Form 10-Q
period 2001-06-30
PHOENIX COMPANIES INC/DE
filed 2001-08-14
CIK 1129633

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   (MARK ONE)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 333-55268

                           THE PHOENIX COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                              06-0493340
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               One American Row, Hartford, Connecticut 06102-5056
                                 (860)403-5000
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No


                  On August 9, 2001, the registrant had 106,365,350 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                        Page
         Unaudited Interim Consolidated Balance Sheets
         as of June 30, 2001 and December 31, 2000 ..............................................................       3

         Unaudited Interim Consolidated Statements of Income, Comprehensive Income and Equity for the
         three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 ..............       5

         Unaudited Interim Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 .................................................................................     6-7

         Notes to Unaudited Interim Consolidated Financial Statements ...........................................       8


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................      25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................      45

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................................      48

Item 2.  Changes in Securities and Use of Proceeds ..............................................................      50

Item 3.  Defaults Upon Senior Securities ........................................................................      51

Item 4.  Submission of Matters to a Vote of Security Holders ....................................................      51

Item 5.  Other Information ......................................................................................      51

Item 6.  Exhibits and Reports on Form 8-K .......................................................................      51

SIGNATURE                                                                                                              52

Exhibit Index                                                                                                          53

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           The Phoenix Companies, Inc.
                 Unaudited Interim Consolidated Balance Sheets


                                                                         As of
                                                                      December 31,    As of June 30,
                                                                          2000             2001
                                                                       ---------        ---------
                                                                               (in millions)
Assets:
Investments
    Held-to-maturity debt securities, at amortized cost                $ 2,109.6        $ 2,153.8
    Available-for-sale debt securities, at fair value                    5,949.0          6,415.7
    Equity securities, at fair value                                       335.5            310.0
    Mortgage loans                                                         593.4            561.3
    Real estate                                                             77.9             80.9
    Policy loans                                                         2,105.2          2,149.5
    Venture capital partnerships                                           467.3            326.6
    Other invested assets                                                  235.7            244.1
    Short-term investments                                                 547.2             15.2
                                                                       ---------        ---------
       Total investments                                                12,420.8         12,257.1

Cash and cash equivalents                                                  176.6          1,025.8
Accrued investment income                                                  194.5            202.1
Deferred policy acquisition costs                                        1,019.0          1,082.2
Premiums, accounts and notes receivable                                    155.8            141.5
Reinsurance recoverables                                                    16.6             17.9
Property and equipment, net                                                122.2            121.2
Goodwill and other intangible assets, net                                  595.9            880.3
Investments in unconsolidated subsidiaries                                 159.9            205.0
Deferred income taxes                                                                        14.7
Net assets of discontinued operations (Note 8)                              25.5             20.8
Other assets                                                                49.8             38.7
Separate account assets                                                  5,376.6          5,286.4
                                                                       ---------        ---------
    Total assets                                                       $20,313.2        $21,293.7
                                                                       =========        =========



        The accompanying notes are an integral part of these statements.

                           The Phoenix Companies, Inc.
           Unaudited Interim Consolidated Balance Sheets (continued)




                                                                         As of             As of
                                                                      December 31,        June 30,
                                                                          2000              2001
                                                                             (in millions)
Liabilities:
    Policy liabilities and accruals                                    $11,372.6        $11,849.3
    Policyholder deposit funds                                             678.4            667.1
    Notes payable                                                          425.4            480.2
    Deferred income taxes                                                    9.4
    Other liabilities                                                      473.0            615.2
    Separate account liabilities                                         5,376.6          5,286.4
                                                                       ---------        ---------
       Total liabilities                                                18,335.4         18,898.2
                                                                       ---------        ---------


  Contingent liabilities (Note 9)


Minority interest in net assets of consolidated subsidiaries               136.9              5.1
                                                                       ---------        ---------

Shareholders' Equity:
   Common stock, $.01 par value, 1.0 billion shares authorized;
      105.0 million shares issued and outstanding                                             1.1
   Additional paid in capital                                                             2,387.1
   Retained earnings                                                     1,820.7             (2.1)
   Accumulated other comprehensive income - securities                      20.2              6.6
   Accumulated other comprehensive income - derivatives                                      (2.3)
                                                                       ---------        ---------
       Total equity                                                      1,840.9          2,390.4
                                                                       ---------        ---------
       Total liabilities and equity                                    $20,313.2        $21,293.7
                                                                       =========        =========


        The accompanying notes are an integral part of these statements.

                           The Phoenix Companies, Inc.
              Unaudited Interim Consolidated Statements of Income,
                       Comprehensive Income and Equity


                                                                               For the Three Months          For the Six Months
                                                                                  Ended June 30,               Ended June 30,
                                                                             -----------------------       -----------------------
                                                                               2000           2001           2000           2001
                                                                             --------       --------       --------       --------
                                                                                                 (in millions)
Revenues
   Premiums                                                                  $  278.7       $  267.2       $  544.7       $  533.2
   Insurance and investment product fees                                        164.4          139.7          327.5          285.2
   Net investment income                                                        278.9          224.6          665.3          390.1
   Net realized investment gains (losses)                                        10.4           (4.9)          34.4          (20.5)
                                                                             --------       --------       --------       --------
      Total revenues                                                            732.4          626.6        1,571.9        1,188.0
                                                                             --------       --------       --------       --------

Benefits and expenses
   Policy benefits and increase in policy liabilities                           335.4          332.2          665.4          666.3
   Policyholder dividends                                                        95.4           89.7          188.9          196.0
   Amortization of deferred policy acquisition costs                             41.3           26.9           81.5           62.0
   Amortization of goodwill and other intangible assets                           9.3           11.3           18.0           24.5
   Interest expense                                                               8.0            7.7           16.3           14.8
   Other operating expenses                                                     123.3          149.0          261.8          397.1
                                                                             --------       --------       --------       --------
       Total benefits and expenses                                              612.7          616.8        1,231.9        1,360.7
                                                                             --------       --------       --------       --------

Income (loss) from continuing operations before income taxes (benefit), minority interest and equity in earnings of and interest earned
     from investments in unconsolidated subsidiaries                            119.7            9.8          340.0         (172.7)

Income taxes (benefit)                                                           48.6            5.2          126.1          (63.8)
                                                                             --------       --------       --------       --------
Income (loss) from continuing operations before minority interest and equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries                                                 71.1            4.6          213.9         (108.9)

Minority interest in net income of consolidated subsidiaries                      6.1            1.7           11.6            3.5
Equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries                                                  2.9            1.1            4.3            3.8
                                                                             --------       --------       --------       --------

Income (loss) from continuing operations                                         67.9            4.0          206.6         (108.6)

Discontinued operations (Note 8)
    (Loss) income from discontinued operations, net of income taxes              (3.7)                          3.1
    Gain on disposal, net of income taxes                                        45.5                          43.3
                                                                             --------       --------       --------       --------

Income (loss) before cumulative effect of accounting changes                    109.7            4.0          253.0         (108.6)

Cumulative effect of accounting changes for:
    Venture capital partnerships, net of income taxes (Note 4)                                                               (48.8)
    Securitized financial instruments, net of income taxes (Note 4)                             (20.5)                        (20.5)
    Derivative financial instruments, net of income taxes (Note 4)                                                             3.9
                                                                             --------       --------       --------       --------

Net income (loss)                                                               109.7          (16.5)         253.0         (174.0)
                                                                             --------       --------       --------       --------
Earnings per share (Note 11)

Other comprehensive (loss) income, net of income taxes
    Unrealized (losses) gains on securities                                      (5.0)           2.5           64.0           (9.1)
    Unrealized losses on derivatives                                                            (4.0)                         (3.4)
    Reclassification adjustment for net realized (losses) gains
       included in net income                                                    (7.8)           1.7          (15.9)          (4.4)
    Cumulative effect of accounting change for derivatives (Note 4)                                                            1.1
                                                                             --------       --------       --------       --------
     Total other comprehensive (loss) income                                    (12.8)           0.2           48.1          (15.8)
                                                                             --------       --------       --------       --------

Comprehensive income (loss)                                                      96.9          (16.3)         301.1         (189.8)
Initial public offering                                                                        766.4                         766.4
Equity adjustment for policyholder dividend obligation (Note 4)                                (30.3)                        (30.3)
Other equity adjustments                                                                                                       3.2
                                                                             --------       --------       --------       --------

Equity, beginning of period                                                   1,960.2        1,670.6        1,756.0        1,840.9
                                                                             --------       --------       --------       --------

Equity, end of period                                                        $2,057.1       $2,390.4       $2,057.1       $2,390.4
                                                                             ========       ========       ========       ========



        The accompanying notes are an integral part of these statements.

                           The Phoenix Companies, Inc.
            Unaudited Interim Consolidated Statements of Cash Flows




                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                           2000           2001
                                                                         --------       --------
                                                                               (IN MILLIONS)
Cash flows from operating activities:
    Net income (loss)                                                    $  253.0       $ (174.0)

Adjustments to reconcile net income to net cash provided
    by operating activities:
    Net gain from discontinued operations                                   (46.4)
    Net realized investment (gains) losses                                  (34.4)          20.5
    Amortization and depreciation                                            28.8           34.8
    Equity in undistributed earnings of affiliates and partnerships        (234.9)          29.7
    Securitized financial instruments and derivatives                                       16.6
    Deferred income taxes                                                    85.6            9.6
    (Increase) decrease in receivables                                      (50.2)           5.3
    Increase in deferred policy acquisition costs                             (.7)         (96.2)
    Increase in policy liabilities and accruals                             176.1          514.9
    Change in other assets/other liabilities, net                            52.7          (54.8)
    Other operating activities, net                                           2.8          (17.7)
                                                                         --------       --------
    Net cash provided by continuing operations                              232.4          288.7
    Net cash used for discontinued operations                              (249.1)         (35.6)
                                                                         --------       --------

    Net cash (used for) provided by operating activities                    (16.7)         253.1
                                                                         --------       --------


Cash flows from investing activities:
    Proceeds from sales, maturities or repayments
      of available-for-sale debt securities                                 603.0        1,050.3
    Proceeds from maturities or repayments of held-to-maturity
      debt securities                                                        94.7           80.5
    Proceeds from disposals of equity securities                            234.5           76.5
    Proceeds from mortgage loan maturities or repayments                     37.5           33.5
    Proceeds from sale of real estate and other invested assets              18.4             .9
    Proceeds from distributions of venture capital partnerships              19.2           23.0
    Proceeds from sale of subsidiaries and affiliates                                       19.0
    Purchase of available-for-sale debt securities                         (669.8)      (1,357.8)
    Purchase of held-to-maturity debt securities                           (166.0)        (147.7)
    Purchase of equity securities                                           (62.6)         (31.9)
    Purchase of subsidiaries                                                 (8.6)         (36.7)
    Purchase of mortgage loans                                                (.5)           (.5)
    Purchase of investments in unconsolidated subsidiaries and
       other invested assets                                                (53.5)         (46.0)
    Purchase of venture capital partnerships                                (55.8)         (24.1)
    Change in short-term investments, net                                  (311.1)         532.0
    Increase in policy loans                                                 (4.1)         (44.3)
    Capital expenditures                                                     (6.6)          (8.1)
    Premium paid for redemption of convertible debt                                        (18.8)
                                                                         --------       --------
Net cash (used for) provided by continuing operations                      (331.3)          99.8
Net cash provided by discontinued operations                                244.8           38.0
                                                                         --------       --------

Net cash (used for) provided by investing activities                     $  (86.5)      $  137.8
                                                                         --------       --------

        The accompanying notes are an integral part of these statements.

                           The Phoenix Companies, Inc.
      Unaudited Interim Consolidated Statements of Cash Flows (continued)



                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                           2000           2001
                                                                         --------       --------
                                                                               (IN MILLIONS)
Cash flows from financing activities:
Issuance of common stock                                                                $  807.9
Payments to eligible policyholders in lieu of stock                                        (28.7)
Net deposits (withdrawals) of policyholder deposit funds,
     net of interest credited                                            $   33.1          (11.3)
Proceeds from borrowings                                                       .9          180.0
Repayment of borrowings                                                     (37.8)        (125.2)
Distributions to minority shareholders                                       (2.8)        (345.0)
Debenture principal payments                                                               (19.4)
                                                                         --------       --------
Net cash (used for) provided by financing activities                         (6.6)         458.3
                                                                         --------       --------

Net change in cash and cash equivalents                                    (109.8)         849.2

Cash and cash equivalents, beginning of period                              187.6          176.6
                                                                         --------       --------

Cash and cash equivalents, end of period                                 $   77.8       $1,025.8
                                                                         ========       ========

Supplemental cash flow information:
Income taxes paid (refunded), net                                        $   27.4       $  (34.2)
Interest paid on indebtedness                                            $   16.5       $   14.8

         The accompanying notes are an integral part of these statements

                           The Phoenix Companies, Inc.
        Notes to the Unaudited Interim Consolidated Financial Statements



1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

       The Phoenix Companies, Inc. (together with its subsidiaries, Phoenix) is a provider of wealth management products and services offered through a variety of select advisors and financial services firms to serve the accumulation, preservation and transfer needs of the affluent and high net worth market, businesses and institutions. Phoenix offers a broad range of life insurance, variable annuity and investment management solutions through a variety of distributors. These products and services are managed within four reportable segments: Life and Annuity, Investment Management, Venture Capital, and Corporate and Other. See Note 6 - "Segment Information."

       In 1999, Phoenix Home Life Mutual Insurance Company, now a Phoenix subsidiary, renamed Phoenix Life Insurance Company, discontinued the operations of three of its business units: the Reinsurance Operations, the Real Estate Management Operations and the Group Life and Health Operations. See Note 8 - "Discontinued Operations."

2.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The State of New York Insurance Department (the Insurance Department) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company for determining solvency under the New York State Insurance Law. No consideration is given by the Insurance Department to financial statements prepared in accordance with GAAP in making such determination.

       In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the company for the year ended December 31, 2000.

3.     REORGANIZATION AND INITIAL PUBLIC OFFERING

       Under the terms of the plan of reorganization, which the board of directors of Phoenix Home Life Mutual Insurance Company unanimously adopted on December 18, 2000 and amended and restated on January 26, 2001, on June 25, 2001, the effective date of the demutualization, such company converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc. and changed its name to Phoenix Life Insurance Company (Phoenix Life). At the same time, Phoenix Investment Partners, Ltd. (PXP) became an indirect wholly owned subsidiary of The Phoenix Companies, Inc. All policyholder membership interests in the mutual company were extinguished on the effective date and eligible policyholders of the mutual company received 56.2 million shares of common stock, and $28.8 million of cash and $12.7 million of policy credits as compensation. The demutualization was accounted for as a reorganization. Accordingly, Phoenix's retained earnings immediately following the demutualization and the closing of the Initial Public Offering (IPO) on, June 25, 2001 (net of the cash payments and policy credits, which were charged directly to retained earnings) were reclassified to common stock and additional paid-in capital. In addition, Phoenix Life established a closed block for the benefit of holders of certain individual life insurance policies of Phoenix Life. The purpose of the closed block is to protect the policy dividend expectations of the holders of the policies included in the closed block after demutualization. The closed block will continue in effect until the date none of such policies are in force. See Note 7 - "Closed Block."

       In addition, on June 25, 2001, Phoenix completed its IPO in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO were $807.9 million, which was contributed to Phoenix Life. See Note 10 - "Subsequent Events."

4.     SUMMARY OF NEW SIGNIFICANT ACCOUNTING POLICIES

       Accounting for Demutualizations

       Effective June 30, 2001, Phoenix adopted Statement of Position 00-3 (SOP 00-3) "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts." The provisions of SOP 00-3 provide guidance on accounting by insurance enterprises for demutualizations and the formation of mutual holding companies, including the emergence of earnings from and the financial statement presentation of the closed block formed as a part of the demutualization. SOP 00-3 specifies that closed block assets, liabilities, revenues and expenses should be displayed with all other assets, liabilities, revenues and expenses of the insurance enterprise based on the nature of the particular item, with appropriate disclosures relating to the closed block. SOP 00-3 also provides guidance regarding accounting for pre-demutualization participating contracts, for establishment of a policyholder dividend obligation, for earnings that relate to the closed block but do not inure to stockholders and for expenses relating to a demutualization. The financial statements herein reflect the adoption of SOP 00-3.

       Pursuant to SOP 00-3, in the second quarter of 2001, Phoenix recorded a charge of $30.3 million to equity representing the establishment of the policyholder dividend obligation along with the corresponding impact on deferred policy acquisition costs and deferred income taxes.

       The following table summarizes the equity adjustment for the policyholder dividend obligation.

       Establishment of policyholder dividend obligation                $(115.5)
       Impact on deferred policy acquisition costs                         68.9
       Impact on deferred income taxes                                     16.3
                                                                         ------
       Total equity adjustment for policyholder dividend obligation     $ (30.3)
                                                                         ======

       See Note 7 - "Closed Block" for additional information.

       Venture Capital

       Phoenix records its investments in venture capital partnerships in accordance with the equity method of accounting. Phoenix records its share of the net equity in earnings of the venture capital partnerships in accordance with Accounting Practice Bulletin 18, using the most recent financial information received from the partnerships. Historically, this information has been provided to Phoenix on a one-quarter lag. Due to the recent volatility in the equity markets, Phoenix believes the one-quarter lag in reporting is no longer appropriate. Therefore, Phoenix has changed its method of applying the equity method of accounting to eliminate the quarterly lag in reporting.

       In the first quarter of 2001, Phoenix recorded a charge of $48.8 million (net of income taxes of $26.3 million) representing the cumulative effect of this accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

       In the first quarter of 2001, Phoenix removed the lag in reporting by estimating the change in Phoenix's share of the net equity in earnings of the venture capital partnerships for the period from December 31, 2000, the date of the most recent financial information provided by the partnerships, to Phoenix's then current reporting date of March 31, 2001. To estimate the net equity in earnings of the venture capital partnerships for the period from January 1, 2001 through March 31, 2001, Phoenix developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, Phoenix used quoted market prices at March 31, 2001, applying discounts to public prices, in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, Phoenix applied a public industry sector index to roll the value forward from January 1, 2001 through March 31, 2001. Using this methodology, Phoenix's share of equity losses from the partnerships decreased income from continuing operations by $37.3 million (net of income taxes of $20.0 million) for the first quarter 2001. Phoenix will apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (i.e., new rounds of financing, initial public offerings and writedowns by the general partners). In the second quarter 2001, Phoenix recorded investment income before tax of $5.5 million, which reflects Phoenix's estimate of its venture capital partnership results for the second quarter, a true-up of the first quarter estimate and realized gains on cash and stock distributions. Phoenix will also revise the valuations it has assigned to the investee companies once a year, to reflect the valuations in the audited financial statements received from the venture capital partnerships. Phoenix's venture capital earnings remain subject to volatility.

       Securitized Financial Assets

       During the third quarter of 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on a new accounting requirement for the recognition of impairments on interest-only securities and other retained beneficial interests in securitized financial assets. The new guidance is summarized in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20).

       Under prior accounting rules, declines in the value of our interest-only securities and other retained beneficial interests in securitized financial assets were recognized in the statement of operations when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the interest-only securities.

       Under the new accounting rule, declines in value are recognized when both of the following occur: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash flows expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security.

       The cumulative effect of adoption of EITF 99-20 on April 1, 2001 was to decrease net income after tax by $20.5 million.

       Derivative Financial Instruments

       In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Derivatives" - an amendment of FASB Statement No. 133. This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

       Phoenix maintains an overall interest rate risk-management strategy that incorporates the use of derivative financial instruments to manage exposure to fluctuations in interest rates. Phoenix's exposure to interest rate changes primarily results from the commitment to fund interest-sensitive insurance liabilities, as well as from significant holdings of fixed rate investments. Derivative instruments that are used as part of Phoenix's interest rate risk-management strategy include interest rate swap agreements, interest rate caps, interest rate floors, interest rate swaptions and foreign currency swap agreements. To reduce counterparty credit risks and diversify counterparty exposure, Phoenix enters into derivative contracts only with highly rated financial institutions.

       Phoenix enters into interest rate swap agreements to reduce market risks from changes in interest rates. Phoenix does not enter into interest rate swap agreements for trading purposes. Under interest rate swap agreements, Phoenix exchanges cash flows with another party, at specified intervals, for a set length of time based on a specified notional principal amount. Typically, one of the cash flow streams is based on a fixed interest rate set at the inception of the contract, and the other is a variable rate that periodically resets. Generally, no premium is paid to enter into the contract and neither party makes a payment of principal. The amounts to be received or paid on these swap agreements are accrued and recognized in net investment income.

       Phoenix enters into interest rate floor, interest rate cap and swaption contracts as a hedge for its assets and insurance liabilities against substantial changes in interest rates. Phoenix does not enter into such contracts for trading purposes. Interest rate floor and interest rate cap agreements are contracts with a counterparty which require the payment of a premium and give Phoenix the right to receive, over the term of the contract, the difference between the floor or cap interest rate and a market interest rate on specified future dates based on an underlying notional principal amount. Swaption contracts are options to enter into an interest rate swap transaction on a specified future date and at a specified interest rate. Upon the exercise of a swaption, Phoenix would receive either a swap agreement at the pre-specified terms or cash for the market value of the swap. Phoenix pays the premium for these instruments on a quarterly basis over the maturity of the contract, and recognizes these payments in net investment income.

       Phoenix enters into foreign currency swap agreements to hedge against fluctuations in foreign currency exposure. Under these agreements, Phoenix agrees to exchange with another party, principal and periodic interest payments denominated in foreign currency for payments denominated in U.S. dollars. The amounts to be received or paid on these foreign currency swap agreements are recognized in net investment income.

       Phoenix adopted SFAS No. 133 and SFAS No. 138 effective January 1, 2001. Phoenix reviewed its inventory of financial instruments, including insurance and annuity contracts and "hybrid" investments, for potential embedded derivatives. Phoenix also reviewed its portfolio of freestanding derivatives, which includes interest rate swap, cap and floor contracts, swaptions and foreign currency swap agreements.

       On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Phoenix recorded a net-of-tax cumulative effect adjustment of $1.3 million (gain) in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments. Phoenix also recorded an offsetting net-of-tax cumulative effect adjustment of $1.3 million (loss) in earnings to recognize the difference attributable to the hedged risks between the carrying values and fair values of the related hedged assets and liabilities. Phoenix also recorded a net-of-tax cumulative effect adjustment of $1.1 million in accumulated other comprehensive income to recognize, at fair value, all derivatives that are designated as cash-flow hedging instruments.

       For derivative instruments which were not designated as hedges, upon implementation of SFAS No. 133, Phoenix recorded a net-of-tax cumulative effect adjustment of $3.9 million in earnings to recognize these instruments at fair value. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not included in the cumulative effect adjustment. There were no gains or losses on derivative instruments that were reported independently as deferred assets or liabilities that required de-recognition from the balance sheet.

       Phoenix recognized an after-tax loss of $0.5 million for the quarter ended June 30, 2001 and an after-tax gain of $0.1 million for the six months ended June 30, 2001 (reported as other comprehensive income in the Unaudited Consolidated Statement of Income, Comprehensive Income and Equity), which represented the change in fair value of interest rate swaps which have been designated as cash flow hedges, using the shortcut method, assuming no ineffectiveness. These interest rate swaps hedge floating-rate exposure on asset cash flows that back insurance liabilities by swapping floating rate bonds to fixed. For changes in the fair value of derivatives that are designated, qualify, and are highly effective as cash flow hedges, and for which the critical terms of the hedging instrument and the assets match, Phoenix recognizes the change in fair value of the derivative in other comprehensive income. Phoenix expects that there will be no ineffectiveness to recognize in earnings during the term of the hedges, and Phoenix does not expect to reclassify into earnings amounts reported in accumulated other comprehensive income over the next 12 months.

       For the quarter and six months ended June 30, 2001, Phoenix also recognized an after-tax loss of $3.5 million (reported as other comprehensive income in the Unaudited Consolidated Statement of Income, Comprehensive Income and Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets. For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, Phoenix recognizes the change in fair value of the derivative in other comprehensive income. Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified as earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings.

       Phoenix also recognized an after-tax loss of $1.2 million for the quarter ended June 30, 2001 and an after-tax loss of $1.3 million for the six months ended June 30, 2001 (reported as net investment income in the Unaudited Consolidated Statement of Income, Comprehensive Income and Equity), which represented the change in fair value of derivative instruments which were not designated as hedges upon implementation of SFAS 133. These instruments primarily include: interest rate floors which hedge spread deficiency risk between assets and deferred annuity product liabilities; interest rate caps which hedge disintermediation risk associated with universal life insurance liabilities; and interest rate swaps which were hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities for which offsetting swap positions were taken to lock in a stream of income to supplement the income on the assets purchased. For changes in fair value of derivatives that are not designated, and did not qualify as highly effective hedges upon implementation of SFAS 133, Phoenix recognizes the entire change in fair value of the derivatives in current-period earnings.

       Phoenix also holds foreign currency swaps as hedges against available-for-sale securities that back U.S. dollar denominated liabilities. For changes in the fair value of derivatives that are designated, qualify, and are highly effective as fair value hedges, Phoenix recognizes the change in fair value of the derivative, along with the change in value of the hedged asset or liability attributable to the hedged risk, in current-period earnings. For the quarter and six months ended June 30, 2001, Phoenix recognized an after-tax loss of $0.3 million, representing hedge ineffectiveness which is included in earnings.

       Business Combinations/Goodwill and other Intangible Assets

       In June 2001, the FASB approved SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" which are effective for July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill and intangible assets with identified lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Goodwill and intangible assets will be tested for impairment in accordance with the provisions of the statement. Phoenix is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

5.     SIGNIFICANT TRANSACTIONS

       PURCHASE OF PHOENIX INVESTMENT PARTNERS MINORITY INTEREST

       On September 10, 2000, Phoenix Life, one of its subsidiaries and PXP entered into an agreement and plan of merger, pursuant to which such subsidiary agreed to purchase the outstanding common stock shares of PXP owned by third parties, for a price of $15.75 per share. In connection with this merger, Phoenix Life paid, from available cash and short-term investments, $339.3 million to those stockholders on January 11, 2001. As a result, PXP became an indirect wholly owned subsidiary of Phoenix Life and PXP's shares of common stock were de-listed from the New York Stock Exchange. In addition, PXP has accrued compensation expenses of $57.0 million to cash out options, $5.5 million of related compensation costs, $5.2 million in retention costs and $3.9 million in transaction costs at March 31, 2001.

       After the merger, some third party holders of PXP's convertible subordinated debentures converted their debentures and PXP redeemed all remaining outstanding debentures held by third parties by the end of March 2001. PXP made cash payments totaling $38.0 million in connection with these conversions and redemptions. PXP borrowed $95.0 million from its then existing credit facility to make these payments.

       The excess of purchase price over the minority interest in the net assets of PXP totaled $224.1 million. Of this excess purchase price, $179.1 million has been allocated to investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The weighted average useful life of the investment management contracts is 11.3 years. The remaining excess purchase price of $118.4 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of goodwill and investment management contracts of $1.4 million and $6.9 million, respectively, has been expensed for the period ended June 30, 2001.

       The following table summarizes the calculation and allocation of purchase price (in millions).

       Purchase price:
       Purchase price for 21.5 million outstanding shares at $15.75/share              $339.3
       Premium paid related to third party convertible debt redemption/conversion        18.8
       Transaction related costs                                                          3.2
                                                                                       ------

       Total purchase price                                                            $361.3
                                                                                       ======

       Purchase price allocation:
       Fair value of acquired net assets                                               $137.2
       Investment management contracts                                                  179.1
       Deferred taxes                                                                   (73.4)
       Goodwill                                                                         118.4
                                                                                       ------

       Total purchase price allocation                                                 $361.3
                                                                                       ======


       Prior to this transaction, PXP had a $1.2 million liability related to options held by certain employees. As a result of this transaction, all outstanding options were settled and, consistent with previous accounting treatment, the remaining liability was reversed and recorded as additional paid-in capital.

       Additionally, prior to the transaction, PXP had outstanding restricted stock, which had been issued to certain employees pursuant to PXP's Restricted Stock Plan. For book purposes, the fair market value of the options at the date of the grant was recorded as unearned compensation, as a separate component of shareholders equity, and amortized over the restriction period. For tax purposes, PXP can deduct compensation expense equal to the fair market value of the stock on the date of the restrictions lapse. The tax benefit of the deduction in excess of the compensation expense is recorded as an adjustment to additional paid-in capital. At the time of this transaction, all restrictions lapsed, and PXP recorded a $2.0 million tax receivable for the deduction and a corresponding adjustment to additional paid-in capital.

       EARLY RETIREMENT PROGRAM

       On January 29, 2001, Phoenix offered a special retirement program under which qualified participants will receive enhanced retirement benefits by the addition of five years to age and pension plan service under the Employee Pension Plan. Employees of Phoenix Life and PXP who decided to participate will retire between June 1, 2001 and December 31, 2001, with most retirements effective at the beginning of that period. Of the 309 participants eligible, 159 accepted the special retirement incentive program. As a result of this program, Phoenix recorded an additional pension expense of $17.4 million for the period ended June 30, 2001.

       ABERDEEN ASSET MANAGEMENT

       In May 2001, Phoenix purchased additional shares of common stock of Aberdeen Asset Management plc, for a cash purchase price of $46.8 million, bringing its ownership to 22.0% (26.95% when the convertible subordinated note is included) of the common stock of Aberdeen at June 30, 2001.

       MASTER CREDIT FACILITY

       In June 2001, The Phoenix Companies, Inc., Phoenix Life, and PXP entered into a $375 million revolving credit facility that matures on June 10, 2005. Phoenix Life's and PXP's existing credit agreements were terminated at that time. Loans to Phoenix Life and PXP are unconditionally guaranteed by The Phoenix Companies, Inc. Base rate loans bear interest at the greater of the Bank of Montreal's prime commercial rate or the effective federal funds rate plus 0.5%. Eurodollar rate loans bear interest at LIBOR plus an applicable margin. The credit agreement contains customary financial and operating covenants that include, among other provisions, requirements that The Phoenix Companies, Inc. maintain a minimum shareholders' equity and a maximum debt to capitalization ratio; that Phoenix Life maintain a minimum risk based capital ratio, minimum financial strength ratings; and that PXP maintain a maximum debt to capitalization ratio and a minimum shareholders' equity.

6.     SEGMENT INFORMATION

       The following tables provide certain information with respect to Phoenix's operating segments as of December 31, 2000, June 30, 2001 and for each of the three months and six months ended June 30, 2000 and 2001, as well as the realized investment gains and non-recurring items not included in segment after-tax operating income.


                                                       DECEMBER 31,     JUNE 30,
                                                           2000           2001
                                                        ---------      ---------
                                                             (IN MILLIONS)
       Total assets:
       Life and Annuity                                 $17,862.4      $18,013.2
       Investment Management                                800.2        1,002.3
       Venture Capital                                      467.3          326.6
       Corporate and Other                                1,157.8        1,930.8
       Discontinued operations                               25.5           20.8
                                                        ---------      ---------
          Total                                         $20,313.2      $21,293.7
                                                        =========      =========

       Deferred policy acquisition costs:
       Life and Annuity                                 $ 1,019.0      $ 1,082.2
                                                        =========      =========

       Policy liabilities and accruals:
       Life and Annuity                                 $11,220.0      $11,696.6
       Corporate and Other                                  152.6          152.7
                                                        ---------      ---------
          Total                                         $11,372.6      $11,849.3
                                                        =========      =========

       Policyholder deposit funds:
       Life and Annuity                                 $   665.6      $   656.6
       Corporate and Other                                   12.8           10.5
                                                        ---------      ---------
          Total                                         $   678.4      $   667.1
                                                        =========      =========

                                                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                                   ---------------------       ---------------------
                                                                     2000          2001          2000          2001
                                                                   -------       -------       -------       -------
                                                                       (IN MILLIONS)               (IN MILLIONS)
Premiums:
Life and Annuity                                                   $ 278.7       $ 267.2       $ 544.7       $ 533.2
                                                                   -------       -------       -------       -------
   Total                                                             278.7         267.2         544.7         533.2
                                                                   -------       -------       -------       -------

Insurance and investment product fees:
Life and Annuity                                                      77.6          75.9         157.1         154.2
Investment Management                                                 83.3          66.1         167.5         136.8
Corporate and Other                                                    6.0           2.9          12.3           6.6
Non-recurring items                                                    4.5           3.8           4.5           3.8
Less: inter-segment revenues                                          (7.0)         (9.0)        (13.9)        (16.2)
                                                                   -------       -------       -------       -------
   Total                                                             164.4         139.7         327.5         285.2
                                                                   -------       -------       -------       -------


Net investment income:
Life and Annuity                                                     196.0         218.3         391.8         436.5
Investment Management                                                   .4            .4           1.0            .8
Venture Capital                                                       67.5           5.6         253.4         (51.7)
Corporate and Other                                                   11.9          (1.7)         13.4            .8
Add: inter-segment investment expenses                                 3.1           2.0           5.7           3.7
                                                                   -------       -------       -------       -------
   Total                                                             278.9         224.6         665.3         390.1
                                                                   -------       -------       -------       -------

Policy benefits and increase in policy liabilities
   and policyholder dividends:
Life and Annuity                                                     428.6         419.7         848.0         857.3
Corporate and Other                                                    2.2           2.2           6.3           5.0
                                                                   -------       -------       -------       -------
   Total                                                             430.8         421.9         854.3         862.3
                                                                   -------       -------       -------       -------

Amortization of deferred policy acquisition costs:
Life and Annuity                                                      41.3          26.9          81.5          62.0
                                                                   -------       -------       -------       -------
    Total                                                             41.3          26.9          81.5          62.0
                                                                   -------       -------       -------       -------

Amortization of goodwill and other intangible assets:
Life and Annuity                                                        .4            .1            .4            .2
Investment Management                                                  8.6          11.8          16.5          24.3
Corporate and Other                                                     .3           (.6)          1.1
                                                                   -------       -------       -------       -------
   Total                                                               9.3          11.3          18.0          24.5
                                                                   -------       -------       -------       -------

Interest expense:
Life and Annuity                                                        .2            .3            .5            .5
Investment Management                                                  4.5           4.6           9.1           8.6
Corporate and Other                                                    3.0           3.1           6.7           6.2
Less: inter-segment expenses                                            .3           (.3)                        (.5)
                                                                   -------       -------       -------       -------
   Total                                                               8.0           7.7          16.3          14.8
                                                                   -------       -------       -------       -------

Other operating expenses:
Life and Annuity                                                      63.2          76.1         129.8         156.8
Investment Management                                                 52.1          53.0         105.0         110.2
Corporate and Other                                                    8.6          13.7          31.6          28.7
Non-recurring items                                                    3.6          12.9           3.6         113.4
Less: inter-segment expenses                                          (4.2)         (6.7)         (8.2)        (12.0)
                                                                   -------       -------       -------       -------
   Total                                                           $ 123.3       $ 149.0       $ 261.8       $ 397.1
                                                                   -------       -------       -------       -------

                                                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                                   ---------------------       ---------------------
                                                                     2000          2001          2000          2001
                                                                   -------       -------       -------       -------
                                                                       (IN MILLIONS)               (IN MILLIONS)
Operating income (loss) before income taxes (benefit),
   minority interest and equity in earnings of and interest
   earned from investments in unconsolidated subsidiaries:
Life and Annuity                                                   $  18.6       $  38.3       $  33.4       $  47.1
Investment Management                                                 18.5          (2.9)         37.9          (5.5)
Venture Capital                                                       67.5           5.6         253.4         (51.7)
Corporate and Other                                                    3.8         (17.2)        (20.0)        (32.5)
Non-recurring items                                                     .9          (9.1)           .9        (109.6)
                                                                   -------       -------       -------       -------
   Total                                                             109.3          14.7         305.6        (152.2)
                                                                   -------       -------       -------       -------

Income taxes (benefit):
Life and Annuity                                                       6.3          13.4          11.6          16.5
Investment Management                                                  7.6          (1.6)         17.1           (.1)
Venture Capital                                                       23.6           1.9          88.7         (18.1)
Corporate and Other                                                    4.4          (9.8)         (9.2)        (20.0)
Non-recurring items                                                    3.1           2.9           5.9         (35.0)
                                                                   -------       -------       -------       -------
   Total                                                              45.0           6.8         114.1         (56.7)
                                                                   -------       -------       -------       -------


Minority interest in net income of consolidated subsidiaries:
Investment Management                                                  5.3           1.7           9.3           3.5
                                                                   -------       -------       -------       -------
   Total                                                               5.3           1.7           9.3           3.5
                                                                   -------       -------       -------       -------

Equity in earnings of and interest earned from investments
   in unconsolidated subsidiaries:
Investment Management                                                  2.3            .2           2.7           2.3
Corporate and Other                                                     .6            .9           1.6           1.5
                                                                   -------       -------       -------       -------
   Total                                                               2.9           1.1           4.3           3.8
                                                                   -------       -------       -------       -------

Segment operating income (loss) after taxes:
Life and Annuity                                                      12.3          24.9          21.8          30.6
Investment Management                                                  7.9          (2.8)         14.2          (6.6)
Venture Capital                                                       43.9           3.7         164.7         (33.6)
Corporate and Other                                                                 (6.5)         (9.2)        (11.0)
                                                                   -------       -------       -------       -------
   Sub-total                                                          64.1          19.3         191.5         (20.6)
Non-recurring items                                                   (2.2)        (12.0)         (5.0)        (74.6)
                                                                   -------       -------       -------       -------
   Total                                                              61.9           7.3         186.5         (95.2)
                                                                   -------       -------       -------       -------

Net realized investment gains (losses) after taxes:
Life and Annuity                                                     (10.1)          2.0         (18.8)         (4.4)
Investment Management                                                  1.2          (3.1)          3.5            .5
Corporate and Other                                                   14.9          (2.2)         35.4          (9.5)
                                                                   -------       -------       -------       -------
   Total                                                               6.0          (3.3)         20.1         (13.4)
                                                                   -------       -------       -------       -------

Income (loss) from continuing operations:
Life and Annuity                                                       2.2          26.9           3.0          26.2
Investment Management                                                  9.1          (5.9)         17.7          (6.1)
Venture Capital                                                       43.9           3.7         164.7         (33.6)
Corporate and Other                                                   14.9          (8.7)         26.2         (20.5)
Non-recurring items                                                   (2.2)        (12.0)         (5.0)        (74.6)
                                                                   -------       -------       -------       -------
   Total                                                           $  67.9       $   4.0       $ 206.6       $(108.6)
                                                                   =======       =======       =======       =======

       The components of after-tax non-recurring items for the three months and six months ended June 30, were as follows:

                                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                                 ---------------------       ---------------------
       Supplemental Information                                    2000          2001          2000          2001
                                                                 -------       -------       -------       -------
       Non-recurring items:
       Investment Management
          Portfolio gain (1)                                     $   3.1       $             $   3.1
          Loss on sublease transaction (2)                           (.7)                        (.7)
          Partnership gains (3)                                                    2.4                     $   2.4
          Expenses of purchase of PXP minority interest (4)                       (2.9)                      (46.7)
                                                                 -------       -------       -------       -------
          Sub-total                                                  2.4           (.5)          2.4         (44.3)
                                                                 -------       -------       -------       -------
       Corporate and Other
          Early retirement pension adjustment (5)                                   .6                       (11.3)
          Demutualization expense (6)                               (1.7)        (12.1)         (1.7)        (19.0)
          Surplus tax (7)                                           (2.9)                       (5.7)
                                                                 -------       -------       -------       -------
          Sub-total                                                 (4.6)        (11.5)         (7.4)        (30.3)
                                                                 -------       -------       -------       -------
       Total                                                     $  (2.2)      $ (12.0)      $  (5.0)      $ (74.6)
                                                                 =======       =======       =======       =======


       Non-recurring items include:

       (1) the reimbursement, and subsequent reinsurance recovery, related to two mutual fund investment portfolios which had inadvertently sustained losses;

       (2) one-time expenses related to sublease transactions on certain office space;

       (3)    gains related to distributions from PXP partnership investments;

       (4) expenses related to the purchase of the PXP minority interest, including PXP's accrual of non-recurring compensation expenses of $57.0 million to cash out options, $5.5 million of related compensation costs, non-recurring retention costs of $5.2 million and non-recurring transaction costs of $3.9 million. Income taxes of $27.8 million were calculated using an effective tax rate of 38.8%;

       (5) charges incurred in 2001 in connection with early retirement programs;

       (6)    expenses related to the demutualization; and

       (7) surplus tax because as a mutual life insurance company, Phoenix Life was subject, in the periods indicated, to a surplus tax limiting the ability of mutual insurance companies to deduct the full amount of policyholder dividends from taxable income. Phoenix Life will not be subject to such surplus tax in 2001 and future years as a result of the demutualization.

       Included in policy benefits and dividend amounts for the Life and Annuity segment is interest credited on policyholder account balances of $60.6 million and $54.8 million for the six months ended June 30, 2000 and 2001, respectively.

7.     CLOSED BLOCK

       On the date of demutualization, Phoenix Life established a closed block for the benefit of holders of certain individual participating life insurance policies and annuities of Phoenix Life for which Phoenix Life had a dividend scale payable in 2000. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses, and taxes, and to provide for the continuation of policyholder dividend scales in effect for 2000, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the closed block. The closed block will continue in effect as long as any policy in the closed block remains in force.

       Other than the provisions of SOP 00-3, Phoenix Life uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. SOP 00-3 requires the establishment of a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, Phoenix Life will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, Phoenix Life will recognize only the actual earnings in income. However, Phoenix Life may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings. An income statement for the closed block is not shown because the difference between the actual cumulative earnings from the closed block and the expected cumulative earnings from the closed block from the date of demutualization, June 25, 2001, to June 30, 2001, are not considered material.

       The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholders' benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, and investment income and realized investment gains and losses of investment assets outside the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of deferred acquisition costs. The amounts shown in the table below for assets and liabilities are those that enter into the determination of amounts to be paid to policyholders.

       As specified in the plan of reorganization, the allocation of assets for the closed block was made as of December 31, 1999. Consequently, cumulative earnings on the closed block assets and liabilities for the period January 1, 2000 to June 30, 2001 in excess of expected cumulative earnings do not inure to stockholders and have been used to establish an initial policyholder dividend obligation as of June 30, 2001. The initial policyholder dividend obligation of $115.5 million consists of $45.2 million of earnings for the period January 1, 2000 to June 30, 2001 and unrealized gains on assets in the closed block as of June 30, 2001 of $70.3 million.

       The following sets forth certain summarized financial information relating to the closed block as of June 30, 2001:

       Closed block liabilities:
          Policy liabilities and accruals and policyholder deposit funds         $8,953.4
          Policyholder dividends payable                                            364.2
          Policyholder dividend obligation                                          115.5
          Other closed block liabilities                                             13.5
                                                                                 --------
               Total closed block liabilities                                     9,446.6
                                                                                 --------

       Closed block assets:
          Held-to-maturity debt securities at amortized cost                      1,608.6
          Available-for-sale debt securities at fair value                        3,957.3
          Mortgage loans                                                            390.2
          Policy loans                                                            1,412.5
          Deferred income taxes                                                     385.2
          Investment income due and accrued                                         125.0
          Net due and deferred premiums                                              39.4
          Cash and cash equivalents                                                 123.4
                                                                                 --------
               Total closed block assets                                          8,041.6
                                                                                 --------

       Excess of reported closed block liabilities over closed block assets      $1,405.0
                                                                                 ========

       Maximum future earnings to be recognized from closed block assets
          and liabilities                                                        $1,405.0
                                                                                 ========

       Change in policyholder dividend obligation:
          Balance at beginning of period                                         $     --
          Change during the period                                                  115.5
                                                                                 --------
          Balance at end of period                                               $  115.5
                                                                                 ========


8.     DISCONTINUED OPERATIONS

       During 1999, Phoenix discontinued the operations of three of its business segments which in prior years had been reflected as reportable business segments: the reinsurance operations, the real estate management operations and the group life and health operations. The discontinuation of these business segments resulted from the sale of several operations, a signed agreement to sell one of the operations and the implementation of plans to withdraw from the remaining businesses.

       REINSURANCE OPERATIONS

       During 1999, Phoenix completed a comprehensive strategic review of its reinsurance segment and decided to exit these operations through a combination of sale, reinsurance and placement of certain components into run-off. The reinsurance segment consisted primarily of individual life reinsurance operations as well as group accident and health reinsurance business. Accordingly, Phoenix estimated the sales proceeds, net premiums, net claims payments and expenses of winding-down the business. As a result, in 1999 Phoenix recognized a $173.0 million pre-tax loss on the disposal of reinsurance operations.

       During 1999, Phoenix placed the retained group accident and health reinsurance business into run-off. Phoenix adopted a formal plan to stop writing new contracts covering these risks and end the existing contracts as soon as those contracts would permit. However, Phoenix remained liable for claims under those contracts.

       Based on the most recent information available, Phoenix reviewed the run-off block and estimated the amount and timing of future net premiums, claims and expenses. Consequently, Phoenix increased reserve estimates on the run-off block in 1999 by $180 million (pre-tax). In addition, as part of the exit strategy, Phoenix purchased aggregate excess of loss reinsurance to further protect Phoenix from unfavorable results from this discontinued business. This reinsurance is subject to an aggregate retention of $100 million on the discontinued business. Phoenix may commute the agreement at any time after September 30, 2004, subject to automatic commutation effective September 30, 2019. Phoenix incurred an initial expense of $130 million on the acquisition of this reinsurance.

       During 2000, Phoenix updated its estimates of future losses related to the group accident and health reinsurance business as well as future expenses associated with managing the run-off. Based on the most recent information available, Phoenix increased reserve estimates on the run-off block by $97 million (pre-tax) in the third quarter of 2000. Phoenix determined that the increase to reserves was needed based on revised actuarial assumptions to reflect current and expected deteriorating trends in claim experience and higher than anticipated expenses.

       During the first six months of 2001, Phoenix did not recognize any additional reserve provisions.

       The additional reserves and aggregate excess of loss reinsurance coverage are expected to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, Phoenix expects to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes.

       A significant portion of the claims arising from the discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc. (Unicover). Unicover organized and managed a group, or pool, of insurance companies (Unicover pool) and certain other facilities, which reinsured the life and health insurance components of workers' compensation insurance policies issued by various property and casualty insurance companies. Phoenix was a member of the Unicover pool. Phoenix terminated its participation in the Unicover pool effective March 1, 1999.

       Phoenix is involved in disputes relating to the activities of Unicover. Under Unicover's underwriting authority, the Unicover pool and Unicover facilities wrote a dollar amount of reinsurance coverage that was many times greater than originally estimated. As a member of the Unicover pool, Phoenix is involved in several proceedings in which the pool members assert that they can deny coverage to certain insurers, which claim that they purchased reinsurance coverage from the pool.

       Further, Phoenix was, along with Sun Life Assurance of Canada (Sun Life) and Cologne Life Reinsurance Company (Cologne Life), a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, Phoenix joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, Phoenix and Sun Life sought to cancel their retrocession agreement on the grounds that material misstatements and nondisclosures were made to them about, among other things, the amount of risks they would be reinsuring. The arbitration proceedings are ongoing only with respect to the Unicover pool, because Phoenix, Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000 (see discussion below).

       In its capacity as a retrocessionaire of the Unicover business, Phoenix had an extensive program of its own reinsurance in place to protect it from financial exposure to the risks it had assumed. Currently, Phoenix is involved in separate arbitration proceedings with three of its own retrocessionaires, which are seeking, on various grounds, to avoid paying any amounts to Phoenix. All of these proceedings remain in their preliminary phases. Because the same retrocession program that covers Phoenix's Unicover business covers a significant portion of its other remaining group accident and health reinsurance business, Phoenix could have additional material losses if one or more of its retrocessionaires successfully avoids its obligations.

       During 2000, Phoenix reached settlements with several of the companies involved in Unicover. On January 13, 2000, Phoenix and the other member companies of the Unicover pool settled with EBI Indemnity Company and affiliates of the Orion Group (EBI/Orion), by which all pool members were released from their obligations as reinsurers of EBI/Orion. On January 21, 2000, Phoenix settled with Reliance Insurance Company (Reliance) and its parent Reliance Group Holdings, Inc. and was released from its obligations as a reinsurer of the so-called Reliance facility. On March 27, 2000, Phoenix settled with Reliance, Lincoln National Life Insurance Company and Lincoln National Health and Casualty Company, releasing Phoenix from its obligations as a reinsurer of the so-called Lincoln facility. There was no effect on net income resulting from these settlements for the quarter ended March 31, 2000.

       A second set of disputes involves personal accident business that was reinsured in the London reinsurance market in the mid-1990s in which Phoenix participated. The disputes involve multiple layers of reinsurance, and allegations that the reinsurance program created by the brokers involved in placing those layers was interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in arbitrations in which those top layer companies are attempting to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, many of these companies are currently participating in negotiations of the disputes for certain contract years, and Phoenix believes that similar discussions will follow for the remaining years. Although Phoenix is vigorously defending its contractual rights, Phoenix is actively involved in the attempt to reach negotiated business solutions.

       Given the uncertainty associated with litigation and other dispute resolution proceedings, and the expected long term development of net claims payments, the estimated amount of the loss on disposal of reinsurance discontinued operations may differ from actual results. However, it is management's opinion, after consideration of the provisions made in these financial statements, as described above, that future developments will not have a material effect on Phoenix's consolidated financial position.


       REAL ESTATE MANAGEMENT OPERATIONS

       On May 25, 2000, Phoenix sold its investment in 50% of the outstanding common stock of Pinnacle Realty Management Company, Inc., a real estate property management firm, for $6.0 million. This sale represented Phoenix's entire interest in Pinnacle Realty Management Company, Inc. and Phoenix now has no other real estate management business. The transaction resulted in a pre-tax loss of $0.6 million.

       GROUP LIFE AND HEALTH OPERATIONS

       On April 1, 2000, Phoenix sold its group life and health business to GE Financial Assurance Holdings, Inc. (GEFA) except for Phoenix Dental Services, Inc. and California Benefits Dental Plan. Specifically, Phoenix Group Holdings and PM Holdings sold 97% of the common stock of Phoenix American Life Insurance Company and 100% of the common stock of Phoenix Group Services, Inc. and Clinical Disability Management, Inc. for $283.9 million. This amount is comprised of $238.9 million in cash and $45.0 million in common stock of GE Life and Annuity Assurance Company, an affiliate of GEFA. The common stock represents a 3.1% interest in GE Life and Annuity Assurance Company. Phoenix retains ownership of 3% of the common stock of Phoenix American Life Insurance Company. Phoenix Life has a right to put these shares back to GEFA beginning in 2005 and ending in 2007. These investments are reported as equity securities on the Consolidated Balance Sheet. The pre-tax gain on the sale was $72.1 million and is reported in discontinued operations gain on disposal, net of income taxes.

       The sale to GEFA of 100% of the common stock of Phoenix Dental Services, Inc. and California Benefits Dental Plan closed on October 31, 2000. The sales proceeds for these entities were $2.0 million, which resulted in a pre-tax loss of $0.4 million.

       The assets and liabilities of the discontinued operations have been excluded from the assets and liabilities of continuing operations and separately identified on the Consolidated Balance Sheet. Net assets of the discontinued operations totaled $25.5 million and $20.8 million as of December 31, 2000 and June 30, 2001, respectively.

       The operating results of discontinued operations and the gain or loss on disposal are presented below.

                                                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                                                               2000          2001         2000          2001
                                                                               ----          ----         ----          ----
                                                                                 (IN MILLIONS)              (IN MILLIONS)
       Income from discontinued operations
       Revenues:
         Group Life and Health Operations                                    $  (3.7)      $            $ 112.3       $
         Real Estate Management Operations                                        .1                         .4
                                                                             -------       -------      -------       -------
       Total revenues                                                        $  (3.6)      $            $ 112.7       $
                                                                             =======       =======      =======       =======

       Income from discontinued operations:
         Group Life and Health Operations                                    $  (4.5)      $            $   5.7       $
         Real Estate Management Operations                                       (.4)                       (.2)
                                                                             -------       -------      -------       -------

       Income from discontinued operations before income taxes                  (4.9)                       5.5
       Income taxes                                                             (1.2)                       2.4
                                                                             -------       -------      -------       -------

       Income from discontinued operations, net of income taxes              $  (3.7)      $            $   3.1       $
                                                                             =======       =======      =======       =======


       Gain (Loss) on disposal of discontinued operations:
       Gain (Loss) on disposal:
         Reinsurance Operations                                              $   2.3       $            $  (1.3)      $
         Group Life and Health Operations                                       69.4                       69.4
                                                                             -------       -------      -------       -------

       Loss on disposal of discontinued operations before income taxes          71.7                       68.1
       Income tax benefit                                                       26.2                       24.8
                                                                             -------       -------      -------       -------

       Loss on disposal of discontinued operations, net of income taxes      $  45.5       $            $  43.3       $
                                                                             =======       =======      =======       =======


9.     COMMITMENTS AND CONTINGENCIES

       In the normal course of its business operations, the company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect Phoenix's consolidated financial position. See Note 8 - "Discontinued Operations".

10.    SUBSEQUENT EVENTS

       On July 24, 2001, Morgan Stanley Dean Witter exercised its right to purchase 1,395,900 shares of the common stock of The Phoenix Companies, Inc. at the IPO price of $17.50 per share less underwriters discount. Net proceeds to Phoenix were $23.1 million.

11.    EARNINGS PER SHARE

       The unaudited pro forma earnings per common share for the three months and six months ended June 30, were as follows:


                                                                                         Pro forma (unaudited)
                                                                          For the Three Months          For the Six Months
                                                                             Ended June 30,               Ended June 30,
                                                                           2000          2001           2000          2001
                                                                         --------      --------       --------      --------
                                                                                 (in millions, except per share data)
     Basis earnings per common share:

       Income (loss) from continuing operations                          $    .64      $    .04       $   1.97      $  (1.04)

       Discontinued operations                                                .40                          .44
                                                                         --------      --------       --------      --------
       Income (loss) before cumulative effect of accounting changes          1.04           .04           2.41         (1.04)

       Cumulative effect of accounting changes (Notes 4)                       --          (.20)            --          (.62)
                                                                         --------      --------       --------      --------
       Net income (loss)                                                 $   1.04      $   (.16)      $   2.41      $  (1.66)
                                                                         ========      ========       ========      ========

       Weighted-average shares used in basic earnings per share
         calculations                                                       105.0         105.0          105.0         105.0
                                                                         ========      ========       ========      ========




       The pro forma earnings per common share reflect the Reorganization and Initial Public Offering discussed in Note 3 - "Reorganization and Initial Public Offering".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's discussion and analysis reviews our consolidated financial condition as of December 31, 2000 and June 30, 2001; our consolidated results of operations for the quarter and six months ended June 30, 2001; and, where appropriate, factors that may affect our future financial performance.

This quarterly report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements relating to trends in, or representing management's beliefs about, Phoenix's future strategies, operations and financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", "may", "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) Phoenix's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (iv) regulatory, accounting or tax changes that may affect the cost of, or demand for, the products or services of Phoenix's subsidiaries; (v) downgrades in the claims paying ability or financial strength ratings of Phoenix's subsidiaries; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets, which could affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products, and (viii) other risks and uncertainties described from time to time in the Phoenix's filings with the Securities and Exchange Commission. Phoenix specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

THE REORGANIZATION AND INITIAL PUBLIC OFFERING

Under the terms of the plan of reorganization, which the board of directors of Phoenix Home Life Mutual Insurance Company unanimously adopted on December 18, 2000 and amended and restated on January 26, 2001, on June 25, 2001, the effective date of the demutualization, such company converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc. and changed its name to Phoenix Life Insurance Company (Phoenix Life). At the same time, Phoenix Investment Partners, Ltd. (PXP) became an indirect wholly owned subsidiary of The Phoenix Companies, Inc. All policyholder membership interests in the mutual company were extinguished on the effective date and eligible policyholders of the mutual company received 56.2 million shares of common stock, $28.8 million of cash and $12.7 million of policy credits as compensation.

In addition, on June 25, 2001, Phoenix completed its initial public offering
(IPO), in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO were $807.9 million, which was contributed to Phoenix Life, as required under the plan of reorganization. See
Note 10 -- "Subsequent Events" to the unaudited interim consolidated financial statements.

In addition, Phoenix Life established a closed block for the benefit of holders of certain individual life insurance policies of Phoenix Life. The purpose of the closed block is to protect the policy dividend expectations of the holders of the policies included in the closed block after demutualization. The closed block will continue in effect until the date none of such policies is in force. On the effective date of the demutualization, Phoenix Life allocated to the closed block assets in an amount that is expected to produce cash flows which, together with anticipated revenues from the closed block policies, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, and for continuation of policy dividend scales payable in 2000, if the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by those assets will solely benefit the holders of policies included in the closed block.

The assets and liabilities allocated to the closed block were recorded in our consolidated financial statements at their historical carrying values. The carrying values of the assets allocated to the closed block were less than that of the closed block liabilities at the effective date of the demutualization. The excess carrying value at the effective date represents the estimated future post-tax contributions expected from the operation of the closed block, which will be recognized in Phoenix Life's consolidated income over the period the policies in the closed block remain in force.

In funding the closed block, Phoenix Life made assumptions regarding the mortality rates, lapse rates, investment earnings (including a provision for defaults), premium taxes, federal income taxes and other items applicable to the policies contained in the closed block. Actual experience may, in the aggregate, be more favorable than Phoenix Life assumed in establishing the closed block. In that case, the policy dividend scale will be increased, and neither Phoenix Life nor our stockholders will benefit from that more favorable experience. Conversely, to the extent that actual experience is, in the aggregate, less favorable than Phoenix Life assumed in establishing the closed block, the policy dividend scale will be decreased, unless Phoenix Life chooses to use assets from outside the closed block to support the dividends.

In addition, Phoenix Life remains responsible for paying the benefits guaranteed under the policies included in the closed block, even if cash flows and revenues from the closed block prove insufficient. Therefore, management does not believe that Phoenix Life will have to pay these benefits from assets outside the closed block unless the closed block business experiences very substantial adverse deviations in investment, mortality, persistency or other experience factors. Phoenix Life intends to accrue any additional contributions necessary to fund guaranteed benefits under the closed block when it becomes probable that Phoenix Life will be required to fund any shortage.

For additional information on the closed block see Note 4 - "Summary of New Significant Accounting Policies" and Note 7 - "Closed Block" to the unaudited interim consolidated financial statements.

The costs relating to the demutualization, excluding costs relating to the IPO, were approximately $33.1 million, net of income taxes of $8.4 million, of which $14.1 million was recognized for the year ended December 31, 2000 and $19.0 million was recognized for the six months ended June 30, 2001. Demutualization expenses consist of our cost of printing and mailing materials to policyholders and our aggregate cost of engaging independent accounting, actuarial, compensation, financial, investment banking and legal advisors and other consultants to advise us in the demutualization process and related matters, as well as other administrative costs. In addition, our costs include the fees and expenses of the advisors engaged by the New York State Insurance Department.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial data for the periods indicated.

                                                                               For the Three Months          For the Six Months
                                                                                  Ended June 30,               Ended June 30,
                                                                             -----------------------       ----------------------
                                                                               2000           2001           2000          2001
                                                                             --------       --------       --------      --------
                                                                                                 (in millions)
Revenues
   Premiums                                                                  $  278.7       $  267.2       $  544.7      $  533.2
   Insurance and investment product fees                                        164.4          139.7          327.5         285.2
   Net investment income                                                        278.9          224.6          665.3         390.1
   Net realized investment gains (losses)                                        10.4           (4.9)          34.4         (20.5)
                                                                             --------       --------       --------      --------
      Total revenues                                                            732.4          626.6        1,571.9       1,188.0
                                                                             --------       --------       --------      --------

Benefits and expenses
   Policy benefits and increase in policy liabilities                           335.4          332.2          665.4         666.3
   Policyholder dividends                                                        95.4           89.7          188.9         196.0
   Amortization of deferred policy acquisition costs                             41.3           26.9           81.5          62.0
   Amortization of goodwill and other intangible assets                           9.3           11.3           18.0          24.5
   Interest expense                                                               8.0            7.7           16.3          14.8
   Other operating expenses                                                     123.3          149.0          261.8         397.1
                                                                             --------       --------       --------      --------
       Total benefits and expenses                                              612.7          616.8        1,231.9       1,360.7
                                                                             --------       --------       --------      --------

Income (loss) from continuing operations before income taxes (benefit), minority interest and equity in earnings of and interest earned
     from investments in unconsolidated subsidiaries                            119.7            9.8          340.0        (172.7)

Income taxes (benefit)                                                           48.6            5.2          126.1         (63.8)
                                                                             --------       --------       --------      --------
Income (loss) from continuing operations before minority interest and equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries                                                 71.1            4.6          213.9        (108.9)

Minority interest in net income of consolidated subsidiaries                      6.1            1.7           11.6           3.5
Equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries                                                  2.9            1.1            4.3           3.8
                                                                             --------       --------       --------      --------

Income (loss) from continuing operations                                         67.9            4.0          206.6        (108.6)

Discontinued operations
    Income from discontinued operations, net of income taxes                     (3.7)                          3.1
    Gain on disposal, net of income taxes                                        45.5                          43.3
                                                                             --------       --------       --------      --------

Income (loss) before cumulative effect of accounting changes                    109.7            4.0          253.0        (108.6)

Cumulative effect of accounting changes for:
    Venture capital partnerships, net of income taxes                                                                       (48.8)
    Securitized financial instruments, net of income taxes                                     (20.5)                       (20.5)
    Derivative financial instruments, net of income taxes                                                                     3.9
                                                                             --------       --------       --------      --------

Net income (loss)                                                            $  109.7       $  (16.5)      $  253.0      $ (174.0)
                                                                             ========       ========       ========      ========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Premiums were $267.2 million for the three months ended June 30, 2001, a decrease of $11.5 million, or 4%, from $278.7 million for the comparable period in 2000. Whole life premiums decreased $11.2 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a slight decrease due to the runoff of the Confederation Life whole life business.

Insurance and investment product fees were $139.7 million for the three months ended June 30, 2001, a decrease of $24.7 million, or 15%, from $164.4 million for the comparable period in 2000. Investment Management fees decreased $17.2 million, primarily as a result of decreases in average assets under management due to negative investment performance. Life and Annuity fees decreased $1.7 million primarily as a result of decreases in variable annuity and variable universal life funds under management due to negative investment performance. Corporate and Other fees decreased $3.1 million, primarily due to lower fees resulting from our decision in the third quarter of 2000 to exit our physician practice management business.

Net investment income was $224.6 million for the three months ended June 30, 2001, a decrease of $54.3 million, or 20%, from $278.9 million for the comparable period in 2000. Venture Capital net investment income decreased $61.9 million due to market depreciation on portfolio stocks held in partnerships and a decrease in gains from partnerships' dispositions of stocks. Corporate and Other net investment income decreased $13.6 million primarily as a result of lower average invested assets resulting from the privatization of PXP on January 11, 2001. Life and Annuity net investment income increased $22.3 million due to higher average invested assets. Average invested assets, excluding venture capital partnerships, were $12,543.2 million in June 2001, an increase of $924.3 million, or 8%, from $11,618.9 million in June 2000. The yield on average invested assets, excluding venture capital partnerships, was 7.5% in June 2001, compared to 7.4% in June 2000.

Net realized investment (losses) gains were $(4.9) million for the three months ended June 30, 2001, a decrease of $15.3 million, or 147%, from $10.4 million for the comparable period in 2000. In June 2001, a $4.7 million loss was recorded due to a subsequent price adjustment on the sale of our Cleveland office which occurred in June 2000. Offsetting this loss were separate account equity gains of $4.0 million. In 2000, non-recurring gains on the sale of common stock (primarily National Oilwell ) of $37.6 million, were recorded. Offsetting these were non-recurring interest related losses on debt securities of $24.1 million.

Policy benefits, increase in policy liabilities and policyholder dividends were $421.9 million for the three months ended June 30, 2001, a decrease of $8.9 million, or 2%, from $430.8 million for the comparable period in 2000. This decrease was due to lower reinsurance costs on our participating policies and lower mortality costs on our variable universal life policies, which was offset by higher mortality costs on our universal life policies and higher reinsurance costs on our minimum death benefit guarantees on our variable annuity contracts.

Amortization of deferred policy acquisition costs was $26.9 million for the three months ended June 30, 2001, a decrease of $14.4 million, or 35%, from $41.3 million for the comparable period in 2000, primarily due to higher deferrable policy acquisition costs from increased sales, favorable market performance and a lower mortality margin on our universal life policies.

Amortization of goodwill and other intangible assets was $11.3 million for the three months ended June 30, 2001, an increase of $2.0 million, or 22%, from $9.3 million for the comparable period in 2000, primarily due to the increase in Investment Management amortization of $3.2 million. This increase in amortization resulted from the purchase of the PXP minority interest, which closed on January 11, 2001, our acquisition of a 75% interest in Walnut in January 2001 and our final payment of $50.0 million in September 2000 for the Engemann acquisition.

Interest expense was $7.7 million for the three months ended June 30, 2001, a decrease of $0.3 million, or 4%, from $8.0 million for the comparable period in 2000. Corporate and Other interest expense decreased as a result of lower borrowings offset by the increase in Investment Management interest expense due to additional borrowings under PXP's then existing credit facilities to fund payments with respect to the purchase of the PXP minority interest.

Other operating expenses were $149.0 million for the three months ended June 30, 2001, an increase of $25.7 million, or 21%, from $123.3 million for the comparable period in 2000. Life and Annuity other operating expenses increased $12.9 million due primarily to increased compensation and related expenses reflecting continued growth in business, including additions to our staff of Life and Annuity wholesalers as well as increased expenses related to technology initiatives, increased commissions and general expenses related to the growth of PFG Holdings, Inc (PFG) and WS Griffith Advisors, Inc. (WS Griffith) and our acquisition of Main Street Management in July 2000. Investment Management other operating expenses increased $0.9 million due to increases in various incentive compensation programs. Non-compensation related costs also increased primarily in support of technology initiatives begun during the year. Corporate and Other other operating expenses increased $5.1 million primarily due to increases in outside services, particularly for our technology initiatives and other general expenses. There was also an increase of $9 million in non-recurring expenses which are not included in segment operating income related to: the demutualization ($7 million), the early retirement program (($1) million) and the purchase of the PXP minority interest ($3 million).

Income taxes were $5.2 million with respect to continuing operations for the three months ended June 30, 2001, a decrease of $43.4 million, or 89%, from $48.6 million for the comparable three month period in 2000. This decrease is attributable to a decrease in earnings in 2001, elimination of the equity tax expense, and capitalization of demutualization expenses and goodwill, which were offset to some extent by investment credits, dividends received deductions, and tax exempt income.

Minority interest in net income of consolidated subsidiaries was $1.7 million for the three months ended June 30, 2001, a decrease of $4.4 million, or 72%, from $6.1 million for the comparable period in 2000, due to the purchase of the PXP minority interest on January 11, 2001.

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries was $1.1 million for the three months ended June 30, 2001, a decrease of $1.8 million, or 62%, from $2.9 million for the comparable period in 2000, due primarily to the true-up of our estimate of our equity in the earnings of Aberdeen.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Premiums were $533.2 million for the six months ended June 30, 2001, a decrease of $11.5 million, or 2%, from $544.7 million in June 2000. Whole life premiums decreased $9.4 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a $2.8 million decrease due to the runoff of the Confederation Life whole life business.

Insurance and investment product fees were $285.2 million for the six months ended June 30, 2001, a decrease of $42.3 million, or 13%, from $327.5 million for the comparable period in 2000. Investment Management fees decreased $30.7 million, primarily as a result of decreases in average assets under management due to negative investment performance. Life and Annuity fees decreased $2.9 million primarily as a result of decreases in variable annuity funds under management due to negative investment performance, offset by increases in fees for variable universal life products as a result of increased sales. Corporate and Other fees decreased $5.7 million, primarily due to lower fees resulting from our decision in the third quarter of 2000 to exit our physician practice management business.

Net investment income was $390.1 million for the six months ended June 30, 2001, a decrease of $275.2 million, or 41%, from $665.3 million for the comparable period in 2000. Venture Capital net investment income decreased $305.1 million due to market depreciation on portfolio stocks held in partnerships and a decrease in gains from partnerships' dispositions of stocks. Also, due to the recent volatility in the equity markets, during the first quarter of 2001, we changed our method of applying the equity method of accounting to our venture capital partnerships to eliminate the quarterly lag in reporting. See " -- Venture Capital Segment" and Note 4 of our unaudited consolidated financial statements. Life and Annuity net investment income increased $44.7 million due to higher average invested assets. Average invested assets, excluding venture capital partnerships, were $12,543.2 million in June 2001, an increase of $924.3 million, or 8%, from $11,618.9 million in June 2000. The yield on average invested assets, excluding venture capital partnerships, was 7.5% in June 2001, compared to 7.4% in June 2000.

Net realized investment (losses) gains were $(20.5) million for the six months ended June 30, 2001, a decrease of $54.9 million, or 160%, from $34.4 million for the comparable period in 2000. Credit related realized losses of $19.8 million were recorded, in the first quarter of 2001, in several debt securities. In 2001, a $4.7 million loss was recorded due to a subsequent price adjustment on the sale of our Cleveland office which occurred in June 2000. In 2000, non-recurring gains of $65.6 million on the sale of common stock were recorded. Offsetting these were non-recurring interest related losses on debt securities of $36.4 million.

Policy benefits, increase in policy liabilities and policyholder dividends were $862.3 million for the six months ended June 30, 2001, an increase of $8.0 million, or less than 1%, from $854.3 million for the comparable period in 2000, primarily due to lower reinsurance costs on our participating policies and lower mortality costs on our variable universal life policies, offset by higher mortality costs on our universal life policies and higher reinsurance costs on our minimum death benefit guarantees on our variable annuity contracts. In addition, policyholder dividends increased due primarily to growth in cash value on in force participating policies.

Amortization of deferred policy acquisition costs was $62.0 million for the six months ended June 30, 2001, a decrease of $19.5 million, or 24%, from $81.5 million for the comparable period in 2000, primarily due to higher deferrable policy acquisition costs from increased sales, favorable market performance and a lower mortality margin on our universal life policies.

Amortization of goodwill and other intangible assets was $24.5 million for the six months ended June 30, 2001, an increase of $6.5 million, or 36%, from $18.0 million for the comparable period in 2000, primarily due to the increase in Investment Management amortization of $7.8 million. This increase in amortization resulted from our purchase of the PXP minority interest, which closed on January 11, 2001, our acquisition of a 75% interest in Walnut in January 2001 and our final payment of $50.0 million in September 2000 for the Engemann acquisition.

Interest expense was $14.8 million for the six months ended June 30, 2001, a decrease of $1.5 million, or 9%, from $16.3 million for the comparable period in 2000, due primarily to the decrease in Corporate and Other's interest expense as a result of lower borrowings.

Other operating expenses were $397.1 million for the six months ended June 30, 2001, an increase of $135.3 million, or 52%, from $261.8 million for the comparable period in 2000. Life and Annuity other operating expenses increased $27.0 million due primarily to increased compensation and related expenses reflecting continued growth in business, including additions to our staff of Life and Annuity wholesalers and to investments in technology and increased commissions and general expenses related to the growth of PFG, WS Griffith, and the acquisition of Main Street Management in July 2000. Investment Management other operating expenses increased $5.2 million due to increases in various incentive compensation programs. Non-compensation related costs also increased primarily in support of technology initiatives begun during the year. Corporate and Other other operating expenses decreased $3.8 million primarily due to decreases in compensation and related expenses. There was also an increase in non-recurring expenses which are not included in segment operating income of $109 million related to the demutualization ($17 million), the early retirement program ($17 million) and the purchase of the PXP minority interest ($75 million).

Income tax benefits were $63.8 million for the six months ended June 30, 2001, a decrease of $189.9 million, or 151%, from a $126.1 million tax liability for the comparable period in 2000. This decrease in tax liability is attributable to a decrease in earnings in 2001, elimination of the equity tax expense, and capitalization of demutualization expenses and of goodwill, which were offset to some extent by investment credits, dividends received deductions, and tax exempt income.

Minority interest in net income of consolidated subsidiaries was $3.5 million for the six months ended June 30, 2001, a decrease of $8.1 million, or 70%, from $11.6 million for the comparable period in 2000, due to our purchase of the PXP minority interest on January 11, 2001.

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries was $3.8 million for the six months ended June 30, 2001, a decrease of $0.5 million, or 12%, from $4.3 million for the comparable period in 2000, due primarily to the true-up of our estimate of our equity in the earnings of Aberdeen.

RESULTS OF OPERATIONS BY SEGMENT

We evaluate segment performance on the basis of segment after-tax operating income. Realized investment gains and some non-recurring items are excluded because they are not considered by management when evaluating the financial performance of the segments. The size and timing of realized investment gains are often subject to management's discretion. Non-recurring items are removed from segment after-tax operating income if, in management's opinion, they are not indicative of overall operating trends. While some of these items may be significant components of our GAAP net income, we believe that segment after-tax operating income is an appropriate measure that represents the net income attributable to the ongoing operations of our business. The criteria used by management to identify non-recurring items and to determine whether to exclude a non-recurring item from segment after-tax operating income include whether the item is infrequent and:

    -  is material to the segment's after-tax operating income; or

    -  results from a business restructuring; or

    -  results from a change in the regulatory environment; or

    -  relates to other unusual circumstances (e.g., litigation).

Non-recurring items excluded by management from segment after-tax operating income may vary from period to period. Because such items are excluded based on management's discretion, inconsistencies in the application of management's selection criteria may exist. Segment after-tax operating income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

SEGMENT ALLOCATIONS

We allocate capital to Investment Management on an historical cost basis and to insurance products based on 200% of company action level risk-based capital. We allocate net investment income based on the assets allocated to each segment. We allocate other costs and operating expenses to each segment based on a review of the nature of such costs, cost allocations using time studies, and other allocation methodologies.

The following table presents a reconciliation of segment after-tax operating income to GAAP reported income from continuing operations.


                                                            FOR THE THREE               FOR THE SIX
                                                            MONTHS ENDED                MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                       ----------------------      ----------------------
                                                         2000          2001          2000          2001
                                                       -------       -------       -------       -------
                                                                          (IN MILLIONS)
SEGMENT AFTER-TAX OPERATING INCOME (LOSS):
  Life and Annuity                                     $  12.3       $  24.9       $  21.8       $  30.6
  Investment Management                                    7.9          (2.8)         14.2          (6.6)
  Venture Capital                                         43.9           3.7         164.7         (33.6)
  Corporate and Other                                                   (6.5)         (9.2)        (11.0)
                                                       -------       -------       -------       -------

  Total segment after-tax operating income (loss)         64.1          19.3         191.5         (20.6)
                                                       -------       -------       -------       -------

AFTER-TAX ADJUSTMENTS:
  Net realized investment gains (losses)                   6.0          (3.3)         20.1         (13.4)
  Early retirement pension adjustment                                     .6                       (11.3)
  Demutualization expense                                 (1.7)        (12.1)         (1.7)        (19.0)
  Surplus tax                                             (2.9)                       (5.7)
  Portfolio loss                                           3.1                         3.1
  Loss on sublease transaction                             (.7)                        (.7)
  Partnership gains                                                      2.4                         2.4
  Expenses of purchase of PXP minority interest                         (2.9)                      (46.7)
                                                       -------       -------       -------       -------

  Total after-tax adjustments                              3.8         (15.3)         15.1         (88.0)
                                                       -------       -------       -------       -------

GAAP REPORTED:
Income (loss) from continuing operations               $  67.9       $   4.0       $ 206.6       $(108.6)
                                                       =======       =======       =======       =======

See explanation of after-tax adjustments in Note 6 -- "Segment Information."

LIFE AND ANNUITY SEGMENT

The following table presents summary financial data relating to Life and Annuity for the periods indicated.

                                                             FOR THE THREE                FOR THE SIX
                                                             MONTHS ENDED                 MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       -----------------------      ------------------------
                                                         2000           2001          2000           2001
                                                       --------       --------      --------       --------
                                                                          (in millions)
OPERATING RESULTS:
Revenues
Premiums                                               $  278.7       $  267.2      $  544.7       $  533.2
Insurance and investment product fees                      77.6           75.9         157.1          154.2
Net investment income                                     196.0          218.3         391.8          436.5
                                                       --------       --------      --------       --------
         Total revenues                                   552.3          561.4       1,093.6        1,123.9
                                                       --------       --------      --------       --------

Benefits and Expenses
Policy benefits, increase in policy liabilities
 and policyholder dividends                               428.6          419.7         848.0          857.3
Amortization of deferred policy acquisition costs          41.3           26.9          81.5           62.0
Other operating expenses                                   63.8           76.5         130.7          157.5
                                                       --------       --------      --------       --------
         Total benefits and expenses                      533.7          523.1       1,060.2        1,076.8
                                                       --------       --------      --------       --------

Operating income before income taxes                       18.6           38.3          33.4           47.1
Income taxes                                                6.3           13.4          11.6           16.5
                                                       --------       --------      --------       --------
Segment after-tax operating income                         12.3           24.9          21.8           30.6
After-tax adjustments
     Net realized investment (losses) gains               (10.1)           2.0         (18.8)          (4.4)
                                                       --------       --------      --------       --------
         Total after-tax adjustments                      (10.1)           2.0         (18.8)          (4.4)
                                                       --------       --------      --------       --------

GAAP REPORTED:
     Income (loss) from continuing operations          $    2.2       $   26.9      $    3.0       $   26.2
                                                       ========       ========      ========       ========



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Premiums were $267.2 million for the three months ended June 30, 2001, a decrease of $11.5 million, or 4%, from $278.7 million for the comparable period in 2000. Whole life premiums decreased $11.2 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a slight decrease due to the runoff of the Confederation Life whole life business.

Insurance and investment product fees were $75.9 million for the three months ended June 30, 2001, a decrease of $1.7 million, or 2%, from $77.6 million for the comparable period in 2000. Insurance and investment product fees for variable annuities decreased $3.2 million, primarily as a result of a decrease in assets under management due to negative investment performance in the fourth quarter of 2000 and continuing through the first quarter of 2001, offset by increased sales. At June 30, 2001, funds under management for variable annuities were $4.4 billion, a decrease of $0.4 billion, or 8%, from June 30, 2000. The decrease in funds under management due to negative investment performance was $0.8 billion from June 30, 2000. Variable annuity sales were $377.4 million in the second quarter of 2001, an increase of 177% from the second quarter of 2000 due in large part to a $200 million deposit from a single case in June 2001. These sales were offset by variable annuity benefits and surrenders of $143.4 million, an increase of 11% from the second quarter of 2000. Universal life insurance and investment product fees also decreased $0.2 million, primarily as a result of a decrease in assets under management of $8.9 million related to the runoff of the Confederation Life universal life business, partially offset by the increase in universal life premium deposits. Fees related to our trust operations decreased $1.8 million due to the sale of our New Hampshire trust and agency operations. Fees related to our variable universal life products decreased $1.7 million, or 19% due to lower average funds under management. At June 30, 2001, funds under management for variable universal life were $1,076.0 million, a decrease of $60.5 million, or 5%, from June 30, 2000. The decrease in funds under management due to negative investment performance was $254.7 million from June 30, 2000. Variable universal life deposits were $72.5 million in the second quarter of 2001, an increase of 19% from the second quarter of 2000. The increase in sales were offset by variable universal life benefits and surrenders of $7.0 million, remaining relatively unchanged from the first quarter of 2000.

Net investment income was $218.3 million for the three months ended June 30, 2001, an increase of $22.3 million, or 11%, from $196.0 million for the comparable period in 2000, primarily the result of higher average invested assets.

Policy benefits, increase in policy liabilities and policyholder dividends were $419.7 million for the three months ended June 30, 2001, a decrease of $8.9 million, or 2%, from $428.6 million for the comparable period in 2000. This decrease was due to lower reinsurance costs on our participating policies and lower mortality costs on our variable universal life policies, which was offset by higher mortality costs on our universal life policies and higher reinsurance costs on our minimum death benefit guarantees on our variable annuity contracts.

Amortization of deferred policy acquisition costs was $26.9 million for the three months ended June 30, 2001, a decrease of $14.4 million, or 35%, from $41.3 million for the comparable period in 2000, primarily due to higher deferrable acquisition costs from increased sales, favorable market performance and a lower mortality margin on our universal life policies.

Other operating expenses were $76.5 million for the three months ended June 30, 2001, an increase of $12.7 million, or 20%, from $63.8 million for the comparable period in 2000. This increase primarily related to the growth of the Life and Annuity business, due to increases in compensation and related expenses, including additions to our staff of wholesalers, as well as increased expenses related to technology initiatives and an increase in expenses due to the growth in PFG, WS Griffith and the acquisition of Main Street Management in July 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Premiums were $533.2 million for the six months ended June 30, 2001, a decrease of $11.5 million, or 2%, from $544.7 million for the comparable period in 2000. Whole life premiums decreased $9.4 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a $2.8 million decrease due to the runoff of the Confederation Life whole life business.

Insurance and investment product fees were $154.2 million for the six months ended June 30, 2001, a decrease of $2.9 million, or 2%, from $157.1 million for the comparable period in 2000. Insurance and investment product fees for variable annuities decreased $5.8 million, primarily as a result of a decrease in assets under management due to negative investment performance offset by increased sales. At June 30, 2001, funds under management for variable annuities were $4.4 billion, a decrease of $0.4 billion, or 8%, from June 30, 2000. The decrease in funds under management due to negative investment performance was $0.8 billion from June 30, 2000. Variable annuity sales were $664.0 million for the six months ended June 30, 2001, an increase of 148% from the comparable period in 2000 primarily as a result of a single case deposit of $200 million in June 2001. These sales were offset by a decrease in variable annuity benefits and surrenders of $33.9 million, a decrease of 11% from the six months ended June 30, 2000. Universal life insurance and investment product fees also decreased $0.2 million, primarily as a result of a decrease in assets under management of $9.1 million. Universal life premiums decreased $2.8 million, or 46% from the first six months of 2000. Fees related to our trust operations decreased $3.6 million due to the sale of our New Hampshire trust and agency operations. Fee decreases were offset by increases in fees related to our variable universal life products of $0.8 million, or 6%. Even though the funds under management for variable universal life decreased, variable universal life fees increased because a significant portion of the fees are premium-based or are based upon net amount at risk. At June 30, 2001, funds under management for variable universal life were $1,076.0 million, a decrease of $60.5 million, or 5%, from June 30, 2000. The decrease in funds under management due to negative investment performance was $254.7 million from June 30, 2000. Variable universal life deposits were $179.3 million in the first six months of 2001, an increase of 51% from the first six months of 2000. These sales were offset by variable universal life benefits and surrenders of $17.4 million, an increase of 9% from the first six months of 2000.

Net investment income was $436.5 million for the six months ended June 30, 2001, an increase of $44.7 million, or 11%, from $391.8 million for the comparable period in 2000, primarily the result of higher average invested assets.

Policy benefits, increase in policy liabilities and policyholder dividends were $857.3 million for the six months ended June 30, 2001, an increase of $9.3 million, or 1%, from $848.0 million for the comparable period in 2000. Dividends increased $7.1 million due to growth in cash value on in force participating policies. Policy benefits increased due to lower reinsurance costs on our participating policies and lower mortality costs on our variable universal life policies, offset by higher mortality costs on our universal life policies and higher reinsurance costs on our minimum death benefit guarantees on our variable annuity contracts.

Amortization of deferred policy acquisition costs was $62.0 million for the six months ended June 30, 2001, a decrease of $19.5 million, or 24%, from $81.5 million for the comparable period in 2000. The decrease was due primarily to higher deferrable acquisition costs from increased sales, favorable market performance and a lower mortality margin on our universal life policies.

Other operating expenses were $157.5 million for the six months ended June 30, 2001, an increase of $26.8 million, or 21%, from $130.7 million for the comparable period in 2000. This increase primarily related to the growth of the Life and Annuity business, due to increases in compensation and related expenses, including additions to our staff of wholesalers, as well as increased expenses related to technology initiatives and an increase in expenses due to the growth in WS Griffith, PFG, and the acquisition of Main Street Management in July 2000.

INVESTMENT MANAGEMENT SEGMENT

The following table presents summary financial data relating to Investment Management for the periods indicated.

                                                                       FOR THE THREE                FOR THE SIX
                                                                        MONTHS ENDED                MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                   ----------------------      ---------------------
                                                                     2000          2001          2000         2001
                                                                   -------       -------       -------      -------
                                                                                     (in millions)
OPERATING RESULTS:
Revenues
Investment product fees                                            $  83.3       $  66.1       $ 167.5      $ 136.8
Net investment income                                                   .4            .4           1.0           .8
                                                                   -------       -------       -------      -------
         Total revenues                                               83.7          66.5         168.5        137.6
                                                                   -------       -------       -------      -------

Expenses
Amortization of goodwill and other intangible assets                   8.6          11.8          16.5         24.3
Interest expense                                                       4.5           4.6           9.1          8.6
Other operating expenses                                              52.1          53.0         105.0        110.2
                                                                   -------       -------       -------      -------
         Total expenses                                               65.2          69.4         130.6        143.1
                                                                   -------       -------       -------      -------

Income (loss) from continuing operations before income taxes, minority interest and equity in earnings of and interest
     earned from investments in unconsolidated subsidiaries           18.5          (2.9)         37.9         (5.5)
Income tax (benefit)                                                   7.6          (1.6)         17.1          (.1)
Minority interest in net income of consolidated subsidiaries           5.3           1.7           9.3          3.5
Equity in earnings of and interest earned from investments in
     unconsolidated subsidiaries                                       2.3            .2           2.7          2.3
                                                                   -------       -------       -------      -------
Segment after-tax operating income (loss)                              7.9          (2.8)         14.2         (6.6)
After-tax adjustments
     Net realized investment gains (losses)                            1.2          (3.1)          3.5           .5
     Portfolio gain                                                    3.1                         3.1
     Loss on sublease transaction                                      (.7)                        (.7)
     Partnership gains                                                               2.4                        2.4
     Expenses of purchase of PXP minority interest                                  (2.9)                     (46.7)
                                                                   -------       -------       -------      -------
         Total after-tax adjustments                                   3.6          (3.6)          5.9        (43.8)
                                                                   -------       -------       -------      -------

GAAP REPORTED:
     Income (loss) from continuing operations                      $  11.5       $  (6.4)      $  20.1      $ (50.4)
                                                                   =======       =======       =======      =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Investment product fees were $66.1 million for the three months ended June 30, 2001, a decrease of $17.2 million, or 21%, from $83.3 million for the comparable period in 2000. This fee decrease was primarily the result of decreases of $6.7 billion and $5.1 billion in average assets under management for the private client and institutional lines of business, respectively. The sale of PXP's Cleveland operations in June 2000 accounted for approximately $3.3 billion of the decrease in average institutional assets under management. At June 30, 2001, Investment Management had $54.8 billion in assets under management, an increase of $3.6 billion, or 7%, from March 31, 2001 and a decrease of $6.1 billion, or 10%, from June 30, 2000. The increase from March 31, 2001 consisted of a $1.7 billion increase due to investment performance, net asset inflows of $1.1 billion, and a $0.8 billion increase as a result of the Phoenix IPO. The decrease from June 30, 2000 consisted of a $9.3 billion decrease due to investment performance offset, in part, by $1.7 billion in net asset inflows, the previously mentioned $0.8 billion increase as a result of the Phoenix IPO, and our acquisition of a 75% interest in Walnut Asset Management (Walnut) in January 2001. Sales of private client products in the second quarter of 2001 were $1.3 billion, an increase of 1% from the second quarter of 2000, and redemptions from existing accounts were $1.4 billion, an increase of 46% from the second quarter of 2000. Sales of institutional accounts in the second quarter of 2001 were $1.7 billion, an increase of 11% from the second quarter of 2000, and withdrawals from existing accounts were $0.6 billion, a decrease of 76% from the second quarter of 2000.

Net investment income was $0.4 million for the three months ended June 30, 2001, remaining unchanged from the comparable period in 2000.

Amortization of goodwill and other intangible assets was $11.8 million for the three months ended June 30, 2001, an increase of $3.2 million, or 37%, from $8.6 million for the comparable period in 2000. This increase in amortization resulted primarily from our purchase of the PXP minority interest, the final payment of $50.0 million in September 2000 for the Engemann acquisition, and our acquisition of a 75% interest in Walnut in January 2001.

Interest expense was $4.6 million for the three months ended June 30, 2001, an increase of $0.1 million, or 2%, from $4.5 million for the comparable period in 2000. There was an increase in interest expense as a result of $100.0 million of additional borrowings under PXP's then existing credit facilities, in January 2001, primarily to fund payments with respect to the outstanding options and remaining convertible subordinated debentures in connection with our purchase of the PXP minority interest, as well as the September payment of $50.0 million as the final portion of the Engemann purchase price. The effect of this increased borrowing was partially offset by debt repayments beginning in June 2000 and a 2.2% decrease in the average interest rate paid on outstanding debt as compared to the same period in 2000.

Other operating expenses were $53.0 million for the three months ended June 30, 2001, an increase of $0.9 million, or 2% from $52.1 million for the comparable period in 2000, of which $0.4 million was related to compensation. The increase in compensation expense was primarily the result of expanding sales and marketing personnel in both lines of business, the Walnut acquisition, and increases in staffing and base compensation as the result of the growth of certain investment management subsidiaries, as well as cost of living adjustments. These increases were offset, in part, by reduced incentive compensation for certain subsidiaries that, in accordance with their respective operating agreements, receive compensation directly related to earnings, which have declined as a result of investment performance. In addition, a decrease of $0.4 million related to the termination of PXP's profit sharing plan effective January 1, 2001. Non-compensation related costs increased $0.5 million of which consulting charges increased $1.2 million, as a result of various information technology initiatives, and brokerage clearance costs increased $1.1 million (with a corresponding increase in revenue). These increases were offset, in part, by a decrease of $0.5 million in certain mutual fund expenses resulting from a change in the method of reimbursing fund expenses, which also reduced revenue.

Minority interest in net income of consolidated subsidiaries was $1.7 million for the three months ended June 30, 2001, a decrease of $3.6 million, or 68%, from $5.3 million for the comparable period in 2000, due primarily to our purchase of the PXP minority interest on January 11, 2001.

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries was $0.2 million for the three months ended June 30, 2001, a decrease of $2.1 million, or 91%, from $2.3 million for the comparable period in 2000, due primarily to the true-up of our estimate of our equity in the earnings of Aberdeen.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Investment product fees were $136.8 million for the six months ended June 30, 2001, a decrease of $30.7 million, or 18%, from $167.5 million for the comparable period in 2000. This decrease was primarily the result of decreases of $4.8 billion and $5.8 billion in average assets under management for the private client and institutional lines of business, respectively. Our sale of PXP's Cleveland operations in June 2000 accounted for approximately $3.3 billion of the decrease in average institutional assets under management. At June 30, 2001, Investment Management had $54.8 billion in assets under management, a decrease of $1.8 billion, or 3%, from December 31, 2000 and a decrease of $6.1 billion, or 10%, from June 30, 2000. The decrease from December 31, 2000 consisted of a $4.8 billion decrease due to investment performance, offset by net asset inflows of $1.4 billion, a $0.8 billion increase as a result of the Phoenix IPO and an increase of $0.7 billion resulting from the acquisition of a 75% interest in Walnut. The decrease from June 30, 2000 consisted of a $9.3 billion decrease due to investment performance offset, in part, by $2.1 billion in net asset inflows, the previously mentioned $0.8 billion increase as a result of the Phoenix IPO and a $0.7 billion increase from the acquisition of a 75% interest in Walnut in January 2001. Sales of private client products in the first half of 2001 were $2.7 billion, a decrease of 10% from the first half of 2000, and redemptions from existing accounts were $3.0 billion, an increase of 16% from the first half of 2000. Sales of institutional accounts in the first half of 2001 were $2.9 billion, an increase of 13% from the first half of 2000, and withdrawals from existing accounts were $1.2 billion, a decrease of 72% from the first half of 2000.

Net investment income was $0.8 million for the six months ended June 30, 2001, remaining relatively unchanged from $1.0 million for the comparable period in 2000.

Amortization of goodwill and other intangible assets was $24.3 million for the six months ended June 30, 2001, an increase of $7.8 million, or 47%, from $16.5 million for the comparable period in 2000. This increase in amortization resulted primarily from our purchase of the PXP minority interest, the final payment of $50.0 million in September 2000 for the Engemann acquisition, and our acquisition of a 75% interest in Walnut in January 2001.

Interest expense was $8.6 million for the six months ended June 30, 2001, a decrease of $0.5 million, or 5%, from $9.1 million for the comparable period in 2000. There was an increase in interest expense as a result of $100.0 million of additional borrowings under PXP's then existing credit facilities, in January 2001, primarily to fund payments with respect to the outstanding options and remaining convertible subordinated debentures in connection with our purchase of the PXP minority interest, as well as the September payment of $50.0 million as the final portion of the Engemann purchase price. The effect of this increased borrowing was offset by debt repayments in the final three quarters of 2000 and a 1.6% decrease in the average interest rate paid on outstanding debt as compared to the same period in 2000.

Other operating expenses were $110.2 million for the six months ended June 30, 2001, an increase of $5.2 million, or 5%, from $105.0 million for the comparable period in 2000, of which $3.8 million was related to compensation. The increase in compensation expense was primarily the result of expanding sales and marketing personnel in both lines of business, the Walnut acquisition, increases in staffing and base compensation as the result of the growth of certain investment management subsidiaries, as well as cost of living adjustments. These increases were offset, in part, by reduced incentive compensation for certain subsidiaries that, in accordance with their respective operating agreements, receive compensation directly related to earnings, which have declined as a result of investment performance. In addition, a decrease of $1.5 million related to the termination of PXP's profit sharing plan effective January 1, 2001. Non-compensation related costs increased $1.4 million, of which consulting charges increased $2.3 million and computer services increased $1.1 million as a result of various information technology initiatives, brokerage clearance costs increased $1.1 million (with a corresponding increase in revenue), and professional fees increased $1.1 million as a result of various legal matters. Certain mutual fund expenses decreased $1.1 million primarily as a result of a change in the method of reimbursing fund expenses, which also reduced revenue.

Minority interest in net income of consolidated subsidiaries was $3.5 million for the six months ended June 30, 2001, a decrease of $5.8 million, or 62%, from $9.3 million for the comparable period in 2000, due primarily to our purchase of the PXP minority interest on January 11, 2001.

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries was $2.3 million for the six months ended June 30, 2001, a decrease of $0.4 million, or 15%, from $2.7 million for the comparable period in 2000, due primarily to the true-up of our estimate of our equity in the earnings of Aberdeen.


VENTURE CAPITAL SEGMENT

The following table presents summary financial data relating to Venture Capital for the periods indicated.

                                                            FOR THE THREE              FOR THE SIX
                                                             MONTHS ENDED              MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                        --------------------      --------------------
                                                          2000         2001         2000         2001
                                                        -------      -------      -------      -------
                                                                        (IN MILLIONS)
OPERATING RESULTS:
Revenues
Net investment income (loss)                            $  67.5      $   5.6      $ 253.4      $ (51.7)
                                                        -------      -------      -------      -------
Operating income (loss) before income taxes                67.5          5.6        253.4        (51.7)

Expenses
Income taxes (benefit)                                     23.6          1.9         88.7        (18.1)
                                                        -------      -------      -------      -------
     Segment after-tax operating income (loss) (1)      $  43.9      $   3.7      $ 164.7      $ (33.6)
                                                        =======      =======      =======      =======


(1) Excludes the charge of $48.8 million representing the cumulative effect of an accounting change in the first quarter of 2001, as described below.

Our investments in Venture Capital are primarily in the form of limited partner interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital.

We record our investments in venture capital partnerships in accordance with the equity method of accounting. Our pro rata share of the earnings or losses of the partnerships, which represent realized and unrealized investment gains and losses, as well as operations of the partnership, is included in our investment income. We record our share of the net equity in earnings of the venture capital partnerships in accordance with GAAP, using the most recent financial information received from the partnerships. Historically, this information has been provided to us on a one-quarter lag. Due to the recent volatility in the equity markets, we believe the one-quarter lag in reporting is no longer appropriate. Therefore, we have changed our method of applying the equity method of accounting to eliminate the quarterly lag in reporting.

In the first quarter of 2001, we recorded a charge of $48.8 million (net of income taxes of $26.3 million) representing the cumulative effect of this accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

In the first quarter of 2001, we removed the lag in reporting by estimating the change in our share of the net equity in earnings of the venture capital partnerships for the period from December 31, 2000, the date of the most recent financial information provided by the partnerships, to our then current reporting date of March 31, 2001. To estimate the net equity in earnings of the venture capital partnerships for the period from January 1, 2001 through March 31, 2001, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we used quoted market prices at March 31, 2001, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we applied a public industry sector index to roll the value forward from January 1, 2001 through March 31, 2001. Using this methodology, our share of equity losses from the partnerships decreased income from continuing operations by $37.3 million (net of income taxes of $20.0 million) for the first quarter 2001. We will apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). In addition, we will annually revise the valuations we have assigned to the investee companies to reflect the valuations contained in the audited financial statements received from the venture capital partnerships. Our venture capital earnings remain subject to volatility.

Income taxes are provided for at the statutory rate of 35%.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net investment income from venture capital partnerships was $5.6 million for the three months ended June 30, 2001, a decrease of $61.9 million, or 92%, from $67.5 million for the comparable period in 2000. Gains from the partnerships' dispositions of stocks decreased $18.3 million and appreciation on the portfolio stocks held in partnerships decreased $43.3 million in 2001. This segment's results are primarily driven by equity market performance, particularly in the technology sector. This sector produced less favorable returns in the second quarter of 2001 compared to the comparable period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net investment income (loss) from venture capital partnerships was $(51.7) million for the six months ended June 30, 2001, a decrease of $305.1 million, or 120%, from $253.4 million for the comparable period in 2000. Gains from the partnerships' dispositions of stocks decreased $108.2 million and appreciation on the portfolio stocks held in partnerships decreased $195.8 million in 2001. This segment's results are primarily driven by equity market performance, particularly in the technology sector. This sector produced extremely favorable returns in the first six months of 2000 but suffered significant declines during the first six months of 2001.

CORPORATE AND OTHER SEGMENT

The following table presents summary financial data relating to Corporate and Other for the periods indicated.

                                                                             FOR THE THREE               FOR THE SIX
                                                                             MONTHS ENDED                MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                        ---------------------       ---------------------
                                                                          2000          2001          2000          2001
                                                                        -------       -------       -------       -------
                                                                                         (IN MILLIONS)
OPERATING RESULTS:
Revenues
Insurance and investment product fees                                   $   6.0       $   2.9       $  12.3       $   6.6
Net investment income (loss)                                               11.9          (1.7)         13.4            .8
                                                                        -------       -------       -------       -------
         Total revenues                                                    17.9           1.2          25.7           7.4
                                                                        -------       -------       -------       -------

Expenses
Policy benefits and increase in policy liabilities                          2.2           2.2           6.3           5.0
Interest expense                                                            3.0           3.1           6.7           6.2
Other operating expenses                                                    8.9          13.1          32.7          28.7
                                                                        -------       -------       -------       -------
         Total expenses                                                    14.1          18.4          45.7          39.9
                                                                        -------       -------       -------       -------

Operating loss before income taxes, minority interest and
     equity in earnings of and interest earned from investments in
     unconsolidated subsidiaries                                            3.8         (17.2)        (20.0)        (32.5)
Income tax benefit                                                          4.4          (9.8)         (9.2)        (20.0)
Equity in earnings of and interest earned from investments in
     unconsolidated subsidiaries                                             .6            .9           1.6           1.5
                                                                        -------       -------       -------       -------
Segment after-tax operating loss                                                         (6.5)         (9.2)        (11.0)
After-tax adjustments
     Net realized investment gains (losses)                                14.9          (2.2)         35.4          (9.5)
     Early retirement pension adjustment                                                   .6                       (11.3)
     Demutualization expense                                               (1.7)        (12.1)         (1.7)        (19.0)
     Surplus tax                                                           (2.9)                       (5.7)
                                                                        -------       -------       -------       -------
         Total after-tax adjustments                                       10.3         (13.7)         28.0         (39.8)
                                                                        -------       -------       -------       -------

GAAP REPORTED:
     Income (loss) from continuing operations                           $  10.3       $ (20.2)      $  18.8       $ (50.8)
                                                                        =======       =======       =======       =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Insurance and investment product fees were $2.9 million for the three months ended June 30, 2001, a decrease of $3.1 million, or 52%, from $6.0 million for the comparable period in 2000, primarily due to the decision to exit our physician practice management business in the third quarter of 2000.

Net investment income (loss) consists of income from invested assets not allocated to other segments. Net investment loss was $1.7 million for the three months ended June 30, 2001, a decrease of $13.6 million, or 114%, from net investment income of $11.9 million for the comparable period in 2000, primarily the result of lower average invested assets resulting from the purchase of minority interests in PXP on January 11, 2001

Policy benefits and increase in policy liabilities were $2.2 million for the three months ended June 30, 2001, remaining unchanged from the comparable period in 2000.

Interest expense was $3.1 million for the three months ended June 30, 2001, a decrease of $0.1 million, or 3%, from $3.0 million for the comparable period in 2000, primarily as a result of lower borrowings.

Other operating expenses were $13.1 million for the three months ended June 30, 2001, an increase of $4.2 million, or 47%, from $8.9 million for the comparable period in 2000, primarily due to increases in outside services, particularly for our technology initiatives and other general expenses.

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries was $0.9 million for the three months ended June 30, 2001, an increase of $0.3 million, or 50%, from $0.6 million for the comparable period in 2000, due to the increased earnings in Hilb, Rogal and Hamilton.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Insurance and investment product fees were $6.6 million for the six months ended June 30, 2001, a decrease of $5.7 million, or 46%, from $12.3 million for the comparable period in 2000, primarily due to the decision to exit our physician practice management business conducted by PractiCare, Inc. in the third quarter of 2000.

Net investment income consists of income from invested assets not allocated to other segments. Net investment income was $0.8 million for the six months ended June 30, 2001, a decrease of $12.6 million, or 94%, from $13.4 million for the comparable period in 2000, primarily the result of lower average invested assets resulting from the purchase of minority interests in PXP on January 11, 2001.

Policy benefits and increase in policy liabilities were $5.0 million for the six months ended June 30, 2001, a decrease of $1.3 million, or 21%, from $6.3 million for the comparable period in 2000, due primarily to a decrease in reserves related to the group pension business.

Interest expense was $6.2 million for the six months ended June 30, 2001, a decrease of $0.5 million, or 7%, from $6.7 million for the comparable period in 2000, primarily as a result of lower borrowings.

Other operating expenses were $28.7 million for the six months ended June 30, 2001, a decrease of $4.0 million, or 12%, from $32.7 million for the comparable period in 2000, primarily due to decreases in compensation and related expenses.

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries was $1.5 million for the six months ended June 30, 2001, remaining relatively unchanged from $1.6 million for the comparable period in 2000.

CONSOLIDATED CASH FLOWS

Net cash provided by operating activities of continuing operations was $232.4 million and $288.7 million for the six months ended June 30, 2000 and 2001, respectively. The increase for the six months ended June 30, 2001 over the comparable period in 2000 resulted primarily from no estimated income tax payments in 2001, refunds in 2001 of estimated income taxes paid in 2000 and lower benefits paid to policyholders primarily in the closed block.

Net cash used for operating activities of discontinued operation was $249.1 million and $35.6 million for the six months ended June 30, 2000 and 2001, respectively. The decrease in cash used for the six months ended June 30, 2001 over the comparable period of 2000 resulted primarily from the payment of cash by our reinsurance discontinued operations in the prior year. The cash used in 2000 resulted primarily from cash settlements to several of the companies involved in Unicover, which is associated with the runoff of our group accident and health reinsurance block, plus the remaining operating activities of our discontinued operations.

Net cash (used for) provided by investing activities of continuing operations was $(331.3) million and $99.8 million for the six months ended June 30, 2000 and 2001, respectively. The increase in net cash provided by investing activities for the six months ended June 30, 2001 over the comparable period in 2000 was due to the sale of investments to meet operating cash flow needs.

Net cash provided by investing activities of discontinued operations was $244.8 million and $38.0 million for the six months ended June 30, 2000 and 2001, respectively. The decrease in net cash for the six months ended June 30, 2001 over the comparable period in 2000 was due to the sale of our group life and health business in 2000.

Net cash (used for) provided by financing activities of continuing operations was $(6.6) million and $458.3 million for the six months ended June 30, 2000 and 2001, respectively. The increase for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 resulted primarily from the proceeds received from our issuance of common stock in the IPO and a decrease in bank borrowing, partially offset by distributions to minority shareholders and payments to eligible policyholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURES AND RISK MANAGEMENT

We must effectively manage, measure and monitor the market risk generally associated with our insurance and annuity business and, in particular, our commitment to fund insurance liabilities. We have developed an integrated process for managing risk, which we conduct through our Corporate Portfolio Management Department, Corporate Actuarial Department and additional specialists at the business segment level. These groups confer with each other regularly. We have implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our insurance operations and our investment activities. Our primary market risk exposure is to changes in interest rates, although we also have exposures to changes in equity prices and foreign currency exchange rates. We also have credit risks in connection with our derivatives contracts.

INTEREST RATE RISK

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our commitment to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate investments. Our insurance liabilities are largely comprised of dividend-paying individual whole life and universal life policies. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are mainly exposed to changes in medium- and long-term U.S. Treasury rates.

We manage interest rate risk as part of our asset/liability management process and product design procedures. Asset/liability strategies include the segmentation of investments by product line, and the construction of investment portfolios designed to specifically satisfy the projected cash needs of the underlying product liability. We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our insurance products. We identify potential interest rate risk in portfolio segments by modeling asset and product liability durations and cash flows under current and projected interest rate scenarios.

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease in value by 5%. We believe that as of December 31, 2000 and June 30, 2001, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e., whole life and universal life). Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis which calculates liability durations under various cash flow scenarios.

The selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate, parallel increase or decrease does not represent our view of future market changes, it is a reasonably possible hypothetical near-term change that illustrates the potential impact of such events. Although these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

To calculate duration, we project asset and liability cash flows and discount them to a net present value using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and any other relevant specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

We also employ product design and pricing strategies to manage interest rate risk. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products.

The tables below show the interest rate sensitivity of our fixed income financial instruments measured in terms of fair value for the periods indicated. Given that our asset and liability portfolio durations were well matched for the periods indicated, it is expected that market value gains or losses in assets would be largely offset by corresponding changes in liabilities.

                                                             AS OF DECEMBER 31, 2000
                                        -----------------------------------------------------------------
                                                                            FAIR VALUE
                                                         ------------------------------------------------
                                          BOOK            -100 BASIS          AS OF           +100 BASIS
                                          VALUE          POINT CHANGE        12/31/00        POINT CHANGE
                                          -----          ------------        --------        ------------
                                                                 (IN MILLIONS)
Cash and short term investments         $   660.9         $   661.5         $   660.9         $   660.4
Floating rate notes                         193.0             193.3             193.1             192.8
Long term bonds                           7,918.4           8,519.8           8,063.5           7,641.7
Commercial mortgages                        593.4             612.7             589.1             567.4
                                        ---------         ---------         ---------         ---------
      Total                             $ 9,365.7         $ 9,987.3         $ 9,506.6         $ 9,062.3
                                        =========         =========         =========         =========

                                                               AS OF JUNE 30, 2001
                                        -----------------------------------------------------------------
                                                                            FAIR VALUE
                                                         ------------------------------------------------
                                          BOOK            -100 BASIS          AS OF           +100 BASIS
                                          VALUE          POINT CHANGE         6/30/01        POINT CHANGE
                                          -----          ------------        --------        ------------
                                                                 (IN MILLIONS)

Cash and short term investments         $   822.8         $   823.5         $   822.8         $   822.1
Floating rate notes                         161.9             139.4             138.6             137.8
Long term bonds                           8,477.1           9,001.4           8,555.2           8,131.0
Commercial mortgages                        561.3             570.2             548.6             528.1
                                        ---------         ---------         ---------         ---------
      Total                             $10,023.1         $10,534.5         $10,065.2         $ 9,619.0
                                        =========         =========         =========         =========


With respect to our residual exposure to fluctuations in interest rates, we use various derivative financial instruments to manage such exposure to fluctuations in interest rates, including interest rate swap agreements, interest rate caps, interest rate floors, interest rate swaptions and foreign currency swap agreements. To reduce counterparty credit risks and diversify counterparty exposure, we enter into derivative contracts only with highly rated financial institutions.

We enter into interest rate swap agreements to reduce market risks from changes in interest rates. We do not enter into interest rate swap agreements for trading purposes. Under interest rate swap agreements, we exchange cash flows with another party, at specified intervals, for a set length of time based on a specified notional principal amount. Typically, one of the cash flow streams is based on a fixed interest rate set at the inception of the contract, and the other is based on a variable rate that periodically resets. Generally, no premium is paid to enter into the contract and neither party makes payment of principal. The amounts to be received or paid on these swap agreements are accrued and recognized in net investment income.

We enter into interest rate floor, cap and swaption contracts for our assets and our insurance liabilities as a hedge against substantial changes in interest rates. We do not enter into such contracts for trading purposes. Interest rate floor and interest rate cap agreements are contracts with a counterparty which require the payment of a premium and give us the right to receive, over the term of the contract, the difference between the floor or cap interest rate and a market interest rate on specified future dates based on an underlying notional principal. Swaption contracts are options to enter into an interest rate swap transaction on a specified future date and at a specified interest rate. Upon the exercise of a swaption, we would receive either a swap agreement at the pre-specified terms or cash for the market value of the swap. We pay the premium for these instruments on a quarterly basis over the term of the contract, and recognize these payments in computing net investment income.

The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value for the periods indicated. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.


                                                     AS OF DECEMBER 31, 2000
                            ------------------------------------------------------------------------
                                                                         FAIR VALUE
                                             WEIGHTED    -------------------------------------------
                            NOTIONAL       AVERAGE TERM   -100 BASIS        AS OF        +100 BASIS
                             AMOUNT          (YEARS)     POINT CHANGE     12/31/00      POINT CHANGE
                             ------          -------     ------------     --------      ------------
                                        (IN MILLIONS EXCEPT FOR WEIGHTED AVERAGE TERM)
Interest rate floors         $110.0            7.9         $  1.1          $  (.1)         $  (.4)
Interest rate swaps           453.0            7.5           15.6             7.9             1.1
Interest rate caps             50.0            7.8            (.3)                             .9
                             ------                        ------          ------          ------
      Total                  $613.0                        $ 16.4          $  7.8          $  1.6
                             ======                        ======          ======          ======

                                                      AS OF JUNE 30, 2001
                            ------------------------------------------------------------------------
                                                                         FAIR VALUE
                                             WEIGHTED    -------------------------------------------
                            NOTIONAL       AVERAGE TERM   -100 BASIS        AS OF        +100 BASIS
                             AMOUNT          (YEARS)     POINT CHANGE      6/30/01      POINT CHANGE
                             ------          -------     ------------      -------      ------------
                                        (IN MILLIONS EXCEPT FOR WEIGHTED AVERAGE TERM)
Interest rate floors         $110.0            1.9         $   .9          $  (.1)         $  (.4)
Interest rate swaps           714.3            8.0           28.1             4.5           (19.0)
Interest rate caps             50.0            7.0            (.3)             .1             1.2
                             ------                        ------          ------          ------
      Total                  $874.3                        $ 28.7          $  4.5          $(18.2)
                             ======                        ======          ======          ======

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $335.5 million and $310.0 million in equities on our balance sheet as of December 31, 2000 and June 30, 2001, respectively. A 10% decline in the relevant equity price would decrease the value of these assets by approximately $34 million and $31 million as of December 31, 2000 and June 30, 2001, respectively. Conversely, a 10% increase in the relevant equity price would increase the value of these assets by approximately $34 million and $31 million as of December 31, 2000 and June, 2001, respectively.

FOREIGN EXCHANGE RISKS

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated fixed maturity securities and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currency that creates foreign exchange rate risk for us is the British pound sterling, due to our investment in Aberdeen.

We partially mitigate this risk by using foreign currency swaps, which are agreements designed to hedge against fluctuations in foreign currency exposure. Under this type of agreement, we agree to exchange with another party principal and periodic interest payments denominated in foreign currency for payments denominated in U.S. dollars. The amounts to be received or paid on a foreign currency swap agreement are recognized in net investment income. As of December 31, 2000 and June 30, 2001, these swaps represented a notional amount of $24.3 million and $24.3 million, and a fair value of $2.0 million and $4.0 million, respectively. We believe our outstanding foreign exchange risk is immaterial.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

GENERAL

We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment adviser, investor or taxpayer. In addition, state regulatory bodies, the SEC, the NASD and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. These types of lawsuits and regulatory actions may be difficult to assess or quantify, may seek recovery of very large and/or indeterminate amounts, including punitive and treble damages, and their existence and magnitude may remain unknown for substantial periods of time. A substantial legal liability or significant regulatory action against us could have a material adverse effect on our business, results of operations and financial condition.

While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, it is the opinion of our management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in our consolidated financial statements, are not likely to have a material adverse effect on our consolidated financial condition.

However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our operating results or cash flows.

DISCONTINUED REINSURANCE BUSINESS

Phoenix's reinsurance business included, among other things, reinsurance by Phoenix of other insurance companies' group accident and health business. During 1999, Phoenix placed its remaining group accident and health reinsurance business into runoff, adopting a formal plan to terminate the related contracts as early as contractually permitted and not entering into any new contracts. As part of its decision to discontinue its remaining reinsurance operations, Phoenix reviewed the runoff block and estimated the amount and timing of future net premiums, claims and expenses.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance and our other reinsurance to cover our losses and the likely legal and administrative costs of winding down the business. In 2000, we strengthened our reserves for our discontinued reinsurance business by $97 million (pre-tax). Total reserves were $65 million at June 30, 2001. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. The initial premium for this coverage was $130 million. The maximum coverage available is currently $165 million and increases to $230 million by 2004.

Phoenix is involved in two sets of disputes relating to reinsurance arrangements under which it reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover. In addition, Phoenix is involved in arbitrations and negotiations pending in the United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which Phoenix Life participated involving certain personal accident excess-of-loss business reinsured in the London market.

In light of our provisions for our discontinued reinsurance operations through the establishment of reserves and the finite reinsurance, based on currently available information we do not expect these operations, including the proceedings described above, to have a material adverse effect on our consolidated financial position. However, given the large and/or indeterminate amounts involved and the inherent unpredictability of litigation, it is not possible to predict with certainty the ultimate impact on us of all pending matters or of our discontinued reinsurance operations.

SEC INVESTIGATION OF PXP AFFILIATE

In 1997, PXP received a subpoena from a federal grand jury calling for production by DPIM, PXP's Chicago-based asset management subsidiary, of account and trade-related documents having to do with, among other things, whether DPIM directed client commission dollars to certain brokers in exchange for client referrals for DPIM during the period 1994 to 1997. Thereafter, PXP conducted an internal investigation into these activities. Following the internal investigation, PXP ultimately returned a total of approximately $586,626 of commission to the appropriate clients, took disciplinary action against certain employees involved in the matter and implemented a number of compliance procedures and enhanced controls.

PXP voluntarily disclosed the matter to both the U.S. Department of Labor, or DOL, which enforces ERISA, and the SEC, and voluntarily provided these agencies access to documents, records and witnesses. In October 2000, the SEC issued a formal order of investigation in this matter, and PXP is cooperating fully.

This SEC investigation is a fact-finding inquiry and no enforcement action has yet been taken by the agency against PXP or any of its affiliates. The federal grand jury has no outstanding requests for information from PXP, and PXP is cooperating with the DOL's request for follow-up information. We do not anticipate that the outcome of this matter will have any material adverse effect on our business.

POLICYHOLDER LAWSUITS CHALLENGING THE PLAN OF REORGANIZATION

Two lawsuits have been filed challenging the fairness of the plan of reorganization and the adequacy and accuracy of Phoenix Life's disclosures to its policyholders regarding the plan. The first of these lawsuits, Burns v. Phoenix Home Life Mutual Ins. Co., et al., was filed on April 4, 2001 in the Circuit Court of Cook County for the Illinois County Department in the Chancery Division. Plaintiff seeks to maintain a class action on behalf of a putative class consisting of all current policyholders of Phoenix Life who purchased their policies prior to Phoenix Life's announcement of its intention to demutualize. The complaint seeks damages for losses allegedly sustained by the class as a result of the demutualization, as well as other relief. The defendants named in the complaint are Phoenix Life and some of its directors and officers. On May 4, 2001, Phoenix filed a motion to dismiss the complaint.

The second lawsuit, Kertesz v. Phoenix Home Life Mutual Ins. Co., et al., was filed on April 16, 2001 in the Supreme Court of the State of New York for New York County. Plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible policyholders of Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. Plaintiff seeks to enjoin the demutualization, damages and other relief. The defendants named in this complaint include Phoenix, The Phoenix Companies, Inc. and most of their directors, as well as Morgan Stanley & Co. Incorporated. On May 20, 2001, Phoenix filed a motion to dismiss the complaint.

We believe we have meritorious defenses and intend to contest vigorously all plaintiffs' claims.

Item 2.  Changes in Securities and Use of Proceeds

The effective date of our registration statement on Form S-1 under the Securities Act of 1933 (Commission File No. 333-55268) relating to our IPO of common stock was June 20, 2001. A total of 48,800,000 were sold to an underwriting syndicate. The lead managing underwriter was Morgan Stanley Dean Witter. Merrill Lynch & Co., A.G. Edwards and Sons, Inc., Bear, Stearns and Co. Inc., Deutsche Banc Alex. Brown and UBS Warburg were co-managers in the offering. The IPO commenced on June 20, 2001 at a price of $17.50 per share. The IPO closed on June 25, 2001 and resulted in gross proceeds of $854.0 million, $46.1 million of which was applied to the underwriting discount. The net proceeds to Phoenix were $807.9 million. In accordance with the plan of reorganization, $660.0 million of the proceeds was paid to Phoenix Life or its subsidiaries as consideration for the shares of common stock, including that of PXP, that were transferred to us and the balance of such net proceeds was contributed to Phoenix Life, principally to fund demutualization compensation to policyholders in the form of policy credits and cash and to cover certain expenses related to the demutualization. None of the net proceeds of the IPO were paid by Phoenix directly or indirectly, to any director, officer or employee of the company, other than as demutualization compensation payable to policyholders pursuant to the plan of reorganization, or to any person owning ten percent or more of any class of our equity securities, or to any affiliates of the company.

On July 24, 2001, Morgan Stanley Dean Witter exercised its right to purchase an additional 1,395,900 shares of common stock at the IPO price of $17.50 per share. This resulted in gross proceeds of $24.4 million, $1.3 million of which was applied to the underwriting discount.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

See page 53 for the Exhibit Index. No reports on Form 8-K have been filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE PHOENIX COMPANIES, INC.


                                   By /s/ Bonnie J. Malley
                                      ------------------------
                                          Bonnie J. Malley
                                          Vice President

August 14, 2001

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------    ------------------------------------------------------------
  1.1      Form of Underwriting Agreement*

  2.1      Plan of Reorganization*

  3.1      Form of Amended and Restated Certificate of Incorporation of
           The Phoenix Companies, Inc.*

  3.2      Form of By-Laws of The Phoenix Companies, Inc.*

  4.1 Form of Certificate for the Common Stock, par value $0.01 per share*

  4.2      Standstill Agreement, dated May 18, 2001, between The
           Phoenix Companies, Inc. and State Farm Mutual Automobile
           Insurance Company*

  4.3      Form of Shareholder's Agreement between The Phoenix
           Companies, Inc. and State Farm Mutual Automobile Insurance
           Company*

 10.1      Phoenix Home Life Mutual Insurance Company Long-term
           Incentive Plan*

 10.2      The Phoenix Companies, Inc. Stock Incentive Plan*

 10.3      Phoenix Home Life Mutual Insurance Company Mutual Incentive
           Plan*

 10.4      The Phoenix Companies, Inc. Directors Stock Plan*

 10.5      Phoenix Home Life Mutual Insurance Company Excess Benefit
           Plan*

 10.6      Amendment to Phoenix Home Life Mutual Insurance Company
           Excess Benefit Plan*

 10.7      Second Amendment to Phoenix Home Life Mutual Insurance
           Company Excess Benefit Plan*

 10.8      Phoenix Home Life Mutual Insurance Company Excess Investment
           Plan*

 10.9      Amendment to Phoenix Home Life Mutual Insurance Company
           Excess Investment Plan*

 10.10     Second Amendment to Phoenix Home Life Mutual Insurance
           Company Excess Investment Plan*

 10.11     Third Amendment to Phoenix Home Life Mutual Insurance
           Company Excess Investment Plan*

 10.12     Nonqualified Supplemental Executive Retirement Plan for
           Certain Employees of Phoenix Home Life Mutual Insurance
           Company*

 10.13     Amendment to Nonqualified Supplemental Executive Retirement
           Plan for Certain Employees of Phoenix Home Life Mutual
           Insurance Company*

 10.14     Second Amendment to Nonqualified Supplemental Executive
           Retirement Plan for Certain Employees of Phoenix Home Life
           Mutual Insurance Company*

 10.15     Third Amendment to Nonqualified Supplemental Executive
           Retirement Plan for Certain Employees of Phoenix Home Life
           Mutual Insurance Company*

 10.16     Fourth Amendment to Nonqualified Supplemental Executive
           Retirement Plan for Certain Employees of Phoenix Home Life
           Mutual Insurance Company*

 10.17     Phoenix Duff & Phelps Nonqualified Profit Sharing Plan*

 10.18     Amendment to Phoenix Duff & Phelps Nonqualified Profit
           Sharing Plan*

 10.19     Form of Change of Control Agreements with Robert W.
           Fiondella and Dona D. Young*

 10.20 Form of Change of Control Agreements with David W. Searfoss and Carl T. Chadburn*

 10.21     Form of Change of Control Agreement with Philip R.
           McLoughlin*

 10.22     Form of Stockholder Rights Agreement*

EXHIBIT
  NO.                              DESCRIPTION
-------    ------------------------------------------------------------

 10.23     Global Note, dated as of November 25, 1996, between Phoenix
           Home Life Mutual Insurance Company, Bear, Stearns & Co,
           Inc., Chase Securities Inc., Merrill Lynch & Co. and The
           Bank of New York*

 10.24 Form of Indenture between Phoenix Duff & Phelps Corporation and a Trustee with respect to the 6% Convertible
           Subordinated Debentures due 2015 into which the Series A
           Convertible Exchangeable Preferred Stock was exchanged*

 10.25 Binder of Reinsurance, dated as of September 30, 1999, between Phoenix Home Life Mutual Insurance Company, American
           Phoenix Life & Reassurance Company and European Reinsurance
           Company of Zurich (Bermuda Branch)*(+)

EXHIBIT
  NO.                              DESCRIPTION
-------    ------------------------------------------------------------

 10.26 Amendment No. 1, dated as of February 1, 2000, to the Binder of Reinsurance, dated as of September 30, 1999, between Phoenix Home Life Mutual Insurance Company, American Phoenix
           Life & Reassurance Company and European Reinsurance Company of Zurich (Bermuda Branch)*(+)

 10.27 Acquisition Agreement, dated as of December 15, 1998, by and among Phoenix Investment Partners, Ltd., and Zweig/Glasser
           Advisers, Euclid Advisors LLC, Zweig Advisors Inc., Zweig
           Total Return Advisors, Inc., Zweig Securities Corp. and
           Named Equityholders*

 10.28     Amendment No. 1, dated as of March 1, 1999 to the
           Acquisition Agreement by and among Phoenix Investment
           Partners, Ltd., and Zweig/Glasser Advisers, Euclid Advisors
           LLC, Zweig Advisors Inc., Zweig Total Return Advisors, Inc.,
           Zweig Securities Corp. and Named Equityholders*

 10.29 Stock Purchase Agreement, dated as of March 29, 1999, by and among Hilb, Royal and Hamilton, PM Holdings, Inc., Phoenix
           Home Life Mutual Insurance Company and Martin L. Vaughn,
           III*

 10.30     Stock Purchase Agreement, dated as of June 23, 1999, between
           Banco Suquia S.A and PM Holdings, Inc.*

 10.31 Asset Purchase Agreement, dated as of May 19, 1999, by and between Phoenix Home Life Mutual Insurance Company and ERC
           Life Reinsurance Corporation*

 10.32     Acquisition Agreement, dated as November 10, 1999, between
           Selling Management Shareholders, Aberdeen Asset Management
           PLC, The Standard Life Assurance Co., The Non-Selling
           Management Shareholders, Lombard International Assurance SA and PM Holdings, Inc.*

 10.33 Stock Purchase Agreement, dated as of November 12, 1999, by and between TCW/EMCO Holding LLC and PM Holdings, Inc.*

 10.34     Stock Purchase and Exchange Agreement, dated as of December
           9, 1999, by and among GE Financial Assurance Holdings, Inc.,
           GE Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.35     Amendment No. 1, dated as of December 29, 1999, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.36     Amendment No. 2, dated as of February 23, 2000, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.37     Amendment No. 3, dated as of April 1, 2000, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.38     Amendment No. 4, dated as of April 1, 2000, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.39     Amendment No. 5, dated as of April 1, 2000, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.40     Amendment No. 6, dated as of April 1, 2000, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

                                   55

EXHIBIT
  NO.                              DESCRIPTION
-------    ------------------------------------------------------------

 10.41     Amendment No. 7, dated as of October 31, 2000, to the Stock
           Purchase and Exchange Agreement, dated as of December 9,
           1999, by and among GE Financial Assurance Holdings, Inc., GE
           Life and Annuity Assurance Company, PM Holdings, Inc. and
           Phoenix Group Holdings, Inc.*

 10.42     Agreement and Plan of Merger, dated as of September 10,
           2000, among PM Holdings, Inc., Phoenix Investment Partners,
           Ltd. and Phoenix Home Life Mutual Insurance Company*

 10.43 First Supplemental Indenture, dated as of January 10, 2001, between Phoenix Investment Partners, Ltd. and Harris Trust and Savings Bank*

 10.44 Employment-Related Agreement, dated as of December 20, 2000, between Phoenix Home Life Mutual Insurance Company and
           Robert W. Fiondella*

 10.45 Employment-Related Agreement, dated as of December 20, 2000, between Phoenix Home Life Mutual Insurance Company and Dona
           D. Young*

 10.46 Employment-Related Agreement, dated as of December 20, 2000, between Phoenix Home Life Mutual Insurance Company and Carl
           T. Chadburn*

 10.47 Employment-Related Agreement, dated as of December 20, 2000, between Phoenix Home Life Mutual Insurance Company and David
           W. Searfoss*

 10.48 Employment-Related Agreement, dated as of February 1, 2001, between Phoenix Home Life Mutual Insurance Company and
           Philip R. McLoughlin*

 10.49     Fifth Amendment to Nonqualified Supplemental Executive
           Retirement Plan for Certain Employees of Phoenix Home Life
           Mutual Insurance Company*

 10.50     Credit Agreement, dated as of June 11, 2001, between The
           Phoenix Companies, Inc., Phoenix Home Life Mutual Insurance
           Company, Bank of America, N.A., and Fleet Bank, as
           Syndication Agents, Bank of Montreal, as Administrative
           Agent, Deutsche Bank AG and Key Bank National Association, as Documentation Agents, Banc of America Securities LLC and
           Fleet Securities, Inc., as Joint Lead Arrangers and Joint
           Book Managers*

 10.51     Subordination Agreement, dated as of June 11, 2001 between
           Phoenix Home Life Mutual Insurance Company and Phoenix
           Investment Partners, Ltd.*

 10.52     Credit Agreement, dated as of June 15, 2001, between The
           Phoenix Companies, Inc., The Financial Institutions Party thereto, and Fleet National Bank, as Administrative Agent, arranged by Fleet Securities, Inc.*

 21.1      Subsidiaries of the Registrant*


------------
*   Previously filed.

(+)   Portions subject to confidential treatment request.