Form 10-Q
period 2001-09-30
PHOENIX COMPANIES INC/DE
filed 2001-11-15
CIK 1129633

40


                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 333-55268

                           THE PHOENIX COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                06-0493340
          --------                                                ----------
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               One American Row, Hartford, Connecticut 06102-5056
                                 (860) 403-5000
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X.  No__.
    -

     On November 8, 2001, the registrant had 103,295,733 shares of common stock outstanding.



                                TABLE OF CONTENTS

     PART I.   FINANCIAL INFORMATION

     Item 1.     Financial Statements                                                                                  Page
                                                                                                                      -------
                 Unaudited Consolidated Balance Sheets as of September 30,
                 2001 and December 31, 2000......................................................................       3
                 Unaudited Consolidated Statements of Income for the three and nine months ended
                 September 30, 2001 and 2000.....................................................................       4
                 Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30,
                 2001 and 2000...................................................................................      5-6
                 Unaudited Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
                 for the three and nine months ended September 30, 2001 and 2000.................................      7-8
                 Notes to Unaudited Consolidated Financial Statements............................................       9

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........       23

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................       40

     PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings...............................................................................       43

     Item 2.     Changes in Securities and Use of Proceeds.......................................................       46

     Item 3.     Defaults Upon Senior Securities.................................................................       46

     Item 4.     Submission of Matters to a Vote of Security Holders.............................................       46

     Item 5.     Other Information...............................................................................       46

     Item 6.     Exhibits and Reports on Form 8-K................................................................       46

     Signature...................................................................................................       47


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           THE PHOENIX COMPANIES, INC.
                      Unaudited Consolidated Balance Sheets

                                                                                       As of                    As of
                                                                                    December 31,            September 30,
                                                                                        2000                    2001
                                                                                        ----                    ----
                                            ASSETS                                   (in millions, except share data)
              Investments:
                  Held-to-maturity debt securities, at amortized cost...........  $   2,109.6                 $ 2,201.4
                  Available-for-sale debt securities, at fair value.............      5,949.0                   7,076.7
                  Equity securities, at fair value..............................        335.5                     262.8
                  Mortgage loans................................................        593.4                     542.6
                  Real estate...................................................         77.9                      81.8
                  Policy loans..................................................      2,105.2                   2,160.5
                  Venture capital partnerships..................................        467.3                     281.7
                  Other invested assets.........................................        235.7                     267.9
                  Short-term investments........................................        547.2                      17.5
                                                                                        -----                      ----
                     Total investments..........................................     12,420.8                  12,892.9
                                                                                     --------                  --------
              Cash and cash equivalents.........................................        176.6                     607.6
              Accrued investment income.........................................        194.5                     217.1
              Deferred policy acquisition costs.................................      1,019.0                   1,092.0
              Premiums, accounts and notes receivable...........................        155.8                     130.7
              Reinsurance recoverables..........................................         16.6                      21.7
              Property and equipment, net.......................................        122.2                     121.4
              Goodwill and other intangible assets, net.........................        595.9                     865.3
              Investments in unconsolidated subsidiaries........................        159.9                     211.9
              Deferred income taxes.............................................           --                      19.8
              Net assets of discontinued operations (Note 9)....................         25.5                      20.8
              Other assets......................................................         49.8                      44.0
              Separate account assets...........................................      5,376.6                   4,556.5
                                                                                      -------                   -------
                  Total assets.................................................. $   20,313.2                $ 20,801.7
                                                                                 ============                ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
              Liabilities:
                  Policy liabilities and accruals...............................  $  11,372.6                $ 11,955.6
                  Policyholder deposit funds....................................        678.4                     898.5
                  Notes payable.................................................        425.4                     450.2
                  Deferred income taxes.........................................          9.4                        --
                  Other liabilities.............................................        473.0                     574.0
                  Separate account liabilities..................................      5,376.6                   4,551.1
                  Contingent liabilities (Note 10)..............................
              Minority interest in net assets of consolidated subsidiaries......        136.9                       5.8
              Stockholders' Equity:
                 Common stock ($.01 par value, 1.0 billion shares authorized;
                    0 and 103.4 million shares issued and outstanding at
                    December 31, 2000 and September 30, 2001, respectively).....           --                       1.1
                 Treasury stock, at cost (0 and 3.0 million shares at
                    December 31, 2000 and September 30, 2001, respectively).....           --                     (42.6)
                 Additional paid-in capital.....................................           --                   2,410.2
                 Retained earnings (accumulated deficit)........................      1,820.7                     (23.3)
                 Accumulated other comprehensive income - securities............         20.2                      15.6
                 Accumulated other comprehensive income - derivatives...........           --                       5.5
                                                                                          ---                       ---
                     Total stockholders' equity.................................      1,840.9                   2,366.5
                                                                                      -------                   -------
                     Total liabilities and stockholders' equity.................  $  20,313.2                 $20,801.7
                                                                                  ===========                 =========



                    (The accompanying notes are an integral part of these unaudited consolidated financial statements.)


                           THE PHOENIX COMPANIES, INC.
                   Unaudited Consolidated Statements of Income

                                                                               For the Three Months             For the Nine Months
                                                                                Ended September 30,             Ended September 30,
                                                                            ----------------------------    ------------------------
                                                                                2000             2001           2000           2001
                                                                            -------------    -------------  -------------  ---------
Revenues:                                                                              (in millions, except earnings per share)
   Premiums............................................................       $ 326.6         $ 302.7         $ 871.3       $ 836.0
   Insurance and investment product fees...............................         153.9           129.1           481.4         414.3
   Net investment income...............................................         226.1           192.5           891.4         582.5
   Net realized investment gains (losses)..............................          31.6           (16.7)           66.0         (37.2)
                                                                                 ----           -----            ----         -----
      Total revenues...................................................         738.2           607.6         2,310.1       1,795.6
Benefits and Expenses:
   Policy benefits and increase in policy liabilities..................         385.1           390.4         1,050.5       1,056.7
   Policyholder dividends..............................................          90.6           105.7           279.5         301.7
   Amortization of deferred policy acquisition costs...................          35.1            33.3           116.6          95.3
   Amortization of goodwill and other intangible assets................           9.4            12.7            27.4          37.3
   Interest expense....................................................           8.1             6.4            24.4          21.1
   Other operating expenses............................................         164.5           124.1           426.3         521.1
                                                                                -----           -----           -----         -----
       Total benefits and expenses.....................................         692.8           672.6         1,924.7       2,033.2
Income (loss) from continuing operations before income taxes (benefit), minority interest and equity in earnings of and interest earned
     from investments in unconsolidated subsidiaries...................          45.4           (65.0)          385.4        (237.6)
Income tax expense (benefit)...........................................          10.2           (43.2)          136.3        (106.9)
                                                                                 ----           -----           -----        ------
Income (loss) from continuing operations before minority interest, equity in earnings of and interest earned from investments in
  unconsolidated subsidiaries..........................................          35.2           (21.8)          249.1        (130.7)
Minority interest in net income of consolidated subsidiaries...........           2.1             1.6            13.7           5.1
Equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries.......................................            .9             2.2             5.2           6.0
                                                                                   --             ---             ---           ---
Income (loss) from continuing operations...............................          34.0           (21.2)          240.6        (129.8)
Discontinued operations (Note 9):
    Income from discontinued operations, net of income taxes...........           5.0              --             8.1            --
    Loss on disposal, net of income taxes..............................         (65.0)             --           (21.7)           --
                                                                                -----                           -----
(Loss) income before cumulative effect of accounting changes...........         (26.0)          (21.2)          227.0        (129.8)
Cumulative effect of accounting changes for:
    Venture capital partnerships, net of income taxes (Note 4).........            --              --              --         (48.8)
    Securitized financial instruments, net of income taxes (Note 4)....            --              --              --         (20.5)
    Derivative financial instruments, net of income taxes (Note 5).....            --              --              --           3.9
                                                                -               -----           -----           -----         ------
Net (loss) income......................................................        $(26.0)         $(21.2)         $227.0       $(195.2)
                                                                               ======          ======          ======       =======


Earnings per share (Note 11)...........................................         $(.25)          $(.20)          $2.15        $(1.85)



                    (The accompanying notes are an integral part of these unaudited consolidated financial statements.)



                           THE PHOENIX COMPANIES, INC.
                 Unaudited Consolidated Statements of Cash Flows
                                                                                                          For the
                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 ---------------------------
                                                                                                    2000            2001
                                                                                                 ------------    -----------
                                                                                                       (in millions)
      Cash flows from operating activities:
          Net income (loss).....................................................                   $ 227.0      $ (195.2)
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Net loss from discontinued operations.................................                      13.6            --
          Net realized investment (gains) losses................................                     (66.0)         37.2
          Amortization and depreciation.........................................                      31.0          52.7
          Equity in undistributed earnings of affiliates and partnerships.......                    (235.9)         81.8
          Securitized financial instruments and derivatives.....................                        --          16.6
          Deferred income tax expense (benefit).................................                      18.6          (4.6)
          (Increase) decrease in receivables....................................                     (99.4)         66.2
          Increase in deferred policy acquisition costs.........................                      (6.5)        (46.8)
          Increase in policy liabilities and accruals...........................                     329.7         420.0
          Change in other assets/other liabilities, net.........................                      41.2        (140.5)
          Other operating activities, net.......................................                       2.1            --
                                                                                                       ---           ---
          Net cash provided by continuing operations............................                     255.4         287.4
          Net cash used for discontinued operations.............................                    (233.8)        (53.0)
                                                                                                    ------         -----
          Net cash provided by operating activities.............................                      21.6         234.4
                                                                                                      ----         -----
      Cash flows from investing activities:
      Proceeds from the sale of fixed maturities:
          Available-for-sale....................................................                     686.5         937.7
      Proceeds from the maturity of fixed maturities:
          Available-for-sale....................................................                      21.0          77.3
          Held-to-maturity......................................................                       9.7          18.0
      Proceeds from the repayment of fixed maturities:
          Available-for-sale....................................................                     218.8         323.1
          Held-to-maturity......................................................                     129.8         122.1
      Proceeds from sale of equity securities...................................                     332.7         104.6
      Proceeds from the maturity of mortgage loans..............................                      30.0          29.6
      Proceeds from distributions of venture capital partnerships...............                      32.1          28.2
      Proceeds from sale of real estate and other invested assets...............                      20.6          29.7
      Purchase of available-for-sale debt securities............................                  (1,043.3)     (2,195.7)
      Purchase of held-to-maturity debt securities..............................                    (285.3)       (249.5)
      Purchase of equity securities.............................................                    (102.9)        (51.1)
      Purchase of subsidiaries..................................................                     (59.2)        (56.9)
      Purchase of mortgage loans................................................                      (0.7)         (0.7)
      Purchase of investments in unconsolidated subsidiaries and
          other invested assets.................................................                     (30.0)        (50.7)
      Purchase of venture capital partnerships..................................                     (79.8)        (35.3)
      Change in short-term investments, net.....................................                    (315.2)        529.7
      Increase in policy loans..................................................                     (18.3)        (55.3)
      Capital expenditures......................................................                     (13.3)        (14.6)
      Premium paid for redemption of convertible debt...........................                        --         (18.8)
                                                                                                     -----          -----
      Net cash used for continuing operations...................................                    (421.5)       (505.8)
      Net cash provided by discontinued operations..............................                     234.2          55.4
                                                                                                     -----          ----
      Net cash used for investing activities....................................                   $(187.3)     $ (450.4)
                                                                                                   -------      --------



                    (The accompanying notes are an integral part of these unaudited consolidated financial statements.)




                                                                                                          For the
                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 ---------------------------
                                                                                                    2000            2001
                                                                                                 ------------    -----------
                                                                                                       (in millions)
       Cash flows from financing activities:
       Issuance of common stock.................................................                    $  --         $831.0
       Purchase of treasury stock...............................................                       --          (35.6)
       Payments to eligible policyholders in lieu of stock......................                       --          (28.7)
       Net deposits of policyholder deposit funds, net of interest credited.....                     79.9          220.1
       Proceeds from borrowings.................................................                     14.7          180.0
       Repayment of borrowings..................................................                    (24.7)        (155.3)
       Distributions to minority stockholders...................................                     (3.1)        (345.1)
       Debenture principal payments.............................................                       --          (19.4)
                                                                                                     ----          -----
       Net cash provided by financing activities................................                     66.8          647.0
                                                                                                     ----          -----
       Net change in cash and cash equivalents..................................                    (98.9)         431.0
       Cash and cash equivalents, beginning of period...........................                    187.6          176.6
                                                                                                    -----          -----
       Cash and cash equivalents, end of period.................................                   $ 88.7        $ 607.6
                                                                                                 ============    ===========
       Supplemental cash flow information:
       Income taxes paid (refunded), net........................................                   $ 45.5        $ (55.7)
       Interest paid on indebtedness............................................                   $ 21.9        $  18.8


                    (The accompanying notes are an integral part of these unaudited consolidated financial statements.)


                           THE PHOENIX COMPANIES, INC.
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                            and Comprehensive Income

                                                                     Retained                        Accumulated
                                                   Additional        Earnings                           Other              Total
                                      Common        Paid-in        (Accumulated      Treasury       Comprehensive      Stockholders'
                                       Stock        Capital          Deficit)        Stock              Income            Equity
                                    ----------    -----------     --------------    ----------     ---------------    --------------
                                                                             (in millions)
Balance at July 1, 2000              $   --         $   --           $1,984.5        $   --              $ 72.7          $2,057.2
-----------------------

Comprehensive loss:
   Net loss..........................                                   (26.0)                                              (26.0)
   Other comprehensive income (loss),
     net of income taxes:
      Unrealized gains on securities.                                                                      12.1              12.1
      Reclassification adjustment for
        net realized gains included in
        net income...................                                                                     (29.4)            (29.4)
                                                                                                                            ------
   Total other comprehensive loss....                                                                                       (17.3)
Comprehensive loss...................                                                                                       (43.3)
                                    ----------    -----------     --------------    ----------     ---------------    --------------
Balance at September 30, 2000        $   --         $   --           $1,958.5        $   --              $ 55.4          $2,013.9
-----------------------------
                                    ==========    ===========     ==============    ==========     ===============    ==============

Balance at July 1, 2001              $  1.1       $2,387.1              $(2.1)       $   --              $  4.3          $2,390.4
-----------------------

Treasury stock acquired..............                                                 (42.6)                                (42.6)
Common stock issued..................                 23.1                                                                   23.1
Comprehensive income:
   Net loss..........................                                   (21.2)                                              (21.2)
   Other comprehensive income, net of
      income taxes:
      Unrealized gains on securities.                                                                      21.7              21.7
      Unrealized gains on derivatives                                                                       7.7               7.7
      Equity adjustment for policy-
      holder dividend obligation.....                                                                     (14.2)            (14.2)
      Reclassification adjustment for
      net realized losses included in
      net income                                                                                            1.6               1.6
                                                                                                                        ------------
   Total other comprehensive income..                                                                                        16.8
Comprehensive income.................                                                                                        (4.4)
                                     ---------    -----------     --------------    ----------     ---------------    --------------

Balance at September 30, 2001        $  1.1       $2,410.2            $(23.3)       $(42.6)              $ 21.1          $2,366.5
-----------------------------
                                     =========    ===========     ==============    ==========     ===============    ==============



                      (The accompanying notes are an integral part of these unaudited consolidated financial statements.)




                           THE PHOENIX COMPANIES, INC.
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                      and Comprehensive Income (Continued)

                                                                     Retained                        Accumulated
                                                   Additional        Earnings                           Other              Total
                                      Common        Paid-in        (Accumulated      Treasury       Comprehensive      Stockholders'
                                       Stock        Capital          Deficit)        Stock              Income            Equity
                                    ----------    -----------     --------------    ----------     ---------------    --------------
                                                                             (in millions)
Balance at January 1, 2000             $  --          $  --           $1,731.5         $  --             $  24.5          $1,756.0
--------------------------

Comprehensive income:
   Net income......................                                      227.0                                               227.0
   Other comprehensive income, net of
      income taxes:
      Unrealized gains on securities                                                                        76.2              76.2
      Reclassification adjustment for
      net realized gains included in
      net income...................                                                                        (45.3)            (45.3)
                                                                                                                       -------------
   Total other comprehensive income                                                                                           30.9
Comprehensive income...............                                                                                          257.9
                                    ----------    -----------     --------------    ----------     ---------------     -------------

Balance at September 30, 2000          $  --          $  --           $1,958.5        $  --              $  55.4          $2,013.9
-----------------------------
                                    ==========    ===========     ==============    ==========     ===============     =============

Balance at January 1, 2001             $  --          $  --           $1,820.7        $  --               $ 20.2          $1,840.9
--------------------------

Demutualization transaction........      0.6        1,621.1           (1,621.7)                                                 --
Initial public offering............      0.5          766.0                                                                  766.5

Treasury stock acquired............                                                   (42.6)                                 (42.6)
Common stock issued................                    23.1                                                                   23.1
Equity adjustment for policyholder
   dividend obligation.............                                      (30.3)                                              (30.3)
Other equity adjustments...........                                        3.2                                                 3.2

Comprehensive loss:
   Net loss........................                                     (195.2)                                             (195.2)
   Other comprehensive income, net of
      income taxes:
      Unrealized gains on securities                                                                        12.5              12.5
      Unrealized gains on derivatives                                                                        4.3               4.3
      Equity adjustment for policy-
      holder dividend obligation...                                                                        (14.2)            (14.2)
      Reclassification adjustment for
      net realized gains included in
      net income...................                                                                         (2.8)             (2.8)
      Cumulative effect of accounting
      change for derivatives.......                                                                          1.1               1.1
                                                                                                                       -------------
   Total other comprehensive income                                                                                             .9
Comprehensive loss.................                                                                                         (194.3)
                                    ----------    -----------     --------------    ----------     ---------------     -------------

Balance at September 30, 2001         $  1.1       $2,410.2           $ (23.3)       $(42.6)              $ 21.1          $2,366.5
-----------------------------
                                    ==========    ===========     ==============    ==========     ===============     =============



                      (The accompanying notes are an integral part of these unaudited consolidated financial statements.)

                           THE PHOENIX COMPANIES, INC.
            Notes to the Unaudited Consolidated Financial Statements

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

    The Phoenix Companies, Inc. (together with its subsidiaries, "Phoenix") is a provider of wealth management products and services offered through a variety of select advisors and financial services firms to serve the accumulation, preservation and transfer needs of the affluent and high net worth market, businesses and institutions. Phoenix offers a broad range of life insurance, annuity and investment management solutions through a variety of distributors. These products and services are managed within four reportable segments: Life and Annuity, Investment Management, Venture Capital, and Corporate and Other. See Note 7 - "Segment Information."

    In 1999, Phoenix Home Life Mutual Insurance Company (which has since demutualized, was renamed Phoenix Life Insurance Company and became a Phoenix subsidiary) discontinued the operations of three of its business units: the Reinsurance Operations, the Real Estate Management Operations and the Group Life and Health Operations. See Note 9 - "Discontinued Operations."

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The State of New York Insurance Department (the "Insurance Department") recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company for determining solvency under the New York State Insurance Law. No consideration is given by the Insurance Department to financial statements prepared in accordance with GAAP in making such determination.

    In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Phoenix for the year ended December 31, 2000.

3.  REORGANIZATION AND INITIAL PUBLIC OFFERING

    On December 18, 2000, the board of directors of Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual") unanimously adopted a plan of reorganization which was amended and restated on January 26, 2001. On June 25, 2001, the effective date of the demutualization, Phoenix Mutual converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of Phoenix and changed its name to Phoenix Life Insurance Company ("Phoenix Life"). At the same time, Phoenix Investment Partners, Ltd. ("PXP") became an indirect wholly owned subsidiary of Phoenix. All policyholder membership interests in the mutual company were extinguished on the effective date and eligible policyholders of the mutual company received 56.2 million shares of common stock, $28.8 million of cash and $12.7 million of policy credits as compensation. The demutualization was accounted for as a reorganization. Accordingly, Phoenix's retained earnings immediately following the demutualization and the closing of the Initial Public Offering ("IPO") on June 25, 2001 (net of the cash payments and policy credits that were charged directly to retained earnings) were reclassified to common stock and additional paid-in capital. In addition, Phoenix Life established a closed block for the benefit of holders of certain individual life insurance policies of Phoenix Life. The purpose of the closed block is to protect, after demutualization, the policy dividend expectations of the holders of the policies included in the closed block. The closed block will continue in effect until such date as none of such policies are in force. See Note 8 - "Closed Block."

    On June 25, 2001, Phoenix closed its IPO in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO equaling $807.9 million were contributed to Phoenix Life. On July 24, 2001, Morgan Stanley Dean Witter exercised its right to purchase 1,395,900 shares of the common stock of The Phoenix Companies, Inc. at the IPO price of $17.50 per share less underwriters discount. Net proceeds of $23.1 million were contributed to Phoenix Life.

4.  SUMMARY OF NEW SIGNIFICANT ACCOUNTING POLICIES

    Accounting for Demutualizations

    Effective June 30, 2001, Phoenix adopted Statement of Position No. 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts ("SOP 00-3"). The provisions of SOP 00-3 provide guidance on accounting by insurance enterprises for demutualizations and the formation of mutual holding companies, including the emergence of earnings from and the financial statement presentation of the closed block established in connection with the demutualization. SOP 00-3 specifies that closed block assets, liabilities, revenues and expenses should be displayed with all other assets, liabilities, revenues and expenses of the insurance enterprise based on the nature of the particular item, with appropriate disclosures relating to the closed block.

    Pursuant to the adoption of SOP 00-3, Phoenix recorded a charge of $30.3 million to equity in the second quarter of 2001 representing the establishment of the policyholder dividend obligation along with the corresponding impact on deferred policy acquisition costs and deferred income taxes.

    See Note 8 - "Closed Block" for additional information.

      Venture Capital

    Phoenix records its investments in venture capital partnerships in accordance with the equity method of accounting. Phoenix records its share of the net equity in earnings of the venture capital partnerships in accordance with Accounting Principle Board Opinion No. 18, using the most recent financial information received from the partnerships. Historically, this information has been provided to Phoenix on a one-quarter lag. Phoenix changed its method of applying the equity method of accounting to eliminate such quarterly lag.

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

    In the second quarter of 2001, Phoenix recorded investment income before income taxes of $5.5 million, which reflects Phoenix's estimate of its venture capital partnership results for the second quarter, a true-up of the first quarter estimate and realized gains on cash and stock distributions. In the third quarter of 2001, Phoenix recorded a reduction in investment income before income taxes of $48.4 million, which reflects Phoenix's estimate of its venture capital partnership results for the third quarter, a true-up of the second quarter estimate and realized gains on cash and stock distributions. Phoenix will also revise the valuations it has assigned to the investee companies once a year, to reflect the valuations in the audited financial statements received from the venture capital partnerships. Phoenix's venture capital earnings remain subject to volatility.

    Securitized Financial Instruments

    Effective April 1, 2001, Phoenix adopted EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. Upon adoption of EITF 99-20, Phoenix recorded a $20.5 million charge in net income as a cumulative effect of accounting change, net of income taxes.

    Derivative Financial Instruments

    Effective January 1, 2001, Phoenix adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"). As amended, SFAS 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. See Note 5, "Derivative Financial Instruments," for additional information.

    Business Combinations/Goodwill and Other Intangible Assets

    In June 2001, SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), were issued. SFAS 141 and SFAS 142 are effective for July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. Under SFAS 142, amortization of goodwill, including goodwill and other intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Goodwill and other intangible assets will be tested for impairment in accordance with the provisions of the statement. Phoenix is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

    Phoenix maintains an overall interest rate risk-management strategy that incorporates the use of derivative financial instruments to manage exposure to fluctuations in interest rates. Phoenix's exposure to interest rate changes primarily results from its commitments to fund interest-sensitive insurance liabilities, as well as from significant holdings of fixed rate investments. Derivative instruments that are used as part of Phoenix's interest rate risk-management strategy include interest rate swap agreements, interest rate caps, interest rate floors, interest rate swaptions and foreign currency swap agreements. To reduce counterparty credit risks and diversify counterparty exposure, Phoenix enters into derivative contracts only with a number of highly rated financial institutions.

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

    Phoenix enters into interest rate floor, interest rate cap and swaption contracts as a hedge for its assets and insurance liabilities against substantial changes in interest rates. Phoenix does not enter into such contracts for trading purposes. Interest rate floor and interest rate cap agreements are contracts with a counterparty which require the payment of a premium and give Phoenix the right to receive, over the term of the contract, the difference between the floor or cap interest rate and a market interest rate on specified future dates based on an underlying notional principal amount. Swaption contracts are options to enter into an interest rate swap transaction on a specified future date and at a specified interest rate. Upon the exercise of a swaption, Phoenix would receive either a swap agreement at the pre-specified terms or cash for the market value of the swap. Phoenix pays the premium for these instruments on a quarterly basis over the maturity of the contract and recognizes these payments in net investment income.

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

    For derivative instruments that were not designated as hedges, upon implementation of SFAS No. 133, Phoenix recorded a net-of-tax cumulative effect adjustment of $3.9 million in earnings to recognize these instruments at fair value. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not included in the cumulative effect adjustment. There were no gains or losses on derivative instruments that were reported independently as deferred assets or liabilities that required de-recognition from the balance sheet.

    Phoenix recognized an after-tax gain of $1.4 million for the quarter ended September 30, 2001 and an after-tax gain of $1.5 million for the nine months ended September 30, 2001 (reported as other comprehensive income in the Unaudited Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income), which represented the change in fair value of interest rate swaps which have been designated as cash flow hedges, using the shortcut method, assuming no ineffectiveness. These interest rate swaps hedge floating-rate exposure on asset cash flows that back insurance liabilities by swapping floating rate bonds to fixed. For changes in the fair value of derivatives that are designated, qualify, and are highly effective as cash flow hedges, and for which the critical terms of the hedging instrument and the assets match, Phoenix recognizes the change in fair value of the derivative in other comprehensive income. Phoenix expects that there will be no ineffectiveness to recognize in earnings during the term of the hedges, and Phoenix does not expect to reclassify into earnings amounts reported in accumulated other comprehensive income over the next twelve months.

    Phoenix also recognized an after-tax gain of $6.3 million for the quarter ended September 30, 2001 and an after-tax gain of $2.8 million for the nine months ended September 30, 2001 (reported as other comprehensive income in the Unaudited Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets. For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, Phoenix recognizes the change in fair value of the derivative in other comprehensive income. Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified as earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings. As of September 30, 2001, $0.2 million of the deferred net after-tax gains on these derivative instruments is expected to be reclassified into earnings over the next twelve months.

    Phoenix also recognized an after-tax gain of $1.0 million for the quarter ended September 30, 2001 and an after-tax loss of $0.3 million for the nine months ended September 30, 2001 (reported as net investment income in the Unaudited Consolidated Statement of Income), which represented the change in fair value of derivative instruments which were not designated as hedges upon implementation of SFAS 133. These instruments primarily include: interest rate floors which hedge spread deficiency risk between assets and deferred annuity product liabilities; interest rate caps which hedge disintermediation risk associated with universal life insurance liabilities; and interest rate swaps which were hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities for which offsetting swap positions were taken to lock in a stream of income to supplement the income on the assets purchased. For changes in fair value of derivatives that are not designated and did not qualify as highly effective hedges upon implementation of SFAS 133, Phoenix recognizes the entire change in fair value of the derivatives in current-period earnings. For the quarter and nine months ended September 30, 2001, Phoenix also recognized an after-tax gain of $0.9 million (reported as net realized investment gains in the Unaudited Consolidated Statement of Income), which resulted from the termination prior to maturity of interest rate swaps which were not designated as hedges upon implementation of SFAS 133.

    Phoenix also holds foreign currency swaps as hedges against available-for-sale securities that back U.S. dollar denominated liabilities. For changes in the fair value of derivatives that are designated, qualify, and are highly effective as fair value hedges, Phoenix recognizes the change in fair value of the derivative, along with the change in value of the hedged asset or liability attributable to the hedged risk, in current-period earnings. Phoenix recognized an after-tax gain of $0.3 million for the quarter ended September 30, 2001 and no gain for the nine months ended September 30, 2001.

6.  SIGNIFICANT TRANSACTIONS

    Purchase of Phoenix Investment Partners Minority Interest

    On September 10, 2000, Phoenix Life, one of its subsidiaries and PXP entered into an agreement and plan of merger pursuant to which such subsidiary agreed to purchase the outstanding common stock shares of PXP owned by third parties for a price of $15.75 per share. In connection with this merger, Phoenix Life paid, from available cash and short-term investments, $339.3 million to those third parties on January 11, 2001. As a result, PXP became an indirect wholly owned subsidiary of Phoenix Life and PXP's shares of common stock were de-listed from the New York Stock Exchange. In addition, PXP accrued compensation expenses of $57.0 million to cash out options, $5.5 million of related compensation costs, $5.2 million in retention costs and $3.9 million in transaction costs at March 31, 2001.

    After the merger, some third party holders of PXP's convertible subordinated debentures converted their debentures and PXP redeemed all remaining outstanding debentures held by third parties by the end of March 2001. PXP made cash payments totaling $38.0 million in connection with these conversions and redemptions from funds borrowed from its then existing credit facility.

    The excess of purchase price over the minority interest in the net assets of PXP totaled $224.1 million. Of this excess purchase price, $179.1 million has been allocated to investment management contracts, which are being amortized over their estimated useful lives using the straight-line method. The weighted average useful life of the investment management contracts is
    11.3 years. The remaining excess purchase price, net of deferred taxes, of $118.4 million has been classified as goodwill and is being amortized over 40 years using the straight-line method. Related amortization of goodwill and investment management contracts of $2.1 million and $10.7 million, respectively, has been expensed for the nine months ended September 30, 2001.

    The following table summarizes the calculation and allocation of purchase price (in millions).

               Purchase price:
               --------------
                      Purchase price for 21.5 million outstanding shares at $15.75/share.....................       $  339.3
                      Premium paid related to third party convertible debt redemption/conversion.............           18.8
                      Transaction related costs..............................................................            3.2
                                                                                                                         ---

                           Total purchase price..............................................................       $  361.3
                                                                                                                    ========
                      Fair value of acquired net assets......................................................       $  137.2
                      Investment management contracts........................................................          179.1
                      Deferred taxes.........................................................................          (73.4)
                      Goodwill...............................................................................          118.4
                                                                                                                       -----

                           Total purchase price allocation...................................................       $  361.3
                                                                                                                    ========

    Prior to this transaction, PXP had a $1.2 million liability related to options held by certain employees. As a result of this transaction, all outstanding options were settled and, consistent with previous accounting treatment, the remaining liability was reversed and recorded as additional paid-in capital.

    Additionally, prior to the transaction, PXP had outstanding restricted stock which had been issued to certain employees pursuant to PXP's Restricted Stock Plan. For book purposes, the fair market value of the restricted stock at the date of the grant was recorded as unearned compensation, a separate component of stockholders' equity, and amortized over the restriction period. For tax purposes, PXP can deduct compensation expense equal to the fair market value of the stock on the date the restrictions lapse. The tax benefit of the deduction in excess of the compensation expense was recorded as an adjustment to additional paid-in capital. At the time of this transaction, all restrictions lapsed and PXP recorded a $2.0 million tax receivable for the deduction and a corresponding adjustment to additional paid-in capital.

    Early Retirement Program

    On January 29, 2001, Phoenix offered a special retirement program under which qualified participants will receive enhanced retirement benefits by the addition of five years to age and pension plan service under the Employee Pension Plan. Employees of Phoenix Life and PXP who decided to participate will retire between June 1, 2001 and December 31, 2001, with most retirements effective at the beginning of that period. Of the 309 participants eligible, 163 accepted the special retirement incentive program. As a result of this program, Phoenix recorded an additional pension expense of $17.3 million for the nine months ended September 30, 2001.

    Aberdeen Asset Management

    In May 2001, Phoenix purchased additional shares of common stock of Aberdeen Asset Management plc, for a cash purchase price of $46.8 million, bringing its ownership to approximately 22.0% (26.95% when the convertible subordinated note is included) of the common stock of Aberdeen at September 30, 2001.

    Master Credit Facility

    In June 2001, Phoenix, Phoenix Life, and PXP entered into a $375 million unsecured revolving credit facility that matures on June 10, 2005. Phoenix Life's and PXP's existing credit agreements were terminated at that time. Phoenix unconditionally guarantees loans to Phoenix Life and PXP. Base rate loans bear interest at the greater of the Bank of Montreal's prime commercial rate or the effective federal funds rate plus 0.5%. Eurodollar rate loans bear interest at LIBOR plus an applicable margin. The credit agreement contains customary financial and operating covenants that include, among other provisions, requirements that Phoenix maintain a minimum stockholders' equity and a maximum debt to capitalization ratio; that Phoenix Life maintain a minimum risk based capital ratio, and that PXP maintain a maximum debt to capitalization ratio and a minimum stockholders' equity.

    Common Stock Sale

    On July 24, 2001, Morgan Stanley Dean Witter exercised its right to purchase 1,395,900 shares of the common stock of The Phoenix Companies, Inc. at the IPO price of $17.50 per share less underwriters discount. Net proceeds of $23.1 million were contributed to Phoenix Life.

    Stock Repurchase Program

    On September 17, 2001, Phoenix announced a plan to repurchase up to an aggregate of six million shares of the company's outstanding common stock. Purchases have been made on the open market and could be made as well in negotiated transactions, subject to market prices and other conditions. No time limit was placed on the duration of the repurchase program, which may be modified, extended or terminated by the board of directors at any time. As of September 30, 2001, 2,997,500 shares of the company's common stock had been repurchased at a total cost of $42.6 million.

7.  SEGMENT INFORMATION

    The following tables provide certain information with respect to Phoenix's operating segments as of December 31, 2000, September 30, 2001 and for each of the three months and nine months ended September 30, 2000 and 2001, as well as the realized investment gains and non-recurring items not included in segment after-tax operating income.

                                                                            December 31,           September 30,
                                                                                2000                   2001
                                                                          -----------------      ------------------
                                                                                       (in millions)
                          Total assets:
                          Life and Annuity...........................     $  17,862.4                 $18,198.6
                          Investment Management......................           800.2                     961.7
                          Venture Capital............................           467.3                     281.6
                          Corporate and Other........................         1,157.8                   1,339.0
                          Discontinued operations....................            25.5                      20.8
                                                                                 ----                      ----
                             Total...................................     $  20,313.2                 $20,801.7
                                                                          ===========                 =========
                          Deferred policy acquisition costs:
                          Life and Annuity...........................     $   1,019.0                 $ 1,092.0
                                                                          ===========                 =========
                          Policy liabilities and accruals:
                          Life and Annuity...........................     $  11,220.0                 $11,803.6
                          Corporate and Other........................           152.6                     152.0
                                                                                -----                     -----
                             Total...................................     $  11,372.6                 $11,955.6
                                                                          ===========                 =========
                          Policyholder deposit funds:
                          Life and Annuity...........................     $     665.6                 $   887.2
                          Corporate and Other........................            12.8                      11.3
                                                                                 ----                      ----
                             Total...................................     $     678.4                   $ 898.5
                                                                          ===========                   =======



                                                                      For the Three Months                  For the Nine Months
                                                                      Ended September 30,                   Ended September 30,
                                                              -----------------------------------   --------------------------------
                                                                   2000                 2001              2000              2001
                                                              --------------     ----------------   -------------     --------------
                                                                                            (in millions)
Premiums:
Life and Annuity......................................             $ 326.6              $ 302.7          $871.3            $ 836.0
                                                              --------------     ----------------   -------------     --------------
   Total..............................................               326.6                302.7           871.3              836.0
                                                              --------------     ----------------   -------------     --------------
Insurance and investment product fees:
Life and Annuity......................................                73.9                 72.0           231.0              226.2
Investment Management.................................                78.9                 63.4           246.4              200.2
Corporate and Other...................................                 8.2                  2.8            20.5                9.4
Non-recurring items...................................                  --                   --             4.5                3.8
Less: inter-segment revenues..........................                (7.1)                (9.1)          (21.0)             (25.3)
                                                              --------------     ----------------   -------------     --------------
   Total..............................................               153.9                129.1           481.4              414.3
                                                              --------------     ----------------   -------------     --------------
Net investment income:
Life and Annuity......................................               198.2                228.3           590.0              664.8
Investment Management.................................                  .7                   .5             1.7                1.3
Venture Capital.......................................                15.2                (48.4)          268.6             (100.2)
Corporate and Other...................................                 9.1                  7.6            22.6                8.4
Add: inter-segment investment expenses................                 2.8                  4.5             8.5                8.2
                                                              --------------     ----------------   -------------     --------------
   Total..............................................               226.1                192.5           891.4              582.5
                                                              --------------     ----------------   -------------     --------------
Policy benefits and increase in policy liabilities and
   policyholder dividends:
Life and Annuity......................................               472.6                493.7         1,320.6            1,351.0
Corporate and Other...................................                 3.1                  2.4             9.4                7.4
                                                              --------------     ----------------   -------------     --------------
   Total..............................................               475.7                496.1         1,330.0            1,358.4
                                                              --------------     ----------------   -------------     --------------
Amortization of deferred policy acquisition costs:
Life and Annuity......................................                35.1                 33.3           116.6               95.3
                                                              ----------------     ----------------   -------------     ------------
    Total..............................................               35.1                 33.3           116.6               95.3
                                                              ----------------     ----------------   -------------     ------------
Amortization of goodwill and other intangible assets:
Life and Annuity.......................................                 .1                   .1              .5                 .3
Investment Management...................................               6.5                 12.4            23.0               36.8
Corporate and Other.....................................               2.8                   .2             3.9                 .2
                                                              --------------     ----------------   -------------     --------------
   Total................................................               9.4                 12.7            27.4               37.3
                                                              --------------     ----------------   -------------     --------------
Interest expense:
Life and Annuity........................................                .1                   --              .7                 .5
Investment Management...................................               4.5                  3.5            13.5               12.0
Corporate and Other.....................................               3.5                  2.9            10.2                9.1
Less: inter-segment expenses............................                --                   --              --                (.5)
                                                              --------------     ----------------   -------------     --------------
   Total................................................               8.1                  6.4            24.4               21.1
                                                              --------------     ----------------   -------------     --------------
Other operating expenses:
Life and Annuity........................................              73.4                 64.4           203.2              221.2
Investment Management...................................              53.6                 54.4           158.6              164.6
Corporate and Other.....................................              31.3                  4.3            62.9               32.9
Non-recurring items.....................................              10.5                  5.5            14.1              118.9
Less: inter-segment expenses............................              (4.3)                (4.5)          (12.5)             (16.5)
                                                              --------------     ----------------   -------------     --------------
   Total................................................           $ 164.5              $ 124.1          $426.3            $ 521.1
                                                              --------------     ----------------   -------------     --------------


                                                                         For the Three Months               For the Nine Months
                                                                         Ended September 30,                Ended September 30,
                                                                  -----------------------------------    ---------------------------
                                                                       2000                2001              2000           2001
                                                                  ----------------    ---------------    ------------    -----------
                                                                                               (in millions)
Operating income (loss) before income tax (benefit) expense, minority interest and equity in earnings of and interest
   earned from investments in unconsolidated subsidiaries:
Life and Annuity.............................................        $ 17.4              $ 11.5            $ 50.7          $ 58.7
Investment Management........................................          15.0                (6.4)             53.0           (11.9)
Venture Capital..............................................          15.3               (48.4)            268.6          (100.2)
Corporate and Other..........................................         (23.4)                 .6             (43.3)          (31.8)
Non-recurring items..........................................         (10.5)               (5.6)             (9.6)         (115.2)
                                                                      -----                ----              ----          ------
   Total.....................................................          13.8               (48.3)            319.4          (200.4)
                                                                       ----               -----             -----          ------
Income tax (benefit) expense:
Life and Annuity.............................................           6.1                 4.0              17.7            20.5
Investment Management........................................           7.6                (3.6)             24.7            (3.7)
Venture Capital..............................................           5.3               (17.0)             94.0           (35.1)
Corporate and Other..........................................         (15.3)                1.8             (24.4)          (18.1)
Non-recurring items..........................................          (4.7)              (22.4)              1.2           (57.4)
                                                                       ----               -----               ---           -----
   Total.....................................................           (.9)              (37.2)            113.2           (93.8)
                                                                        ---               -----             -----           -----
Minority interest in net income of consolidated subsidiaries:
Investment Management........................................           1.2                 1.6              10.5             5.1
                                                                        ---                 ---              ----             ---
   Total.....................................................           1.2                 1.6              10.5             5.1
                                                                        ---                 ---              ----             ---

Equity in earnings of and interest earned from investments in unconsolidated subsidiaries:
Investment Management........................................            .1                 1.4               2.8             3.7
Corporate and Other..........................................            .8                  .8               2.4             2.3
                                                                         --                  --               ---             ---
   Total.....................................................           0.9                 2.2               5.2             6.0
                                                                        ---                 ---               ---             ---
Segment operating income (loss) after taxes:
Life and Annuity.............................................          11.3                 7.5              33.0            38.2
Investment Management........................................           6.3                (3.0)             20.6            (9.6)
Venture Capital..............................................           9.9               (31.4)            174.6           (65.1)
Corporate and Other..........................................          (7.3)                (.4)            (16.5)          (11.4)
   Sub-total.................................................          20.2               (27.3)            211.7           (47.9)
Non-recurring items..........................................          (5.8)               16.8             (10.8)          (57.8)
                                                                       ----                ----             -----           -----
   Total.....................................................          14.4               (10.5)            200.9          (105.7)
                                                                       ----               -----             -----          ------
Net realized investment gains (losses) after taxes:
Life and Annuity.............................................           4.8                 (.3)            (14.0)           (4.7)
Investment Management........................................           1.4                  --               4.9              .5
Corporate and Other..........................................          13.4               (10.4)             48.8           (19.9)
                                                                       ----               -----              ----           -----
   Total.....................................................          19.6               (10.7)             39.7           (24.1)
                                                                       ----               -----              ----           -----
Income (loss) from continuing operations:
Life and Annuity.............................................          16.1                 7.2              19.0            33.5
Investment Management........................................           7.7                (3.0)             25.5            (9.1)
Venture Capital..............................................           9.9               (31.4)            174.6           (65.1)
Corporate and Other..........................................           6.1               (10.8)             32.3           (31.3)
Non-recurring items..........................................          (5.8)               16.8             (10.8)          (57.8)
                                                                       ----                ----             -----           -----
   Total.....................................................        $ 34.0             $ (21.2)          $ 240.6        $ (129.8)
                                                                      ======             =======           =======        ========

    The components of after-tax non-recurring items for the three months and nine months ended September 30, were as follows:

                                                                   For the Three Months                  For the Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                             ---------------------------------     ---------------------------------
                                                                  2000              2001               2000               2001
                                                             ---------------    --------------     --------------    ---------------
                                                                                         (in millions)
Investment Management
   Portfolio gain (1)....................................      $   --            $   --             $  3.1             $   --
   Loss on sublease transaction (2)......................          --                --                (.7)                --
   Partnership gains (3).................................          --                --                 --                2.4
   Litigation settlement (4).............................        (1.8)               --               (1.8)                --
   Expenses of purchase of PXP minority interest (5).....         (.7)             (3.2)               (.7)             (49.9)
                                                                  ---              ----                ---              -----
       Sub-total.........................................        (2.5)             (3.2)               (.1)             (47.5)
                                                                 ----              ----                ---              -----
Corporate and Other
   Early retirement pension adjustment (6)...............          --                --                 --              (11.3)
   Demutualization expense (7)...........................        (4.3)             (3.9)              (6.0)             (22.9)
   Pension adjustment (8)................................          --               2.9                 --                2.9
   Surplus tax (9).......................................         1.0              21.0               (4.7)              21.0
                                                                  ---              ----               ----               ----
   Sub-total.............................................        (3.3)             20.0              (10.7)             (10.3)
                                                                 ----              ----              -----              -----
       Total.............................................      $ (5.8)           $ 16.8            $ (10.8)           $ (57.8)
                                                               ======            ======            =======            =======

    Non-recurring items include:

     (1) reinsurance recovery related to the reimbursement of two mutual fund investment portfolios which had inadvertently sustained losses;

    (2) one-time expenses related to sublease transactions on certain office space;

    (3) gains related to distributions from PXP partnership investments;

     (4) a charge related to a litigation settlement with former clients of PXP and its former financial consulting subsidiary;

    (5) expenses related to the purchase of the PXP minority interest, including PXP's accrual of non-recurring compensation expenses of $57.0 million to cash out restricted stock, $5.5 million of related compensation costs, non-recurring retention costs of $15.0 million and non-recurring transaction costs of $3.9 million. Income taxes of $31.5 million were calculated using an effective tax rate of 38.8%;

    (6)  charges incurred in 2001 in connection with early retirement programs;

    (7)  expenses related to the demutualization;

    (8) reduction in pension plan cost due to a change in the corridor used to amortize deferred gains and losses; and

    (9) elimination of surplus tax liability. As a mutual life insurance company, Phoenix Life was subject to a surplus tax limiting the ability of mutual insurance companies to deduct the full amount of policyholder dividends from taxable income. Phoenix Life will not be subject to such surplus tax for 2001 and future years as a result of its demutualization in June 2001. The effective tax rate increased to 66.5% for the three months ended September 30, 2001 compared to the nominal tax rate of 35% primarily due to the elimination of the surplus tax liability.

    Included in policy benefits and dividend amounts for the Life and Annuity segment is interest credited on policyholder account balances of $82.4 million and $94.9 million for the nine months ended September 30, 2000 and 2001, respectively.

8.  CLOSED BLOCK

    On the date of demutualization, Phoenix Life established a closed block for the benefit of holders of certain individual participating life insurance policies and annuities of Phoenix Life for which Phoenix Life had a dividend scale payable in 2000. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses, and taxes, and to provide for the continuation of policyholder dividend scales in effect for 2000 if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if such experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the closed block. The closed block will continue in effect as long as any policy in the closed block remains in force.

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

    As specified in the plan of reorganization, the allocation of assets for the closed block was made as of December 31, 1999. Consequently, cumulative earnings on the closed block assets and liabilities for the period January 1, 2000 to September 30, 2001 in excess of expected cumulative earnings do not inure to stockholders and have been used to establish a policyholder dividend obligation as of September 30, 2001. The increase in the policyholder dividend obligation of $90.1 million consists of $10.0 million of earnings for the period July 1, 2001 to September 30, 2001 and unrealized gains on assets in the closed block as of September 30, 2001 of $80.1 million.

    The following sets forth certain summarized financial information relating to the closed block as of September 30, 2001:

                  Closed block liabilities:                                                           (in millions)
                     Policy liabilities and accruals and policyholder deposit funds..........          $ 9,083.9
                     Policyholder dividends payable..........................................              363.1
                     Policyholder dividend obligation........................................              205.6
                     Other closed block liabilities..........................................               33.2
                                                                                                         ----------
                           Total closed block liabilities....................................            9,685.9
                                                                                                         ----------
                  Closed block assets:
                     Held-to-maturity debt securities at amortized cost......................            1,623.0
                     Available-for-sale debt securities at fair value........................            4,121.5
                     Mortgage loans..........................................................              388.7
                     Policy loans............................................................            1,412.8
                     Deferred income taxes...................................................              388.3
                     Investment income due and accrued.......................................              134.0
                     Net due and deferred premiums...........................................               40.3
                     Cash and cash equivalents...............................................              131.3
                                                                                                        -----------
                           Total closed block assets.........................................            8,239.9
                                                                                                        -----------
                  Excess of reported closed block liabilities over closed block assets.......            1,445.9
                                                                                                        ===========
                  Maximum future earnings to be recognized from closed block assets
                     and liabilities.........................................................            1,445.9
                                                                                                        ===========
                  Change in policyholder dividend obligation:
                     Balance at beginning of period..........................................              115.5
                     Change during the period................................................               90.1
                                                                                                        -----------
                     Balance at end of period................................................           $  205.6
                                                                                                        ===========

The following sets forth certain summarized financial information relating to the closed block for the quarter ended September 30, 2001:

                  Closed Block Revenues:                                                              (in millions)
                        Premiums.............................................................            $ 299.2
                        Net investment income................................................              137.5
                        Realized investment losses, net......................................                (.8)
                                                                                                        -----------
                             Total revenues..................................................              435.9
                                                                                                        -----------
                  Closed Block Benefits and expenses:
                        Benefits to policyholders............................................              309.5
                        Other operating costs and expenses...................................                3.5
                        Change in policyholder dividend obligation...........................               10.0
                        Dividends to policyholders...........................................               95.7
                                                                                                        -----------
                             Total benefits and expenses.....................................              418.7
                                                                                                        -----------
                             Contribution from the closed block, before income taxes.........               17.2
                              Income tax expense.............................................                6.1
                                                                                                        -----------
                             Contributions from closed block, after income taxes.............            $  11.1
                                                                                                         =======

9.  DISCONTINUED OPERATIONS

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

    During the first nine months of 2001, Phoenix did not recognize any additional reserve provisions.

    The additional reserves and aggregate excess of loss reinsurance coverage are expected to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, Phoenix expects to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes.

    A significant portion of the claims arising from the discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc. ("Unicover"). Unicover organized and managed a group, or pool, of insurance companies ("Unicover pool") and certain other facilities, which reinsured the life and health insurance components of workers' compensation insurance policies issued by various property and casualty insurance companies. Phoenix was a member of the Unicover pool. Phoenix terminated its participation in the Unicover pool effective March 1, 1999.

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

    Further, Phoenix was, along with Sun Life Assurance of Canada ("Sun Life") and Cologne Life Reinsurance Company ("Cologne Life"), a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, Phoenix joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, Phoenix and Sun Life sought to cancel their retrocession agreement on the grounds that material misstatements and nondisclosures were made to them about, among other things, the amount of risks they would be reinsuring. The arbitration proceedings are ongoing only with respect to the Unicover pool, because Phoenix, Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000 (see discussion below).

    In its capacity as a retrocessionaire of the Unicover business, Phoenix had an extensive program of its own reinsurance in place to protect it from financial exposure to the risks it had assumed. Currently, Phoenix is involved in separate arbitration proceedings with three of its own retrocessionaires, which are seeking, on various grounds, to avoid paying any amounts to Phoenix. All of these proceedings remain in their discovery phases. Because the same retrocession program that covers Phoenix's Unicover business covers a significant portion of its other remaining group accident and health reinsurance business, Phoenix could have additional material losses if one or more of its retrocessionaires successfully avoids its obligations.

    During 2000, Phoenix reached settlements with several of the companies involved in Unicover. On January 13, 2000, Phoenix and the other member companies of the Unicover pool settled with EBI Indemnity Company and affiliates of the Orion Group ("EBI/Orion"), by which all pool members were released from their obligations as reinsurers of EBI/Orion. On January 21, 2000, Phoenix settled with Reliance Insurance Company ("Reliance") and its parent Reliance Group Holdings, Inc. and was released from its obligations as a reinsurer of the so-called Reliance facility. On March 27, 2000, Phoenix settled with Reliance, Lincoln National Life Insurance Company and Lincoln National Health and Casualty Company, releasing Phoenix from its obligations as a reinsurer of the so-called Lincoln facility. There was no effect on net income resulting from these settlements for the quarter ended March 31, 2000.

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

     Group Life and Health Operations

    On April 1, 2000, Phoenix sold its group life and health business to GE Financial Assurance Holdings, Inc. ("GEFA") except for Phoenix Dental Services, Inc. and California Benefits Dental Plan. Specifically, Phoenix Group Holdings and PM Holdings sold 97% of the common stock of Phoenix American Life Insurance Company and 100% of the common stock of Phoenix Group Services, Inc. and Clinical Disability Management, Inc. for $283.9 million. This amount is comprised of $238.9 million in cash and $45.0 million in common stock of GE Life and Annuity Assurance Company, an affiliate of GEFA. The common stock represents a 3.1% interest in GE Life and Annuity Assurance Company. Phoenix retains ownership of 3% of the common stock of Phoenix American Life Insurance Company. Phoenix Life has a right to put these shares back to GEFA beginning in 2005 and ending in 2007. These investments are reported as equity securities on the Consolidated Balance Sheet. The pre-tax gain on the sale was $72.1 million and is reported in discontinued operations gain on disposal, net of income taxes.

    The sale to GEFA of 100% of the common stock of Phoenix Dental Services, Inc. and California Benefits Dental Plan closed on October 31, 2000. The sales proceeds for these entities were $2.0 million, which resulted in a pre-tax loss of $0.4 million.

    The assets and liabilities of the discontinued operations have been excluded from the assets and liabilities of continuing operations and separately identified on the Consolidated Balance Sheet. Net assets of the discontinued operations totaled $25.5 million and $20.8 million as of December 31, 2000 and September 30, 2001, respectively.

    The operating results of discontinued operations and the gain or loss on disposal are presented below. There were no operating results for the nine months ended 2001 because the operations were discontinued prior to January 1, 2001.

                                                                                    For the Three               For the Nine
                                                                                     Months Ended               Months Ended
                                                                                September 30, 2000           September 30, 2000
                                                                                -----------------------    -----------------------
                                                                                                  (in millions)
Revenues:
   Group Life and Health Operations.............................                        $    .4                  $   112.7
   Real Estate Management Operations............................                             --                         .4
                                                                                           --------                 -------
Total revenues..................................................                        $    .4                  $   113.1
                                                                                           --------                 -------
Income from discontinued operations:
   Group Life and Health Operations.............................                        $   7.1                  $    12.8
   Real Estate Management Operations............................                             --                        (.2)
                                                                                           --------                 -------
Income from discontinued operations before income taxes.........                            7.1                       12.6
Income tax expense..............................................                            2.1                        4.5
                                                                                           --------                 -------
Income from discontinued operations, net of income taxes........                        $   5.0                   $    8.1
                                                                                           ========                 =======
Gain (Loss) on disposal of discontinued operations:
   Reinsurance Operations.......................................                       $  (99.3)                 $  (100.6)
   Real Estate Management Operations............................                            (.6)                       (.6)
   Group Life and Health Operations.............................                             --                       69.4
                                                                                           --------                 --------
Loss on disposal of discontinued operations before income taxes.                          (99.9)                     (31.8)
Income tax benefit..............................................                          (34.9)                     (10.1)
                                                                                          -----                      -----
Loss on disposal of discontinued operations, net of income taxes                       $  (65.0)                 $   (21.7)
                                                                                          =========                 ========



10. COMMITMENTS AND CONTINGENCIES

    In the normal course of its business operations, Phoenix is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect Phoenix's consolidated financial position. See Note 9 - "Discontinued Operations...Reinsurance Operations"

11.  EARNINGS PER SHARE

    The unaudited pro forma earnings per common share for the three months and nine months ended September 30, 2000 and 2001 were as follows:

                                                                        For the Three Months               For the Nine Months
(in millions, except per share data)                                    Ended September 30,                Ended September 30,
                                                                   -------------------------------     ----------------------------
                                                                        2000             2001              2000            2001
                                                                   ---------------    ------------     -------------    -----------
                                                                    (pro forma)                        (pro forma)
Basic earnings per common share:
  Income (loss) from continuing operations......................      $ 0.32          $ (0.20)            $ 2.28       $ (1.23)
  Loss on disposal..............................................       (0.62)              --              (0.21)           --
  Discontinued operations.......................................        0.05               --               0.08            --
                                                                   ---------------    ------------     -------------    -----------
  (Loss) income before cumulative effect of accounting changes         (0.25)           (0.20)              2.15         (1.23)
  Cumulative effect of accounting changes (Notes 4 and 5)......           --               --                 --         (0.62)
                                                                   ---------------    ------------     -------------    -----------
  Net (loss) income............................................       $(0.25)         $ (0.20)            $ 2.15       $ (1.85)
                                                                   ===============    ============     =============    ===========
  Weighted-average shares used in basic earnings per share
    calculations...............................................        105.3            105.3             *105.3        *105.3
                                                                   ===============    ============     =============    ===========

* The weighted-average calculation excludes the period of time before the IPO during which no common stock shares were issued.

The pro forma earnings per common share reflect the Reorganization and Initial Public Offering discussed in Note 3 - "Reorganization and Initial Public Offering."

12.      SUBSEQUENT EVENT

On November 12, 2001, PXP signed a definitive agreement to acquire a majority interest in Kayne Anderson Rudnick Investment Management, LLC ("KAR"). Under the agreement, PXP will purchase an initial 60% interest, with future purchases of an additional 15%. The remaining ownership interests in KAR will be retained by its management. The agreement provides for a purchase price based upon revenues at the closing, expected in the first quarter of 2002, with additional consideration possible, based upon future revenue growth. KAR, based in Los Angeles, provides investment management services to high net worth individuals, institutional accounts and sponsored management account. At November 12, 2001, KAR had approximately $7.3 billion in assets under management.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews: our consolidated financial condition as of December 31, 2000 and September 30, 2001; our consolidated results of operations for the quarter and nine months ended September 30, 2001; and, where appropriate, factors that may affect our future financial performance. The following discussion and analysis should be read in conjunction with the consolidated financial statements and footnotes presented in this report.

     This quarterly report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements relating to trends in, or representing management's beliefs about, Phoenix's future strategies, operations and financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest rates and the performance of financial markets; (ii) heightened competition including, with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) Phoenix's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (iv) regulatory, accounting or tax changes that may affect the cost of, or demand for, the products or services of Phoenix's subsidiaries; (v) downgrades in the claims paying ability or financial strength ratings of Phoenix's subsidiaries; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products;
(viii) Phoenix's success in achieving its planned expense reductions; (ix) and other risks and uncertainties described from time to time in Phoenix's filings with the Securities and Exchange Commission. Phoenix specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     The Phoenix Companies, Inc. is a provider of wealth management products and services offered through a variety of select advisors and financial services firms to serve the accumulation, preservation and transfer needs of the affluent and high net worth market, businesses and institutions. The Phoenix Companies, Inc. offers a broad range of life insurance, annuity and investment management solutions through a variety of distributors. These products and services are managed within four reportable segments: Life and Annuity, Investment Management, Venture Capital, and Corporate and Other.

THE REORGANIZATION AND INITIAL PUBLIC OFFERING

     On December 18, 2000, the board of directors of Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual") unanimously adopted a plan of reorganization which was amended and restated on January 26, 2001. On June 25, 2001, the effective date of the demutualization, Phoenix Mutual converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc. ("Phoenix") and changed its name to Phoenix Life Insurance Company ("Phoenix Life"). At the same time, Phoenix Investment Partners, Ltd. ("PXP") became an indirect wholly owned subsidiary of Phoenix. All policyholder membership interests in Phoenix Mutual were extinguished on the effective date and eligible policyholders of the mutual company received 56.2 million shares of common stock, $28.8 million of cash and $12.7 million of policy credits as compensation.

     In addition, on June 25, 2001, Phoenix closed its initial public offering ("IPO") in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO equaling $807.9 million were contributed to Phoenix Life, as required under the plan of reorganization. On July 24, 2001, Morgan Stanley Dean Witter exercised its right to purchase 1,395,900 shares of the common stock of Phoenix at the IPO price of $17.50 per share less underwriter's discount. Net proceeds to Phoenix Life were $23.1 million.

     Phoenix Life established a closed block for the benefit of holders of certain individual life insurance policies of Phoenix Life. The purpose of the closed block is to protect the policy dividend expectations of the holders of the policies included in the closed block. The closed block will continue in effect until the date none of such policies is in force. On the effective date of the demutualization, Phoenix Life allocated to the closed block assets in an amount that are expected to produce cash flows which, together with anticipated revenues from the closed block policies, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies. Also, these cash flows are reasonably expected to meet policy dividend scales payable in 2000, if the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by those assets will solely benefit the holders of policies included in the closed block.

     The assets and liabilities allocated to the closed block were recorded in our consolidated financial statements at their historical carrying values. The carrying values of the assets allocated to the closed block were less than that of the closed block liabilities at the effective date of the demutualization. The excess carrying value of the liabilities at the effective date represents the estimated future post-tax contributions expected from the operation of the closed block, which will be recognized in Phoenix Life's consolidated income over the period the policies in the closed block remain in force.

     In funding the closed block, Phoenix Life made assumptions regarding the mortality rates, lapse rates, investment earnings (including a provision for defaults), premium taxes, federal income taxes and other items applicable to the policies contained in the closed block. Actual experience may, in the aggregate, be more favorable than Phoenix Life assumed in establishing the closed block. In that case, the policy dividend scale will be increased and neither Phoenix Life nor our stockholders will benefit from that more favorable experience. Conversely, to the extent that actual experience is, in the aggregate, less favorable than Phoenix Life assumed in establishing the closed block, the policy dividend scale will be decreased, unless Phoenix Life chooses to use assets from outside the closed block to support the dividends.

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

     For additional information on the closed block, see Note 4 - "Summary of New Significant Accounting Policies" and Note 8 - "Closed Block" to the unaudited consolidated financial statements.

     The costs relating to the demutualization, excluding costs relating to the IPO, were approximately $37.1 million, net of income taxes of $9.5 million, of which $14.1 million was recognized for the year ended December 31, 2000 and $23.0 million was recognized for the nine months ended September 30, 2001. We estimate that we will have additional expenses relating to the demutualization of approximately $1.8 million. Demutualization expenses consist of our cost of printing and mailing materials to policyholders and our aggregate cost of engaging independent accounting, actuarial, compensation, financial, investment banking and legal advisors and other consultants to advise us in the demutualization process and related matters, as well as other administrative costs. In addition, our costs include the fees and expenses of the advisors engaged by the State of New York Insurance Department and, potentially, other regulatory authorities, as to the demutualization process and related matters.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table presents summary consolidated financial data for the periods indicated.

                                                                              For the Three Months              For the Nine
                                                                              Ended September 30,                  Months
                                                                                                             Ended September 30,
                                                                            -------------------------    ---------------------------
                                                                              2000           2001           2000            2001
                                                                            ----------     ----------    -----------    ------------
Revenues:                                                                                       (in millions)
---------
   Premiums............................................................      $326.6         $302.7         $871.3          $ 836.0
   Insurance and investment product fees...............................       153.9          129.1          481.4            414.3
   Net investment income...............................................       226.1          192.5          891.4            582.5
   Net realized investment gains (losses)..............................        31.6          (16.7)          66.0            (37.2)
                                                                               ----          -----           ----            -----
      Total revenues...................................................       738.2          607.6        2,310.1          1,795.6
                                                                              -----          -----        -------          -------
Benefits and expenses:
   Policy benefits and increase in policy liabilities..................       385.1          390.4        1,050.5          1,056.7
   Policyholder dividends..............................................        90.6          105.7          279.5            301.7
   Amortization of deferred policy acquisition costs...................        35.1           33.3          116.6             95.3
   Amortization of goodwill and other intangible assets................         9.4           12.7           27.4             37.3
   Interest expense....................................................         8.1            6.4           24.4             21.1
   Other operating expenses............................................       164.5          124.1          426.3            521.1
                                                                              -----          -----          -----            -----
      Total benefits and expenses......................................       692.8          672.6        1,924.7          2,033.2
                                                                              -----          -----        -------          -------
Income (loss) from continuing operations before income taxes (benefit), minority interest and equity in earnings of and interest earned
     from investments in unconsolidated subsidiaries...................        45.4          (65.0)         385.4           (237.6)
Income tax expense (benefit)                                                   10.2          (43.2)         136.3           (106.9)
                                                                               ----          -----          -----           ------
Income (loss) from continuing operations before minority interest and equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries......................................         35.2          (21.8)         249.1           (130.7)
Minority interest in net income of consolidated subsidiaries..........          2.1            1.6           13.7              5.1
Equity in earnings of and interest earned from investments
  in unconsolidated subsidiaries......................................           .9            2.2            5.2              6.0
                                                                                 --            ---            ---              ---
Income (loss) from continuing operations..............................         34.0          (21.2)         240.6           (129.8)
Discontinued operations:
    Income from discontinued operations, net of income taxes..........          5.0             --            8.1               --
    Loss on disposal, net of income taxes.............................        (65.0)            --          (21.7)              --
                                                                              -----           ----          -----             -----
(Loss) income before cumulative effect of accounting changes..........        (26.0)         (21.2)         227.0           (129.8)
Cumulative effect of accounting changes for:
    Venture capital partnerships, net of income taxes.................           --             --             --            (48.8)
    Securitized financial instruments, net of income taxes............           --             --             --            (20.5)
    Derivative financial instruments, net of income taxes.............           --             --             --              3.9
                                                                               ----           ----           ----              ----
Net (loss) income.....................................................      $ (26.0)       $ (21.2)        $227.0         $ (195.2)
                                                                            ==========     ==========    ===========    ============


Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Premiums were $302.7 million for the three months ended September 30, 2001, a decrease of $23.9 million, or 7%, from $326.6 million for the comparable period in 2000. Whole life premiums decreased $14.1 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a decrease in term premiums of $2.2 million and a decrease of $2.7 million due to the runoff of the Confederation Life's whole life business.

     Insurance and investment product fees were $129.1 million for the three months ended September 30, 2001, a decrease of $24.8 million, or 16%, from $153.9 million for the comparable period in 2000. Investment Management fees decreased $15.5 million, primarily as a result of decreases in average assets under management due to negative investment performance. Life and Annuity fees decreased $1.9 million primarily as a result of decreases in variable annuity funds under management due to negative investment performance. Corporate and Other fees decreased $5.4 million, primarily due to lower fees resulting from our decision in the third quarter of 2000 to exit our physician practice management business.

     Net investment income was $192.5 million for the three months ended September 30, 2001, a decrease of $33.6 million, or 15%, from $226.1 million for the comparable period in 2000. Venture Capital net investment income decreased $63.6 million due to market depreciation on portfolio stocks held in partnerships and a decrease in gains from partnerships' dispositions of stocks. Life and Annuity net investment income increased $30.1 million due to higher average invested assets. Average invested assets, excluding venture capital partnerships, were $12,674.4 million in September 2001, an increase of $1,034.1 million, or 9%, from $11,640.3 million in September 2000. The yield on average invested assets, excluding venture capital partnerships, was 7.5% in September 2001, compared to 7.4% in September 2000.

     Net realized investment losses were $16.7 million for the three months ended September 30, 2001, a decrease of $48.3 million, or 153%, from $31.6 million in gains for the comparable period in 2000. Losses of $8.8 million were recorded related to the write-down of several debt securities and separate account equity appreciation declined $4.7 million during the three months ended September 30, 2001. Also, during the three months ended September 30, 2000, non-recurring gains on the sale of common stock (primarily National Oilwell) of $39.2 million were recorded. Partially offsetting these gains were interest related losses on debt securities of $8.6 million.

     Policy benefits, increase in policy liabilities and policyholder dividends were $496.1 million for the three months ended September 30, 2001, an increase of $20.4 million, or 4%, from $475.7 million for the comparable period in 2000. This increase was due primarily to higher dividends for participating whole life, including a $10 million increase to the Policyholder Dividend Obligation ("PDO"), and higher interest credited on the guaranteed interest account of variable annuities.

     Amortization of deferred policy acquisition costs was $33.3 million for the three months ended September 30, 2001, a decrease of $1.8 million, or 5%, from $35.1 million for the comparable period in 2000. The lower amortization for the current quarter was mainly attributable to lower margins from higher universal life death claims.

     Amortization of goodwill and other intangible assets was $12.7 million for the three months ended September 30, 2001, an increase of $3.3 million, or 35%, from $9.4 million for the comparable period in 2000, due primarily to the increase in Investment Management amortization of $5.9 million. This increase in amortization resulted from the purchase of the PXP minority interest, which closed in January 2001, our acquisition of a 75% interest in Walnut Asset Management LLC ("Walnut") in January 2001 and our final payment of $50.0 million in September 2000 for the Roger Engemann and Associates, Inc. ("Engemann") acquisition.

     Other operating expenses were $124.1 million for the three months ended September 30, 2001, a decrease of $40.4 million, or 25%, from $164.5 million for the comparable period in 2000. Life and Annuity other operating expenses decreased $9.1 million due to lower compensation, convention and trust operation expenses and a higher level of deferrable expenses, resulting from higher sales related activities. Corporate and Other other operating expenses decreased $29.6 million primarily due to lower compensation, primarily incentive compensation, and our decision to exit our physicians practice management business.

     Income tax benefit was $43.2 million for the three months ended September 30, 2001, a decrease of $53.4 million, or 523%, from $10.2 million income tax expense for the comparable period in 2000. This change reflects a tax benefit from operating losses in the third quarter of 2001, compared to a tax expense from operating gain in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

     Premiums were $836.0 million for the nine months ended September 30, 2001, a decrease of $35.3 million, or 4%, from $871.3 million in the comparable period in 2000. Whole life premiums decreased $23.5 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a decrease in term premiums of $4.2 million and a $5.5 million decrease due to the runoff of the Confederation Life whole life business.

     Insurance and investment product fees were $414.3 million for the nine months ended September 30, 2001, a decrease of $67.1 million, or 14%, from $481.4 million for the comparable period in 2000. Investment Management fees decreased $46.2 million, primarily as a result of decreases in average assets under management due to negative investment performance. Life and Annuity fees decreased $4.8 million, primarily as a result of decreases in variable annuity funds under management due to negative investment performance, partially offset by increases in fees for variable universal life products as a result of increased sales. Corporate and Other fees decreased $11.1 million, primarily due to lower fees resulting from our decision to exit our physician practice management business in the third quarter of 2000.

     Net investment income was $582.5 million for the nine months ended September 30, 2001, a decrease of $308.9 million, or 35%, from $891.4 million for the comparable period in 2000. Venture Capital net investment income decreased $368.8 million due to market depreciation on portfolio stocks held in partnerships and a decrease in gains from partnerships' dispositions of stocks. Also, due to the recent volatility in the equity markets, during the first quarter of 2001 we changed our method of applying the equity method of accounting to our venture capital partnerships to eliminate the quarterly lag in reporting. See " -- Venture Capital Segment" and Note 4 of our unaudited consolidated financial statements. Life and Annuity net investment income increased $74.8 million due to higher average invested assets. Corporate and Other net investment income decreased $14.2 million, primarily the result of the sale of assets to fund the purchase of the PXP minority interest in January 2001, partially offset by the earnings on the IPO proceeds. Average invested assets, excluding venture capital partnerships, were $12,674.4 million in September 2001, an increase of $1,034.1 million, or 9%, from $11,640.3 million in September 2000. The yield on average invested assets, excluding venture capital partnerships, was 7.5% for the nine months ended September 2001, compared to 7.4% for the comparable period in 2000.

     Net realized investment losses were $37.2 million for the nine months ended September 30, 2001, a decrease of $103.2 million, or 156%, from $66.0 million in gains for the comparable period in 2000. Credit related realized losses of $28.6 million were recorded in 2001 on several debt securities. In 2001, a $4.7 million loss was recorded due to a subsequent price adjustment on the sale of our Cleveland office, which occurred in June 2000. In 2000, non-recurring gains of $110.6 million on the sale of common stock were recorded. Offsetting these were non-recurring interest-related losses on debt securities of $45.0 million.

     Policy benefits, increase in policy liabilities and policyholder dividends were $1,358.4 million for the nine months ended September 30, 2001, an increase of $28.4 million, or 2%, from $1,330 million for the comparable period in 2000, primarily due to higher dividends for participating whole life, including a $10 million increase to the PDO, and higher interest credited on the guaranteed interest account of variable annuities.

     Amortization of deferred policy acquisition costs was $95.3 million for the nine months ended September 30, 2001, a decrease of $21.3 million, or 18%, from $116.6 million for the comparable period in 2000. The decrease was primarily a result of lower margins from higher universal life death claims, and the $10 million increase to the PDO for Traditional Life policies in the Closed Block.

     Amortization of goodwill and other intangible assets was $37.3 million for the nine months ended September 30, 2001, an increase of $9.9 million, or 36%, from $27.4 million for the comparable period in 2000, primarily due to the increase in Investment Management amortization of $13.8 million. This increase in amortization resulted from our purchase of the PXP minority interest in January 2001, our acquisition of a 75% interest in Walnut in January 2001 and our final payment of $50.0 million in September 2000 for the Engemann acquisition.

     Other operating expenses were $521.1 million for the nine months ended September 30, 2001, an increase of $94.8 million, or 22%, from $426.3 million for the comparable period in 2000. Life and Annuity other operating expenses increased $17.6 million due primarily to the growth of the Life and Annuity business, increases in compensation and related expenses due to the growth of the segment, including additions to our staff of wholesalers, increased expenses related to technology initiatives, the growth in WS Griffith and PFG, and the acquisition in July 2000 of Main Street Management. Investment Management other operating expenses increased $6.0 million primarily due to increases in various incentive compensation programs and non-compensation related costs in support of technology initiatives begun during the year. Corporate and Other other operating expenses decreased $33.7 million primarily due to decreases in compensation, mainly incentive compensation, and our withdrawal from our physicians practice management business.

     Income tax benefit was $106.9 million for the nine months ended September 30, 2001, a decrease of $243.2 million, or 178%, from a $136.3 million income tax expense for the comparable period in 2000. This change reflects a tax benefit from operating losses in the nine months ended September 30, 2001, compared to a tax expense on operating gains in the nine months ended September 30, 2000.

     Minority interest in net income of consolidated subsidiaries was $5.1 million for the nine months ended September 30, 2001, a decrease of $8.6 million, or 63%, from $13.7 million for the comparable period in 2000, due to our purchase of the PXP minority interest in January 2001.

RESULTS OF OPERATIONS BY SEGMENT

     We evaluate segment performance on the basis of segment after-tax operating income. Realized investment gains and some non-recurring items are excluded because management does not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains are often subject to management's discretion. Non-recurring items are removed from segment after-tax operating income if, in management's opinion, they are not indicative of overall operating trends. While some of these items may be significant components of our net income reported in accordance with generally accepted accounting principles ("GAAP"), we believe that segment after-tax operating income is an appropriate measure that represents the net income attributable to the ongoing operations of our business. The criteria used by management to identify non-recurring items and to determine whether to exclude a non-recurring item from segment after-tax operating income include whether the item is infrequent and:

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

                                                                    For the Three Months                 For the Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                               --------------------------------    --------------------------------
                                                                    2000              2001             2000              2001
                                                               ---------------    -------------    --------------    --------------
                                                                                          (in millions)
Segment after-tax operating income:
  Life and Annuity.........................................       $  11.3           $  7.5           $  33.0           $  38.2
  Investment Management....................................           6.3             (3.0)             20.6              (9.6)
  Venture Capital..........................................           9.9            (31.4)            174.6             (65.1)
  Corporate and Other......................................          (7.3)             (.4)            (16.5)            (11.4)
                                                                     ----              ---             -----             -----
     Total segment after-tax operating income (loss).......       $  20.2          $ (27.3)          $ 211.7           $ (47.9)
                                                                  -------          -------           -------           -------
After-tax adjustments:
  Net realized investment gains (losses)...................          19.6            (10.7)             39.7             (24.1)
  Early retirement pension adjustment......................            --               --                --             (11.3)
  Pension adjustment.......................................            --              2.9                --               2.9
  Demutualization expense..................................          (4.3)            (3.9)             (6.0)            (22.9)
  Surplus tax..............................................           1.0             21.0              (4.7)             21.0
  Portfolio gain...........................................            --               --               3.1                --
  Loss on sublease transaction.............................            --               --               (.7)               --
  Partnership gains........................................            --               --                --               2.4
  Litigation settlement....................................          (1.8)              --              (1.8)               --
  Expenses of purchase of PXP minority interest............           (.7)            (3.2)              (.7)            (49.9)
                                                                      ---             ----               ---             -----
     Total after-tax adjustments...........................          13.8              6.1              28.9             (81.9)
                                                                     ----              ---              ----             -----
GAAP reported income (loss):
Income (loss) from continuing operations...................        $ 34.0          $ (21.2)          $ 240.6          $ (129.8)
                                                                   ======          =======           =======          ========

     See explanation of after-tax adjustments in Note 7 -- "Segment Information" to the unaudited consolidated financial statements.

LIFE AND ANNUITY SEGMENT

     The following table presents summary financial data relating to Life and Annuity for the periods indicated.

                                                                   For the Three Months                For the Nine Months
                                                                   Ended September, 30                 Ended September, 30
                                                             ---------------------------------    ------------------------------
                                                                 2000               2001             2000             2001
                                                             --------------    ---------------    ------------    --------------
                                                                                       (in millions)
    Revenues:
    Premiums..............................................     $ 326.6            $ 302.7         $ 871.3           $ 836.0
    Insurance and investment product fees.................        73.9               72.0           231.0             226.2
    Net investment income.................................       198.2              228.3           590.0             664.8
                                                                 -----              -----           -----             -----
           Total revenues.................................       598.7              603.0         1,692.3           1,727.0
                                                                 -----              -----         -------           -------
    Benefits and Expenses:
    Policy benefits, increase in policy liabilities
     and policyholder dividends...........................       472.6              493.7         1,320.6           1,351.0
    Amortization of deferred policy acquisition costs.....        35.1               33.3           116.6              95.3
    Other operating expenses..............................        73.6               64.5           204.4             222.0
                                                                  ----               ----           -----             -----
            Total benefits and expenses...................       581.3              591.5         1,641.6           1,668.3
                                                                 -----              -----         -------           -------
    Operating income before income taxes..................        17.4               11.5            50.7              58.7
    Income taxes..........................................         6.1                4.0            17.7              20.5
                                                                   ---                ---            ----              ----
    Segment after-tax operating income....................        11.3                7.5            33.0              38.2
    After-tax adjustments:
         Net realized investment gains (losses)...........         4.8                (.3)          (14.0)             (4.7)
                                                                   ---                ---           -----              ----
            Total after-tax adjustments...................         4.8                (.3)          (14.0)             (4.7)
                                                                   ---                ---           -----              ----
    GAAP reported income:
         Income from continuing operations................      $ 16.1             $  7.2          $ 19.0            $ 33.5
                                                                ======             ======          ======            ======


Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Premiums were $302.7 million for the three months ended September 30, 2001, a decrease of $23.9 million, or 7%, from $326.6 million for the comparable period in 2000. Whole life premiums decreased $14.1 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a decrease in term premiums of $2.2 million and a decrease of $2.7 million due to the runoff of the Confederation Life whole life business.

     Insurance and investment product fees were $72.0 million for the three months ended September 30, 2001, a decrease of $1.9 million, or 3%, from $73.9 million for the comparable period in 2000. Insurance and investment product fees for variable annuities decreased $5.5 million, primarily as a result of a decrease in assets under management due to negative investment performance. At September 30, 2001, funds under management for variable annuities were $3.9 billion, a decrease of $0.8 billion, or 17%, from September 30, 2000. The decrease in funds under management due to negative investment performance was $1.4 billion from September 30, 2000. Variable annuity sales were $235.5 million in the third quarter of 2001, an increase of 39% from the third quarter of 2000 due in large part to our expanded distribution systems and the sales of our new fixed annuity products which were launched in the second quarter 2001. Variable annuity benefits and surrenders were $109.6 million, a decrease of 29% from the third quarter of 2000. Fees related to our trust operations also decreased $2.1 million due to the sale of our New Hampshire trust and agency operations. Fees on our variable universal life products increased $3.0 million. Even though funds under management decreased, variable universal life fees increased because a significant portion of fees are premium-based or are based upon a net amount of risk. At September 30, 2001, funds under management for variable universal life were $947.7 million, a decrease of $222.2 million, or 19%, from September 30, 2000. The decrease in funds under management due to negative investment performance was $425.2 million from September 30, 2000. Variable universal life deposits were $73.0 million in the third quarter of 2001, an increase of 15% from the third quarter of 2000. Variable universal life benefits and surrenders were $7.0 million, a decrease of 29% from the third quarter of 2000. Universal life insurance and investment product fees also increased $0.6 million, primarily as a result of the increase in universal life premium deposits.

     Net investment income was $228.3 million for the three months ended September 30, 2001, an increase of $30.1 million, or 15%, from $198.2 million for the comparable period in 2000, primarily the result of higher general account assets.

     Policy benefits, increase in policy liabilities and policyholder dividends were $493.7 million for the three months ended September 30, 2001, an increase of $21.1 million, or 4% from $472.6 million for the comparable period in 2000. This increase was due primarily to higher dividends for participating whole life, including a $10 million increase to the PDO and higher interest credited on the guaranteed interest account of variable annuities.

     Amortization of deferred policy acquisition costs was $33.3 million for the three months ended September 30, 2001, a decrease of $1.8 million, or 5%, from $35.1 million for the comparable period in 2000. The lower amortization for the current quarter was mainly attributable to lower margins from higher universal life death claims.

     Other operating expenses were $64.5 million for the three months ended September 30, 2001, a decrease of $9.1 million, or 12%, from $73.6 million for the comparable period in 2000. This decrease resulted from lower compensation, convention and trust operation expenses and a higher level of deferrable expenses due to increased sales.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

     Premiums were $836.0 million for the nine months ended September 30, 2001, a decrease of $35.3 million, or 4%, from $871.3 million for the comparable period in 2000. Whole life premiums decreased $23.5 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a decrease in term premiums of $4.2 million and a $5.5 million decrease due to the runoff of the Confederation Life whole life business.

     Insurance and investment product fees were $226.2 million for the nine months ended September 30, 2001, a decrease of $4.8 million, or 2%, from $231.0 million for the comparable period in 2000. Insurance and investment product fees for variable annuities decreased $11.3 million, primarily as a result of a decrease in assets under management due to negative investment performance. At September 30, 2001, funds under management for variable annuities were $3.9 billion, a decrease of $0.8 billion, or 17%, from September 30, 2000. The decrease in funds under management due to negative investment performance was $1.4 billion from September 30, 2000. Variable annuity sales were $899.5 million for the nine months ended September 30, 2001, an increase of 106% from the comparable period in 2000 primarily as a result of our expanded distribution system and a single case deposit of $200 million received in June 2001. Variable annuity benefits and surrenders were $388.3 million; a decrease of 19% from the nine months ended September 30, 2000. Fees related to our trust operations decreased $5.7 million due to the sale of our New Hampshire trust and agency operations. Fees related to our variable universal life products increased $10.7 million, or 19%. Even though funds under management for variable universal life decreased, variable universal life fees increased because a significant portion of the fees are premium-based or are based upon net amount at risk. At September 30, 2001, funds under management for variable universal life were $947.7 million, a decrease of $222.2 million, or 19%, from September 30, 2000. The decrease in funds under management due to negative investment performance was $425.2 million from September 30, 2000. Variable universal life deposits were $252.3 million in the first nine months of 2001, an increase of 39% from the first nine months of 2000. Variable universal life benefits and surrenders were $24.4 million, a decrease of 6% from the first nine months of 2000.

     Net investment income was $664.8 million for the nine months ended September 30, 2001, an increase of $74.8 million, or 13%, from $590.0 million for the comparable period in 2000, primarily the result of higher general account assets.

     Policy benefits, increase in policy liabilities and policyholder dividends were $1,351.0 million for the nine months ended September 30, 2001, an increase of $30.4 million, or 2.3% from $1,320.6 million for the comparable period in 2000. This increase was due primarily to higher dividends for participating whole life, including a $10 million increase to the PDO and higher interest credited on the guaranteed interest account of variable annuities.

     Amortization of deferred policy acquisition costs was $95.3 million for the nine months ended September 30, 2001, a decrease of $21.3 million, or 18.3%, from $116.6 million for the comparable period in 2000. This decrease is primarily due to lower margins from higher universal life death claims and to the $10 million increase to the PDO for Traditional Life policies in the Closed Block.

     Other operating expenses were $222.0 million for the nine months ended September 30, 2001, an increase of $17.6 million, or 9%, from $204.4 million for the comparable period in 2000. This increase primarily related to increases in compensation and related expenses due to the growth of the segment, including additions to our staff of wholesalers, increased expenses related to technology initiatives, the growth in WS Griffith and PFG, and the acquisition in July 2000 of Main Street Management.

INVESTMENT MANAGEMENT SEGMENT

 The following table presents summary financial data relating to Investment Management for the periods indicated.

                                                                   For the Three Months                For the Nine Months
                                                                   Ended September, 30                 Ended September, 30
                                                             ---------------------------------    ------------------------------
                                                                 2000               2001             2000             2001
                                                             --------------    ---------------    ------------    --------------
                                                                                       (in millions)
    Revenues:
    Investment product fees.................................    $ 78.9            $  63.4         $ 246.4           $ 200.2
    Net investment income...................................        .7                 .5             1.7               1.3
                                                                    --                 --             ---               ---
           Total revenues...................................      79.6               63.9           248.1             201.5
                                                                  ----               ----           -----             -----
    Expenses:
    Amortization of goodwill and other intangible assets           6.5               12.4            23.0              36.8
    Interest expense........................................       4.5                3.5            13.5              12.0
    Other operating expenses................................      53.6               54.4           158.6             164.6
                                                                  ----               ----           -----             -----
            Total expenses..................................      64.6               70.3           195.1             213.4
                                                                  ----               ----           -----             -----
    Income (loss) from continuing operations before income
       taxes, minority interest and equity in earnings of
       and interest earned from investments in unconsolidated
       subsidiaries.........................................      15.0               (6.4)           53.0             (11.9)
    Income tax expense (benefit)............................       7.6               (3.6)           24.7              (3.7)
    Minority interest in net income of consolidated
       subsidiaries.........................................       1.2                1.6            10.5               5.1
    Equity in earnings of and interest earned from
       investments in unconsolidated subsidiaries...........        .1                1.4             2.8               3.7
                                                                    --                ---             ---               ---
    Segment after-tax operating income (loss)...............       6.3               (3.0)           20.6              (9.6)
                                                                   ---               ----            ----              ----
    After-tax adjustments:
         Net realized investment gains......................       1.4                 --             4.9                .5
         Portfolio gain.....................................        --                 --             3.1                --
         Loss on sublease transaction.......................        --                 --             (.7)               --
         Partnership gains..................................        --                 --              --               2.4
         Litigation settlement..............................      (1.8)                --            (1.8)               --
         Expenses of purchase of PXP minority interest......       (.7)              (3.2)            (.7)            (49.9)
                                                                   ---               ----             ---             -----
            Total after-tax adjustments.........................  (1.1)              (3.2)             4.8            (47.0)
                                                                  ----               ----              ---            -----
    GAAP reported income (loss):
         Income (loss) from continuing operations..........     $  5.2            $  (6.2)         $  25.4          $ (56.6)
                                                                ======            =======          =======          =======



Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Investment product fees were $63.4 million for the three months ended September 30, 2001, a decrease of $15.5 million, or 20%, from $78.9 million for the comparable period in 2000. The fee decrease was primarily the result of a decrease of $9.4 billion in average assets under management for the private client line of business, partially offset by a $1.5 billion increase in average assets under management for the institutional line of business. At September 30, 2001, Investment Management had $48.8 billion in assets under management, a decrease of $6.0 billion, or 11%, from June 30, 2001 and a decrease of $13.1 billion, or 21%, from September 30, 2000. The decrease from June 30, 2001 consisted of a $5.6 billion decrease due to investment performance and net asset outflows of $0.4 billion. The decrease from September 30, 2000 consisted of a $15.4 billion decrease due to investment performance offset, in part, by $0.7 billion in net asset inflows, a $0.8 billion increase as a result of the Phoenix IPO, and a $0.7 billion increase from the acquisition of a 75% interest in Walnut Asset Management ("Walnut") in January 2001. Sales of private client products in the third quarter of 2001 were $1.0 billion, a decrease of 31% from the third quarter of 2000, and redemptions from existing accounts were $1.3 billion, an increase of 37% from the third quarter of 2000. Sales of institutional accounts in the third quarter of 2001 were $1.1 billion, a decrease of 42% from the third quarter of 2000, and withdrawals from existing accounts were $1.2 billion, a decrease of 36% from the third quarter of 2000.

     Net investment income was $0.5 million for the three months ended September 30, 2001, remaining relatively unchanged from $0.7 million for the comparable period in 2000.

     Amortization of goodwill and other intangible assets was $12.4 million for the three months ended September 30, 2001, an increase of $5.9 million, or 91%, from $6.5 million for the comparable period in 2000. This increase in amortization resulted primarily from our purchase of the PXP minority interest, the final payment of $50.0 million in September 2000 for the Engemann acquisition, and our acquisition of a 75% interest in Walnut in January 2001.

     Interest expense was $3.5 million for the three months ended September 30, 2001, a decrease of $1.0 million, or 22%, from $4.5 million for the comparable period in 2000. The decrease was due to debt repayments beginning in June 2000, which includes $30.0 million in the third quarter of 2001, and a 3% decrease in the average interest rate paid on outstanding debt as compared to the same period in 2000. There was an offsetting increase in interest expense as a result of $100.0 million of additional borrowings under PXP's then existing credit facilities, in January 2001, primarily to fund payments with respect to the outstanding options and remaining convertible subordinated debentures in connection with our purchase of the PXP minority interest, as well as the September 2000 payment of $50.0 million as the final portion of the Engemann purchase price.

     Other operating expenses were $54.4 million for the three months ended September 30 2001, an increase of $0.8 million, or 1%, from $53.6 million for the comparable period in 2000. Non-compensation related costs increased $2.3 million, inclusive of increases in brokerage clearance costs of $0.8 million and depreciation expense of $0.4 million. Offsetting the increase was a $1.5 million decrease related to compensation, of which $1.6 million related to the termination of PXP's profit sharing plan, effective January 1, 2001. The decrease in compensation expense was also the result of reduced incentive compensation for a subsidiary that, in accordance with its operating agreement, receives compensation directly related to revenues, which declined as a result of investment performance and net asset outflows. This decrease was offset in part by hiring additional sales and marketing personnel in both lines of business, the Walnut acquisition, and cost of living adjustments.

Minority interest in net income of consolidated subsidiaries was $1.6 million for the three months ended September 30, 2001, remaining relatively unchanged from $1.2 million in 2000.

Equity in earnings of and interest earned from investment in unconsolidated subsidiaries was $1.4 million for the three months ended September 30, 2001, an increase of $1.3 million from $0.1 million for the comparable period in 2000. The increase was primarily due to our estimate of our equity in the earnings of Aberdeen.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

     Investment product fees were $200.2 million for the nine months ended September 30, 2001, a decrease of $46.2 million, or 19%, from $246.4 million for the comparable period in 2000. This decrease was primarily the result of decreases of $7.6 billion and $2.0 billion in average assets under management for the private client and institutional lines of business, respectively. Our sale of PXP's Cleveland operations in June 2000 accounted for approximately $2.2 billion of the decrease in average institutional assets under management. At September 30, 2001, Investment Management had $48.8 billion in assets under management, a decrease of $7.8 billion, or 14%, from December 31, 2000 and a decrease of $13.1 billion, or 21%, from September 30, 2000. The decrease from December 31, 2000 consisted of a $10.4 billion decrease due to investment performance, offset, in part, by net asset inflows of $1.1 billion, a $0.8 billion increase as a result of the Phoenix IPO and an increase of $0.7 billion resulting from the acquisition of a 75% interest in Walnut. The decrease from September 30, 2000 consisted of a $15.4 billion decrease due to investment performance offset, in part, by $0.7 billion in net asset inflows, a $0.8 billion increase as a result of the Phoenix IPO, and a $0.7 billion increase from the acquisition of a 75% interest in Walnut in January 2001. Sales of private client products for the first nine months of 2001 were $3.8 billion, a decrease of 17% from the same period in 2000, and redemptions from existing accounts were $4.3 billion, an increase of 23% from the same period in 2000. Sales of institutional accounts in the first nine months 2001 were $3.9 billion, a decrease of 11% from the same period in 2000, and withdrawals from existing accounts were $2.4 billion, a decrease of 61% from the same period in 2000.

     Net investment income was $1.3 million for the nine months ended September 30, 2001, remaining relatively unchanged from $1.7 million for the comparable period in 2000.

     Amortization of goodwill and other intangible assets was $36.8 million for the nine months ended September 30, 2001, an increase of $13.8 million, or 60%, from $23.0 million for the comparable period in 2000. This increase in amortization resulted primarily from our purchase in January 2001 of the PXP minority interest, the final payment of $50.0 million in September 2000 for the Engemann acquisition and our acquisition in January 2001 of a 75% interest in Walnut.

     Interest expense was $12.0 million for the nine months ended September 30, 2001, a decrease of $1.5 million, or 11%, from $13.5 million for the comparable period in 2000. The decrease was due to debt repayments beginning in June 2000, which includes $30.0 million in the third quarter of 2001, and a 2% decrease in the average interest rate paid on outstanding debt as compared to the same period in 2000. There was an offsetting increase in interest expense as a result of $100.0 million of additional borrowings under PXP's then existing credit facilities, in January 2001, primarily to fund payments with respect to the outstanding options and remaining convertible subordinated debentures in connection with our purchase of the PXP minority interest, as well as the September 2000 payment of $50.0 million as the final portion of the Engemann purchase price.

     Other operating expenses were $164.6 million for the nine months ended September 30, 2001, an increase of $6.0 million, or 4%, from $158.6 million for the comparable period in 2000, of which $2.3 million resulted from an increase in compensation expense, primarily the result of hiring additional sales and marketing personnel in both lines of business, the Walnut acquisition, increases in staffing and base compensation as the result of the growth of certain investment management subsidiaries, and cost of living adjustments. These increases were offset, in part, by reduced incentive compensation for one subsidiary that, in accordance with its operating agreement, receives compensation directly related to revenues, which declined as a result of investment performance. In addition, a decrease of $3.1 million was related to the termination of PXP's profit sharing plan effective January 1, 2001.
Non-compensation related costs increased $5.7 million, of which consulting charges increased $2.2 million and computer charges increased $1.5 million as a result of various information technology initiatives. Brokerage clearance costs increased $2.8 million (with a corresponding increase in revenue), and professional fees increased $0.9 million as a result of various legal matters. Certain mutual fund expenses decreased $1.3 million primarily as a result of a change in the method of reimbursing fund expenses, which change also reduced revenue.

     Minority interest in net income of consolidated subsidiaries was $5.1 million for the nine months ended September 30, 2001, a decrease of $5.4 million, or 51%, from $10.5 million for the comparable period in 2000, due primarily to our purchase of the PXP minority interest in January 2001. Equity in earnings of and interest earned from investment in unconsolidated subsidiaries was $3.7 million for the nine months ended September 30, 2001, an increase of $0.9 million, or 32%, from $2.8 million for the comparable period in 2000, due primarily to our estimate of our equity in the earnings of Aberdeen.

VENTURE CAPITAL SEGMENT

     Our investments in Venture Capital are primarily in the form of limited partner interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital.

     We record our investments in venture capital partnerships in accordance with the equity method of accounting. Our pro rata share of the earnings or losses of the partnerships, which represent realized and unrealized investment gains and losses, as well as operations of the partnership, is included in our investment income. We record our share of the net equity in earnings of the venture capital partnerships in accordance with GAAP, using the most recent financial information received from the partnerships. Historically, this information has been provided to us on a one-quarter lag. In the first quarter of 2001, we changed our method of applying the equity method of accounting to eliminate the quarterly lag in reporting.

     In the first quarter of 2001, we recorded a charge of $48.8 million (net of income taxes of $26.3 million) representing the cumulative effect of this accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

     In the first quarter of 2001, we removed the lag in reporting by estimating the change in our share of the net equity in earnings of the venture capital partnerships for the period from December 31, 2000, the date of the most recent financial information provided by the partnerships, to our then current reporting date of March 31, 2001. To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we used quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we applied a public industry sector index to roll the value forward for each quarter. Using this methodology, our share of equity losses from the partnerships decreased income from continuing operations by $37.3 million (net of income taxes of $20.0 million) for the first quarter 2001. We will apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). In addition, we will annually revise the valuations we have assigned to the investee companies to reflect the valuations contained in the audited financial statements received from the venture capital partnerships. Our venture capital earnings remain subject to volatility.

     Income taxes are provided for at the statutory rate of 35%.

     The following table presents summary financial data relating to Venture Capital for the periods indicated.

                                                                   For the Three Months                For the Nine Months
                                                                   Ended September, 30                 Ended September, 30
                                                             ---------------------------------    ------------------------------
                                                                 2000               2001             2000             2001
                                                             --------------    ---------------    ------------    --------------
                                                                                       (in millions)
    Revenues:
    Net investment income (loss).........................       $ 15.2           $ (48.4)         $ 268.6         $ (100.2)
                                                             --------------    ---------------    ------------    --------------
    Operating income (loss) before income taxes..........         15.2             (48.4)           268.6           (100.2)
    Expenses:
    Income tax expense (benefit).........................          5.3             (17.0)            94.0            (35.1)
                                                             --------------    ---------------    ------------    --------------
         Segment after-tax operating income (loss)(1)......      $ 9.9           $ (31.4)         $ 174.6         $  (65.1)
                                                             ==============    ===============    ============    ==============


(1) Excludes the charge of $48.8 million representing the cumulative effect of an accounting change in the first quarter of 2001, as described above.

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Net investment loss from venture capital partnerships was $48.4 million for the three months ended September 30, 2001, a decrease of $63.6 million, or 418%, from net investment income of $15.2 million income for the comparable period in 2000. Gains from the partnerships' dispositions of stocks decreased $57.2 million and appreciation on the portfolio stocks held in partnerships decreased $6.3 million in 2001. This segment's results are primarily driven by equity market performance, particularly in the technology sector. This sector produced less favorable returns in the third quarter of 2001 compared to the comparable period in 2000.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

     Net investment loss from venture capital partnerships was $100.2 million for the nine months ended September 30, 2001, a decrease of $368.8 million, or 137%, from net investment income of $268.6 million for the comparable period in 2000. Gains from the partnerships' dispositions of stocks decreased $165.4 million and appreciation on the portfolio stocks held in partnerships decreased $202.1 million in 2001. This segment's results are primarily driven by equity market performance, particularly in the technology sector. This sector produced very favorable returns in the first nine months of 2000 but suffered significant declines during the first nine months of 2001.

CORPORATE AND OTHER SEGMENT

     The following table presents summary financial data relating to Corporate and Other for the periods indicated.

                                                                   For the Three Months                For the Nine Months
                                                                   Ended September, 30                 Ended September, 30
                                                             ---------------------------------    ------------------------------
                                                                 2000               2001             2000             2001
                                                             --------------    ---------------    ------------    --------------
                                                                                       (in millions)
    Revenues:
    Insurance and investment product fees................       $  8.2             $  2.8         $  20.5            $  9.4
    Net investment income................................          9.1                7.6            22.6               8.4
                                                             --------------    ---------------    ------------    --------------
           Total revenues................................         17.3               10.4            43.1              17.8
                                                             --------------    ---------------    ------------    --------------
    Expenses:
    Policy benefits and increase in policy liabilities...          3.1                2.4             9.4               7.4
    Interest expense.....................................          3.5                2.9            10.2               9.1
    Other operating expenses.............................         34.1                4.5            66.8              33.1
                                                             --------------    ---------------    ------------    --------------
            Total expenses...............................         40.7                9.8            86.4              49.6
                                                             --------------    ---------------    ------------    --------------
    Operating loss before income taxes, minority interest
         and equity in earnings of and interest earned from
         investments in unconsolidated subsidiaries......        (23.4)                .6           (43.3)            (31.8)
    Income tax (benefit) expense.........................        (15.3)               1.8           (24.4)            (18.1)
    Equity in earnings of and interest earned from
         Investments in unconsolidated subsidiaries.......          .8                 .8             2.4               2.3
                                                             --------------    ---------------    ------------    --------------
    Segment after-tax operating loss .....................        (7.3)               (.4)          (16.5)            (11.4)
    After-tax adjustments:
         Net realized investment gains (losses)...........         13.4             (10.4)            48.8            (19.9)
         Early retirement pension adjustment..............           --                --               --            (11.3)
         Pension adjustment...............................           --                2.9              --              2.9
         Demutualization expense..........................         (4.3)              (3.9)           (6.0)           (22.9)
         Surplus tax......................................          1.0               21.0            (4.7)            21.0
                                                             --------------    ---------------    ------------    --------------
            Total after-tax adjustments...................         10.1                9.6            38.1            (30.2)
                                                             --------------    ---------------    ------------    --------------
    GAAP reported income (loss):
         Income (loss) from continuing operations.........       $  2.8            $   9.2         $  21.6          $ (41.6)
                                                             ==============    ===============    ============    ==============

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Insurance and investment product fees were $2.8 million for the three months ended September 30, 2001, a decrease of $5.4 million, or 66%, from $8.2 million for the comparable period in 2000, primarily due to the decision to exit our physician practice management business, in the third quarter of 2000.

     Net investment income consists of income from invested assets not allocated to other segments. Net investment income was $7.6 million for the three months ended September 30, 2001, a decrease of $1.5 million, or 16%, from $9.1 million for the comparable period in 2000, primarily the result of the sale of assets to fund the purchase of minority interests in PXP in January 2001, partially offset by the earnings on the IPO proceeds.

     Policy benefits and increase in policy liabilities were $2.4 million for the three months ended September 30, 2001, a decrease of $0.7 million, or 23%, from $3.1 million for the comparable period in 2000, due primarily to a decrease in reserves related to the group pension business. Interest expense was $2.9 million for the three months ended September 30, 2001, a decrease of $0.6 million, or 17%, from $3.5 million for the comparable period in 2000, primarily as a result of lower borrowings.

     Other operating expenses were $4.5 million for the three months ended September 30, 2001, a decrease of $29.6 million, or 87%, from $34.1 million for the comparable period in 2000, due to lower compensation, primarily incentive compensation, and expenses related to our decision to exit our physicians practice management business in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

     Insurance and investment product fees were $9.4 million for the nine months ended September 30, 2001, a decrease of $11.1 million, or 54%, from $20.5 million for the comparable period in 2000, primarily due to our decision to exit our physician practice management business in the third quarter of 2000.

     Net investment income consists of income from invested assets not allocated to other segments. Net investment income was $8.4 million for the nine months ended September 30, 2001, a decrease of $14.2 million, or 63%, from $22.6 million for the comparable period in 2000, primarily the result of the sale of assets to fund the purchase of minority interests in PXP in January 2001, partially offset by the earnings on the IPO proceeds.

     Policy benefits were $7.4 million for the nine months ended September 30, 2001, a decrease of $2.0 million, or 21%, from $9.4 million for the comparable period in 2000, due primarily to a decrease in reserves related to the group pension business.

     Interest expense was $9.1 million for the nine months ended September 30, 2001, a decrease of $1.1 million, or 11%, from $10.2 million for the comparable period in 2000, primarily as a result of lower borrowings.

     Other operating expenses were $33.1 million for the nine months ended September 30, 2001, a decrease of $33.7 million, or 50%, from $66.8 million for the comparable period in 2000, primarily due to decreases of $9.5 million in compensation and related expenses and our decision to exit our physicians practice management business in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity refers to the ability of a company to generate sufficient cash flow to meet its cash requirements. The following discussion combines liquidity and capital resources as these subjects are interrelated. Consistent with the discussion of our results of operations, we discuss liquidity and capital resources on both consolidated and segment bases.

THE PHOENIX COMPANIES, INC.

     Our primary uses of liquidity include the payment of dividends on our common stock, loans or contributions to our subsidiaries, debt service and the funding of our general corporate expenses.

     Our primary source of liquidity is dividends from Phoenix Life. Based on the historic cash flows and the current financial results of Phoenix Life, and subject to any dividend limitations which may be imposed upon Phoenix Life or any of its subsidiaries by regulatory authorities, we believe that cash flows from Phoenix Life's operating activities will be sufficient to enable us to make dividend payments on our common stock, pay our operating expenses, service our outstanding debt, make contributions to our subsidiaries and meet our other obligations. In addition, we have a master credit facility under which we have direct borrowing rights, as do Phoenix Life and PXP with our unconditional guarantee.

     Under the New York Insurance Law, the ability of Phoenix Life to pay stockholder dividends to us in any calendar year in excess of the lesser of:

     (1) 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year; or

     (2) Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains,

     is subject to the discretion of the New York Superintendent of Insurance.

     The dividend limitation imposed by the New York Insurance Law is based on the statutory financial results of Phoenix Life. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

     We do not expect to receive significant dividend income from PXP for several years, because we expect that during this time PXP will use a substantial portion of its cash flows from operations to pay down its outstanding debt.

     On September 17, 2001, we announced a plan to repurchase up to an aggregate of six million shares of the company's outstanding common stock. Purchases have been made on the open market and could be made as well in negotiated transactions, subject to market prices and other conditions. No time limit was placed on the duration of the repurchase program which may be modified, extended or terminated by the board of directors at any time. As of September 30, 2001, 2,997,500 shares of the company's common stock had been repurchased at a total cost of $42.6 million.

     Available-for-sale debt securities at September 30, 2001 and December 31, 2000 were $7,076.7 million and $5,949.0 million, respectively, an increase of $1,127.7 million or 19%. The increase was due to investments of our IPO proceeds and the decline in interest rates since December 31, 2000 which has resulted in higher bond valuations.

PHOENIX LIFE

     Phoenix Life's liquidity requirements principally relate to: the liabilities associated with its various life insurance and annuity products; the payment of dividends to us; operating expenses; and contributions to subsidiaries. Phoenix Life's liabilities arising from its life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. Phoenix Life also has liabilities arising from the runoff of the remaining group accident and health reinsurance discontinued operations.

     Historically, Phoenix Life has used cash flow from operations and investment activities to fund its liquidity requirements. Phoenix Life's principal cash inflows from its life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts, as well as dividends and distributions from subsidiaries. Phoenix Life's principal cash inflows from its investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

     Additional sources of liquidity to meet unexpected cash outflows are available from Phoenix Life's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. government and agency bonds, short-term investments and marketable debt and equity securities. The cash Phoenix Life received as consideration for the transfer of shares of common stock of PXP and other subsidiaries following the demutualization was a non-recurring source of liquidity. Pursuant to the plan of reorganization, this cash payment was $659.8 million.

     Phoenix Life's current sources of liquidity also include a master credit facility under which Phoenix Life has direct borrowing rights, subject to our unconditional guarantee (see "Debt Financing"). Following the demutualization, Phoenix Life no longer has access to the cash flows generated by the closed block assets for any purpose other than funding the closed block.

     On September 11, 2001, terrorists attacked the United States of America, causing significant property damage and thousands of deaths. This event has resulted in significant claims exposure to the insurance industry. Total pretax claim costs related to September 11 were $4.6 million, net of reinsurance, of which $2.5 million fell to the bottom line and $2.1 million were absorbed by the closed block.

     A primary  liquidity  concern  with respect to life  insurance  and annuity products is the risk of early policyholder and contractholder withdrawal. Phoenix Life closely monitors its liquidity requirements in order to match cash inflows with expected cash outflows, and employs an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, Phoenix Life maintains investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter-term liabilities are matched with investments such as short-term and medium-term fixed maturities.

     The following table summarizes Phoenix Life's annuity contract reserves and deposit fund liabilities in terms of contractholders' ability to withdraw funds for the indicated periods:

                 Withdrawal Characteristics of Annuity Contract
                    Reserves and Deposit Fund Liabilities(1)
                                                            As of                  As of
                                                         December 31,          September 30,
                                                             2000                  2001
                                                     --------------------  --------------------
                                                         Amount        %       Amount       %
                                                         ------        -       ------       -
                                                               (dollars in millions)
               Not subject to discretionary
               withdrawal provisions.............     $  182.8       4%      $ 177.0        4%
               Subject to discretionary withdrawal
                 without adjustment..............        688.3      14         724.3       16

               With market value adjustment......         17.2      --         232.0        5

               Subject to discretionary withdrawal
               at contract value less surrender charge   173.9       3         337.5        7
               Subject to discretionary withdrawal
               at market value...................      4,041.5      79       3,070.9       68
                                                      --------     ---       -------  -------
               Total annuity contract reserves and
                 deposit fund liability..........     $5,103.7     100%     $4,541.7      100%
                                                      ========              ========

----------

(1) Data are reported on a statutory basis, which more accurately reflects the potential cash outflows. Data include variable product liabilities. Annuity contract reserves and deposit fund liabilities are monetary amounts that an insurer must have available to provide for future obligations with respect to its annuities and deposit funds. These are liabilities on the balance sheet of financial statements prepared in conformity with statutory accounting practices. These amounts are at least equal to the values available to be withdrawn by policyholders.

     Individual life insurance policies are less susceptible to withdrawals than are annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of Phoenix Life's annuity contract reserves and deposit fund liabilities are subject to withdrawals.

     Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow from Phoenix Life an amount generally up to the cash value of their policies at any time. As of September 30, 2001, Phoenix Life had approximately $10.2 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Phoenix Life's policy loans have remained consistent since 1998, at approximately $2.1 billion.

     The primary liquidity concerns with respect to Phoenix Life's cash inflows from its investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. Phoenix Life closely monitors and manages these risks.

     We believe that Phoenix Life's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

PXP

     PXP's liquidity requirements are primarily to fund operating expenses and repay outstanding debt. PXP also will require liquidity to fund the costs of any future acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital for the foreseeable future. PXP, together with Phoenix and Phoenix Life, has entered into a master credit facility. Under this facility, PXP has direct borrowing rights, subject to Phoenix's unconditional guarantee. See "--Debt Financing -- Master Credit Facility." We believe that PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

Debt Financing

PHOENIX

     As of September 30, 2001, Phoenix had no debt outstanding (not including the indebtedness of Phoenix Life and PXP described below under "Phoenix Life" and "PXP," respectively).

     Master Credit Facility. In June 2001, Phoenix, Phoenix Life and PXP entered into a $375 million revolving credit facility that matures on June 10, 2005. Bank of Montreal is the administrative agent for this credit facility. Each of Phoenix, Phoenix Life and PXP has direct borrowing rights under this credit facility. Phoenix unconditionally guarantees loans to Phoenix Life and PXP. Base rate loans bear interest at the greater of the Bank of Montreal's prime commercial rate or the effective federal funds rate plus 0.5%. Eurodollar rate loans bear interest at LIBOR plus an applicable margin. The credit agreement contains customary financial and operating covenants that include, among other provisions, requirements that Phoenix maintain a minimum stockholders' equity and a maximum debt to capitalization ratio; that Phoenix Life maintain a minimum risk based capital ratio and a minimum financial strength ratings; 0and that PXP maintain a maximum debt to capitalization ratio and a minimum stockholders' equity.

PHOENIX LIFE

     As of September 30, 2001, Phoenix Life had $175.0 million of debt outstanding, but none under the master credit facility.

     Surplus Notes. In November 1996, Phoenix Life issued $175 million principal amount of 6.95% surplus notes due December 1, 2006. Each payment of interest on principal of the notes requires the prior approval of the New York Superintendent of Insurance and may be made only out of surplus funds which the Superintendent determines to be available for such payment under the New York Insurance Law. The notes contain neither financial covenants nor early redemption provisions and are to rank pari passu with any subsequently issued surplus, capital or contribution notes or similar obligations of Phoenix Life.
Section 1307 of the New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life and are not a basis of any set-off against Phoenix Life.

PXP

     As of September 30, 2001, PXP had $344.2 million of debt outstanding, including:

     Phoenix Life Subordinated Note. In exchange for the debentures held by it, Phoenix Life agreed to accept from PXP, in lieu of cash, a $68.6 million subordinated note due 2006, bearing interest annually at the rate of LIBOR plus 200 basis points.

     PXP also has commitments with unrelated third parties whereby the third parties fund commissions paid by PXP upon the sale of Class B share mutual funds.

     PXP drew down $305.0 million under the master credit facility on June 11, 2001 to repay the amounts outstanding under PXP's prior credit facilities. As of September 30, 2001, PXP had $275.0 million of outstanding debt under this facility.

     Reinsurance. We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of our life reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our life reinsurers are financially sound and, therefore, that we have no material exposure to uncollectable life reinsurance.

     Risk Based Capital. Section 1322 of the New York Insurance Law requires that New York life insurers report their risk based capital ("RBC"). RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of December 31, 2000, Phoenix Life's total adjusted capital was in excess of each of these RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. As of December 31, 2000, the total adjusted capital of each of these insurance subsidiaries was in excess of each of their respective RBC levels.

     Net Capital Requirements. Phoenix Equity Planning Corporation ("PEPCO"), PXP Securities Corp. ("PSC") and Rutherford, each of which is a wholly owned subsidiary of PXP, PHOENIXLINK Investments, Inc. ("PHOENIXLINK") and PFG Distribution Company, both of which are subsidiaries of Phoenix Life, and Main Street Management and W.S. Griffith, both of which are subsidiaries of Phoenix
Distribution Management Company, are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934 (the "Exchange Act"). Each of them is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. The following are the net capital, as defined in the Exchange Act, regulatory minimum and ratio of aggregate indebtedness, as defined in the Exchange Act, to net capital for each of these broker-dealers, as of September 30, 2001:

    o PEPCO had net capital of approximately $11.0 million. This amount exceeded PEPCO's regulatory minimum of $0.7 million. The ratio of aggregate indebtedness to net capital for PEPCO was 0.94 to 1.

    o PSC had net capital of approximately $0.9 million. This amount exceeded PSC's regulatory minimum of $36,950. The ratio of aggregate indebtedness to net capital for PSC was 0.59 to 1.

    o Main Street Management had net capital of approximately $0.5 million. This amount exceeded Main Street Management's regulatory minimum of $49,367. The ratio of aggregate indebtedness to net capital for Main Street Management was 1.4 to 1.

    o PHOENIXLINK had net capital of approximately $35,000. This amount exceeded PHOENIXLINK's regulatory minimum of $5,000. The ratio of aggregate indebtedness to net capital for PHOENIXLINK was 0 to 1.

    o PFG Distribution Company had net capital of approximately $8,660. This amount exceeded PFG Distribution Company's regulatory minimum of $5,000. The ratio of aggregate indebtedness to net capital for PFG Distribution Company was 3.5 to 1.

    o W.S. Griffith had net capital of approximately $2.1 million. This amount exceeded W.S. Griffith's regulatory minimum of $0.4 million. The ratio of aggregate indebtedness to net capital for W.S. Griffith was 3.09 to 1.

    o Rutherford had net capital of approximately $0.8 million. This amount exceeded Rutherford's regulatory minimum of $0.1 million. The ratio of aggregate indebtedness to net capital for Rutherford was 0.06 to 1.

CONSOLIDATED CASH FLOWS

     Net cash provided by (used for) operating activities of continuing operations was $23.0 million and $(1.3) million for the three months ended September 30, 2000 and 2001, respectively, and $255.4 million and $287.4 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease for the three months ended September 30, 2001 over the comparable period in 2000 resulted primarily from lower insurance and investment product fees. The increase for the nine month period during 2001 over the comparable period in 2000 resulted primarily from a reduction in estimated income tax payments in 2001, refunds in 2001 of estimated income taxes paid in prior years and lower benefits paid to policyholders primarily in the closed block.

     Net cash provided by (used for) operating activities of discontinued operations was $15.3 million and $(17.4) million for the three months ended September 30, 2000 and 2001, respectively, and $(233.8) million and $(53.0) million for the nine months ended September 30, 2000 and 2001, respectively. The decrease in cash provided by operating activities for the three months ended September 30, 2001 over the comparable period of 2000 resulted primarily from lower collection of reinsurance recoverables by our reinsurance discontinued operations in the current quarter. The decrease in cash used for the nine month period during 2001 over the comparable period in 2000 resulted primarily from the cash payout by our reinsurance discontinued operations in the prior year which was more significant than the payout in the current year. The cash used in 2000 resulted primarily from cash settlements to several of the companies involved in Unicover, which is associated with the runoff of our group accident and health reinsurance block, plus the remaining operating activities of our discontinued operations.

     Net cash used for investing activities of continuing operations was $90.2 million and $605.6 million for the three months ended September 30, 2000 and 2001, respectively, and $421.5 million and $505.8 million for the nine months ended September 30, 2000 and 2001, respectively. The increase in net cash used for investing activities for the three and nine months ended September 30, 2001 over the comparable periods in 2000 resulted primarily from the sale of investments to meet operating cash flow needs.

     Net cash (used for) provided by investing activities of discontinued operations was $(10.6) million and $17.4 million for the three months ended September 30, 2000 and 2001, respectively, and $234.2 million and $55.4 million for the nine months ended September 30, 2000 and 2001, respectively. The increase for the three months ended September 30, 2001 over the comparable period in 2000 was due to the sale of investments to meet operating cash flow needs of our discontinued operations. The decrease for the nine month period during 2001 over the comparable period in 2000 resulted primarily from the sale of our group life and health business in 2000.

     Net cash provided by financing activities of continuing operations was $73.4 million and $188.7 million for the three months ended September 30, 2000 and 2001, respectively, and $66.8 million and $647.0 million for the nine months ended September 30, 2000 and 2001, respectively. The increase for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 resulted primarily from the deposits of policyholder deposit funds and additional common stock issued, partially offset by a repayment of bank borrowing and a buyback of treasury stock. The increase for the nine month period during 2001 over the comparable period in 2000 resulted primarily from the proceeds received from the issuance of common stock, the deposits of policyholder deposit funds and a decrease in bank borrowing, partially offset by distributions to minority stockholders and payments to eligible policyholders.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURES AND RISK MANAGEMENT

     We must effectively manage, measure and monitor the market risk generally associated with our insurance and annuity business and, in particular, our commitment to fund insurance liabilities. We developed an integrated process for managing risk, which we conduct through our Corporate Portfolio Management Department, Corporate Actuarial Department and additional specialists at the business segment level. These groups confer with each other regularly. We implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

     Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our insurance operations and our investment activities. Our primary market risk exposure is to changes in interest rates, although we also have exposures to changes in equity prices and foreign currency exchange rates. We also have credit risks in connection with our derivative contracts.

INTEREST RATE RISK

     Interest  rate risk is the risk that we will incur  economic  losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our commitment to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate investments. Our insurance liabilities are largely comprised of dividend-paying individual whole life and universal life policies. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are mainly exposed to changes in medium-term and long-term U.S. Treasury rates.

     We manage interest rate risk as part of our asset/liability management process and product design procedures. Asset/liability strategies include the segmentation of investments by product line and the construction of investment portfolios designed to specifically satisfy the projected cash needs of the underlying product liability. We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our insurance products. We identify potential interest rate risk in portfolio segments by modeling asset and product liability durations and cash flows under current and projected interest rate scenarios.

     One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease in value by 5%. We believe that as of December 31, 2000 and September 30, 2001, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e., whole life and universal life). Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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


                                                                          As of December 31, 2000
                                                                          -----------------------
                                                                                      Fair Value
                                                       Book         -100 Basis           As of           +100 Basis
                                                       Value       Point Change        12/31/00         Point Change
                                                    ----------  -----------------  ----------------  ---------------
                                                                              (in millions)
            Cash and short term investments         $    660.9      $   661.5         $    660.9         $   660.4
            Floating rate notes                          193.0          193.3              193.1             192.8
            Long term bonds                            7,918.4        8,519.8            8,063.5           7,641.7
            Commercial mortgages                         593.4          612.7              589.1             567.4
                                                    ----------      ---------         ----------         ---------
                  Total                             $  9,365.7      $ 9,987.3         $  9,506.6         $ 9,062.3
                                                    ==========      =========         ==========         =========

                                                                         As of September  30, 2001
                                                                         -------------------------
                                                                                      Fair Value
                                                       Book          -100 Basis           As of          +100 Basis
                                                        Value       Point Change         9/30/01        Point Change
                                                    ----------   -----------------  ---------------  ---------------
                                                                              (in millions)
            Cash and short term investments           $ 430.9      $  431.2         $  430.9            $ 430.5
            Floating rate notes                         145.3         147.9            145.9              143.9
            Long term bonds                           9,187.4       9,853.7          9,359.6            8,886.3
            Commercial mortgages                        542.5         551.7            531.2              511.5
                                                      --------     --------         --------            -------
                  Total                           $  10,306.1     $10,984.5        $10,467.6           $9,972.2
                                                    ===========    ========         ========            =======

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

     We enter into interest rate floor, cap and swaption contracts for our assets and our insurance liabilities as a hedge against substantial changes in interest rates. We do not enter into such contracts for trading purposes.
Interest rate floor and interest rate cap agreements are contracts with a counterparty which require the payment of a premium and give us the right to receive, over the term of the contract, the difference between the floor or cap interest rate and a market interest rate on specified future dates based on an underlying notional principal. Swaption contracts are options to enter into an interest rate swap transaction on a specified future date and at a specified interest rate. Upon the exercise of a swaption, we receive either a swap agreement at the pre-specified terms or cash for the market value of the swap. We pay the premium for these instruments on a quarterly basis over the term of the contract and recognize these payments in computing net investment income.

     The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value for the periods indicated. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.


                                                                   As of December 31, 2000
                                 -----------------------------------------------------------------------------------------
                                                                                  Fair Value
                                                      Weighted     -----------------------------------------------------
                                     Notional       Average Term        -100 Basis          As of           +100 Basis
                                      Amount           (Years)         Point Change       12/31/00         Point Change
                                      ------           -------         ------------       --------         ------------
                                                      (in millions except for weighted average term)
          Interest rate floors        $ 110.0           7.9               $ 1.1             $(0.1)            $(0.4)
          Interest rate swaps           453.0           7.5                15.6               7.9               1.1
          Interest rate caps             50.0           7.8                (0.3)               --               0.9
                                      -------                             -----             -----             -----
                Total                 $ 613.0                             $16.4             $ 7.8             $ 1.6
                                      =======                             =====             =====             =====

                                                                  As of September 30, 2001
                                 ---------------------------------------------------------------------------------------
                                                                                         Fair Value
                                                     Weighted       ---------------------------------------------------
                                     Notional       Average Term        -100 Basis          As of           +100 Basis
                                      Amount           (Years)         Point Change        9/30/01         Point Change
                                      ------           -------         ------------        -------         ------------
                                                      (in millions except for weighted average term)
          Interest rate floors       $ 110.0             1.7             $ 2.2             $ 0.7              $ 0.1
          Interest rate swaps          461.3             6.3              21.4              15.6                9.8
          Interest rate caps            50.0             6.7              (0.3)              0.1                0.8
                                        ----            -----            -------           -------              ---
                Total                 $ 621.3                            $23.3             $16.4              $10.7
                                      =======                            =====             =====              =====

EQUITY RISK

     Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $335.5 million and $262.8 million in equities on our balance sheet as of December 31, 2000 and September 30, 2001, respectively. A 10% decline in the relevant equity price would decrease the value of these assets by approximately $34 million and $26 million as of December 31, 2000 and September 30, 2001, respectively. Conversely, a 10% increase in the relevant equity price would increase the value of these assets by approximately $34 million and $26 million as of December 31, 2000 and September 30, 2001, respectively.

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

     We partially mitigate this risk by using foreign currency swaps, which are agreements designed to hedge against fluctuations in foreign currency exposure. Under this type of agreement, we agree to exchange with another party principal and periodic interest payments denominated in foreign currency for payments denominated in U.S. dollars. The amounts to be received or paid on a foreign currency swap agreement are recognized in net investment income. As of December 31, 2000 and September 30, 2001, these swaps represented a notional amount of $24.3 million and $21.3 million, and a fair value of $2.0 million and $3.8 million, respectively. We believe our outstanding foreign exchange risk is immaterial.

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

     We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance and our other reinsurance to cover our losses and the likely legal and administrative costs of winding down the business. In 2000, we strengthened our reserves for our discontinued reinsurance business by $97 million (pre-tax). Total reserves were $40 million at September 30, 2001. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. The initial premium for this coverage was $130 million. The maximum coverage available is currently $175 million and increases to $215 million by 2004.

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

SEC INVESTIGATION OF PXP AFFILIATE

     In 1997, PXP received a subpoena from a federal grand jury calling for production by Duff & Phelps Investment Management Company ("DPIM"), PXP's Chicago-based asset management subsidiary, of account and trade-related documents having to do with, among other things, whether DPIM directed client commission dollars to certain brokers in exchange for client referrals for DPIM during the period 1994 to 1997. Thereafter, PXP conducted an internal investigation into these activities. Following the internal investigation, PXP ultimately returned a total of approximately $586,626 of commission to the appropriate clients, took disciplinary action against certain employees involved in the matter and implemented a number of compliance procedures and enhanced controls.

     PXP voluntarily disclosed the matter to both the U.S. Department of Labor ("DOL"), which enforces ERISA, and the SEC, and voluntarily provided these agencies access to documents, records and witnesses. In October 2000, the SEC issued a formal order of investigation in this matter. PXP cooperated fully in such investigation.

     The federal grand jury has no outstanding requests for information from PXP, and PXP is cooperating with the DOL's request for follow-up information. On September 28, 2001, the SEC instituted administrative and cease and desist proceedings against DPIM and imposed sanctions pursuant to an offer of settlement which DPIM had submitted without admitting or denying the allegations. Under the terms of that settlement, DPIM agreed to a censure, a cease and desist order, a fine of $100,000 and disgorgement of certain amounts in addition to the $586,626 already returned. The outcome of this matter does not have any adverse effect on our business.

TEAMSTERS LOCAL 710 CLAIM

     The Teamsters Local 710 pension account, which was a DPIM account from 1994 until 1997, has demanded that DPIM return approximately $965,000 in investment management fees paid to DPIM by the Teamsters account. The claims arise out of the same facts which are the basis for the SEC investigation and order described in the preceding section, that is, the direction by DPIM of client commission dollars in exchange for the referral of the Teamsters account to DPIM. The Teamsters account has filed civil actions against other similarly situated investment advisors to recover management fees and seeking damages for, among other alleged acts, violations of the Racketeer Influenced and Corrupt Organizations Act and ERISA. To date the Teamsters account has not commenced such litigation against DPIM. The outcome of this matter will not have any material adverse effect on our business.

POLICYHOLDER LAWSUITS CHALLENGING THE PLAN OF REORGANIZATION

     Two pending lawsuits seek to challenge Phoenix Life's reorganization and the adequacy of the information provided to policyholders regarding the plan of reorganization. The first of these lawsuits, Andrew Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 16, 2001, in the Supreme Court of the State of New York for New York County. The plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible policyholders of Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. Plaintiff seeks compensatory damages for losses allegedly sustained by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit include Phoenix Life, The Phoenix Companies, Inc. and directors of Phoenix Life, as well as Morgan Stanley & Co. Incorporated, financial advisor to Phoenix Life in connection with the plan of reorganization.

     The second lawsuit, Paulette M. Fantozzi v. Phoenix Home Life Mut. Ins. Co., et al., was filed on August 23, 2001, in the Supreme Court of the State of New York County. The allegations and relief requested in this class-action complaint are virtually identical to the allegations and relief sought in the Kertesz lawsuit. The defendants named in the Fantozzi action are the same as those named in Kertesz.

     On October 22, 2001, Andrew Kertesz filed a special proceeding  pursuant to
Article 78 of the New York Civil Practice Law and Rules, Andrew Kertesz v. Gregory V. Serio, et al., in the Supreme Court of New York for New York County. The Article 78 petition seeks to vacate and annul the decision and order of the New York Superintendent of Insurance, dated June 1, 2001, approving the plan of reorganization. The petition names as respondents the New York Superintendent of Insurance, Phoenix Life, The Phoenix Companies, Inc., and directors of Phoenix Life.

     On October 19, 2001, motions to dismiss the claims asserted in the Kertesz and Fantozzi lawsuits were filed. These motions are pending. We intend to contest vigorously to defend against all the claims asserted in the pending lawsuits.

     Another lawsuit that sought to challenge the plan of reorganization, Billie
J. Burns v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 4, 2001, in the Circuit Court of Cook County, Illinois County Department, Chancery Division. A motion to dismiss that action was filed on May 4, 2001. On October 2, 2001, the court entered an order dismissing the action for want of prosecution.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the June 25, 2001 demutualization of Phoenix Home Life Mutual Insurance Company, during the third quarter 2001, The Phoenix Companies, Inc. issued approximately 56.2 million shares of common stock to eligible policyholders, effective as of June 25. In reliance on the exemption under
Section 3(a)(10) of the Securities Act of 1933, Phoenix issued such shares to policyholders in exchange for their membership interests without registration under such act.

     On July 24, 2001, Morgan Stanley Dean Witter exercised its right to purchase 1,395,900 shares of the common stock of The Phoenix Companies, Inc. at the IPO price of $17.50 per share less underwriters discount. Net proceeds of $23.1 million were contributed to Phoenix Life.

ITEM 3. DEFAULTS UPON SENIOR NOTES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended September 30, 2001, Phoenix filed the following report on Form 8-K:

o dated September 17, 2001, Items 5 and 9 - containing press releases regarding a stock repurchase program and the establishment of special procedures to respond to needs of customers affected by September 11, 2001 terrorist attacks.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE PHOENIX COMPANIES, INC.

                                             By   /s/ Bonnie J. Malley
                                                 ------------------------------
                                               Bonnie J. Malley, Vice President

November 14, 2001