Form 10-K
period 2001-12-31
PHOENIX COMPANIES INC/DE
filed 2002-03-27
CIK 1129633

===============================================================================================================================

                                                      UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                      FORM 10-K

                                                        (Mark one)
                 ( X )      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                                       For the fiscal year ended December 31, 2001

                                                            OR

                 (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from ________ to ________

                                             Commission file number 333-55268

                                        THE PHOENIX COMPANIES, INC.
                                  (Exact name of registrant as specified in its charter)

                         Delaware                                                   06-0493340
              (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
              incorporation or organization)

             One American Row, Hartford, Connecticut                                   06102-5056
             (Address of principal executive offices)                                  (Zip Code)

                                    Registrant's telephone number, including area code
                                                      (860) 403-5000

Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class                    Name of each exchange on which registered
                         Common stock, $.01 par value                         New York Stock Exchange
                 7.45% Quarterly Interest Bonds, due 2032                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant
was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   YES
 X  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

As of February 28, 2002, the aggregate market value of voting common equity held by  non-affiliates  of the registrant was
$1,798,688,767  based on the last reported sale price of the registrant's common stock on the New York Stock Exchange.  On
February 28, 2002, the registrant had 100,485,406 shares of common stock outstanding.

                                           DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III.
===============================================================================================================================

                                                    TABLE OF CONTENTS

              Item No.    Description                                                                                 Page
              --------    -----------                                                                              -----------

                  7       Management's Discussion and Analysis of Financial Condition and Results

                          Consolidated Statements of Income For the Years Ended December 31, 1999, 2000 and 2001...     F-3                          .....................................
                          Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 2000 and
                          2001.....................................................................................     F-4
                          Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

                  9       Changes in and Disagreements With Accountants on Accounting and

                                                          PART I

Item 1.     Business

Description of Business

We are a leading  provider of wealth  management  products and services  offered  through a variety of select advisors and financial  services firms to serve the  accumulation,  preservation and transfer needs of the affluent and  high-net-worth market,  businesses and institutions.  We refer to our products and services together as our wealth management  solutions.
We offer a broad range of life insurance,  annuity and investment  management solutions through a variety of distributors.
These  distributors  include  affiliated and  non-affiliated  advisors and financial services firms who make our solutions available to their clients.

The affluent and high-net-worth  market is a growing market with significant demand for customized  products and services.
We define  affluent as those  households  that have annual  income of at least  $100,000 or net worth,  excluding  primary residence,  of at least $500,000;  and we define  high-net-worth,  a subset of the affluent category,  as those households that have net worth,  excluding primary  residence,  of over $1,000,000.  Our wealth management  solutions are designed to assist advisors and their clients in this target market to achieve three main goals:

         o  the accumulation of wealth, primarily during an individual's working years;

         o  the preservation of income and wealth during retirement and following death; and

         o  the efficient  transfer of wealth in a variety of  situations,  including  through estate  planning,  business continuation planning and charitable giving.

We provide our wealth  management  solutions to the affluent and  high-net-worth  market through an array of  distribution channels, including:

         o  non-affiliated  financial  intermediaries  such as national and regional  broker-dealers,  financial  planning firms,  advisor groups and other insurance companies; and

         o  our affiliated  retail  producers,  most of whom are registered  representatives  of our  wholly-owned  retail broker-dealer WS Griffith Advisors, Inc. ("WS Griffith").

Segments

We provide our wealth management  solutions through two operating  segments-- Life and Annuity and Investment  Management.
Both segments serve the affluent and  high-net-worth  market which presents  opportunities to leverage their  capabilities and relationships.  In addition, Investment Management,  through Phoenix Investment Partners, Ltd. ("PXP"), a wholly-owned subsidiary,  and its affiliated  asset  managers,  manages both the general  account of our Life and Annuity  business and many of the portfolios available through Life and Annuity's product lines.

We report our remaining  activities in two additional  non-operating  segments-- Venture  Capital and Corporate and Other.
Venture  Capital  includes  investments  primarily  in the form of limited  partner  interests in venture  capital  funds, leveraged buyout funds and other private equity partnerships  sponsored and managed by third parties.  Corporate and Other includes  unallocated capital and expenses as well as certain businesses not of sufficient scale to report  independently.
These segments are significant for financial reporting  purposes,  but do not contain products or services relevant to our core wealth management operations.

Life and Annuity Segment

Through  Life  and  Annuity,  we  offer  a  variety  of  life  insurance  and  annuity  products  through  affiliated  and non-affiliated distributors. We believe our competitive advantage in this segment consists of five main components:

o        our innovative products;

o        our diversified asset management capability;

o        our distribution relationships with institutions that have established customer bases in our target market;

o        our ability to combine products and services that distributors and their clients find attractive; and

o        our underwriting expertise.

Life and Annuity Products

Our life  insurance  products  consist of  variable  universal  life,  universal  life,  whole  life,  term life and other insurance  products.  Because  of our  target  market,  we are also a leading  writer  of  second-to-die  life  insurance.
Second-to-die  products  are  typically  used for estate  planning  purposes and insure two lives rather than one with the policy proceeds paid after the death of both insured individuals.

Variable  Universal  Life.  Variable  universal  life products  provide  insurance  coverage  that gives the  policyholder flexibility in investment  choices and,  depending on the product,  flexibility in premium payments and coverage  amounts, with  limited  guarantees.  The  policyholder  may direct  premiums  and cash value into a variety of separate  investment accounts or to our general account (i.e.,  our aggregate assets other than those allocated to separate  accounts).  In the separate  investment  accounts,  the policyholder  bears the entire risk of the investment  results.  We collect specified fees  for  the  management  of  these  various  investment  accounts  and the  net  return  is  credited  directly  to the policyholder's  account.  With some variable universal  products,  by maintaining a certain premium level the policyholder receives guarantees that protect the policy's death benefit if, due to adverse investment  experience,  the policyholder's account  balance is zero.  We retain the right  within  limits to adjust the fees we assess for  providing  administrative services.  We also  collect  fees  to  cover  mortality  costs;  these  fees  may be  adjusted  by us but  may not  exceed contractually defined maximum levels.

Universal  Life.  Universal  life  products  provide  insurance  coverage  on the same basis as  variable  universal  life products,  except that premiums,  and the resulting  accumulated  balances,  are allocated only to our general account for investment.  Universal  life  products  may allow the  policyholder  to increase or decrease  the amount of death  benefit coverage over the term of the policy,  and also may allow the  policyholder  to adjust the frequency and amount of premium payments.  We credit  premiums,  net of specified  expenses,  to an account  maintained  for the  policyholder.  We credit interest to the account at rates that we determine,  subject to specified minimums.  Specific charges are made against the account for the cost of insurance  protection and for expenses.  We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractually defined maximum levels.

Term Life.  Term life  insurance  provides a  guaranteed  benefit  upon the death of the insured  within a specified  time period,  in return for the periodic  payment of premiums.  Specified  coverage periods range from one to twenty years, but not longer than the period over which premiums are paid.  Premiums may be level for the coverage  period or may vary. Term insurance  products  are  sometimes  referred to as pure  protection  products,  in that there are  normally no savings or investment  elements.  Term contracts expire without value at the end of the coverage period.  Although we do not consider term life  insurance to be a core element of our  strategic  focus on the  provision of wealth  management  solutions,  we continue  to offer this  product  because  many of our  distribution  sources  expect a full  product  offering.  Our term insurance policies allow policyholders to convert to permanent coverage without evidence of insurability.

Whole Life.  Whole life  insurance  products  provide a guaranteed  benefit over the lifetime of the insured in return for the periodic  payment of a fixed premium over a predetermined  period.  Premium payments may be required for the length of the  contract  period to a  specified  age or for a  specified  period  and may be level or change  in  accordance  with a predetermined  schedule.  Whole life  insurance  includes  policies  that provide a  participation  feature in the form of dividends.  Policyholders  may  receive  dividends  in cash or apply them to  increase  death  benefits,  provide  paid-up additional  insurance or reduce the premiums required.  Since our  demutualization,  we have continued to offer whole life policies.  We are subject to statutory  restrictions  limiting the amount of profits we can earn on such policies  written after  the  demutualization.  We  believe,  however,  that  the  impact  of these  restrictions  on our  earnings  will be immaterial, in part because we do not expect sales of participating whole life policies to be significant.

We offer a variety of variable and fixed annuities to meet the  accumulation  and  preservation  needs of the affluent and high-net-worth  market.  These products  enable the  contractholder  to save for retirement and also provide options which protect  against  outliving  assets during  retirement.  Our major  sources of revenues  from  annuities are mortality and expense fees charged to the  contractholder,  generally  determined as a percentage of the market value of the  underlying assets under management.

Annuities.  While our variable  annuity  business  has long been  profitable,  historically,  our product  offerings  were relatively  limited,  with only PXP funds as investment options and sales primarily  attributable to our affiliated retail distribution  channel.  In 1999,  we began to enhance our  variable  annuity  business by  expanding  product  choices and broadening  our  distribution  sources.  We also  strengthened  our  management  team  by  adding  experienced  management personnel,  hiring a dedicated  wholesaling  team of product  specialists to market our product lines to our  distribution sources and expanding our investment  options to be competitive in the broker-dealer  market. In addition,  during 2001 we introduced two fixed annuities and one immediate annuity product.

Variable annuity  contractholders can direct their investments into various investment accounts.  Most investment accounts are separate  accounts of Phoenix Life Insurance  Company or of its life  insurance  subsidiaries  (the "Life  Companies")
(i.e.,  the investments in each account are maintained  separately  from our general account and other separate  accounts, and are not part of the general  liabilities of the Life  Companies).  Risks  associated with  investments in the separate accounts are borne entirely by the  contractholders.  The  contractholder  may also choose to allocate all or a portion of the assets to our general account,  in which case we credit interest at rates we determine,  subject to certain  minimums.
Contractholders also may elect certain death benefit guarantees, for which they are assessed a specific charge.

Fixed  annuities are general account  products,  which means that we bear the investment risk as funds are invested in our general  account,  and a minimum  fixed  interest  rate,  reset from time to time,  is  credited  to the  contractholder's account.  Fixed annuities are useful as  accumulation  tools and may also be attractive as income  preservation  tools for investors who wish to reduce their  exposure to equity market  volatility.  Our fixed annuity  products are single premium products designed for broker-dealer and bank  distribution.  The broker-dealer  product is invested in our general account but provides for  adjustments to the surrender  value based on changes in interest rates if the  contractholder  withdraws funds at any time other than at specified intervals.

Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income  immediately.  We offer fixed and variable  options.  We believe  this  product is  especially  attractive  to affluent  and  high-net-worth retirees who are rolling  over pension or  retirement  plan assets and seek an income  stream based  entirely or partly on equity market performance.

Life and Annuity is focused on the  development  of other  products  and  distribution  relationships  that respond to the affluent and high-net-worth market's demand for wealth management solutions.

Private  Placement  Life and Annuity  Products.  As part of our  strategy to broaden  our  presence in the  high-net-worth market, we acquired majority ownership of PFG Holdings,  Inc. ("PFG") in 1999. PFG provides  individually  customized life and annuity offerings that include Corporate Owned Life Insurance  ("COLI"),  single premium life,  second-to-die life and variable  annuity  products.  These products have minimum deposits of over $500,000,  targeting the wealthiest  segment of the  high-net-worth  market.  The average face amount of life insurance policies sold by PFG in 2001 was $17.4 million and the average annuity deposit was $2.4 million.

Executive  Benefits.  Executive  benefits are designed for  corporations to fund special deferred  compensation  plans and benefit  programs  for key  employees.  We offer a range of  products  to the  executive  benefits  market.  We view these products, which are variations on our variable universal life products, as a source of growing fee-based business.

Trust  Services.  Through  January  8, 2002 we  provided  trust  services  on a limited  basis  through  our  wholly-owned
Connecticut  chartered  trust  company.  On January 9, 2002, we converted  our  Connecticut  chartered  trust company to a national trust bank, which will provide  comprehensive trust, custody and other fiduciary services nationwide.  We believe that a nationwide  trust  capability will strengthen our  relationships  with  distributors by enabling us to provide them with directed trustee,  custody and other  trust-related  fiduciary services for their clients who employ trusts as wealth preservation  and transfer tools.  We are considering how to develop our trust  capabilities to complement the services we provide to distributors.

Life and Annuity Distribution

We target a broad range of distribution  relationships  with advisors and  distribution  entities that we consider to have exceptional  access to our target market.  We seek to build  relationships  with  distributors who are, or who have access to, advisors to the affluent and high-net-worth market.

         Non-affiliated Distribution

We began to use  non-affiliated  distribution  in 1954,  primarily by selling life  insurance  products  through agents of other insurance  companies.  For many years,  non-affiliated  distribution  has  represented a significant  portion of our sales and in recent years we increased our emphasis on this distribution source.

Since late 1999,  we  significantly  strengthened  our  wholesaling  teams,  in order to enhance  our  relationships  with distributors in each of our product areas. As of December 31, 2001, we employed  fifty-seven  life insurance  wholesalers, thirty-three variable annuity wholesalers and twenty-seven investment management wholesalers,  compared to forty-two,  one and twenty-four, respectively, as of December 31, 1999.

During the years 2001 and 2000, 81% and 70%,  respectively,  of total life insurance  sales, as measured by new annualized and single  premiums,  were from  non-affiliated  distribution  sources.  Variable  annuity sales  through  non-affiliated distribution accounted for 80% and 42% of gross annuity deposits during 2001 and 2000, respectively.

The Team Phoenix Approach.  In addition to broadening our distribution  system by developing new relationships,  it is our strategy to deepen our market  penetration by selling a greater array of products through existing  distribution  sources.
We seek to execute this strategy  through  collaborative  account  development,  whereby our life  insurance,  annuity and investment management  wholesalers introduce one another to distributors with whom they have relationships,  and encourage those  distributors  to sell  additional  categories of our products.  This Team Phoenix  approach,  which we initiated in
1999, often involves joint marketing  presentations  and specialized  services to advisors.  We believe having many of the same investment  choices  available in each of our product lines contributes to the success of this approach since, in our experience,  a  distributor  already  comfortable  with our  investment  options in one  product  line is  generally  more receptive to the idea of selling additional product lines.

National  and  Regional  Broker-Dealers.  National  and  regional  broker-dealers  are those  brokerage  firms that engage individual advisors as employees rather than as independent  contractors.  To meet the evolving wealth management needs of their customers,  national and regional  broker-dealers are beginning to offer products,  such as life insurance, in which they may have little experience.  Simultaneously,  many of these firms are seeking to rationalize their relationships with product  providers in favor of those that offer a range of products  together with services  designed to support advisors'
sales efforts.  We believe our ability to offer wealth management  solutions based on an array of life insurance,  annuity and  investment  management  products  positions us to benefit from these trends.  For example,  in 2001 our life products represented 13% of Merrill Lynch Life Agency's  non-proprietary  life insurance sales.  During that year,  Merrill Lynch's sales of our  variable  universal  life  products  increased  15% by premium  and its sales of all our  products  combined increased 12%. Despite  virtually no sales in 2000,  Merrill Lynch's sales of our annuity products reached $246 million in
2001, after a successful product launch in September.  The leading  non-proprietary annuity sold in Merrill Lynch's system in 2001  was our  product.  Our  market  share of life  insurance  products  sold  through  A.G.  Edwards  also has  grown significantly,  due in part to the wealth  transfer  training  seminars we have conducted  with advisors  employed by that firm. We were A.G.  Edwards' fourth most  significant  life carrier in 2000 and 2001 in terms of sales,  compared with our position as eleventh in 1998.

Financial  Planning Firms.  Financial  planning firms are brokerage firms that engage  individual  advisors as independent contractors  rather than as  employees.  Financial  planning  firms have begun to show  significant  interest in expanding their  offerings to include  wealth  preservation  and transfer  products.  To capitalize  on this trend,  we focus on the development  of  relationships  directly  with the  financial  planning  firm  rather than with the  individual  financial planners.  This  entity-focused  approach permits us to maximize the number of individual  registered  representatives who potentially  may sell our  products.  As an example of our focus on financial  planning  firms,  in 2000 we exceeded  $1.4 million in annualized life premiums through Financial  Services  Corporation  ("FSC").  FSC, a leading financial  planning firm,  is a subsidiary  of Sun America.  We are one of seven core life  insurance  carriers for the FSC Access  Group,  an internal FSC producer group.

Advisor Groups.  The recent  industry trend toward  affiliations  among small  independent  financial  advisors has led to advisor  groups  becoming a  distinct  class of  distributors.  We believe we have a  particularly  strong  position  as a provider of life insurance  products through Partners Marketing Group, Inc.  ("PartnersFinancial")  which, since 1999, has been an important  component of the National Financial  Partners ("NFP")  organization.  PartnersFinancial  is a marketing organization  with reported  revenues of $85.5 million for 2001 from life insurance  broker-dealer  and executive  benefit operations.  We are one of  PartnersFinancial's  six core life carriers. We recently developed a co-branded  second-to-die life  insurance  product  for NFP and,  in  early  2000,  we began  selling  our  products  through  NFP  Securities,  the broker-dealer for NFP.

Insurance  Companies.  Insurance  companies  have been moving their agents into an  advisor/planner  role,  resulting in a need to provide their agents,  particularly  their top producers,  with a wider  selection of life  insurance  products to sell.  Insurance  companies  responded to this need,  in part, by  negotiating  arrangements  with third party  providers, including other insurance companies. We are taking advantage of this trend by developing  distribution  relationships with financial services providers such as AXA Financial Inc. ("AXA") and its outbrokerage  outlet for internal  producers,  AXA
Network.  In addition,  we continue to maintain  relationships  with individual  agents of other companies and independent agents.

In March 2001, we entered into an agreement  with a subsidiary of State Farm to provide  various  products and services to
State Farm and its subsidiaries and policyholders,  including estate,  retirement,  executive benefits and charitable gift planning.  The agreement also offers us the opportunity to provide to State Farm's affluent  customers,  through qualified
State Farm agents,  additional  life and annuity  products and services not  previously  available  from those agents.  We trained and  certified  about 20% of State Farm's ten  thousand  securities-licensed  agents,  and we are  certifying  new agents at a rate of 700 to 800 per month.  Our  relationship  with State Farm gives us potential  access to  approximately
30% of the high-net-worth households in the United States.

Emerging  Distribution  Sources.  PFG offers private placement life and annuity products through a variety of distribution sources with access to the  high-net-worth  market  including:  family offices,  financial  institutions,  accountants and attorneys.  We also offer our life and annuity products through  non-traditional sources such as private banks and private banking groups within commercial banks.

         Affiliated Distribution

Our affiliated  retail  distribution  channel  consists  primarily of career  producers of Phoenix Life Insurance  Company
("Phoenix Life").  Substantially all of our career producers are licensed  securities  representatives of our wholly-owned broker-dealer,  WS Griffith.  Our career producers  principally  sell Phoenix Life products,  but may sell the products of other companies as well. In 2001,  Phoenix Life products  represented 70% of WS Griffith's sales from variable annuity and life  products,  76% of its total variable  annuity  deposits and 57% of its total  variable  universal life premiums.  WS
Griffith recorded a 45% increase in registered  investment  management fees in 2001 compared to 2000. WS Griffith has over
900 affiliated retail producers.

To complement our affiliated  distribution  capability,  we also own a majority interest in Main Street Management Company
("Main Street  Management"),  a broker-dealer  with  approximately  250 registered  representatives  and a strong focus on variable products and mutual funds.

Life and Annuity Support and Services

We believe we have a  competitive  advantage  in Life and Annuity due to our  practice of  providing  distributors  with a variety of services, including:

         o market  education  programs  designed to help  advisors  better  understand  the  financial  product  ownership patterns of the affluent and  high-net-worth  market and to assist  advisors in marketing to specific  customer segments such as senior corporate executives, business owners and high-net-worth households;

         o  marketing  programs,  including  special  events,  that  provide  distributors  access  to  the  affluent  and high-net-worth market;

         o  customized  advice  on  estate  planning,  charitable  giving  planning,  executive  benefits  and  retirement planning,  provided by a staff of professionals with specialized  expertise in the advanced application of life insurance and variable  annuity  products.  This staff includes nine attorneys with an average of approximately twenty years  experience,  who combine  their advice with  tailored  presentations,  educational  materials and specimen legal documents;

         o separate  nationwide teams of product  specialists who provide  education and sales support to distributors and who can act as part of the advisory team for case design and technical support;

         o investment  management and investment  allocation  strategies  including our Complementary  Investment Analysis tool which  identifies  investment  options  offered  both by us and third  parties  that are  suitable  for an individual's allocation needs;

         o an underwriting  team with significant  experience in evaluating the financial and medical  underwriting  risks associated with affluent and high-net-worth  individuals.  These individuals generally purchase high face-value policies, requiring more extensive underwriting analysis; and

         o  internet-accessible  information  that makes it easier  for our  distributors  to do  business  with us.  This includes  interactive  product  illustrations,  educational  and  sales  tools,  and  online  access  to forms, marketing materials and policyholder account information.

Underwriting

Insurance  underwriting  is the process of  examining,  accepting or rejecting  insurance  risks,  and  classifying  those accepted,  in order to charge  appropriate  premiums  or assess  appropriate  mortality  charges for each  accepted  risk.
Underwriting  also  determines the amount and type of reinsurance  levels  appropriate  for a particular  type of risk. By using reinsurance, we can limit our risk.

We believe we have particular  expertise in evaluating the  underwriting  risks relevant to our target market.  We believe this expertise  enables us to make  appropriate  underwriting  decisions,  including,  in some instances,  the issuance of policies on more  competitive  terms than other  insurers would offer.  Phoenix Life has a long tradition of  underwriting innovation.  Beginning in 1955, we were among the first  insurance  companies to offer reduced rates to women.  We believe we were the second  company to offer reduced rates for  non-smokers,  beginning in 1967.  Our  underwriting  team includes doctors and other medical  staff to ensure,  among other things,  that we are focused on current  developments  in medical technology.

Our  underwriting  standards for life insurance are intended to result in the issuance of policies that produce  mortality experience  consistent with the  assumptions  used in product  pricing.  The overall  profitability  of our life insurance business depends to a large extent on the degree to which our mortality  experience  compares to our pricing  assumptions.
Our underwriting is based on our historical mortality  experience,  as well as on the experience of the insurance industry and of the general population.  We continually compare our underwriting  standards to those of the industry,  generally to assist in managing our mortality risk and to stay abreast of industry trends.

Our life insurance  underwriters  evaluate policy  applications on the basis of the information  provided by the applicant and  others.  We use a variety of methods to evaluate  certain  policy  applications,  such as those where the size of the policy sought is particularly  large, or where the applicant is an older individual,  has a known medical impairment or is engaged in a hazardous occupation or hobby.  Consistent with industry practice,  we require medical examinations and other tests depending upon the age of the applicant and the size of the proposed policy.

Our COLI  policies  covering  multiple  lives are issued on a guaranteed  issue basis,  within  specified  limits per life insured,  whereby the amount of insurance  issued per life on a  guaranteed  basis is related to the total number of lives being covered and the particular need for which the product is being purchased.  Guaranteed issue underwriting  applies to employees actively at work, and product pricing reflects the additional guaranteed issue underwriting risk.

Life and Annuity Competition

We face  significant  competition in our life insurance and variable  annuity  businesses from a wide variety of financial institutions,  including:  insurance companies,  investment management  companies,  banks,  broker-dealers,  and financial planning  firms.  Our  competitors  include  larger and, in some cases,  more highly rated  insurance  companies and other financial  services  companies.  Some  competitors  have penetrated more markets and have greater  resources than us. Many competitors offer similar products and use similar distribution sources.

As we continue to focus on the development of our  non-affiliated  distribution  system, we increasingly must compete with other  providers  of  life  insurance  and  annuity  products  to  attract  and  maintain  relationships  with  productive distributors  that have the ability to sell our products.  Our ability to attract  distributors for our life insurance and annuity  products  could be adversely  affected if for any reason our products  became less  competitive or concerns arose about our asset quality or ratings.

We also face  competition  for access to  distributors  of life  insurance  and variable  annuity  products.  Much of this competition is based on the pricing of products and the advisors' or distributors' compensation structures.

Life and Annuity Financial Information

See Management's Discussion and Analysis in this Form 10-K for Life and Annuity segment financial information.

Investment Management Segment

We conduct  activities  in  Investment  Management  largely  through  PXP and its  subsidiaries,  comprising  two lines of business-- private  client  and  institutional.  Through  our  private  client  line of  business,  we provide  investment management  services  principally on a discretionary  basis, with products consisting of open-end mutual funds and managed accounts.  Managed accounts include intermediary  programs sponsored and distributed by non-affiliated  broker-dealers and direct managed  accounts which are sold and  administered  by us. These two types of managed  accounts  generally  require minimum investments of $100,000 and $1 million,  respectively.  Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through  our  institutional  line of  business,  we provide  discretionary  and  non-discretionary  investment  management services primarily to corporations,  multi-employer retirement funds and foundations,  as well as to endowment,  insurance and other  special  purpose  funds.  In addition,  we offer our  institutional  clients  alternative  financial  products, including  structured finance products and closed-end funds.  Structured finance products include  collateralized debt and bond obligations backed by portfolios of public high yield bonds, emerging markets bonds,  commercial  mortgage-backed and asset-backed securities and/or bank loans.

We conduct  activities in Investment  Management  largely  through PXP and its  subsidiaries.  Investment  Management also includes our minority  investment in Aberdeen Asset  Management plc  ("Aberdeen").  We acquired 22% of the common stock of
Aberdeen in a series of transactions from 1996 through May 2001.

Affiliated Asset Managers

We provide  investment  management  services  through eleven  affiliated  asset managers.  We provide our affiliated asset managers with a consolidated  platform of distribution  and  administrative  support.  Each manager retains  autonomy with respect  to the  investment  process  while we monitor  performance  and ensure  that each  manager  adheres to its stated
investment style. Our affiliated  managers,  and their respective  styles,  products and assets under  management,  are as follows:

-------------------------------------- ------------------------------- --------------------------------- ---------------------
                                                                                                             Assets Under
                                                                                                            Management at
         Affiliated Advisor/                                                                              December 31, 2001
        PXP Ownership/Location               Investment Styles                     Products                 (in billions)
-------------------------------------- ------------------------------- --------------------------------- ---------------------
-------------------------------------- ------------------------------- --------------------------------- ---------------------
GoodwinSM Capital Advisors(1)          Fixed Income -                  Mutual Funds
100%                                   Sector Rotation                 Institutional Accounts
Hartford, CT                                                           Structured Finance Products
                                                                       Phoenix Life General Account             $16.3
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Seneca Capital Management LLC          Equities -                      Mutual Funds
("Seneca") / 68.4% /                   Growth with Controlled Risk     Sponsored Managed Accounts
San Francisco, CA                      Earnings-Driven Growth          Direct Managed Accounts
                                       Tax Sensitive Growth            Institutional Accounts
                                       Fixed Income -                  Structured Finance Products
                                       Value Driven                                                             $15.0
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Roger Engemann and Associates, Inc.    Equities -                      Mutual Funds
("Engemann") /                         Classic Growth                  Sponsored Managed Accounts
100% / Pasadena, CA                                                    Direct Managed Accounts                   $7.6
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Duff & Phelps Investment Management    Equities -                      Mutual Funds
Co. ("DPIM") /                         Core                            Sponsored Managed Accounts
100% / Chicago, IL                     Fixed Income -                  Institutional Accounts
                                       Core                            Closed-end Funds                          $6.9
-------------------------------------- ------------------------------- --------------------------------- ---------------------
OakhurstSM Asset Managers(1)           Equities -                      Mutual Funds
100% / Scotts Valley, CA               Systematic Value                                                          $2.1
-------------------------------------- ------------------------------- --------------------------------- ---------------------

-------------------------------------- ------------------------------- --------------------------------- ---------------------
                                                                                                             Assets Under
                                                                                                            Management at
         Affiliated Advisor/                                                                              December 31, 2001
        PXP Ownership/Location               Investment Styles                     Products                 (in billions)
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Zweig Fund Group ("Zweig") /           Equities/Fixed Income -         Mutual Funds
100% / New York, NY                    Tactical Asset Allocation       Closed-end Funds
                                       Market Neutral                                                            $2.0
-------------------------------------- ------------------------------- --------------------------------- ---------------------
HollisterSM Investment Management(1)   Equities -                      Mutual Funds
/ 100% /                               Traditional Value               Managed Accounts
Sarasota, FL                                                           Institutional Accounts                    $1.0
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Walnut Asset Management LLC            Equities -                      Direct Managed Accounts
("Walnut") /                           Relative Value                  Institutional Accounts
75% / Philadelphia, PA                 Fixed -
                                       Quality Fixed Income                                                      $0.7
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Aberdeen Fund Managers(2) /            Equities -                      Mutual Funds
Ft Lauderdale, FL                      International                                                             $0.4
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Capital West Asset Management, LLC     Equities -                      Direct Managed Accounts
("CapWest") / 65% / Denver, CO         Quantitative Value-Biased       Institutional Accounts
                                       Large Cap
                                       Core Small Cap                                                            $0.1
-------------------------------------- ------------------------------- --------------------------------- ---------------------
Kayne Anderson Rudnick Investment      Equities -                      Sponsored Managed Accounts
Management, LLC ("KAR")(3) / 60% /     Quality at Reasonable Price     Direct Managed Accounts
Los Angeles, CA                                                        Mutual Funds                        (see footnote 3)
-------------------------------------- ----------------------------------------------------------------- ---------------------
                                       Total Assets Under Management                                            $52.1
-------------------------------------- ----------------------------------------------------------------- ---------------------
(1)     A division of Phoenix Investment Counsel, Inc., an indirect wholly-owned subsidiary of PXP.
(2)     A subsidiary of Aberdeen.
(3)     A majority interest in KAR was acquired on January 29, 2002.  At the date of closing, accounts totaling $7.5 billion in assets under management had consented to the transaction.

Investment  Management also includes a minority investment by Phoenix Life in Aberdeen,  a Scottish investment  management company with institutional and retail clients in the United Kingdom,  as well as in continental  Europe,  Asia,  Australia and the U.S. Aberdeen has offices in seven countries,  including Scotland,  England,  Singapore and the U.S. Our strategic investment in Aberdeen provides us with a means of participating in global asset management.

Investment Management Products

         Private Client Products

Managed Accounts.  We provide  investment  management  services through  participation in sixty-one  intermediary  managed account  programs  sponsored  by various  broker-dealers  such as Merrill  Lynch and Morgan  Stanley  Dean  Witter.  These
programs enable an advisor's  client to select PXP as the provider of  discretionary  portfolio  management  services,  in return for an asset-based  fee paid by the client to the  broker-dealer,  which then pays a management fee to us. Seven of these programs  include more than one of our affiliated  asset managers.  In 2001, we were one of the largest  managers of client  assets in the  "Consults"  intermediary  managed  account  program of Merrill  Lynch.  As of December  31, 2001 we managed 39,010 accounts relating to such intermediary  managed account programs,  representing  approximately $5.8 billion of assets under management.

Mutual Funds.  Our affiliated  asset managers are investment  advisers and/or  sub-advisers to fifty-four  open-end mutual funds,  which had aggregate assets under  management of approximately  $11.2 billion as of December 31, 2001. These mutual funds are  available  primarily  to retail  investors.  Fourteen of these  funds are  included  as  investment  choices to purchasers of our variable life and variable annuity products.

         Institutional Products

Institutional  Accounts.  We have over six hundred  institutional  clients,  consisting  primarily of medium-sized pension and profit sharing plans of corporations,  government  entities and unions, as well as endowments and foundations,  public and multi-employer retirement funds and other special purpose funds.

Closed-End  Funds.  We  manage  the  assets  of five  closed-end  funds,  each of which is  traded  on the New York  Stock
Exchange:  Duff & Phelps Utility  Tax-Free  Income,  Inc.;  Duff & Phelps Utility and Corporate Bond Trust;  Duff & Phelps
Utilities Income, Inc.; The Zweig Fund, Inc.; and The Zweig Total Return Fund, Inc.

Structured Finance Products.  We manage eight structured  finance products,  and also act as a sub-adviser to a structured finance  product  sponsored by a third  party.  These  products are  collateralized  debt and bond  obligations  backed by portfolios of high yield bonds, emerging markets bonds and/or asset-backed securities.

Phoenix  Life  General  Account  and  Related  Assets.  PXP  manages  most of the  assets of the Life  Companies'  general accounts, as well as other assets such as the Phoenix Life pension plan.

Investment Management Distribution and Marketing

We distribute our private client Investment  Management products through advisors at non-affiliated  national and regional broker-dealers,  advisor groups,  and financial planning firms, as well as through WS Griffith and Main Street Management.
As of December 31, 2001, we employed  twenty-seven  wholesalers,  supported by marketing staff,  technology,  and planning and educational tools, to call on advisors at these distribution  channels.  All eleven of our asset managers are marketed exclusively  through  this  wholesaling  platform,  providing  us  with  both  operational  efficiencies  and  significant cross-selling opportunities.

We also have an Institutional  Marketing Group, which markets our complete  institutional  product offering to consultants and other  institutional  clients.  This shared  platform,  which was first set up in 2000, is complemented by experienced institutional salespersons at several of our affiliated asset managers.

We seek to expand  private  client  distribution  and marketing of our  Investment  Management  products by leveraging the relationships  of our  affiliated  asset managers with  broker-dealers  to get  additional  asset managers  represented in existing  intermediary  programs,  as well as by selling our mutual fund offerings to managed account clients.  Similarly, we expect to leverage our existing  institutional  investment  advisory  relationships  by offering  consultants and their clients centralized access to all of our investment management styles, including alternative financial products.

         Distribution of Private Client Products

We  distribute  managed  accounts  through  financial  intermediaries  such as  broker-dealers,  and directly  through our affiliated  asset managers.  In particular,  we attempt to leverage our  distribution  relationships  for Life and Annuity products to enhance our  distribution  of managed  accounts.  We believe  distributors  who are familiar with our Life and
Annuity  products are more  receptive to selling our managed  account  products.  We  distribute  our mutual fund products through  non-affiliated  national and  regional  broker-dealers,  financial  advisors  and other  financial  institutions, representing  approximately  2,400 selling  agreements and 23,000  registered  representatives.  We also distribute mutual funds through our wholly-owned retail broker-dealer, WS Griffith.

         Distribution of Institutional Products

We direct our  institutional  marketing efforts  primarily toward  investment  management  consultants who are retained by institutional  investors to assist in competitive reviews of potential  investment managers.  These consultants  recommend investment managers to their institutional  clients based on their review of investment  managers'  performance  histories and investment styles. We maintain  relationships with these consultants and provide  information and materials to them in order to facilitate their review of our funds.

PXP Assets Under Management

The following table presents information regarding the assets under management by PXP as of the dates indicated:

                                                  Asset Flow Summary

                                                                               For the Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           1999             2000              2001
                                                                       -------------    --------------    --------------
Private Client Products:                                                                (in millions)
Mutual Funds:
Assets under management, beginning of period..........................    $14,407.4        $ 18,073.4        $ 14,716.7
   Deposits and reinvestments.........................................      1,657.8           2,068.5           1,817.8
   Redemptions and withdrawals........................................     (3,216.3)         (3,492.0)         (2,756.4)
   Asset flows from acquisitions, dispositions and reclassifications(1)     2,099.8                --                --
   Performance (net of fees)..........................................      3,124.7          (1,933.2)         (2,556.5)
                                                                       -------------    --------------    --------------
   Assets under management, end of period.............................   $ 18,073.4        $ 14,716.7        $ 11,221.6
                                                                       =============    ==============    ==============
Intermediary Programs:
Assets under management, beginning of period..........................    $ 5,969.6          $8,689.7          $8,404.1
   Deposits and reinvestments.........................................      2,002.5           3,668.9           2,607.7
   Redemptions and withdrawals........................................       (876.1)         (1,408.0)         (2,316.0)
   Asset flows from acquisitions, dispositions and reclassifications(5)          --                --              10.7
   Performance (net of fees)..........................................      1,593.7          (2,546.5)         (2,886.9)
                                                                       -------------    --------------    --------------
Assets under management, end of period................................    $ 8,689.7          $8,404.1          $5,819.6
                                                                       =============    ==============    ==============
Direct Managed Accounts:
Assets under management, beginning of period..........................    $ 2,749.1          $3,509.9          $3,056.0
   Deposits and reinvestments.........................................        140.7             200.5             114.2
   Redemptions and withdrawals........................................       (158.2)           (211.8)           (230.4)
   Asset flows from acquisitions, dispositions and
      reclassifications(2)(5).........................................        433.0            (130.0)            737.8
   Performance (net of fees)..........................................        345.3            (312.6)           (658.9)
                                                                       -------------    --------------    --------------
Assets under management, end of period................................     $3,509.9          $3,056.0          $3,018.7
                                                                       =============    ==============    ==============
Institutional Products:
Assets under management, beginning of period..........................   $ 30,361.3        $ 34,328.4        $ 30,416.0
   Deposits and reinvestments.........................................      5,843.7           5,572.5           4,989.0
   Redemptions and withdrawals........................................     (5,025.6)         (7,355.6)         (3,766.9)
   Asset flows from acquisitions, dispositions and
      reclassifications(2)(3)(4)(5)...................................      1,246.5          (3,206.0)          1,054.1
   Performance (net of fees)..........................................      1,902.5           1,076.7            (662.0)
                                                                       -------------    --------------    --------------
Assets under management, end of period................................   $ 34,328.4        $ 30,416.0        $ 32,030.2
                                                                       =============    ==============    ==============
Total:
Assets under management, beginning of period..........................   $ 53,487.4        $ 64,601.4        $ 56,592.8
   Deposits and reinvestments.........................................      9,644.7          11,510.4           9,528.7
   Redemptions and withdrawals........................................     (9,276.2)        (12,467.4)         (9,069.7)
   Asset flows from acquisitions, dispositions and reclassifications..      3,779.3          (3,336.0)          1,802.6
   Performance (net of fees)..........................................      6,966.2          (3,715.6)         (6,764.3)
                                                                       -------------    --------------    --------------
Assets under management, end of period................................   $ 64,601.4        $ 56,592.8        $ 52,090.1
                                                                       =============    ==============    ==============
-------------

(1)      Includes asset inflows of $2.1 billion related to the Zweig acquisition in 1999.
(2)      Includes asset inflows of $0.7 billion related to the Walnut acquisition in 2001.
(3)      Includes asset outflows of $3.3 billion in 2000 related to the sale of Cleveland operations.
(4)      Includes asset inflows of $1.7 billion related to the Zweig acquisition and $0.8 billion related to the Phoenix
         IPO in 1999 and 2001, respectively.
(5)      Includes asset inflows of $0.1 billion from CapWest in 2001.

Investment Management Competition

We face substantial competition in all aspects of our investment management business.

In our private client  business,  we compete for affluent and  high-net-worth  customers with a large number of investment management  firms and  others.  We  compete  for  mutual  fund  business  with  hundreds  of fund  companies.  Many of our competitors in the mutual fund industry are larger,  have been established  longer,  offer less expensive  products,  have deeper  penetration in key  distribution  channels and have more  resources.  Competition in the private client segment is based on  several  factors,  including:  investment  performance,  the  ability  to  successfully  penetrate  distribution channels,  service to advisors and their clients,  product development that meets the changing needs of advisors and their clients, fees and expense control.

The institutional asset management business is also highly  competitive,  with over 23,000 registered  investment advisory firms active  nationwide.  Consolidation  activity in recent years has increased the  concentration of competitors  within certain asset classes.  We compete with other investment  management  firms,  insurance  companies,  banks and mutual fund companies,  many of which are larger and have greater  resources.  We believe the keys for competing  successfully  in the institutional  segment are investment  performance and customer  service.  Our competitive  strategy focuses on attracting assets through  superior  performance.  Consistent with this strategy,  we continually  evaluate  opportunities to develop internally or acquire  investment  management  operations  and strive to improve our  investment  management  products and services.

Investment Management Financial Information

See Management's Discussion and Analysis in this Form 10-K for Investment Management segment financial information.

Venture Capital Segment

We have  invested in the venture  capital  markets for over twenty years  through  Phoenix  Life's  investment  portfolio.
Venture  capital  represented  4% and 2% of total  investments  and cash and cash  equivalents as of December 31, 2000 and
2001, respectively. The carrying value of our venture capital partnerships was $291.7 million as of December 31, 2001.

Our venture  capital  investments  are primarily in the form of limited  partnership  interests in venture  capital funds, leveraged buyout funds and other private equity  partnerships  sponsored and managed by third parties.  We refer to all of these types of investments as venture capital.  We currently have eighty-eight  partnership  investments through forty-one sponsors.  We believe our long-standing  relationships and history of consistent  participation with many well-established venture capital sponsors gives us preferred access to attractive venture capital opportunities.

We view our venture capital  investments as an opportunity to enhance our portfolio returns.  Returns in recent years have had a significant  impact on our earnings,  which has lead us to report venture capital as a separate  reporting  segment.
We generally allocate between 1.0% and 1.5% of annual investable cash flow to venture capital investments.

Venture Capital Financial Information

See Management's Discussion and Analysis in this Form 10-K for Venture Capital segment financial information.

Corporate and Other Segment

The  Corporate  and Other  segment  includes  unallocated  capital  and  expenses  as well as  certain  businesses  not of sufficient scale to report  independently.  Corporate and Other also includes our international  operations other than our investments  in Aberdeen and Lombard  International  Assurance,  S.A.  ("Lombard").  We are  committed to  establishing  a presence in select  international  growth  markets when  opportunities  arise to enhance our wealth  management  strategy.
Generally  we have  targeted  parts of the  world  where we  believe  there  are  significant  opportunities  in the asset accumulation  market,  including pension  management and/or  specialized life products.  As of December 31, 2001,  through this segment we had a total of $40.2 million invested in businesses in six countries.

Corporate and Other also includes an investment  in Hilb,  Rogal and Hamilton  Company  ("HRH") which we obtained upon our sale of American Phoenix Corporation  ("APC"),  our property and casualty  distribution  subsidiary  organized in 1981. In
1999, we sold our majority  interest in APC to HRH for convertible  debt and an equity interest in HRH, a  publicly-traded property and casualty  company.  We also have contractual  rights to designate two nominees for election to HRH's board of directors.  As of December 31, 2001,  two of our  designees  were serving as HRH  directors.  As of December 31, 2001,  we owned 6.4% of the outstanding HRH common stock,  14.8% on a diluted basis. This relationship  provides us with a potential strategic marketing opportunity through HRH's distribution network.

Corporate and Other Financial Information

See Management's Discussion and Analysis on this Form 10-K for Corporate and Other segment financial information.

Reserves

We  establish  and report  liabilities  for future  policy  benefits  on our  consolidated  balance  sheet to reflect  the obligations  under our  insurance  policies and  contracts.  Our  liability  for variable  universal  life  insurance  and universal life insurance policies and contracts is equal to the cumulative account balances,  plus additional  reserves we establish with respect to policy  riders.  Cumulative  account  balances  include  deposits plus credited  interest,  less expense  and  mortality  charges  and  withdrawals.  Reserves  for future  policy  benefits  for whole life  policies  are calculated based on actuarial assumptions that include investment yields, mortality, lapses and expenses.

Reinsurance

While we have underwriting  expertise and have experienced  favorable mortality trends, we believe it is prudent to spread the risk  associated  with our  life  insurance  products  through  reinsurance.  As is  customary  in the life  insurance industry,  our reinsurance program is designed to protect us against adverse mortality  experience generally and to reduce the potential loss we might face from a death claim on any one life.

We cede risk to other insurers  under various  agreements  that cover  individual  life  insurance  policies as a means of reducing  mortality  risk. The amount of risk retained by us depends on our evaluation of the specific risk,  subject,  in certain  circumstances,  to maximum  limits  based on  characteristics  of  coverage.  Under the terms of our  reinsurance agreements,  the  reinsurer  agrees to reimburse us for the ceded  amount in the event a claim is  incurred.  However,  we remain liable to our policyholders  with respect to ceded insurance if any reinsurer fails to meet its obligations.  Since we bear the risk of  nonpayment  by one or more of our  reinsurers,  we cede  business to  well-capitalized,  highly rated insurers.  While our  retention  limit on any one life is $8 million ($10  million on  second-to-die  cases),  we may cede amounts below those limits on a case-by-case basis depending on the  characteristics  of a particular risk.  Typically our reinsurance  contracts  allow us to  reassume  ceded  risks after a  specified  period.  This right is valuable  where our mortality  experience is  sufficiently  favorable to make it financially  advantageous  for us to reassume the risk rather than continue paying reinsurance premiums.

We  reinsure  80% of the  mortality  risk on a block of  policies  acquired  from  Confederation  Life  Insurance  Company
("Confederation  Life") in 1997. We entered into two separate  reinsurance  agreements in 1998 and 1999 to reinsure 80% of the mortality risk on a substantial  portion of its otherwise retained  individual life insurance  business.  In addition, we reinsure up to 90% of the mortality risk on some new issues.

As of December 31,  2001, we had ceded  $75.8 billion  in face amount of reinsurance,  representing  68% of our total face amount of $111.7  billion of life  insurance in force.  The  following  table lists our five  principal  life  reinsurers, together  with the  reinsurance  recoverables  on a  statutory  basis as of  December 31,  2001,  the face  amount of life insurance ceded as of December 31, 2001, and the reinsurers' respective A.M. Best ratings
                                                                                      Face Amount of
                                                                 Reinsurance          Life Insurance
                                                             Recoverables as of        Ceded as of        A.M. Best
         Reinsurer                                            December 31, 2001     December 31, 2001    Rating (1)
         ---------                                            -----------------     -----------------    ------
         Transamerica Occidental Life Insurance
              Company                                           $6.2 million           $8.8 billion      A+
         Life Reassurance Corp. of America (2)                  $5.2 million           $8.9 billion      A++
         Allianz Life Insurance Co. Of North America            $3.7 million           $9.4 billion      A++
         Employers Reinsurance Corp.                            $3.9 million           $8.0 billion      A++
         Annuity and Life Reassurance Ltd.(3)                   $2.4 million           $4.4 billion      A
-------
(1)      As of December 31, 2001.
(2)      An affiliate of Swiss Re Life & Health America Inc.
(3)      As of February 8, 2002, AM Best has placed the company under review with negative implications.

General Development of Business

The Phoenix  Companies,  Inc. was incorporated in Delaware in March 2000. Our principal  executive  offices are located at
One American Row,  Hartford,  Connecticut  06102-5056.  Our telephone number is (860) 403-5000.  Our website is located at
http://www.phoenixwm.com.  (This URL is intended to be an inactive  textual  reference  only.  It is not intended to be an active  hyperlink  to our  website.  The  information  on our website is not, and is not intended to be, part of this Form
10-K and is not incorporated into this report by reference.)

Phoenix Life was  organized in  Connecticut  in 1851.  In 1992,  in  connection  with its merger with Home Life  Insurance
Company ("Home  Life"),  the company  redomiciled  to New York and changed its name to Phoenix Home Life Mutual  Insurance
Company ("Phoenix Mutual").

The Reorganization and Initial Public Offering

On December 18, 2000,  the Board of Directors of Phoenix Mutual  unanimously  adopted a plan of  reorganization  which was amended and restated on January 26, 2001. On June 25, 2001,  the effective  date of its  demutualization,  Phoenix  Mutual converted from a mutual life  insurance  company to a stock life insurance  company,  became a wholly-owned  subsidiary of
The Phoenix  Companies,  Inc.  ("Phoenix")  and changed its name to Phoenix Life. At the same time, PXP became an indirect wholly-owned  subsidiary of Phoenix. All policyholder  membership interests in the mutual company were extinguished on the effective  date and eligible  policyholders  of the mutual  company  received 56.2 million  shares of common stock,  $28.8 million of cash and $12.7 million of policy credits as compensation.

In addition,  on June 25, 2001,  Phoenix  completed its initial  public  offering  ("IPO") in which 48.8 million shares of common  stock  were  issued at a price of $17.50 per share.  Net  proceeds  from the IPO were  $807.9  million,  which was contributed to Phoenix Life, as required under the plan of  reorganization.  On July 24, 2001,  Morgan Stanley Dean Witter
exercised its right to purchase an additional  1,395,900  shares of the common stock of Phoenix at the IPO price of $17.50 per share less underwriter's discount. Net proceeds of $23.2 million were contributed to Phoenix Life.

Phoenix Life established a closed block for the benefit of holders of certain  individual life insurance  policies (closed block  policies).  The  purpose  of  the  closed  block  is  to  ensure  that  the  reasonable  dividend  expectations  of policyholders  who own  policies  included in the closed  block are met.  On the  effective  date of the  demutualization,
Phoenix Life allocated  assets to the closed block in an amount that produces cash flows which,  together with anticipated revenue from the closed block  policies,  are reasonably  expected to be sufficient in the  aggregate:  (i) to support the obligations  and  liabilities  relating to these  policies,  and (ii) to provide for a continuation  of dividend scales in effect at that time, if the experience  underlying  such scales  continues.  Appropriate  adjustments  will be made to the dividend  scales when actual  experience  differs from the aggregate  experience  underlying  such scales.  In particular, actual  experience may, in the aggregate,  be more favorable than Phoenix Life assumed in  establishing  the closed block.
In that case, the policy  dividend  scale may be increased.  Conversely,  to the extent that actual  experience is, in the aggregate,  less favorable than Phoenix Life assumed in  establishing  the closed block,  the policy dividend scale may be decreased,  unless Phoenix Life chooses to use assets from outside the closed block to support the  dividends.  The assets allocated  to the closed  block and any cash flows  provided by those  assets will solely  benefit the holders of policies included in the closed block, except in the unlikely event of Phoenix Life's liquidation.

In addition to the closed block assets,  we hold assets  outside the closed block in support of closed block  liabilities.
Investment  earnings on these assets less allocated  expenses and the amortization of deferred  acquisition  costs provide an  additional  source of earnings to our  shareholders.  In addition,  the  amortization  of deferred  acquisition  costs requires the use of various  assumptions.  To the extent that actual  experience is more or less  favorable  than assumed, shareholder earnings will be impacted.

In addition,  Phoenix Life remains  responsible  for paying the  benefits  guaranteed  under the policies  included in the closed block, even if cash flows and revenues from the closed block prove  insufficient.  Management does not believe that
Phoenix  Life will have to pay these  benefits  from assets  outside the closed  block  unless the closed  block  business experiences very substantial  adverse deviations in investment income,  mortality,  policy persistency or other experience factors.  Phoenix Life intends to accrue any  additional  contributions  necessary to fund  guaranteed  benefits under the closed block only if and when it becomes probable that Phoenix Life will be required to fund any shortage.

The following charts illustrate our corporate structure before and immediately after the demutualization.

                                             STRUCTURE BEFORE DEMUTUALIZATION

POLICYHOLDERS, with 100% ownership of -

        Phoenix Home Life Mutual Insurance Company, with 100% ownership of -

                PM Holdings, Inc., with ownership interests in other domestic and foreign subsidiaries and with 100% ownership of -

                        Phoenix Investment Partners, Ltd.

STRUCTURE AFTER DEMUTUALIZATION

The Phoenix Companies, Inc., with 100% ownership of -

        Phoenix Life Insurance Company, with 100$ ownership of -

                PM Holdings, Inc., with ownership interests in other domestic and foreign subsidiaries

        Phoenix Investment Management Company, Inc., with 100% ownership of -

                Phoenix Investment Partners, Ltd., with ownership interests in other domestic and foreign subsidiaries

        Phoenix Distribution Holding Company (1)

        Phoenix National Trust Holding Company, with 100% ownership of -

                Phoenix Charter Oak Trust Company (2)

--------
(1)      Direct and indirect subsidiaries of this holding company include PHL Associates, Inc., Main Street Management and WS Griffith.
(2)      See note 27 - "Subsequent Events" to the Consolidated Financial Statements in this Form 10-K.

As of December 31, 2001, we employed approximately 2,185 people, and we believe our relations with our employees are good.

Strategic Acquisitions and Investments

We made a number of strategic  acquisitions  and  investments  designed to solidify our position as a leading  provider of wealth  management  solutions  through  advisors  to  the  affluent  and  high-net-worth  market  and  to  businesses  and institutions.

           Life and Annuity

o        In 2000, we acquired a controlling  interest in Main Street  Management,  a broker-dealer  with approximately 250 registered  representatives  which generated over 80% of its 2000 revenues from sales of variable  annuities and mutual funds.

o        In 1999,  we acquired  approximately  12% of Lombard,  a  pan-European  life insurer  based in  Luxembourg  which provides unit-linked life assurance products designed exclusively for high-net-worth investors.

o        In 1999,  we acquired a  controlling  interest  in PFG,  which  develops,  markets  and  underwrites  specialized individually customized life and annuity products for high-net-worth investors.

o        In 1998 and 2000,  we purchased in a series of  transactions  a total of 9% of the common stock of  Clark/Bardes,
              Inc. ("Clark/Bardes"),  which provides a variety of compensation and benefit services to corporations, banks and healthcare organizations.

o        In 1997, we acquired a $1.4 billion block of individual  life and single  premium  deferred  annuity  business of the former Confederation Life, a company in liquidation.

o        In 1992,  Phoenix Mutual merged with Home Life, which enabled us to expand our affiliated  distribution,  broaden our product offerings,  consolidate our back-office  operations and create one of the fifteen largest mutual life insurance companies in the United States of America.

           Investment Management

o        On January 29, 2002,  we acquired a 60% interest in KAR, a Los  Angeles-based  investment  management  firm.  KAR provides investment management services to high-net-worth individuals,  institutional accounts and sponsored managed accounts. See "Recent PXP Acquisitions" in Management's Discussion and Analysis in this Form 10-K.

o        On November 14, 2001, we acquired a 65% interest in CapWest, a Denver-based  investment  management firm. CapWest provides investment management services to high-net-worth individuals,  institutional accounts and sponsored management  accounts.  See "Recent PXP  Acquisitions"  in Management's  Discussion and Analysis in this Form
              10-K.

o        In January 2001, we acquired a 75% interest in Walnut,  a  Philadelphia-based  investment  management  firm,  and
              Rutherford,  Brown and Catherwood,  LLC  ("Rutherford"),  its affiliated  registered  broker-dealer.  Walnut provides investment management services primarily to high-net-worth individuals and institutional accounts.

o        In 1999, we acquired the retail mutual fund and  closed-end  fund  businesses of Zweig,  a New  York-based  asset management firm with a conservative approach to equity investing with market downside protection.

o        In 1997, we acquired Engemann,  an asset management firm based in Pasadena.  Engemann has an established presence in the managed account business, as well as in the affluent and high-net-worth market.

o        In 1997, we acquired  approximately  75% of Seneca,  an asset  management firm based in San Francisco.  Seneca is primarily an institutional  manager with a notable presence in the endowment and foundation markets, as well as the affluent and  high-net-worth  market.  In 2001, we  transferred a 6.5% interest in Seneca to Seneca's management.

o        In a series of  transactions  from 1996 through May 2001,  we acquired  approximately  22% of the common stock of
              Aberdeen,  a Scottish firm that manages assets of institutional and retail clients in several countries.  In addition, we own subordinated notes of Aberdeen which are convertible at our option, subject to U.K. law.

o        In 1995, we merged Phoenix Life's investment  management  operations with Duff & Phelps  Corporation,  a publicly traded asset  manager,  thereby  creating  Phoenix Duff & Phelps  Corporation,  which is now known as PXP, a non-public subsidiary of Phoenix.

o        In 1993, we acquired National  Securities and Research  Corporation,  an asset management firm with approximately
              $3.0 billion of assets under management at the time of acquisition.

Divestitures of Non-Core Businesses

In keeping with our increased focus on providing wealth management  solutions to the affluent and  high-net-worth  market, since 1997 we repositioned our property and casualty  distribution  business as a non-core operation and disposed of three businesses. We established and developed each of these businesses, and sold each as a going concern.

         o Reinsurance  Operations.  We entered the individual life  reinsurance  market in the early 1960s and thereafter expanded into related  reinsurance lines including,  group accident and group life and health  reinsurance.  In addition to this  business'  lack of strategic fit with our current  operations,  pricing trends in reinsurance in the late 1990s had turned  unfavorable.  In 1999, we sold our reinsurance  business and placed the remaining group accident and health reinsurance business in runoff.

         o Real Estate  Management  Operations.  In 1995, we established a separate real estate management  operation.  In addition to its lack of strategic fit with our current  operations,  we sought to reduce our exposure to equity real estate as an asset class.  In a series of  transactions  in 1998,  1999 and 2000,  we sold our real estate management operations and disposed of the bulk of our equity real estate investments.

         o Group Life and Health  Insurance  Operations.  We entered  the group life and health  markets in the 1950s.  In addition to its lack of strategic fit with our current  operations,  in light of industry  consolidation,  this business did not have the scale to compete  adequately  in the group  insurance  market.  In 2000, we completed the sale of these  operations,  including 97% of the capital stock of the insurance  company which  constituted substantially  all of such  business,  for cash and a 3%  equity  interest  in GE Life  and  Annuity  Assurance
           Company.

Item 2.     Properties

Our executive  headquarters  consist of our main office  building at One American Row and two other buildings in Hartford,
Connecticut.  We own these buildings and occupy most of the space contained in them. In addition to these  properties,  we own offices in Enfield,  Connecticut  and East  Greenbush,  New York,  for use in the operation of our  business.  We also lease office space within and out of the United States of America as needed for our  operations,  including for use by our sales force. We believe that our properties are adequate for our current and expected needs.

Item 3.    Legal Proceedings

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

Discontinued Reinsurance Business

The Life  Companies'  reinsurance  business  included,  among other  things,  reinsurance  by the Life  Companies of other insurance  companies'  group accident and health  business.  During 1999, the Life  Companies  placed its remaining  group accident and health reinsurance  business into runoff,  adopting a formal plan to terminate the related contracts as early as contractually  permitted and not entering into any new contracts.  As part of its decision to discontinue its remaining reinsurance  operations,  Phoenix  Life  reviewed  the  runoff  block and  estimated  the  amount and timing of future net premiums, claims and expenses.

We  established  reserves for claims and related  expenses that we expect to pay on our  discontinued  group  accident and health  reinsurance  business.  These  reserves are a net present value amount that is based on currently  known facts and estimates  about,  among other things,  the amount of insured  losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance  we believe we will collect under our finite  reinsurance  and our other  reinsurance  to cover our losses and the likely legal and  administrative  costs of winding down the  business.  In
2000, we strengthened  our reserves for our discontinued  reinsurance  business by $97 million  (pre-tax).  Total reserves were $30 million at December 31, 2001. In addition,  in 1999 we purchased finite aggregate  excess-of-loss  reinsurance to further protect us from unfavorable  results from this  discontinued  business.  The initial premium for this coverage was
$130 million. The maximum coverage available is currently $175 million and increases to $230 million by 2004.

The Life  Companies  is involved in two sets of disputes  relating to  reinsurance  arrangements  under which it reinsured group accident and health risks.  The first of these involves  contracts for  reinsurance of the life and health  carveout components of workers  compensation  insurance  arising out of a reinsurance pool created and formerly managed by Unicover
Managers,  Inc. ("Unicover").  In addition, the Life Companies is involved in arbitrations and negotiations pending in the
United Kingdom between  multiple layers of reinsurers and reinsureds  relating to transactions in which the Life Companies participated involving certain personal accident excess-of-loss business reinsured in the London market.

In light of our provisions for our  discontinued  reinsurance  operations  through the  establishment  of reserves and the finite  reinsurance,  based  on  currently  available  information,  we do not  expect  these  operations,  including  the proceedings  described above, to have a material adverse effect on our consolidated  financial  position.  However,  given the large and/or  indeterminate  amounts involved and the inherent  unpredictability of litigation,  it is not possible to predict with certainty the ultimate impact on us of all pending matters or of our discontinued reinsurance operations.

Teamsters Local 710 Claim

The  Teamsters  Local 710 pension  account,  which was a DPIM account from 1994 until 1997,  has demanded that DPIM return approximately  $965,000 in investment  management  fees paid to DPIM by the Teamsters  account.  This demand arises out of the  direction by DPIM of client  commission  dollars in exchange for the referral of the  Teamsters  account to DPIM.  To date,  the Teamsters  account has not  commenced  litigation  against  DPIM.  The outcome of this matter will not have any material adverse effect on our business.

Policyholder Lawsuits Challenging the Plan of Reorganization

Three pending lawsuits seek to challenge  Phoenix Life's  reorganization  and the adequacy of the information  provided to policyholders  regarding the plan of  reorganization.  We believe that each of these  lawsuits  lacks merit.  The first of these lawsuits,  Andrew Kertesz v.  Phoenix Home Life Mut. Ins. Co., et al.,  was filed on April 16,  2001, in the Supreme
Court of the State of  New York  for  New York  County.  The  plaintiff  seeks to  maintain a class  action on behalf of a putative class  consisting of the eligible  policyholders  of Phoenix Life as of  December 18,  2000, the date the plan of reorganization was adopted.  Plaintiff seeks compensatory  damages for losses allegedly sustained by the class as a result of the  demutualization,  punitive damages and other relief.  The defendants named in the lawsuit include Phoenix Life and
Phoenix  and their  directors,  as well as Morgan  Stanley &  Co.  Incorporated,  financial  advisor  to  Phoenix  Life in connection with the plan of reorganization.

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

On  October 19,  2001,  motions to dismiss the claims  asserted in the Kertesz and  Fantozzi  lawsuits  were filed.  These motions are pending. We intend to vigorously defend against all claims asserted in these two pending lawsuits.

On  October 22,  2001,  Andrew  Kertesz filed a proceeding  pursuant to Article 78 of the New York  Civil Practice Law and
Rules, Andrew Kertesz v.  Gregory V.  Serio,  et al., in the Supreme Court of New York for New York County. The Article 78
petition seeks to vacate and annul the decision and order of the New York  Superintendent,  dated June 1,  2001, approving the plan of  reorganization.  The petition names as respondents  Phoenix Life and Phoenix and their  directors and the New
York  Superintendent.  We believe that the  allegations  of the petition are  meritless  and intend to  vigorously  defend against all the claims asserted.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security  holders of Phoenix  during the fourth quarter of the fiscal year covered by this report.

                                                         PART II

Item 5.     Market of Registrant's Common Equity and Related Stockholder Matters

In connection  with the June 25, 2001  demutualization  of Phoenix  Mutual,  during the third and fourth quarters of 2001,
Phoenix  issued  10,165  shares of common  stock to eligible  policyholders,  effective  as of June 25. In reliance on the exemption under Section  3(a)(10) of the Securities Act of 1933,  Phoenix issued such shares to  policyholders in exchange for their membership interests without registration under such Act.

The following table presents the high and low prices for the common stock of The Phoenix  Companies,  Inc. on the New York
Stock Exchange ("NYSE") for the periods indicated.

                                                                              High           Low
                                                                           ----------    ----------
For the period from June 21, 2001 through June 30, 2001.............        $18.80        $16.75
Third Quarter.......................................................        $19.35        $12.50
Fourth Quarter......................................................        $18.50        $12.80

Item 6.     Selected Financial Data

The following table sets forth Phoenix's selected  historical  consolidated  financial data as of and for each of the five years  ended  December  31,  2001.  We derived  the data for the years ended  December 31,  1999,  2000 and 2001 and as of
December 31,  2000 and 2001 from our audited  consolidated  financial  statements included elsewhere in this Form 10-K. We derived the data for the years ended  December 31,  1997 and 1998 and as of December 31,  1997, 1998 and 1999 from audited consolidated  financial  statements  not included in this Form 10-K.  Prior to June 25, 2001,  Phoenix Life was the parent company of our consolidated  group. In connection with the  demutualization,  Phoenix Life became a subsidiary and Phoenix became the parent company of our consolidated group.

We prepared the selected  historical  consolidated  financial data, other than statutory data, in conformity with GAAP. We derived  the  statutory  data from the  Annual  Statements  of Phoenix  Life and its  subsidiaries  filed  with  insurance regulatory  authorities and prepared the statutory data in accordance with statutory accounting  practices,  which vary in certain respects from GAAP.

You should read the  following in  conjunction  with  "Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations" and our consolidated financial statements and the notes thereto included in this Form 10-K.

Income Statement Data:(1)                                         For the Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                  1997           1998           1999            2000          2001
                                               -----------    -----------    -----------     -----------    ----------
                                                              (in millions, except earnings per share)
Revenues:
   Premiums...............................      $ 1,087.7      $ 1,175.8       $1,175.7       $ 1,147.4      $1,112.7
   Insurance and investment product fees..          401.3          537.5          574.6           631.0         546.4
   Net investment income..................          720.7          859.6          953.1         1,129.6         835.1
   Net realized investment gains (losses)           111.0           58.2           75.8            89.2         (72.4)
                                               -----------    -----------    -----------     -----------    ----------
      Total revenues......................        2,320.7        2,631.1        2,779.2         2,997.2       2,421.8
                                               -----------    -----------    -----------     -----------    ----------
      Total benefits and expenses.........        2,155.9        2,474.3        2,513.5         2,839.7       2,670.5
                                               -----------    -----------    -----------     -----------    ----------
Income (loss) from continuing operations            124.8           91.9          162.1            94.8        (137.3)
Net income (loss) from discontinued
      operations, net of income taxes(2)..           44.9           45.2         (72.9)           (11.5)            --
Cumulative effect of accounting changes(3)             --             --             --              --         (65.4)
                                               -----------    -----------    -----------     -----------    ----------
Net income (loss).........................        $ 169.7        $ 137.1         $ 89.2          $ 83.3       $(202.7)
                                               ===========    ===========    ===========     ===========    ==========
Pro forma earnings per share from
      continuing operations(4)............         $ 1.19         $  .88         $ 1.55           $ .91        $(1.31)
                                               ===========    ===========    ===========     ===========    ==========
Pro forma earnings per share(4)                    $ 1.62         $ 1.31         $  .85           $ .80        $(1.94)
                                               ===========    ===========    ===========     ===========    ==========

Balance Sheet Data:                                                   As of December 31,
                                         ------------------------------------------------------------------------------
                                            1997             1998            1999             2000            2001
                                         ------------     ------------    ------------     ------------    ------------
                                                                         (in millions)
Total assets.........................      $17,915.0        $18,798.0       $20,287.0        $20,313.2       $22,525.4
                                         ============     ============    ============     ============    ============
Long-term debt.......................        $ 471.1          $ 449.3         $ 499.4          $ 425.1         $ 599.3
                                         ============     ============    ============     ============    ============
Total liabilities....................      $16,117.6        $16,969.4       $18,430.9        $18,335.4       $20,120.9
                                         ============     ============    ============     ============    ============
Minority interest in net assets of
   consolidated subsidiaries.........        $ 136.5          $  92.0         $ 100.1          $ 136.9         $   8.8
                                         ============     ============    ============     ============    ============
Total equity.........................       $1,660.9         $1,736.6        $1,756.0         $1,840.9        $2,395.7
                                         ============     ============    ============     ============    ============

                                                           As of or for the Year Ended December 31,
                                         ------------------------------------------------------------------------------
                                            1997             1998            1999             2000            2001
                                         ------------     ------------    ------------     ------------    ------------
Other Data:                                                              (in millions)
Assets under management..............      $54,742.8        $61,147.7       $73,181.4        $64,543.5       $61,215.1
                                         ============     ============    ============     ============    ============
Statutory Data:
Premiums and deposits................      $ 2,911.7        $ 2,578.8       $ 2,330.2        $ 2,344.8      $  3,152.4
                                         ============     ============    ============     ============    ============
Net income...........................        $  66.6        $   108.7       $   131.3        $   266.1      $    (13.4)
                                         ============     ============    ============     ============    ============
Policyholder surplus(5)..............        $ 844.0          $ 905.3       $ 1,054.1        $ 1,322.8      $  1,149.8
Asset valuation reserve ("AVR")(6)...          308.8            300.3           373.2            560.4           223.4
                                         ------------     ------------    ------------     ------------    ------------
   Total surplus and AVR.............      $ 1,152.8        $ 1,205.6       $ 1,427.3        $ 1,883.2      $  1,373.2
                                         ============     ============    ============     ============    ============
--------

(1)      See note 3 to our  consolidated  financial  statements  included  in this  Form  10-K for a  summary  of our significant  accounting  policies.  The above  income  statement  data have been  derived  from our  audited financial  statements,  which have been  retroactively  restated to reflect the  adoption of all  applicable authoritative GAAP literature and accounting changes.

(2)      During 1999,  Phoenix Life  discontinued the operations of three of its businesses which in prior years were reflected as the following  reportable  business segments:  reinsurance  operations,  real estate management operations, and group life and health insurance operations.

         The   discontinuation  of  these  businesses   resulted  from  the  sales  of  several  operations  and  the implementation  of plans to withdraw from the remaining  businesses.  These  transactions  do not affect the comparability  of the financial  data. The assets and liabilities of the  discontinued  operations have been excluded from the assets and liabilities of continuing  operations and separately  identified in the balance sheet  data.  Likewise,  the income  statement  data have been  restated  for 1997 and 1998 to exclude  from continuing  operations the operating  results of discontinued  operations.  See note 14 to our  consolidated financial statements included in this Form 10-K.

(3)      In the first quarter of 2001, we recognized  the following  cumulative  effect  adjustments  for  accounting changes:

         o  Venture Capital

         We record  our  investments  in  venture  capital  partnerships  in  accordance  with the  equity  method of accounting.  We record  our share of the net equity in  earnings  of the  venture  capital  partnerships  in accordance  with  GAAP,  using  the most  recent  financial  information  received  from  the  partnerships.
         Historically,  this  information had been provided to us on a one-quarter  lag. Due to the volatility in the equity  markets,  we believed the  one-quarter  lag in reporting was no longer  appropriate.  Therefore,  we changed our method of applying the equity method of accounting to eliminate the quarterly lag in reporting.

         We recorded a charge of $48.8 million (net of income taxes of $26.3  million)  representing  the  cumulative effect of this  accounting  change on the fourth  quarter of 2000.  The  cumulative  effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

         o  Derivatives

         Effective  January  1,  2001,  we adopted a new  accounting  pronouncement,  SFAS No.  133,  Accounting  for
         Derivative  Instruments and Hedging Activities.  This adoption resulted in a cumulative effect adjustment of
         $3.9 million (net of income taxes of $2.1  million).  See note 3 to our  consolidated  financial  statements included in this Form 10-K.

         In the second  quarter of 2001, we recognized  the following  cumulative  effect  adjustment  for accounting changes:

         o  Securitized Financial Instruments

         Effective  April 1, 2001, we adopted EITF Issue No. 99-20,  Recognition of Interest Income and Impairment on
         Certain  Investments  ("EITF  99-20").  This  pronouncement   requires  investors  in  certain  asset-backed
         securities  to  record  changes  in their  estimated  yield on a  prospective  basis  and to apply  specific valuation  methods to these securities for an  other-than-temporary  decline in value. Upon adoption of EITF
         99-20, we recorded a $20.5 million charge to net income as a cumulative effect of accounting  change, net of income taxes.

(4)      Earnings per share for the five years in the period ended  December 31, 2001 is calculated  pro-forma  based on 104.6 million  weighted-average  shares outstanding.  The pro forma  weighted-average  shares outstanding calculation excludes the period of time before the IPO, during which no common stock shares were issued.

(5)      In accordance with accounting practices prescribed by the New York State Insurance Department,  policyholder surplus for 1997 and subsequent  periods  includes $175.0 million of total principal amount of surplus notes outstanding.

(6)      This statutory  reserve is intended to mitigate  changes to the balance sheet as a result of fluctuations in asset values.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's  discussion and analysis reviews our consolidated  financial  condition as of December 31, 2000 and 2001; our consolidated  results of operations for the years ended December 31, 1999, 2000 and 2001; and, where appropriate,  factors that may affect our  future  financial  performance.  You  should  read this  discussion  in  conjunction  with  "Selected
Financial Data" and our consolidated financial statements and the notes thereto included in this Form 10-K.

Overview

We are a leading  provider of wealth  management  products and services  offered  through a variety of select advisors and financial  services firms to serve the  accumulation,  preservation and transfer needs of the affluent and  high-net-worth market,  businesses and institutions.  We refer to our products and services together as our wealth management  solutions.
We offer a broad range of life insurance,  annuity and investment  management solutions through a variety of distributors.
These  distributors  include  affiliated and  non-affiliated  advisors and financial services firms who make our solutions available to their clients.

We provide our wealth management  solutions through two operating  segments - Life and Annuity and Investment  Management.
Through  Life and  Annuity we offer a variety of life  insurance  and  annuity  products,  including  universal,  variable universal,  whole and term  life  insurance,  and a range of  annuity  offerings.  We  conduct  activities  in  Investment
Management  largely  through Phoenix  Investment  Partners,  Ltd.  ("PXP") and its  subsidiaries,  comprising two lines of business-- private  client  and  institutional.  Through  our  private  client  line of  business,  we provide  investment management  services  principally on a discretionary  basis, with products consisting of open-end mutual funds and managed accounts.  Managed accounts include intermediary  programs sponsored and distributed by non-affiliated  broker-dealers and managed accounts sold and administered by us. These two types of managed accounts  generally  require minimum  investments of $100,000 and $1 million,  respectively.  Our private  client  business also provides  transfer  agency,  accounting and administrative services to most of our open-end mutual funds.

We report our  remaining  activities in two  non-operating  segments-- Venture  Capital and  Corporate and Other.  Venture
Capital includes investments  primarily in the form of limited partnership  interests in venture capital funds,  leveraged buyout funds and other private equity partnerships  sponsored and managed by third parties. See "Business--Venture  Capital
Segment." Corporate and Other includes  unallocated capital and expenses,  as well as certain businesses not of sufficient scale to report independently.  See  "Business--Corporate  and Other Segment." These non-operating segments are significant for  financial  reporting  purposes,  but do not  contain  products or  services  relevant  to our core wealth  management operations.

We derive our revenues principally from:

         o  premiums on whole life insurance;
         o  insurance and investment product fees on variable life and annuity products and universal life products;
         o  investment management and related fees; and
         o  net investment income and net realized investment gains.

Under accounting  principles generally accepted in the United States of America ("GAAP"),  premium and deposit collections for variable  life,  universal  life and annuity  products  are not recorded as revenues but are instead  reflected on the balance  sheet as an increase in  separate  account  liabilities  (in the case of certain  investment  options of variable products) or in policy  liabilities  and accruals (in the case of other  products) or  policyholder  deposit funds (in the case of fixed annuities and certain investment options of variable annuities).

Our expenses consist principally of:

         o insurance policy benefits provided to  policyholders,  including  interest  credited on policyholders'  general account balances;
         o  policyholder dividends;
         o  amortization of deferred policy acquisition costs;
         o  amortization of goodwill and other intangible assets;
         o  interest expense;
         o  other operating expenses; and
         o  income taxes.

Our profitability depends principally upon:

         o the  adequacy  of our product  pricing,  which is  primarily  a function of our ability to select  underwriting risks,  as well as our  mortality  experience,  our ability to  generate  investment  earnings,  our ability to maintain  expenses in  accordance  with our pricing  assumptions,  and our policies'  persistency,  meaning the percentage of policies remaining in force from year to year as measured by premiums;
         o  the amount and composition of assets under management;
         o the  maintenance  of our target  spreads  between the rate of  earnings on our  investments  and  dividend  and interest rates credited to customers; and
         o  our ability to manage expenses.

Prior to the demutualization,  we focused on participating life insurance products,  which pay policyholder  dividends. As of December 31, 2001, 75% of our life  insurance  reserves were for  participating  policies.  As a result,  a significant portion of our  expenses  consists,  and will  continue  to consist,  of such  policyholder  dividends.  Our net income is reduced by the amounts of these  dividends.  Policyholder  dividends paid were $360.5  million,  $378.0 million and $400.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Our sales and  financial  results  over the last  several  years have been  affected  by  economic  and  industry  trends.
Americans  generally,  have  begun to rely less on whole  life  insurance,  defined  benefit  retirement  plans and social security and other government  programs to meet their  post-retirement  financial needs.  Reflecting this trend,  sales of our whole life  insurance  products have declined in recent years.  Concurrently,  the baby boom  generation  has begun to enter its prime  savings  years.  These  factors  have had a positive  effect on sales of our  variable  life and  annuity products, mutual funds and managed account products. See "Business--Market Opportunity."

Discontinued Operations

We discontinued the operations of several  businesses that did not align with our business strategy.  The  discontinuation involved the sales of several operations and the implementation of plans to withdraw from other businesses.

During 1999,  we sold our real estate  management  business  and signed a definitive  agreement to sell our group life and health  insurance  business.  This latter sale was completed in the second  quarter of 2000. We recorded net pre-tax gains of $5.9 million in 1999 and $71.1 million in 2000 in connection with these dispositions.

Also in 1999, we exited our  reinsurance  business,  which included  individual  life  reinsurance,  group life and health reinsurance  and  group  personal  accident  business,  by  selling  the  individual  life and the group  life and  health reinsurance  businesses  and placing the  remaining  group  accident  and health  reinsurance  business  into  runoff.  We recognized  pre-tax  losses of $173.1  million  in 1999 and  $103.0  million in 2000 in  connection  with this  exit.  See
"Business--Divestitures  of Non-Core  Businesses."  Included in the 2000 loss is an  increase in reserve  estimates  on the group  accident  and health  reinsurance  business of $97.0  million  (pre-tax).  See note 14 to our audited  consolidated financial statements included in this Form 10-K.

The assets and  liabilities  of the  discontinued  operations  are excluded from the assets and  liabilities of continuing operations  and  separately  identified on our  consolidated  balance  sheet.  Net assets of the  discontinued  operations totaled $25.5 million and $20.8 million as of December 31, 2000 and 2001,  respectively.  Our  consolidated  statements of income  have been  restated  for 1999 to  exclude  from  continuing  operations  the  operating  results  of  discontinued
operations.  See "Selected  Financial Data" and note 14 to our  consolidated  financial  statements  included in this Form
10-K for information about the operating results of our discontinued operations.

Purchase of PXP Minority Interest

On September  10, 2000,  Phoenix Life  Insurance  Company  ("Phoenix  Life") and PXP entered into an agreement and plan of merger,  by which  Phoenix Life agreed to purchase  PXP's  outstanding  common stock owned by third parties for a price of
$15.75 per share.  In  connection  with this merger,  which  closed on January 11,  2001,  Phoenix Life paid total cash of
$339.3  million to those  stockholders.  After the merger,  some third  party  holders of PXP's  convertible  subordinated debentures converted their debentures,  and PXP redeemed all remaining  outstanding  debentures held by third parties. PXP made cash payments totaling $38.2 million in connection with these conversions and redemptions.  In addition,  PXP accrued non-recurring  compensation  expenses of $57.0 million to cash out restricted stock, $5.5 million of related  compensation costs,

$19.7 million in non-recurring  retention costs and $3.9 million in non-recurring  transaction costs during the year ended
December 31, 2001.

As a result of the merger,  PXP became a  wholly-owned  subsidiary  of Phoenix  Life and PXP's shares of common stock were de-listed from the New York Stock Exchange.  In accordance with the plan of  reorganization,  on the effective date of the demutualization  Phoenix Life transferred to Phoenix  Investment  Management  Company,  Inc. all the outstanding shares of common stock of PXP for $640.0 million, the fair market value of those shares on that date.

Phoenix Life obtained  from  internal  sources the cash it paid to PXP's third party  stockholders.  In January 2001,  PXP borrowed $95.0 million under its then existing  credit  facility to fund payments with respect to  outstanding  restricted stock and fund the redemption or conversion of its convertible subordinated debentures.

The purchase of the PXP minority interest as described above has resulted in intangible  assets,  primarily  consisting of investment  management  contracts and goodwill of $297.5 million,  reflected on our  consolidated  balance sheets.  We are amortizing  investment  management contracts over their estimated lives, which generally range from five to sixteen years.
We are  amortizing  goodwill over a period of forty years through  December 31, 2001.  See Business  Combinations/Goodwill
and Other  Intangible  Assets in  Management's  Discussion  and Analysis of Financial  Condition and Results of Operations
regarding goodwill amortization.

Recent PXP Acquisitions

In November  2001,  we paid $5.0  million in cash for a 65% interest in Capital West Asset  Management,  LLC  ("CapWest").
Under the terms of the purchase  agreement,  we may be obligated  to pay more for our initial  ownership  interest in 2005 depending upon CapWest's future revenue growth through 2004. In addition,  under the terms of the purchase  agreement,  we will  purchase an additional  10% ownership  interest in CapWest.  The  remaining  ownership  interests in CapWest will be retained by its management. At December 31, 2001, CapWest had approximately $138.0 million in assets under management.

Under the terms of an agreement  executed in 2001 to purchase a majority  interest in Kayne  Anderson  Rudnick  Investment
Management,  LLC ("KAR"),  we purchased an initial 60% interest on January 29, 2002 and will  purchase an  additional  15%
ownership  interest by 2007.  The  remaining  ownership  interests  in KAR were  retained by its  management.  The initial purchase price was  approximately  $100 million;  we may be obligated to pay additional  sums in 2004 for the 60% interest based upon management fee revenue growth through 2003. This transaction does not include the firm's  broker-dealer,  Kayne
Anderson  Associates,  or its hedge fund  affiliate,  Kayne  Anderson  Capital  Advisors Inc. KAR had  approximately  $7.5 billion in assets under  management at the time of closing.  KAR's results of operations  for 2001 are not included in our consolidated results of operations.

The Demutualization

On June 25, 2001,  Phoenix Life  converted  from a mutual life  insurance  company to a stock life  insurance  company and became  our  wholly-owned  subsidiary.  Phoenix  Life  established  a closed  block for the  benefit of holders of certain individual  life  insurance  policies  (closed  block  policies).  The  purpose of the closed  block is to ensure that the reasonable  dividend  expectations  of  policyholders  who own  policies  included in the closed block are met. The closed block  will  continue  in  effect  until  the  date  none of such  policies  is in  force.  On the  effective  date of the demutualization,  Phoenix Life allocated assets to the closed block in an amount that produces cash flows which,  together with anticipated revenue from the closed block policies,  are reasonably  expected to be sufficient in the aggregate:  (i)
to support  the  obligations  and  liabilities  relating to these  policies,  and (ii) to provide  for a  continuation  of dividend  scales in effect at that time, if the  experience  underlying  such scales  continues.  Appropriate  adjustments will be made to the  dividend  scales when  actual  experience  differs  from the  aggregate  experience  underlying  such scales.  In  particular,  actual  experience  may, in the  aggregate,  be more  favorable  than  Phoenix  Life  assumed in establishing  the closed  block.  In that case,  the policy  dividend  scale may be increased.  Conversely,  to the extent that actual  experience is, in the aggregate,  less favorable than Phoenix Life assumed in establishing  the closed block, the policy  dividend  scale may be decreased,  unless  Phoenix Life chooses to use assets from outside the closed block to support the  dividends.  The assets  allocated to the closed block and any cash flows provided by those assets will solely benefit the holders of policies included in the closed block, except in the unlikely event of Phoenix Life's liquidation.

In addition to the closed block assets,  we hold assets  outside the closed block in support of closed block  liabilities.
Investment  earnings on these assets less allocated  expenses and the amortization of deferred  acquisition  costs provide an  additional  source of earnings to our  shareholders.  In addition,  the  amortization  of deferred  acquisition  costs requires the use of various  assumptions.  To the extent that actual  experience is more or less  favorable  than assumed, shareholder earnings will be impacted.

In addition,  Phoenix Life remains  responsible  for paying the  benefits  guaranteed  under the policies  included in the closed  block,  even if cash flows and revenues  from the closed block prove  insufficient.  We funded the closed block to provide for these  payments  and for  continuation  of  dividends  paid under 2000 policy  dividend  scales,  assuming the experience  underlying such dividend  scales  continues.  Therefore,  we do not believe that Phoenix Life will have to pay these  benefits  from assets  outside the closed block  unless the closed  block  business  experiences  very  substantial adverse deviations in investment,  mortality,  persistency or other experience factors. We intend to accrue any additional contributions  necessary  to fund  guaranteed  benefits  under the closed block when it becomes  probable  that we will be required to fund any shortage.

As  specified in the plan of  reorganization,  the  allocation  of assets for the closed block was made as of December 31,
1999.  Consequently,  cumulative  earnings on the closed block assets and  liabilities  for the period  January 1, 2000 to
December 31, 2001 in excess of expected  cumulative  earnings do not inure to stockholders and have been used to establish a  policyholder  dividend  obligation as of June 30, 2001.  The initial  policyholder  dividend  obligation for the period
January 1, 2000 to June 30, 2001 of $115.5 million  consists of $45.2 million of earnings and  unrealized  gains on assets in the closed block as of June 30, 2001 of $70.3 million.  The increase in the  policyholder  dividend  obligation for the period July 1, 2001 to December 31, 2001 of $51.7 million  pre-tax,  consists of $13.2 million of pre-tax earnings and the change in  unrealized  gains on assets in the  closed  block for the period  July 1, 2001 to  December  31,  2001 of $38.5 million, pre-tax.

We  incurred  costs  relating  to the  demutualization,  excluding  costs  relating to the  initial  public  offering,  of approximately  $38.0  million,  net of income taxes of $9.7 million,  of which $14.1 million was  recognized  for the year ended  December 31, 2000 and $23.9 million was  recognized  for the year ended December 31, 2001. We estimate we will have additional expenses relating to the demutualization of approximately $1.0 million in 2002.

Recently Issued Accounting Standards

Securitized  Financial  Instruments.  Effective  April 1, 2001, we adopted  Emerging  Issues Task Force ("EITF") Issue No.
99-20,  Recognition  of Interest  Income and  Impairment on Purchased  and Retained  Beneficial  Interests in  Securitized
Financial  Assets ("EITF 99-20").  This  pronouncement  requires  investors in certain  asset-backed  securities to record changes in their estimated yield on a prospective  basis and to apply specific  valuation  methods to these  securities to determine if there has been an  other-than-temporary  decline in value.  Upon adoption of EITF 99-20,  we recorded a $20.5 million charge to net income as a cumulative effect of accounting change, net of income taxes.

Derivative  Financial  Instruments.  Effective  January 1, 2001, we adopted  Statement of Financial  Accounting  Standards
("SFAS") No. 133,  Accounting for Derivative  Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 138,
Accounting for Certain Derivative  Instruments and Certain Hedging Activities ("SFAS 138"). As amended,  SFAS 133 requires all derivatives to be recognized on the balance sheet at fair value.  Derivatives  that are not hedges must be adjusted to fair value through earnings.

On January 1, 2001, in accordance with the transition  provisions of SFAS 133, we recorded a net-of-tax  cumulative effect adjustment  of $1.3  million  (gain) in  earnings  to  recognize  at fair value all  derivatives  that are  designated  as fair-value hedging  instruments.  We also recorded an offsetting  net-of-tax  cumulative effect adjustment of $1.3 million
(loss) in earnings to recognize  the  difference  attributable  to the hedged risks  between the carrying  values and fair values of the related hedged assets and liabilities.  We also recorded a net-of-tax  cumulative  effect adjustment of $1.1 million in accumulated  other  comprehensive  income to recognize,  at fair value,  all derivatives that are designated as cash-flow hedging instruments.

For derivative  instruments that were not designated as hedges,  upon implementation of SFAS 133, we recorded a net-of-tax cumulative effect  adjustment of $3.9 million in earnings to recognize these  instruments at fair value.  Gains and losses on derivatives  that were  previously  deferred as adjustments to the carrying amount of hedged items were not included in the  cumulative  effect  adjustment.  There  were no  gains  or  losses  on  derivative  instruments  that  were  reported independently as deferred assets or liabilities that required de-recognition from the balance sheet.

Accounting  for  Demutualizations.  Effective  June 30, 2001,  we adopted  Statement of Position No. 00-3,  Accounting  by
Insurance  Enterprises  for  Demutualizations  and  Formations  of Mutual  Insurance  Holding  Companies  and For  Certain
Long-Duration  Participating  Contracts  ("SOP  00-3").  The  provisions  of SOP 00-3 provide  guidance on  accounting  by insurance  enterprises  for  demutualizations  and the formation of mutual holding  companies,  including the emergence of earnings  from  and the  financial  statement  presentation  of the  closed  block  established  in  connection  with  the demutualization.  SOP 00-3  specifies  that closed block assets,  liabilities,  revenues and expenses  should be displayed with all other  assets,  liabilities,  revenues  and  expenses  of the  insurance  enterprise  based on the  nature of the particular item, with appropriate disclosures relating to the closed block.

As a result of the  adoption of SOP 00-3,  we recorded a charge of $30.3  million to equity in the second  quarter of 2001 representing the establishment of the policyholder  dividend  obligation along with the  corresponding  impact on deferred policy acquisition costs and deferred income taxes.

Business  Combinations/Goodwill  and Other Intangible  Assets.  In June 2001, SFAS No. 141, Business  Combinations  ("SFAS
141"),  and SFAS No. 142,  Goodwill and Other  Intangible  Assets  ("SFAS  142"),  were issued.  SFAS 141 and SFAS 142 are effective for July 1, 2001 and January 1, 2002,  respectively.  SFAS 141 requires  that the purchase  method of accounting be used for all business  combinations  initiated after June 30, 2001 and separate  recognition of intangible assets apart from goodwill if such  intangible  assets meet certain  criteria.  SFAS 141 also requires that upon adoption of SFAS 142 a company reclassify the carrying amounts of certain  intangible assets into or out of goodwill,  based on certain criteria.
SFAS 142 primarily  addresses the accounting for goodwill and intangible assets  subsequent to their initial  recognition.
Under SFAS 142,  amortization of goodwill,  including  goodwill and other intangible assets with indefinite lives recorded in past business  combinations,  will discontinue  upon adoption of this standard,  and reporting units must be identified for the  purpose of  assessing  potential  future  impairments  of  goodwill.  We  recognized  $16.5  million in  goodwill amortization  during  2001.  Goodwill  amortization  will not be  recognized  after 2001 in  accordance  with SFAS 142. In addition,  goodwill  recorded as a result of business  combinations  completed during the six-month period ending December
31, 2001 will not be amortized.

The provisions of the SFAS 141 and SFAS 142 also apply to  equity-method  investments  made both before and after June 30,
2001.  SFAS 142  prohibits  amortization  of the  excess  of cost  over the  underlying  equity  in the net  assets  of an equity-method investee that is recognized as goodwill.

SFAS 142 requires that goodwill be tested at least annually for  impairment  using a two-step  process.  The first step is to identify a potential  impairment  and, in the year of adoption,  this step must be measured as of the  beginning of the fiscal  year.  However,  a company has six months from the date of  adoption to complete  the first step.  The second step of the goodwill  impairment  test measures the amount of the impairment  loss (measured as of the beginning of the year of adoption),  if any, and must be  completed by the end of a company's  fiscal  year.  Intangible  assets  deemed to have an indefinite  life would be tested for impairment  using a one-step  process,  which compares the fair value to the carrying amount  of the  asset as of the  beginning  of the  fiscal  year in the year of  adoption.  We have  prepared  preliminary analyses in preparation of the adoption of SFAS 142, and expect to record a charge of  approximately  $120 million to $140 million which will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

Impairment  of  Long-Lived  Assets.  In October  2001,  the  Financial  Accounting  Standards  Board  issued SFAS No. 144,
Accounting for the Impairment or Disposal of Long-Lived  Assets ("SFAS 144"),  effective  January 1, 2002. Under SFAS 144, long-lived  assets to be sold within one year must be separately  identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived  assets expected to be held longer than one year are subject to  depreciation  and must be written down to fair value upon  impairment.  Long-lived  assets no longer  expected to be sold within one year,  such as some  foreclosed real estate,  must be written  down to the lower of current  fair value or fair value at the date of  foreclosure  adjusted  to reflect  depreciation  since acquisition.  We are currently  reviewing the provisions of SFAS 144 and assessing the impact of adoption.

Critical Accounting Policies

The  discussion  and  analysis of our  financial  condition  and  results of  operations  are based upon our  consolidated financial  statements,  which have been prepared in accordance with GAAP.  GAAP requires  management to make estimates and assumptions  that  affect the  reported  amounts  of assets  and  liabilities  at the date of the  consolidated  financial statements  and the reported  amounts of revenues and expenses  during the reporting  period.  Actual results could differ from those estimates.

Critical  accounting  policies are  reflective of significant  judgments,  often as a result of the need to make estimates about the effect of matters that are inherently  uncertain.  The following is an  explanation  of our accounting  policies considered most significant by management.  See note 3 to the consolidated  financial  statements for further  information on key accounting policies.

Deferred Policy Acquisition Costs ("DAC").  The costs of acquiring new business,  principally  commissions,  underwriting, distribution  and policy issue expenses,  all of which vary with and are primarily  related to production of new business, are deferred.

The method used to amortize DAC depends on how the policy was  classified.  For  individual  participating  life insurance policies,  DAC is amortized in proportion to estimated  gross margins.  For universal  life,  variable  universal life and accumulation annuities, DAC is amortized in proportion to estimated gross profits.

The amortization  process requires the use of various  assumptions,  estimates and judgments about the future. The primary assumptions are expenses,  investment  performance,  mortality and contract  cancellations (i.e., lapses,  withdrawals and surrenders).  These  assumptions are reviewed on a regular basis and are generally based on our past experience,  industry studies,  regulatory  requirements and judgments about the future. Changes in these assumptions could result in adjustment to the  amortization of DAC.  Finally,  analyses are performed  periodically to assess whether there are sufficient  gross margins or gross profits to amortize the remaining DAC balances.

Policy  Liabilities and Accruals.  Most individual life and annuity  products we sell are  characterized by the payment of a level or single  premium by the  policyholder,  even though the cost of the  benefits and services is not level over the term of the  contract.  Accordingly,  a  liability  is  established  to provide  for the  estimated  cost of these  future benefits and services.

The  actuarial  methods  used to  establish  these  liabilities  depend on how the policy is  classified.  For  individual participating  life insurance  policies,  the liability for future benefits and services is calculated using the net level premium  method with the  contractual  guaranteed  rates of interest  and  mortality  rates used in  calculating  the cash surrender  values.  The guaranteed  interest rates range from 2.25% to 6.0%. For universal life,  variable  universal life and accumulation  annuities,  the policyholder  deposits funds and investment earnings on fund balances,  which range from
4.0% to 7.15%, and fees that have been assessed to compensate us for future services are held as a liability.

A  liability  is  established  for both  reported  claims  not yet paid and claims  incurred  but not yet  reported.  This liability  is based on our  past  experience  and  judgments  about  the  future.  In  addition,  analyses  are  performed periodically to assess adequacy of such liabilities.  Changes in experience could result in additional liabilities.

Debt  Securities.  Debt  securities  are  primarily  reported  either at fair value based on quoted  market  prices  where available or quoted  market  prices of  comparable  instruments,  or estimated  using  discounted  cash flows that reflect interest  rates  currently  being offered with similar terms to borrowers of similar credit  quality,  such as for private placement  bonds.  Debt  securities  are  considered  impaired when a decline in fair value is considered to be other than temporary.  If events  or  circumstances  change,  the  assumptions  used to  assess  fair  value  could be  affected  and additional impairment losses could result.

Venture  Capital  Partnerships.  Investments in venture  capital  partnerships  are recorded in accordance with the equity method of  accounting.  The pro rata share of the earnings or losses of the  partnerships,  which  represent  realized and unrealized  investment gains and losses, as well as operations of the partnership,  is included in investment  income. Our share of the net equity in earnings of the venture capital  partnerships  is recorded in accordance  with GAAP,  using the most recent financial  information  received from the partnerships.  To estimate the net equity in earnings of the venture capital  partnerships  for each  quarter,  a methodology  was developed to estimate the change in value of the  underlying investee companies in the venture capital  partnerships.  For public investee  companies,  quoted market prices at the end of each quarter are used,  applying liquidity  discounts to these prices in instances where such discounts were applied in the underlying  partnerships'  financial  statements.  For private investee companies,  a public industry sector index was implied to roll the value forward each quarter.  This  methodology is applied  consistently  each quarter with  subsequent adjustments  to reflect  market  events  reported by the  partnerships  (e.g.,  new rounds of  financing,  initial  public offerings  and  writedowns  by the general  partners).  In addition,  on an annual basis,  the  valuations  that have been assigned  to the  investee  companies  will be  revised to reflect  the  valuations  contained  in the  audited  financial statements  received from the venture capital  partnerships.  If events or circumstances  change,  the estimate of the net equity in earnings of the venture  capital  partnerships  could be affected and an  adjustment  to net  investment  income could result.

Consolidated Results of Operations

The following table and discussion presents summary consolidated financial data for the years ended December 31, 1999,
2000 and 2001.
                                                                                  For the Year
                                                                               Ended December 31,
                                                                   -------------------------------------------
                                                                       1999            2000           2001
                                                                   -------------    -----------    -----------
                                                                                 (in millions)
Revenues:
---------
   Premiums.......................................................     $1,175.7       $1,147.4       $1,112.7
   Insurance and investment product fees..........................        574.6          631.0          546.4
   Net investment income..........................................        953.1        1,129.6          835.1
   Net realized investment gains (losses).........................         75.8           89.2          (72.4)
                                                                   -------------    -----------    -----------
      Total revenues..............................................      2,779.2        2,997.2        2,421.8
                                                                   -------------    -----------    -----------
Benefits and expenses:
----------------------
   Policy benefits and increase in policy liabilities.............      1,373.1        1,409.8        1,406.7
   Policyholder dividends.........................................        360.5          378.0          400.1
   Amortization of deferred policy acquisition costs..............        147.9          356.0          133.0
   Amortization of goodwill and other intangible assets...........         40.1           36.9           49.4
   Interest expense...............................................         34.0           32.7           27.3
   Demutualization expenses.......................................           --           21.8           25.9
   Other operating expenses.......................................        557.9          604.5          628.1
                                                                   -------------    -----------    -----------
      Total benefits and expenses.................................      2,513.5        2,839.7        2,670.5
                                                                   -------------    -----------    -----------
Income (loss) from continuing operations before income taxes, minority interest and equity in earnings of and interest
     earned from investments in unconsolidated affiliates.........        265.7          157.5         (248.7)

Income tax expense (benefit)......................................         99.0           56.2         (110.5)

Minority interest in net income of consolidated subsidiaries......        (10.1)         (14.1)          (7.2)
Equity in earnings of and interest earned from investments
  in unconsolidated affiliates....................................          5.5            7.6            8.1
                                                                   -------------    -----------    -----------
Income (loss) from continuing operations..........................        162.1           94.8         (137.3)
Discontinued operations:
------------------------
    Income from discontinued operations, net of income taxes......         36.1            9.4             --
    Loss on disposal, net of income taxes.........................       (109.0)         (20.9)            --
Cumulative effect of accounting changes for:
--------------------------------------------
    Venture capital partnerships, net of income taxes.............           --             --          (48.8)
    Securitized financial instruments, net of income taxes........           --             --          (20.5)
    Derivative financial instruments, net of income taxes.........           --             --            3.9
                                                                   -------------    -----------    -----------
Net income (loss).................................................      $  89.2         $ 83.3       $ (202.7)
                                                                   =============    ===========    ===========

The decrease in premiums of 2% and 3% in 2000 and 2001,  respectively,  was  primarily due to whole life  premiums,  which decreased $17.1 million and $24.8 million in 2000 and 2001,  respectively,  reflecting the shift to variable products, for which revenues are recognized  through  insurance and investment  product fees.  There were also decreases of $9.4 million and $4.0 million in 2000 and 2001, respectively, due to the runoff of the Confederation Life whole life business.

The decrease in insurance  and  investment  product fees of 13% in 2001 was due to the  following:  Investment  Management fees decreased  $66.3 million,  or 20%,  primarily as a result of decreases in average assets under  management  partially due to negative investment  performance and our sale of PXP's Cleveland  operations in June 2000. Corporate and Other fees decreased $15.5 million,  or 55%,  primarily due to lower fees resulting from our decision to exit our physician  practice management  business in the third quarter of 2000.  These  decreases were slightly offset by the increases in fees in Life and Annuity of $1.1 million, or 0.4%, primarily as a result of increased sales of variable universal life products.

The increase in insurance  and  investment  product fees of 10% in 2000 was due to the  following:  Investment  Management fees increased  $40.1 million,  primarily from increases in average assets under management due to investment  performance from late 1999 through  September 2000,  offset, in part, by negative  performance in the fourth quarter of 2000. Life and
Annuity fees increased  $25.0 million  due to increased sales of variable  products and investment  performance  from late
1999 through  September 30,  2000, offset, in part, by negative  investment  performance in the fourth quarter of 2000. In addition,  sales of non-affiliated  products  increased through WS Griffith Advisors,  Inc. ("WS Griffith"),  resulting in increased  commission  revenue.  Corporate  and  Other  fees  decreased  $14.1 million,  primarily  due to the sale of our property casualty distribution subsidiary in May 1999.

Net  investment  income  decreased 26% in 2001 primarily due to the decrease in Venture  Capital net investment  income of
$361.8 million,  or 131%, due to equity market performance in the technology  sector,  which produced favorable returns in
2000, but suffered  significant  declines during 2001.  During the first quarter of 2001 we changed our method of applying the equity method of accounting to our venture  capital  partnerships  to eliminate the quarterly lag in reporting.  See--
"Venture Capital Segment" and note 5 of our consolidated  financial statements.  Corporate and Other net investment income decreased $29.2 million,  primarily the result of the sale of assets to fund the purchase of the PXP minority  interest in
January  2001,  partially  offset by the earnings on the IPO  proceeds.  These  decreases  were also  partially  offset by increases  in Life and Annuity net  investment  income  $99.5  million,  or 13%, due to higher  average  invested  assets.
Average invested assets,  excluding venture capital partnerships,  were $12,958.9 million in December 2001, an increase of
$1,262.6  million,  or 11%, from  $11,696.3  million in December  2000. The yield on average  invested  assets,  excluding venture  capital  partnerships,  was 7.4% for the twelve months ended December  2001,  compared to 7.5% for the comparable period in 2000.

Net  investment  income  increased 18% in 2000 primarily due to the increase in Venture  Capital net investment  income of
$137.4 million due to favorable  returns in stock market  performance in the technology sector in the first nine months of
2000. Also, average invested assets,  excluding venture capital partnerships,  were $11,696.3 million in 2000, an increase of  $393.3 million,  or 3%, from  $11,303.0 million  in 1999.  The yield on average  invested  assets,  excluding  venture capital partnerships, was relatively consistent over each period.

The decrease in net realized  gains of 181% in 2001 was due primarily to credit related  realized  losses of $78.8 million mostly attributable to the impairment of Enron and related entities,  Argentine issuers,  Global Crossing Ltd. and several collateralized  debt  obligations.  Also in 2001, a $4.7 million loss was recorded due to a subsequent price adjustment on the sale of our Cleveland  office,  which  occurred in June 2000. In 2000,  non-recurring  gains of $130.2  million on the sale of common stock were recorded.  Offsetting  these were  non-recurring  interest-related  losses on debt securities of
$33.8 million.

The increase in net realized  investment  gains of 18% in 2000 was  principally  due to realized  gains of  $130.2 million
from  the  sale  of  common  stock  of  National   Oilwell  and  other  common   stocks,   offset  by  losses,   primarily
interest-rate-related,  of  $33.8 million  from the sale of debt securities.  Factors  affecting the 1999 results included non-recurring  gains  of  $40.1 million  related  to the  sale  of our  property  and  casualty  distribution  subsidiary,
$18.5 million from repayment of mortgages,  $2.9 million from sales of real estate properties and $18.5 million from other invested assets primarily as a result of the sale of part of our holdings in Emprendimiento Compartido, S.A. ("EMCO").

In 2001, the increase in policy benefits,  increase in policy  liabilities and policyholder  dividends of 1% was primarily due to higher  interest  credited on the  guaranteed  interest  account of variable  annuities.  In 2000,  the increase in policy benefits,  increase in policy  liabilities and  policyholder  dividends of 3% was primarily due to higher dividends on  participating  whole life policies and higher benefits for variable  products due to growth in business.  In addition, death benefits  increased in 2000 for  traditional and group  executive  ordinary life  insurance,  offset by a decline in policy benefits due to the runoff of the Confederation Life block.

The decrease in  amortization  of deferred  policy  acquisition  costs of 62% in 2001 was primarily a result of a one-time adjustment to deferred policy acquisition costs in 2000 of $218.2 million in our participating block.

The  increase in  amortization  of  deferred  policy  acquisition  costs of 141% in 2000 was due  primarily  to a one-time adjustment to deferred  acquisition costs of $218.2 million in our participating  block. In December 2000,  we reallocated the assets  supporting  the  participating  life  policies.  This  reallocation  was  approved by Phoenix  Life's board of directors on December 18,  2000 and resulted in a reduction of  approximately  seventy-one  basis points in the investment yield on the assets  supporting  participating  policies.  As a consequence,  our regular  evaluation of estimated  future gross  margins  related to the  participating  policies  resulted  in a one-time  increase  in  amortization  of  deferred acquisition  costs due to the change in expected  investment  earnings from the invested assets allocated to support these policy  liabilities.  The  reallocation  of  assets  resulted  in 2000  in the  one-time  adjustment  to  deferred  policy acquisition costs described and will result in lower deferred policy acquisition cost amortization in future periods.

The increase in amortization of goodwill and other  intangible  assets of 34% in 2001 was primarily due to the increase in
Investment  Management  amortization.  This  increase in  amortization  resulted  from our  purchase  of the PXP  minority interest in January 2001,  our  acquisition  of a 75% interest in Walnut Asset  Management  LLC ("Walnut") in January 2001
and our payment of $50.0 million in September 2000 for the Roger Engemann and Associates, Inc. ("Engemann") acquisition.

The decrease in  amortization  of goodwill and other  intangible  assets of 8% in 2000 is due to the  following:  Life and
Annuity amortization  decreased  $5.8 million  primarily due to a write-off of goodwill in 1999, offset by the increase in

Investment Management  amortization of $1.5 million.  This increase resulted primarily from increased amortization related to our  acquisition  of  Zweig  Fund  Group  ("Zweig")  in  March 1999  and to the  final  payment  of  $50.0  million  in
September 2000  for the Engemann  acquisition,  and was offset,  in part, by the reduction in intangible assets related to our sale of PXP's Cleveland operations in June 2000.

The  increase  in  other  operating  expenses  of 4% in 2001  is  primarily  due to the  increase  of  $100.7  million  in non-recurring  items including  expenses of $84.9 million  related to the acquisition of the PXP minority  interest and of
$23.8 million related to an early  retirement  program.  The increase in other operating  expenses is partially  offset by the decrease in Corporate and Other of $57.9 million  related to decreases of $23.3  million in  compensation  and related expenses,  decreases  of $14.1  million in special  charitable  contributions  given in 2000 and our  decision to exit our physician  practice  management  business in the third quarter of 2000.  Investment  Management  other operating  expenses also decreased $10.4 million primarily as a result of reduced  incentive  compensation for certain  subsidiaries  that, in accordance with their respective  operating  agreements,  receive  compensation  directly related to earnings,  which have declined as a result of investment performance.

The  increase  in other  operating  expenses of 12% in 2000 is due to the  following:  Life and  Annuity  other  operating expenses  increased  $24.6 million due  primarily to increased  compensation  and related  expenses  reflecting  continued
growth in business,  including additions to our staff of product  specialists,  incentive  compensation and to investments in  technology.  Investment  Management  other  operating  expenses  increased  $35.9 million  due to increases in various incentive  compensation  programs.  Non-compensation  related  costs  also  increased  primarily  in  support  of  company initiatives  begun  during the year.  Corporate  and Other  operating  expenses  increased  due to a  contribution  to our charitable  foundation  and expenses  related to a decision to exit the  physician  practice  management  business.  These expenses  were offset by a reduction in expenses due to the sale of our property and casualty  distribution  subsidiary in
May 1999.

Income tax benefit was $110.5  million in 2001,  a decrease of $166.7  million,  or 296% from $56.2  million in income tax expense  for 2000.  This  change  reflects a tax benefit  from  operating  losses for the year ended  December  31,  2001, compared to a tax expense on operating  gains for the year ended  December 31, 2000.  The effective tax rate  increased to
44% for the year ended  December 31, 2001 compared to a nominal tax rate of 35%,  primarily due to the  elimination of the surplus tax liability.

The decrease in minority  interest in net income of  consolidated  subsidiaries  of 49% in 2001 was due to our purchase of the PXP minority interest in January 2001.

The decrease in income from  discontinued  operations of 74% in 2000 was due primarily to the sale of the group  insurance operations  in  April 2000.  With respect to the  decrease in  discontinued  operations'  loss on disposal of 81% in 2000, there was a gain on sale from the group operations of  $71.7 million,  offset by losses of  $103.0 million  related to our reinsurance operations.

Effects of Inflation

For the  years  ended  December  31,  1999,  2000 and 2001,  we do not  believe  inflation  had a  material  effect on our consolidated results of operations, except insofar as inflation may have affected interest rates.

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
Non-recurring  items are removed  from  segment  after-tax  operating  income if, in  management's  opinion,  they are not indicative  of  overall  operating  trends.  While some of these  items may be  significant  components  of our net income reported  in  accordance  with GAAP,  we believe  segment  after-tax  operating  income is an  appropriate  measure  which represents  the net income  attributable  to the ongoing  operations of our  business.  The criteria used by management to identify  non-recurring  items and to determine whether to exclude a non-recurring  item from segment after-tax  operating income include whether the item is infrequent and:

        •      is material to the segment's after-tax operating income; or
        •      results from a business restructuring; or
        •      results from a change in the regulatory environment; or
        •      relates to other unusual circumstances (e.g., litigation).

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

Segment Allocations

We allocate  capital to  Investment  Management  on an historical  cost basis and to insurance  products  based on 250% of company  action  level  risk-based  capital.  We allocate  net  investment  income  based on the assets  allocated to each segment.  We allocate  other costs and  operating  expenses to each segment based on a review of the nature of such costs, cost allocations using time studies, and other allocation methodologies.

The  following  table  presents a  reconciliation  of segment  after-tax  operating  income to GAAP  reported  income from continuing operations.

                                                                              For the Year Ended December 31,
                                                                       ----------------------------------------------
                                                                           1999             2000            2001
                                                                       -------------     ------------    ------------
                                                                                       (in millions)
Segment after-tax operating income:
-----------------------------------
  Life and Annuity...................................................         $46.7            $19.6         $  54.1
  Investment Management..............................................          23.9             23.9           (15.5)
  Venture Capital....................................................          90.9            180.2           (54.9)
  Corporate and Other................................................         (15.3)           (17.5)           (8.9)
     Total segment after-tax operating                                 -------------     ------------    ------------
     income (loss)...................................................         146.2            206.2           (25.2)
                                                                       -------------     ------------    ------------
After-tax adjustments:
----------------------
  Net realized investment gains (losses).............................          49.2             55.0           (46.2)
  Deferred policy acquisition costs adjustment (1)                               --           (141.8)             --
  Early retirement pension adjustment (2)............................         (17.6)              --           (15.5)
  Pension adjustment (3).............................................            --               --             2.9
  Demutualization expense (4)........................................            --            (14.1)          (23.9)
  Surplus tax (5)....................................................         (11.2)           (10.4)           21.0
  Portfolio (loss) gain (6)..........................................          (3.8)             3.1              --
  Loss on sublease transaction (7)...................................            --              (.7)             --
  Partnership gains (8)..............................................            --               --             2.4
  Restructuring charges (9)..........................................           (.7)              --              --
  Expenses of purchase of PXP minority
   interest (10).....................................................            --              (.7)          (52.8)
  Litigation settlement (11).........................................            --             (1.8)             --
                                                                       -------------     ------------    ------------
     Total after-tax adjustments.....................................          15.9           (111.4)         (112.1)
                                                                       -------------     ------------    ------------
GAAP Reported income:
---------------------
   Income (loss) from continuing operations..........................       $ 162.1          $  94.8         $(137.3)
                                                                       =============     ============    ============
--------
(1)      An increase to deferred policy  acquisition costs  amortization  resulting from a change in estimated future investment  earnings due to a  reallocation  in December 2000 of assets  supporting the  participating  life policies.

(2)      In 1999 and 2001, we offered  special early  retirement  programs that enhanced the  retirement  benefits of employees who accepted the offer.

(3)      Reduction in pension plan cost due to a change in the corridor used to amortize deferred gains and losses.

(4)      Represents non-recurring expenses related to the demutualization.

(5)      As a mutual life insurance company,  Phoenix Life was subject,  in the periods  indicated,  to a surplus tax limiting the ability of mutual insurance companies to deduct the full amount of policyholder  dividends from taxable  income.  Phoenix  Life will not be subject to such a surplus  tax for 2001 and future  years,  as a result of its  demutualization  in June 2001.  Re-estimation of the surplus tax liability for prior years at
         September 30, 2001, resulted in the elimination of the liability

(6)      Related to the reimbursement and subsequent  reinsurance  recovery of two mutual fund investment  portfolios which had inadvertently sustained losses.

(7)      Represents one-time expenses related to sublease transactions on certain office space.

(8)      Represents gains related to distributions from PXP partnership investments.

(9)      Represents various  restructuring  charges including:  expenses resulting from a senior executive exercising certain  rights  under an  employment  agreement,  charges  related to the  outsourcing  of fund  accounting operations,  and severance costs related to staff reductions  resulting  primarily from the closing of PXP's equity management department in Hartford and PXP's reductions in the institutional line of business.

(10)     Represents  expenses  related to the  purchase of the PXP  minority  interest  including:  PXP's  accrual of non-recurring  compensation  expenses of $57.0  million to cash out stock  options,  $5.5 million of related compensation costs,  non-recurring retention costs of $19.7 million, and non-recurring  transaction costs of
         $3.9 million. Income taxes of $33.3 million were calculated using an effective tax rate of 38.8%.

(11)     Represents a charge related to a litigation  settlement with former clients of PXP and its former  financial consulting subsidiary.

Life and Annuity Segment

The  following  table and  discussion  presents  summary  financial  data relating to Life and Annuity for the years ended
December 31, 1999, 2000 and 2001.

                                                                        For the Year
                                                                     Ended December 31,
                                                        ----------------------------------------------
                                                            1999             2000            2001
                                                        --------------    ------------    ------------
                                                                        (in millions)
    Operating Results:
    Revenues:
    ---------
    Premiums.........................................        $1,175.7        $1,147.4        $1,112.7
    Insurance and investment product fees............           277.7           302.7           303.8
    Net investment income............................           768.3           791.4           890.9
                                                        --------------    ------------    ------------
           Total revenues............................         2,221.7         2,241.5         2,307.4
                                                        --------------    ------------    ------------
    Benefits and expenses:
    ----------------------
    Policy benefits and dividends....................         1,723.6         1,775.8         1,797.2
    Amortization of deferred policy
       acquisition costs.............................           147.9           137.8           133.0
    Other operating expenses.........................           278.0           297.7           293.4
                                                        --------------    ------------    ------------
          Total benefits and expenses................         2,149.5         2,211.3         2,223.6
                                                        --------------    ------------    ------------
    Operating income before income taxes.............            72.2            30.2            83.8
    Income tax expense...............................            25.5            10.6            29.4
    Minority interest in net income of
          consolidated subsidiaries..................              --              --              .3
                                                        --------------    ------------    ------------
    Segment after-tax operating income...............            46.7            19.6            54.1
                                                        --------------    ------------    ------------
    After-tax adjustments:
    ----------------------
      Net realized investment (losses) gains.........            10.3           (15.8)          (19.8)
      Deferred policy acquisition costs adjustment...              --          (141.8)             --
                                                        --------------    ------------    ------------
    Total after-tax adjustments......................            10.3          (157.6)          (19.8)
                                                        --------------    ------------    ------------
    GAAP reported income (loss):
    ----------------------------
         Income (loss) from continuing operations....        $   57.0         $(138.0)       $   34.3
                                                        ==============    ============    ============

The  decrease in premiums of 2% and 3% in 2000 and 2001,  respectively  was  primarily  due to whole life  premiums  which decreased  $17.1  million and $24.8 million in 2000 and 2001.  The declines  reflect the shift to variable  products,  for which revenues are recognized  through  insurance and investment  product fees. There were also decreases in both 2001 and
2000 due to the runoff of the Confederation Life whole life business.

The increase in insurance and  investments  product fees in 2000 and 2001 reflects the shift of sales from our traditional whole life business to variable products as follows:

•         The increase in insurance and  investment  product fees of 0.4% in 2001 was due to the  following.  Insurance and investment product fees for variable annuities  decreased because average assets under management  decreased as a result of negative  investment  performance.  At December 31, 2001, funds under management for variable annuities were $4.7  billion,  an increase of $0.3  billion,  or 8%, from  December 31,  2000.  The decrease in funds under management  due to negative  investment  performance  was $0.6 billion from December 31, 2000.  Variable  annuity sales were $1.5  billion for the year ended 2001,  an  increase  of 117% from 2000  primarily  as a result of our expanded  distribution  system and a single case deposit of $200 million received in June 2001.  Variable annuity benefits and surrenders  were $516.6 million,  a decrease of 18% from 2000. Fees related to our trust  operations decreased $5.8 million due to the sale of our New Hampshire  trust and agency  operations.  These  decreases were offset by increases in fees  related to our variable  universal  life  products of $18.4  million,  or 26%.  Even though  funds  under  management  for  variable  universal  life  remained  relatively  flat over 2000,  variable universal life fees increased  because a significant  portion of the fees are premium-based or are based upon net amount at risk. At December 31, 2001, funds under management for variable  universal life were $1,096.0  million, an increase of $14.7 million,  or 1%, from December 31, 2000.  Funds under  management  decreased  $194.0 million from  December 31, 2000 due to negative  investment  performance.  Variable  universal  life deposits were $336.1 million in 2001,  an increase of 30% from 2000.  Variable  universal  life  benefits  and  surrenders  were $32.9 million, a decrease of 7% from 2000.

•         The  increase  in  insurance  and  investment  product  fees of 9% in 2000 was due to the growth in our  variable products  business.  Insurance and  investment  product fees for variable  products and universal  life increased
         $16.0  million,  due to  increased  sales  for the  year  and  investment  performance  from  late  1999  through
         September 30,  2000, offset, in part, by negative investment  performance in the fourth quarter of 2000. Variable annuity  sales were $687.0  million for 2000,  an 80%  increase  from 1999.  Variable  universal  life sales were
         $258.2  million for 2000, a 26% increase  from 1999.  These  variable  product  sales were offset by benefits and surrenders of $668.8 million for 2000,  remaining  relatively  unchanged from 1999.  Total funds under management were $7.0 billion as of  December 31,  2000, a 6% decrease from $7.4 billion as of December 31,  1999.  Insurance and  investment  product fees also  increased  $8.2  million  from WS Griffith due to an increase in  commissions related to the sale of non-affiliated products.

The increase in net  investment  income of 3% and 13% in 2000 and 2001,  respectively,  was primarily the result of higher average invested assets.

The increase in policy benefits,  increase in policy  liabilities and  policyholder  dividends of 1% in 2001 was primarily due to higher  interest  credited  on the  guaranteed  interest  account of  variable  annuities.  The  increase in policy benefits,  increase in policy  liabilities and  policyholder  dividends of 3% in 2000 was primarily due to the increase in dividends of $18.5  million due to increases in cash values on whole life  policies.  Policy  benefits  were $14.1 million higher in 2000 for variable  products due to growth in the  business,  and $26.0 million  higher for whole life  business, due primarily to a reinsurance  accounting  adjustment  reflecting,  as a liability,  future profits expected to accrue to our reinsurers as a result of improvements in mortality.

The  decrease  in  amortization  of  deferred  policy  acquisition  costs  of 4% in 2001 is  primarily  due to a  one-time adjustment to deferred  acquisition costs in 2000 of $218.2 million  in our participating  block.  Whole life amortization expenses  declined $25.5 million in 2000 due primarily to lower deferred  acquisition  expenses  caused by decreased sales volume and $8.0 million due to the runoff of the Confederation  Life whole life business.  The decrease in amortization of deferred  policy  acquisition  costs  in 2000  excludes  a  one-time  increase  in 2000 in the  amortization  of  deferred acquisition  costs of $218.2  million  in our  participating  block  relating  to the  reallocation  of assets  supporting participating  life policies.  These  decreases were offset by increased  amortization on universal life products and term products, due to business growth.

Other operating  expenses  remained  relatively  flat in 2001. The increase in other operating  expenses of 7% in 2000 was primarily related to the growth of our Life and Annuity  business,  including an increase of $11.5 million in compensation expenses  resulting,  in part,  from additions to our staff of product  specialists  and  incentives,  an increase of $5.5 million in expenses  related to technology  initiatives and an increase of  $8.4 million  due to growth in WS Griffith and
PHL Associates,  Inc. These expenses were offset,  in part, by a decrease in amortization of goodwill and other intangible assets of $5.8 million due to a write-off of goodwill in 1999.

Investment Management Segment

The following table and discussion  presents summary financial data relating to Investment  Management for the years ended
December 31, 1999, 2000 and 2001.

                                                                     For the Year
                                                                  Ended December, 31
                                                   --------------------------------------------------
     Operating Results:                                1999               2000              2001
                                                   --------------    ---------------    -------------
                                                                     (in millions)
    Revenues:
    ---------
    Investment product fees...................            $284.3             $324.4           $258.1
    Net investment income.....................               3.1                2.6              1.6
                                                   --------------    ---------------    -------------
           Total revenues.....................            $287.4             $327.0           $259.7
                                                   --------------    ---------------    -------------
    Expenses:
    ---------
    Amortization of goodwill and
       other intangible assets................             $30.3             $ 31.8            $49.0
    Interest expense..........................              16.8               17.9             14.9
    Other operating expenses..................             187.0              222.9            212.5
                                                   --------------    ---------------    -------------
            Total expenses....................             234.1              272.6            276.4
                                                   --------------    ---------------    -------------
    Income (loss) from continuing operations
       before income taxes, minority interest
       and equity in earnings of and interest
       earned from investments in
       unconsolidated affiliates..............              53.3               54.4            (16.7)
    Income tax expense (benefit)..............              23.0               25.7             (2.6)
    Minority interest in net income of
       consolidated subsidiaries..............             (10.1)             (11.0)            (6.9)
    Equity in earnings of and interest earned
       from investments in unconsolidated
       affiliates.............................               3.7                6.2              5.5
                                                   --------------    ---------------    -------------
    Segment after-tax operating income (loss)               23.9               23.9            (15.5)
                                                   --------------    ---------------    -------------
    After-tax adjustments:
    ----------------------
      Net realized investment gains...........                --                5.2               .5
      Portfolio (loss) gain...................              (3.8)               3.1               --
      Partnership gains.......................                --                                 2.4
      Loss on sublease transaction............                --                (.7)              --
      Restructuring charges...................               (.7)                                 --
      Expenses of purchase of PXP minority
          interest............................                --                (.7)           (52.8)
      Litigation settlement...................                --               (1.8)              --
                                                   --------------    ---------------    -------------
    Total after-tax adjustments...............              (4.5)               5.1            (49.9)
                                                   --------------    ---------------    -------------
    GAAP reported income:
    ---------------------
    Income (loss) from continuing operations               $19.4             $ 29.0          $ (65.4)
                                                   ==============    ===============    =============

The  decrease in  investment  product fees of 20% in 2001 was  primarily  the result of decreases of $8.5 billion and $1.4 billion in average  assets under  management  for the private client and  institutional  lines of business,  respectively.
Our sale of PXP's Cleveland  operations in June 2000 accounted for  approximately  $1.7 billion of the decrease in average institutional  assets under  management.  At December 31, 2001,  Investment  Management  had $52.1 billion in assets under management,  a decrease of $4.5  billion,  or 8%, from  December  31,  2000.  This  decrease  consisted  of a $6.8 billion decrease due to investment  performance,  offset, in part, by net asset inflows of $.5 billion, a $0.8 billion increase as a result of our IPO, and increases of $0.7 billion and $0.1 billion  resulting  from the  acquisition of a 75% interest in
Walnut in January 2001 and a 65% interest in CapWest in November  2001,  respectively.  Sales of private  client  products in 2001 were $4.5 billion,  a decrease of 24% from the same period in 2000, and  redemptions  from existing  accounts were
$5.3  billion,  an  increase  of 4% from the same  period  in 2000.  Sales of  institutional  accounts  in 2001  were $5.0 billion,  a decrease of 10% from the same period in 2000, and lost accounts and  withdrawals  from existing  accounts were
$3.8 billion, a decrease of 49% from the same period in 2000.

The  increase in  investment  product  fees of 14% in 2000 was the result of increases of $4.1 billion and $0.3 billion in average  assets under  management  for the private  client and  institutional  lines of business,  respectively.  Sales of private  client  products in 2000 were $5.9 billion,  an increase of 56% from 1999, but were offset by redemptions of $5.1 billion,  an increase of 20% from 1999. Sales of institutional  accounts in 2000 were $5.6 billion,  a decrease of 5% from
1999,  but were offset by lost  accounts and  withdrawals  from existing  accounts,  excluding the effect of the Cleveland sale,  of $7.4  billion,  an increase  of 46% from 1999.  PXP sold its  Cleveland-based  operations  on June 30,  2000 and received cash of $5.0 million and a note  receivable of $3.3 million.  The  transaction  did not have a material impact on pre-tax results of operations.  However, due to the inclusion of $8.5 million of non-deductible  goodwill in the tax basis of the Cleveland operations, PXP recorded a $3.4 million tax expense.

The increases in amortization  of goodwill and intangibles  from 1999 through 2001 were due to the acquisition of Zweig in
March 1999,  the payment of $50.0  million in  September  2000 for the  Engemann  acquisition  and our  acquisition  of an interest in Walnut in January 2001. The 1999 to 2000 increase was offset,  in part, by the reduction in intangible  assets related to the sale of PXP's Cleveland operations in June 2000.

The decrease in interest  expense of 17% in 2001 was due to debt  repayments  in the third  quarter and a 2.8% decrease in the average  interest  rate paid on  outstanding  debt as compared  to the same period in 2000.  The  increase in interest expense of 7% in 2000 resulted from financing the Zweig acquisition and the September payment to Engemann.

The decrease in other  operating  expenses of 5% in 2001 was primarily the result of reduced  incentive  compensation  for certain  subsidiaries  that, in accordance with their  respective  operating  agreements,  receive  compensation  directly related to earnings,  which have declined as a result of investment performance.  The increase in other operating expenses of 19% in 2000 was primarily  due to various  incentive  compensation  programs  relating to increased  sales and improved investment  performance  and the addition of  wholesaling  and other  marketing  positions in both the private  client and institutional  lines of business in the third  quarter of 2000.  Non-compensation  related  costs  increased  primarily in support of company initiatives begun during the year which related primarily to distribution and technology.

The  decrease in minority  interest in net income of  consolidated  subsidiaries  of 37% in 2001 was due  primarily to our purchase of the PXP minority  interest in January 2001.  The increase of 9% in 2000 was due to the  increased  earnings of
PXP.

The changes in equity in earnings of and interest  earned from investment in  unconsolidated  affiliates from 1999 through
2001 were due primarily to the equity in earnings of Aberdeen.

Venture Capital Segment

Our  investments in Venture Capital are primarily in the form of limited  partnership  interests in venture capital funds, leveraged buyout funds and other private equity  partnerships  sponsored and managed by third parties.  We refer to all of these types of investments as venture capital.

We record our  investments in venture capital  partnerships  in accordance  with the equity method of accounting.  Our pro rata share of the earnings or losses of the  partnerships,  which represent  realized and unrealized  investment gains and losses,  as well as operations of the partnership,  is included in our investment  income.  We record our share of the net equity in  earnings  of the  venture  capital  partnerships  in  accordance  with GAAP,  using the most  recent  financial information received from the partnerships.  Historically,  this information had been provided to us on a one-quarter lag.
Due to the  volatility in the equity  markets,  we believed the  one-quarter  lag in reporting was no longer  appropriate.
Therefore,  we changed  our  method of  applying  the equity  method of  accounting  to  eliminate  the  quarterly  lag in reporting.  We removed the lag in  reporting  by  estimating  the change in our share of the net equity in earnings of the venture  capital  partnerships  for the period from December 31, 2000, the date of the most recent  financial  information provided by the  partnerships,  to our then  current  reporting  date of March 31,  2001.  To  estimate  the net equity in earnings of the venture  capital  partnerships  for each  quarter,  we developed a  methodology  to estimate the change in value of the underlying investee companies in the venture capital  partnerships.  For public investee  companies,  we used quoted market  prices at the end of each quarter,  applying  liquidity  discounts to these prices in instances  where such discounts were applied in the underlying  partnerships'  financial statements.  For private investee companies, we applied a public  industry  sector index to roll the value forward each quarter.  We applied this  methodology  consistently  each quarter  with  subsequent  adjustments  to  reflect  market  events  reported  by the  partnerships  (e.g.,  new rounds of financing,  initial public  offerings and writedowns by the general  partners).  In addition,  we will annually revise the valuations  we have  assigned to the investee  companies  to reflect the  valuations  contained  in the audited  financial statements received from the venture capital partnerships. Our venture capital earnings remain subject to variability.

In the first quarter of 2001, we recorded a charge of $48.8  million (net of income taxes of $26.3  million)  representing the cumulative  effect of this  accounting  change on the fourth  quarter of 2000. The cumulative  effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

The following  table and  discussion  presents  summary  financial  data  relating to Venture  Capital for the years ended
December 31, 1999, 2000 and 2001.

                                                                     For the Year
                                                                  Ended December, 31
                                                   --------------------------------------------------
     Operating Results:                                1999               2000              2001
                                                   --------------    ---------------    -------------
                                                                     (in millions)
    Revenues:
    ---------
    Net investment income (loss)...............           $139.9             $277.3         $ (84.5)
                                                   --------------    ---------------    -------------
    Operating income (loss) before
       income taxes............................            139.9              277.3           (84.5)
    Expenses:
    ---------
    Income tax expense (benefit)...............             49.0               97.1           (29.6)
                                                   --------------    ---------------    -------------
       Segment after-tax operating income
       (loss)(1)...............................           $ 90.9             $180.2         $ (54.9)
                                                   ==============    ===============    =============
    -------------------
    (1)     Excludes a charge of $48.8 million  representing  the cumulative  effect of an accounting  change in the first quarter of 2001, as described above.

The decrease in net investment  income of 131% in 2001 was primarily driven by stock market  performance in the technology sector,  which produced very favorable returns in 2000 but suffered  significant declines during 2001. The increase in net investment  income of 98% in 2000 was primarily driven by stock market  performance in the technology  sector in the first nine months of 2000.

Corporate and Other Segment

The following  table and discussion  presents  summary  financial data relating to Corporate and Other for the years ended
December 31, 1999, 2000 and 2001.

                                                                    For the Year
                                                                 Ended December 31,
                                                     --------------------------------------------
    Operating Results:                                  1999             2000            2001
                                                     ------------    -------------    -----------
                                                                    (in millions)
    Revenues:
    ---------
    Insurance and investment product fees.........        $42.2            $28.1          $12.6
    Net investment income.........................         31.3             47.5           18.3
                                                     ------------    -------------    -----------
           Total revenues.........................         73.5             75.6           30.9
                                                     ------------    -------------    -----------
    Benefits and expenses:
    ----------------------
    Policy benefits and increase in policy
      liabilities.................................         10.0             12.0            9.6
    Interest expense..............................         17.2             14.7           12.4
    Other operating expenses......................         87.8            102.4           40.3
                                                     ------------    -------------    -----------
            Total expenses........................        115.0            129.1           62.3
                                                     ------------    -------------    -----------
    Operating loss before income taxes,
       minority interest and equity in earnings
       of and interest earned from investments
       in unconsolidated affiliates...............        (41.5)           (53.5)         (31.4)
    Income tax benefit..........................        (24.4)           (34.7)         (19.9)
    Equity in earnings of and interest earned
       from investments in unconsolidated
       affiliates.................................          1.8              1.3            2.6
                                                     ------------    -------------    -----------
    Segment after-tax operating loss..............        (15.3)           (17.5)          (8.9)
                                                     ------------    -------------    -----------
    After-tax adjustments:
    ----------------------
      Net realized investment gains (losses)......         38.9             65.6          (26.9)
      Early retirement pension adjustment.........        (17.6)              --          (15.5)
      Pension adjustment..........................           --               --            2.9
      Demutualization expense.....................           --            (14.1)         (23.9)

      Surplus tax.............................        (11.2)           (10.4)          21.0
                                                     ------------    -------------    -----------
    Total after-tax adjustments...................        $10.1            $41.1        $ (42.4)
                                                     ------------    -------------    -----------
    GAAP reported income:
    ---------------------
         Income (loss) from continuing operations         $ (5.2)           $23.6        $ (51.3)
                                                     ============    =============    ===========

The  decrease in  insurance  and  investment  product  fees of 55% in 2001 was  primarily  due to the decision to exit our physician  practice  management  business in the third  quarter of 2000.  The decrease of 33% in 2000 was primarily due to the sale of our property and casualty distribution subsidiary in May 1999.

Net investment  income  consists of income from invested  assets not allocated to other  segments.  The decrease of 61% in
2001 was  primarily  the result of the sale of assets to fund the purchase of the PXP minority  interest in January  2001, partially  offset by the  earnings on the IPO  proceeds.  The increase of 45% in 2000 was  primarily  the result of higher average invested assets due to the proceeds from the sale of our group insurance operations.

The decrease in policy  benefits  and increase in policy  liabilities  of 20% in 2001 was  primarily  due to a decrease in reserves  related to our group pension  business.  The increase in policy  benefits and increase in policy  liabilities of
20% in 2000 was primarily due to an increase in reserves related to our group pension business.

The  decrease  in  interest  expense of 16% and 15% in 2001 and 2000,  respectively,  was due to a decrease  in  corporate borrowings.

The decrease in other  operating  expenses of 61% in 2001 was primarily due to decreases of $23.3 million in  compensation and related expenses,  $14.1 million of special  charitable  contributions  made in 2000, which were not repeated in 2001, and the effect of our  decision to exit our  physician  practice  management  business in the third  quarter of 2000.  The increase  in  other  operating  expenses  of 17% in 2000  was due to a $10.5  million  increase  in  contributions  to our charitable  foundation  and $13.8 million in expenses  related to our decision to exit our physician  practice  management business.  These expenses included goodwill write-offs,  expenses related to contract terminations and severance costs. In addition,  other operating  expenses  increased $10.6 million due primarily to corporate  advertising,  litigation and the growth of Phoenix Global  Solutions  (India) Pvt. Ltd.  ("PGS").  These expenses were offset,  in part, by a $20.3 million reduction in expenses due to the sale of our property and casualty distribution subsidiary in May 1999.

The increase in equity in earnings of and interest earned from  investments in  unconsolidated  affiliates of 100% in 2001 was due  primarily to our equity in the  increased  earnings of Hilb,  Rogal and Hamilton  Company  ("HRH") and EMCO.  The
increase of 56% in 2000 was due primarily to our equity in the increased earnings of HRH.

General Account

The invested  assets in our general  account are generally of high quality and broadly  diversified  across asset classes, sectors and  individual  credits  and  issuers.  Our  general  account  assets are  managed by our  Investment  Management professionals.  We manage our general account assets in investment  segments that support  specific  product  liabilities.
These investment segments have distinct  investment policies that are structured to support the financial  characteristics of the specific  liability or liabilities  within them.  Segmentation  of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

Separate Account Investments and Investment Trusts

Separate account assets are managed in accordance with the specific  investment  contracts and guidelines  relating to our variable products.  We generally do not bear any investment risk on assets held in separate  accounts.  Rather, we receive investment  management  fees based on assets  under  management.  Generally,  assets  held in  separate  accounts  are not available to satisfy general account obligations.

Investment  trusts are assets held for the benefit of those  institutional  clients which have  investments  in structured finance products offered and managed by our investment  management  subsidiary.  Investment  trusts,  for which PXP is the sponsor and actively  manages the assets,  and for which there is not a  substantive  amount of outside third party equity investment in the trust,  are consolidated in the financial  statements.  In 2001, we determined that two out of the eight investment  trusts that PXP sponsored did not have a substantive  amount of outside equity and, as a result,  we concluded that  consolidation was required.  Our financial  exposure is limited to our share of equity and bond investments in these vehicles and there are no financial  guarantees  from, or recourse to, us for these  investment  trusts.  Asset  valuation changes are  directly  offset by changes in the  corresponding  liabilities.  We receive  investment  management  fees for services provided to the trust.

Asset/Liability and Risk Management

Our primary investment  objective is to maximize after-tax  investment return within defined risk parameters.  Our primary sources of investment risk are:

         o credit  risk,  which  relates to the  uncertainty  associated  with the  ongoing  ability of an obligor to make timely payments of principal and interest;

         o interest rate risk,  which  relates to the market price and cash flow  variability  associated  with changes in market interest rates; and

         o  equity risk, which relates to the volatility of prices for equity and equity-like investments.

We manage credit risk through fundamental  analysis of the underlying  obligors,  issuers and transaction  structures.  We employ a staff of specialized  and experienced  credit analysts who review  obligors'  management,  competitive  position, financial statements,  cash flow, coverage ratios, liquidity and other key financial and non-financial information.  These specialists  recommend the investments needed to fund our liability  guarantees within  diversification  and credit rating guidelines.  In addition, when investing in private debt securities,  we rely upon broad access to management information, negotiated  protective  covenants,  call  protection  features  and  collateral  protection.  We review our debt  security portfolio regularly to monitor the performance of obligors and assess the integrity of their current credit ratings.

We  manage  interest  rate  risk as  part  of our  asset/liability  management  process  and  product  design  procedures.
Asset/liability  management  strategies  include the  segmentation of investments by product line, and the construction of investment  portfolios designed to satisfy the projected cash needs of the underlying  liabilities.  We identify potential interest  rate risk in portfolio  segments by modeling  asset and  liability  durations  and cash flows under  current and projected interest rate scenarios. We use these projections to assess and control interest rate risk.

We also manage  interest rate risk by emphasizing  the purchase of securities  that feature  prepayment  restrictions  and call  protection.  Our product  design and pricing  strategies  include the use of surrender  charges or  restrictions  on withdrawals in some products.  In addition,  we selectively  apply  derivative  instruments,  such as interest rate swaps, swaptions,  and floors to reduce the interest rate risk inherent in our portfolios.  These derivatives are transacted with highly rated  counterparties  and monitored for  effectiveness  on an ongoing basis.  We use  derivatives  exclusively for hedging purposes.

We manage equity risk, as well as credit risk, through industry and issuer  diversification and asset allocation.  Maximum exposure to an issuer is defined by quality ratings,  with higher quality issuers having larger exposure  limits.  We have an overall limit on below investment-grade rated issuer exposure.

For further  information  about our  management of interest rate risk and equity risk,  see  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Information About Market Risk."

Debt Securities

Our debt security portfolio consists primarily of  investment-grade  publicly traded and privately placed corporate bonds;
residential  mortgage-backed  securities;  commercial  mortgage-backed  securities;  and  asset-backed  securities.  As of
December 31, 2001, debt securities  represented 68% of general account invested assets,  with a carrying value of $9,599.2 million.  Public debt securities  represented 76% of this total amount, with the remaining 24% represented by private debt securities.  In the fourth quarter of 2001, we reclassified our  held-to-maturity  debt securities to  available-for-sale.
Our debt securities are classified as  available-for-sale  and are reported at fair value with unrealized  gains or losses included in equity.

Each year, the majority of our net cash flows are invested in investment  grade debt  securities.  However,  we maintain a portfolio  allocation  between 6% and 10% of debt securities in below investment grade rated bonds.  Allocations are based on our assessment of relative  value and the  likelihood of enhancing  risk-adjusted  portfolio  returns.  The size of our allocation to below  investment  grade bonds is constrained by the size of our net worth.  We are subject to the risk that the  issuers of the debt  securities  we own may default on  principal  and  interest  payments,  particularly  if a major economic  downturn  occurs.  As of December 31, 2001,  total debt  securities  having an increased  risk of default (those securities with a Securities  Valuation Office ("SVO")  securities  rating of four or greater) totaled  $40.5 million,  or
0.4%, of our total debt security  portfolio,  and our below investment  grade debt securities  represented 8% of our total debt security portfolio.

The following  table  displays the SVO ratings for our debt security  portfolio as of the dates  indicated,  along with an equivalent  S&P  rating  agency  designation.  The  majority  of our bonds are  investment  grade,  with 92%  invested  in
Categories 1 and 2 securities as of December 31, 2001.

                                         Total Debt Securities by Credit Quality

                                                                                         As of December 31,
                                                                                     ----------------------------
                SVO Rating                     S&P Equivalent Designation               2000            2001
                ----------               ----------------------------------------    ------------    ------------
                                                                                            (in millions)
                         1               AAA/AA/A                                       $5,359.3        $6,130.8
                         2               BBB                                             1,979.7         2,686.7
                         3               BB                                                573.9           581.6
                         4               B                                                 240.6           173.0
                         5               CCC and lower                                      15.5            38.6
                         6               In or near default                                  3.9            23.3
                                                                                     ------------    ------------
                                              Total                                      8,172.9         9,634.0
                Less debt securities of discontinued operations.................           114.3            34.8
                                                                                     ------------    ------------
                Total debt securities, continuing operations....................        $8,058.6        $9,599.2
                                                                          ============    ============

The following table displays the credit quality of our public debt security portfolio as of the dates indicated.

                                         Public Debt Securities by Credit Quality

                                                                                         As of December 31,
                                                                                     ----------------------------
                SVO Rating                     S&P Equivalent Designation               2000            2001
                ----------               ----------------------------------------    ------------    ------------
                                                                                            (in millions)
                         1               AAA/AA/A                                       $4,285.0        $5,019.3
                         2               BBB                                             1,083.7         1,667.9
                         3               BB                                                491.5           452.9
                         4               B                                                 200.2           150.4
                         5               CCC and lower                                       1.5            18.0
                         6               In or near default                                  1.4            19.8
                                                                                     ------------    ------------
                                              Total                                     $6,063.3        $7,328.3
                                                                                     ============    ============

The following table displays the credit quality of our private debt security portfolio as of the dates indicated.

                                        Private Debt Securities by Credit Quality

                                                                                         As of December 31,
                                                                                     ----------------------------
                SVO Rating                     S&P Equivalent Designation               2000            2001
                ----------               ----------------------------------------    ------------    ------------
                                                                                            (in millions)
                         1               AAA/AA/A                                       $1,074.3        $1,111.5
                         2               BBB                                               896.0         1,018.8
                         3               BB                                                 82.4           128.7
                         4               B                                                  40.4            22.6
                         5               CCC and lower                                      14.0            20.6
                         6               In or near default                                  2.5             3.5
                                                                                     ------------    ------------
                                              Total                                     $2,109.6        $2,305.7
                                                                                     ============    ============

Certain Risks Related to Our Business

Downturns in  securities  markets  have  adversely  affected and could  continue to  adversely  affect  revenues  from our investment management business.

There are two main ways in which market  declines and  volatility  have  affected,  or have the  potential to affect,  our revenues  negatively.  First,  significant market volatility or declines may cause potential purchasers of our products to refrain from new or additional  investments,  and current  investors to withdraw from the markets or reduce their rates of investment.  Second,  because the revenues of our investment  management and variable  products  businesses are to a large extent  based on fees  related to the value of assets  under our  management,  the decline in the  securities  markets has reduced, and could further reduce, our fee revenues by reducing the value of the investment assets we manage.

Changes in interest rates could harm cash flow and profitability in our life and annuity businesses.

Cash flows  relating to, and the  profitability  of, our life  insurance and annuity  businesses are sensitive to interest rate changes.  In periods of increasing  interest  rates,  life insurance  policy loans and surrenders and withdrawals may increase,  as policyholders  seek investments  with higher perceived  returns.  This process could result in cash outflows requiring us to sell invested  assets at a time when the prices of those assets are adversely  affected by the increase in market interest rates, which could cause us to suffer realized investment losses.

Conversely,  during periods of declining  interest rates, a decrease in the spread between  interest and dividend rates to policyholders  and returns on our investment  portfolio could  adversely  affect our  profitability.  During such periods, life  insurance  and annuity  products may be  relatively  more  attractive  investments,  resulting in increased  premium payments on products with flexible  premium  features,  repayment of policy loans and  increased  percentages  of policies remaining in force during a period when we are earning  lower  returns on our  investments.  For this reason,  a sustained period of declining interest rates could cause cash flow problems for us.

A downgrade in our claims paying ability or financial  strength ratings could increase policy  surrenders and withdrawals, adversely affect  relationships  with  distributors and reduce sales. Any of these  occurrences  would reduce our revenues from sales of life insurance policies.

Claims paying ability ratings,  sometimes  referred to as financial  strength ratings,  indicate a rating agency's view of an insurance  company's  ability to meet its  obligations  to its insureds.  These ratings are key factors  underlying the competitive  position of life insurers.  In particular,  several of the non-affiliated  distributors of our life insurance products refuse to do business with insurance  companies that are rated lower than AA- for financial  strength by Standard
& Poor's Ratings  Services,  or the equivalent of such rating issued by other recognized  ratings  agencies.  Phoenix Life currently has ratings of AA- ("Very Strong") from Standard &  Poor's,  Aa3 ("Excellent")  from Moody's Investors  Service,
Inc., A  ("Excellent")  from A.M.  Best  Company,  Inc. and AA ("Very  High") from Fitch IBCA. A ratings  downgrade or the potential for such a downgrade for Phoenix Life could adversely  affect our ability to compete.  Any of these  occurrences could have a material adverse effect on our revenues from sales of life insurance policies.

Liquidity and Capital Resources

In the normal course of business,  we enter into  transactions  involving  various types of financial  instruments such as debt  securities and equity  securities.  These  instruments  have credit risk and also may be subject to risk of loss due to  interest  rate and market  fluctuations.  We also make  off-balance  sheet  commitments  related  to  venture  capital partnerships; as of December 31, 2001, total unfunded capital commitments were $166.8 million.

Liquidity  refers to the  ability  of a company  to  generate  sufficient  cash  flow to meet its cash  requirements.  The following discussion combines liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (unconsolidated)

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

Consolidated Financial Condition

The  following  tables  present  selected  consolidated  balance  sheet data for the years  indicated  for the  purpose of discussing significant changes in our consolidated financial condition.

                                                       As of December 31,
                                                 --------------------------------
                                                     2000              2001
                                                 --------------    --------------
                                                          (in millions)
       Total investments.......................     $ 11,877.4        $ 13,263.8
       Goodwill and other intangible assets....          582.6             858.6
   Investments in unconsolidated affiliates          173.2             330.6
       Policy liabilities and accruals.........       11,372.6          11,993.4
       Policyholder deposit funds..............          678.4           1,368.2
  Long-term debt..........................          425.1             599.3
       Other liabilities.......................          473.3             595.1
       Minority interest in net assets of
          consolidated subsidiaries............          136.9               8.8

The increase in total  investments  of 12% in 2001 is due to the  investments  of our IPO and debt  offering  proceeds and growth in our annuity business.

The increase in goodwill and other  intangible  assets of 47% in 2001 is primarily due to the purchase of the PXP minority interest, from which we recorded $297.5 million in such assets.

The 91% increase in investments  in  unconsolidated  affiliates in 2001 is primarily  related to the  reclassification  of
Aberdeen and HRH convertible  subordinated  notes from  held-to-maturity  to  available-for-sale  and the resulting market appreciation recorded on that transfer.

The 5% increase in policy  liabilities and accruals in 2001 is primarily due to increased life insurance  reserves and the establishment of the PDO.

The 102%  increase in  policyholder  deposit  funds in 2001 is due to an increase  in annuity  deposits to the  guaranteed interest  account  ("GIA") option during 2001.  Annuity  deposits  increased  primarily as a result of successful  product launches.

The 41% increase in long-term debt in 2001 is due to our public debt offering during the fourth quarter of 2001.

The 94% decrease in minority  interest in net assets of  consolidated  subsidiaries  in 2001 is due to the purchase of the
PXP minority interest, which resulted in PXP becoming our wholly-owned subsidiary.

                                                       As of December 31,
                                                 --------------------------------
                                                     1999              2000
                                                 --------------    --------------
                                                          (in millions)
       Total investments.....................      $ 11,284.0        $ 11,877.4
    Deferred policy acquisition costs.....         1,318.8           1,019.0
       Net assets of discontinued operations            187.6              25.5
       Policyholder deposit funds............           538.2             678.4

The 5%  increase  in total  investments  in 2000 was  primarily  due to growth in our venture  capital  partnerships  from realized gains of $129.2 million, net unrealized gains on securities and a general increase in business.

The 23% decrease in deferred policy  acquisition costs in 2000 was the result of a one-time  adjustment to deferred policy acquisition costs of $218.2 million in our participating block.

The 86% decrease in net assets of  discontinued  operations in 2000 was due to the sale of our real estate  management and group life and health businesses in 2000.

The 26%  increase in  policyholder  deposit  funds in 2001 was due to an  increase in annuity  deposits to the GIA option during 2000.

Phoenix Life

Phoenix Life's liquidity  requirements  principally relate to: the liabilities  associated with its various life insurance and annuity products;  the payment of dividends to us; operating expenses;  contributions to subsidiaries;  and payment of principal and interest on outstanding debt  obligations.  Phoenix Life's  liabilities  arising from its life insurance and annuity  products  include  the  payment of  benefits,  as well as cash  payments in  connection  with policy  surrenders, withdrawals  and loans.  Phoenix Life also has  liabilities  arising from the runoff of the remaining  group  accident and health reinsurance discontinued operations.

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

Phoenix Life's  current  sources of liquidity  also include a master credit  facility under which it has direct  borrowing rights, subject to Phoenix's unconditional guarantee (see "Debt Financing").  Following the demutualization,  Phoenix Life no longer has access to the cash flows generated by the closed block assets.

As of December 31, 2001,  Phoenix Life  received  life  insurance  claims  relating to the  September 11,  2001  terrorist attacks totaling $11.7 million.  Claim costs were  $3.7 million,  net of reinsurance,  of which  $2.1 million  reduced net income and $1.6 million were funded by the closed block.

A primary  liquidity  concern with respect to life insurance and annuity  products is the risk of early  policyholder  and contractholder  withdrawal.  Phoenix Life closely monitors its liquidity  requirements in order to match cash inflows with expected cash outflows,  and employs an asset/liability  management approach tailored to the specific requirements of each product line,  based upon the return  objectives,  risk  tolerance,  liquidity,  tax and  regulatory  requirements  of the underlying  products.  In particular,  Phoenix Life maintains  investment  programs generally intended to provide adequate funds to pay benefits without forced sales of investments.  Products having  liabilities with relatively long lives,  such as life  insurance,  are matched  with  assets  having  similar  estimated  lives,  such as  long-term  public and private placement debt securities.  Shorter-term  liabilities are matched with investments such as short-term and medium-term debt securities.

The  following  table  summarizes  Phoenix  Life's  annuity  contract  reserves and deposit fund  liabilities  in terms of contractholders' ability to withdraw funds for the indicated periods:

                                      Withdrawal Characteristics of Annuity Contract
                                         Reserves and Deposit Fund Liabilities(1)

                                                                               As of December 31,
                                                                 -----------------------------------------------
                                                                         2000                     2001
                                                                 ----------------------   ----------------------
                                                                   Amount         %         Amount         %
                                                                 ------------   -------   -----------    -------
                                                                             (dollars in millions)
    Not subject to discretionary withdrawal provision........       $ 182.8         4%       $ 173.9         3%
    Subject to discretionary withdrawal without adjustment...         688.3        14%       1,054.8        21%
    With market value adjustment.............................          17.2        --%         239.1         5%
    Subject to discretionary withdrawal at contract value less
        surrender charge.....................................         173.9         3%         453.3         9%
    Subject to discretionary withdrawal at market value......       4,041.5        79%       3,087.5        62%
                                                                 -----------    -------   -----------    -------
Total annuity contract reserves and deposit fund liability.    $5,103.7      100%       $5,008.6       100%
                                                                 ===========              ===========
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
Policyholders  have the right to borrow from  Phoenix Life an amount  generally up to the cash value of their  policies at any time.  As of December 31,  2001,  Phoenix Life had  approximately  $10.5  billion in cash values with respect to which policyholders  had rights to take policy  loans.  The  majority of cash values  eligible  for policy loans are at variable interest  rates that are reset annually on the policy  anniversary.  Phoenix Life's amount of policy loans has not changed significantly since 1999. Policy loans at December 31, 2001 were $2.2 billion.

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

PXP

PXP's liquidity  requirements  are primarily to fund operating  expenses and pay  outstanding  debt. PXP also will require liquidity to fund the costs of  acquisitions or any contingent  payments for previous  acquisitions.  Historically,  PXP's principal  source of  liquidity  has been cash  flows  from  operations.  We expect  that cash flow from  operations  will continue to be PXP's principal  source of working capital for the foreseeable  future.  PXP,  together with us and Phoenix
Life, has entered into a master credit  facility.  Under this facility,  PXP has direct borrowing  rights,  subject to our unconditional  guarantee.  See "--Debt  Financing-- Master Credit  Facility." We believe that PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

Debt Financing

As of December 31, 2001, we had  outstanding  debt of $299.2 million (not including the  indebtedness  of Phoenix Life and
PXP described below under "Phoenix Life" and "PXP," respectively).

Debt offering. On December 19, 2001, we completed a debt offering of $300 million, thirty-year senior unsecured bonds at a coupon of 7.45%. The bonds are traded on the New York Stock Exchange under the symbol PFX. The carrying value at
December 31, 2001 was $299.2 million.

Master Credit  Facility.  In June 2001, we,  Phoenix Life and PXP entered into a $375 million  revolving  credit  facility which  matures on June 10, 2005 (the  "Master  Credit  Facility")  and  terminated  Phoenix  Life's and PXP's prior credit facilities.  Bank of Montreal is the  administrative  agent for this credit  facility.  Each company has direct  borrowing rights under this credit  facility.  We  unconditionally  guarantee  loans to Phoenix  Life and PXP.  Base rate loans bear interest at the greater of the Bank of Montreal's  prime  commercial  rate or the effective  federal funds rate plus 0.5%.
Eurodollar  rate loans bear interest at LIBOR plus an applicable  margin.  At December 31, 2001, the  outstanding  balance under this facility was $125.1 million,  subject to the Eurdollar rate structure.  The credit agreement contains customary financial  and  operating  covenants  that  include,  among  other  provisions,  requirements  that we  maintain a minimum stockholders'  equity and a maximum debt to capitalization  ratio; that Phoenix Life maintain a minimum risk based capital ratio and a minimum  financial  strength  rating;  and that PXP  maintain  a maximum  debt to  capitalization  ratio and a minimum stockholder's equity.

Phoenix Life

As of December 31, 2001, Phoenix Life had $175.0 million of debt outstanding, but none under the Master Credit Facility.

Surplus Notes.  In November 1996,  Phoenix Life issued $175 million  principal  amount of 6.95% surplus notes due December
1, 2006.  Each payment of interest or principal of the notes  requires the prior  approval of the New York  Superintendent of Insurance  and may be made only out of surplus  funds which the  Superintendent  determines  to be  available  for such payment under the New York Insurance Law. The notes contain neither  financial  covenants nor early redemption  provisions and are to rank equally with any  subsequently  issued surplus,  capital or contribution  notes or similar  obligations of
Phoenix Life.  Section 1307 of the New York  Insurance  Law provides that the notes are not part of the legal  liabilities of Phoenix Life and are not a basis of any set-off against Phoenix Life.

PXP

As of December 31, 2001, PXP had $344.2 million of debt outstanding, including:

Phoenix Life  Subordinated  Note. In exchange for the  debentures  held by it,  Phoenix Life agreed to accept from PXP, in lieu of cash,  a $69.0  million  subordinated  note due 2006,  bearing  interest  annually  at the rate of LIBOR  plus two hundred basis points.

Phoenix  Subordinated  Note. PXP paid down $150 million in debt from its Master Credit  Facility and borrowed from Phoenix in the  form of a $150  million  subordinated  note  due  2007,  bearing  interest  annually  at the  rate of  LIBOR  plus seventy-two basis points.

Master  Credit  Facility.  As of December 31, 2001,  PXP had $125.1  million of debt  outstanding  under the Master Credit
Facility described above.

Reinsurance

We  maintain  life  reinsurance  programs  designed  to  protect  against  large or unusual  losses in our life  insurance business.  Over the last several years in response to the reduced cost of  reinsurance  coverage,  we increased the amount of individual  mortality  risk coverage  purchased  from third party  reinsurers.  Based on our review of their  financial statements and reputations in the reinsurance  marketplace,  we believe that these third party  reinsurers are financially sound and, therefore, that we have no material exposure to uncollectable life reinsurance.

Risk Based Capital

Section 1322 of the New York Insurance Law requires that New York life insurers  report their risk based capital  ("RBC").
RBC is based on a formula  calculated by applying  factors to various  asset,  premium and statutory  reserve  items.  The formula takes into account the risk  characteristics of the insurer,  including asset risk,  insurance risk, interest rate risk and business risk.  Section 1322 gives the New York  Superintendent  of Insurance  explicit  regulatory  authority to require  various  actions by, or take various  actions  against,  insurers  whose total  adjusted  capital does not exceed certain RBC levels.  As of December  31, 2001 and 2000,  Phoenix  Life's total  adjusted  capital was in excess of each of these  RBC  levels.  Each of the  U.S.  insurance  subsidiaries  of  Phoenix  Life is  also  subject  to  these  same  RBC requirements.  As of December 31, 2001 and 2000, the total adjusted  capital of each of these insurance  subsidiaries  was in excess of each of their respective RBC levels.

Net Capital Requirements

Phoenix Equity Planning  Corporation  ("PEPCO"),  PXP Securities Corp. ("PSC") and Rutherford,  Brown and Catherwood,  LLC
("Rutherford"),  each  of  which  is a  direct  or  indirect  owned  subsidiary  of  PXP,  PHOENIXLINK  Investments,  Inc.
("PHOENIXLINK") and PFG Distribution  Company,  both of which are subsidiaries of Phoenix Life, and Main Street Management and WS Griffith,  both of which are subsidiaries of Phoenix  Distribution  Management Company, are each subject to the net capital  requirements  imposed on registered  broker-dealers by the Securities  Exchange Act of 1934 (the "Exchange Act").
Each of them is also required to maintain a ratio of aggregate  indebtedness  to net capital that does not exceed 15 to 1.
The  following  are the net  capital,  as  defined  in the  Exchange  Act,  regulatory  minimum  and  ratio  of  aggregate indebtedness, as defined in the Exchange Act, to net capital for each of these broker-dealers, as of December 31, 2001:

    o   PEPCO had net capital of  approximately  $8.0 million.  This amount exceeded  PEPCO's  regulatory  minimum of $0.7 million. The ratio of aggregate indebtedness to net capital for PEPCO was 1.30 to 1.

    o   PSC had net capital of approximately $0.9 million.  This amount exceeded PSC's regulatory minimum of $44,656.  The ratio of aggregate indebtedness to net capital for PSC was 0.73 to 1.

    o   Main  Street  Management  had net  capital of  approximately  $0.6  million.  This  amount  exceeded  Main  Street
        Management's  regulatory  minimum of $55,081.  The ratio of aggregate  indebtedness to net capital for Main Street
        Management was 1.37 to 1.

    o   PHOENIXLINK had net capital of approximately  $35,000.  This amount exceeded  PHOENIXLINK's  regulatory minimum of
        $5,000. The ratio of aggregate indebtedness to net capital for PHOENIXLINK was 0 to 1.

    o   PFG Distribution Company had net capital of approximately $8,660. This amount exceeded PFG Distribution  Company's regulatory minimum of $5,000. The ratio of aggregate  indebtedness to net capital for PFG Distribution Company was
        3.46 to 1.

    o   WS Griffith had net capital of approximately $1.9 million.  This amount exceeded WS Griffith's  regulatory minimum of $0.5 million. The ratio of aggregate indebtedness to net capital for WS Griffith was 3.78 to 1.

    o  Rutherford had net capital of approximately $0.8 million. This amount exceeded  Rutherford's  regulatory minimum of
       $0.1 million. The ratio of aggregate indebtedness to net capital for Rutherford was 1.0 to 1.

Consolidated Cash Flows

The  following  table  presents  summary  consolidated  cash  flow  data for the  periods  indicated  for the  purpose  of illustrating changes in the components of our cash flows.
                                                                             For the Year Ended December 31,
                                                                      ----------------------------------------------
                                                                         1999             2000             2001
                                                                      ------------    -------------    -------------
                                                                                      (in millions)
Net cash provided by operating activities of continuing operations     $    318.0      $    375.1       $     444.1
Net cash used for operating activities of discontinued operations           (76.7)         (264.6)            (75.1)
Net cash used for investing activities of continuing operations            (419.9)           (1.9)         (1,927.5)
Net cash provided by investing activities of discontinued
 operations                                                                 105.6           259.5              77.5
Net cash provided by financing activities of continuing operations           80.4            35.2           1,576.5

The increase in net cash provided by operating  activities of continuing  operations in 2001 over 2000 is primarily due to a  reduction  in income tax  payments  in 2001,  refunds in 2001 of income  taxes  paid in prior  years,  offset by higher non-recurring  expenses due to the purchase of the PXP minority interest and lower insurance and investment  product fees.
The increase in 2000 as compared to 1999 resulted  primarily from lower benefits paid to  policyholders,  primarily in the
Confederation Life block, and higher insurance and investment product fees.

The increase in net cash used for operating  activities of  discontinued  operations for 2000 as compared to 1999 and 2001 resulted  primarily from the payment of cash settlements in 2000 to several of the companies  involved in Unicover,  which is  associated  with the runoff of our group  accident and health  reinsurance  block,  and from the  remaining  operating activities of our discontinued operations.

The increase in net cash used for  investing  activities  for 2001 was  primarily due to the IPO proceeds and a portion of the debt proceeds,  offset by expenses  related to purchase of the PXP minority  interest in January 2001. The decrease in net cash used for investing  activities of continuing  operations  for 2000 as compared to 1999 was due to the increase in proceeds from the sale of equity securities,  the decrease in the purchases of available-for-sale  debt securities and the decrease in acquisitions of new  subsidiaries in 2000.  These  fluctuations  were offset by decreases in proceeds from the sale and repayment of debt securities available-for-sale.

The increase in net cash provided by investing  activities  of  discontinued  operations  for 2000 as compared to 1999 and
2001 was primarily due to proceeds from the sale of our group life and health operations.

The increase in net cash provided by financing  activities in 2001 was due to our IPO and common stock issuance,  our debt offering and a 392% increase in net variable  annuity  deposits in the GIA. The decrease in net cash provided by financing activities of continuing  operations in 2000 as compared to 1999 resulted  primarily from the decrease in short-term  debt and bank borrowings and the increase in repayments of securities sold subject to repurchase  agreements  offset  primarily by the increased variable annuity deposits into the guaranteed account option rather than the separate account option.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

We must  effectively  manage,  measure and monitor the market risk  generally  associated  with our  insurance and annuity business and, in particular,  our commitment to fund insurance  liabilities.  We have developed an integrated  process for managing risk, which we conduct through our Corporate Portfolio Management  Department,  Actuarial  Department,  Corporate
Finance  Department  and  additional  specialists  at the business  segment  level.  These  groups  confer with each other regularly.  We have implemented  comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

Market risk is the risk that we will incur losses due to adverse  changes in market rates and prices.  We have exposure to market risk through both our insurance  operations and our investment  activities.  Our primary market risk exposure is to changes in interest  rates,  although we also have  exposures to changes in equity  prices and foreign  currency  exchange rates. We also have credit risks in connection with our derivative contracts.

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

One of the key  measures  we use to  quantify  this  interest  rate  exposure  is  duration.  Duration  is one of the most significant  measurement  tools in measuring the  sensitivity  of the fair value of assets and  liabilities  to changes in interest  rates.  For example,  if interest rates  increase by 100 basis points,  or 1%, the fair value of an asset with a duration of five years is expected to  decrease  by 5%. We believe  that as of December  31, 2000 and 2001,  our asset and liability  portfolio  durations were well matched,  especially for the largest segments of our balance sheet (i.e.,  whole life and universal  life).  Since our insurance  products  have  variable  interest  rates (which expose us to the risk of interest rate  fluctuations),  we regularly  undertake a sensitivity  analysis that calculates  liability  durations under various cash flow scenarios.

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

                                                                       As of December 31, 1999
                                                ----------------------------------------------------------------------
                                                                                     Fair Value
                                                               -------------------------------------------------------
                                                   Book           -100 Basis           As of            +100 Basis
                                                  Value          Point Change         12/31/99         Point Change
                                                -----------    -----------------    -------------    -----------------
                                                                            (in millions)
Cash and short-term investments..............      $ 288.8              $ 290.0          $ 289.8              $ 289.6
Floating rate notes..........................        230.7                231.2            230.7                230.1
Long-term bonds..............................      7,256.5              8,460.0          7,981.5              7,609.4
Commercial mortgages.........................        716.8                752.0            721.9                698.5
      Total..................................   -----------    -----------------    -------------    -----------------
                                                  $8,492.8             $9,733.2         $9,223.9             $8,827.6
                                                ===========    =================    =============    =================

                                                                       As of December 31, 2000
                                                ----------------------------------------------------------------------
                                                                                     Fair Value
                                                               -------------------------------------------------------
                                                   Book           -100 Basis           As of            +100 Basis
                                                  Value          Point Change         12/31/00         Point Change
                                                -----------    -----------------    -------------    -----------------
                                                                            (in millions)
Cash and short-term investments..............      $ 660.9         $   661.5           $    660.9        $   660.4
Floating rate notes..........................        193.0             193.3                193.1            192.8
Long-term bonds..............................      7,918.4           8,519.8              8,063.5          7,641.7
Commercial mortgages.........................        593.4             612.7                589.1            567.4
     Total...................................   -----------    -----------------    -------------    -----------------
                                                  $9,365.7         $ 9,987.3           $  9,506.6        $ 9,062.3
                                                ===========    =================    =============    =================

                                                                      As of December 31, 2001
                                               -----------------------------------------------------------------------
                                                                                     Fair Value
                                                               -------------------------------------------------------
                                                  Book            -100 Basis           As of            +100 Basis
                                                  Value          Point Change         12/31/01         Point Change
                                               ------------    -----------------    -------------    -----------------
                                                                           (in millions)
Cash and short-term investments..............  $     514.8              $ 515.2          $ 514.8              $ 514.4
Floating rate notes..........................        150.0                152.4            150.0                147.6
Long-term bonds..............................      9,490.7             10,145.8          9,657.2              9,193.2
Commercial mortgages.........................        535.8                594.5            571.6                549.8
    Total....................................  ------------    -----------------    -------------    -----------------
                                               $10,691.3              $11,407.9        $10,893.6            $10,405.0
                                               ============    =================    =============    =================

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

We enter into interest rate swap  agreements to reduce market risks from changes in interest  rates.  We do not enter into interest rate swap  agreements  for trading  purposes.  Under interest rate swap  agreements,  we exchange cash flows with another party at specified  intervals for a set length of time based on a specified notional principal amount.  Typically, one of the cash flow  streams is based on a fixed  interest  rate set at the  inception  of the  contract and the other is based on a variable rate that periodically  resets.  Generally,  no premium is paid to enter into the contract and neither party makes payment of principal.  The amounts to be received or paid on these swap  agreements are accrued and recognized in net investment income.

We enter into interest rate floor,  cap and swaption  contracts  for our assets and our insurance  liabilities  as a hedge against  substantial  changes in interest rates. We do not enter into such contracts for trading  purposes.  Interest rate floor and interest rate cap agreements  are contracts with a counterparty  which require the payment of a premium and give us the right to receive over the term of the contract the  difference  between the floor or cap interest rate and a market interest  rate on specified  future dates based on an underlying  notional  principal.  Swaption  contracts are options to enter into an interest  rate swap  transaction  on a specified  future date and at a  specified  interest  rate.  Upon the exercise of a swaption,  we receive  either a swap  agreement at the  pre-specified  terms or cash for the market value of the swap.  We pay the premium for these  instruments  on a quarterly  basis over the term of the  contract  and  recognize these payments in computing net investment income.

The tables below show the interest rate sensitivity of our interest rate  derivatives  measured in terms of fair value for the periods  indicated.  These  exposures  will change as our insurance  liabilities  are created and  discharged and as a result of ongoing portfolio and risk management activities.

                                                            As of December 31, 1999
                          --------------------------------------------------------------------------------------------
                                                                                     Fair Value
                                                               -------------------------------------------------------
                                              Weighted
                           Notional           Average             -100 Basis           As of            +100 Basis
                            Amount          Term (Years)         Point Change         12/31/99         Point Change
                          ------------    -----------------    -----------------    -------------    -----------------
                                                  (in millions, except Weighted Average Term)
Interest rate floors....    $ 1,210.0           8.7                       $(4.3)           $(7.5)               $(8.5)
Interest rate swaps.....        474.0           8.8                         8.7              1.5                 (4.9)
Interest rate caps......         50.0           8.5                          .1               .8                  2.0
Receiver swaptions......      1,600.0           9.3                        (2.6)            (8.2)               (10.1)
                          ------------                                 ---------        ---------           ----------
    Totals..............    $ 3,334.0                                      $1.9          $(13.4)              $ (21.5)
                          ============                                 =========        =========           ==========

                                                            As of December 31, 2000
                          --------------------------------------------------------------------------------------------
                                                                                     Fair Value
                                                               -------------------------------------------------------
                                             Weighted
                           Notional           Average             -100 Basis           As of            +100 Basis
                            Amount         Term (Years)          Point Change         12/31/00         Point Change
                          -----------    ------------------    -----------------    -------------    -----------------
                                                  (in millions, except Weighted Average Term)
Interest rate floors...       $110.0            7.9                       $ 1.1             $(.1)                $(.4)
Interest rate swaps....        453.0            7.5                        15.6              7.9                  1.1
Interest rate caps.....         50.0            7.8                         (.3)              --                   .9
                          -----------                                  ---------           ------              -------
      Totals...........       $613.0                                     $ 16.4            $ 7.8                $ 1.6
                          ===========                                  =========           ======              =======

                                                            As of December 31, 2001
                          --------------------------------------------------------------------------------------------
                                                                                     Fair Value
                                                               -------------------------------------------------------
                                             Weighted
                           Notional           Average             -100 Basis           As of            +100 Basis
                            Amount         Term (Years)          Point Change         12/31/01         Point Change
                          -----------    ------------------    -----------------    -------------    -----------------
                                                  (in millions, except Weighted Average Term)
Interest rate floors...       $110.0            1.4                       $ 1.7              $.4                $ (.4)
Interest rate swaps....        590.0           12.2                        25.0              6.4                (12.1)
Interest rate caps.....         50.0            6.5                          --               .4                  1.3
                          -----------                                  ---------         --------            ---------
   Totals..............       $750.0                                      $26.7             $7.2              $ (11.2)
                          ===========                                  =========         ========            =========

Equity Risk

Equity  risk is the risk that we will incur  economic  losses due to adverse  changes in equity  prices.  Our  exposure to changes in equity prices  primarily  results from our commitment to fund our variable  annuity and variable life products, as well as from our holdings of common stocks,  mutual funds and other equities.  We manage our insurance  liability risks on an integrated  basis with other risks through our liability and risk management and capital and other asset  allocation strategies.  We also  manage  equity  price  risk  through  industry  and  issuer  diversification  and  asset  allocation techniques.  We held $437.2  million,  $335.5  million and $290.9  million in equities on our balance sheet as of December
31,  1999,  2000 and 2001,  respectively.  A 10% decline in the relevant  equity  price would  decrease the value of these assets by  approximately  $44 million,  $34 million and $29 million as of December 31, 1999, 2000 and 2001,  respectively.
Conversely,  a 10% increase in the relevant  equity price would  increase the value of these assets by  approximately  $44 million, $34 million and $29 million as of December 31, 1999, 2000 and 2001, respectively.

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

We  partially  mitigate  this risk by using  foreign  currency  swaps,  which are  agreements  designed  to hedge  against fluctuations  in foreign  currency  exposure.  Under this type of  agreement,  we agree to exchange  with  another  party, principal and periodic interest  payments  denominated in foreign currency for payments  denominated in U.S. dollars.  The amounts to be received or paid on a foreign  currency  swap  agreement  are  recognized in net  investment  income.  As of
December 31, 1999,  2000 and 2001,  these swaps  represented a notional  amount of $8.1  million,  $24.3 million and $16.4 million,  and a fair value of $0.2  million,  $2.0  million and $2.9  million,  respectively.  We believe our  outstanding foreign exchange risk is immaterial.

Item 8...         Financial Statements and Supplementary Data
See Table of Contents.

Item 9...  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant

The information  required by Items 401 and 405 of Regulation  S-K, except for Item 401 with respect to executive  officers as disclosed  below, is incorporated  herein by reference from the information set forth under the sections  titled:  "The
Board of Directors,"  "Compensation of Executive Officers," "Compensation of Directors,"  "Compensation Committee Report,"
and "Performance  Graph" of Phoenix's  definitive  proxy  statement,  which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.

Set forth  below is a  description  of the  business  positions  during at least  the past  five  years for the  executive officers of Phoenix:

ROBERT W. FIONDELLA has served as:  Chairman and Chief  Executive  Officer of Phoenix since  November  2000;  chairman and chief executive officer of Phoenix Life since 1994;  president of Phoenix Life from 1987 until 2000;  principal  operating officer of Phoenix  Life from 1992 until 1994;  and chief  operating  officer of Phoenix  Life from 1989 until  1992.  Mr.
Fiondella is also a director of PXRE Group Ltd. and HRH.

DONA D. YOUNG has served as:  President and a director of Phoenix since  November 2000 and Chief  Operating  Officer since
2001;  director  of Phoenix  Life since  1998,  and its  president  since 2000 and chief  operating  officer  since  2001;
executive vice president,  individual  insurance and general counsel of Phoenix Life from 1994 until 2000; and senior vice president  and general  counsel of Phoenix  Life from 1989 until 1994.  Mrs.  Young also serves as a  director/trustee  of
Phoenix Edge Series Fund and as a director of Sonoco Products Company, Wachovia Corporation and Foot Locker, Inc.

PHILIP R.  McLOUGHLIN has served as:  Executive Vice President and a director of Phoenix since November 2000;  director of
Phoenix Life since 1994;  executive vice president,  investments,  of Phoenix Life from 1988 to the present;  and chairman and chief  executive  officer of PXP from 1995 to the present.  Mr.  McLoughlin also serves as a  director/trustee  of the following  registered  investment  companies;  The Phoenix Funds,  The Phoenix  Institutional  Funds,  The  Phoenix-Seneca
Funds,  Phoenix-Engemann  Funds,  Phoenix-Euclid  Market  Neutral Fund,  Phoenix-Zweig  Trust,  Duff & Phelps  Utility and
Corporate Bond Trust Inc.,  Duff & Phelps  Utilities  Tax-Free Income Inc. and The World Trust Fund. He is also a director of PXRE Group Ltd.

CARL T. CHADBURN has served as:  Executive  Vice  President of Phoenix since  November  2000;  executive vice president of
Phoenix Life from 1998 to the present;  senior vice  president of Phoenix Life from 1992 until 1998;  and vice  president, human resources, of Phoenix Life prior to 1992.

DAVID W. SEARFOSS has served as:  Executive Vice President and Chief  Financial  Officer of Phoenix,  since November 2000;
executive vice president and chief financial  officer of Phoenix Life from 1994 to the present;  and senior vice president and chief  financial  officer,  Phoenix Life from 1987 until 1994. Mr.  Searfoss is also a director of PXRE Group Ltd. and
HRH.

SIMON Y. TAN has served as:  Executive Vice President of Phoenix since November 2000;  executive vice president of Phoenix
Life from June 2000 to the present;  and senior vice  president of Phoenix Life from 1994 until 2000.  Mr. Tan also serves as a director/trustee of Phoenix Edge Series Fund.

TRACY L. RICH has served as: Senior Vice President,  General Counsel and Assistant Secretary,  since November 2000; senior vice  president  and general  counsel of Phoenix from January 2000 to the present;  and senior vice  president  and deputy general counsel of Massachusetts Mutual Life Insurance Company from 1996 until 2000.

Item 11.   Executive Compensation

The  information  required by Item 402 of Regulation  S-K is  incorporated  herein by reference from the  information  set forth under the sections  titled:  "Compensation  of  Executive  Officers,"  "Compensation  of  Directors,"  "Compensation
Committee  Report," and  "Performance  Graph" of Phoenix's  definitive  proxy  statement,  which will be filed pursuant to
Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The  information  required by Item 403 of Regulation  S-K is  incorporated  herein by reference from the  information  set forth under the section titled  "Ownership of Common Stock" of Phoenix's  definitive proxy statement,  which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.

Item 13.   Certain Relationships and Related Transactions

The  information  required by Item 404 of Regulation  S-K is  incorporated  herein by reference from the  information  set forth under the section titled "Certain  Relationships and related  Transactions" of Phoenix's definitive proxy statement, which  will be filed  pursuant  to  Regulation  14A under the  Exchange  Act within 120 days after the close of its fiscal year.

                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this Form 10-K.

1.       Financial  Statements.  The financial statements listed in Part II of the Table of Contents to this Form 10-K are filed as part of this Form 10-K.
2.       Financial  Statement  Schedules.  The financial  statement  schedules in Part IV of the Table of Contents to this
                           Form 10-K are filed as part of this Form 10-K.  All other  financial  statement  schedules  are omitted as they are not applicable or the  information is shown in the  consolidated  financial statements or notes thereto.
3.       Exhibits.  The exhibits  filed as part of this Form 10-K are listed on the Exhibit  Index  immediately  preceding such exhibits and incorporated herein by reference.

(b)      The following report on Form 8-K was filed during the last quarter covered by this Form 10-K:

o        dated  November  12,  2001,  Items 7 and 9 - containing  a press  release  announcing  a definitive  agreement to acquire a majority interest in Kayne Anderson Rudnick Investment Management, LLC.

                  There were no other reports on Form 8-K filed during the last quarter covered by this Form 10-K.

                                                        SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the  Registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE PHOENIX COMPANIES, INC.
                                                       (Registrant)

Dated:                March 20, 2002                           /s/Robert W. Fiondella
                                                               ----------------------
                                                               Robert W. Fiondella,
                                                               Chairman, Chief Executive Officer,
                                                               And Director

Dated:                March 20, 2002                           /s/Bonnie J. Malley
                                                               -------------------
                                                               Bonnie J. Malley,
                                                               Senior Vice President and Chief Accounting
                                                               Officer

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report has been signed below,  dated March 20,
2002, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Sal H. Alfiero                                              /s/Jerry J. Jasinowski
-----------------                                              ----------------------
Sal H. Alfiero, Director                                       Jerry J. Jasinowski, Director

/s/J. Carter Bacot                                             /s/Thomas S. Johnson
------------------                                             --------------------
J. Carter Bacot, Director                                      Thomas S. Johnson, Director

/s/Peter C. Browning                                           /s/Marilyn E. LaMarche
--------------------                                           ----------------------
Peter C. Browning, Director                                    Marilyn E. LaMarche, Director

/s/Arthur P. Byrne                                             /s/Philip R. McLoughlin
------------------                                             -----------------------
Arthur P. Byrne, Director                                      Philip R. McLoughlin, Executive Vice
                                                               President, Chief Investment Officer
/s/Sanford Cloud, Jr.                                          And Director
---------------------
Sanford Cloud, Jr., Director
                                                               /s/Robert F. Vizza
                                                               ------------------
/s/Richard N. Cooper                                           Robert F. Vizza, Director
--------------------
Richard N. Cooper, Director
                                                               /s/Robert G. Wilson
                                                               -------------------
/s/Gordon J. Davis                                             Robert G. Wilson, Director
------------------
Gordon J. Davis, Director
                                                               /s/Dona D. Young
                                                               ----------------
/s/Ann Maynard Gray                                            Dona D. Young, President, Chief
-------------------
Ann M. Gray, Director                                          Operating Officer and Director

/s/John E. Haire
----------------
John E. Haire, Director

                                            REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The Phoenix Companies, Inc.

In our opinion,  the accompanying  consolidated  balance sheets and the related  consolidated  statements of income,  cash flows,  and changes in  stockholders'  equity and  comprehensive  income present  fairly,  in all material  respects,  the financial  position of The  Phoenix  Companies,  Inc.  (formerly,  Phoenix  Home Life Mutual  Insurance  Company)  and its
subsidiaries  at  December 31,  2001 and 2000,  and the results of their  operations  and their cash flows for each of the three years in the period ended  December 31,  2001 in conformity with  accounting  principles  generally  accepted in the
United  States  of  America.  These  financial  statements  are  the  responsibility  of  the  Company's  management;  our responsibility  is to express an opinion on these  financial  statements  based on our audits.  We conducted our audits of these statements in accordance with auditing standards  generally accepted in the United States of America,  which require that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial  statements  are free of material  misstatement.  An audit includes examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements,  assessing the accounting  principles  used and significant  estimates made by management,  and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

As  discussed  in the  accompanying  notes to  consolidated  financial  statements,  the  Company  changed  its  method of accounting  for  venture  capital  partnerships  (note 5),  securitized  financial  instruments  (note 3), and  derivative financial instruments (note 3) in 2001.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 5, 2002

                                               THE PHOENIX COMPANIES, INC.
                                               Consolidated Balance Sheets

                                                                                       As of December 31,
                                                                             ---------------------------------------
                                                                                   2000                  2001
                                                                             ------------------    -----------------
                                     ASSETS                                     (in millions, except share data)
     Investments:
         Available-for-sale debt securities, at fair value...........                $ 5,949.0            $ 9,599.2
Held-to-maturity debt securities, at amortized cost 2,109.6                   --
         Equity securities, at fair value............................                    335.5                290.9
         Mortgage loans, at unpaid principal, net....................                    593.4                535.8
         Real estate, at lower of cost or fair value less costs to
sell, net..........................................                     77.9                 83.1
         Policy loans, at unpaid principal...........................                  2,105.2              2,172.2
         Venture capital partnerships................................                    467.3                291.7
         Other invested assets.......................................                    235.7                282.4
         Short-term investments, at amortized cost...................                      3.8                  8.5
                                                                             ------------------    -----------------
            Total investments........................................                 11,877.4             13,263.8
     Cash and cash equivalents.......................................                    720.0                815.5
     Accrued investment income.......................................                    194.5                203.1
     Deferred policy acquisition costs...............................                  1,019.0              1,123.7
     Premiums, accounts and notes receivable.........................                    155.8                147.8
     Reinsurance recoverables........................................                     16.6                 21.3
     Property, equipment and leasehold improvements, net.............                    122.2                117.7
     Goodwill and other intangible assets, net.......................                    582.6                858.6
     Investments in unconsolidated affiliates........................                    173.2                330.6
     Deferred income taxes...........................................                       --                  1.8
     Net assets of discontinued operations (note 14).................                     25.5                 20.8
     Other assets....................................................                     49.8                 50.7
     Separate account assets and investment trusts...................                  5,376.6              5,570.0
                                                                             ------------------    -----------------
         Total assets................................................               $ 20,313.2           $ 22,525.4
                                                                             ==================    =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
     ------------
         Policy liabilities and accruals.............................               $ 11,372.6           $ 11,993.4
         Policyholder deposit funds..................................                    678.4              1,368.2
         Long-term debt (note 9).....................................                    425.1                599.3
         Deferred income taxes.......................................                      9.4                   --
         Other liabilities...........................................                    473.3                595.1
         Separate account liabilities and investment trusts..........                  5,376.6              5,564.9
                                                                             ------------------    -----------------
              Total liabilities......................................                 18,335.4             20,120.9
                                                                             ------------------    -----------------
     Commitments and contingencies (note 24)
     Minority interest in net assets of consolidated subsidiaries....                    136.9                  8.8
                                                                             ------------------    -----------------
     Stockholders' equity:
     ---------------------
        Common stock ($.01 par value, 1.0 billion shares authorized;
           0 and 101.9 million shares outstanding at December 31,
           2000 and 2001, respectively)..............................                       --                  1.0
        Treasury stock, at cost (0 and 4.5 million shares at
           December 31, 2000 and 2001, respectively).................                       --                (66.0)
        Additional paid-in capital...................................                       --              2,410.4
        Retained earnings (accumulated deficit)......................                  1,820.7                (30.8)
        Accumulated other comprehensive income.......................                     20.2                 81.1
                                                                             ------------------    -----------------
            Total stockholders' equity...............................                  1,840.9              2,395.7
                                                                             ------------------    -----------------
            Total liabilities and stockholders' equity...............               $ 20,313.2           $ 22,525.4
                                                                             ==================    =================

                 The accompanying notes are an integral part of these consolidated financial statements.

                                               THE PHOENIX COMPANIES, INC.
                                            Consolidated Statements of Income

                                                                          For the Year Ended December 31,
                                                              --------------------------------------------------------
                                                                   1999                 2000               2001
                                                              ----------------     ---------------    ----------------
Revenues:                                                            (in millions, except earnings per share)
---------
Premiums  $ 1,175.7           $ 1,147.4           $ 1,112.7
       Insurance and investment product fees................            574.6               631.0               546.4
       Net investment income................................            953.1             1,129.6               835.1
       Net realized investment gains (losses)...............             75.8                89.2               (72.4)
                                                              ----------------     ---------------    ----------------
            Total revenues..................................          2,779.2             2,997.2             2,421.8
                                                              ----------------     ---------------    ----------------
Benefits and expenses:
----------------------
       Policy benefits and increase in policy liabilities...          1,373.1             1,409.8             1,406.7
       Policyholder dividends...............................            360.5               378.0               400.1
       Amortization of deferred policy acquisition costs....            147.9               356.0               133.0
       Amortization of goodwill and other intangible assets.             40.1                36.9                49.4
       Interest expense.....................................             34.0                32.7                27.3
       Demutualization expenses.............................               --                21.8                25.9
       Other operating expenses.............................            557.9               604.5               628.1
                                                              ----------------     ---------------    ----------------
            Total benefits and expenses.....................          2,513.5             2,839.7             2,670.5
                                                              ----------------     ---------------    ----------------
Income (loss) from continuing operations before income
       taxes,  minority  interest  and equity in earnings of
       and interest earned from investments in
       unconsolidated affiliates............................            265.7               157.5              (248.7)
Income tax expense (benefit)................................             99.0                56.2              (110.5)
                                                              ----------------     ---------------    ----------------
Income (loss) from continuing operations before minority
       interest  and  equity  in  earnings  of and  interest
       earned from investments in unconsolidated affiliates.            166.7               101.3              (138.2)
Minority interest in net income of consolidated
       subsidiaries.........................................            (10.1)              (14.1)               (7.2)
Equity in earnings of and interest earned from
       investments in unconsolidated affiliates.............              5.5                 7.6                 8.1
                                                              ----------------     ---------------    ----------------
Income (loss) from continuing operations..................              162.1                94.8              (137.3)
Discontinued operations (note 14):
----------------------------------
       Income from discontinued operations, net of income
            taxes...........................................             36.1                 9.4                  --
       Loss on disposal, net of income taxes................           (109.0)              (20.9)                 --
                                                              ----------------     ---------------    ----------------
Income (loss) before cumulative effect of accounting
       changes..............................................             89.2                83.3              (137.3)
                                                              ----------------     ---------------    ----------------
Cumulative effect of accounting changes for:
--------------------------------------------
       Venture capital partnerships, net of income taxes
          (note 5)..........................................               --                  --               (48.8)
       Securitized financial instruments, net of income
          taxes (note 3)....................................               --                  --               (20.5)
       Derivative financial instruments, net of income taxes
          (note 3)..........................................               --                  --                 3.9
                                                              ----------------     ---------------    ----------------
Net income (loss)...........................................           $ 89.2              $ 83.3             $(202.7)
                                                              ================     ===============    ================

Pro forma earnings per share from continuing operations
(note 26).................................................              $1.55                $.91              $(1.31)
Pro forma earnings per share (note 26)....................              $ .85                $.80              $(1.94)

                 The accompanying notes are an integral part of these consolidated financial statements.

                                               THE PHOENIX COMPANIES, INC.
                                          Consolidated Statements of Cash Flows

                                                                             For the Year Ended December 31,
                                                                    --------------------------------------------------
                                                                        1999              2000               2001
                                                                    --------------    --------------     -------------
Cash flows from operating activities:                                                 (in millions)
-------------------------------------
Net income (loss)      $ 89.2           $  83.3           $(202.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Net loss from discontinued operations.......................         72.9              11.5                --
       Net realized investment (gains) losses......................        (75.8)            (89.2)             72.4
       Amortization and depreciation...............................         72.0              56.8              70.2
       Investment income...........................................       (138.2)           (297.7)             97.4
       Securitized financial instruments and derivatives...........           --                --              16.6
       Deferred income tax benefit.................................        (13.9)            (37.0)            (39.3)
       Increase in receivables.....................................        (62.9)            (54.0)             (5.3)
       (Increase) decrease in deferred policy acquisition costs....          (.3)            183.2             (76.2)
       Increase in policy liabilities and accruals.................        321.2             472.8             469.1
       Change in other assets/other liabilities, net...............         53.8              45.4              41.9
                                                                    --------------    --------------     -------------
       Net cash provided by continuing operations..................        318.0             375.1             444.1
       Net cash used for discontinued operations...................        (76.7)           (264.6)            (75.1)
                                                                    --------------    --------------     -------------
       Net cash provided by operating activities...................        241.3             110.5             369.0
                                                                    --------------    --------------     -------------
Cash flows from investing activities:
-------------------------------------
       Proceeds from the sale of debt securities:
          Available-for-sale.......................................      1,192.2             912.1           1,201.9
          Held-to-maturity.........................................         18.0               9.8              17.5
       Proceeds from the maturity of debt securities:
          Available-for-sale.......................................         49.7              38.7              96.7
          Held-to-maturity.........................................          6.5              25.9              35.5
       Proceeds from the repayment of debt securities:
          Available-for-sale.......................................        461.0             286.1             534.0
          Held-to-maturity.........................................        162.2             173.8             158.4
       Proceeds from sale of equity securities.....................        163.5             515.4             114.6
       Proceeds from the maturity of mortgage loans................         18.9              17.3              16.4
       Proceeds from the repayment of mortgage loans...............        106.0             110.3              42.3
       Proceeds from distributions of venture capital partnerships.         26.7              37.9              30.7
       Proceeds from sale of real estate and other invested assets.         38.0              26.6              36.8
       Proceeds from sale of property and equipment................           --              20.6                --
       Proceeds from sale of subsidiaries and affiliates...........         46.4              14.1                --
       Purchase of available-for-sale debt securities..............      (1,672.6)         (1,418.4)         (3,132.7)
       Purchase of held-to-maturity debt securities................        (395.5)           (356.0)           (393.8)
       Purchase of equity securities...............................        (162.4)           (130.5)            (72.8)
       Purchase of subsidiaries....................................        (187.6)            (59.3)            (15.6)
       Purchase of mortgage loans..................................         (25.3)             (1.0)               --
       Purchase of investments in unconsolidated affiliates and
            other invested assets..................................        (103.4)            (46.5)           (103.9)
       Purchase of minority interest in subsidiary.................            --                --            (358.1)
       Purchase of interests in venture capital partnerships.......        (108.5)            (95.1)            (47.0)
       Change in short-term investments, net.......................           (.6)               .5              (4.8)
       Increase in policy loans....................................         (34.3)            (62.7)            (67.0)
       Capital expenditures........................................         (20.5)            (21.5)            (16.6)
       Other investing activities, net.............................           1.7                --                --
                                                                    --------------    --------------     -------------
Net cash used for continuing operations............................        (419.9)             (1.9)         (1,927.5)
Net cash provided by discontinued operations.......................         105.6             259.5              77.5
                                                                    --------------    --------------     -------------
Net cash (used for) provided by investing activities...............      $ (314.3)          $ 257.6         $(1,850.0)
                                                                    --------------    --------------     -------------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                               THE PHOENIX COMPANIES, INC.
                                    Consolidated Statements of Cash Flows (Continued)

                                                                             For the Year Ended December 31,
                                                                    --------------------------------------------------
                                                                        1999              2000               2001
                                                                    --------------    --------------     -------------
Cash flows from financing activities:                                                 (in millions)
-------------------------------------
Net deposits of policyholder deposit funds,
           net of interest credited................................        $  6.5           $ 140.2           $ 689.8
       Proceeds (repayments) from securities sold subject to
           repurchase agreements...................................          28.4             (28.4)               --
       Issuance of common stock....................................            --                --             831.0
       Purchase of treasury stock..................................            --                --             (64.6)
       Payments to eligible policyholders in lieu of stock.........            --                --             (28.7)
       Proceeds from borrowings....................................         175.1              50.0             479.5
       Repayment of borrowings.....................................        (125.0)           (124.0)           (305.3)
       Distributions to minority stockholders......................          (4.2)             (5.8)             (5.8)
       Debenture principal payments................................            --                --             (19.4)
       Other financing activities, net.............................           (.4)              3.2                --
                                                                    --------------    --------------     -------------
       Net cash  provided by financing activities..................          80.4              35.2           1,576.5
                                                                    --------------    --------------     -------------
       Net change in cash and cash equivalents.....................           7.4             403.3              95.5
       Cash and cash equivalents, beginning of year................         309.3             316.7             720.0
                                                                    --------------    --------------     -------------
       Cash and cash equivalents, end of year......................        $316.7           $ 720.0            $815.5
                                                                    ==============    ==============     =============
Supplemental cash flow information:
-----------------------------------
       Income taxes paid (received), net...........................        $106.4           $ 135.8           $ (72.0)
       Interest paid on indebtedness...............................        $ 34.8           $  34.1            $ 32.3

The accompanying notes are an integral part of these consolidated financial statements.

                               THE PHOENIX COMPANIES, INC.
                                Consolidated Statements of Changes in Stockholders' Equity
                                                 and Comprehensive Income

                                                                        Retained                        Accumulated
                                                      Additional        Earnings                           Other              Total
                                         Common        Paid-in        (Accumulated      Treasury       Comprehensive      Stockholders'
                                          Stock        Capital          Deficit)          Stock        Income (Loss)         Equity
                                        ----------    -----------     --------------    ----------     ---------------    --------------
                                                                                 (in millions)
Balance at January 1, 1999              $  --        $   --            $1,642.3         $  --             $  94.3          $1,736.6
--------------------------
Net income......................                                           89.2                                                89.2
Other comprehensive loss, net of
   income taxes:
      Unrealized loss on securities                                                                         (66.8)            (66.8)
      Reclassification adjustment for
      net realized gains included in
      net income................                                                                             (1.5)             (1.5)
      Minimum pension liability
adjustment................                                                                             (1.5)             (1.5)
                                                                                                                          --------------
   Total other comprehensive loss                                                                                             (69.8)
Comprehensive income............                                                                                               19.4
                                        ----------    -----------     --------------    ----------     ---------------    --------------
Balance at December 31, 1999....        $  --        $  --             $1,731.5         $  --             $  24.5          $1,756.0
------------------------
                                        ==========    ===========     ==============    ==========     ===============    ==============

Balance at January 1, 2000              $  --        $  --             $1,731.5         $  --             $  24.5          $1,756.0
--------------------------
Comprehensive income:
   Net income...................                                           83.3                                                83.3
   Other comprehensive income, net of
      income taxes:
      Unrealized gains on securities                                                                         53.0              53.0
      Reclassification adjustment for
      net realized gains included in
      net income................                                                                            (58.9)            (58.9)
      Minimum pension liability
adjustment................                                                                              1.6               1.6
                                                                                                                          --------------
   Total other comprehensive income                                                                                            (4.3)
Comprehensive income............                                                                                               79.0
Other equity adjustments........                                            5.9                                                 5.9
                                        ----------    -----------     --------------    ----------     ---------------    --------------
Balance at December 31, 2000....        $  --         $  --            $1,820.7         $  --             $  20.2          $1,840.9
------------------------
                                        ==========    ===========     ==============    ==========     ===============    ==============

Balance at January 1, 2001......        $  --         $  --            $1,820.7         $  --             $  20.2          $1,840.9
----------------------
Demutualization transaction.....           .6           1,621.1        (1,621.7)                                                 --
Initial public offering.........           .4             766.1                                                               766.5
Treasury stock acquired.........                                                        (66.0)                                (66.0)
Common stock issued.............                           23.2                                                                23.2
Equity adjustment for policyholder
   dividend obligation..........                                          (30.3)                                              (30.3)
Other equity adjustments........                                            3.2                                                 3.2
Comprehensive loss:
   Net loss.....................                                         (202.7)                                             (202.7)
   Other comprehensive income, net of
      income taxes:
      Unrealized gain on security
      transfer from held-to-maturity
      to available-for-sale.....                                                                             83.9              83.9
      Unrealized loss on securities                                                                           (.9)              (.9)
      Unrealized gains on derivatives                                                                         3.9               3.9
      Equity adjustment for policyholder
         dividend obligation....                                                                             (8.8)             (8.8)
      Reclassification adjustment for
      net realized gains included in
      net income................                                                                            (10.0)            (10.0)
      Cumulative effect of accounting
      change for derivatives....                                                                              1.1               1.1
      Minimum pension liability
adjustment................                                                                             (8.3)             (8.3)
                                                                                                                          --------------
   Total other comprehensive income                                                                                            60.9
Comprehensive loss..............                                                                                             (141.8)
                                        ----------    -----------     --------------    ----------     ---------------    --------------
Balance at December 31, 2001....       $  1.0         $ 2,410.4         $ (30.8)       $(66.0)            $  81.1          $2,395.7
------------------------
                                        ==========    ===========     ==============    ==========     ===============    ==============

                     The accompanying notes are an integral part of these consolidated financial statements.

                                               THE PHOENIX COMPANIES, INC.
                                        Notes to Consolidated Financial Statements

1.       Description of Business

The Phoenix  Companies,  Inc. and its subsidiaries  ("Phoenix")  provide wealth  management  products and services offered through a variety of select advisors and financial  services firms to serve the  accumulation,  preservation  and transfer needs of the affluent  and  high-net-worth  market,  businesses  and  institutions.  Phoenix  offers a broad range of life insurance,  annuity and investment  management  solutions  through a variety of distributors.  These products and services are managed within four reportable segments:  Life and Annuity,  Investment Management,  Venture Capital and Corporate and
Other. See note 13--"Segment Information."

2.       Reorganization and Initial Public Offering

On  December  18,  2000,  the Board of  Directors  of  Phoenix  Home Life  Mutual  Insurance  Company  ("Phoenix  Mutual")
unanimously  adopted a plan of  reorganization  which was amended and restated on January 26, 2001. On June 25, 2001,  the effective  date of the  demutualization,  Phoenix Mutual  converted  from a mutual life insurance  company to a stock life insurance  company,  became a wholly-owned  subsidiary of Phoenix and changed its name to Phoenix Life  Insurance  Company
("Phoenix Life"). At the same time, Phoenix Investment Partners,  Ltd. ("PXP") became an indirect wholly-owned  subsidiary of Phoenix.  All  policyholder  membership  interests in the mutual  company were  extinguished  on the effective date and eligible  policyholders  of the mutual  company  received 56.2 million  shares of common stock,  $28.8 million of cash and
$12.7 million of policy credits as compensation.  The demutualization was accounted for as a reorganization.  Accordingly,
Phoenix's  retained  earnings  immediately  following the  demutualization  and the closing of the Initial Public Offering
("IPO") on June 25, 2001 (net of the cash  payments and policy  credits that were charged  directly to retained  earnings)
were  reclassified to common stock and additional  paid-in capital.  In addition,  Phoenix Life established a closed block for the  benefit of holders of certain  individual  life  insurance  policies of Phoenix  Life.  The purpose of the closed block is to protect,  after  demutualization,  the policy dividend expectations of the holders of the policies included in the closed  block.  The closed block will  continue in effect until such date as none of such  policies are in force.  See note 15--"Closed Block."

On June 25, 2001,  Phoenix  closed its IPO in which 48.8  million  shares of common stock were issued at a price of $17.50 per share.  Net proceeds  from the IPO of $807.9  million  were  contributed  to Phoenix  Life.  On July 24, 2001,  Morgan
Stanley Dean Witter  exercised its right to purchase  1,395,900  shares of the common stock of Phoenix at the IPO price of
$17.50 per share less underwriter's discount. Net proceeds of $23.2 million were contributed to Phoenix Life.

3.       Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The  consolidated  financial  statements  include the accounts of Phoenix.  Less than  majority-owned  entities,  in which
Phoenix has significant  influence over operating and financial policies and generally at least a 20% ownership  interest, are reported on the equity method of accounting.

These consolidated  financial  statements have been prepared in accordance with accounting  principles  generally accepted in the United States of America  ("GAAP").  The  preparation  of financial  statements  in  conformity  with GAAP requires management to make estimates and  assumptions  that affect the reported  amounts of assets and  liabilities at the date of the  consolidated  financial  statements and the reported  amounts of revenues and expenses  during the reporting  period.
Actual results could differ from those estimates.  Significant  estimates used in determining insurance and contractholder liabilities,  related  reinsurance  recoverables,  income taxes,  contingencies  and valuation  allowances  for investment assets are discussed throughout the Notes to Consolidated  Financial Statements.  Significant  inter-company  accounts and transactions have been eliminated.  Certain  reclassifications have been made to the 1999 and 2000 amounts to conform with the 2001 presentation.

Valuation of investments

Investments in debt securities include bonds,  mortgage-backed  and asset-backed  securities.  Phoenix classified its debt securities as either held-to-maturity or available-for-sale  investments.  Prior to 2001, debt securities held-to-maturity consisted of private  placement  bonds reported at amortized cost, net of  impairments,  that management  intended and had the ability to hold until maturity.  Debt securities  available-for-sale  are reported at fair value with unrealized gains or losses included in

                                  Notes to Consolidated Financial Statements (continued)

equity and consist of public  bonds,  preferred  stocks and private  placement  bonds that  management  may not hold until maturity. Debt securities are considered impaired when a decline in value is considered to be other than temporary.

In 2001,  management decided, as part of Phoenix's conversion to a public company,  that  held-to-maturity debt securities should be reclassified to available-for-sale debt securities. See note 5 - "Investments."

For  mortgage-backed  and  asset-backed  investments in the debt security  portfolio,  Phoenix  recognizes  income using a constant effective yield based on anticipated  prepayments and the estimated economic life of the securities.  When actual prepayments  differ  significantly  from  anticipated  prepayments,  the effective yield is recalculated to reflect actual payments  to  date  and  any  resulting  adjustment  is  included  in net  investment  income.  For  certain  asset-backed securities,  changes in the  estimated  yield are  recorded on a  prospective  basis and  specific  valuation  methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

Equity securities are classified as  available-for-sale  and are reported at fair value, based principally on their quoted market prices,  with  unrealized  gains or losses  included in equity.  Equity  securities are considered  impaired when a decline in value is considered to be other than temporary.

Mortgage loans on real estate are stated at unpaid principal  balances,  net of valuation reserves on impaired  mortgages.
A mortgage  loan is  considered  to be impaired if  management  believes it is  probable  that  Phoenix  will be unable to collect all amounts of  contractual  interest  and  principal as scheduled  in the loan  agreement.  An impaired  mortgage loan's fair value is measured based on either the present value of future cash flows  discounted at the loan's  observable market  price or at the fair  value of the  collateral  if  collection  is  collateral-dependent.  If the fair  value of a mortgage loan is less than the recorded investment in the loan, the difference is recorded as a valuation reserve.

Real estate,  all of which is held for sale, is carried at the lower of cost or fair value less costs to sell.  Fair value for real estate is  determined  by taking into  consideration  one or more of the following  factors:  property  valuation
techniques  utilizing   discounted  cash  flows  at  the  time  of  stabilization,   including  capital  expenditures  and
stabilization  costs; sales of comparable  properties;  geographic location of the property and related market conditions;
and disposition costs.

Policy loans are generally  carried at their unpaid principal  balances and are  collateralized  by the cash values of the related policies.

Venture capital  partnerships  are recorded in accordance with the equity method of accounting.  Phoenix records its share of the net equity in earnings of the venture capital  partnerships  in accordance with Accounting  Principle Board Opinion
No. 18, using the most recent financial  information  received from the partnerships.  Historically,  this information had been provided to Phoenix on a one-quarter  lag. In the first quarter of 2001,  Phoenix  changed its method of applying the equity method of accounting to eliminate such quarterly lag. See note 5 - "Investments."

Other invested assets primarily include leveraged lease  investments,  derivatives and other partnership and joint venture interests.  Leverage  lease  investments  represent the net of the estimated  residual  value of the lease assets,  rental receivables,  and unearned and deferred income to be allocated over the lease term.  Investment income is calculated using the interest  method and is recognized  only in periods in which the net  investment is positive.  Other  partnership  and joint venture  interests in which Phoenix does not have control or a majority  ownership  interest are recorded  using the equity method of accounting.  These investments  include affordable  housing,  mezzanine and other partnership  interests.
Derivatives  are valued in  accordance  with  Statement of  Financial  Accounting  Standards  ("SFAS") No. 133. See recent accounting pronouncements within note 3.

Short-term  investments are carried at amortized cost which  approximates fair value.  Short-term  investments  consist of interest bearing securities that mature between 91 days and twelve months from date of purchase.

Realized  investment gains and losses,  other than those related to separate  accounts for which Phoenix does not bear the investment risk, are determined by the specific  identification  method and reported as a component of revenue. A realized investment  loss is recorded when an investment  valuation  reserve is determined.  Valuation  reserves are netted against the asset categories to which they apply and changes in the valuation  reserves are included in realized  investment gains
and  losses.   Unrealized   investment  gains  and  losses  on  debt  securities  and  equity  securities   classified  as
available-for-sale  are included as a component  of equity,  net of deferred  income  taxes and the assumed  impact of net unrealized  investment  gains and losses on the  amortization of deferred policy  acquisition  costs related to investment contracts.

        Notes to Consolidated Financial Statements (continued)

In the normal course of business,  Phoenix  enters into  transactions  involving  various  types of financial  instruments including debt investments such as debt securities,  equity  securities,  and off-balance  sheet  commitments,  primarily, related to venture capital  partnerships.  These  instruments have credit risk and also may be subject to risk of loss due to interest rate and market fluctuations.

Cash and cash equivalents

Cash and cash equivalents  include cash on hand and all highly liquid  investments with a maturity of 90 days or less when purchased.  Certain  short-term  investments  relating to 1999 and 2000 have been  reclassified  to conform  with the 2001 presentation.

Deferred policy acquisition costs

The costs of acquiring new business,  principally commissions,  underwriting,  distribution and policy issue expenses, all of which vary with and are primarily  related to production of new business,  are deferred.  In conjunction  with the 1997 acquisition  of the  Confederation  Life  business,  Phoenix  recognized an asset for the present value of future  profits
("PVFP")  representing  the present value of estimated net cash flows embedded in the existing  contracts  acquired.  This asset is included in deferred policy acquisition costs ("DAC").

The method used to amortize DAC and PVFP  depends on how the policy was  classified.  For  individual  participating  life insurance  policies,  DAC and PVFP are amortized in proportion to estimated gross margins.  For universal  life,  variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits.

The  amortization  process  requires  the use of various  assumptions,  estimates  and  judgements  about the future.  The
primary  assumptions  are  expenses,   investment  performance,   mortality  and  contract  cancellations  (i.e.,  lapses,
withdrawals  and  surrenders).  These  assumptions  are reviewed on a regular basis and are  generally  based on Phoenix's past  experience,  industry  studies,  regulatory  requirements  and  judgments  about the future.  Finally,  analyses are performed  periodically  to assess whether there are  sufficient  gross margins or gross profits to amortize the remaining
DAC balances.

Internal  replacements  are defined as an exchange of an existing Phoenix life insurance or annuity policy for a different
Phoenix life  insurance or annuity  policy.  The DAC balance  associated  with the replaced  policy is treated in the same manner as policies that are  surrendered.  In the case of policies that are  surrendered,  in which owners cancel existing life or annuity contracts, the amortization of DAC is adjusted to reflect these surrenders.

Goodwill and other intangible assets

Goodwill is  amortized on a  straight-line  basis over periods  ranging  from ten to forty years,  corresponding  with the benefits  expected  to be derived  from the  related  business  acquisitions.  The  weighted-average  life of  goodwill is approximately  thirty-eight years. Other intangible assets,  primarily associated with investment management contracts and employee  contracts,  are amortized over their estimated useful lives using a straight-line  basis. The average  estimated useful life of the other  intangible  assets ranges from five to sixteen  years for  investment  management  contracts and three to seven years for  employee  contracts.  The  weighted-average  life of other  intangible  assets is  approximately thirteen years.  Goodwill and other intangible assets' carrying values are periodically  evaluated in accordance with SFAS
No. 121,  Accounting  for the  Impairment  of  Long-lived  Assets and  Long-lived  Assets to be Disposed  Of, by comparing estimates of future  undiscounted cash flows to the carrying values of the assets.  Assets are considered  impaired if the carrying  value exceeds the expected  future  undiscounted  cash flows.  Analyses are performed at least  annually or more frequently  if  warranted  by events and  circumstances  affecting  Phoenix's  business.  See SFAS No.  142 under  "Recent accounting pronouncements" in note 3 for change in accounting policy effective January 1, 2002.

Investments in unconsolidated affiliates

Investments in  unconsolidated  affiliates  represents  investments in operating  entities in which Phoenix owns more than
20% but less than a majority of the  outstanding  common stock and those  operating  entities for which  Phoenix owns less than 20% if Phoenix  exercises  significant  influence over the operating and financial  policies of the company.  Phoenix uses the  equity  method  of  accounting  for its  investments  in the  common  stock of these  entities.  Investments  in unconsolidated affiliates also includes, where applicable, Phoenix's investments in senior securities of these entities.

                Notes to Consolidated Financial Statements (continued)

Separate account assets and liabilities and investment trusts

Separate  account  assets and  liabilities  are funds  maintained  in accounts to meet specific  investment  objectives of contractholders  who bear the investment risk.  Investment  income and investment gains and losses accrue directly to such contractholders.  The assets of each  account are legally  segregated  and are not subject to claims that arise out of any other business of Phoenix.  The assets and liabilities  are primarily  carried at market value.  Deposits,  net investment income and realized  investment gains and losses for these accounts are excluded from revenues,  and the related liability increases are excluded from benefits and expenses.  Amounts assessed to the  contractholders  for management  services are included in revenues.

Investment  trusts are assets held for the benefit of  institutional  clients who have  investments in structured  finance products  offered  by PXP.  Structured  finance  products  include  collateralized  debt and bond  obligations  backed  by portfolios of public high yield bonds, emerging market bonds,  commercial  mortgage-backed and asset-backed securities and bank loans.  Investment  trusts,  for which PXP is the sponsor and actively manages the assets, and for which there is not a  substantive  amount of  outside  third  party  equity  investment  in the  trust,  are  consolidated  in the  financial statements.  Phoenix's  financial  exposure is limited to its share of equity and bond  investments  in these vehicles and there is no financial  guarantees from, or recourse to, Phoenix for these investment  trusts.  Asset valuation changes are directly offset by changes in the corresponding  liabilities.  Fees are recorded when management  services provided to the trusts are earned and are included in revenues.

Policy liabilities and accruals

Future policy  benefits are  liabilities  for life and annuity  products.  Such  liabilities  are  established  in amounts adequate to meet the estimated  future  obligations  of policies in force.  Future policy  benefits for  traditional  life insurance  are  computed  using the net level  premium  method on the basis of  actuarial  assumptions  as to  contractual guaranteed  rates of interest,  mortality  rates  guaranteed in calculating  the cash surrender  values  described in such contracts and morbidity.  The guaranteed interest rates range from 2.25% to 6.00% in 2001.  Policyholder deposit funds are primarily for universal life products and include deposits  received from customers and investment  earnings on their fund balances which range from 4.00% to 7.15% in 2001, less administrative and mortality charges.

Liabilities for outstanding  claims,  losses and loss adjustment  expenses are amounts estimated to cover incurred losses.
These  liabilities are based on individual case estimates for reported losses and estimates of unreported  losses based on past experience.

Policyholder deposit funds

Policyholder  deposit funds primarily  consist of annuity deposits  received from customers,  dividend  accumulations  and investment earnings on their fund balances, which range from 2.1% to 12.3%, less administrative charges.

Premium and fee revenue and related expenses

Life insurance  premiums,  other than premiums for universal life and certain annuity  contracts,  are recorded as premium revenue pro-rata over the related contract periods.  Benefits,  losses and related expenses are matched with premiums over the related contract  periods.  Revenues for  investment-related  products,  included in insurance and investment  product fees,  consist of net investment  income and contract charges  assessed against the fund values.  Related benefit expenses primarily  consist of net investment  income  credited to the fund values after deduction for investment and risk charges.
Revenues for  universal  life  products  consist of net  investment  income and  mortality,  administration  and surrender charges  assessed  against the fund values during the period.  Related  benefit  expenses  include  universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

Investment management fees

Investment  management  fees and mutual fund  ancillary  fees  included in insurance  and  investment  product fees in the accompanying  Consolidated  Statements of Income are recorded as income  pro-rata  during the period in which services are performed.  Investment  management  fees are  generally  computed  and earned  based  upon a  percentage  of assets  under management.  Investment  management fees are paid pursuant to the terms of the respective investment management contracts, which  generally  require  monthly or  quarterly  payment.  Mutual  fund  ancillary  fees  consist of dealer  concessions, distribution  fees,  administrative  fees,  stockholder  services agent fees, and accounting fees. Dealer  concessions and underwriting  fees earned (net of related  expenses) from the distribution  and sale of affiliated  mutual fund shares and other  securities  are  recorded on a trade date basis.  Management  fees  contingent  upon  achieving  certain  levels of performance are recorded when earned.

Reinsurance

Phoenix uses  reinsurance  agreements  to provide for greater  diversification  of business,  allow  management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

                Notes to Consolidated Financial Statements (continued)

Assets and  liabilities  related to  reinsurance  ceded  contracts are reported on a gross basis.  The cost of reinsurance related to long-duration  contracts is accounted for over the life of the underlying  reinsured policies using assumptions consistent with those used to account for the underlying policies.

Policyholder dividends

Certain life insurance  policies contain  dividend  payment  provisions that enable the policyholder to participate in the earnings of Phoenix Life. The amount of policyholder  dividends to be paid is determined  annually by Phoenix Life's Board of Directors.  The aggregate amount of policyholders'  dividends is related to the actual interest,  mortality,  morbidity and expense  experience for the year and Phoenix Life's  judgment as to the appropriate  level of statutory  surplus to be retained.  At the end of the reporting period,  Phoenix Life establishes a dividend  liability for the pro-rata portion of the dividends  payable on the next anniversary  date of each policy.  Phoenix also establishes a liability for termination dividends.  See note 15--"Closed Block" for information on the policyholder dividend obligation.

Income taxes

Phoenix and its  eligible  affiliated  companies  have elected to file a  life/non-life  consolidated  federal  income tax return for 2001 and prior  years.  Entities  included  within the  consolidated  group are  segregated  into either a life insurance or non-life  insurance  company  subgroup.  The consolidation of these subgroups is subject to certain statutory restrictions  in the  percentage  of eligible  non-life  income tax losses  that can be applied to offset  life  insurance company taxable income.

Deferred  income  taxes  result  from  temporary  differences  between the tax basis of assets and  liabilities  and their recorded  amounts for financial  reporting  purposes.  These  differences  result  primarily from policy  liabilities  and accruals,  policy acquisition costs, investment impairment reserves,  reserves for post-retirement benefits and unrealized gains or losses on investments.

Stock-based compensation

SFAS  No.  123,  Accounting  for  Stock-Based  Compensation,  encourages,  but  does  not  require,  companies  to  record compensation  cost for  stock-based  employee  compensation  plans at fair  value.  PXP chose to  continue  to account for stock-based  compensation  using the intrinsic  method  prescribed in  Accounting  Principles  Board (APB) Opinion No. 25,
Accounting for Stock Issued to Employees,  and related interpretations.  Accordingly,  compensation cost for stock options and restricted  stock under  existing plans was measured as the excess,  if any, of the quoted market price of PXP's stock at the date of the grant over the amount an employee must pay to acquire the stock.  See note 21--"PXP  Stock  Purchase and
Award Plans."

Recent accounting pronouncements

Securitized  Financial  Instruments.  Effective April 1, 2001, Phoenix adopted Emerging Issues Task Force Issue No. 99-20,
Recognition of Interest  Income and  Impairment on Purchased and Retained  Beneficial  Interests in Securitized  Financial
Assets ("EITF 99-20").  This  pronouncement  requires  investors in certain  asset-backed  securities to record changes in their estimated yield on a prospective  basis and to apply specific  valuation methods to these securities to determine if there has been an  other-than-temporary  decline in value.  Upon adoption of EITF 99-20,  Phoenix recorded a $20.5 million charge in net income as a cumulative effect of accounting change, net of income taxes.

Derivative  Financial  Instruments.  Effective  January 1, 2001,  Phoenix adopted SFAS No. 133,  Accounting for Derivative
Instruments  and  Hedging  Activities  ("SFAS  133"),  as amended  by SFAS No.  138,  Accounting  for  Certain  Derivative
Instruments and Certain Hedging  Activities  ("SFAS 138"). As amended,  SFAS 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings.

                Notes to Consolidated Financial Statements (continued)

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

Phoenix  enters  into  interest  rate  floor,  interest  rate cap and  swaption  contracts  as a hedge for its  assets and liabilities  against  substantial  changes in interest  rates.  Phoenix does not enter into interest rate floor,  interest rate cap and swaption  contracts for trading purposes.  Interest rate floor and interest rate cap agreements are contracts with a  counterparty  which  require the payment of a premium and give  Phoenix the right to receive  over the maturity of the contract,  the difference  between the floor or cap interest rate and a market interest rate on specified future dates based  on an  underlying  notional  principal.  Swaption  contracts  are  options  to enter  into an  interest  rate  swap transaction on a specified  future date and at a specified  price.  Upon the exercise of a swaption,  Phoenix would either receive a swap  agreement at the  pre-specified  terms or cash for the market value of the swap.  Phoenix pays the premium for these  instruments  on a quarterly  basis over the maturity of the  contract,  and  recognizes  these  payments in net investment income.

Phoenix enters into foreign  currency swap agreements to hedge against  fluctuations in foreign currency  exposure.  Under these agreements,  Phoenix agrees to exchange with another party,  principal and periodic interest payments denominated in foreign currency for payments  denominated in U.S.  dollars.  The amounts to be received or paid on these foreign currency swap agreements are recognized in net investment income. To reduce  counterparty  credit risks and diversify  counterparty exposure, Phoenix only enters into derivative contracts with highly rated financial institutions.

On January 1, 2001, in accordance with the transition  provisions of SFAS 133,  Phoenix  recorded a net-of-tax  cumulative effect  adjustment of $1.3 million  (gain) in earnings to recognize at fair value all  derivatives  that are designated as fair-value  hedging  instruments.  Phoenix also recorded an offsetting  net-of-tax  cumulative  effect  adjustment of $1.3 million (loss) in earnings to recognize the difference  attributable  to the hedged risks between the carrying  values and fair  values of the  related  hedged  assets and  liabilities.  Phoenix  also  recorded  a  net-of-tax  cumulative  effect adjustment of $1.1 million in accumulated  other  comprehensive  income to recognize,  at fair value, all derivatives that are designated as cash-flow hedging instruments.

For derivative  instruments  that were not  designated as hedges,  upon  implementation  of SFAS 133,  Phoenix  recorded a net-of-tax  cumulative effect  adjustment of $3.9 million in earnings to recognize these instruments at fair value.  Gains and losses on derivatives  that were  previously  deferred as adjustments to the carrying  amount of hedged items were not included in the cumulative effect adjustment.  There were no gains or losses on derivative  instruments that were reported independently as deferred assets or liabilities that required de-recognition from the balance sheet.

Phoenix  recognized  an  after-tax  gain of $0.9  million  for the  year  ended  December  31,  2001  (reported  as  other comprehensive income in the Consolidated  Statements of Changes in Stockholders' Equity and Comprehensive  Income),  which represented  the change in fair value of interest  rate swaps which have been  designated  as cash flow hedges,  using the shortcut method,  assuming no ineffectiveness.  These interest rate swaps hedge floating-rate exposure on asset cash flows that back  insurance  liabilities by swapping  floating rate bonds to fixed.  For changes in the fair value of derivatives that are  designated,  qualify,  and are highly  effective  as cash flow hedges,  and for which the critical  terms of the hedging  instrument  and the  assets  match,  Phoenix  recognizes  the  change in fair  value of the  derivative  in other comprehensive  income.  Phoenix expects that there will be no  ineffectiveness to recognize in earnings during the term of the hedges,  and Phoenix does not expect to reclassify into earnings amounts reported in accumulated  other  comprehensive income over the next twelve months.

Phoenix  also  recognized  an  after-tax  gain of $3.0  million for the year ended  December  31, 2001  (reported as other comprehensive income in the Consolidated  Statements of Changes in Stockholders' Equity and Comprehensive  Income),  which represented  the change in fair value of interest  rate forward  swaps which have been  designated  as cash flow hedges of

                Notes to Consolidated Financial Statements (continued)

the forecasted  purchase of assets.  For changes in the fair value of derivatives  that are designated as cash flow hedges of a  forecasted  transaction,  Phoenix  recognizes  the change in fair  value of the  derivative  in other  comprehensive income.  Amounts  related to cash flow hedges that are  accumulated  in other  comprehensive  income are  reclassified  as earnings in the same period or periods  during  which the hedged  forecasted  transaction  (the  acquired  asset)  affects earnings.  As of December 31, 2001,  $0.3 million of the deferred net after-tax gains on these  derivative  instruments is expected to be  reclassified  into earnings over the next twelve  months.  For the year ended  December 31, 2001,  Phoenix also  recognized  an  after-tax  gain of $0.3  million  (reported as net  realized  investment  gains in the  Consolidated
Statements of Income),  which  resulted from the  termination  of interest rate swap  contracts  designated as hedges of a forecasted transaction. The interest rate swap contracts were determined to no longer be effective hedges.

Phoenix  also  recognized  an  after-tax  loss of $0.4  million  for the year ended  December  31, 2001  (reported  as net investment  income in the  Consolidated  Statements of Income),  which  represented the change in fair value of derivative instruments  which were not designated as hedges upon  implementation of SFAS 133. These  instruments  primarily  include:
interest  rate floors which hedge  spread  deficiency  risk  between  assets and  deferred  annuity  product  liabilities;
interest rate caps which hedge  disintermediation risk associated with universal life insurance liabilities;  and interest rate swaps which were hedges of an anticipated  purchase of assets  associated with an acquisition of a block of insurance liabilities  for which  offsetting swap positions were taken to lock in a stream of income to supplement the income on the assets  purchased.  For  changes  in fair  value of  derivatives  that are not  designated  and did not  qualify as highly effective hedges upon  implementation  of SFAS 133, Phoenix  recognizes the entire change in fair value of the derivatives in  current-period  earnings.  For the year ended  December 31, 2001,  Phoenix also  recognized an after-tax  gain of $0.9 million  (reported as net realized  investment  gains in the Consolidated  Statements of Income),  which resulted from the termination prior to maturity of interest rate swaps which were not designated as hedges upon implementation of SFAS 133.

Phoenix  also  holds  foreign  currency  swaps as hedges  against  available-for-sale  securities  that  back U.S.  dollar denominated  liabilities.  For  changes in the fair value of  derivatives  that are  designated,  qualify,  and are highly effective as fair value hedges,  Phoenix  recognizes the change in fair value of the derivative,  along with the change in value of the hedged asset or liability  attributable to the hedged risk, in current-period  earnings.  Phoenix  recognized an after-tax gain of $0.8 million for the year ended December 31, 2001.

In certain  instances,  derivative  contracts are  terminated  prior to maturity.  These  contracts  include,  but are not limited to, interest rate and foreign currency swaps, cap and floor contracts,  and payor and receiver  swaptions.  To the extent  that  derivative  contracts  determined  to be  effective  hedges are  terminated,  realized  gains and losses are deferred and amortized.  Derivatives  associated  with hedged items that either no longer exist or are no longer  expected to occur  are  accounted  for as of the  relevant  change  in status of the  hedged  items,  with  gains or losses on such contracts  recognized  immediately  in net  income.  Similarly,  for  derivatives  otherwise  determined  to no  longer be effective hedges, gains or losses as of termination are recognized immediately in net income.

Accounting for  Demutualizations.  Effective June 30, 2001, Phoenix adopted Statement of Position No. 00-3,  Accounting by
Insurance  Enterprises  for  Demutualizations  and  Formations  of Mutual  Insurance  Holding  Companies  and For  Certain
Long-Duration  Participating  Contracts  ("SOP  00-3").  The  provisions  of SOP 00-3 provide  guidance on  accounting  by insurance  enterprises  for  demutualizations  and the formation of mutual holding  companies,  including the emergence of earnings  from  and the  financial  statement  presentation  of the  closed  block  established  in  connection  with  the demutualization.  SOP 00-3  specifies  that closed block assets,  liabilities,  revenues and expenses  should be displayed with all other  assets,  liabilities,  revenues  and  expenses  of the  insurance  enterprise  based on the  nature of the
particular item, with appropriate disclosures relating to the closed block.                                                                            -

Pursuant to the adoption of SOP 00-3,  Phoenix  recorded a charge of $30.3 million to equity in the second quarter of 2001 representing the establishment of the policyholder  dividend  obligation along with the  corresponding  impact on deferred policy acquisition costs and deferred income taxes. See note 15--"Closed Block" for additional information.

Business  Combinations/Goodwill  and Other Intangible  Assets.  In June 2001, SFAS No. 141, Business  Combinations  ("SFAS
141"),  and SFAS No. 142,  Goodwill and Other  Intangible  Assets  ("SFAS  142"),  were issued.  SFAS 141 and SFAS 142 are effective  July 1, 2001 and January 1, 2002,  respectively.  SFAS 141 requires  that the purchase  method of accounting be used for all business  combinations  initiated  after June 30, 2001 and separate  recognition  of intangible  assets apart from goodwill if such  intangible  assets meet certain  criteria.  SFAS 141 also requires that upon adoption of SFAS 142 a company reclassify the carrying amounts of certain  intangible assets into or out of goodwill,  based on certain criteria.
SFAS 142 primarily  addresses the accounting for goodwill and intangible assets  subsequent to their initial  recognition.
Under SFAS 142,  amortization of goodwill,  including  goodwill and other intangible assets with indefinite lives recorded in past business  combinations,  will discontinue  upon adoption of this standard,  and reporting units must be identified for the purpose of assessing  potential  future  impairments  of goodwill.  Phoenix  recognized  $16.5 million in goodwill amortization  during  2001.  Goodwill  amortization  will not be  recognized  after 2001 in  accordance  with SFAS 142. In addition,  goodwill  recorded as a result of business  combinations  completed during the six-month period ending December
31, 2001 will not be amortized.

The  provisions  of SFAS 141 and SFAS 142 also  apply to  equity-method  investments  made both  before and after June 30,
2001.  SFAS 142  prohibits  amortization  of the  excess  of cost  over the  underlying  equity  in the net  assets  of an equity-method investee that is recognized as goodwill.

SFAS 142 requires that goodwill be tested at least annually for  impairment  using a two-step  process.  The first step is to identify a potential  impairment  and, in the year of adoption,  this step must be measured as of the  beginning of the fiscal  year.  However,  a company has six months from the date of  adoption to complete  the first step.  The second step of the goodwill  impairment  test measures the amount of the impairment  loss (measured as of the beginning of the year of adoption),  if any, and must be  completed by the end of a company's  fiscal  year.  Intangible  assets  deemed to have an indefinite  life would be tested for impairment  using a one-step  process,  which compares the fair value to the carrying amount of the asset as of the  beginning  of the fiscal year in the year of  adoption.  Phoenix has  prepared  preliminary analyses in  preparation  of the  adoption of SFAS 142,  and expects to record a charge of  approximately  $120 million to
$140 million which will be reflected as a cumulative  effect of a change in  accounting  principle in the first quarter of
2002.

Impairment  of  Long-Lived  Assets.  In August  2001,  the  Financial  Accounting  Standards  Board  issued  SFAS No. 144,
Accounting for the Impairment or Disposal of Long-Lived  Assets ("SFAS 144"),  effective  January 1, 2002. Under SFAS 144, long-lived  assets to be sold within one year must be separately  identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived  assets expected to be held longer than one year are subject to  depreciation  and must be written down to fair value upon  impairment.  Long-lived  assets no longer  expected to be sold within one year,  such as some  foreclosed real estate,  must be written  down to the lower of current  fair value or fair value at the date of  foreclosure  adjusted  to reflect  depreciation  since  acquisition.  Phoenix is currently  reviewing  the  provisions of SFAS 144 and assessing the impact of adoption.

4.       Significant Transactions

Debt offering

On December 19, 2001,  Phoenix completed a debt offering of $300 million,  thirty-year  senior unsecured bonds at a coupon of 7.45%.  The bonds are traded on the New York Stock  Exchange  under the symbol PFX.  Proceeds  from the  offering  were used to pay down  existing bank debt,  to fund the  acquisition  of a 60% interest in Kayne  Anderson  Rudnick  Investment
Management, LLC, ("KAR") and for general corporate purposes. See note 27--"Subsequent Events."

Purchase of Phoenix Investment Partners, Ltd. minority interest

On  September  10, 2000,  Phoenix  Life,  one of its  subsidiaries  and PXP entered  into an agreement  and plan of merger pursuant to which such  subsidiary  agreed to purchase the  outstanding  common stock shares of PXP owned by third parties for a price of $15.75 per share. In connection with this merger,  Phoenix Life's  subsidiary paid, from available cash and short-term  investments,  $339.3  million to those third parties on January 11, 2001. As a result,  PXP became an indirect wholly-owned  subsidiary  of  Phoenix  Life and PXP's  shares of  common  stock  were  de-listed  from the New York  Stock
Exchange.  In addition,  PXP accrued  compensation  expenses of $57.0 million to cash out stock  options,  $5.5 million of related compensation costs, $5.2 million in retention costs and $3.9 million in transaction costs at March 31, 2001.

After the merger,  some third party holders of PXP's convertible  subordinated  debentures  converted their debentures and
PXP redeemed all remaining  outstanding  debentures held by third parties by the end of March 2001. PXP made cash payments totaling $38.2 million in connection with these  conversions  and  redemptions  from funds borrowed from its then existing credit facility.

The excess of purchase price over the minority  interest in the net assets of PXP totaled $224.1  million.  Of this excess purchase  price,  $179.1 million has been allocated to investment  management  contracts,  which are being  amortized over their  estimated  useful  lives  using the  straight-line  method.  The  weighted-average  useful  life of the  investment management  contracts is 13.4 years.  The remaining  excess purchase  price,  net of deferred taxes, of $118.4 million has been classified as goodwill and is being amortized over 40 years using the straight-line  method.  Related amortization of goodwill and investment  management contracts of $2.9 million and $13.9 million,  respectively,  has been expensed for the year ended December 31, 2001.

                Notes to Consolidated Financial Statements (continued)

The following table summarizes the calculation and allocation of the purchase price (in millions).

                    Purchase price:
                    --------------
                    Purchase price for 21.5 million outstanding shares at $15.75/share.................        $  339.3
                    Premium paid related to third party convertible debt redemption/conversion.........            18.8
                    Transaction related costs..........................................................             3.2
                                                                                                                --------
                         Total purchase price..........................................................        $  361.3
                                                                                                                ========
                    Purchase price allocation:
                    -------------------------
                    Fair value of acquired net assets..................................................        $  137.2
                    Investment management contracts....................................................           179.1
                    Deferred taxes.....................................................................           (73.4)
                    Goodwill...........................................................................           118.4
                                                                                                                --------
                         Total purchase price allocation...............................................        $  361.3
                                                                                                                ========

Prior to this transaction,  PXP had a $1.2 million liability related to options held by certain employees.  As a result of this transaction,  all outstanding options were settled and, consistent with previous accounting treatment,  the remaining liability was reversed and recorded as an adjustment to equity.

Additionally,  prior to the transaction,  PXP had outstanding  restricted stock which had been issued to certain employees pursuant to PXP's Restricted  Stock Plan. For book purposes,  the fair market value of the restricted stock at the date of the grant was recorded as unearned  compensation,  a separate  component of stockholders'  equity,  and amortized over the restriction period. For tax purposes,  PXP could deduct  compensation  expense equal to the fair market value of the stock on the date the restrictions  lapse.  The tax benefit of the deduction in excess of the compensation  expense was recorded as an  adjustment  to  additional  paid-in  capital.  At the time of this  transaction,  all  restrictions  lapsed and PXP recorded a $2.0 million tax receivable for the deduction and a corresponding adjustment to equity.

Stock repurchase program

On  September  17,  2001,  Phoenix  announced  a plan to  repurchase  up to an  aggregate  of six  million  shares  of its outstanding  common  stock.  Purchases  have  since been made on the open  market and could be made as well in  negotiated transactions,  subject to market prices and other  conditions.  No time limit was placed on the duration of the repurchase program,  which may be modified,  extended or  terminated  by the Board of Directors at any time. As of December 31, 2001,
4.5  million  shares of  Phoenix's  common  stock had been  repurchased  at a total cost of $66.0  million.  See note 27 -
"Subsequent Events" for program extension.

Master credit facility

In June 2001,  Phoenix,  Phoenix  Life,  and PXP entered into a $375 million  unsecured  revolving  credit  facility  that matures on June 10, 2005.  Phoenix Life's and PXP's  existing  credit  agreements  were  terminated at that time.  Phoenix unconditionally  guarantees  loans to Phoenix  Life and PXP.  Base rate loans bear  interest at the greater of the Bank of
Montreal's  prime  commercial rate or the effective  federal funds rate plus 0.5%.  Eurodollar rate loans bear interest at
LIBOR plus an applicable margin. The credit agreement includes customary  financial and operating  covenants that include, among  other  provisions,  requirements  that  Phoenix  maintain  a minimum  stockholders'  equity  and a maximum  debt to capitalization  ratio;  that Phoenix Life  maintain a minimum risk based  capital  ratio,  and that PXP maintain a maximum debt  to  capitalization  ratio  and a  minimum  stockholders'  equity.  See  note 9 -  "Long-term  Debt"  for  additional information on credit facilities.

Early retirement program

On January 29,  2001,  Phoenix  offered a special  retirement  program  under which  qualified  participants  will receive enhanced  retirement  benefits by the addition of five years to age and pension plan  service  under the Employee  Pension
Plan.  Employees of Phoenix Life and PXP who decided to participate  will retire by May 31, 2002. Of the 318  participants eligible,  182 accepted  the special  retirement  incentive  program.  As a result of this  program,  Phoenix  recorded an additional pension expense of $23.8 million for the year ended December 31, 2001.

                Notes to Consolidated Financial Statements (continued)

Aberdeen Asset Management PLC

On February  18, 1999,  PM Holdings  purchased  15,050,000  shares of the common stock of Aberdeen  Asset  Management  PLC
("Aberdeen"),  a Scottish asset  management firm, for $29.4 million.  PM Holdings owned  31,600,000  shares and 38,100,000 share as of December 31, 2000 and 2001, respectively.

On April 15,  1996, Phoenix purchased 7% convertible  subordinated notes issued by Aberdeen for $37.5 million.  The notes, which mature on March 29, 2003, are convertible into 17,441,860 shares of Aberdeen common stock.

In May 2001,  Phoenix purchased  additional shares of common stock of Aberdeen for a cash purchase price of $46.8 million, bringing its ownership to approximately  22.0% (26.95% when the convertible  subordinated  note is included) of the common stock of Aberdeen at December 31, 2001.  The  investment in Aberdeen  common stock is reported on the equity  method.  The notes and common stock are classified as investments in unconsolidated affiliates in the Consolidated Balance Sheets.

The  investment in Aberdeen's  convertible  note at December 31, 2001 is reported at fair value with  unrealized  gains or losses  included in equity.  For the years ended prior to 2001, the investment in the note was reported at amortized cost.
Aberdeen's  convertible note was included in the transfer of securities from  held-to-maturity  to  available-for-sale  in
2001 and  resulted in a pre-tax unrealized gain of $63.7 million. See note 5--"Investments."

The fair value of Phoenix's  investments  in Aberdeen,  based on the closing  market price,  was $455.8 million and $322.3 million as of December 31, 2000 and 2001, respectively.

Dividend scale

In November 2000,  Phoenix  Mutual's Board of Directors  voted to maintain the dividend scale for dividends  payable on or after January 1, 2001. In October  1999,  Phoenix  Mutual's  Board of Directors  voted to maintain the dividend  scale for dividends payable on or after January 1, 2000.

Phoenix New England Trust Holding Company

On October 29, 1999, PM Holdings  indirectly  acquired 100% of the common stock of New London Trust, a banking  subsidiary of Sun Life of Canada, for $30.0 million in cash. New London Trust,  renamed Phoenix New England Trust Company,  was a New
Hampshire  based federal  savings bank that operates a trust  division with assets under  management of  approximately  $1 billion.  Immediately  following this acquisition,  on November 1, 1999, PM Holdings sold New London Trust's New Hampshire retail  banking  operations to Lake Sunapee  Bank,  fsb, and Mascoma  Savings Bank in New  Hampshire  and the  Connecticut
branches to Westbank  Corporation,  for a total of $25.2 million in cash. No gain or loss was  recognized on this sale. PM
Holdings retained the trust business and four trust offices of New London Trust, located in New Hampshire and Vermont.

On September  29, 2000,  Phoenix New England Trust Holding  Company sold its New  Hampshire  trust and agency  operations, consisting  of Charter  Holding  Corp.  and Phoenix New England  Trust  Company for $9.1 million in cash to a  partnership consisting of Lake Sunapee Bank,  Meredith Village Savings Bank and Savings Bank of Walpole  (Partner Banks).  Each of the
Partner Banks was a minority  stockholder  in Charter  Holding  prior to the sale.  The pre-tax gain realized on this sale was $0.1 million.

Emprendimiento Compartido, S.A. ("EMCO")

At January 1, 1999, PM Holdings held 9.1 million shares of EMCO,  representing a 35% ownership  interest in this Argentine financial services company that provides pension management,  annuities and life insurance products.  On June 23, 1999, PM
Holdings  became the  majority  owner of EMCO when it  purchased  13.9  million  shares of common stock from the Banco del
Suquia, S.A. for $29.5 million, plus $10.0 million for a five-year covenant not-to-compete.

In addition,  EMCO  purchased,  for its treasury,  3.0 million shares of its  outstanding  common stock held by two banks.
This, in combination with the purchase  described  above,  increased PM Holdings'  ownership  interest from 35% to 100% of the then outstanding stock.

On November  12,  1999,  PM Holdings  sold 11.5 million  shares (a 50%  interest) of EMCO common stock for $40.0  million, generating a pre-tax gain of $11.3 million.  PM Holdings  received  $15.0 million in cash plus a $9.0 million  two-year 8%
interest  bearing note,  and a $16.0  million  five-year 8%  interest-bearing  note. PM Holdings uses the equity method of accounting to account for its remaining 50% interest in EMCO.

                Notes to Consolidated Financial Statements (continued)

After the sale,  the  remaining  excess of the purchase  price over the fair value of the  acquired  net  tangible  assets totaled $17.0 million.  That consisted of a covenant  not-to-compete  of $5.0 million,  which is being amortized over five years, and goodwill of $12.0 million, which is being amortized over ten years.

PFG Holdings, Inc.

On October 29, 1999, PM Holdings,  a  wholly-owned  subsidiary of Phoenix Life,  purchased  100% of PFG Holdings,  Inc. 8%
cumulative  preferred  stock,  which is  convertible  into a 67%  interest  in common  stock for $5  million  in cash.  In addition,  Phoenix Life has an option to purchase all the  outstanding  common stock during the sixth year  subsequent  to the  acquisition  at a value equal to 80% of the  appraised  value of the common  stock at that time.  As of December  31,
2001, this option had not been executed.  Since Phoenix Life holds voting control,  the entity has been consolidated and a minority interest has been established for outside stockholders'  interests.  The transaction resulted in goodwill of $3.8 million, which is being amortized on a straight-line basis over forty years.

AGL Life Assurance Company, an operating  subsidiary of PFG Holdings,  must maintain at least $10.0 million of capital and surplus to satisfy certain  regulatory  minimum capital  requirements.  PM Holdings provided financing of $11.0 million at the purchase date to PFG Holdings in order for AGL Life Assurance to meet this minimum  requirement.  The debt is an 8.34%
senior secured note maturing in 2009.

PM Holdings  provided  additional  financing to PFG Holdings in 2001 in the form of a convertible  subordinated  note. The interest  rate on the note is 8%, and the note will mature on  November  1, 2006.  The note allows for up to $8 million in financing and is convertible into common stock at any time at a variable conversion price.

Property and casualty distribution operations

On May 3, 1999,  PM Holdings  sold its property and casualty  distribution  business to Hilb,  Rogal and Hamilton  Company
("HRH") for $48.1  million  including  $10.2  million for a covenant  not-to-compete.  Total  proceeds  consisted of $32.0 million in 5.25%  convertible  subordinated  debentures,  $15.9 million for 865,042 shares of HRH common stock,  valued at
$18.38  per share on the sale date,  and $0.2  million in cash.  Phoenix  also has  contractual  rights to  designate  two nominees for election to HRH's Board of  Directors.  As of December 31, 2001,  two Phoenix  designees  were serving as HRH directors. The pre-tax gain realized on the sale was $40.1 million.

The  convertible  debentures  mature on May 3, 2014 and are callable by HRH on or after May 3, 2009.  The  debentures  are convertible into 1,406,593 shares of HRH common stock.

The investment in HRH debentures at December 31, 2001 is reported at fair value with  unrealized  gains or losses included in equity.  For the years ended prior to 2001, the investment in HRH was reported at amortized  cost. HRH debentures  were included in the transfer of  securities  from  held-to-maturity  to  available-for-sale  in 2001 and resulted in a pre-tax unrealized gain of $46.8 million. See note 5 - "Investments."

The  investment in HRH common stock is reported on the equity  method.  The  debentures and common stock are classified as investments in unconsolidated  affiliates in the Consolidated  Balance Sheets. As of December 31, 2001,  Phoenix owns 6.4%
of the outstanding HRH common stock, 14.8% on a diluted basis.

The fair value of Phoenix's  investments in HRH,  based on the closing  market price,  was $90.6 million and $78.8 million as of December 31, 2000 and 2001, respectively.

Discontinued operations

During 1999, Phoenix discontinued the operations of three of its business segments: the Reinsurance  Operations,  the Real
Estate  Management  Operation and the Group Insurance  Operations.  Disclosures  concerning the financial  effect of these transactions are contained in note 14--"Discontinued Operations."

                Notes to Consolidated Financial Statements (continued)

5.       Investments

Information  pertaining to Phoenix's  investments,  net investment income and realized and unrealized investment gains and losses follows:

Debt and equity securities

The amortized cost and fair value of investments in debt and equity securities as of December 31, 2001 were as follows:

                                                                          Gross             Gross
                                                    Amortized          Unrealized        Unrealized          Fair
                                                       Cost               Gains            Losses            Value
                                                   -------------      --------------    --------------    ------------
Debt securities                                                              (in millions)
---------------
Available-for-sale:
    U.S. government and agency bonds............        $ 256.0              $ 13.3           $ (0.1)         $ 269.2
    State and political subdivision bonds.......          508.6                24.7             (1.7)           531.6
    Foreign government bonds....................          293.7                34.1             (1.1)           326.7
    Corporate securities........................        4,316.6               145.5           (103.7)         4,358.4
    Mortgage-backed and asset-backed securities.        4,125.0               107.4            (84.3)         4,148.1
                                                   -------------      --------------    --------------    ------------
        Total available-for-sale securities.....        9,499.9               325.0           (190.9)         9,634.0
     Less: available-for-sale securities of
               discontinued operations..........           34.8                  --                --            34.8
                                                   -------------      --------------    --------------    ------------
     Total available-for-sale debt securities of
      continuing operations.....................      $ 9,465.1             $ 325.0         $ (190.9)       $ 9,599.2
                                                   =============      ==============    ==============    ============
Equity securities...............................        $ 280.6             $  52.4          $ (40.6)         $ 292.4
-----------------
    Less: equity securities of discontinued
          operations............................            1.5                  --                --             1.5
                                                   -------------      --------------    --------------    ------------
          Total equity securities of continuing
          operations............................        $ 279.1             $  52.4          $ (40.6)         $ 290.9
                                                   =============      ==============    ==============    ============

The amortized cost and fair value of investments in debt and equity securities as of December 31, 2000 were as follows:

                                                                            Gross             Gross
                                                         Amortized       Unrealized        Unrealized          Fair
                                                            Cost            Gains            Losses            Value
                                                        -------------    ------------     --------------    ------------
Debt securities                                                                  (in millions)
---------------
Held-to-maturity:
    State and political subdivision bonds............    $    30.6         $    .3          $   (.9)         $    30.0
    Foreign government bonds.........................          2.4              --              (.7)               1.7
    Corporate securities.............................      1,781.2            48.0            (39.0)           1,790.2
    Mortgage-backed and asset-backed securities......        295.4            15.3             (3.8)             307.0
                                                         ---------         -------          -------          ---------
         Total held-to-maturity securities...........      2,109.6            63.6            (44.4)           2,128.9
                                                         ---------         -------          -------          ---------
Available-for-sale:
    U.S. government and agency bonds.................        262.5            13.8              (.3)             276.0
    State and political subdivision bonds............        459.9            16.9             (1.9)             474.9
    Foreign government bonds.........................        246.0            26.7             (5.8)             266.9
    Corporate securities.............................      2,222.1            37.7            (83.1)           2,176.7
    Mortgage-backed and asset-backed securities......      2,830.5            63.5            (25.2)           2,868.8
                                                         ---------         -------          -------          ---------
         Total available-for-sale securities.........      6,021.0           158.6           (116.3)           6,063.3

  Less: available-for-sale securities of
     discontinued operations.........................        114.3              --               --              114.3
                                                         ---------         -------          -------          ---------
     Total available-for-sale securities of
       continuing operations.........................      5,906.7           158.6           (116.3)           5,949.0
                                                         ---------         -------          -------          ---------
     Total debt securities of continuing operations..    $ 8,016.3         $ 222.2          $(160.7)         $ 8,077.9
                                                         =========         =======          =======          =========
Equity securities....................................    $   297.3         $  77.9          $ (39.7)         $   335.5
-----------------                                        =========         =======          =======          =========

The sale of debt  securities  held-to-maturity  relate to certain  securities,  with amortized cost of $3.9 million,  $3.9 million  and $9.1  million,  for the  years  ended  December  31,  1999,  2000 and  2001,  respectively,  which  were sold specifically  due to a  significant  decline in the  issuers'  credit  quality.  Net realized  (losses)  gains were $(0.2)
million, $(3.9) million and $1.5 million in 1999, 2000 and 2001, respectively.

                Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt  securities,  by contractual  sinking fund payment and maturity,  as of December
31, 2001 are shown below.  Actual maturity may differ from contractual  maturity  because  borrowers may have the right to call or prepay  obligations  with or without call or  prepayment  penalties,  or Phoenix may have the right to put or sell the obligations back to the issuers.

                                                                                   Available-for-sale
                                                                              ------------------------------
                                                                               Amortized           Fair
                                                                                  Cost             Value
                                                                              -------------     ------------
                                                                                      (in millions)
         Due in one year or less......................................             $ 121.2          $ 121.9
         Due after one year through five years........................             1,276.7          1,260.0
         Due after five years through ten years.......................             1,772.9          1,820.3
         Due after ten years..........................................             2,204.1          2,283.7
         Mortgage-backed and asset-backed securities..................             4,125.0          4,148.1
                                                                              -------------     ------------
              Total...................................................             9,499.9          9,634.0
         Less: securities of discontinued operations..................                34.8             34.8
                                                                              -------------     ------------
              Total securities of continuing operations...............           $ 9,465.1        $ 9,599.2
                                                                              =============     ============

Carrying values for investments in  mortgage-backed  and asset-backed  securities,  excluding U.S.  government  guaranteed investments, were as follows:

                                                                                      December 31,
                                                                              ------------------------------
                                                                                  2000             2001
                                                                              -------------     ------------
                                                                                      (in millions)
         Planned amortization class...................................         $   117.4            $ 133.9
         Asset-backed.................................................           1,082.3            1,607.9
         Mezzanine....................................................             166.5              359.1
         Commercial...................................................             796.5              633.6
         Sequential pay...............................................             937.7            1,268.7
         Pass through.................................................              59.3               75.5
         Other........................................................               4.5               69.4
                                                                              -------------     ------------
         Total mortgage-backed and asset-backed securities............         $ 3,164.2          $ 4,148.1
                                                                              =============     ============
Mortgage loans and real estate

Phoenix's  mortgage  loans and real estate are  diversified  by property  type and location  and, for mortgage  loans,  by borrower.  Mortgage loans are  collateralized by the related  properties and are generally 75% of the properties' value at the time the original loan is made.

Mortgage loans and real estate investments comprise the following property types and geographic regions:

                                                                    Mortgage Loans                Real Estate
                                                                     December 31,                 December 31,
                                                               -------------------------    -------------------------
                                                                  2000          2001          2000           2001
                                                               -----------    ----------    ----------     ----------
                        Property type:                                             (in millions)
                        Office buildings...................     $ 171.3         $ 155.4       $ 34.4           $25.2
                        Retail.............................       183.5           170.4          6.9             7.5
                        Apartment buildings................       180.7           171.0         45.9            50.4
                        Industrial buildings...............        64.8            52.0          --               --
                        Other.............................         2.2             2.0          --               --
                        Valuation allowances...............        (9.1)          (15.0)        (9.3)             --
                                                               -----------    ----------    ----------     ----------
                           Total...........................     $ 593.4         $ 535.8       $ 77.9           $83.1
                                                               ===========    ==========    ==========     ==========

                Notes to Consolidated Financial Statements (continued)

                                                                     Mortgage Loans                Real Estate
                                                                     December 31,                 December 31,
                                                               -------------------------    -------------------------
                                                                  2000          2001          2000           2001
                                                               -----------    ----------    ----------     ----------
                        Geographic region:                                         (in millions)
                        Northeast........................       $ 124.5         $ 116.5       $ 49.8           $54.4
                        Southeast........................         147.6           130.5          --               --
                        North central....................         147.4           134.8           .5              .4
                        South central....................         103.7           101.7         22.3            13.0
                        West.............................          79.3            67.3         14.6            15.3
                        Valuation allowances.............          (9.1)          (15.0)        (9.3)             --
                                                               -----------    ----------    ----------     ----------
                             Total.......................       $ 593.4         $ 535.8       $ 77.9           $83.1
                                                               ===========    ==========    ==========     ==========

At December 31, 2001,  scheduled  mortgage loan  maturities were as follows:  2002-- $51.4 million;  2003-- $82.0 million;
2004-- $34.7 million;  2005-- $32.3 million;  2006-- $94.7 million, and $240.7 million thereafter.  Actual maturities will differ from contractual  maturities  because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. Phoenix did not refinance any of its mortgage loans during 2000 and 2001.

The carrying  value of  delinquent  and in process of  foreclosure  mortgage  loans at December 31, 2000 and 2001 is $11.4 million and $5.6 million,  respectively.  There are valuation allowances of $9.1 million and $15.0 million,  respectively, on these mortgages.

Investment valuation allowances

Investment  valuation  allowances,  which have been deducted in arriving at investment carrying values as presented in the
Consolidated Balance Sheets and changes thereto, were as follows:

                                                Balance at                                             Balance at
                                                January 1,        Additions        Deductions         December 31,
                                              ---------------    ------------     --------------    -----------------
                   2001:                                                  (in millions)
                   Mortgage loans.........             $ 9.1            $6.1              $ (.2)               $15.0
                   Real estate............               9.3              --               (9.3)                  --
                                                   ----------        --------         ----------            ---------
                        Total.............            $ 18.4            $6.1             $ (9.5)               $15.0
                                                   ==========        ========         ==========            =========
                   2000:
                   Mortgage loans.........         $    14.3           $ 1.8             $ (7.0)               $ 9.1
                   Real estate............               3.2             6.1                 --                  9.3
                                                   ----------        --------         ----------            ---------
                        Total.............            $ 17.5           $ 7.9             $ (7.0)              $ 18.4
                                                   ==========        ========         ==========            =========
                   1999:
                   Mortgage loans.........         $    30.6           $ 9.7            $ (26.0)              $ 14.3
                   Real estate............               6.4              .2               (3.4)                 3.2
                                                   ----------        --------         ----------            ---------
                        Total.............            $ 37.0           $ 9.9            $ (29.4)              $ 17.5
                                                   ==========        ========         ==========            =========

Non-income producing mortgage loans and debt securities

The net carrying  value of  non-income  producing  mortgage  loans was $6.0  million at December  31, 2000;  there were no non-income  producing  mortgage loans during 2001. The amount of interest foregone by non-income  producing mortgage loans was $0.5 million for the year ended  December 31, 2000.  There were no non-income  producing  debt  securities at December
31, 2000 and 2001.

Venture capital partnerships

Phoenix  invests as a limited partner in venture capital limited  partnerships.  These  partnerships  focus on early-stage ventures,  primarily in the  information  technology and life science  industries and leveraged  buyout funds,  as well as direct  equity  investments  in leveraged  buyouts and corporate  acquisitions.  As of December 31, 2001,  total  unfunded capital commitments were $166.8 million.

Phoenix records its equity in the earnings of these partnerships in net investment income.

                Notes to Consolidated Financial Statements (continued)

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
To  estimate  the net equity in earnings  of the  venture  capital  partnerships  for each  quarter,  Phoenix  developed a methodology  to estimate the change in value of the underlying  investee  companies in the venture  capital  partnerships.
For  public  investee  companies,  Phoenix  used  quoted  market  prices at the end of each  quarter,  applying  liquidity discounts  to these prices in instances  where such  discounts  were  applied in the  underlying  partnerships'  financial statements.  For private  investee  companies,  Phoenix  applied a public  industry sector index to roll the value forward each quarter.  Phoenix applies this methodology  consistently  each quarter with subsequent  adjustments to reflect market events  reported by the  partnerships  (e.g.,  new rounds of financing,  initial  public  offerings and  writedowns by the general partners).  In addition,  Phoenix will annually revise the valuations it has assigned to the investee companies to reflect the valuations in the audited  financial  statements  received from the venture  capital  partnerships.  Phoenix's venture capital earnings remain subject to variability.

The components of net investment  income related to venture capital  partnerships  for the year ended December 31, were as follows:
                                                                              1999           2000            2001
                                                                           -----------    -----------     -----------
                                                                                         (in millions)
    Operating losses..................................................          $(8.9)        $ (7.7)          $(6.4)
    Realized gains on cash and stock distributions....................           84.7          223.3            17.8
    Net unrealized gains (losses) on investments held in the partnerships        64.1           61.7           (95.9)
                                                                             ---------      ---------       ---------
    Total venture capital partnership net investment income (loss)....       $  139.9       $  277.3          $(84.5)
                                                                             =========      =========       =========

Other invested assets

Other invested assets were as follows:

                                                                              December 31,
                                                                        -------------------------
                                                                           2000          2001
                                                                        -----------    ----------
                                                                             (in millions)
         Transportation and equipment leases.........................    $  83.2           $85.0
         Affordable housing partnerships.............................       29.1            28.2
         Investment in other affiliates..............................        7.5             9.6
         Seed money in separate accounts.............................       41.2            54.6
       Mezzanine partnerships......................................       30.4            37.1
         Derivatives.................................................         --            10.1
         Other partnership interests.................................       44.3            57.8
                                                                        -----------    ----------
              Total other invested assets............................     $235.7          $282.4
                                                                        ===========    ==========
Separate account assets and investment trusts

Separate account assets and investment trusts assets as of December 31, were as follows:

                                                                      2000               2001
                                                                   ------------      -------------
                                                                           (in millions)
         Separate accounts.......................................    $ 5,376.6          $ 5,025.2
                                                                   ------------      -------------
         Investment trusts:
               Phoenix CDO I.....................................           --              160.1
               Phoenix CDO II....................................           --              384.7
                                                                   ------------      -------------
                    Total investment trusts......................           --              544.8
                                                                   ------------      -------------
         Total separate account assets and investment trusts.....   $ 5,376.6           $ 5,570.0
                                                                   ============      =============

In 2001, Phoenix determined that the investment trusts did not have a substantive amount of outside equity and, as a result, concluded consolidation was required.

                Notes to Consolidated Financial Statements (continued)

Net investment income

The components of net investment income (loss) for the year ended December 31, were as follows:

                                                                            1999          2000          2001
                                                                         -----------   -----------   -----------
                                                                                     (in millions)
         Debt securities..........................................       $   637.4     $   622.2         $679.1
         Equity securities........................................             7.9          13.3            5.2
         Mortgage loans...........................................            66.3          54.6           45.0
         Policy loans.............................................           149.0         157.4          168.6
         Real estate..............................................             9.7           9.2           16.1
         Venture capital partnerships.............................           139.9         277.3          (84.5)
         Other invested assets....................................              .7           3.4            7.1
         Cash, cash equivalents and short-term investments........            22.6          27.5           15.4
                                                                         -----------   -----------   -----------
              Sub-total...........................................         1,033.5       1,164.9          852.0
         Less: investment expenses................................            13.0          14.3           10.4
                                                                         -----------   -----------   -----------
         Net investment income....................................         1,020.5       1,150.6          841.6
         Less: net investment income of discontinued operations               67.4          21.0            6.5
                                                                         -----------   -----------   -----------
              Total net investment income of continuing operations       $   953.1     $ 1,129.6         $835.1
                                                                         ===========   ===========   ===========

Investment  income of $4.0 million was not accrued on certain  delinquent  mortgage loans and defaulted debt securities at
December 31, 2001.  Phoenix does not accrue interest  income on impaired  mortgage loans and impaired debt securities when the  likelihood  of  collection  is  doubtful.  See  note  3--"Summary  of  Significant  Accounting  Policies--Valuation  of
Investments" for further information on mortgage loan and debt security impairment.

The payment terms of mortgage loans may, from time to time, be  restructured  or modified.  The investment in restructured mortgage  loans,  based on  amortized  cost,  amounted to $34.9  million and $31.1  million at December 31, 2000 and 2001, respectively.  Interest  income on  restructured  mortgage  loans that would have been  recorded  in  accordance  with the original  terms  of such  loans  amounted  to $4.1  million,  $3.9  million  and $3.6  million  in  1999,  2000 and  2001, respectively.  Actual interest income on these loans included in net investment income was $3.5 million,  $3.1 million and
$2.4 million in 1999, 2000 and 2001, respectively.

Investment gains and losses

Net unrealized  investment  (losses) gains on securities  available-for-sale  and carried at fair value for the year ended
December 31, were as follows:

                                                                            1999          2000            2001
                                                                         -----------   ----------    -----------
                                                                                     (in millions)
         Debt securities..........................................       $ (428.5)     $  213.8          $ 91.3
         Equity securities........................................           63.2        (105.7)          (26.4)
         DAC......................................................          260.3        (117.2)          (62.2)
         Deferred income tax (benefits) expense...................          (36.7)         (3.2)             .9
                                                                         -----------   -----------   -----------
         Net unrealized investment (losses) gain on
              securities available-for-sale.......................       $  (68.3)     $   (5.9)          $ 1.8
                                                                         ===========   ===========   ===========

The amortized  cost of debt  securities  transferred  from  held-to-maturity  to  available-for-sale  in 2001 was $2,333.8 million, which resulted in an unrealized gain of $83.9 million, after-tax.

                Notes to Consolidated Financial Statements (continued)

Net realized investment gains (losses) for the year ended December 31, were as follows:

                                                                                     1999          2000          2001
                                                                                   ----------    -----------   -----------
                                                                                               (in millions)

         Debt securities........................................................    $ (20.4)      $ (54.2)     $   (50.9)
         Equity securities......................................................       16.6         146.8           (8.8)
    Mortgage loans.........................................................       18.5           3.0            1.0
         Real estate............................................................        2.9          (4.3)          (2.5)
       Sale of property and casualty distribution subsidiary..................       40.1           (.8)            --
         Other invested assets..................................................       18.5          (1.1)         (11.2)
                                                                                   ----------    -----------   -----------
         Net realized investment gains..........................................       76.2          89.4          (72.4)
         Less: net realized investment gains from discontinued operations.......         .4            .2             --
                                                                                   ----------    -----------   -----------
         Net realized investment gains (losses) from continuing operations.....     $  75.8       $  89.2      $   (72.4)
                                                                                   ==========    ===========   ===========

The proceeds from sales of  available-for-sale  debt  securities and the gross realized gains and gross realized losses on those sales for the year ended December 31, were as follows:

                                                                                      1999         2000          2001
                                                                                   ----------    -----------   -----------
                                                                                               (in millions)
         Proceeds from disposals.............................................      $ 1,106.9      $ 898.5       $ 1,289.8
         Gross realized gains on sales.......................................      $    21.8      $   8.7         $  38.1
         Gross realized losses on sales......................................      $    39.1      $  53.2         $  27.6

6.       Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:
                                                                                                      December 31,
                                                                                                --------------------------
                                                                                                   2000           2001
                                                                                                ------------   -----------
                                                                                                      (in millions)
         PXP gross amounts:
           Goodwill..........................................................                       $ 425.7        $562.4
           Investment management contracts...................................                         244.0         418.9
           Non-compete covenant..............................................                           5.0            --
           Other.............................................................                           4.5           4.3
                                                                                                ------------   -----------
         Totals..............................................................                         679.2         985.6
                                                                                                ------------   -----------
         Other gross amounts:
           Goodwill..........................................................                          11.9          15.2
           Intangible asset related to pension plan benefits.................                           8.3          18.6
           Other.............................................................                           1.0           1.2
                                                                                                ------------   -----------
         Totals..............................................................                          21.2          35.0
                                                                                                ------------   -----------
         Total gross goodwill and other intangible assets....................                         700.4       1,020.6
         Accumulated amortization--PXP.......................................                        (112.4)       (153.2)
         Accumulated amortization--other.....................................                          (5.4)         (8.8)
                                                                                                ------------   -----------
             Total goodwill and other intangible assets, net.................                       $ 582.6        $858.6
                                                                                                ============   ===========

In 2000, $1.9 million of goodwill  associated  with the acquisition of PractiCare,  Inc. in 1997 was written off. In 2001, a non-compete covenant associated with PXP became fully amortized and was written-off.

7.       Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates were as follows:
                                                                                                      December 31,
                                                                                                --------------------------
                                                                                                   2000           2001
                                                                                                -----------    -----------
                                                                                                      (in millions)
         EMCO investment.....................................................                    $  28.1            $28.0
         Aberdeen common stock...............................................                       58.7            103.9
         Aberdeen 7% convertible subordinated notes..........................                       37.5            101.2
         HRH common stock....................................................                       16.9             18.7
         HRH 5.25% convertible subordinated notes............................                       32.0             78.8
                                                                                                ------------   -----------
              Total investments in unconsolidated affiliates.................                    $ 173.2          $ 330.6
                                                                                                ============   ===========

                Notes to Consolidated Financial Statements (continued)

The reclassification of Aberdeen and HRH convertible  subordinated notes from  held-to-maturity to  available-for-sale  in
2001 resulted in an unrealized gain of $71.9 million, after-tax.

The components of equity in earnings of and interest  earned from  investments in  unconsolidated  affiliates for the year ended December 31, were as follows:

                                                                    1999        2000        2001
                                                                  ---------   ---------    --------
                                                                           (in millions)
         EMCO investment......................................     $ 1.1      $  (0.8)       $(0.1)
         Aberdeen common stock................................       2.9          7.0          5.8
         Aberdeen 7% convertible subordinated notes...........       2.6          2.6          2.6
         HRH common stock.....................................        .7          1.2          2.5
         HRH 5.25% convertible subordinated notes.............       1.1          1.7          1.7
                                                                  ---------   ---------    --------
           Total equity in earnings of and interest earned from
            investments in unconsolidated affiliates before
            income taxes......................................       8.4         11.7         12.5
         Income taxes.........................................       2.9          4.1          4.4
                                                                  ---------   ---------    --------
           Total equity in earnings of and interest earned from
            investments in unconsolidated affiliates..........     $ 5.5      $   7.6        $ 8.1
                                                                  =========   =========    ========

8.       Derivative Instruments

Derivative instruments as of December 31, are summarized below:

                                                               2000                   2001
                                                       ---------------------   --------------------
                                                                  (dollars in millions)
         Asset hedges
         ------------
         Foreign currency swaps:
           Notional amount.........................               $ 24.3             $ 16.4
           Weighted average received rate..........                  12.11%               11.91%
           Weighted average paid rate..............                  10.61%               10.68%
           Fair value..............................                $ 2.0              $ 2.9

         Interest rate swaps:
           Notional amount.........................               $ 43.0             $ 80.0
           Weighted average received rate..........                   7.51%                6.22%
           Weighted average paid rate..............                   6.78%                2.08%
           Fair value..............................                $ 1.9              $ 2.6
         Liability hedges
         ----------------
         Interest rate floors:
           Notional amount.........................              $ 110.0             $ 110.0
           Weighted average strike rate............                   4.79%                 4.79%
           Index rate(1)...........................         2-5 Yr. CMT/CMS      2-5 Yr. CMT/CMS
           Fair value..............................               $ (.1)              $ .4

         Interest rate swaps:
           Notional amount.........................              $ 410.0             $ 510.0
           Weighted average received rate..........                   6.66%                 5.61%
           Weighted average paid rate..............                   6.50%                 3.99%
           Fair value..............................                $ 6.1              $ 3.8

         Interest rate caps:
           Notional amount.........................               $ 50.0             $ 50.0
           Weighted average strike rate............                   7.95%                 7.95%
           Index rate(1)...........................              10 Yr. CMT        10 Yr. CMT
           Fair value..............................                $  --              $ .4
----------
(1) Constant maturity treasury yields (CMT) and constant maturity swap yields (CMS).

The  increase in net  investment  income  related to  contractual  cash flows on  interest  rate swap  contracts  was $1.0 million,  $1.4 million and $2.0 million for the years ended December 31, 1999, 2000 and 2001,  respectively.  The decrease in net  investment  income  related to  contractual  cash flows on interest  rate floor,  interest  rate cap and  swaption contracts  was $2.3  million,  $2.3  million and $0.1  million  for the years  ended  December  31,  1999,  2000 and 2001, respectively.  The estimated  fair value of these  instruments  represent what Phoenix would have to pay or receive if the contracts were terminated.

                Notes to Consolidated Financial Statements (continued)

Phoenix is exposed to credit risk in the event of nonperformance by  counterparties  to these financial  instruments,  but management  of Phoenix does not expect  counterparties  will fail to meet their  financial  obligations,  given their high credit  ratings.  The credit exposure of these  instruments is the positive fair value at the reporting  date.  Management of Phoenix considers the likelihood of any material loss on these instruments to be remote.

9.       Long-term Debt

                                                                                         December 31,
                                                                                     ---------------------
                                                                                       2000        2001
                                                                                     --------    ---------
                                                                                        (in millions)
         Bank borrowings, blended rate 6.9% due in varying amounts to 2004             $230.0       $  --
         Bank borrowings, blended rate 2.5% due in varying amounts to 2005                 --       125.1
Public debt securities, 7.45% due 2032 (note 4).    --       299.2
         Subordinated debentures, 6.0% due 2015...........................               20.1          --
         Surplus notes, 6.95%, due 2006...................................              175.0       175.0
                                                                                     --------    ---------
              Total long-term debt........................................            $ 425.1     $ 599.3
                                                                                     ========    =========

Phoenix Life  maintained two separate $100 million  revolving  credit  facilities as of June 2001 which were terminated in light of the new master credit facility  described  below.  In addition,  PXP maintained two five-year  syndicated  credit facilities  permitting a total  borrowing of $375 million as of June 2001 which were terminated in light of the new master credit facility described below.

In June 2001,  Phoenix,  Phoenix Life and PXP entered into a $375 million  revolving credit facility which matures on June
10, 2005 and terminated  Phoenix Life's and PXP's prior credit facilities.  Bank of Montreal is the  administrative  agent for this credit facility.  Each company has direct borrowing  rights under this credit facility.  Phoenix  unconditionally guarantees  loans to Phoenix Life and PXP. Base rate loans bear  interest at the greater of the Bank of  Montreal's  prime commercial  rate or the  effective  federal  funds rate plus 0.5%.  Eurodollar  rate loans bear  interest at LIBOR plus an applicable margin. The credit agreement includes  customary  financial and operating  covenants that include,  among other provisions,  requirements  that  Phoenix  maintain a minimum  stockholders'  equity and a maximum  debt to  capitalization ratio;  that Phoenix Life maintain a minimum RBC ratio; and that PXP maintain a maximum debt to  capitalization  ratio and a minimum stockholders' equity. As of December 31, 2001, Phoenix had $125.1 million outstanding.

In November 1996,  Phoenix Life issued $175.0 million  principal  amount of 6.95% surplus notes due December 1, 2006. Each payment of interest on  principal  of the notes  requires  the prior  approval of the  Superintendent  of Insurance of the
State of New York (the  "Superintendent"),  and may be made only out of surplus funds which the Superintendent  determines to be available  for such payment under the New York  Insurance  Law. The notes contain  neither  financial  covenants nor early  redemption  provisions,  and are to rank pari passu with any subsequently  issued surplus,  capital or contribution notes or similar  obligations of Phoenix Life.  Section 1307 of the New York Insurance Law provides that the notes are not part of the legal  liabilities of Phoenix Life and are not a basis of any set-off against the company.  As of December 31,
2001, Phoenix Life had $175.0 million in surplus notes outstanding.

Interest  expense was $34.0  million,  $32.7  million and $27.3  million for the years ended  December 31, 1999,  2000 and
2001, respectively.

At December  31,  2001,  aggregate  maturities  of long-term  debt based on required  principal  payments for 2002 and the succeeding four years are $0.0, $0.0, $0.0, $125.1 million, $175.0 million, and $299.2 million thereafter.

                Notes to Consolidated Financial Statements (continued)

10.      Income Taxes

A summary of income tax expenses  (benefits)  applicable to income before income taxes,  minority interest,  and equity in earnings of and interest  earned from  investments in  unconsolidated  affiliates,  for the year ended December 31, was as follows:
                                        1999        2000         2001
                                      ---------    --------    ----------
                                                (in millions)
         Income taxes:

             Current................  $  114.0     $  123.2    $  (58.2)
             Deferred...............     (15.0)       (67.0)      (52.3)
                                      ---------    --------    ----------
         Total......................  $   99.0     $   56.2     $(110.5)
                                      =========    ========    ==========

The income taxes  attributable  to the  consolidated  results of operations are different  than the amounts  determined by multiplying  income  before  taxes by the  statutory  income tax rate.  The sources of the  difference  and the income tax effects of each for the years ended December 31, were as follows:

                                               1999                    2000                     2001
                                        --------------------   ----------------------   ---------------------
                                           Amount       %      Amount            %      Amount            %
                                        ----------   -------   ------------   -------   -----------    ------
                                                               (dollars in millions)
         Income tax expense at
           statutory rate........          $ 93.1     35%         $ 55.1       35%         $ (87.1)      35%
         Dividend received
           deduction and tax-
           exempt interest.......            (3.0)    (1)%          (6.7)      (4)%           (7.2)       3%
         Demutualization expenses              --                     --                       7.1      (3)%
         Other, net..............            (2.7)    (1)%          (2.5)      (2)%           (2.3)       1%
                                        ----------   -------   ------------   -------   -----------    ------
                                             87.4     33%           45.9       29%           (89.5)      36%
         Differential earnings
           (equity tax)..........            11.6      4%           10.3        7%           (21.0)       8%
                                        ----------   -------   ------------   -------   -----------    ------
         Income taxes............          $ 99.0     37%         $ 56.2       36%         $(110.5)      44%
                                        ==========   =======   ============   =======   ===========    ======

The net deferred income tax liability (asset) represents the income tax effects of temporary  differences  attributable to the consolidated income tax return group. The components were as follows:

                                                                      December 31,
                                                                 ------------------------
                                                                    2000          2001
                                                                 -----------    ---------
                                                                      (in millions)
         DAC...................................................   $  217.9        $234.1
         Unearned premium/deferred revenue.....................     (139.0)       (133.6)
         Impairment reserves...................................      (16.8)        (31.3)
         Pension and other post-retirement benefits............      (65.1)        (69.2)
         Investments...........................................      177.0         101.8
         Future policyholder benefits..........................     (186.4)       (204.1)
         Investment management contracts.......................       37.5          96.1
         Other.................................................      (29.2)        (42.4)
                                                                 -----------    ---------
                                                                      (4.1)        (48.6)
         Net unrealized investment gains.......................       11.9          50.2
         Minimum pension liability.............................       (3.3)         (7.7)
         Equity in earnings of unconsolidated affiliates               4.9           4.3
                                                                 -----------    ---------
         Deferred income tax liability (asset), net............   $    9.4        $ (1.8)
                                                                 ===========    =========

Gross deferred  income tax assets  totaled $439.8 million and $488.3 million at December 31, 2000 and 2001,  respectively.
Gross  deferred  income tax  liabilities  totaled  $449.2  million  and  $486.5  million at  December  31,  2000 and 2001, respectively.  It is management's assessment,  based on Phoenix's earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at December 31, 2000 and 2001 will be realized.

                Notes to Consolidated Financial Statements (continued)

11.      Pension and Other Post-retirement and Post-employment Benefit Plans

Pension plans

Phoenix has a  non-contributory,  defined benefit  pension plan covering  substantially  all of its employees.  Retirement benefits  are a  function  of both years of service  and level of  compensation.  Phoenix  also  sponsors a  non-qualified supplemental  defined  benefit plan to provide  benefits in excess of amounts  allowed  pursuant to the  Internal  Revenue
Code.  Phoenix's  funding policy is to contribute  annually an amount equal to at least the minimum required  contribution in  accordance  with minimum  funding  standards  established  by the  Employee  Retirement  Income  Security Act of 1974.
Contributions  are  intended  to provide  not only for  benefits  attributable  to service to date,  but also for  service expected to be earned in the future.

Components of net periodic benefit cost for the years ended December 31, were as follows:

                                                                   1999         2000          2001
                                                                 ----------   ----------    ----------
                                                                            (in millions)
         Components of net periodic benefit cost (income):
           Service cost........................................   $ 12.7       $  9.7        $  12.1
           Interest cost.......................................     25.7         28.6           32.4
           Curtailments........................................     21.6           .5           17.1
           Expected return on plan assets......................    (29.4)       (34.5)         (39.2)
           Amortization of net transition asset................     (2.5)        (2.5)          (2.5)
           Amortization of prior service costs.................      1.8          1.3            2.6
           Amortization of net gain............................     (2.9)        (7.6)          (7.5)
                                                                 ----------   ----------    ----------
           Net periodic benefit cost (income)..................   $ 27.0       $ (4.5)      $   15.0
                                                                 ==========   ==========    ==========

In 1999, 2000 and 2001, Phoenix offered special  retirement  programs under which qualified  participants'  benefits under the employee  pension plan were  enhanced by adding five years to age and five years to pension plan  service.  Of the 692 eligible  employees,  359 accepted  the special  retirement  programs as of December 31, 2001.  As a result of the special retirement  programs,  Phoenix recorded  additional  pension expense of $21.6 million,  $3.3 million and $16.5 million for the years ended  December 31, 1999,  2000 and 2001,  respectively.  Also,  in 2000,  Phoenix  recognized a pension  credit
(income)  of $2.8  million  related to the sale of its group life and health  operations.  This  credit is included in the results of discontinued  operations.  In 2001, Phoenix recognized a pension cost of $0.6 million related to the closing of its Greenfield, Massachusetts annuity servicing operation, which was relocated to Albany, New York.

The  aggregate  change in  projected  benefit  obligation,  change in plan assets,  and funded  status of the plan were as follows:

                                                                            December 31,
                                                                     ----------------------------
                                                                         2000           2001
                                                                     -------------   ------------
                                                                            (in millions)
         Change in projected benefit obligation:
           Projected benefit obligation at beginning of year...       $  397.9         $  407.9
           Service cost........................................            9.7             12.1
           Interest cost.......................................           28.6             32.4
           Plan amendments.....................................            3.5             18.8
           Curtailments........................................           (8.1)            14.4
           Actuarial loss......................................             .4             23.5
           Benefit payments....................................          (24.1)           (26.5)
                                                                     -------------   ------------
           Projected benefit obligation at end of year.........       $  407.9         $  482.6
                                                                     =============   ============
         Change in plan assets:
           Fair value of plan assets at beginning of year......       $  442.8         $  444.8
           Actual return on plan assets........................           21.6            (28.4)
           Employer contributions..............................            4.5              5.2
           Benefit payments....................................          (24.1)           (26.5)
                                                                     -------------   ------------
           Fair value of plan assets at end of year............       $  444.8         $  395.1
                                                                     =============   ============
           Funded status of the plan...........................       $   36.9        $   (87.5)
           Unrecognized net transition asset...................           (9.9)            (7.4)
           Unrecognized prior service cost.....................            8.3             22.5
           Unrecognized net gain...............................         (117.4)           (15.1)
                                                                     -------------   ------------
           Net amount recognized...............................       $  (82.1)       $   (87.5)
                                                                     =============   ============
         Amounts recognized in the Consolidated Balance Sheets
         consist of:
          Accrued benefit liability............................       $  (99.8)        $ (128.3)
          Intangible asset.....................................            8.3             18.6
          Accumulated other comprehensive income...............            9.4             22.2
                                                                     -------------   ------------
          Amounts recognized in the Consolidated Balance Sheets       $  (82.1)       $   (87.5)
                                                                     =============   ============

                Notes to Consolidated Financial Statements (continued)

At December 31, 2000 and 2001,  the  non-qualified  plan was not funded and had  projected  benefit  obligations  of $73.6 million and $119.8 million,  respectively.  The accumulated  benefit  obligations as of December 31, 2000 and 2001 related to this plan  were  $61.7  million  and  $101.8  million,  respectively,  and are  included  in other  liabilities  on the
Consolidated Balance Sheets.

Phoenix  recorded,  as a reduction of equity,  an additional  minimum pension liability of $6.1 million and $14.4 million, net of income  taxes,  at  December  31,  2000 and 2001,  respectively,  representing  the excess of  accumulated  benefit obligations over the fair value of plan assets and accrued pension  liabilities for the  non-qualified  plan.  Phoenix has also  recorded an  intangible  asset of $8.3  million and $18.6  million as of December  31, 2000 and 2001  related to the non-qualified plan.

The discount rates used in  determining  the actuarial  present value of the projected  benefit  obligation  were 7.5% for
2000 and 7.0% for 2001.  The  discount  rate  assumption  for 2000 and 2001 was  determined  based on a study that matched available  high  quality  investment  securities  with the expected  timing of pension  liability  payments.  The rates of increase  in future  compensation  levels  used in  determining  the  actuarial  present  value of the  projected  benefit obligation  were 4.5% for 2000 and 4.0% for 2001. The expected  long-term  rates of return on retirement  plan assets were
8.0% in 2000 and 9.0% in 2001. The corridor used to amortize deferred gains and losses was 10% in 2000 and 5% in 2001.

The assets within the pension plan include  corporate and government  debt  securities,  equity  securities,  real estate, venture capital partnerships, and shares of mutual funds.

Phoenix also sponsors  savings plans for its employees and agents who are qualified  under  Internal  Revenue Code Section
401(k).  Employees and agents may  contribute a portion of their annual  salary,  subject to certain  limitations,  to the plans.  Phoenix  contributes an additional  amount,  subject to  limitation,  based on the voluntary  contribution  of the employee  or  agent.  Contributions  by  Phoenix  may be in the form of  either  Phoenix  common  stock  or cash.  Company contributions  charged to expense  with respect to these plans  during the years ended  December  31, 1999,  2000 and 2001 were $4.0 million, $3.8 million and $3.5 million, respectively.

Other post-retirement benefit plans

In addition to Phoenix's  pension plans,  Phoenix  currently  provides certain health care and life insurance  benefits to retired  employees,  spouses and other  eligible  dependents  through  various plans  sponsored by Phoenix.  A substantial portion of  Phoenix's  employees  may become  eligible  for these  benefits  upon  retirement.  The health care plans have varying co-payments and deductibles, depending on the plan. These plans are unfunded.

Phoenix recognizes the costs and obligations of  post-retirement  benefits other than pensions over the employees' service period ending with the date an employee is fully eligible to receive benefits.

The components of net periodic post-retirement benefit cost for the year ended December 31, were as follows:

                                                         1999          2000        2001
                                                       ----------    ---------    --------
                                                                 (in millions)
         Components of net periodic benefit cost:
           Service cost..............................   $  3.4        $  2.2       $  1.9
           Interest cost.............................      4.6           4.3          4.5
           Curtailments..............................      5.4          (1.7)         6.7
           Amortization of prior service costs.......       --            --           .2
           Amortization of net gain..................     (1.5)         (2.2)        (2.7)
                                                       ----------    ---------    --------
           Net periodic benefit cost.................   $ 11.9        $  2.6        $10.6
                                                       ==========    =========    ========

                Notes to Consolidated Financial Statements (continued)

As a result of the special retirement programs,  Phoenix recorded an additional  post-retirement benefit expense (pre-tax)
of $5.4 million, $1.2 million and $6.7 million for the years ended December 31, 1999, 2000 and 2001,  respectively.  Also, in 2000,  Phoenix  recognized a post-retirement  credit (income) of $2.9 million related to the sale of its group life and health operations. This credit is included in the results of discontinued operations.

The plan's change in projected benefit obligation, change in plan assets, and funded status were as follows:

                                                                           December 31,
                                                                    ----------------------------
                                                                        2000           2001
                                                                    -------------   ------------
                                                                           (in millions)
         Change in projected post-retirement benefit obligation:
           Projected benefit obligation at beginning of year......   $   71.4         $   62.6
           Service cost...........................................        2.2              1.9
           Interest cost..........................................        4.3              4.5
           Plan amendments........................................        1.3              2.4
           Curtailments...........................................       (3.1)             6.6
           Actuarial gain.........................................       (9.6)            (3.7)
           Benefit payments.......................................       (3.9)            (5.5)
                                                                    -------------   ------------
           Projected benefit obligation at end of year............   $   62.6         $   68.8
                                                                    -------------   ------------
         Change in plan assets:
           Employer contributions.................................   $    3.9         $    5.5
           Benefit payments.......................................       (3.9)            (5.5)
                                                                    -------------   ------------
           Fair value of plan assets at end of year...............   $    --          $     --
                                                                    -------------   ------------
         Funded status of the plan................................   $  (62.6)        $  (68.8)
         Unrecognized prior service costs.........................        --               2.1
         Unrecognized net gain....................................      (41.0)           (42.0)
                                                                    -------------   ------------
           Accrued benefit liability..............................   $ (103.6)        $ (108.7)
                                                                    =============   ============

The discount rates used in determining the accumulated  post-retirement  benefit obligation were 7.5% and 7.0% at December
31, 2000 and 2001, respectively.

For  purposes of  measuring  the  accumulated  post-retirement  benefit  obligation  the health care costs were assumed to increase 6.5% and 5.5% in 2000 and 2001,  respectively,  declining  thereafter  until the ultimate rate of 5.5% is reached in 2002 and remains at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported.  For example,  increasing the assumed health care cost trend rates by one percentage  point in each year would increase the accumulated  post-retirement benefit  obligation  by $4.8 million and the annual  service and  interest  cost by $0.2  million,  before  income  taxes.
Decreasing the assumed health care cost trend rates by one  percentage  point in each year would decrease the  accumulated post-retirement  benefit  obligation  by $4.5 million and the annual  service and interest  cost by $0.2  million,  before income taxes.  Gains and losses that occur because  actual  experience  differs from the estimates are amortized  over the average future service period of employees.

Other post-employment benefits

Phoenix  recognizes  the costs and  obligations  of  severance,  disability  and related  life  insurance  and health care benefits to be paid to  inactive  or former  employees  after  employment  but before  retirement.  Other  post-employment benefit  expenses  were $0.5  million,  ($0.7)  million and $0.4 million for the years ended  December 31, 1999,  2000 and
2001, respectively.

                Notes to Consolidated Financial Statements (continued)

12.      Comprehensive Income

The components of, and related  income tax effects for, other  comprehensive  income for the years ended December 31, were as follows:
                                                          1999            2000           2001
                                                       ------------    ------------   ------------
                                                                     (in millions)
         Unrealized (losses) gains on securities
           available-for-sale:
           Before-tax amount........................   $ (102.8)        $  81.5         $   (1.4)
           Income tax (benefit) expense.............      (36.0)           28.5              (.5)
                                                       ------------    ------------   ------------
               Totals...............................      (66.8)           53.0              (.9)
                                                       ------------    ------------   ------------
         Reclassification adjustment for net gains
           realized in net income:
           Before-tax amount.......................        (2.2)          (90.6)           (15.4)
           Income tax benefit......................         (.7)          (31.7)            (5.4)
                                                       ------------    ------------   ------------
               Totals..............................        (1.5)          (58.9)           (10.0)
                                                       ------------    ------------   ------------
         Net unrealized losses on securities
           available-for-sale:
           Before-tax amount.......................      (105.0)           (9.1)           (16.8)
            Income tax benefit.....................       (36.7)           (3.2)            (5.9)
                                                       ------------    ------------    ------------
               Totals..............................    $  (68.3)        $  (5.9)         $ (10.9)
                                                       ============    ============   ============
         Minimum pension liability adjustment:
           Before-tax amount.......................    $   (2.3)        $   2.4          $ (12.8)
           Income tax (benefit) expense............         (.8)             .8             (4.5)
                                                       ------------    ------------   ------------
               Totals..............................    $   (1.5)        $   1.6         $   (8.3)
                                                       ============    ============   ============
         Unrealized gain on security transfer from
            held-to-maturity to available-for-sale:
            Before-tax amount......................    $     --         $    --         $  124.5
            Income tax expense.....................          --              --             43.6
                                                       ------------    ------------   ------------
               Totals..............................    $     --         $    --         $   83.9
                                                       ============    ============   ============
         Unrealized gains on derivatives:
            Before-tax amount......................    $     --         $    --         $    6.0
            Income tax expense.....................          --              --              2.1
                                                       ------------    ------------   ------------
               Totals..............................    $     --         $    --         $    3.9
                                                       ============    ============   ============
         Equity adjustment for policyholder
            dividend obligation:
            Before-tax amount......................    $     --         $    --         $  (13.5)
            Income tax benefit.....................          --              --             (4.7)
                                                       ------------    ------------   ------------
               Totals..............................    $     --         $    --         $   (8.8)
                                                       ============    ============   ============
         Cumulative effect of accounting change
            for derivatives:
            Before-tax amount......................    $     --         $    --         $    1.7
            Income tax expense.....................          --              --               .6
                                                       ------------    ------------   ------------
               Totals..............................    $     --         $    --         $    1.1
                                                       ============    ============   ============

         The following table summarizes accumulated other comprehensive income for the years ended December 31:

                                                            1999           2000         2001
                                                          ----------    -----------   ----------
                                                                      (in millions)
         Net unrealized gains (losses) on securities
           available-for-sale:
           Balance, beginning of year..................   $  100.5      $  32.2        $  26.3
           Change during period........................      (68.3)        (5.9)         (10.9)
                                                          ----------    -----------   ----------
           Balance, end of year........................       32.2         26.3           15.4
                                                          ----------    -----------   ----------
         Minimum pension liability adjustment:
           Balance, beginning of year..................       (6.2)        (7.7)          (6.1)
           Change during period........................       (1.5)         1.6           (8.3)
                                                          ----------    -----------   ----------
           Balance, end of year........................   $   (7.7)     $  (6.1)        $(14.4)
                                                          ----------    -----------   ----------

                Notes to Consolidated Financial Statements (continued)

                                                            1999           2000         2001
                                                          ----------    -----------   ----------
                                                                      (in millions)

         Unrealized gain on security transfer from
            held-to-maturity to available-for-sale:
           Balance, beginning of year...............      $    --        $  --          $    --
           Change during period.....................           --           --             83.9
                                                          ----------    -----------   ----------
           Balance, end of year.....................           --           --             83.9
                                                          ----------    -----------   ----------
         Unrealized gains on derivatives:
           Balance, beginning of year...............           --           --               --
           Change during period.....................           --           --              3.9
                                                          ----------    -----------   ----------
           Balance, end of year.....................           --           --              3.9
                                                          ----------    -----------   ----------
         Equity adjustment for policyholder
            dividend obligation:
           Balance, beginning of year...............           --           --               --
           Change during period.....................           --           --             (8.8)
                                                          ----------    -----------   ----------
           Balance, end of year.....................           --           --             (8.8)
                                                          ----------    -----------   ----------
         Cumulative effect of accounting change
            for derivatives:
           Balance, beginning of year...............           --           --               --
           Change during period.....................           --           --              1.1
                                                          ----------    -----------   ----------
           Balance, end of year.....................           --           --              1.1
                                                          ----------    -----------   ----------
         Accumulated other comprehensive income:
           Balance, beginning of year...............          94.3         24.5            20.2
           Change during period.....................         (69.8)        (4.3)           60.9
                                                          ----------    -----------   ----------
           Balance, end of year.....................      $   24.5       $ 20.2        $   81.1
                                                          ==========    ===========   ==========

13.      Segment Information

Phoenix  offers a wide range of financial  products and services.  These  businesses  are managed  within four  reportable segments:  (i) Life and Annuity,  (ii) Investment  Management,  (iii) Venture Capital, and (iv) Corporate and Other. These
reportable  segments are managed in this fashion because they either provide different  products or services,  are subject to different regulation, require different strategies or have different distribution systems.

The Life and Annuity segment includes the individual life insurance and annuity  products  including  participating  whole life, universal life, variable life, term life and annuities.

The Investment  Management  segment  includes  private client and  institutional  investment  management and  distribution including, managed accounts, open-end mutual funds and closed-end funds.

The Venture  Capital  segment  includes  Phoenix's  equity share in the operating  income and the realized and  unrealized investment gains of Phoenix's venture capital partnership investments.

Corporate and Other includes several smaller  subsidiaries  and investment  activities which do not meet the thresholds of reportable segments as defined in SFAS No. 131, Disclosure about Segments of an Enterprise and Related  Information.  They
include  international  operations  and the  run-off  of  Phoenix's  group  pension  and  guaranteed  investment  contract businesses.

The  majority of Phoenix's  revenue is derived in the United  States of America.  Revenue  derived from outside the United
States of America is not  material  and  revenue  derived  from any single  customer  does not exceed ten percent of total consolidated revenues.

The  accounting  policies of the segments are the same as those  described in note  3--"Summary of  Significant  Accounting
Policies." Phoenix evaluates segment performance on the basis of segment after-tax  operating income.  Realized investment gains and some  non-recurring  items are excluded because  management does not consider them when evaluating the financial performance  of the  segments.  The size and  timing  of  realized  investment  gains are often  subject  to  management's discretion.  The  non-recurring  items are removed from segment  after-tax  operating income if, in management's  opinion, they are not  indicative  of  overall  operating  trends.  While  some of these  items may be  significant  components  of
Phoenix's  GAAP net income,  Phoenix  believes that segment  after-tax  operating  income is an  appropriate  measure that represents  the net income  attributable  to the ongoing  operations of the  business.  The criteria used by management to identify  non-recurring  items and to determine whether to exclude a non-recurring  item from segment after-tax  operating

                Notes to Consolidated Financial Statements (continued)

income include whether the item is infrequent and:
         o is material to the segment's after-tax operating income,
         o results from a business restructuring,
         o results from a change in the regulatory environment or
         o relates to other unusual circumstances (e.g., litigation).

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

Capital is allocated to  Investment  Management  on an historical  cost basis and to insurance  products  based on 200% of company  action  level  risk-based  capital.  Net  investment  income is allocated  based on the assets  allocated to each segment.  Other costs and operating  expenses are allocated to each segment based on a review of the nature of such costs, cost allocations using time studies and other allocation methodologies.

The following  tables provide certain  information  with respect to Phoenix's  operating  segments as of and for the years ended December 31, 1999, 2000 and 2001, as well as the realized  investment gains and non-recurring  items not included in segment after-tax operating income.
                                                                 As of December 31,
                                                          ----------------------------------
                                                              2000                2001
                                                          --------------      --------------
                                                                   (in millions)
         Total assets:
         Life and Annuity..........................         $ 17,862.4            $18,925.0
         Investment Management.....................              800.2              1,165.0
         Venture Capital...........................              467.3                291.7
         Corporate and Other.......................            1,157.8              2,122.9
         Discontinued operations...................               25.5                 20.8
                                                           -------------      --------------
              Total................................         $ 20,313.2            $22,525.4
                                                           =============      ==============
         Deferred policy acquisition costs:
         Life and Annuity..........................         $  1,019.0             $1,123.7
                                                           =============      ==============
         Policy liabilities and accruals:
         Life and Annuity..........................         $ 11,220.0            $11,853.1
         Corporate and Other.......................              152.6                140.3
                                                           -------------      --------------
              Total................................         $ 11,372.6            $11,993.4
                                                           =============      ==============
         Policyholder deposit funds:
         Life and Annuity..........................         $    665.6             $1,351.8
         Corporate and Other.......................               12.8                 16.4
                                                           -------------      --------------
              Total................................         $    678.4             $1,368.2
                                                           =============      ==============

                                                                For the Year Ended December 31,
                                                         -----------------------------------------------
                                                             1999             2000             2001
                                                         --------------   -------------    -------------
                                                                         (in millions)
         Premiums:
         Life and Annuity..........................          $ 1,175.7       $ 1,147.4         $1,112.7
                                                         --------------   -------------    -------------
              Total................................            1,175.7         1,147.4          1,112.7
                                                         --------------   -------------    -------------
         Insurance and investment product fees:
         Life and Annuity..........................              277.7           302.7            303.8
         Investment Management.....................              284.3           324.4            258.1
         Corporate and Other.......................               42.2            28.1             12.6
         Non-recurring items.......................               (5.9)            4.6              3.8
         Less: inter-segment revenues..............              (23.7)         (28.8)            (31.9)
                                                         --------------   -------------    -------------
              Total................................              574.6           631.0            546.4
                                                         --------------   -------------    -------------
         Net investment income:
         Life and Annuity..........................              768.3           791.4            890.9
         Investment Management.....................                3.1             2.6              1.6
         Venture Capital...........................              139.9           277.3            (84.5)
         Corporate and Other.......................               31.3            47.5             18.3
         Add: inter-segment investment expenses....               10.5            10.8              8.8
                                                         --------------   -------------    -------------
              Total................................      $       953.1        $1,129.6          $ 835.1
                                                         --------------   -------------    -------------

                Notes to Consolidated Financial Statements (continued)

                                                                For the Year Ended December 31,
                                                         -----------------------------------------------
                                                             1999             2000             2001
                                                         --------------   -------------    -------------
                                                                         (in millions)
         Policy benefits and increase in policy
           liabilities and policyholder dividends:
         Life and Annuity.........................            $1,723.6        $1,775.8         $1,797.2
         Corporate and Other......................                10.0            12.0              9.6
                                                         --------------   -------------    -------------
              Total...............................             1,733.6         1,787.8          1,806.8
                                                         --------------   -------------    -------------
         Amortization of deferred policy
           acquisition costs:
         Life and Annuity.........................               147.9           137.8            133.0
         Non-recurring items......................                  --           218.2               --
                                                         --------------   -------------    -------------
              Total...............................               147.9           356.0            133.0
                                                         --------------   -------------    -------------
         Amortization of goodwill and other
           intangible assets:
         Life and Annuity.........................                 6.7              .9               .4
         Investment Management....................                30.3            31.8             49.0
         Corporate and Other......................                 3.1             4.2               --
                                                         --------------   -------------    -------------
              Total...............................                40.1            36.9             49.4
                                                         --------------   -------------    -------------
         Interest expense:
         Life and Annuity.........................                  --              .9               .9
         Investment Management....................                16.8            17.9             14.9
         Corporate and Other......................                17.2            14.7             12.4
         Less: inter-segment expenses.............                  --             (.8)             (.9)
                                                         --------------   -------------    -------------
              Total...............................                34.0            32.7             27.3
                                                         --------------   -------------    -------------
         Demutualization expenses:
         Non-recurring items......................                  --            21.8             25.9
                                                         --------------   -------------    -------------
              Total...............................                  --            21.8             25.9
                                                         --------------   -------------    -------------
         Other operating expenses:
         Life and Annuity.........................               271.3           295.9            292.1
         Investment Management....................               187.0           222.9            212.5
         Corporate and Other......................                84.7            98.2             40.3
         Non-recurring items......................                28.1             4.7            105.4
         Less: inter-segment expenses.............               (13.2)          (17.2)           (22.2)
                                                         --------------   -------------    -------------
              Total...............................               557.9           604.5            628.1
                                                         --------------   -------------    -------------
         Operating income before income taxes,
           minority interest and equity in earnings
           of and interest earned from investments
           in unconsolidated affiliates:
         Life and Annuity.........................                72.2            30.2             83.8
         Investment Management....................                53.3            54.4            (16.7)
         Venture Capital..........................               139.9           277.3            (84.5)
         Corporate and Other......................               (41.5)          (53.5)           (31.4)
         Non-recurring items......................               (34.0)         (240.1)          (127.5)
                                                         --------------   -------------    -------------
              Total...............................               189.9            68.3           (176.3)
                                                         --------------   -------------    -------------
         Income tax expense (benefit):
         Life and Annuity.........................                25.5            10.6             29.4
         Investment Management....................                23.0            25.7             (2.6)
         Venture Capital..........................                49.0            97.1            (29.6)
         Corporate and Other......................               (24.4)          (34.7)           (19.9)
         Non-recurring items......................                 (.7)          (73.7)           (61.6)
                                                         --------------   -------------    -------------
              Total...............................                72.4            25.0            (84.3)
                                                         --------------   -------------    -------------
         Minority interest in net income of
           consolidated subsidiaries:
         Life and Annuity.........................                  --              --              (.3)
         Investment Management....................               (10.1)          (11.0)            (6.9)
                                                         --------------   -------------    -------------
              Total...............................             $ (10.1)        $ (11.0)          $ (7.2)
                                                         --------------   -------------    -------------

                Notes to Consolidated Financial Statements (continued)

                                                                For the Year Ended December 31,
                                                         -----------------------------------------------
                                                             1999             2000             2001
                                                         --------------   -------------    -------------
                                                                         (in millions)
         Equity in earnings of and interest earned
           from investments in unconsolidated
           affiliates:
         Investment Management......................             $ 3.7           $ 6.3            $ 5.5
         Corporate and Other........................               1.8             1.3              2.6
                                                         --------------   -------------    -------------
              Total.................................               5.5             7.6              8.1
                                                         --------------   -------------    -------------
         Segment operating income after taxes:
         Life and Annuity...........................              46.7            19.6             54.1
         Investment Management......................              23.9            23.9            (15.5)
         Venture Capital............................              90.9           180.2            (54.9)
         Corporate and Other........................             (15.3)          (17.5)            (8.9)
                                                         --------------   -------------    -------------
              Sub-total.............................             146.2           206.2            (25.2)
         Non-recurring items........................             (33.3)         (166.4)           (65.9)
                                                         --------------   -------------    -------------
              Total.................................             112.9            39.8            (91.1)
                                                         --------------   -------------    -------------
         Net realized investment gains (losses)
           after income taxes:
         Life and Annuity...........................              10.3           (15.8)           (19.8)
         Investment Management......................                --             5.2               .5
         Corporate and Other........................              38.9            65.6            (26.9)
                                                         --------------   -------------    -------------
              Total.................................              49.2            55.0            (46.2)
                                                         --------------   -------------    -------------
         Income (loss) from continuing operations:
         Life and Annuity...........................              57.0             3.8             34.3
         Investment Management......................              23.9            29.1            (15.0)
         Venture Capital............................              90.9           180.2            (54.9)
         Corporate and Other........................              23.6            48.1            (35.8)
         Non-recurring items........................             (33.3)         (166.4)           (65.9)
                                                         --------------   -------------    -------------
              Total.................................     $  162.1               $ 94.8          $(137.3)
                                                         ==============   =============    =============

The components of after-tax non-recurring items for the years ended December 31, were as follows:

                                                           1999            2000          2001
                                                        ------------    -----------   ------------
                                                                      (in millions)
         Non-recurring items:
         --------------------
         Life and Annuity
              DAC adjustment (1)...................      $   --           $ (141.8)    $     --
                                                        ------------    -----------   ------------
              Sub-total............................          --             (141.8)          --
                                                        ------------    -----------   ------------
         Investment Management:
              Portfolio (loss) gain (2)............         (3.8)              3.1           --
              Partnership gains (3)................          --                 --          2.4
              Loss on sublease transaction (4).....          --                (.7)          --
              Restructuring charges (5)............          (.7)               --           --
              Expense of purchase of PXP minority
                interest (6).......................          --                (.7)       (52.8)
              Litigation settlement (7)............          --               (1.8)          --
                                                        ------------    -----------   ------------
              Sub-total............................         (4.5)              (.1)       (50.4)
                                                        ------------    -----------   ------------
         Corporate and Other:
              Early retirement pension adjustment (8)      (17.6)               --        (15.5)
              Demutualization expense (9)..........           --             (14.1)       (23.9)
              Pension adjustment (10)..............           --                --          2.9
              Surplus tax (11).....................        (11.2)            (10.4)        21.0
                                                        ------------    -----------   ------------
              Sub-total............................        (28.8)            (24.5)       (15.5)
                                                        ------------    -----------   ------------
         Total.....................................      $ (33.3)        $  (166.4)     $ (65.9)
                                                        ============    ===========   ============

        Non-recurring items include:
        (1)       an increase to deferred  policy  acquisition  costs  amortization  resulting  from a change in estimated future  investment  earnings due to a reallocation in December 2000 of assets  supporting  participating life policies;
        (2)       a charge incurred in 1999, and subsequent  insurance  recovery in the second quarter of 2000, related to the reimbursement of two mutual fund investment portfolios which had inadvertently sustained losses;

                Notes to Consolidated Financial Statements (continued)

        (3)       gains related to distributions from PXP partnership investments;
        (4)       one-time expenses related to sublease transactions on certain office space;
        (5)       various restructuring charges, including: expenses resulting from a senior executive exercising certain rights under an employment agreement, charges related to the out-sourcing of fund accounting operations, and severance costs related to staff reductions resulting primarily from the closing of
                  PXP's equity management department in Hartford and PXP's reductions in the institutional line of business;
        (6)       expenses related to the purchase of the PXP minority interest, including: PXP's accrual of non-recurring compensation expenses of $57.0 million to cash out restricted stock, $5.5 million of related compensation costs, non-recurring retention costs of $19.7 million and non-recurring transaction costs of $3.9 million. Income taxes of $33.3 million were calculated using an effective tax rate of 38.8%;
        (7)       a charge  related to a  litigation  settlement  with  former  clients  of PXP and its  former  financial consulting subsidiary;
        (8)       charges incurred in connection with an early retirement program;
        (9)       expenses related to the demutualization;
        (10)      reduction  in pension  plan cost due to a change in the  corridor  used to amortize  deferred  gains and losses;
        (11)      and  elimination  of surplus  tax  liability.  As a mutual  life  insurance  company,  Phoenix  Life was subject,  in the periods indicated,  to a surplus tax limiting the ability of mutual insurance companies to deduct the full amount of policyholder  dividends from taxable  income.  Phoenix Life was not subject to such surplus tax in 2001 and future years as a result of the demutualization in June 2001.

Included in policy  benefits and dividend  amounts for the Life and Annuity  segment is interest  credited on policyholder account  balances of $105.6  million,  $109.5 million and $133.2  million for the years ended December 31, 1999,  2000 and
2001, respectively.

14.      Discontinued Operations

During  1999,  Phoenix  discontinued  the  operations  of three of its  business  segments  which in prior  years had been reflected as reportable  business  segments:  the reinsurance  operations,  the real estate management  operations and the group life and health  operations.  The  discontinuation  of these  business  segments  resulted  from the sale of several operations,  a signed  agreement  to sell one of the  operations  and the  implementation  of plans to  withdraw  from the remaining businesses.  The operating results of discontinued  operations and the gain or loss on disposal are shown in the summary section below.

Reinsurance Operations

In 1999,  Phoenix exited its reinsurance  operations  through a combination of sale,  reinsurance and placement of certain components into run-off.  The reinsurance  segment consisted  primarily of individual life reinsurance  operations as well as group accident and health  reinsurance  business.  Accordingly,  Phoenix  estimated sales proceeds,  net premiums,  net claims  payments and expenses of  winding-down  the business.  As a result,  in 1999 Phoenix  recognized a $173.1  million pre-tax  loss on the  disposal of  reinsurance  operations.  The  significant  components  of the loss on the  disposal of reinsurance operations were as follows:

On August 1, 1999, Phoenix sold its individual life reinsurance  operations and certain group health reinsurance  business to Employers  Reassurance  Corporation  for $130 million.  The  transaction was structured as a reinsurance and asset sale transaction  (assumption  reinsurance),  resulting in a pre-tax gain of $113 million.  The pre-tax income from  operations for the seven  months  prior to disposal was $19 million.  During the third  quarter of 2000,  Phoenix  recorded a pre-tax charge of $6 million to reflect an adjustment to estimated  individual  life  reinsurance  reserves in accordance with the sales agreement.

During 1999,  Phoenix placed the retained group accident and health reinsurance  business into run-off.  Phoenix adopted a formal plan to stop writing new contracts  covering these risks and end the existing  contracts as soon as those contracts would permit. However, Phoenix remained liable for claims under those contracts.

In 1999,  Phoenix  reviewed  the run-off  block and  estimated  the amount and timing of future net  premiums,  claims and expenses.  Consequently,  Phoenix increased reserve estimates on the run-off block by $180 million (pre-tax). In addition, as part of the exit strategy,  Phoenix  purchased  aggregate  excess of loss  reinsurance to further  protect Phoenix from unfavorable  results from this  discontinued  business.  This  reinsurance  is subject to an  aggregate  retention of $100 million on the discontinued  business.  Phoenix may commute the agreement at any time after September 30, 2004, subject to automatic  commutation  effective  September  30,  2019.  Phoenix  incurred  an  initial  expense  of $130  million on the acquisition of this reinsurance.

                Notes to Consolidated Financial Statements (continued)

During  2000,  Phoenix  updated its  estimates  of future  losses  related to the group  accident  and health  reinsurance business  as well as  future  expenses  associated  with  managing  the  run-off.  Based  on the most  recent  information available,  Phoenix  increased reserve estimates on the run-off block by $97 million  (pre-tax).  Phoenix  determined that the increase to reserves was needed based on revised actuarial  assumptions to reflect current and expected  deteriorating trends in claim experience and higher than anticipated expenses.

During  2001,  Phoenix  reviewed its  estimates  of future  losses  related to the group  accident and health  reinsurance business  as well as  future  expenses  associated  with  managing  the  run-off.  Based  on the most  recent  information available, Phoenix did not recognize any additional reserve provisions.

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

Phoenix is involved in disputes  relating to the activities of Unicover.  Under  Unicover's  underwriting  authority,  the
Unicover  pool and Unicover  facilities  wrote a dollar  amount of  reinsurance  coverage that was many times greater than originally  estimated.  As a member of the Unicover  pool,  Phoenix is involved in several  proceedings  in which the pool members assert that they can deny coverage to certain insurers which claim that they purchased  reinsurance  coverage from the pool.

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

In its capacity as a retrocessionaire  of the Unicover  business,  Phoenix had an extensive program of its own reinsurance in place to protect it from  financial  exposure to the risks it had assumed.  Currently,  Phoenix is involved in separate arbitration  proceedings with three of its own retrocessionaires  which are seeking on various grounds to avoid paying any amounts to Phoenix.  Most of these proceedings remain in their preliminary phases.  Because the same retrocession  program that covers  Phoenix's  Unicover  business  covers a significant  portion of its other remaining group accident and health reinsurance  business,  Phoenix  could  have  additional  material  losses  if  one  or  more  of  its  retrocesssionaires successfully avoids its obligations.

During 2000,  Phoenix  reached  settlements  with  several of the  companies  involved in  Unicover.  On January 13, 2000,
Phoenix and the other member  companies of the Unicover  pool settled with EBI  Indemnity  Company and  affiliates  of the
Orion Group ("EBI/Orion"),  by which all pool members were released from their obligations as reinsurers of EBI/Orion.  On
January 21, 2000,  Phoenix settled with Reliance  Insurance  Company  ("Reliance") and its parent Reliance Group Holdings,
Inc. and was released from its obligations as a reinsurer of the so-called Reliance  facility.  On March 27, 2000, Phoenix settled with  Reliance,  Lincoln  National  Life  Insurance  Company and Lincoln  National  Health and  Casualty  Company,
releasing  Phoenix from its  obligations  as a reinsurer  of the  so-called  Lincoln  facility.  On May 28, 2000,  Phoenix reached an agreement with one of its  retrocessionaires,  and recovered a substantial  portion of its  settlement  cost on the Reliance settlement.  Financial terms of these settlements were consistent with the provisions  established by Phoenix in 1999. There was no effect on net income resulting from these settlements for the year ended December 31, 2000.

A second set of disputes involves personal  accident business that was reinsured in the London  reinsurance  market in the mid-1990s in which Phoenix  participated.  The disputes involve  multiple layers of reinsurance,  and allegations that the reinsurance  program  created  by  the  brokers  involved  in  placing  those  layers  was  interrelated  and  devised  to

                Notes to Consolidated Financial Statements (continued)

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

Given the uncertainty  associated with litigation and other dispute  resolution  proceedings,  and the expected  long-term development of net claims payments,  the estimated amount of the loss on disposal of reinsurance  discontinued  operations may differ from actual results.  However, it is management's opinion,  after consideration of the provisions made in these financial  statements,  as  described  above,  that  future  developments  will not have a  material  effect on  Phoenix's consolidated financial position.

The other component of the loss on the disposal of reinsurance discontinued operations in 1999 was as follows:

On June 30, 1999, PM Holdings  sold  Financial  Administrative  Services,  Inc.  ("FAS"),  its third party  administration subsidiary  affiliated with individual  life  reinsurance,  to CYBERTEK,  a wholly-owned  subsidiary of Policy  Management
Systems  Corporation.  Proceeds  from the sale were $8.0  million  for the common  stock plus $1.0  million for a covenant not-to-compete, resulting in a pre-tax gain of $3.8 million.

In addition to the $9.0  million sale price,  Phoenix  will receive  additional  proceeds  contingent  on certain  revenue targets.  Phoenix  recorded a note  receivable  for $4.0 million which,  under the terms of the  agreement,  CYBERTEK will repay in six annual  installments  commencing  March 31, 2001 through  March 31, 2006.  The  contingent  proceeds  will be determined  annually  but in total,  will  range from a minimum of $4.0  million  to a maximum of $16.0  million.  Phoenix received $1.9 million from Computer Sciences Corporation, the successor to CYBERTEK, in 2001.

Real Estate Management Operations

On March 31, 1999, Phoenix sold its real estate management  subsidiary,  Phoenix Realty Advisors,  to Henderson  Investors
International Holdings, B.V. for $7.9 million in cash. The pre-tax gain realized on this transaction was $7.1 million.

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
The common stock represents a 3.1% interest in GE Life and Annuity Assurance  Company.  Phoenix retains ownership of 3% of the common stock of Phoenix  American Life  Insurance  Company.  Phoenix Life has a right to put these shares back to GEFA beginning in 2005 and ending in 2007.  These  investments are reported as equity  securities on the  Consolidated  Balance
Sheets.  The pre-tax gain on the sale was $72.1 million and is reported in discontinued  operations gain on disposal,  net of income taxes.

The sale to GEFA of 100% of the common stock of Phoenix Dental Services,  Inc. and California  Benefits Dental Plan closed on October 31, 2000.  The sales  proceeds for these  entities were $2.0 million,  which resulted in a pre-tax loss of $0.4 million.

Summary

The assets and  liabilities  of the  discontinued  operations  have been  excluded  from the  assets  and  liabilities  of continuing  operations  and separately  identified on the  Consolidated  Balance  Sheets.  Net assets of the  discontinued
operations totaled $25.5 million and $20.8 million as of December 31, 2000 and 2001, respectively.

                Notes to Consolidated Financial Statements (continued)

The operating  results of  discontinued  operations  and the gain or loss on disposal are presented  below.  There were no operating results for the year ended December 31, 2001 because the operations were discontinued prior to January 1, 2001.

                                                                           Year Ended December 31,
                                                                         ----------------------------
                                                                            1999            2000
                                                                         ------------    ------------
         Income from discontinued operations                                    (in millions)
         Revenues:
           Reinsurance Operations..................................        $   --          $   --
           Group Life and Health Operations........................          453.8           117.6
           Real Estate Management Operations.......................            1.2              .4
                                                                         ------------    ------------
         Total revenues............................................        $ 455.0         $ 118.0
                                                                         ============    ============
         Income from discontinued operations:
           Reinsurance Operations..................................        $   --          $   --
           Group Life and Health Operations........................           56.8            14.8
           Real Estate Management Operations.......................           (1.6)            (.3)
                                                                         ------------    ------------
         Income from discontinued operations before income taxes              55.2            14.5
         Income taxes..............................................           19.1             5.1
                                                                         ------------    ------------
         Income from discontinued operations, net of income taxes          $  36.1         $   9.4
                                                                         ============    ============

         Loss on disposal of discontinued operations
         (Loss) gain on disposal:
           Reinsurance Operations..................................       $ (173.1)         $(103.0)
           Real Estate Management Operations.......................            5.9              (.6)
           Group Life and Health Operations........................            --              71.7
                                                                         ------------    ------------
         Loss on disposal of discontinued operations before income
           taxes...................................................         (167.2)           (31.9)
         Income taxes..............................................          (58.2)           (11.0)
                                                                         ------------    ------------
         Loss on disposal of discontinued operations, net of income
            taxes..................................................      $  (109.0)      $    (20.9)
                                                                         ============    ============

15.      Closed Block

On the date of  demutualization,  Phoenix Life established a closed block for the benefit of holders of certain individual participating  life  insurance  policies and annuities of Phoenix Life for which Phoenix Life had a dividend scale payable in 2000.  Assets have been  allocated  to the closed  block in an amount that has been  determined  to produce  cash flows which,  together with anticipated  revenues from the policies included in the closed block, are reasonably  expected to be sufficient to support obligations and liabilities  relating to these policies,  including,  but not limited to, provisions for the payment of claims and certain  expenses and taxes,  and to provide for the  continuation of policyholder  dividend scales in effect for 2000, if the experience  underlying such dividend scales continues,  and for appropriate  adjustments in such scales if such experience  changes.  The closed block assets,  the cash flows generated by the closed block assets and the  anticipated  revenues  from the policies in the closed block will benefit only the holders of the policies in the closed  block.  To the extent  that,  over time,  cash flows from the assets  allocated to the closed block and claims and other  experience  related to the closed block are, in the  aggregate,  more or less  favorable than what was assumed when the closed block was  established,  total dividends paid to closed block  policyholders  in the future may be greater than or less than the total dividends that would have been paid to these  policyholders if the policyholder  dividend scales in effect for 2000 had been continued.  Any cash flows in excess of amounts assumed will be available for  distribution  over time to closed block  policyholders and will not be available to stockholders.  If the closed block has insufficient funds to make  guaranteed  policy  benefit  payments,  such payments will be made from assets  outside of the closed block.  The closed block will continue in effect as long as any policy in the closed block remains in force.

Other than the provisions of SOP 00-3,  Phoenix Life uses the same accounting  principles to account for the participating policies  included in the closed block as it used prior to the date of  demutualization.  In particular,  deferred  policy acquisition  costs are  amortized in proportion  to estimated  gross  margins and the  liability  for future  benefits and services is calculated using the net level premium method.

SOP  00-3  requires  the  establishment  of a  policyholder  dividend  obligation  for  earnings  that  inure  to  benefit policyholders.  The  excess  of  closed  block  liabilities  over  closed  block  assets  at  the  effective  date  of the demutualization  (adjusted  to  eliminate  the  impact of related  amounts  in  accumulated  other  comprehensive  income)
represents the estimated  maximum future earnings from the closed block expected to result from  operations  attributed to

                Notes to Consolidated Financial Statements (continued)

the closed block after income  taxes.  Earnings of the closed block are  recognized in income over the period the policies and contracts in the closed block remain inforce.  Management  believes that over time the actual  cumulative  earnings of the closed  block will  approximately  equal the  expected  cumulative  earnings of the closed  block due to the effect of dividend  changes.  If, over the period the closed  block  remains in  existence,  the actual  cumulative  earnings of the closed block are greater than the expected  cumulative  earnings of the closed block,  Phoenix Life will pay the excess of the actual cumulative  earnings of the closed block over the expected  cumulative  earnings to closed block  policyholders as  additional  policyholder  dividends  unless  offset  by  future  unfavorable  experience  of  the  closed  block  and, accordingly,  will recognize only the expected  cumulative  earnings in income with the excess  recorded as a policyholder dividend  obligation.  If over such period, the actual cumulative  earnings of the closed block are less than the expected cumulative  earnings of the closed  block,  Phoenix  Life will  recognize  only the actual  earnings  in income.  However,
Phoenix  Life may change  policyholder  dividend  scales in the future which would be intended to increase  future  actual earnings until the actual cumulative earnings equal the expected cumulative earnings.

In addition to the closed block assets,  we hold assets  outside the closed block in support of closed block  liabilities.
Investment  earnings on these assets less allocated  expenses and the amortization of deferred  acquisition  costs provide an  additional  source of earnings to our  shareholders.  In addition,  the  amortization  of deferred  acquisition  costs requires the use of various  assumptions.  To the extent that actual  experience is more or less  favorable  than assumed, shareholder earnings will be impacted.

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

As  specified in the plan of  reorganization,  the  allocation  of assets for the closed block was made as of December 31,
1999.  Consequently,  cumulative  earnings on the closed block assets and  liabilities  for the period  January 1, 2000 to
December 31, 2001 in excess of expected  cumulative  earnings do not inure to stockholders and have been used to establish a  policyholder  dividend  obligation  as of December 31, 2001.  The initial  policyholder  dividend  obligation of $115.5 million  consists of $45.2  million of earnings for the period  January 1, 2000 to June 30, 2001 and  unrealized  gains on assets in the closed block as of June 30, 2001 of $70.3 million.  The increase in the policyholder  dividend obligation of
$51.7  million  pre-tax,  consists of $13.2  million of pre-tax  earnings for the period July 1, 2001 to December 31, 2001 and the change in  unrealized  gains on assets in the closed  block for the period  July 1, 2001 to  December  31, 2001 of
$38.5 million,  pre-tax.  The following sets forth certain summarized  financial  information relating to the closed block as of the dates indicated:

                                                                                    June 30,         December 31,
                                                                                      2001               2001
                                                                                  -------------    -----------------
                                                                                            (in millions)
         Closed block liabilities:
         -------------------------
            Policy liabilities and accruals and policyholder deposit funds...        $ 8,937.8            $ 9,150.2
            Policyholder dividends payable...................................            364.2                357.3
            Policyholder dividend obligation.................................            115.5                167.2
            Other closed block liabilities...................................             56.1                 57.0
                                                                                  -------------    -----------------
                  Total closed block liabilities.............................          9,473.6              9,731.7
                                                                                  -------------    -----------------
         Closed block assets:
         --------------------
            Held-to-maturity debt securities at amortized cost...............          1,594.5                   --
            Available-for-sale debt securities at fair value.................          3,922.7              5,734.2
            Mortgage loans...................................................            390.6                386.5
            Policy loans.....................................................          1,412.5              1,407.1
            Deferred income taxes............................................            384.8                392.6
            Investment income due and accrued................................            125.1                125.3
            Net due and deferred premiums....................................             39.4                 41.1
            Cash and cash equivalents........................................            186.1                239.7
            Other closed block assets........................................              2.6                 14.8
                                                                                  -------------    -----------------
                  Total closed block assets..................................          8,058.3              8,341.3
                                                                                  -------------    -----------------
         Excess of reported closed block liabilities over closed block assets        $ 1,415.3            $ 1,390.4
                                                                                  =============    =================

                Notes to Consolidated Financial Statements (continued)

                                                                                    June 30,         December 31,
                                                                                      2001               2001
                                                                                  -------------    -----------------
                                                                                            (in millions)
         Maximum future earnings to be recognized from closed block assets
            and liabilities...............................................           $ 1,415.3            $ 1,390.4
                                                                                  =============    =================
         Change in policyholder dividend obligation:
         -------------------------------------------
            Balance at beginning of period................................             $   --               $ 115.5
            Change during the period......................................               115.5                 51.7
                                                                                  -------------    -----------------
            Balance at end of period......................................           $   115.5           $    167.2
                                                                                  =============    =================

The following sets forth certain summarized financial information relating to the closed block for the six months ended
December 31, 2001 (in millions):

         Closed block revenues:
         ----------------------
                Premiums..................................................................           $ 565.7
                Net investment income.....................................................             281.1
                Realized investment losses, net...........................................             (18.4)
                                                                                               --------------
                     Total revenues.......................................................             828.4
                                                                                               --------------
         Closed block benefits and expenses:
         -----------------------------------
                Benefits to policyholders and increase in liabilities.....................             580.0
                Other operating costs and expenses........................................               6.1
                Change in policyholder dividend obligation................................              13.2
                Dividends to policyholders................................................             190.8
                                                                                               --------------
                     Total benefits and expenses..........................................             790.1
                                                                                               --------------
                     Contribution from the closed block, before income taxes..............              38.3
                      Income tax expense..................................................              13.4
                                                                                               --------------
                     Contributions from closed block, after income taxes..................             $24.9
                                                                                               ==============

16. Property, Equipment and Leasehold Improvements

Property,  equipment and leasehold improvements,  consisting primarily of office buildings occupied by Phoenix, are stated
at depreciated  cost.  Real estate  occupied by Phoenix was $83.9 million and $79.1 million at December 31, 2000 and 2001, respectively.  Phoenix provides for depreciation  using  straight-line  and accelerated  methods over the estimated useful lives of the related assets which  generally range from five to forty years.  Accumulated  depreciation  and  amortization was $204.0 million and $210.6 million at December 31, 2000 and 2001, respectively.

Rental expenses for operating  leases,  principally  with respect to buildings,  amounted to $16.3 million,  $14.1 million and $13.4 million in 1999, 2000 and 2001,  respectively,  for continuing operations.  Future minimum rental payments under non-cancelable  operating  leases for  continuing  operations  were  approximately  $27.0 million as of December 31, 2001, payable as follows:  2002-- $10.4  million;  2003-- $7.1 million;  2004-- $4.7 million;  2005-- $3.0 million;  2006-- $1.2 million; and $0.6 million thereafter.

17. Direct Business Written and Reinsurance

Phoenix cedes reinsurance as a means of diversifying  underwriting  risk. To the extent that reinsuring  companies may not be able to meet  their  obligations  under  reinsurance  agreements  in effect,  Phoenix  remains  liable.  Failure of the reinsurers to honor their obligations could result in losses to the company;  consequently,  estimates are established for amounts  deemed or  estimated  to be  uncollectible.  To minimize  its  exposure to  significant  losses from  reinsurance insolvencies,  Phoenix  evaluates the financial  condition of its  reinsurers  and monitors  concentration  of credit risk arising from similar geographic regions,  activities,  or economic  characteristics of the reinsurers.  For direct issues, the  maximum of  individual  life  insurance  retained  by Phoenix on any one life is $8 million for single life and joint first-to-die  policies and $10 million for joint last-to-die  policies,  with excess amounts ceded to reinsurers.  Phoenix reinsures  80% of the mortality  risk on the in force block of the  Confederation  Life business  acquired on December 31,
1997.  In  addition,  Phoenix  entered  into two separate  reinsurance  agreements  on October 1, 1998 and July 1, 1999 to reinsure  80% of the  mortality  risk on a  substantial  portion  of its  otherwise  retained  individual  life  insurance business.  Also,  Phoenix  reinsures  80% to 90% of the  mortality  risk on certain  new issues of term,  universal  life, variable  universal  life and  whole  life  products.  Amounts  recoverable  from  reinsurers  are  estimated  in a manner consistent  with the claim  liability  associated  with the  reinsured  policy.  In  addition,  Phoenix  assumes and cedes business  related to the group  accident  and health  block in run-off.  While  Phoenix is not writing any new  contracts,
Phoenix is contractually obligated to assume and cede premiums related to existing contracts.

                Notes to Consolidated Financial Statements (continued)

Additional  information on direct business written and reinsurance  assumed and ceded for the years ended December 31, was as follows:

                                                                      1999             2000            2001
                                                                  -------------    -------------   -------------
                                                                                  (in millions)
         Direct premiums.....................................     $    1,677.5     $   1,399.2     $   1,292.5
         Reinsurance assumed.................................            416.2           202.4            72.9
         Reinsurance ceded...................................           (323.0)         (280.9)         (221.5)
                                                                  -------------    -------------   -------------
         Net premiums........................................          1,770.7         1,320.7         1,143.9
         Less net premiums of discontinued operations........           (595.0)         (173.3)          (31.2)
                                                                  -------------    -------------   -------------
         Net premiums of continuing operations...............     $    1,175.7     $   1,147.4     $   1,112.7
                                                                  =============    =============   =============
         Percentage of amount assumed to net premiums........              24%              15%              6%
                                                                  =============    =============   =============
         Direct policy and contract claims incurred..........     $      622.3     $     545.0     $      475.2
         Reinsurance assumed.................................            563.8           257.8            116.2
         Reinsurance ceded...................................           (285.4)         (216.2)          (226.1)
                                                                  -------------    -------------   -------------
         Net policy and contract claims incurred.............            900.7           586.6            365.3
         Less net incurred claims of discontinued operations            (661.7)         (234.6)           (13.9)
                                                                  -------------    -------------   -------------
         Net policy and contract claims incurred
           of continuing operations..........................     $      239.0     $     352.0     $      351.4
                                                                  =============    =============   =============

         Direct life insurance in force......................     $  131,052.1     $ 107,600.7     $  111,743.1
         Reinsurance assumed.................................        139,649.9         1,736.4            464.4
         Reinsurance ceded...................................       (207,192.0)      (72,042.4)       (75,787.5)
                                                                  -------------    -------------   -------------
         Net insurance in force..............................         63,510.0        37,294.7         36,420.0
         Less insurance in force of discontinued operations..         (1,619.5)             --             (1.0)
                                                                  -------------    -------------   -------------
         Net insurance in force of continuing operations.....     $   61,890.5     $  37,294.7     $   36,419.0
                                                                  =============    =============   =============
         Percentage of amount assumed to net
           insurance in force................................             220%               5%              1%
                                                                  =============    =============   =============

Irrevocable  letters of credit  aggregating  $17.5  million at December 31, 2001 have been  arranged with United States of
America commercial banks in favor of Phoenix to collateralize the ceded reserves.  Additional  collateral of $73.8 million was in the form of trust agreements for unauthorized reinsurers.

18.      Participating Life Insurance

Participating  life insurance in force was 60.0% and 50.4% of the face value of total  individual  life insurance in force at December 31, 2000 and 2001,  respectively.  The premiums on participating life insurance policies were 76.8%, 73.1% and
65.3% of total individual life insurance premiums in 1999, 2000, and 2001, respectively.

19.      Deferred Policy Acquisition Costs

The following reflects the amount of policy acquisition costs deferred and amortized for the years ended December 31:

                                                                           1999         2000          2001
                                                                        ----------   -----------   ----------
                                                                                   (in millions)
         Balance at beginning of year.............................      $ 1,058.2    $ 1,318.8      $1,019.0
         Acquisition cost deferred................................          148.2        172.8         206.1
         Amortized to expense during the year.....................         (147.9)      (356.0)       (133.0)
         Equity adjustment for policyholder dividend obligation                --            --          3.1
         Adjustment to net unrealized investment gains (losses)
         included in other comprehensive income...................          260.3       (116.6)         28.5
                                                                        ----------   -----------   ----------
         Balance at end of year...................................      $ 1,318.8    $ 1,019.0      $1,123.7
                                                                        ==========   ===========   ==========

                Notes to Consolidated Financial Statements (continued)

In conjunction  with the December 31, 1997  acquisition  of the  Confederation  Life  business,  PVFP of $141.2 million is reflected  as an element of  deferred  acquisition  costs.  The  estimated  amount to be  amortized  for the years  ending
December 31,  2002,  2003,  2004,  2005 and 2006 is $10.3  million,  $9.2  million,  $7.9  million,  $6.1 million and $4.8 million, respectively. The following is an analysis of PVFP for the years ended December 31:

                                                 1999          2000         2001
                                               ----------    ----------   ----------
                                                          (in millions)
         Balance at beginning of year.....     $  136.8      $  112.7      $ 96.9
         Amortization.....................        (24.1)        (15.8)      (16.3)
                                               ----------    ----------   ----------
         Balance at end of year...........     $  112.7      $   96.9      $ 80.6
                                               ==========    ==========   ==========

Interest  accrued on the  unamortized  PVFP balance for the years ended December 31, 1999, 2000 and 2001 was $8.9 million,
$7.3  million and $5.8  million,  respectively.  Interest is accrued at 7.25% on the whole life  business and 5.85% on the universal life business.

In the fourth quarter of 2000,  Phoenix's Board of Directors  approved  management's  recommendation  to reallocate assets supporting  Phoenix's  participating life policies.  This asset reallocation  resulted from (1) the execution of Phoenix's wealth  management  strategy and the resulting  significant  change in the  composition of new life  insurance  annualized premiums and (2) a review of assets  appropriate  for the closed block that would be  established  if Phoenix  reorganized from a mutual life insurance company to a stock life insurance  company in 2001. This reallocation  impacted the estimated future gross margins used to determine the amortization of DAC for participating policies.  Accordingly,  the revisions to estimated future gross margins resulted in a $218.2 million charge to earnings ($141.8 million, net of tax).

20.      Minority Interest

Phoenix's  interests in PFG Holdings,  Main Street Management and Seneca Capital Management LLC ("Seneca") are represented by ownership of approximately  67%, 91% and 68%,  respectively,  of the outstanding shares of common stock at December 31,
2001.  Earnings and equity  attributable to minority  stockholders  are included in minority  interest in the Consolidated
Financial Statements.

During 2000, PXP recorded $32.9 million in additional  paid-in  capital in connection  with the exercise of employee stock options and the  conversion  to common  shares by  convertible  debenture  holders.  The  increase  in  minority  interest associated with these transactions was $27.0 million.  In addition,  Phoenix reported a $5.9 million increase in equity as a majority interest in stock issuance  transactions in the Consolidated  Statements of Changes in Stockholders' Equity and
Comprehensive Income, representing its share of the difference between exercise price and net book value.

21.      PXP Stock Purchase and Award Plans

Restricted stock

Until December 31, 2000,  restricted  shares of PXP's common stock were issued to certain officers under the provisions of an approved  restricted  stock plan.  Restricted  stock was issued at the market value of a share of PXP's common stock on the date of the grant. If a participant's employment terminated due to retirement,  death or disability,  the restrictions expired and the shares became fully vested. If a participant  terminated  employment for any other reason,  the non-vested shares of restricted  stock were  forfeited.  The restricted  stock vested in even annual  installments  over a three-year period from the date of the grant.  Dividends  declared were paid in cash as the restrictions  lapsed.  Restricted  shares were first  granted  during  1998.  At December 31, 1999 and 2000,  291,237 and 605,040  shares of  restricted  stock were outstanding,  respectively.  The market  value of the  restricted  stock at the time of the grant was recorded as unearned compensation  in a separate  component of  stockholders'  equity and was amortized to expense over the restricted  period.
During 1999 and 2000, $1.7 million and $2.4 million,  respectively,  was charged to compensation  expense  relating to the plan.

In accordance with the merger agreement (see Purchase of Phoenix Investment  Partners,  Ltd. minority interest at note 4), all  restricted  stock shares and stock options  outstanding  as of December 31, 2000,  became fully vested on January 11,
2001 and were cashed out.

                Notes to Consolidated Financial Statements (continued)

Restricted stock grants

                                                                 Average
                                                Common           Market
                                                Shares           Value
                                             --------------   -------------
         Balance, December 31, 1998               243,130        $ 8.40
         Awarded....................              195,067          7.74
         Earned.....................             (105,623)         8.18
         Forfeited..................              (41,337)         8.08
                                             --------------   -------------
         Balance, December 31, 1999               291,237        $ 8.08
         Awarded....................              467,382          6.31
         Earned.....................             (127,612)         8.10
         Forfeited..................              (25,967)         8.02
                                             --------------   -------------
         Balance, December 31, 2000               605,040        $ 6.71
         Awarded....................                   --            --
         Earned.....................              (604,473)        6.71
         Forfeited..................                  (567)        7.63
                                             --------------   -------------
         Balance, December 31, 2001                    --        $   --
                                             ==============   =============

Stock option plans

PXP had reserved a total of 14.7 million  shares of company  common  stock to be granted  under three stock option  plans:
the 1989  Employee  Stock  Option  Plan  ("Employee  Option  Plan"),  the 1989  Employee  Performance  Stock  Option  Plan
("Performance Plan") and the 1992 Long-Term Stock Incentive Plan ("1992 Plan").

The  Compensation  Committee  of PXP's Board of Directors  administered  the 1992 Plan,  designated  which  employees  and outside  directors  participated  in it and  determined  the terms of the  options  to be  granted.  Under the 1992  Plan, participants  were  granted  non-qualified  options to purchase  shares of common stock of PXP at an option price equal to not less than 85% of the fair market value of the common  stock at the time the option was granted.  The options held by a participant  terminated no later than ten years from the date of grant.  Options  granted  under the 1992 Plan vested,  on average, in even annual installments over a three-year period from the date of grant.

                           Outstanding Options

                                                                Weighted
                                                                Average
                                                Common          Exercise
                                                Shares           Price
                                             --------------   -------------
         Balance, December 31, 1998          7,399,964          $ 7.66
            Granted.................         1,344,727            7.75
            Exercised...............          (453,263)           5.94
            Canceled................            (9,999)           7.71
            Forfeited...............          (353,554)           8.20
                                             --------------   -------------
         Balance, December 31, 1999          7,927,875          $ 7.75
            Granted.................           665,193            7.54
            Exercised...............          (893,758)           7.42
            Canceled................              (100)           7.75
            Forfeited...............          (691,633)           7.89
                                             --------------   -------------
         Balance, December 31, 2000          7,007,577          $ 7.75
            Granted.................                --              --
            Exercised...............                --              --
            Canceled................         7,007,444)           7.75
            Forfeited...............              (133)           7.75
                                             --------------   -------------
         Balance, December 31, 2001                 --           $  --
                                             ==============   =============

                Notes to Consolidated Financial Statements (continued)

                                    Exercisable Options

                                                                Weighted
                                                                Average
                                                Common          Exercise
                                                Shares           Price
                                             --------------   -------------
         Balance, December 31, 1998          3,529,833          $ 7.27
         Became exercisable.........         1,962,396            7.78
         Exercised..................          (453,263)           5.94
         Canceled...................            (9,999)           7.71
         Forfeited..................          (159,674)           8.14
                                             --------------   -------------
         Balance, December 31, 1999          4,869,293          $ 7.57
         Became exercisable.........         2,008,728            7.93
         Exercised..................          (893,758)           7.42
         Canceled...................              (100)           7.75
         Forfeited..................          (483,678)           7.97
                                             --------------   -------------
         Balance, December 31, 2000          5,500,485          $ 7.70
         Became exercisable.........         1,507,092            7.26
         Exercised..................                --              --
         Canceled...................        (7,007,444)           7.75
         Forfeited..................              (133)           7.75
                                             --------------   -------------
         Balance, December 31, 2001                  --         $   --
                                             ==============   =============

PXP  recognized  compensation  expense in January 2001 of $1.5 million as a result of the change in the  restricted  stock vesting  provisions.  In addition,  PXP recognized  compensation  expense of $57.0 million  related to the cash out of all outstanding options.

Pro forma information

PXP has adopted the  disclosures-only  provisions of SFAS No. 123,  Accounting for Stock-Based  Compensation ("SFAS 123").
Accordingly,  no compensation  cost has been recognized for the stock option plans,  and compensation for restricted stock grants  has been  recorded  in  accordance  with APB  Opinion  No.  25,  Accounting  for Stock  Issued to  Employees.  Had
compensation  cost for the PXP stock  option and  restricted  stock plans been  determined  based on the fair value at the grant date for awards in 1999 and 2000  consistent  with the  provisions  of SFAS 123,  Phoenix's  income from  continuing operations would have been reduced to the pro forma amounts indicated below.

                                                                              Year Ended December 31,
                                                                        -------------------------------------
                                                                           1999         2000          2001
                                                                        ---------    ----------   -----------
                                                                                   (in millions)
         Income (loss) from continuing operations, as reported           $ 162.1     $ 94.8       $ (137.3)
         Income (loss) from continuing operations, pro forma             $ 160.9     $ 94.0       $ (139.9)

The  weighted  average  fair  values at date of grant for  options  granted  during  1999 and 2000 were  $2.43 and  $2.50, respectively,  and were estimated  using the  Black-Scholes  option  valuation model with the following  weighted  average assumptions used for the grants in 1999 and 2000,  respectively:  dividend yield of 2.62% and 2.66%;  expected  volatility of 25.2% and 27.7%; risk-free interest rate of 5.6% and 6.7% and expected lives of six years.

The  options  used to estimate  the  weighted  average  fair  values of options  granted in 1999 and 2000 were  options to purchase  11,620 and 1,620 shares of common stock,  respectively,  under the Employee Option Plan; and options to purchase
7,916,255  and  7,005,957  shares of  common  stock,  respectively,  under  the 1992  Plan.  During  1999,  the  remaining outstanding  options under the Performance Plan were exercised.  During 2001, the remaining  outstanding options under the
Employee  Option  Plan and the 1992 Plan  became  exercisable  and were  cashed out by PXP in  accordance  with the merger agreement.

22.      Fair Value Disclosures of Financial Instruments

Other than debt  securities  being  held-to-maturity,  financial  instruments  that are  subject to fair value  disclosure requirements  (insurance  contracts  are excluded) are carried in the  Consolidated  Financial  Statements at amounts that approximate fair value. The fair values  presented for certain  financial  instruments are estimates which, in many cases,

                Notes to Consolidated Financial Statements (continued)

may differ  significantly  from the amounts  which could be realized  upon  immediate  liquidation.  In cases where market prices are not  available,  estimates  of fair value are based on  discounted  cash flow  analyses  that  utilize  current interest rates for similar financial instruments that have comparable terms and credit quality.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Short-term investments

The carrying amount of short-term investments approximates fair value.

Debt securities

Fair values are based on quoted market prices where  available or quoted  market  prices of comparable  instruments.  Fair values of private  placement  debt  securities  are estimated  using  discounted  cash flows that reflect  interest  rates currently being offered with similar terms to borrowers of similar credit quality.

Derivative instruments

Phoenix's  derivative  instruments  include interest rate swap, cap and floor  agreements,  swaptions and foreign currency swap  agreements.  Fair values for these  contracts  are based on current  settlement  values.  These  values are based on brokerage quotes that utilize pricing models or formulas based upon current assumptions for the respective agreements.

Equity securities

Fair values are based on quoted market prices where  available.  If a quoted  market price is not  available,  fair values are estimated using independent pricing sources or internally developed pricing models.

Mortgage loans

Fair values are  calculated as the present  value of scheduled  payments,  with the discount  based upon the Treasury rate comparable for the remaining loan duration,  plus a spread of between 130 and 800 basis points,  depending on the internal quality rating of the loan. For loans in foreclosure or default,  values were determined  assuming  principal recovery was the lower of the loan balance or the estimated value of the underlying property.

Policy loans

Fair values are  estimated as the present  value of loan  interest and policy loan  repayments  discounted at the ten year
Treasury rate.  Loan  repayments  were assumed only to occur as a result of  anticipated  policy lapses and it was assumed that annual policy loan interest  payments were made at the guaranteed  loan rate less 17.5 basis points.  Discounting was at the ten year Treasury rate,  except for policy loans with a variable  policy loan rate.  Variable  policy loans have an interest rate that is reset annually based upon market rates and therefore,  book value is a reasonable  approximation  of fair value.

Venture capital partnerships

Fair value of venture capital partnerships is based on the fair value of these partnerships' underlying investments.

At December 31, 2000,  the fair values of the  underlying  investments  were  calculated as the closing  market prices for investments  that were publicly traded.  For investments that were not publicly traded,  fair value was based on estimated fair value as determined by the general partner after giving  consideration to operating  results,  financial  conditions, recent sales prices of issuers' securities and other pertinent information.

At December 31, 2001, for underlying  investments  that were publicly  traded,  fair values were  calculated  using quoted market  prices,  applying  liquidity  discounts  to these  prices in instances  where such  discounts  were applied in the underlying  partnerships'  financial  statements.  For investments that were not publicly traded,  fair value was based on applying  a  public  industry  sector  index to roll  the  value  forward  each  quarter.  Fair  value  also  incorporated adjustments  to reflect  market  events  reported by the  partnerships  (e.g.,  new rounds of  financing,  initial  public offerings and writedowns by the general partners).

                Notes to Consolidated Financial Statements (continued)

Investment contracts

In determining the fair value of guaranteed  interest  contracts,  a discount rate equal to the appropriate  Treasury rate plus 150 basis points was assumed to determine  the present  value of projected  contractual  liability  payments  through final maturity.  The fair value of deferred  annuities and  supplementary  contracts  without life  contingencies  with an interest  guarantee of one year or less is valued at the amount of the policy  reserve.  In determining  the fair value of deferred  annuities and  supplementary  contracts without life  contingencies  with interest  guarantees  greater than one year, a discount  rate equal to the  appropriate  Treasury  rate plus 150 basis  points was used to determine  the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration  contracts,  dividend accumulations,  and other funds left on deposit not involving life  contingencies,  have interest  guarantees of less than one year for which interest credited is closely  tied to rates  earned on owned  assets.  For such  liabilities,  fair  value is assumed to be equal to the stated
liability balances.

Long-term debt

The fair value of surplus notes is determined  based on contractual  cash flows discounted at market rates. The fair value of public debt securities was calculated using the quoted market price.

Fair value summary

The estimated fair values of the financial instruments as of December 31 were as follows:

                                                      2000                           2001
                                           ----------------------------   ---------------------------
                                            Carrying          Fair         Carrying         Fair
                                              Value           Value          Value          Value
                                           ------------    ------------   ------------   ------------
                                                                 (in millions)
         Financial assets:
         Cash and cash equivalents  ...    $    720.0      $    720.0        $  815.5        $ 815.5
         Short-term investments..........         3.8             3.8             8.5            8.5
         Debt securities.................     8,058.6         8,077.9         9,599.2        9,599.2
         Equity securities..............        335.5           335.5           290.9          290.9
         Mortgage loans.................        593.4           573.8           535.8          554.1
         Derivative instruments.........           --             9.9            10.1           10.1
         Policy loans...................      2,105.2         2,182.7         2,172.2        2,252.9
         Venture capital partnerships           467.3           467.3           291.7          291.7
                                           ------------    ------------   ------------   ------------
         Total financial assets.........   $ 12,283.8      $ 12,370.9      $ 13,723.9      $13,822.9
                                           ============    ============   ============   ============
         Financial liabilities:
         Investment contracts...........   $    759.0      $    758.9       $ 1,413.0       $1,419.7
         Long-term debt.................        425.1           428.2           599.3          608.9
                                           ------------    ------------   ------------   ------------
         Total financial liabilities....   $  1,184.1      $  1,187.1       $ 2,012.3       $2,028.6
                                           ============    ============   ============   ============

23.      September 11, 2001

For the year ended  December 31, 2001,  Phoenix Life received life insurance  claims  relating to the  September 11,  2001 terrorist  attacks  totaling $11.7 million.  Claim costs were  $3.7 million,  net of  reinsurance,  of which  $2.1 million reduced net income and $1.6 million were funded by the closed block.

24.      Commitments and Contingencies

Litigation.  Certain group  accident and health  reinsurance  business has become the subject of disputes  concerning  the placement of the business with reinsurers and the recovery of the reinsurance. See note 14--"Discontinued Operations."

Under the terms of the Capital West Asset  Management,  LLC ("CapWest")  purchase  agreement,  PXP may be obligated to pay more for their initial  ownership  interest in 2005  depending  upon  CapWest's  future  revenue  growth  through 2004. In addition, under the terms of the purchase agreement, PXP will purchase an additional 10% ownership interest in CapWest.

                Notes to Consolidated Financial Statements (continued)

Under the terms of an agreement  executed in 2001 to purchase a majority  interest in KAR, PXP will purchase an additional
15% ownership  interest by 2007. PXP may be obligated to pay additional  sums in 2004 for their initial 60% interest based upon management fee revenue growth through 2003.

Under the terms of the Seneca purchase  agreement,  PXP may be obligated to pay more for their ownership  interest in 2002 and future years to the extent there is future growth in Seneca's revenues.

Phoenix makes  off-balance  sheet  commitments  related to venture capital  partnerships.  As of December 31, 2001,  total unfunded capital commitments were $166.8 million.

25.      Statutory Financial Information

Phoenix's insurance  subsidiaries are required to file annual statements with state regulatory  authorities prepared on an accounting basis prescribed or permitted by such  authorities.  Except for the accounting  policy involving federal income taxes  described  next,  there were no material  practices not prescribed by the Insurance  Department of the State of New
York  ("Insurance  Department"),  as of December 31, 2000 and 2001.  Phoenix's  statutory  federal income tax liability is principally  based on estimates of federal income tax due. A deferred  income tax liability has also been  established for estimated taxes on unrealized gains for common stock and venture capital equity  partnerships.  Current New York Insurance
Law does not allow the recording of deferred  income taxes.  Phoenix has received  approval from the Insurance  Department for this practice.

Statutory  surplus  differs from equity reported in accordance with GAAP for life insurance  companies  primarily  because policy  acquisition  costs are expensed when incurred,  investment  reserves are based on different  assumptions,  surplus notes are included in surplus  rather than debt,  post-retirement  benefit  costs are based on different  assumptions  and reflect a different  method of  adoption,  life  insurance  reserves  are based on  different  assumptions  and income tax expense reflects only taxes paid or currently payable.  Statutory net income and surplus are as follows:

                                                            1999          2000           2001
                                                         -----------    ----------    -----------
                                                                      (in millions)
         Statutory net income....................         $   131.3     $  266.1         $ (13.4)
         Statutory surplus, surplus notes and AVR           1,427.3       1,883.2        1,373.2

In 1998, the National  Association of Insurance  Commissioners  (NAIC) adopted the  Codification  of Statutory  Accounting
Principles  guidance,  which  replaces  the current  accounting  practices  and  procedures  manual as the NAIC's  primary guidance on statutory  accounting as of January 1, 2001.  The  codification  provides  guidance for areas where  statutory accounting  has been silent and changes  current  statutory  accounting  in some areas,  e.g.  deferred  income  taxes are recorded.

The  Insurance  Department  has adopted  the  codification  guidance,  effective  January 1, 2001.  The effect of adoption decreased the statutory  surplus of the insurance  subsidiaries by $66.4 million,  primarily as a result of  non-admitting certain assets and recording increased investment reserves.

26.      Pro forma Earnings Per Share

The  following  earnings  per  share  table  is  calculated  pro  forma  based on 104.6  million  weighted-average  shares outstanding for 1999, 2000 and 2001. The pro forma  weighted-average  shares outstanding  calculation  excludes the period of time before the IPO during which no common stock shares were issued.
                                                                                For the Year Ended December 31,
                                                                             ---------------------------------------
                                                                               1999          2000           2001
                                                                             ----------    ----------     ----------
         Basic earnings per common share:                                     (in millions, except per share data)
               Income (loss) from continuing operations..............           $ 1.55         $ .91         $(1.31)
               Loss on disposal......................................            (1.05)         (.20)            --
               Discontinued operations...............................              .35           .09             --
                                                                             ----------    ----------     ----------
               Income (loss) before cumulative effect of accounting
  changes...............................................              .85           .80          (1.31)
               Cumulative effect of accounting changes...............               --            --           (.63)
                                                                             ----------    ----------     ----------
                    Net income (loss)................................             $.85         $ .80         $(1.94)
                                                                             ==========    ==========     ==========
               Pro forma weighted-average shares used in basic
                    earnings per share calculation...................            104.6         104.6          104.6
                                                                             ==========    ==========     ==========

                Notes to Consolidated Financial Statements (continued)

27.      Subsequent Events

On January 7, 2002,  Phoenix's Board of Directors  authorized the repurchase of up to five million shares of the company's outstanding  common stock, in addition to the share  repurchase  program of up to six million shares  announced  September
17, 2001.  Under the  repurchase  program,  purchases  will be made from time to time on the open market or in  negotiated transactions,  subject to market  prices and other  conditions.  No time limit was placed on the  duration  of the program which may be modified,  extended or  terminated  at any time.  Management's  current  intention is to complete the program within twelve to eighteen months.

On January 9, 2002,  Phoenix Charter Oak Trust, a trust company  chartered in  Connecticut,  converted to a national trust bank and changed its name to Phoenix National Trust Company ("Phoenix  National"),  a wholly-owned  subsidiary of Phoenix.
Phoenix National will provide comprehensive trust, custody and other fiduciary services nationwide.

On November  12, 2001,  PXP signed a definitive  agreement  to acquire a majority  interest in KAR.  The  acquisition  was completed on January 29, 2002.  Under the agreement,  PXP purchased an initial 60% interest,  with future  purchases of an additional  15% by 2007.  The remaining  ownership  interests in KAR were retained by its  management.  In addition to the cash  payment  of  approximately  $100  million  made at  closing,  a  subsequent  payment  may be made in 2004 based upon management  fee revenue  growth of the  purchased  business  through  2003.  KAR,  based in Los Angeles,  California,  had approximately $7.5 billion in assets under management at the time of the closing.

Supplemental Unaudited Financial Information

The following is a summary of unaudited quarterly results of operations for 2000 and 2001:

                                                                              2000                                                    2001
                                                       ----------------------------------------------------    ---------------------------------------------------
                                                                   For the Three Months Ended                              For the Three Months Ended
                                                       ----------------------------------------------------    ---------------------------------------------------
Consolidated Results of Operations                     March 31        June 30      Sept. 30      Dec. 31      March 31        June 30      Sept. 30     Dec. 31
                                                       ----------     ----------    ----------    ---------    ----------     ----------    ---------    ---------
                                                              (in millions, except per share data)                    (in millions, except per share data)
Premiums and other considerations..................      $ 429.1        $ 443.1       $ 480.5      $ 425.7       $ 411.5        $ 406.9      $ 431.8      $ 408.8
Net investment income..............................        386.4          278.9         226.1        238.2         165.5          224.6        192.5        252.5
Net realized investment gains (losses).............         24.0           10.4          31.6         23.2         (15.6)          (4.9)       (16.7)       (35.2)
                                                       ----------     ----------    ---------     ---------    ----------     ---------     ---------    ---------
     Total revenues................................        839.5          732.4         738.2        687.1         561.4          626.6        607.6        626.1
Benefits and expenses..............................        619.2          612.7         692.8        915.0         743.9          616.8        672.6        637.2
                                                       ----------     ----------    ----------    ---------    ----------     ----------    ---------    ---------
Income (loss) from continuing operations before
   income taxes, minority interest and equity in
   earnings of and interest earned from
   investments in unconsolidated affiliates........        220.3          119.7          45.4       (227.9)       (182.5)           9.8        (65.0)       (11.1)
                                                       ----------     ----------    ----------    ---------    ----------     ----------    ---------    ---------
Income (loss) from continuing operations before
   minority interest and equity in earnings of
   and interest earned from investments
in unconsolidated affiliates        142.8           71.1          35.2       (147.8)       (113.5)           4.6        (21.8)        (7.5)
                                                       ----------     ----------    ----------    ---------    ----------     ----------    ---------    ---------
Income (loss) from continuing operations...........        138.7           67.9          34.0       (145.8)       (112.6)           4.0        (21.2)        (7.5)
Income (loss) from discontinued operations, net of
income taxes.............................          4.6           41.8         (60.0)         2.1            --             --           --           --
                                                       ----------     ----------    ----------    ---------    ----------     ----------    ---------    ---------
Income (loss) before cumulative effect of accounting
changes......................................        143.3          109.7         (26.0)      (143.7)       (112.6)           4.0        (21.2)        (7.5)
Cumulative effect of accounting changes............           --             --            --           --         (44.9)         (20.5)          --           --
                                                       ----------     ----------    ----------    ---------    ----------     ----------    ---------    ---------
Net income (loss)..................................      $ 143.3         $109.7        $(26.0)     $(143.7)      $(157.5)       $ (16.5)     $ (21.2)      $ (7.5)
                                                       ==========     ==========    ==========    =========    ==========     ==========    =========    =========

                                                                           (pro forma)                               (pro forma)
                                                       ----------------------------------------------------    -------------------------
Basic income (loss) before cumulative effect of
accounting changes per common share*...............       $ 1.37         $ 1.05        $ (.25)     $ (1.37)      $ (1.08)          $.04       $ (.20)      $ (.07)
Basic net income (loss) per common share.........       $ 1.37         $ 1.05        $ (.25)     $ (1.37)      $ (1.51)         $(.16)      $ (.20)      $ (.07)

Market price:
   High............................................           **             **            **           **            **        $ 18.80      $ 19.35      $ 18.50
   Low.............................................           **             **            **           **            **        $ 16.75      $ 12.50      $ 12.80
   Close...........................................           **             **            **           **            **        $ 18.60      $ 14.45      $ 18.50

*        The weighted-average number of shares outstanding used in the EPS calculations for the periods ended up to and including June 30, 2001 is pro forma  based on 104.6 million shares as described in note 26 in the Consolidated
         Financial Statements in this Form 10-K. Weighted-average shares outstanding for the quarters ended September
         30, 2001 and December 31, 2001 were 105.3 million and 103.3 million, respectively.
**       No market existed for Phoenix stock prior to the IPO.

                                           Report of Independent Accountants on
                                               Financial Statement Schedule

To the Board of Directors
of The Phoenix Companies, Inc.

Our audits of the consolidated  financial  statements referred to in our report dated February 5, 2002 appearing in Item 8 of this Form 10-K of The Phoenix  Companies,  Inc. also included an audit of the financial  statement  schedule  listed in
Item 14 of this Form 10-K. In our opinion,  this financial  statement  schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
February 5, 2002

                                               THE PHOENIX COMPANIES, INC.
                       Schedule II - Condensed Financial Information of The Phoenix Companies, Inc.
                                                      Balance Sheet

                                                                                                  As of December 31,
                                                                                                         2001
                                                                                                 ----------------------
                                               ASSETS                                                (in millions,
                                                                                                  except share data)

     Investments:
     ------------
     Investments in subsidiaries.......................................................                       $2,325.2
     Cash and cash equivalents.........................................................                          205.0
     Notes receivable..................................................................                          150.0
     Other assets......................................................................                           17.2
                                                                                                       ----------------
         Total assets..................................................................                       $2,697.4
                                                                                                       ================
                                LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
     ------------
     Long-term debt (note 9)...........................................................                        $ 299.2
     Other liabilities.................................................................                            2.5
                                                                                                       ----------------
         Total liabilities.............................................................                          301.7
                                                                                                       ----------------
     Commitments and contingencies (note 24)
     Stockholders' Equity:
     ---------------------
        Common stock ($.01 par value, 1.0 billion shares authorized; 101.9 million
           shares outstanding at December 31, 2001)....................................                            1.0
        Treasury stock, at cost (4.5 million shares at December 31, 2001)..............                          (66.0)
        Additional paid-in capital.....................................................                        2,410.4
        Accumulated deficit............................................................                          (30.8)
        Accumulated other comprehensive income.........................................                           81.1
                                                                                                       ----------------
            Total stockholders' equity.................................................                        2,395.7
                                                                                                       ----------------
            Total liabilities and stockholders' equity.................................                       $2,697.4
                                                                                                       ================

                                                   Statement of Income

                                                                                                         For the Year
                                                                                                            Ended
                                                                                                         December 31,
                                                                                                             2001
                                                                                                       -----------------
                                                                                                        (in millions,
                                                                                                       except earnings
                                                                                                          per share)
Revenues:
---------
       Intercompany income.............................................................                         $  1.8
                                                                                                       -----------------
            Total revenues.............................................................                            1.8
                                                                                                       -----------------
Benefits and expenses:
----------------------
       Other operating expenses........................................................                           44.9
                                                                                                       -----------------
            Total expenses.............................................................                           44.9
                                                                                                       -----------------
Loss from continuing operations before income taxes and equity in earnings of and interest
       earned from investments in unconsolidated subsidiaries and affiliates...........                          (43.1)
Income tax benefit.....................................................................                           (8.0)
                                                                                                       -----------------
Loss from continuing operations before equity in earnings of and interest earned from
       investments in unconsolidated subsidiaries and affiliates.......................                          (35.1)
Equity in earnings of and interest earned from investments in unconsolidated subsidiaries
       and affiliates..................................................................                         (167.6)
                                                                                                       -----------------
Net loss...............................................................................                       $ (202.7)
                                                                                                       =================
Pro forma earnings per share (note 26).................................................                        $ (1.94)

The condensed financial  information should be read in conjunction with the audited consolidated  financial statements and notes thereto.

                                               THE PHOENIX COMPANIES, INC.
                       Schedule II - Condensed Financial Information of The Phoenix Companies, Inc.
                                                 Statement of Cash Flows

                                                                             For the Year Ended December 31,
                                                                                          2001
                                                                                      --------------
Cash flows from operating activities:                                                 (in millions)
-------------------------------------
Net loss...........           $ (202.7)
Adjustments to reconcile net income to net cash provided
       by operating activities:
       Equity in undistributed earnings of affiliates...........................              167.6
       Increase in receivables..................................................             (150.0)
       Change in other assets/other liabilities, net............................               (6.9)
                                                                                      --------------
       Net cash used for operating activities...................................             (192.0)
                                                                                      --------------
Cash flows from investing activities:
-------------------------------------
       Dividends received from unconsolidated subsidiaries......................              132.3
       Capital contributed to unconsolidated subsidiaries.......................              (90.6)
       Purchase of subsidiaries.................................................             (659.8)
                                                                                      --------------
Net cash used for investing activities..........................................             (618.1)
                                                                                      --------------
Cash flows from financing activities:
-------------------------------------
       Issuance of common stock.................................................              831.0
       Purchase of treasury stock...............................................              (64.6)
       Payments to Life Company to reimburse for policyholder
          credits and payments in lieu of stock.................................              (41.4)
       Proceeds from borrowings.................................................              290.1
                                                                                      --------------
       Net cash provided by financing activities................................            1,015.1
                                                                                      --------------
       Net change in cash and cash equivalents..................................              205.0
       Cash and cash equivalents, beginning of year.............................                 --
                                                                                      --------------
       Cash and cash equivalents, end of year...................................            $ 205.0
                                                                                      ==============

The condensed financial  information should be read in conjunction with the audited consolidated  financial statements and notes thereto.

                                                          EXHIBIT INDEX
                                                          -------------
   Exhibit
   ------------
        2.1     Plan of Reorganization
        3.1     Form of Amended and Restated  Certificate of Incorporation  of The Phoenix  Companies,  Inc.  (incorporated herein by  reference  to Exhibit 3.1 to The Phoenix  Companies,  Inc.  Registration  Statement  on Form S-1
                (Registration No. 333-73896), filed on November 21, 2001, as amended)
        3.2     Form of By-Laws of The Phoenix  Companies,  Inc.  (incorporated  herein by  reference to Exhibit 3.1 to The
                Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896),  filed on November
                21, 2001, as amended)
        4.1     Indenture,  dated as of December 27, 2001,  between The Phoenix  Companies,  Inc.  and  SunTrust  Bank,  as
                Trustee*
        4.2     Specimen of global bond, dated as of December 27, 2001, issued by The Phoenix Companies, Inc.*
       10.1     Phoenix Home Life Mutual Insurance Company Long-term  Incentive Plan  (incorporated  herein by reference to
                Exhibit  10.1 to The  Phoenix  Companies,  Inc.  Registration  Statement  on  Form  S-1  (Registration  No.
                333-55268), filed on February 9, 2001, as amended)
       10.2     The Phoenix Companies,  Inc. Stock Incentive Plan (incorporated  herein by reference to Exhibit 10.2 to The
                Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),  filed on February
                9, 2001, as amended)
       10.3     Phoenix Home Life Mutual  Insurance  Company  Mutual  Incentive Plan  (incorporated  herein by reference to
                Exhibit  10.3 to The  Phoenix  Companies,  Inc.  Registration  Statement  on  Form  S-1  (Registration  No.
                333-55268), filed on February 9, 2001, as amended)
       10.4     The Phoenix Companies,  Inc. Directors Stock Plan (incorporated  herein by reference to Exhibit 10.4 to The
                Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),  filed on February
                9, 2001, as amended)
       10.5     Phoenix  Home Life Mutual  Insurance  Company  Excess  Benefit  Plan  (incorporated  herein by reference to
                Exhibit  10.5 to The  Phoenix  Companies,  Inc.  Registration  Statement  on  Form  S-1  (Registration  No.
                333-55268), filed on February 9, 2001, as amended)
       10.6     Amendment  to Phoenix Home Life Mutual  Insurance  Company  Excess  Benefit  Plan  (incorporated  herein by reference to Exhibit 10.6 to The Phoenix Companies,  Inc. Registration  Statement on Form S-1 (Registration
                No. 333-55268), filed on February 9, 2001, as amended)
       10.7     Second Amendment to Phoenix Home Life Mutual Insurance Company Excess Benefit Plan (incorporated  herein by reference to Exhibit 10.1 to The Phoenix Companies,  Inc. Registration  Statement on Form S-1 (Registration
                No. 333-55268), filed on February 9, 2001, as amended)
       10.8     Third  Amendment to The Phoenix  Companies,  Inc.  Excess  Benefit Plan, as amended and restated  effective
                January 1, 1988*
       10.9     Fourth  Amendment to The Phoenix  Companies,  Inc.  Excess Benefit Plan, as amended and restated  effective
                January 1994*
      10.10     Phoenix Home Life Mutual  Insurance  Company Excess  Investment Plan  (incorporated  herein by reference to
                Exhibit  10.8 to The  Phoenix  Companies,  Inc.  Registration  Statement  on  Form  S-1  (Registration  No.
                333-55268), filed on February 9, 2001, as amended)
      10.11     Amendment to Phoenix Home Life Mutual  Insurance  Company Excess  Investment Plan  (incorporated  herein by reference to Exhibit 10.9 to The Phoenix Companies,  Inc. Registration  Statement on Form S-1 (Registration
                No. 333-55268), filed on February 9, 2001, as amended)
      10.12     Second Amendment to Phoenix Home Life Mutual Insurance Company Excess Investment Plan (incorporated  herein by  reference  to  Exhibit  10.10  to The  Phoenix  Companies,  Inc.  Registration  Statement  on Form  S-1
                (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.13     Third Amendment to Phoenix Home Life Mutual Insurance Company Excess Investment Plan  (incorporated  herein by  reference  to  Exhibit  10.11  to The  Phoenix  Companies,  Inc.  Registration  Statement  on Form  S-1
                (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.14     Nonqualified  Supplemental  Executive  Retirement  Plan for Certain  Employees  of Phoenix Home Life Mutual
                Insurance  Company  (incorporated  herein by  reference  to Exhibit  10.12 to The Phoenix  Companies,  Inc.
                Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.15     Amendment to Nonqualified  Supplemental  Executive  Retirement  Plan for Certain  Employees of Phoenix Home
                Life Mutual Insurance Company  (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies,
                Inc.  Registration  Statement  on Form S-1  (Registration  No.  333-55268),  filed on February 9, 2001,  as amended)
      10.16     Second Amendment to Nonqualified  Supplemental  Executive  Retirement Plan for Certain Employees of Phoenix
                Home Life Mutual  Insurance  Company  (incorporated  herein by  reference  to Exhibit  10.14 to The Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)
      10.17     Third Amendment to Nonqualified  Supplemental  Executive  Retirement Plan for Certain  Employees of Phoenix
                Home Life Mutual  Insurance  Company  (incorporated  herein by  reference  to Exhibit  10.15 to The Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)

      10.18     Fourth Amendment to Nonqualified  Supplemental  Executive  Retirement Plan for Certain Employees of Phoenix
                Home Life Mutual  Insurance  Company  (incorporated  herein by  reference  to Exhibit  10.16 to The Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)
      10.19     Fifth Amendment to Nonqualified  Supplemental  Executive  Retirement Plan for Certain  Employees of Phoenix
                Home Life Mutual  Insurance  Company  (incorporated  herein by  reference  to Exhibit  10.62 to The Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)
      10.20     Sixth Amendment to The Phoenix Companies,  Inc.  Non-qualified  Supplemental  Executive Retirement Plan, as amended and restated effective January 1, 1989*
      10.21     Second Amendment to The Phoenix  Investment  Partners,  Ltd  Non-qualified  Profit Sharing Plan,  effective
                January 1, 1997*
      10.22     Phoenix Duff & Phelps Nonqualified  Profit Sharing Plan (incorporated  herein by reference to Exhibit 10.17 to The Phoenix Companies,  Inc. Registration  Statement on Form S-1 (Registration No. 333-55268),  filed on
                February 9, 2001, as amended)
      10.23     Amendment to Phoenix Duff & Phelps  Nonqualified  Profit Sharing Plan (incorporated  herein by reference to
                Exhibit  10.18  to The  Phoenix  Companies,  Inc.  Registration  Statement  on Form S-1  (Registration  No.
                333-55268), filed on February 9, 2001, as amended)
      10.24     Change of Control  Agreement,  dated  November 6, 2000,  with Robert W. Fiondella  (incorporated  herein by reference to Exhibit 10.19 to The Phoenix Companies,  Inc. Registration Statement on Form S-1 (Registration
                No. 333-73896), filed on November 21, 2001, as amended)
      10.25     Change of Control Agreement,  dated November 6, 2000, with Dona D. Young (incorporated  herein by reference to Exhibit  10.20 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1  (Registration  No.
                333-73896), filed on November 21, 2001, as amended)
      10.26     Change of Control  Agreement,  dated  November  6, 2000,  with David W.  Searfoss  (incorporated  herein by reference to Exhibit 10.21 to The Phoenix Companies,  Inc. Registration Statement on Form S-1 (Registration
                No. 333-73896), filed on November 21, 2001, as amended)
      10.27     Change of Control  Agreement,  dated February 1, 2001,  with Philip R. McLoughlin  (incorporated  herein by reference to Exhibit 10.22 to The Phoenix Companies,  Inc. Registration Statement on Form S-1 (Registration
                No. 333-73896), filed on November 21, 2001, as amended)
      10.28     Change of  Control  Agreement,  dated  November  6, 2000,  with Carl T.  Chadburn  (incorporated  herein by reference to Exhibit 10.23 to The Phoenix Companies,  Inc. Registration Statement on Form S-1 (Registration
                No. 333-73896), filed on November 21, 2001, as amended)
      10.29     Change of Control Agreement, dated February 1, 2001, with Simon Y. Tan*
      10.30     Stockholder Rights Agreement,  dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies,  Inc. Registration  Statement on Form S-1 (Registration No. 333-73896),  filed on
                November 21, 2001, as amended)
      10.31     Fiscal  Agency  Agreement,  dated as of November  25,  1996,  between  Phoenix  Home Life Mutual  Insurance
                Company,  as Issuer and The Bank of New York as Fiscal Agent  (incorporated  herein by reference to Exhibit
                10.24 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.32     Global Note,  dated as of November 25, 1996,  between  Phoenix Home Life Mutual  Insurance  Company,  Bear,
                Stearns & Co, Inc.,  Chase  Securities  Inc.,  Merrill  Lynch & Co. and The Bank of New York  (incorporated herein by reference to Exhibit  10.25 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1
                (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.33     Binder of Reinsurance,  dated as of September 30, 1999, between Phoenix Home Life Mutual Insurance Company,
                American Phoenix Life & Reassurance Company and European  Reinsurance Company of Zurich (Bermuda Branch)(+)
                (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies,  Inc.  Registration  Statement
                on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.34     Amendment  No. 1, dated as of February 1, 2000,  to the Binder of  Reinsurance,  dated as of September  30,
                1999, between Phoenix Home Life Mutual Insurance Company,  American Phoenix Life & Reassurance  Company and
                European  Reinsurance  Company of Zurich (Bermuda Branch)(+)  (incorporated  herein by reference to Exhibit
                10.37 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.35     Acquisition Agreement,  dated as of December 15, 1998, by and among Phoenix Investment Partners,  Ltd., and
                Zweig/Glasser Advisers,  Euclid Advisors LLC, Zweig Advisors Inc., Zweig Total Return Advisors, Inc., Zweig
                Securities Corp. and Named Equityholders  (incorporated herein by reference to Exhibit 10.38 to The Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)

      10.36     Amendment No. 1, dated as of March 1, 1999 to the  Acquisition  Agreement by and among  Phoenix  Investment
                Partners,  Ltd., and Zweig/Glasser  Advisers,  Euclid Advisors LLC, Zweig Advisors Inc., Zweig Total Return
                Advisors,  Inc.,  Zweig  Securities  Corp.  and Named  Equityholders  (incorporated  herein by reference to
                Exhibit  10.39  to The  Phoenix  Companies,  Inc.  Registration  Statement  on Form S-1  (Registration  No.
                333-55268), filed on February 9, 2001, as amended)
      10.37     Stock Purchase Agreement,  dated as of March 29, 1999, by and among Hilb, Royal and Hamilton,  PM Holdings,
                Inc.,  Phoenix  Home Life  Mutual  Insurance  Company and Martin L.  Vaughn,  III  (incorporated  herein by reference to Exhibit 10.40 to The Phoenix Companies,  Inc. Registration Statement on Form S-1 (Registration
                No. 333-55268), filed on February 9, 2001, as amended)
      10.38     Stock  Purchase  Agreement,  dated as of June 23, 1999,  between  Banco  Suquia S.A and PM  Holdings,  Inc.
                (incorporated herein by reference to Exhibit 10.41 to The Phoenix Companies,  Inc.  Registration  Statement
                on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.39     Asset  Purchase  Agreement,  dated as of May 19, 1999,  by and between  Phoenix Home Life Mutual  Insurance
                Company and ERC Life  Reinsurance  Corporation  (incorporated  herein by reference to Exhibit  10.42 to The
                Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),  filed on February
                9, 2001, as amended)
      10.40     Acquisition Agreement, dated as November 10, 1999, between Selling Management Shareholders,  Aberdeen Asset
                Management  PLC,  The Standard  Life  Assurance  Co.,  The  Non-Selling  Management  Shareholders,  Lombard
                International  Assurance SA and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10.43 to The
                Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),  filed on February
                9, 2001, as amended)
      10.41     Stock  Purchase  Agreement,  dated as of November  12,  1999,  by and between  TCW/EMCO  Holding LLC and PM
                Holdings,  Inc.  (incorporated  herein  by  reference  to  Exhibit  10.44 to The  Phoenix  Companies,  Inc.
                Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.42     Stock Purchase and Exchange  Agreement,  dated as of December 9, 1999, by and among GE Financial  Assurance
                Holdings,  Inc., GE Life and Annuity Assurance Company, PM Holdings,  Inc. and Phoenix Group Holdings, Inc.
                (incorporated herein by reference to Exhibit 10.45 to The Phoenix Companies,  Inc.  Registration  Statement
                on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.43     Amendment No. 1, dated as of December 29, 1999, to the Stock Purchase and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.46 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.44     Amendment No. 2, dated as of February 23, 2000, to the Stock Purchase and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.47 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.45     Amendment  No. 3, dated as of April 1, 2000,  to the Stock  Purchase  and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.48 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.46     Amendment  No. 4, dated as of April 1, 2000,  to the Stock  Purchase  and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.49 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.47     Amendment  No. 5, dated as of April 1, 2000,  to the Stock  Purchase  and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.50 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.48     Amendment  No. 6, dated as of April 1, 2000,  to the Stock  Purchase  and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.51 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.49     Amendment No. 7, dated as of October 31, 2000, to the Stock  Purchase and Exchange  Agreement,  dated as of
                December 9, 1999,  by and among GE  Financial  Assurance  Holdings,  Inc.,  GE Life and  Annuity  Assurance
                Company, PM Holdings,  Inc. and Phoenix Group Holdings,  Inc.  (incorporated herein by reference to Exhibit
                10.52 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)

      10.50     Agreement and Plan of Merger,  dated as of September 10, 2000, among PM Holdings,  Inc., Phoenix Investment
                Partners,  Ltd. and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit
                10.53 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1 (Registration  No.  333-55268),
                filed on February 9, 2001, as amended)
      10.51     First Supplemental  Indenture,  dated as of January 10, 2001, between Phoenix Investment Partners, Ltd. and
                Harris Trust and Savings Bank (incorporated  herein by reference to Exhibit 10.56 to The Phoenix Companies,
                Inc.  Registration  Statement  on Form S-1  (Registration  No.  333-55268),  filed on February 9, 2001,  as amended)
      10.52     Employment-Related  Agreement,  dated as of December 20, 2000,  between Phoenix Home Life Mutual  Insurance
                Company  and  Robert W.  Fiondella  (incorporated  herein by  reference  to  Exhibit  10.57 to The  Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)
      10.53     Employment-Related  Agreement,  dated as of December 20, 2000,  between Phoenix Home Life Mutual  Insurance
                Company and Dona D. Young  (incorporated  herein by  reference to Exhibit  10.58 to The Phoenix  Companies,
                Inc.  Registration  Statement  on Form S-1  (Registration  No.  333-55268),  filed on February 9, 2001,  as amended)
      10.54     Employment-Related  Agreement,  dated as of December 20, 2000,  between Phoenix Home Life Mutual  Insurance
                Company and Carl T. Chadburn  (incorporated  herein by reference to Exhibit 10.59 to The Phoenix Companies,
                Inc.  Registration  Statement  on Form S-1  (Registration  No.  333-55268),  filed on February 9, 2001,  as amended)
      10.55     Employment-Related  Agreement,  dated as of December 20, 2000,  between Phoenix Home Life Mutual  Insurance
                Company and David W. Searfoss  (incorporated herein by reference to Exhibit 10.60 to The Phoenix Companies,
                Inc.  Registration  Statement  on Form S-1  (Registration  No.  333-55268),  filed on February 9, 2001,  as amended)
      10.56     Employment-Related  Agreement,  dated as of February 1, 2001,  between  Phoenix Home Life Mutual  Insurance
                Company  and  Philip R.  McLoughlin  (incorporated  herein by  reference  to Exhibit  10.61 to The  Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)
      10.57     Employment-Related  Agreement,  dated as of December 20, 2000,  between Phoenix Home Life Mutual  Insurance
                Company and Simon Y Tan*
      10.58     Credit Agreement,  dated as of June 11, 2001, between The Phoenix Companies, Inc., Phoenix Home Life Mutual
                Insurance  Company,  Bank of America,  N.A., and Fleet Bank, as Syndication  Agents,  Bank of Montreal,  as
                Administrative Agent, Deutsche Bank AG and Key Bank National Association,  as Documentation Agents, Banc of
                America  Securities  LLC and Fleet  Securities,  Inc.,  as Joint Lead  Arrangers  and Joint  Book  Managers
                (incorporated herein by reference to Exhibit 10.63 to The Phoenix Companies,  Inc.  Registration  Statement
                on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.59     Subordination  Agreement,  dated as of June 11, 2001 between Phoenix Home Life Mutual Insurance Company and
                Phoenix  Investment  Partners,  Ltd.  (incorporated  herein by  reference  to Exhibit  10.64 to The Phoenix
                Companies,  Inc.  Registration  Statement on Form S-1  (Registration No.  333-55268),  filed on February 9,
                2001, as amended)
      10.60     Credit  Agreement,  dated  as of June  15,  2001,  between  The  Phoenix  Companies,  Inc.,  The  Financial
                Institutions  Party  thereto,  and  Fleet  National  Bank,  as  Administrative  Agent,  arranged  by  Fleet
                Securities,  Inc.  (incorporated  herein by  reference  to Exhibit  10.65 to The  Phoenix  Companies,  Inc.
                Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.61     Standstill  Agreement,  dated May 18,  2001,  between The  Phoenix  Companies,  Inc.  and State Farm Mutual
                Insurance  Company  (incorporated  herein by  reference  to  Exhibit  4.2 to The  Phoenix  Companies,  Inc.
                Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)
      10.62     Shareholder's  Agreement,  dated as of June 19, 2001,  between The Phoenix  Companies,  Inc. and State Farm
                Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies,  Inc.
                Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)
      10.63     Acquisition  Agreement,  dated as of November  12, 2001,  by and among Kayne  Anderson  Rudnick  Investment
                Management,  LLC, the equity  holders named therein and Phoenix  Investment  Partners,  Ltd.  (incorporated herein by reference to Exhibit  10.57 to The Phoenix  Companies,  Inc.  Registration  Statement on Form S-1
                (Registration No. 333-73896), filed on November 21, 2001, as amended)

      10.64     Subordination  Agreement,  dated as of December  27, 2001 between The Phoenix  Companies,  Inc. and Phoenix
                Investment Partners, Ltd.*
      10.65     Subordination  Agreement,  dated as of January 29, 2002  between The Phoenix  Companies,  Inc.  and Phoenix
                Investment Partners, Ltd.*

      10.66     Supplemental  Retirement Plan Agreement,  date as of January 8, 2002, between The Phoenix  Companies,  Inc.
                and Philip R. McLoughlin *

      10.67     Supplemental Retirement Plan Agreement,  date as of December 18, 2001, between The Phoenix Companies,  Inc.
                and David W. Searfoss *
      10.68     Supplemental Retirement Plan Agreement,  date as of December 18, 2001, between The Phoenix Companies,  Inc.
                and Simon Y. Tan *
      10.69     Amendment of March 13, 2002 to Change of Control Agreement and to Employment-Related  Agreement,  each with
                Robert W. Fiondella, dated November 6, 2000 and December 20, 2000, respectively *
       12       Ratio of Earnings to Fixed Charges*
       21       Subsidiaries of the Registrant*
       23       Consent of PricewaterhouseCoopers LLP*

   ------------ ------

   *    Filed herewith.

   (+) Portions subject to confidential treatment request.

Phoenix will furnish any exhibit upon the payment of a reasonable fee which fee shall be limited to Phoenix's reasonable expenses in furnishing such exhibit.

