Form 10-Q
period 2002-03-31
PHOENIX COMPANIES INC/DE
filed 2002-05-15
CIK 1129633

                                                                   1
========================================================================================================================================

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
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                                            --------------

                                                                  OR

                           [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                        FOR THE TRANSITION PERIOD FROM __________ TO __________

                                                   Commission file number 333-55268
                                                                          ---------

                                                      THE PHOENIX COMPANIES, INC.
                                                      ---------------------------
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

                                    --------------------------------------------------------------
                                         One American Row, Hartford, Connecticut 06102-5056
                                                           (860) 403-5000
                                    --------------------------------------------------------------
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

Yes X.  No__.
    -

On March 31, 2002, the registrant had 100,054,114 shares of common stock outstanding.

========================================================================================================================================

                                                           TABLE OF CONTENTS

     PART I.   FINANCIAL INFORMATION

     Item 1.     Unaudited Consolidated Financial Statements:

                 Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001
                 Consolidated Statement of Income and Comprehensive Income for the three months ended March 31,
                 2002 and 2001
                 Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001
                 Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31,
                 2002 and 2001
                 Notes to Unaudited Consolidated Financial Statements
     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings
     Item 2.     Changes in Securities and Use of Proceeds
     Item 3.     Defaults Upon Senior Securities
     Item 4.     Submission of Matters to a Vote of Security Holders
     Item 5.     Other Information
     Item 6.     Exhibits and Reports on Form 8-K
                 Signature

                                                                PART I.
                                                         FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                      THE PHOENIX COMPANIES, INC.
                                                      Consolidated Balance Sheet
                                             (Amounts in millions, except per share data)
                                                 March 31, 2002 and December 31, 2001

                                                                                         2002             2001

              ASSETS:
              Available-for-sale debt securities, at fair value.................     $ 10,014.0        $ 9,607.7
              Equity securities, at fair value..................................          303.7            290.9
              Mortgage loans, at unpaid principal balances......................          522.7            535.8
              Real estate, at lower of cost or fair value.......................           75.3             83.1
              Venture capital partnerships, at equity in net assets.............          290.3            291.7
              Affiliate equity and debt securities..............................          295.1            330.6
              Policy loans, at unpaid principal balances........................        2,162.8          2,172.2
              Other investments.................................................          278.0            282.4
                                                                                     -----------      -----------
                  Total investments.............................................       13,941.9         13,594.4

              Cash and cash equivalents.........................................          564.4            815.5
              Accrued investment income.........................................          217.0            203.1
              Premiums, accounts and notes receivable...........................          187.8            147.8
              Reinsurance recoverable balances..................................           55.9             21.3
              Deferred policy acquisition costs.................................        1,191.8          1,123.7
              Premises and equipment............................................          117.3            117.7
              Deferred income taxes.............................................             --              1.8
              Goodwill and other intangible assets..............................          832.8            858.6
              Net assets of discontinued operations.............................           20.7             20.8
              Other general account assets......................................           25.7             50.7
              Separate account and investment trust assets......................        5,711.2          5,570.0
                                                                                     -----------      -----------
                  Total assets..................................................      $22,866.5        $22,525.4
                                                                                    ============      ===========
              LIABILITIES:
              Policy liabilities and accruals...................................      $13,395.6        $13,005.0
              Policyholder deposit funds........................................          340.5            356.6
              Deferred income taxes.............................................            2.7               --
              Indebtedness......................................................          599.9            599.3
              Other general account liabilities.................................          596.8            595.1
              Separate account and investment trust liabilities.................        5,708.0          5,564.9
                                                                                    ------------      -----------
                  Total liabilities.............................................       20,643.5         20,120.9
              MINORITY INTEREST:                                                    ------------      -----------
              Minority interest in net assets of subsidiaries...................            4.1              8.8
                                                                                    ------------      -----------
              STOCKHOLDERS' EQUITY:
              Common stock, $0.01 par value: 1.0 billion shares authorized;
                  106.4 million shares issued...................................            1.0              1.0
              Additional paid-in capital........................................        2,410.4          2,410.4
              Accumulated deficit...............................................         (132.3)           (30.8)
              Accumulated other comprehensive income............................           38.8             81.1
              Treasury  stock,  at cost:  6.3  million  and 4.5  million  shares          (99.0)           (66.0)
                                                                                    ------------      -----------
                  Total stockholders' equity....................................        2,218.9          2,395.7
                                                                                    ------------      -----------
                  Total liabilities, minority interest and stockholders'equity..      $22,866.5        $22,525.4
                                                                                  ==============    ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                      THE PHOENIX COMPANIES, INC.
                                       Consolidated Statement of Income and Comprehensive Income
                                             (Amounts in millions, except per share data)
                                              Three Months Ended March 31, 2002 and 2001

                                                                                           2002           2001
                                                                                      -----------    -----------
        REVENUES:
        Premiums................................................................         $ 257.4        $ 266.0
        Insurance and investment product fees...................................           140.3          145.5
        Net investment income...................................................           231.2          168.2
        Net realized investment losses..........................................           (35.0)         (15.6)
                                                                                      -----------    -----------
            Total revenues......................................................           593.9          564.1
                                                                                      -----------    -----------
        BENEFITS AND EXPENSES:
        Policy benefits and increases in policy liabilities.....................           333.9          334.1
        Policyholder dividends..................................................            74.2          106.3
        Policy acquisition cost amortization....................................           (10.9)          35.1
        Intangible asset amortization...........................................             8.1           13.2
        Interest expense........................................................             7.7            7.1
        Demutualization expenses................................................              .9           10.7
        Other operating expenses................................................           136.0          237.4
                                                                                      -----------    -----------
            Total benefits and expenses                                                    549.9          743.9
                                                                                      -----------    -----------
        Income (loss) before income taxes and minority interest.................            44.0         (179.8)
        Applicable income tax expense (benefit).................................            12.3          (69.0)
                                                                                      -----------    -----------
        Income (loss) before minority interest..................................            31.7         (110.8)
        Minority interest in net income of subsidiaries.........................            (2.8)          (1.8)
                                                                                      -----------    -----------
        Income (loss) before cumulative effect of accounting changes ...........            28.9         (112.6)
        Cumulative effect of accounting changes:

            Goodwill impairment (note 4)........................................          (130.3)            --
            Venture capital partnerships and derivative financial instruments...              --          (44.9)
                                                                                      -----------    -----------
        Net loss................................................................         $(101.4)      $ (157.5)
                                                                                      ===========    ===========
        EARNINGS PER SHARE (note 3) :
        Income (loss) before cumulative effect of accounting changes ...........          $ 0.29        $ (1.08)
        Cumulative effect of accounting changes.................................           (1.29)          (.43)
                                                                                      -----------    -----------
        Net loss................................................................         $ (1.00)       $ (1.51)
                                                                                      ===========    ===========
        Weighted-average common shares outstanding..............................           101.2          104.6
                                                                                      ===========    ===========
        Pro forma amounts assuming the goodwill change is applied
           retroactively:
        Net income (loss).......................................................        $   28.9     $   (153.7)
                                                                                      ===========    ===========
        Earnings per share......................................................        $   0.29        $ (1.47)
                                                                                      ===========    ===========
        COMPREHENSIVE INCOME:
        Net loss................................................................         $(101.4)      $ (157.5)
        Other comprehensive loss:
            Net unrealized investment losses....................................           (28.6)         (12.7)
            Net unrealized foreign currency translation adjustment and other....           (13.7)          (3.3)
                                                                                      -----------    -----------
                Total other comprehensive loss..................................           (42.3)         (16.0)
                                                                                      -----------    -----------
        Comprehensive loss......................................................         $(143.7)      $ (173.5)
                                                                                      ===========    ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                                      THE PHOENIX COMPANIES, INC.
                                            Consolidated Condensed Statement of Cash Flows
                                                         (Amounts in millions)
                                              Three Months Ended March 31, 2002 and 2001

                                                                                          2002            2001
                                                                                      ------------    -----------
       OPERATING ACTIVITIES:

       Net loss.................................................................         $ (101.4)      $ (157.5)
                                                                                      ------------    -----------
       Cash from (for) operations...............................................              7.7          (23.5)
                                                                                      ------------    -----------
       INVESTING ACTIVITIES:
       Available-for-sale debt security sales...................................            210.2          240.8
       Debt security maturities:
          Available-for-sale....................................................            268.1           29.9
          Held-to-maturity......................................................               --            4.2
       Debt security repayments:
          Available-for-sale....................................................              8.6           94.3
          Held-to-maturity                                                                     --           41.9
       Equity security sales....................................................             13.1           39.7
       Subsidiary sales.........................................................               --            2.0
       Mortgage loan maturities.................................................              4.1           16.2
       Mortgage loan principal repayments.......................................              9.2            8.1
       Venture capital partnership distributions................................              9.2            9.2
       Real estate and other invested assets sales..............................             22.2             .7
       Available-for-sale debt security purchases...............................           (944.2)        (520.5)
       Held-to-maturity debt security purchases.................................               --          (68.9)
       Equity security purchases................................................            (14.1)         (23.5)
       Subsidiary purchases.....................................................           (110.8)        (367.2)
       Mortgage loan principal disbursements....................................               --            (.2)
       Unconsolidated affiliate and other invested asset purchases..............            (20.0)         (12.4)
       Venture capital partnership investments..................................            (13.0)         (12.9)
       Other continuing operation investing activities, net.....................             (6.5)          (6.1)
       Policy loan advances, net................................................              9.4          (16.5)
       Premises and equipment additions.........................................             (4.3)          (3.9)
                                                                                      ------------    -----------
       Cash for continuing operations...........................................           (558.8)        (545.1)
       Cash from discontinued operations........................................             25.4           16.0
                                                                                      ------------    -----------
       Cash for investing activities............................................           (533.4)        (529.1)
                                                                                      ------------    -----------
       FINANCING ACTIVITES:
       Policyholder deposit fund receipts, net..................................            315.9          100.9
       Indebtedness proceeds....................................................               .7          180.0
       Indebtedness repayments..................................................               --         (115.0)
       Debenture repayments.....................................................               --          (19.2)
       Common stock repurchases.................................................            (32.9)            --
       Minority interest distributions..........................................             (9.1)          (5.8)
                                                                                      ------------    -----------
       Cash from financing activities...........................................            274.6          140.9
                                                                                      ------------    -----------
       Cash and cash equivalents changes........................................           (251.1)        (411.7)
       Cash and cash equivalents, beginning of period...........................            815.5          720.0
                                                                                      ------------    -----------
       Cash and cash equivalents, end of period.................................      $     564.4     $    308.3
                                                                                      ============    ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                                                          THE PHOENIX COMPANIES, INC.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                                         (Amounts in millions)
                                              Three Months Ended March 31, 2002 and 2001

                                                                                        2002            2001
                                                                                    -----------     -----------

        Stockholders' equity, beginning of period...............................     $ 2,395.7       $ 1,840.9

        Accumulated deficit:
        Net loss................................................................        (101.4)         (157.5)
        Other equity adjustments................................................            --             3.2

        Accumulated other comprehensive income:
        Other comprehensive loss................................................         (42.3)          (16.0)

        Treasury stock:
        Common shares acquired..................................................         (33.1)             --
                                                                                    -----------     -----------
        Stockholders' equity, end of period.....................................     $ 2,218.9       $ 1,670.6
                                                                                    ===========     ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                           THE PHOENIX COMPANIES, INC.
            Notes to the Unaudited Consolidated Financial Statements

1.  Description of Business

The Phoenix  Companies,  Inc. and its  subsidiaries  ("Phoenix")  provide wealth management  products and services  offered  through a variety of select advisors and  financial  services  firms  to serve  the  accumulation,  preservation  and transfer  needs of the  affluent  and  high net  worth  market,  businesses  and institutions.  Phoenix  offers a broad  range  of life  insurance,  annuity  and investment  management  solutions  through  a  variety  of  distributors.  These products and  services are managed  within four  reportable  segments:  Life and
Annuity,  Investment  Management,  Venture Capital and Corporate and Other.  See
note 6, "Segment Information."

2.  Basis of  Presentation

The accompanying  unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.  Accordingly, they do not include all of the  information  and  footnotes  required  by GAAP for  complete financial statements.

In the  opinion  of  management,  all  adjustments  (consisting  only of  normal recurring  accruals)  considered  necessary  for  a  fair  statement  have  been included.  Operating  results for the three  months ended March 31, 2002 are not necessarily  indicative  of the results that may be expected for the year ending
December 31, 2002. These unaudited  consolidated  financial statements should be read in conjunction  with the consolidated  financial  statements of Phoenix for the year ended December 31, 2001 on Form 10-K.

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
("PXP") became an indirect wholly owned subsidiary of Phoenix.  All policyholder membership  interests in the mutual company were  extinguished  on the effective date and eligible  policyholders  of the mutual  company  received  56.2 million shares of common  stock,  $28.8  million  of cash and  $12.7  million  of policy
credits  as   compensation.   The   demutualization   was  accounted  for  as  a
reorganization.  Accordingly,  Phoenix's retained earnings immediately following the  demutualization  and the closing of the Initial Public Offering  ("IPO") on
June 25, 2001 (net of the cash  payments  and policy  credits  that were charged directly to retained  earnings) were reclassified to common stock and additional paid-in  capital.  In addition,  Phoenix Life established a closed block for the benefit of holders of certain of its  individual  life insurance  policies.  The purpose of the closed block is to protect, after demutualization, the reasonable policy  dividend  expectations  of the holders of the  policies  included in the closed  block.  The closed block will continue in effect until such date as none of such policies are in force. See note 7, "Closed Block."

On June 25, 2001, Phoenix closed its IPO, in which 48.8 million shares of common stock  were  issued at a price of $17.50 per share.  Net  proceeds  from the IPO equaling  $807.9  million were  contributed  to Phoenix  Life. On July 24, 2001,
Morgan Stanley Dean Witter  exercised its right to purchase  1,395,900 shares of the  common  stock  of  Phoenix  at the IPO  price  of  $17.50  per  share  less underwriters discount. Net proceeds of $23.2 million were contributed to Phoenix
Life.

The 2001 weighted-average  shares outstanding calculation for earnings per share is pro forma and  excludes  the period of time  before  the IPO during  which no common stock shares were issued.

4.  Summary of New Significant Accounting Policies

Business Combinations/Goodwill and Other Intangible Assets

Effective  January  1,  2002,  Phoenix  adopted a new  accounting  standard  for goodwill and other  intangible  assets.  The standard  primarily  addresses  the accounting  for goodwill  and  intangible  assets  subsequent  to their  initial recognition.  Under the standard,  amortization of goodwill and other intangible
assets  with  indefinite  lives  recorded  in  past  business   combinations  is
discontinued  after 2001 and reporting  units must be identified for the purpose of assessing  potential future  impairments of goodwill.  In accordance with the standard, goodwill amortization will not be recognized after 2001.

The  provisions of the standard  also apply to  equity-method  investments.  The standard prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

The standard also requires that goodwill and indefinite-lived  intangible assets be tested at least  annually  for  impairment.  Upon  adoption of the  standard,
goodwill  and  indefinite-lived   intangibles  were  tested  for  impairment  by
comparing the fair value to the carrying amount of the asset as of the beginning of 2002. The effect of adopting the standard in 2002 decreased  after-tax income by $130.3  million  ($1.29 per share) for the three months ended March 31, 2002, primarily due to declines in the market value of the business  units  previously acquired.  Phoenix recognized $4.0 million in goodwill amortization in the first quarter of 2001.

Impairment of Long-Lived Assets

Effective January 1, 2002, Phoenix adopted a new accounting standard, Accounting for the  Impairment  or  Disposal  of  Long-Lived  Assets.  Under the  standard, long-lived  assets to be sold within one year must be separately  identified and carried at the lower of carrying value or fair value less cost to sell.

Long-lived  assets  expected  to be held  longer  than one year are  subject  to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer  expected to be sold within one year,  such as some  foreclosed real  estate,  must be written  down to the lower of current  fair value or fair value  at the  date  of  foreclosure  adjusted  to  reflect  depreciation  since acquisition.  Upon adoption of the  standard,  Phoenix  determined  there was no material effect on its results of operations or financial condition.

5.  Significant Transactions

PXP's Purchase of Kayne Anderson Rudnick Investment Management, LLC

On January 29, 2002, PXP acquired a majority interest in Kayne Anderson Rudnick.
In  accordance  with the terms of the  acquisition  agreement,  PXP purchased an initial 60% interest,  with future  purchases of an  additional  15% to occur by
2007.  Its  management  retained  the  remaining  ownership  interests  in Kayne
Anderson Rudnick.  In addition to the cash payment of approximately $100 million made at closing,  a subsequent payment may be made in 2004 based upon management fee revenue  growth of the  purchased  business  through  2003.  Kayne  Anderson
Rudnick,  based in Los Angeles,  California,  had approximately  $9.0 billion in assets under management at March 31, 2002. Kayne Anderson  Rudnick's  results of operations for the period beginning  January 30, 2002 through March 31, 2002 are included in our  consolidated  results of operations  for the three months ended
March 31, 2002.  Our 2001 results do not include the financial  results of Kayne
Anderson Rudnick.

Stock Repurchase Program

On September 17, 2001, Phoenix announced a plan to repurchase up to an aggregate of six million shares of the company's  outstanding  common stock. On January 7,
2002,  Phoenix  announced its  authorization to repurchase up to an aggregate of
five  million  additional   shares,   bringing  the  combined  share  repurchase
authorization up to an aggregate of 11 million shares of common stock. Purchases can be made on the open  market,  as well as  through  negotiated  transactions, subject to market prices and other  conditions.  No time limit was placed on the duration  of  the  repurchase  program,  which  may  be  modified,  extended  or terminated  by the board of  directors  at any time.  For the three months ended
March  31,  2002,  1,858,700  shares  of the  company's  common  stock  had been repurchased at a cumulative weighted-average price of $17.73 per share.

Deferred Policy Acquisition Costs

In the first quarter of 2002, Phoenix refined the mortality  assumptions used in the  development of estimated  gross margins for the  traditional  participating block of business to reflect favorable  experience.  This revision resulted in a
$22.1 million increase in the DAC balances.

6.  Segment Information

The  following  tables  provide  certain  information  with respect to Phoenix's operating  segments as of March 31, 2002,  December 31, 2001 and for each of the three months ended March 31, 2002 and 2001 (amounts in millions).

                                                                                2002                 2001
                                                                          -------------       -------------
                Total consolidated revenues:
                Life and Annuity....................................          $  558.2            $  562.5
                Investment Management...............................              69.9                73.2
                Venture Capital.....................................              (5.0)              (57.3)
                Corporate and Other.................................              10.2                 6.6
                                                                          -------------       -------------
                   Total segment revenues...........................             633.3               585.0
                Net realized investment losses......................             (35.0)              (15.6)
                Inter-segment revenues..............................              (4.4)               (5.3)
                                                                          -------------       -------------
                   Total consolidated revenues......................          $  593.9            $  564.1
                                                                          =============       =============

                                                                                                     Investment
                                                                     Life and Annuity                Management
                                                                  ------------------------     ----------------------
                                                                    2002          2001           2002         2001
                                                                  ----------    ----------     ---------    ---------

                Premiums.......................................     $ 257.4       $ 266.0         $  --        $  --
                Insurance and investment product fees..........        77.6          78.3          66.7         70.7
                Net investment income..........................       223.2         218.2           3.2          2.5
                                                                  ----------    ----------     ---------    ---------
                   Total revenues..............................     $ 558.2       $ 562.5         $69.9        $73.2
                                                                  ==========    ==========     =========    =========

                                                                                2002                2001
                                                                          -------------       -------------
                Operating income before income taxes:
                Life and Annuity...................................        $      28.2         $       9.0
                Investment Management..............................                1.9                 1.7
                Venture Capital....................................               (5.0)              (57.3)
                Corporate and Other................................               (8.7)              (18.9)
                                                                          -------------       -------------
                Operating income before income taxes...............               16.4               (65.5)
                Applicable income taxes............................                3.6               (25.6)
                                                                          -------------       -------------
                Operating income...................................               12.8               (39.9)
                Net realized investment gains (losses), net of income
                   taxes...........................................                1.6               (10.1)
                Non-recurring items, net of income taxes...........               14.5               (62.6)
                                                                          -------------       -------------
                Income (loss) before cumulative effect of accounting
                   changes.........................................       $       28.9         $    (112.6)
                                                                          =============       =============
                Total consolidated assets:
                Life and Annuity...................................       $   19,806.1         $  18,925.0
                Investment Management..............................            1,101.3             1,165.0
                Venture Capital....................................              290.3               291.7
                Corporate and Other................................            1,648.1             2,122.9
                                                                          -------------       -------------
                   Total segment assets............................           22,845.8            22,504.6
                Net assets of discontinued operations..............               20.7                20.8
                                                                          -------------       -------------
                   Total consolidated assets.......................       $   22,866.5         $  22,525.4
                                                                          =============       =============

7.  Closed Block

On the date of demutualization,  Phoenix Life established a closed block for the benefit of holders of certain  individual  participating life insurance policies and  annuities  of Phoenix  Life for which  Phoenix  Life had a  dividend  scale payable in 2000. See note 15 of Phoenix's  consolidated financial statements for the year ended December 31, 2001 in Phoenix's Form 10-K for more  information on the closed block.

As specified in the plan of  reorganization,  the  allocation  of assets for the closed block was made as of December 31, 1999. Consequently, cumulative earnings on the closed block  assets and  liabilities  for the period  January 1, 2001 to
March 31,  2002 in  excess  of  expected  cumulative  earnings  did not inure to stockholders and have been used to establish a policyholder  dividend obligation as of March 31, 2002. The decrease in the  policyholder  dividend  obligation of
$64.4  million  pre-tax,  consists  of $26.2  million of pre-tax  losses for the period January 1, 2002 to March 31, 2002 and the unrealized  losses on assets in the  closed  block for the  period  January  1, 2002 to March 31,  2002 of $38.2 million, pre-tax.

The following sets forth certain summarized  financial  information  relating to the closed block as of March 31, 2002 and December 31, 2001 (in millions):

                                                                                                2002             2001
                                                                                          --------------    ------------
                  LIABILITIES:
                  Policy liabilities and accruals and policyholder deposit funds.....         $ 9,202.2       $ 9,150.2
                  Policyholder dividends payable.....................................             366.4           357.3
                  Policyholder dividend obligation...................................             102.8           167.2
                  Other closed block liabilities.....................................              62.5            57.0
                                                                                          --------------    ------------
                  Total closed block liabilities.....................................           9,733.9         9,731.7
                                                                                          --------------    ------------
                  ASSETS:
                  Available-for-sale debt securities at fair value...................           5,812.0         5,734.2
                  Mortgage loans.....................................................             380.5           386.5
                  Policy loans.......................................................           1,399.8         1,407.1
                  Deferred income taxes..............................................             391.9           392.6
                  Investment income due and accrued..................................             127.4           125.3
                  Net due and deferred premiums......................................              39.5            41.1
                  Cash and cash equivalents..........................................             162.7           239.7
                  Other closed block assets..........................................              43.4            14.8
                                                                                          --------------    ------------
                  Total closed block assets..........................................           8,357.2         8,341.3
                                                                                          --------------    ------------
                  Excess of reported closed block liabilities over closed block assets representing maximum future earnings to be recognized from
                     closed block assets and liabilities.............................         $ 1,376.7       $ 1,390.4
                                                                                          ==============    ============
                  CHANGE IN POLICYHOLDER DIVIDEND OBLIGATION:
                  Balance at beginning of period.....................................           $ 167.2         $ 115.5
                  Change during the period...........................................             (64.4)           51.7
                                                                                          --------------    ------------
                  Balance at end of period...........................................           $ 102.8         $ 167.2
                                                                                          ==============    ============

The following sets forth certain summarized  financial  information  relating to the closed block for the quarter ended March 31, 2002 (in millions):

                  REVENUES:
                  Premiums...........................................................           $ 248.7
                  Net investment income..............................................             138.8
                  Realized investment losses, net....................................             (36.1)
                                                                                          --------------
                  Total revenues.....................................................             351.4
                                                                                          --------------
                  EXPENSES:
                  Benefits to policyholders..........................................             253.5
                  Other operating costs and expenses.................................               2.8
                  Change in policyholder dividend obligation.........................             (26.2)
                  Dividends to policyholders.........................................             100.2
                                                                                          --------------
                  Total benefits and expenses........................................             330.3
                                                                                          --------------
                  Contribution from the closed block, before income taxes ...........              21.1
                  Income tax expense.................................................               7.4
                                                                                          --------------
                  Contributions from closed block, after income taxes ................          $  13.7
                                                                                          ==============

8.   Discontinued Reinsurance Operations

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

Phoenix  has  reviewed  its  estimates  of future  losses  related  to the group accident and health reinsurance  business as well as future expenses  associated with  managing  the  run-off.  Based on the most recent  information  available,
Phoenix did not recognize any  additional  reserve  provisions  during the first three months of 2002.

Phoenix's  reserves  and  aggregate  excess  of loss  reinsurance  coverage  are expected  to cover the  run-off  of the  business;  however,  the  nature of the underlying  risks is such that the claims may take years to reach the reinsurers involved.  Therefore,  Phoenix  expects to pay claims out of existing  estimated reserves for up to ten years as the level of business diminishes.

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

Phoenix is involved in disputes  relating to the  activities of Unicover.  Under
Unicover's  underwriting  authority,  the Unicover pool and Unicover  facilities wrote a dollar amount of  reinsurance  coverage that was many times greater than originally  estimated.  As a member of the Unicover pool, Phoenix is involved in several disputes in which the pool members assert that they can deny coverage to certain  insurers that claim that they purchased  reinsurance  coverage from the pool.

Further,  Phoenix was,  along with Sun Life Assurance of Canada ("Sun Life") and
Cologne Life Reinsurance Company ("Cologne Life"), a retrocessionaire (meaning a reinsurer  of other  reinsurers)  of the  Unicover  pool and two other  Unicover facilities,  providing  the pool and facility  members with  reinsurance  of the risks that the pool and facility members had assumed. In September 1999, Phoenix joined an arbitration  proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration,  Phoenix and
Sun Life sought to cancel  their  retrocession  agreement  on the  grounds  that material  misstatements and nondisclosures  were made to them about, among other
things,  the  amount  of  risks  they  would  be  reinsuring.   The  arbitration
proceedings are ongoing only with respect to the Unicover pool, because Phoenix,
Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000.

In its capacity as a retrocessionaire  of the Unicover business,  Phoenix had an extensive  program of its own  reinsurance in place to protect it from financial exposure to the risks it had assumed. Currently, Phoenix is involved in separate arbitration  proceedings  with  certain of its own  retrocessionaires  which are seeking on various grounds to avoid paying any amounts to Phoenix. Most of these proceedings  remain in their preliminary  phases.  Because the same retrocession program that covers Phoenix's Unicover business covers a significant  portion of its other  remaining  group accident and health  reinsurance  business,  Phoenix could have additional  material losses if one or more of its  retrocesssionaires successfully avoids its obligations.

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

Given the uncertainty  associated  with litigation and other dispute  resolution proceedings,  and the expected long-term development of net claims payments, the estimated amount of the loss on disposal of reinsurance  discontinued operations may differ from actual  results.  However,  it is  management's  opinion,  after consideration of the provisions made in these financial statements,  that future developments will not have a material effect on Phoenix's consolidated financial position.

The assets and  liabilities of the  discontinued  operations  have been excluded from  the  assets  and  liabilities  of  continuing  operations  and  separately identified on the  Consolidated  Balance Sheet.  Net assets of the  discontinued
operations  totaled  $20.7  million  and $20.8  million as of March 31, 2002 and
December 31, 2001, respectively.

There were no discontinued  reinsurance  operating  results for the three months ended March 31, 2002 and 2001 because the operations were discontinued  prior to
January 1, 2001.

9. Commitments and Contingencies

Certain group accident and health reinsurance business has become the subject of disputes  concerning  the  placement of the  business  with  reinsurers  and the recovery of the reinsurance. See note 8, "Discontinued Operations."

Under the terms of the Capital West Asset Management,  LLC ("CapWest")  purchase agreement,  PXP may be  obligated  to pay more  for its  initial  65%  ownership interest in 2005  depending  upon  CapWest's  revenue  growth  through  2004. In addition,  under the  terms of the  purchase  agreement,  PXP will  purchase  an additional 10% ownership interest in CapWest by 2007.

Under the terms of the  Kayne  Anderson  Rudnick  purchase  agreement,  PXP will purchase an additional  15% ownership  interest by 2007. PXP may be obligated to pay  additional  sums in 2004 for its  initial  60%  interest  based  upon Kayne
Anderson Rudnick's management fee revenue growth through 2003.

Under the terms of the  Seneca  purchase  agreement,  PXP is  obligated  to make additional  payments for its ownership  interest in 2002 and future years to the extent there is growth in Seneca's revenues. This amount totaled $3.5 million in the first quarter of 2002.

Phoenix  makes  off-balance   sheet  commitments   related  to  venture  capital
partnerships.  As of March 31, 2002,  total unfunded  capital  commitments  were
$162.0 million.

Phoenix also unconditionally  guarantees loans to Phoenix Life and PXP under the master credit facility.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's   discussion  and  analysis  reviews  our  consolidated   financial
condition  as  of  March  31,  2002  as  compared  to  December  31,  2001;  our consolidated results of operations for the three months ended March 31, 2002 and
2001;  and,  where  appropriate,  factors  that may affect our future  financial performance. This discussion and analysis should be read in conjunction with the unaudited  interim  financial  statements  and  notes  thereto  of  The  Phoenix
Companies,  Inc. ("Phoenix")  contained in this filing as well as in conjunction with the audited  financial  statements and related notes included in the Annual
Report on Form 10-K of Phoenix for the year ended December 31, 2001.

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

Our Demutualization

On June 25, 2001,  Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual")
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
On June 25, 2001, Phoenix Life allocated assets to the closed block in an amount that  produces  cash flows which,  together  with  anticipated  revenue from the closed  block  policies,  are  reasonably  expected  to  be  sufficient  in  the aggregate:  (i) to support the  obligations  and  liabilities  relating to these policies, and (ii) to provide for a continuation of dividend scales in effect at that time,  if the  experience  underlying  such scales  continues.  Appropriate adjustments will be made to the dividend scales when actual  experience  differs from the aggregate experience underlying such scales.

In addition to the closed block assets,  we hold assets outside the closed block in support of closed block liabilities. Investment earnings on these assets less allocated expenses and the amortization of deferred acquisition costs provide an additional source of earnings to our stockholders. In addition, the amortization of deferred  acquisition costs requires the use of various  assumptions.  To the
extent  that  actual   experience  is  more  or  less  favorable  than  assumed,
stockholder earnings will be impacted.

In addition, Phoenix Life remains responsible for paying the benefits guaranteed under the policies included in the closed block, even if cash flows and revenues from the closed block prove insufficient.  We funded the closed block to provide for these  payments and for  continuation  of  dividends  paid under 2000 policy dividend  scales,  assuming  the  experience  underlying  such  dividend  scales continues. Therefore, we do not believe that Phoenix Life will have to pay these benefits from assets  outside the closed block unless the closed block  business experiences  very  substantial  adverse  deviations  in  investment,  mortality, persistency  or other  experience  factors.  We intend to accrue any  additional contributions  necessary to fund  guaranteed  benefits under the closed block if and when it becomes probable that we will be required to fund any shortage.

The  allocation of assets for the closed block was made as of December 31, 1999.
Consequently, cumulative earnings on the closed block assets and liabilities for the period  January 1, 2001 to March 31, 2002 in excess of  expected  cumulative earnings  do not  inure  to  stockholders  and have  been  used to  establish  a policyholder  dividend  obligation  as of March 31,  2002.  The  decrease in the policyholder  dividend  obligation of $64.4 million  pre-tax,  consists of $26.2 million of pre-tax  losses for the period  January 1, 2002 to March 31, 2002 and the  unrealized  losses on assets in the closed block for the period  January 1,
2002 to March 31, 2002 of $38.2 million, pre-tax.

We incurred costs relating to the  demutualization,  excluding costs relating to the initial  public  offering,  of $38.6  million,  net of income taxes of $10.0 million,  of which $14.1 million was  recognized in the year ended  December 31,
2000,  $23.9 million was recognized in the year ended December 31, 2001 and $0.6 million was  recognized in the three months ended March 31, 2002. We estimate we will have additional  after-tax expenses relating to the demutualization of $0.2 million in 2002.

Recently Issued Accounting Standards

Business Combinations/Goodwill and Other Intangible Assets. Effective January 1,
2002,  we adopted a new  accounting  standard for goodwill and other  intangible assets.  The  standard  primarily  addresses  the  accounting  for  goodwill and intangible assets subsequent to their initial  recognition.  Under the standard, amortization  of goodwill  and other  intangible  assets with  indefinite  lives recorded in past business  combinations is discontinued after 2001 and reporting units  must  be  identified  for  the  purpose  of  assessing  potential  future impairments of goodwill. In accordance with the standard,  goodwill amortization will not be recognized after 2001.

The  provisions of the standard  also apply to  equity-method  investments.  The standard prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

The standard also requires that goodwill and indefinite-lived  intangible assets be tested at least  annually  for  impairment.  Upon  adoption of the  standard, intangible assets deemed to have an indefinite life was tested for impairment by comparing the fair value to the carrying amount of the asset as of the beginning of the fiscal year in the year of adoption.  The effect of adopting the standard in 2002 decreased  after-tax  income by $130.3 million ($1.29 per share) for the three months ended March 31, 2002, primarily due to declines in the market value of the business units previously acquired.  Goodwill amortization  recognized in the first quarter of 2001 was $4.0 million.

Impairment of  Long-Lived  Assets.  Effective  January 1, 2002, we adopted a new accounting  standard,  Accounting  for the  Impairment or Disposal of Long-Lived
Assets. Under the standard, long-lived assets to be sold within one year must be separately  identified  and carried at the lower of carrying value or fair value less cost to sell.

Long-lived  assets  expected  to be held  longer  than one year are  subject  to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer  expected to be sold within one year,  such as some  foreclosed real  estate,  must be written  down to the lower of current  fair value or fair value  at the  date  of  foreclosure  adjusted  to  reflect  depreciation  since acquisition.  Upon adoption of the standard, we determined there was no material effect on our results of operations or financial condition.

Consolidated Results of Operations

The following table presents summary  consolidated  financial data for the three months ended March 31, 2002 and 2001 (in millions).

                                                                              2002           2001         Change
                                                                            ----------     ----------    ----------
REVENUES:
Premiums............................................................         $257.4         $266.0        $ (8.6)
Insurance and investment product fees...............................          140.3          145.5          (5.2)
Net investment income...............................................          231.2          168.2          63.0
Net realized investment losses......................................          (35.0)         (15.6)        (19.4)
                                                                            ----------     ----------    ----------
     Total revenues.................................................          593.9          564.1          29.8
                                                                            ----------     ----------    ----------
BENEFITS AND EXPENSES:
Policy benefits and increase in policy liabilities..................          333.9          334.1           (.2)
Policyholder dividends..............................................           74.2          106.3         (32.1)
Policy acquisition cost amortization................................          (10.9)          35.1         (46.0)
Intangible asset amortization.......................................            8.1           13.2          (5.1)
Interest expense....................................................            7.7            7.1            .6
Demutualization expenses............................................             .9           10.7          (9.8)
Other operating expenses............................................          136.0          237.4        (101.4)
                                                                            ----------     ----------    ----------
     Total benefits and expenses....................................          549.9          743.9        (194.0)
                                                                            ----------     ----------    ----------
Income (loss) before income taxes and minority interest.............           44.0         (179.8)        223.8
Applicable income tax expense (benefit).............................           12.3          (69.0)         81.3
                                                                            ----------     ----------    ----------
Income (loss) before minority interest..............................           31.7         (110.8)        142.5
Minority interest in net income of subsidiaries.....................           (2.8)          (1.8)         (1.0)
                                                                            ----------     ----------    ----------
Income (loss) before cumulative effects of accounting changes ......           28.9         (112.6)        141.5
Cumulative effect of accounting changes:
    Goodwill impairment.............................................         (130.3)            --        (130.3)
    Venture capital partnerships and derivative financial instruments            --          (44.9)         44.9
                                                                            ----------     ----------    ----------
Net loss ...........................................................       $ (101.4)      $ (157.5)       $ 56.1
                                                                            ==========     ==========    ==========

The  increase in net  investment  income of 38% for the three months ended March
31, 2002 was primarily due to smaller losses in our venture  capital  portfolio, compared to significant declines in the first quarter of 2001.

The  increase in net  realized  investment  losses of 124% for the three  months ended March 31, 2002 was primarily  due to increased  credit  related  losses in telecom and  collateralized  debt  obligation  holdings.  The  majority of these losses  were  in  the  closed  block  and  were  offset  by a  decrease  to  the policyholder dividend obligation.

The decrease in  policyholder  dividends of 30% for the three months ended March
31,  2002  was  primarily  due to the  decrease  in  the  policyholder  dividend obligation  as a result of net realized  investment  losses.  This  decrease was slightly offset by the increase in dividends paid to policyholders.

The  decrease  in policy  acquisition  cost  amortization  of 131% for the three months ended March 31, 2002 is primarily due to revised  mortality  assumptions.
In the first quarter of 2002, we refined the mortality  assumptions  used in the development of estimated  gross margins to reflect  favorable  experience.  As a result,  the amortization of deferred  acquisition costs in the closed block was revised to reflect  higher future  estimated  gross  margins.  Accordingly,  the amortization  cost  decreased.  This  revision  also resulted in a $22.1 million increase  in the  DAC  balances  for  individual  participating  life  insurance policies.

The decrease in intangible asset  amortization of 39% for the three months ended
March  31,  2002  resulted  primarily  from  our  adoption  of a new  accounting standard,  which  eliminates the  amortization of goodwill and  indefinite-lived
intangible   assets  beginning   January  1,  2002,   partially  offset  by  the
amortization  of  intangible  assets  resulting  from our  acquisition  of a 60%
interest in Kayne Anderson Rudnick in January 2002.

The decrease in other operating expenses of 43% for the three months ended March
31, 2002 is  primarily  due to the  decrease of $89.9  million in  non-recurring items including  expenses of $71.6 million related to the acquisition of the PXP minority  interest and of $18.3 million related to an early retirement  program.
Other  operating  expenses  decreased in the Life and Annuity segment by 6% as a result of lower  commissions  for certain  Life and Annuity  distributors  and a higher level of  reinsurance  allowances  in 2001 compared to 2002. In addition, other operating  expenses decreased in the Corporate and Other segment by 51% as a result of exiting our  physician  practice  management  business in the second quarter  of 2001.  Corporate  and Other  also  experienced  lower  compensation, advertising,  and charitable  contributions  during the three months ended March
31, 2002 compared to the same period in 2001. As a result,  we believe we are on track to reduce expenses by more than $25 million by the end of 2002.

The income tax expense was $12.3  million for the three  months  ended March 31,
2002  compared  to an income tax benefit of $69.0  million for the three  months ended March 31, 2001. This change  reflects a tax expense from operating  income for the three  months  ended  March  31,  2002,  compared  to a tax  benefit  on operating  losses for the three months ended March 31, 2001.  The  effective tax rate  decreased to 28.0% for the three months ended March 31, 2002 compared to a nominal tax rate of 35%,  primarily due to an IRS tax  settlement and low-income housing credits.

The increase in minority  interest in net income of  subsidiaries of 56% for the three months  ended March 31, 2002 was due to  increased  earnings in Seneca and the acquisition of Kayne Anderson Rudnick.

Results of Operations by Segment

We evaluate  segment  performance  on the basis of segment  after-tax  operating income.  Realized  investment  gains and some  non-recurring  items are excluded because we do not consider them when evaluating the financial performance of the segments.  The size and timing of realized investment gains are often subject to our discretion. Non-recurring items are removed from segment after-tax operating income if, in our opinion,  they are not indicative of overall operating trends.
While some of these items may be significant  components of net income  reported in accordance with generally accepted accounting principles ("GAAP"), we believe
that  segment  after-tax   operating  income  is  an  appropriate  measure  that
represents  the  net  income  attributable  to  the  ongoing  operations  of our business.  The criteria  used to identify  non-recurring  items and to determine whether to exclude a non-recurring item from segment after-tax  operating income include whether the item is infrequent and:

    -  is material to the segment's after-tax operating income; or
    -  results from a business restructuring; or
    -  results from a change in the regulatory environment; or
    -  relates to other unusual circumstances (e.g., litigation).

Non-recurring  items excluded from segment  after-tax  operating income may vary from period to period.  Because such items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist.  Segment after-tax  operating  income is not a substitute  for net income  determined  in accordance  with GAAP and may be different  from  similarly  titled  measures of other companies.

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

The following table presents a  reconciliation  of segment  after-tax  operating income to GAAP  reported  income for the three  months  ended March 31, 2002 and
2001 (in millions).

                                                                  2002             2001
                                                               ------------     -----------
SEGMENT OPERATING INCOME:

Life and Annuity.............................................      $  18.3          $  5.9
Investment Management........................................          2.4              .2
Venture Capital..............................................         (3.3)          (37.3)
Corporate and Other..........................................         (4.6)           (8.7)
                                                               ------------     -----------
     Total segment after-tax operating income (loss).........         12.8           (39.9)
                                                               ------------     -----------
ADJUSTMENTS:

Net realized investment gains (losses).......................          1.6           (10.1)
Deferred policy acquisition costs............................         15.1              --
Pension adjustment...........................................           --            (6.9)
Demutualization expenses.....................................          (.6)          (11.9)
Expense of purchase of PXP minority interest.................           --           (43.8)
                                                               ------------     -----------
     Total after-tax adjustments.............................         16.1           (72.7)
                                                               ------------     -----------
GAAP REPORTED INCOME:
Income (loss) before cumulative effect of
  accounting changes.........................................      $  28.9         $(112.6)
                                                               ============     ===========
Life and Annuity Segment

The following table presents summary financial data relating to Life and Annuity for the three months ended March 31, 2002 and 2001 (in millions).

                                                                2002            2001            Change
                                                             ------------    ------------     -----------
    REVENUES:
    Premiums..............................................       $ 257.4         $ 266.0          $ (8.6)
    Insurance and investment product fees.................          77.6            78.3             (.7)
    Net investment income                                          223.2           218.2             5.0
                                                             ------------    ------------     -----------
           Total revenues.................................         558.2           562.5            (4.3)
                                                             ------------    ------------     -----------
    BENEFITS AND EXPENSES:
    Policy benefits and dividends.........................         439.7           437.6              2.1
    Policy acquisition cost amortization..................          14.7            35.1            (20.4)
    Other operating expenses..............................          75.6            80.8             (5.2)
                                                             ------------    ------------     -----------
            Total expenses................................         530.0           553.5            (23.5)
                                                             ------------    ------------     -----------

    Operating income before income taxes..................          28.2             9.0             19.2
    Applicable income tax expense.........................           9.9             3.1              6.8
                                                             ------------    ------------     -----------
    Segment operating income..............................        $ 18.3          $  5.9           $ 12.4
                                                             ============    ============     ===========

The decrease in policy acquisition cost amortization of 58% for the three months ended March 31, 2002 is primarily due to revised mortality assumptions. Deferred policy  acquisition  costs ("DAC") for individual  participating  life insurance
policies  are  amortized  in  proportion  to  estimated   gross   margins.   The
amortization  process  requires the use of various  assumptions,  estimates  and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past  experience,  industry  studies,  regulatory  requirements and judgments  about the  future.  In the first  quarter  of 2002,  we  refined  the mortality  assumptions  used in the  development  of estimated  gross margins to reflect favorable experience.

The decrease in other operating  expenses of 6% for the three months ended March
31, 2002 is  primarily  due to lower  commissions  for certain  Life and Annuity distributors  and a higher level of  reinsurance  allowances in 2001 compared to
2002.

Investment Management Segment

The  following  table  presents  summary  financial  data relating to Investment
Management for the three months ended March 31, 2002 and 2001 (in millions).

                                                                2002              2001              Change
                                                             ------------      ------------       ------------
    REVENUES:
    Investment product fees................................       $ 66.7            $ 70.7           $   (4.0)
    Net investment income..................................          3.2               2.5                 .7
                                                             ------------      ------------       ------------
           Total revenues..................................         69.9              73.2               (3.3)
                                                             ------------      ------------       ------------
    EXPENSES:
    Intangible asset amortization..........................          8.1              12.5               (4.4)
    Other operating expenses...............................         57.1              57.2                (.1)
                                                             ------------      ------------       ------------
            Total expenses.................................         65.2              69.7               (4.5)
                                                             ------------      ------------       ------------
    Income (loss) from continuing operations before
       income taxes and minority interest..................          4.7               3.5                1.2
    Applicable income tax (benefit) expense................          (.5)              1.5               (2.0)
    Minority   interest  in  net  income  of   subsidiaries         (2.8)             (1.8)              (1.0)
                                                             ------------      ------------       ------------
    Segment operating loss.................................       $  2.4         $      .2           $    2.2
                                                             ============      ============       ============

The decrease in  investment  product fees of 6% for the three months ended March
31, 2002 was  primarily  the result of a decrease in the fee  structure  for the
Phoenix general account,  partially offset by increases of $5.5 billion and $4.0
billion  in  average  assets  under   management  for  the  private  client  and
institutional  lines of business,  respectively.  The increase in average assets under  management is the result of our  acquisition  of Kayne Anderson
Rudnick in January 2002.

The  increase  in net  investment  income  was due  primarily  to  equity in the increased earnings of Aberdeen.

The decrease in intangible asset  amortization of 35% for the three months ended
March  31,  2002  resulted  primarily  from  our  adoption  of a new  accounting standard,  which  eliminates the  amortization of goodwill and  indefinite-lived
intangible   assets  beginning   January  1,  2002,   partially  offset  by  the
amortization  of  intangible  assets  resulting  from our  acquisition  of a 60%
interest in Kayne Anderson Rudnick in January 2002.

The increase in minority  interest in net income of  subsidiaries of 56% for the three months  ended March 31, 2002 was due to  increased  earnings in Seneca and the acquisition of Kayne Anderson Rudnick.

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
Therefore,  beginning  in the first  quarter  of 2001 we  changed  our method of applying the equity  method of  accounting  to eliminate  the  quarterly  lag in reporting. We removed the lag in reporting by estimating the change in our share of the net equity in earnings of the venture capital partnerships for the period from  December  31,  2000,  the date of the most  recent  financial  information provided by the  partnerships,  to our then current  reporting date of March 31,
2001. To estimate the net equity in earnings of the venture capital partnerships for each quarter,  we developed a methodology to estimate the change in value of the  underlying  investee  companies in the venture  capital  partnerships.  For public  investee  companies,  we used  quoted  market  prices at the end of each quarter,  applying  liquidity  discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private  investee  companies,  we applied a public industry sector index to roll the value forward each quarter.  We applied this methodology  consistently  each quarter with  subsequent  adjustments to reflect  market events  reported by the partnerships  (e.g.,  new rounds of  financing,  initial  public  offerings  and writedowns by the general partners).  In addition, on an annual basis we revised the  valuations  we have  assigned  to the  investee  companies  to reflect  the valuations  contained  in the audited  financial  statements  received  from the venture capital  partnerships.  Our venture  capital  earnings remain subject to variability.

In the first  quarter of 2001,  we  recorded a charge of $48.8  million  (net of income  taxes of $26.3  million)  representing  the  cumulative  effect  of this accounting change on the fourth quarter of 2000. The cumulative effect was based on  the  actual  fourth  quarter  2000  financial  results  as  reported  by the partnerships.

The following table presents summary  financial data relating to Venture Capital for the quarters ended March 31, 2002 and 2001 (in millions).

                                                               2002           2001         Change
                                                             ----------     ----------    ----------
    REVENUES:
    Net investment loss...............................         $ (5.0)       $ (57.3)         $52.3
                                                             ----------     ----------    ----------
    Operating loss before income taxes................           (5.0)         (57.3)          52.3
    EXPENSES:
    Applicable income tax benefit.....................           (1.7)         (20.0)          18.3
                                                             ----------     ----------    ----------
         Segment operating loss (1)...................         $ (3.3)       $ (37.3)         $34.0
                                                             ==========     ==========    ==========

(1)  Excludes the charge of $48.8 million  representing the cumulative effect of an accounting change in the first quarter of 2001, as described above.

The  increase in net  investment  income of 91% for the three months ended March
31,  2002 was due to  declines  in the sector  indexes in 2001,  which were more severe than they were in 2002,  applied against a higher  investment  balance in
2001. The 2002 balance represents an adjustment to the 2001 audited  partnership financial  statements of a $12.9 million gain offset by operating losses of $2.0 million and a first  quarter loss estimate of $15.9 million based on declines in the industry sector indexes.

Corporate and Other Segment

The following  table presents  summary  financial data relating to Corporate and
Other for the quarters ended March 31, 2002 and 2001 (in millions).

                                                                   2002           2001           Change
                                                                -----------    -----------     -----------
    REVENUES:
    Insurance and investment product fees.................           $ 2.8         $  3.7          $  (.9)
    Net investment income.................................             7.4            2.9             4.5
                                                                -----------    -----------     -----------
           Total revenues.................................            10.2            6.6             3.6
                                                                -----------    -----------     -----------
    EXPENSES:
    Policy benefits, excluding policyholder dividends ....             3.6            2.8              .8
    Interest expense......................................             7.7            7.1              .6
    Other operating expenses..............................             7.6           15.6            (8.0)
                                                                -----------    -----------     -----------
           Total expenses.................................            18.9           25.5            (6.6)
                                                                -----------    -----------     -----------
    Operating loss before income taxes....................            (8.7)         (18.9)           10.2
    Applicable income tax benefit.........................            (4.1)         (10.2)            6.1
                                                                -----------    -----------     -----------
           Segment operating loss.........................          $ (4.6)        $ (8.7)         $  4.1
                                                                ===========    ===========     ===========

The increase in net  investment  income of 155% for the three months ended March
31, 2002 was primarily  due to our equity in the increased  earnings of EMCO and
Hilb,  Rogal and  Hamilton  Company.  Also,  interest on  inter-company  lending increased,  offset by a decline due to asset  re-allocation to Life and Annuity, effective January 1, 2002.

The decrease in other operating expenses of 51% for the three months ended March
31, 2002 was primarily the result of exiting our physician  practice  management business in the second quarter of 2001. We also experienced lower  compensation, advertising,  charitable  contributions and income tax expenses during the three months ended March 31, 2002 compared to the same period in 2001.

General Account

The  invested  assets in our general  account are  generally of high quality and broadly  diversified  across asset classes,  sectors and individual  credits and issuers.  Our Investment  Management  professionals  manage our general  account assets. We manage our general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are  structured to support the  financial  characteristics  of the specific liability or liabilities within them.  Segmentation of assets allows us to manage the risks and measure  returns on capital  for our various  businesses and products.

Separate Account and Investment Trust Assets

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

Investment trusts are assets held for the benefit of those institutional clients which have investments in structured finance products offered and managed by our investment management subsidiary. Investment trusts for which PXP is the sponsor and actively manages the assets, and for which there is not a substantive amount of outside third party equity  investment in the trust,  are consolidated in the financial  statements.  In  2001,  we  determined  that  two  out of  the  eight investment  trusts  that PXP  sponsored  did not have a  substantive  amount  of outside equity and, as a result,  we concluded that  consolidation was required.
Our financial exposure is limited to our share of equity and bond investments in these  vehicles and there are no financial  guarantees  from, or recourse to, us for these  investment  trusts.  Asset  valuation  changes are directly offset by changes in the corresponding liabilities.  We receive investment management fees for services provided to the trusts.

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
As of March  31,  2002,  debt  securities  represented  69% of  general  account invested  assets,  with a  carrying  value of  $10,014.0  million.  Public  debt securities  represented  77% of  this  total  amount,  with  the  remaining  23%
consisted of private debt  securities.  Our debt  securities  are  classified as available-for-sale  and are  reported  at fair  value with  unrealized  gains or losses included in equity.

Each year,  the majority of our net cash flows are invested in investment  grade debt securities.  However, we maintain a portfolio allocation between 6% and 10%
of debt securities in below investment grade rated bonds.  Allocations are based
on  our   assessment  of  relative   value  and  the   likelihood  of  enhancing
risk-adjusted  portfolio returns. The size of our allocation to below investment grade bonds is constrained  by the size of our net worth.  We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly if a major economic downturn occurs. As of March
31,  2002,  total debt  securities  having an increased  risk of default  (those securities with a Securities  Valuation Office ("SVO") securities rating of four or greater) totaled $191.5 million, or 2%, of our total debt security portfolio, and our below investment grade debt securities  represented 8% of our total debt security portfolio.

The following table displays the SVO ratings for our debt security  portfolio as of March 31, 2002 and December 31, 2001 (in millions),  along with an equivalent
S&P  rating  agency  designation.  The majority of our bonds are  investment grade, with 92% invested in Categories 1 and 2 securities as of March 31, 2002.

Total Debt Securities by Credit Quality

                SVO Rating               S&P Equivalent Designation                    2002             2001
                ----------               --------------------------------------     ------------     ------------
                         1               AAA/AA/A                                      $6,558.2         $6,139.3
                         2               BBB                                            2,700.1          2,686.7
                         3               BB                                               574.4            581.6
                         4               B                                                150.5            173.0
                         5               CCC and lower                                     24.2             38.6
                         6               In or near default                                16.8             23.3
                                                                                    ------------     ------------
                                              Total                                    10,024.2          9,634.0
                Less debt securities of discontinued operations................            10.2             34.8
                                                                                    ------------     ------------
                Total debt securities, continuing operations...................      $ 10,014.0         $9,607.7
                                                                                    ============     ============

The  following  table  displays the credit  quality of our public debt  security portfolio as of March 31, 2002 and December 31, 2001 (in millions).

Public Debt Securities by Credit Quality....

                SVO Rating               S&P Equivalent Designation                    2002             2001
                ----------               --------------------------------------     ------------     ------------
                         1               AAA/AA/A                                      $5,411.4         $5,019.3
                         2               BBB                                            1,704.8          1,667.9
                         3               BB                                               452.3            452.9
                         4               B                                                129.8            150.4
                         5               CCC and lower                                     12.5             18.0
                         6               In or near default                                16.8             19.8
                                                                                    ------------     ------------
                                              Total                                   $ 7,727.6         $7,328.3
                                                                                    ============     ============

The  following  table  displays the credit  quality of our private debt security portfolio as of March 31, 2002 and December 31, 2001 (in millions).

Private Debt Securities by Credit Quality

                SVO Rating               S&P Equivalent Designation                    2002             2001
                ----------               --------------------------------------     ------------     ------------
                         1               AAA/AA/A                                      $1,146.8         $1,111.5
                         2               BBB                                              995.3          1,018.8
                         3               BB                                               122.1            128.7
                         4               B                                                 20.7             22.6
                         5               CCC and lower                                     11.7             20.6
                         6               In or near default                                  --              3.5
                                                                                    ------------     ------------
                                              Total                                    $2,296.6         $2,305.7
                                                                                    ============     ============

Liquidity and Capital Resources

In the normal course of business,  we enter into transactions  involving various types of financial  instruments  such as debt securities and equity  securities.
These  instruments  have credit risk and also may be subject to risk of loss due to  interest  rate and  market  fluctuations.  We also  make  off-balance  sheet commitments related to venture capital partnerships;  as of March 31, 2002, such total unfunded capital commitments were $162.0 million.

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

Our primary  source of liquidity is dividends  from Phoenix  Life.  Based on the historic  cash flows and the  current  financial  results of Phoenix  Life,  and subject to any  dividend  limitations  which may be imposed upon Phoenix Life or any of its  subsidiaries by regulatory  authorities,  we believe that cash flows from Phoenix Life's operating activities will be sufficient to enable us to make dividend payments on our common stock, pay our operating  expenses,  service our outstanding  debt, make  contributions  to our  subsidiaries  and meet our other obligations.  In addition,  we have a master credit facility (the "Master Credit
Facility") under which we have direct borrowing  rights,  as do Phoenix Life and
PXP with our unconditional guarantee.

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

The following  table  summarizes  Phoenix Life's annuity  contract  reserves and deposit fund liabilities in terms of contractholders'  ability to withdraw funds as of March 31, 2002 and December 31, 2001 (dollars in millions):

                                                Withdrawal Characteristics of Annuity Contract
                                                  Reserves and Deposit Fund Liabilities (1)

                                                                                    2002                     2001
                                                                          -----------------------   ----------------------
                                                                              Amount         %         Amount          %
                                                                          -----------   ---------   -----------   --------

               Not subject to discretionary withdrawal provisions ......     $ 172.3          3%       $ 173.9         3%
               Subject to discretionary withdrawal without adjustment...     1,282.4         24%       1,054.8        21%
               Subject to discretionary withdrawal with market value
                  adjustment............................................       299.1          6%         239.1         5%
               Subject to discretionary withdrawal at contract value
                  less surrender charge.................................       489.9          9%         453.3         9%
               Subject to discretionary withdrawal at market value .....     3,079.5         58%       3,087.5        62%
                                                                          -----------   ---------   -----------   --------
               Total annuity contract reserves and deposit fund
                  liabiltiy.............................................   $ 5,323.2        100%     $ 5,008.6       100%
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

Individual  life insurance  policies,  other than term life insurance  policies, increase in cash values over their lives. Policyholders have the right to borrow from Phoenix Life an amount  generally up to the cash value of their policies at any time. As of March 31, 2002, Phoenix Life had approximately  $10.6 billion in cash values with respect to which policyholders had rights to take policy loans.
The majority of cash values  eligible for policy loans are at variable  interest rates that are reset annually on the policy  anniversary.  Phoenix Life's amount of policy loans has not changed  significantly since 1999. Policy loans at March
31, 2002 were $2.2 billion.

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

PXP

PXP's cash  requirements  are  primarily  to fund  operating  expenses and repay outstanding  debt.  PXP also  will  require  liquidity  to fund the costs of any future acquisitions.  Historically, PXP's principal source of liquidity has been cash  flows  from  operations.  We expect  that cash flow from  operations  will continue to be PXP's  principal  source of working  capital for the  foreseeable future.  PXP,  together with Phoenix and Phoenix Life, has entered into a master credit facility.  Under this facility,  PXP has direct borrowing rights, subject to  Phoenix's  unconditional  guarantee.  See "Debt  Financing--  Master  Credit
Facility."  We believe that PXP's current and  anticipated  sources of liquidity are adequate to meet its present and anticipated needs.

Debt Financing

As of March 31, 2002, we had  outstanding  debt of $300 million  (excluding  the indebtedness  of Phoenix Life and PXP described  below under  "Phoenix Life" and
"PXP," respectively).

Debt  offering.  On December  19,  2001,  we  completed a debt  offering of $300 million,  thirty-year senior unsecured bonds at a coupon of 7.45%. The bonds are traded on the New York Stock  Exchange  under the symbol PFX. The carrying value at March 31, 2002 was $300 million.

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
We unconditionally guarantee loans to Phoenix Life and PXP. Base rate loans bear interest at the greater of the Bank of Montreal's  prime  commercial rate or the effective  federal funds rate plus 0.5%.  Eurodollar rate loans bear interest at
LIBOR plus an applicable  margin.  At March 31, 2002,  the  outstanding  balance under this facility was $125 million,  subject to the Eurdollar rate  structure.
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

Phoenix Life

As of March 31, 2002,  Phoenix Life had $175  million of debt  outstanding,  but none under the Master Credit Facility.

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

PXP

As of March 31, 2002, PXP had $464 million of debt outstanding, including:

Phoenix  Life  Subordinated  Note.  In exchange for the  debentures  held by it,
Phoenix  Life  agreed  to  accept  from PXP,  in lieu of cash,  a $69.0  million subordinated note due 2006,  bearing interest annually at the rate of LIBOR plus two hundred basis points.

Phoenix  Subordinated Note. In December 2001, PXP paid down $150 million in debt from the Master Credit  Facility and borrowed from Phoenix in the form of a $150 million  subordinated  note due 2007,  bearing interest  annually at the rate of
LIBOR plus  seventy-two  basis  points.  During the first  quarter of 2002,  PXP borrowed an  additional  $100 million from Phoenix to fund the purchase of Kayne
Anderson Rudnick.

Senior  Note.  During the first  quarter of 2002,  PXP borrowed $20 million from
Phoenix to fund significant non-operating cash outflows. The senior note matures in 2006 and bears interest annually at 7.6%.

Master  Credit  Facility.  As of March 31,  2002,  PXP had $125  million of debt outstanding under the Master Credit Facility.

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

Risk Based Capital

Section 1322 of the New York  Insurance Law requires that New York life insurers report their risk based capital ("RBC"). RBC is based on a formula calculated by applying  factors to various asset,  premium and statutory  reserve  items.  The formula takes into account the risk  characteristics  of the insurer,  including asset risk,  insurance risk,  interest rate risk and business risk. Section 1322 gives the New York Superintendent of Insurance explicit regulatory  authority to require  various  actions by, or take various  actions  against,  insurers whose total adjusted  capital does not exceed  certain RBC levels.  As of December 31,
2001,  Phoenix Life's total adjusted  capital was in excess of each of these RBC levels. Each of the U.S. insurance  subsidiaries of Phoenix Life is also subject to these same RBC  requirements.  As of December  31, 2001,  the total  adjusted capital of each of these insurance  subsidiaries  was in excess of each of their respective RBC levels.

Net Capital Requirements

Phoenix Equity Planning Corporation ("PEPCO"),  PXP Securities Corp. ("PSC") and
Rutherford, Brown and Catherwood, LLC ("Rutherford"),  each a direct or indirect owned subsidiary of PXP, PHOENIXLINK  Investments,  Inc. ("PHOENIXLINK") and PFG
Distribution  Company,  both of which are subsidiaries of Phoenix Life, and Main
Street  Management and WS Griffith,  both of which are  subsidiaries  of Phoenix
Distribution   Management   Company,   are  each  subject  to  the  net  capital
requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934 (the "Exchange Act").  Each company is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. PEPCO had net  capital  of  approximately  $6.5  million.  This  amount  exceeded  PEPCO's regulatory minimum of $0.8 million.  The ratio of aggregate  indebtedness to net capital  for PEPCO was 1.9 to 1. The  ratios of  aggregate  indebtedness  to net capital for each of the other listed  broker-dealers  were also below the margin limit at March 31, 2002.

Consolidated Cash Flows

The following table presents summary  consolidated  cash flow data for the three months ended March 31, 2002 and 2001 for the purpose of illustrating significant changes in the components of our cash flows (in millions).

                                                                            2002                 2001
                                                                        --------------     -----------------

Cash from (for) operations............................................  $       7.7        $    (23.5)
Cash from financing activities........................................        274.6             140.9

The increase in cash from  operations  in the first quarter of 2002 is primarily due to lower operating  expenses partially offset by lower investment income and higher claim payments by our reinsurance discontinued operations.

The increase in cash from financing  activities is largely due to an increase in net annuity  deposits in the guaranteed  interest account and increased sales of fixed annuities,  partially offset by a buyback of treasury stock, distributions to minority stockholders and a lower level of borrowing.

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

One of the key  measures  we use to  quantify  this  interest  rate  exposure is duration. Duration is one of the most significant measurement tools in measuring the  sensitivity  of the fair  value of assets  and  liabilities  to  changes in interest rates. For example,  if interest rates increase by 100 basis points, or
1%,  the fair value of an asset with a  duration  of five years is  expected  to decrease by 5%. We believe that as of March 31, 2002 and December 31, 2001,  our asset and liability  portfolio  durations were well matched,  especially for the largest  segments of our balance sheet (i.e.,  whole life and  universal  life).
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

The  tables  below  show the  interest  rate  sensitivity  of our  fixed  income financial  instruments  measured in terms of fair value as of March 31, 2002 and
December 31, 2001 (in  millions).  Given that our asset and liability  portfolio durations  were well  matched for the  periods  indicated,  it is expected  that market value gains or losses in assets would be largely offset by  corresponding changes in liabilities.

            2002:                                                                         Fair Value
                                                                    -------------------------------------------------------
                                                        Book           -100 Basis           As of            +100 Basis
                                                        Value         Point Change         3/31/02          Point Change
                                                  --------------    -----------------    -------------     ----------------
           Cash and short term investments             $  451.8             $  452.1         $  451.8             $  451.4
           Floating rate notes............                135.8                137.3            138.5                139.6
           Long term bonds................             10,019.7             10,677.5         10,174.9              9,698.6
           Commercial mortgages...........                522.7                577.2            555.3                534.6
                                                    ------------         ------------     ------------         ------------
                 Total                               $ 11,130.0           $ 11,844.1       $ 11,320.5           $ 10,824.2
                                                    ============         ============     ============         ============

            2001:                                                                         Fair Value
                                                                    -------------------------------------------------------
                                                        Book           -100 Basis           As of            +100 Basis
                                                        Value         Point Change         12/31/01         Point Change
                                                  --------------    -----------------    -------------     ----------------
           Cash and short term investments             $  514.8             $  515.2          $ 514.8             $  514.4
           Floating rate notes............                150.0                152.4            150.0                147.6
           Long term bonds................              9,490.7             10,145.8          9,657.2              9,193.2
           Commercial mortgages...........                535.8                594.5            571.6                549.8
                                                    ------------         ------------     ------------         ------------
                 Total                               $ 10,691.3           $ 11,407.9       $ 10,893.6           $ 10,405.0
                                                    ============         ============     ============         ============

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

The  tables  below show the  interest  rate  sensitivity  of our  interest  rate derivatives  measured in terms of fair value as of March 31,  2002 and  December
31, 2001 (dollars in  millions).  These  exposures  will change as our insurance liabilities are created and discharged and as a result of ongoing  portfolio and risk management activities.

2002:                                                                          Fair Value
                                             Weighted       -----------------------------------------------------
                                             Average
                           Notional           Term            -100 Basis          As of           +100 Basis
                            Amount           (Years)         Point Change        3/31/02         Point Change
                        ---------------   --------------    ----------------    -----------    ------------------
Interest rate floors        $  85.0             1.3              $  1.0            $ .2               $  --
Interest rate swaps           605.0            11.6                23.9             7.0               (10.0)
Interest rate caps             50.0             6.2                 (.2)             .3                 1.3
                        ------------                          ----------        --------           ---------
      Total                 $ 740.0                              $ 24.7           $ 7.5              $ (8.7)
                        ============                          ==========        ========           =========

2001:                                                                            Fair Value
                                            Weighted        -----------------------------------------------------
                                             Average
                           Notional           Term           -100 Basis          As of           +100 Basis
                            Amount           (Years)         Point Change        12/31/01        Point Change
                        ---------------   --------------    ----------------    -----------    ------------------
Interest rate floors        $ 110.0             1.4              $  1.7           $  .4              $  (.4)
Interest rate swaps           590.0            12.2                25.0             6.4               (12.1)
Interest rate caps             50.0             6.5                  --              .4                 1.3
                        ------------                          ----------       ---------          ----------
      Total                 $ 750.0                              $ 26.7           $ 7.2             $ (11.2)
                        ============                          ==========       =========          ==========

Equity Risk

Equity  risk is the risk  that we will  incur  economic  losses  due to  adverse changes in equity  prices.  Our exposure to changes in equity  prices  primarily results  from our  commitment  to fund our variable  annuity and  variable  life products,  as well as from our holdings of common stocks, mutual funds and other equities.  We manage our insurance  liability risks on an integrated  basis with other risks  through our  liability  and risk  management  and capital and other asset allocation  strategies.  We also manage equity price risk through industry and issuer  diversification  and asset  allocation  techniques.  We held  $303.7 million and $290.9 million in equities on our balance sheet as of March 31, 2002 and December 31, 2001, respectively.  A 10% decline in the relevant equity price would  decrease the value of these assets by  approximately  $30 million and $29 million as of March 31, 2002 and December 31, 2001, respectively.  Conversely, a
10%  increase in the  relevant  equity  price would  increase the value of these assets by  approximately  $30  million  and $29 million as of March 31, 2002 and
December 31, 2001, respectively.

Foreign Exchange Risks

Foreign  exchange  risk is the risk that we will  incur  economic  losses due to adverse changes in foreign currency  exchange rates. Our functional  currency is the U.S. dollar.  Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S.  dollar-denominated  fixed maturity securities and equity securities and through our investments in foreign subsidiaries  and  affiliates.  The  principal  currencies  that create  foreign exchange rate risk for us are the British pound sterling,  due to our investment in Aberdeen and Lombard and the Argentine  Peso,  due to our investment in EMCO.
In the first  quarter of 2002, a charge of $11.1 million was taken through other comprehensive income to reflect the devaluation of the Argentine peso.

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

While it is not  feasible to predict or determine  the ultimate  outcomes of all pending  investigations and legal proceedings or to provide reasonable ranges of potential losses, it is the opinion of our management that such outcomes,  after consideration of available  insurance and reinsurance and the provisions made in our consolidated financial statements, are not likely to have a material adverse effect on our consolidated financial condition.

However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent  unpredictability of litigation, it is possible that an adverse  outcome in certain  matters could,  from time to time,  have a material adverse effect on our operating results or cash flows.

Discontinued Reinsurance Business

The  life  companies'   reinsurance  business  included,   among  other  things,
reinsurance by the life companies of other insurance  companies'  group accident and health  business.  During 1999,  the life companies  placed their  remaining group accident and health  reinsurance  business into runoff,  adopting a formal plan to terminate the related contracts as early as contractually  permitted and not entering  into any new  contracts.  As part of the  decision to  discontinue remaining  reinsurance  operations,  Phoenix Life  reviewed the runoff block and estimated the amount and timing of future net premiums, claims and expenses.

We established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business.  These reserves are a net  present  value  amount  that is based on  currently  known  facts and estimates about,  among other things,  the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite  reinsurance  and our other  reinsurance  to cover our losses and the likely legal and  administrative costs of winding down the business. Total net reserves were $10 million at March
31, 2002.  In addition,  in 1999 we purchased  finite  aggregate  excess-of-loss
reinsurance  to  further   protect  us  from   unfavorable   results  from  this
discontinued  business.  The initial premium for this coverage was $130 million.
The maximum  coverage  available is currently $180 million and increases to $230 million by 2004.

The life companies are involved in two sets of disputes  relating to reinsurance arrangements under which it reinsured group accident and health risks. The first of these  involves  contracts for  reinsurance  of the life and health  carveout components of workers  compensation  insurance arising out of a reinsurance pool created  and  formerly  managed by  Unicover  Managers,  Inc.  ("Unicover").  In addition,  the life  companies  are involved in  arbitrations  and  negotiations pending  in the  United  Kingdom  between  multiple  layers  of  reinsurers  and reinsureds  relating to  transactions  in which the life companies  participated involving certain personal  accident  excess-of-loss  business  reinsured in the
London market.

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

Policyholder Lawsuits Challenging the Plan of Reorganization

Three pending lawsuits seek to challenge Phoenix Life's  reorganization  and the adequacy of the  information  provided to  policyholders  regarding  the plan of reorganization. We believe that each of these lawsuits lacks merit. The first of these  lawsuits,  Andrew Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was
filed on April 16, 2001,  in the Supreme  Court of the State of New York for New
York  County.  The  plaintiff  seeks to  maintain a class  action on behalf of a putative class  consisting of the eligible  policyholders  of Phoenix Life as of
December 18, 2000, the date the plan of  reorganization  was adopted.  Plaintiff seeks  compensatory  damages for losses  allegedly  sustained  by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit  include Phoenix Life and Phoenix and their  directors,  as well as Morgan Stanley &Co. Incorporated,  financial advisor to Phoenix Life in connection with the plan of reorganization.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the June 25, 2001  demutualization of Phoenix Mutual,  during the three  months ended March 31,  2002,  Phoenix  issued 1,005 shares of common stock to  eligible  policyholders,  effective  as of June 25. In reliance on the exemption under Section  3(a)(10) of the Securities Act of 1933,  Phoenix issued such shares to policyholders in exchange for their membership  interests without registration under such Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the three  months  ended  March 31,  2002,  Phoenix  filed the  following reports on Form 8-K:

o    dated  January  7,  2002,   Items  5  and  7,  regarding   announcement  of
     authorization of additional shares for stock repurchase program;

o    dated  February  11,  2002,  Items  5 and 7,  regarding  announcement  of a commission-free purchase and sale program;

o    dated March 19, 2002, Items 5 and 7, regarding announcement of a new member of the company's Board of Directors; and

o    dated  March  26,  2002,  Items  5 and  7,  regarding  announcement  of the appointment  of  Coleman  D. Ross as  executive  vice  president  and chief financial officer, effective April 1, 2002.

                                                               SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                            THE PHOENIX COMPANIES, INC.

                                            By   /s/ Coleman D. Ross
                                            Coleman D. Ross, Executive Vice President and
                                            Chief Financial Officer

May 15, 2002