Form 10-Q
period 2002-06-30
PHOENIX COMPANIES INC/DE
filed 2002-08-13
CIK 1129633

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
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes X.  No__.

On June 30, 2002, the registrant had 98,002,217 shares of common stock outstanding.

========================================================================================================================================

                                                                PART I.
                                                         FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                      THE PHOENIX COMPANIES, INC.
                                                      Consolidated Balance Sheet
                                             (Amounts in millions, except per share data)
                                                  June 30, 2002 and December 31, 2001

                                                                                      2002               2001
                                                                                  --------------    ---------------
              ASSETS:
              Available-for-sale debt securities, at fair value.................     $ 10,679.8          $ 9,607.7
              Equity securities, at fair value..................................          316.9              290.9
              Mortgage loans, at unpaid principal balances......................          497.3              535.8
              Real estate, at lower of cost or fair value.......................           75.2               83.1
              Venture capital partnerships, at equity in net assets.............          261.8              291.7
              Affiliate equity and debt securities..............................          349.8              330.6
              Policy loans, at unpaid principal balances........................        2,182.5            2,172.2
              Other investments.................................................          284.1              282.4
                                                                                  --------------    ---------------
                  Total investments.............................................       14,647.4           13,594.4
              Cash and cash equivalents.........................................          662.7              815.5
              Accrued investment income.........................................          213.0              203.1
              Premiums, accounts and notes receivable...........................          163.3              147.8
              Reinsurance recoverable balances..................................           29.1               21.3
              Deferred policy acquisition costs.................................        1,212.1            1,123.7
              Premises and equipment............................................          115.5              117.7
              Deferred income taxes.............................................             --                1.8
              Goodwill and other intangible assets..............................          847.6              858.6
              Net assets of discontinued operations.............................           20.8               20.8
              Other general account assets......................................           64.5               50.7
              Separate account and investment trust assets......................        5,365.2            5,570.0
                                                                                  --------------    ---------------
                  Total assets..................................................     $ 23,341.2          $22,525.4
                                                                                  ==============    ===============
              LIABILITIES:
              Policy liabilities................................................     $ 12,314.0          $11,993.4
              Policyholder deposit funds........................................        2,224.9            1,368.2
              Deferred income taxes.............................................           22.0                 --
              Indebtedness......................................................          604.3              599.3
              Other general account liabilities.................................          602.1              595.1
              Separate account and investment trust liabilities.................        5,354.5            5,564.9
                                                                                  --------------    ---------------
                  Total liabilities.............................................       21,121.8           20,120.9
                                                                                  --------------    ---------------
              MINORITY INTEREST:
              Minority interest in net assets of subsidiaries...................            7.8                8.8
                                                                                  --------------    ---------------
              STOCKHOLDERS' EQUITY:
              Common stock, $0.01 par value: 1.0 billion shares authorized;
                  106.4 million shares issued...................................            1.0                1.0
              Additional paid-in capital........................................        2,410.4            2,410.4
              Accumulated deficit...............................................         (185.2)             (30.8)
              Accumulated other comprehensive income............................          121.3               81.1
              Treasury stock, at cost: 8.4 million and 4.5 million shares.......         (135.9)             (66.0)
                                                                                  --------------    ---------------
                  Total stockholders' equity....................................        2,211.6            2,395.7
                                                                                  --------------    ---------------
                  Total liabilities, minority interest and stockholders' equity.     $ 23,341.2          $22,525.4
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

                                                          THE PHOENIX COMPANIES, INC.
                                       Consolidated Statement of Income and Comprehensive Income
                                             (Amounts in millions, except per share data)
                                           Three and Six Months Ended June 30, 2002 and 2001

                                                                     Three Months                      Six Months
                                                              ----------------------------     ----------------------------
                                                                 2002            2001             2002            2001
                                                              ------------    ------------     ------------    ------------
REVENUES:
Premiums..................................................        $ 259.4         $ 267.2          $ 516.8         $ 533.2
Insurance and investment product fees.....................          145.9           139.7            286.2           285.2
Net investment income.....................................          215.7           225.7            446.9           393.9
Net realized investment losses............................          (28.6)           (4.9)           (63.6)          (20.5)
                                                              ------------    ------------     ------------    ------------
    Total revenues........................................          592.4           627.7          1,186.3         1,191.8
                                                              ------------    ------------     ------------    ------------
BENEFITS AND EXPENSES:
Policy benefits...........................................          338.9           332.2            672.8           666.3
Policyholder dividends....................................          107.5            89.7            181.7           196.0
Policy acquisition cost amortization......................           11.4            26.9               .5            62.0
Intangible asset amortization.............................            7.8            11.3             15.9            24.5
Interest expense..........................................            7.7             7.7             15.4            14.8
Demutualization expenses..................................             .6             8.8              1.5            19.5
Other operating expenses..................................          179.1           140.2            315.1           377.6
                                                              ------------    ------------     ------------    ------------
    Total benefits and expenses...........................          653.0           616.8          1,202.9         1,360.7
                                                              ------------    ------------     ------------    ------------
Income (loss) before income taxes and minority interest...          (60.6)           10.9            (16.6)         (168.9)
Applicable income tax expense (benefit)...................          (26.7)            5.2            (14.4)          (63.8)
                                                              ------------    ------------     ------------    ------------
Income (loss) before minority interest....................          (33.9)            5.7             (2.2)         (105.1)
Minority interest in net income of subsidiaries...........            3.3             1.7              6.1             3.5
                                                              ------------    ------------     ------------    ------------
Income (loss) before cumulative effect of accounting
   changes................................................          (37.2)            4.0             (8.3)         (108.6)
Cumulative effect of accounting changes:
    Goodwill impairment...................................             --              --           (130.3)             --
    Securitized financial instruments.....................             --           (20.5)              --           (20.5)
    Venture capital partnerships..........................             --              --               --           (48.8)
    Derivative financial instruments......................             --              --               --             3.9
                                                              ------------    ------------     ------------    ------------
Net loss..................................................        $ (37.2)       $  (16.5)        $ (138.6)       $ (174.0)
                                                              ============    ============     ============    ============

BASIC AND DILUTED EARNINGS PER SHARE:
Income (loss) before cumulative effect of accounting
   changes................................................        $  (.37)        $   .04          $  (.08)       $  (1.04)
Cumulative effect of accounting changes ..................             --            (.20)           (1.30)           (.62)
                                                              ------------    ------------     ------------    ------------
Net loss..................................................        $  (.37)        $  (.16)         $ (1.38)       $  (1.66)
                                                              ============    ============     ============    ============
Weighted-average common shares outstanding ...............           99.5           104.6            100.3           104.6
                                                              ============    ============     ============    ============
Pro forma amounts assuming retroactive application
   of accounting changes:
Net income (loss).........................................        $ (37.2)        $   9.1          $  (8.3)        $ (98.5)
                                                              ============    ============     ============    ============
Earnings per share........................................        $  (.37)        $   .09          $  (.08)        $  (.94)                            .09                             (.94)
                                                              ============    ============     ============    ============

DIVIDENDS DECLARED PER SHARE .............................         $  .16         $    --           $  .16          $   --
                                                              ============    ============     ============    ============

COMPREHENSIVE INCOME:
Net loss..................................................        $ (37.2)       $  (16.5)        $ (138.6)       $ (174.0)
                                                              ------------    ------------     ------------    ------------
Other comprehensive income:
    Net unrealized investment gains (losses)..............           72.1             4.7             48.1            (3.6)
    Net unrealized foreign currency translation adjustment
        and other.........................................           10.4            (4.5)            (7.9)          (12.2)
                                                              ------------    ------------     ------------    ------------
        Total other comprehensive income (loss)...........           82.5              .2             40.2           (15.8)
                                                              ------------    ------------     ------------    ------------
Comprehensive income (loss)...............................        $  45.3        $  (16.3)         $ (98.4)       $ (189.8)
                                                              ============    ============     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                      THE PHOENIX COMPANIES, INC.
                                            Consolidated Condensed Statement of Cash Flows
                                                         (Amounts in millions)
                                           Three and Six Months Ended June 30, 2002 and 2001

                                                                        Three Months                    Six Months
                                                                 ----------------------------    --------------------------
                                                                    2002             2001           2002           2001
                                                                 ------------     -----------    -----------    -----------
  OPERATING ACTIVITIES:
  Cash from operations.........................................       $ 42.6          $179.8          $47.6         $155.2
                                                                 ------------     -----------    -----------    -----------
  INVESTING ACTIVITIES:
  Debt security sales, maturities and repayments...............        794.6         1,548.1        1,304.6        2,344.8
  Equity security sales........................................         12.3            36.8           25.4           76.5
  Mortgage loan maturities and principal repayments............         25.7             9.2           39.0           33.5
  Venture capital partnership distributions....................          3.1            13.8           12.3           23.0
  Real estate and other invested assets sales..................         16.2            17.2           38.4           19.9
  Debt security purchases......................................     (1,212.0)       (1,749.9)      (2,185.8)      (2,731.0)
  Equity security purchases....................................        (14.7)           (8.4)         (28.8)         (31.9)
  Venture capital partnership investments......................         (7.5)          (11.2)         (20.5)         (24.1)
  Other invested asset purchases...............................        (30.1)          (33.9)         (50.1)         (46.5)
  Subsidiary purchases.........................................        (23.6)          (27.6)        (134.4)        (394.8)
  Policy loan advances, net....................................        (19.7)          (27.8)         (10.3)         (44.3)
  Premises and equipment additions.............................         (2.0)           (4.2)          (6.3)          (8.1)
                                                                 ------------     -----------    -----------    -----------
  Cash for continuing operations...............................       (457.7)         (237.9)      (1,016.5)        (783.0)
  Cash from discontinued operations............................         10.1            22.0           35.5           38.0
                                                                 ------------     -----------    -----------    -----------
  Cash for investing activities................................       (447.6)         (215.9)        (981.0)        (745.0)
                                                                 ------------     -----------    -----------    -----------
  FINANCING ACTIVITES:
  Policyholder deposit fund receipts, net......................        540.9           (14.3)         856.8           86.6
  Indebtedness proceeds........................................           --              --             --          180.0
  Indebtedness repayments......................................           --           (10.4)            --         (144.6)
  Common stock repurchases.....................................        (35.6)             --          (68.5)            --
  Common stock issuance........................................           --           807.9             --          807.9
  Payments to policyholders in demutualization.................           --           (28.7)            --          (28.7)
  Minority interest distributions..............................         (2.0)            (.9)          (7.7)          (5.6)
                                                                 ------------     -----------    -----------    -----------
  Cash from financing activities...............................        503.3           753.6          780.6          895.6
                                                                 ------------     -----------    -----------    -----------
  Cash and cash equivalents changes............................         98.3           717.5         (152.8)         305.8
  Cash and cash equivalents, beginning of period...............        564.4           308.3          815.5          720.0
                                                                 ------------     -----------    -----------    -----------
  Cash and cash equivalents, end of period.....................       $662.7       $ 1,025.8         $662.7      $ 1,025.8
                                                                 ============     ===========    ===========    ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                                                          THE PHOENIX COMPANIES, INC.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                                         (Amounts in millions)
                                           Three and Six Months Ended June 30, 2002 and 2001

                                                                   Three Months                      Six Months
                                                            ----------------------------    -----------------------------
                                                               2002            2001             2002            2001
                                                            ------------    ------------    -------------    ------------

     Stockholders' equity, beginning of period ......          $2,218.9       $ 1,670.6        $ 2,395.7        $1,840.9

     Common stock and additional paid-in capital:
     Common shares issuable in demutualization ......                --         1,621.7               --         1,621.7
     Policyholder credits and cash payments in
        demutualization..............................                --           (41.5)              --           (41.5)
     Common shares issued in initial public offering.                --           807.9               --           807.9

     Accumulated deficit:
     Net loss........................................             (37.2)          (16.5)          (138.6)         (174.0)
     Common stock dividends declared.................             (15.8)             --            (15.8)             --
     Transfer from retained earnings to common stock
        and additional paid-in capital in demutualization            --        (1,621.7)              --        (1,621.7)
     Policyholder dividend obligation equity
        adjustment...................................                --           (30.3)              --           (30.3)
     Other equity adjustments........................                --              --               --             3.2

     Accumulated other comprehensive income:
     Other comprehensive income (loss)...............              82.5              .2             40.2           (15.8)

     Treasury stock:
     Common shares acquired..........................             (36.8)             --            (69.9)             --
                                                            ------------    ------------     ------------    -------------
     Stockholders' equity, end of period ............          $2,211.6        $2,390.4         $2,211.6        $2,390.4
                                                            ============    ============    =============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                                                          THE PHOENIX COMPANIES, INC.
                                           Notes to the Unaudited Consolidated Financial Statements

1.  Description of Business

    The Phoenix  Companies,  Inc. and its subsidiaries  ("Phoenix")  provide wealth management  products and services offered through a variety of select advisors and financial services firms to serve the accumulation,  preservation and transfer needs of the affluent and high net worth market,  businesses and  institutions.  Phoenix offers a broad range of life  insurance,  annuity and investment management  solutions  through a variety of  distributors.  These products and services are managed  within two operating  segments
    (Life and Annuity and Investment  Management) and two additional  reporting segments (Venture Capital and Corporate and Other). See note 6, "Segment Information."

2.  Basis of Presentation

    The accompanying  unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial  information.  Accordingly,  they do not include all of the information and footnotes required by GAAP for complete financial statements.

    In the opinion of management,  all adjustments  (consisting  only of normal  recurring  accruals)  considered  necessary for a fair statement have been included.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited  consolidated  financial  statements should be read in conjunction with the consolidated financial statements of Phoenix for the year ended December 31, 2001 on Form 10-K.

3.  Reorganization and Initial Public Offering

    On December 18, 2000, the board of directors of Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual")  unanimously  adopted a plan of  reorganization,  which was amended and  restated  on January 26,  2001.  On June 25,  2001,  the  effective  date of the demutualization,  Phoenix Mutual converted from a mutual life insurance company to a stock life insurance company,  became a wholly owned subsidiary of Phoenix and changed its name to Phoenix Life Insurance  Company  ("Phoenix  Life").  At the same time,  Phoenix
    Investment  Partners,  Ltd.  ("PXP")  became  an  indirect  wholly  owned  subsidiary  of  Phoenix.  On the  effective  date of the demutualization,  all eligible  policyholders of the mutual company received 56.2 million shares of common stock,  $28.8 million of cash and $12.7 million of policy credits as compensation for their  policyholder  membership  interests in the mutual company.  The demutualization  was  accounted  for as a  reorganization.  Accordingly,  Phoenix's  retained  earnings  immediately  following the demutualization  and the closing of the Initial  Public  Offering  ("IPO") on June 25,  2001 (net of the cash  payments  and policy credits that were charged  directly to retained  earnings) were  reclassified to common stock and additional  paid-in  capital.  In addition,  Phoenix Life established a closed block for the benefit of holders of certain of its individual life insurance policies.
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
    Net proceeds  from the IPO totaling  $807.9  million were  contributed  to Phoenix  Life.  On July 24, 2001,  the lead  underwriter exercised  its right to  purchase  1,395,900  shares of the  common  stock of  Phoenix  at the IPO price of $17.50  per share  less underwriters' discount. Additional proceeds of $23.2 million were contributed to Phoenix Life.

4.  Summary of New Significant Accounting Policies

    Goodwill and Other Intangible Assets

    Effective January 1, 2002, Phoenix adopted a new accounting  standard for goodwill and other intangible  assets,  including amounts reflected in  equity-method  investments.  The standard  primarily  addresses the  accounting  for goodwill and  intangible  assets subsequent to their initial recognition.  Under the standard,  amortization of goodwill and other intangible assets with indefinite lives recorded in past business  combinations was discontinued  after 2001 and reporting units have been identified for the purpose of  assessing  potential  future  impairments  of  goodwill.  In  accordance  with  the  standard,  amortization  of  goodwill  and indefinite-lived  assets has not been  recognized  after 2001.  Phoenix  recognized  $5.1 million and $10.1 million  (after-tax) in goodwill and other intangible assets  amortization  during the three and six months ended June 30, 2001,  respectively,  that would not have been recognized had the new accounting standard been in effect in those periods.

    The standard also requires that goodwill and  indefinite-lived  intangible assets be tested at least annually for impairment.  Upon adoption of the standard,  goodwill and indefinite-lived  intangibles were tested for impairment by comparing the fair value to the carrying  amount of the asset as of the  beginning  of 2002.  Adopting  the  standard in 2002  resulted in a  cumulative  effect of accounting  change which  decreased  after-tax  income by $130.3  million ($1.30 per share) for the six months ended June 30, 2002, primarily due to declines in the market value of investment management business units previously acquired.

5.  Significant Transactions

    Management Restructuring Reserve

    Phoenix  recorded a reserve of $33.5  million,  pre-tax  ($21.8  million,  after-tax)  in the second  quarter of 2002  primarily in connection with organizational and employment-related costs.

    Variable Life and Annuity Business Acquisition

    On June 21, 2002,  Phoenix entered into a binding agreement,  effective July 1, 2002, through a wholly-owned  subsidiary to acquire the variable life and variable annuity business of Valley Forge Life Insurance Company, a subsidiary of CNA Financial  Corporation, through a coinsurance arrangement.  The business acquired comprises a total account value of approximately $624 million as of March
    31,  2002.  Phoenix paid a ceding  commission  in the amount of $31 million.  The  transaction  closed on July 23, 2002 and will be included in the September 30, 2002 quarter.

    PXP's Purchase of Kayne Anderson Rudnick Investment Management, LLC

    On January 29, 2002, PXP acquired a majority  interest in Kayne Anderson  Rudnick.  In accordance with the terms of the acquisition agreement,  PXP purchased an initial 60% interest,  with future  purchases of an additional  15% to occur by 2007.  Kayne  Anderson
    Rudnick's  management  retained the remaining  ownership  interests.  In addition to the cash payment of approximately $100 million made at closing,  a subsequent  payment may be made in 2004 based upon  management  fee revenue  growth of the  purchased  business through 2003. Kayne Anderson Rudnick, based in Los Angeles,  California,  had approximately $9.2 billion in assets under management at June 30, 2002. Kayne Anderson  Rudnick's  results of operations for the period beginning  January 30, 2002 through June 30, 2002 are included in our consolidated  results of operations for the six months ended June 30, 2002. Our 2001 results do not include the financial  results of Kayne  Anderson  Rudnick.  Pro forma amounts  reflecting  the Kayne  Anderson  Rudnick  acquisition as of the beginning of 2001 are not presented as they do not materially differ from amounts presented.

    Stock Repurchase Program

    On January 7, 2002,  Phoenix announced its authorization to repurchase up to an aggregate of five million  additional shares of its outstanding common stock, bringing the total share repurchase  authorization up to an aggregate of 11 million shares. Purchases can be made on the open  market,  as well as through  negotiated  transactions,  subject to market  prices  and other  conditions.  The repurchase  program may be modified,  extended or terminated  by the board of directors at any time. At June 30, 2002,  Phoenix had repurchased  8.4 million shares of its common stock at an average price of $16.19 per share,  including 3.9 million shares acquired in the six months ended June 30, 2002 at an average price of $17.83 per share.

    On August 5, 2002,  Phoenix  announced its  authorization to repurchase up to two million  additional  shares of its outstanding common stock, bringing the total share repurchase authorization up to an aggregate of 13 million shares of common stock.

    Deferred Policy Acquisition Costs

    In the first quarter of 2002, Phoenix revised the mortality  assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience.  This revision resulted in a $22.1 million increase in deferred policy acquisition costs.

6.  Segment Information

    The following tables provide certain  information about Phoenix's operating segments as of June 30, 2002, December 31, 2001 and for each of the three and six months ended June 30, 2002 and 2001 (in millions).

                                                                   Three Months                    Six Months
                                                            ---------------------------    ---------------------------
    Consolidated revenues:                                     2002            2001           2002            2001
                                                            ------------    -----------    -----------     -----------
    Life and Annuity......................................       $575.4         $561.4       $1,133.6        $1,123.9
    Investment Management.................................         73.7           66.7          143.6           139.9
                                                            ------------    -----------    -----------     -----------
       Total operating segment revenues...................        649.1          628.1        1,277.2         1,263.8
    Venture Capital.......................................        (29.9)           5.6          (34.9)          (51.7)
    Corporate and Other...................................          6.3            1.8           16.5             8.4
                                                            ------------    -----------    -----------     -----------
       Total segment revenues.............................        625.5          635.5        1,258.8         1,220.5
    Net realized investment losses........................        (28.6)          (4.9)         (63.6)          (20.5)
    Other non-recurring revenue items.....................           --            3.8             --             3.8
    Elimination of inter-segment revenues.................         (4.5)          (6.7)          (8.9)          (12.0)
                                                            ------------    -----------    -----------     -----------
       Total revenues.....................................       $592.4         $627.7       $1,186.3        $1,191.8
                                                            ============    ===========    ===========     ===========

    Life and Annuity revenues:
    Premiums..............................................       $259.4         $267.2        $ 516.8         $ 533.2
    Insurance and investment product fees.................         78.9           75.9          156.5           154.2
    Net investment income.................................        237.1          218.3          460.3           436.5
                                                            ------------    -----------    -----------     -----------
       Total revenues.....................................       $575.4         $561.4       $1,133.6        $1,123.9
                                                            ============    ===========    ===========     ===========

    Investment Management revenues:
    Investment product fees...............................       $ 70.1         $ 66.1        $ 136.8         $ 136.8
    Net investment income.................................          3.6             .6            6.8             3.1
                                                            ------------    -----------    -----------     -----------
       Total revenues.....................................       $ 73.7         $ 66.7        $ 143.6         $ 139.9
                                                            ============    ===========    ===========     ===========
    Income (loss):
    Life and Annuity......................................       $ 27.9          $38.6         $ 56.1          $ 47.6
    Investment Management.................................           .8             .2            2.7             1.9
                                                             -----------    -----------    -----------     -----------
        Total operating segment pre-tax operating income..         28.7           38.8           58.8            49.5
    Venture Capital.......................................        (29.9)           5.6          (34.9)          (51.7)
    Corporate and Other...................................        (12.0)         (21.2)         (20.7)          (40.1)
                                                             -----------    -----------    -----------     -----------
        Total segment pre-tax operating income (loss).....        (13.2)          23.2            3.2           (42.3)
    Applicable income tax expense (benefit)...............         (9.1)           3.9           (5.5)          (21.7)
                                                             -----------    -----------    -----------     -----------
    Segment operating income (loss).......................         (4.1)          19.3            8.7           (20.6)
    Non-operating losses, net:
    Net realized investment losses........................        (10.7)          (3.3)          (9.1)          (13.4)
    Other non-recurring items.............................        (22.4)         (12.0)          (7.9)          (74.6)
                                                             -----------    -----------    -----------     -----------
    Income (loss) before cumulative effect of accounting
       changes............................................       $(37.2)         $ 4.0         $ (8.3)        $(108.6)
                                                             ===========    ===========    ===========     ===========

                                                                                          2002             2001
                                                                                      -------------    --------------
    Consolidated assets:
    Life and Annuity............................................................         $20,203.7         $18,925.0
    Investment Management.......................................................           1,124.8           1,165.0
    Venture Capital.............................................................             261.8             291.7
    Corporate and Other.........................................................           1,730.1           2,122.9
                                                                                      -------------    --------------
       Total segment assets.....................................................          23,320.4          22,504.6
    Net assets of discontinued operations.......................................              20.8              20.8
                                                                                      -------------    --------------
       Total assets.............................................................         $23,341.2         $22,525.4
                                                                                      =============    ==============

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
    Consequently,  cumulative  earnings on the closed block assets and  liabilities  for the period January 1, 2000 to June 30, 2002 in excess of expected  cumulative  earnings  did not inure to  stockholders  and have been used to establish a  policyholder  dividend obligation as of June 30, 2002. For the six months ended June 30, 2002,  the increase in the  policyholder  dividend  obligation of
    $112.9 million, pre-tax, consists of $15.7 million of pre-tax losses offset by the change in unrealized gains on assets in the closed block of $128.6 million, pre-tax.

    The following sets forth certain  summarized  financial  information  relating to the closed block as of June 30, 2002 and December
    31, 2001 (in millions):

                                                                                              2002             2001
                                                                                          --------------    ------------
                  LIABILITIES:
                  Policy liabilities and policyholder deposit funds.....................      $ 9,273.3       $ 9,150.2
                  Policyholder dividends payable........................................          372.2           357.3
                  Policyholder dividend obligation......................................          280.1           167.2
                  Other closed block liabilities........................................          101.8            48.8
                                                                                          --------------    ------------
                  Total closed block liabilities........................................       10,027.4         9,723.5
                                                                                          --------------    ------------
                  ASSETS:
                  Available-for-sale debt securities at fair value......................        6,195.6         5,742.0
                  Mortgage loans........................................................          378.3           386.5
                  Policy loans..........................................................        1,405.1         1,407.1
                  Cash and cash equivalents.............................................           43.6           176.6
                  Accrued investment income.............................................          129.0           125.3
                  Premiums receivable...................................................           39.4            41.1
                  Deferred income taxes.................................................          397.4           392.8
                  Other closed block assets.............................................           24.0            18.3
                                                                                          --------------    ------------
                  Total closed block assets.............................................        8,612.4         8,289.7
                                                                                          --------------    ------------
                  Excess of closed block liabilities over closed block assets representing maximum future earnings to be recognized from
                     closed block assets and liabilities................................      $ 1,415.0       $ 1,433.8
                                                                                          ==============    ============
                  CHANGE IN POLICYHOLDER DIVIDEND OBLIGATION:
                  Balance at beginning of period........................................        $ 167.2         $ 115.5
                  Change during the period..............................................          112.9            51.7
                                                                                          --------------    ------------
                  Balance at end of period..............................................        $ 280.1         $ 167.2
                                                                                          ==============    ============

    The following sets forth certain summarized  financial  information  relating to the closed block for the six months ended June 30,
    2002 (in millions):

                        REVENUES:
                        Premiums.....................................................            $499.4
                        Net investment income........................................             279.8
                        Realized investment losses, net..............................             (49.3)
                                                                                              ----------
                        Total revenues...............................................             729.9
                                                                                              ----------
                        EXPENSES:
                        Benefits to policyholders....................................             514.4
                        Dividends to policyholders...................................             197.0
                        Other operating costs and expenses...........................               5.3
                        Change in policyholder dividend obligation...................             (15.7)
                                                                                              ----------
                        Total benefits and expenses..................................             701.0
                                                                                              ----------
                        Contribution from the closed block, before income taxes......              28.9
                        Income tax expense...........................................              10.1
                                                                                              ----------
                        Contributions from closed block, after income taxes .........            $ 18.8
                                                                                              ==========

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

    Phoenix  has  established  reserves  and  reinsurance  recoverables  for claims and related  expenses  that we expect to pay on our discontinued group accident and health reinsurance  business.  These reserves and reinsurance  recoverables are a net present value amount that is based on currently known facts and estimates  about,  among other things,  the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid,  the amount of  reinsurance  we believe we will collect under our finite reinsurance and our other reinsurance to cover our losses and the likely legal and  administrative  cost of winding down the business.  Total reserves were $35 million and total  reinsurance  recoverables were $80 million at June 30, 2002. In addition, in 1999 we  purchased  finite  aggregate  excess-of-loss  reinsurance  to further  protect us from  unfavorable  results  from this discontinued  business.  The initial premium for this coverage was $130 million.  The maximum coverage  available is currently $190 million and increases to $230 million by 2004.  The amount of our total  financial  provisions at June 30, 2002 was therefore  $145 million,  consisting of reserves,  less reinsurance  recoverables,  plus the amount  currently  available from our finite aggregate excess-of-loss  reinsurance.  Based on the most recent  information  available,  Phoenix did not recognize any  additional  reserve provisions during the first six months of 2002.

    Phoenix's reserves and aggregate  excess-of-loss  reinsurance coverage are expected to cover the run-off of the business;  however, the nature of the underlying  risks is such that the claims may take years to reach the  reinsurers  involved.  Therefore,  Phoenix expects to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes.

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

    The assets and  liabilities  of the  discontinued  operations  have been  excluded  from the assets and  liabilities  of continuing operations and separately  identified on the Consolidated  Balance Sheet. Net assets of the discontinued  operations  totaled $20.8 million and $20.8 million as of June 30, 2002 and December 31, 2001, respectively.

    There were no  discontinued  reinsurance  operating  results for the six months ended June 30, 2002 and 2001 because the operations were discontinued prior to January 1, 2001.

9.  Commitments and Contingencies

    Certain group accident and health reinsurance  business has become the subject of disputes concerning the placement of the business with reinsurers and the recovery of the reinsurance. See note 8, "Discontinued Operations."

    PXP has commitments under the terms of two of its acquisition agreements.  PXP may be obligated to pay an additional amount in 2005 for its initial ownership  interest in Capital West Asset Management,  LLC depending upon Capital West Asset  Management's  revenue growth  through 2004.  PXP may also be obligated to pay an additional  amount in 2004 for its initial  ownership  interest in Kayne
    Anderson  Rudnick based upon Kayne Anderson  Rudnick's  management fee revenue growth through 2003. In addition,  PXP will purchase additional ownership interests in Capital West Asset Management and Kayne Anderson Rudnick by 2007.

    Phoenix makes off-balance sheet commitments  related to venture capital  partnerships.  As of June 30, 2002, total unfunded capital commitments were $152.6 million.

    Phoenix has letters of credit provided by commercial banks totaling $11.0 million as of June 30, 2002.

    Phoenix has entered into agreements with certain of its executives that provide benefits under some  circumstances.  Phoenix may be obligated to pay under these agreements if exercised before June 30, 2005.

10. Stock Options

    Phoenix has a plan through which it makes options available to employees at the discretion of its board of directors.  Non-employee directors  receive option grants under a separate plan at the discretion of the board of directors.  Exercise  prices are generally fixed at the market  value of the  company's  common  stock at the date of grant.  Under the  employee  plan,  options vest and are exercisable  over a three-year  period.  The employee plan  authorized the issuance of up to 5% of the total number of common stock shares outstanding immediately after the IPO in June 2001. Under the directors plan, options vest and are exercisable  immediately, provided no options may be exercised  until after the second  anniversary of the company's IPO. All options have an expiration date not exceeding  ten years.  The directors  plan  authorized  the issuance of not more than 500,000  shares.  Transactions  under the
    Phoenix option plans during the three and six months ended June 30, 2002 include  4,451,906 options granted at $16.20 per share, no options were forfeited, exercised or expired. None of the options were exercisable at June 30, 2002.

    Phoenix has chosen to account for these stock options in accordance with initial  accounting  guidance that treats these options as capital  transactions,  not as  compensation  expense.  Accordingly,  Phoenix is providing  pro forma  disclosures  of earnings and earnings per share as if it had elected to treat the options as compensation expense (in millions, except per share amounts):

                                                                        Three            Six
                                                                        Months           Months
                                                                       ----------    ------------
    Net income (loss):
          As reported................................................    $(37.2)        $(138.6)
          Pro forma..................................................    $(40.1)        $(141.5)
    Basic earnings per share:
          As reported................................................     $(.37)         $(1.38)
          Pro forma..................................................     $(.40)         $(1.41)

    The total pro forma cost related to the second  quarter  option grants that would be recognized  as  compensation  expense over the next  three  years is $17.9  million  (after-tax),  of which  $2.9  million of costs,  principally  non-recurring,  would have been recognized in the three months ended June 30, 2002.

    The pro forma  adjustment  relating to options granted during the quarter ended June 30, 2002 is based on a fair value method using the Black-Scholes  option pricing model.  Valuation and related assumption  information  consists of: expected volatility at 34.9%, risk-free  interest rate at 5.5% and common share dividend yield of 0.9%. The  Black-Scholes  option  valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable.  In addition,  option valuation  models  require the input of highly  subjective  assumptions  including  the expected  share price  volatility.  Because
    Phoenix's  share options have  characteristics  significantly  different from those of traded  options,  and because changes in the subjective input assumptions can materially affect the fair value estimate,  especially in a security traded for only a short time, in Phoenix's  opinion the existing  models do not  necessarily  provide a reliable  measure of the fair value of its share options.
    Notwithstanding these concerns, the Black-Scholes model was used to develop the above pro forma costs.

11. Earnings Per Share

    The 2001 weighted-average  shares outstanding  calculation is pro forma and is based on the weighted-average shares outstanding for the period of time from the demutualization and initial public offering to the end of the year.

    Common stock equivalents have not been included because the effect would be anti-dilutive.  If the effect had been dilutive, common stock equivalent shares would have been 497,911 shares (4,451,906 shares assumed issued less 3,953,995 shares assumed  repurchased)
    and their  weighted-average  effect on the quarter  and  year-to-date  periods  would have been  33,194  shares and 16,597  shares, respectively.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's  discussion and analysis  reviews:  our consolidated  financial  condition as of June 30, 2002 as compared to December 31,
2001;  our  consolidated  results of  operations  for the three and six months ended June 30, 2002 and 2001;  and,  where  appropriate, factors  that may affect our future  financial  performance.  This  discussion  and  analysis  should be read in  conjunction  with the unaudited interim financial statements and notes thereto of The Phoenix Companies,  Inc.  ("Phoenix")  contained in this filing as well as in  conjunction  with the audited  financial  statements  and related notes  included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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
They are not  guarantees  of future  performance.  Actual  results  may differ  materially  from  those  suggested  by  forward-looking statements as a result of risks and uncertainties which include,  among others: (i) changes in general economic  conditions,  including changes in interest rates and currency exchange rates; (ii) heightened  competition  including,  with respect to pricing,  entry of new competitors and the development of new products and services by new and existing  competitors;  (iii) Phoenix's primary reliance,  as a holding company,  on dividends from its  subsidiaries to meet debt payment  obligations and the applicable  regulatory  restrictions on the ability of the  subsidiaries  to pay such  dividends;  (iv)  regulatory,  accounting or tax changes that may affect the cost of, or demand for, the products or services of Phoenix's  subsidiaries;  (v)  downgrades  in the claims paying  ability or financial  strength ratings of Phoenix's  subsidiaries;  (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance  subsidiaries  and  establishing  the  liabilities  of such  subsidiaries  for future policy  benefits and claims relating to such  products;  (vii)  movements in the equity markets that affect our investment  results,  including  those from venture capital,  the fees we earn from  assets  under  management  and the demand  for our  variable  products;  (viii)  Phoenix's  success in achieving its planned  expense  reductions;  and (ix) other risks and  uncertainties  described from time to time in Phoenix's  filings with the Securities and Exchange  Commission.  Phoenix  specifically  disclaims any obligation to update or revise any  forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Phoenix  Life  established  a closed block for the benefit of holders of certain  individual  life  insurance  policies  (closed  block policies).  The purpose of the closed block is to ensure that the reasonable  dividend  expectations of policyholders  who own policies included in the closed  block are met. The closed block will  continue in effect until the date none of such  policies is in force.  On
June 25,  2001,  Phoenix  Life  allocated  assets to the closed  block in an amount  that  produces  cash flows  which,  together  with anticipated  revenue  from the closed  block  policies,  are  reasonably  expected to be  sufficient  in the  aggregate  to support the obligations  and  liabilities  relating to these policies and to provide for a continuation  of dividend scales in effect at that time, if the  experience  underlying  such  scales  continues.  Appropriate  adjustments  will be made to the  dividend  scales  when  actual experience differs from the aggregate experience underlying such scales.

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

The allocation of assets for the closed block was made as of December 31, 1999.  Consequently,  cumulative earnings on the closed block assets and  liabilities  for the period  January 1, 2000 to June 30,  2002 in excess of  expected  cumulative  earnings do not inure to stockholders  and have been used to establish a  policyholder  dividend  obligation as of June 30, 2002.  For the six months ended June
30, 2002, the increase in the  policyholder  dividend  obligation of $112.9 million pre-tax consists of $15.7 million of pre-tax losses offset by the change in unrealized gains on assets in the closed block  of $128.6 million, pre-tax.

We incurred costs relating to the  demutualization,  excluding costs relating to the initial public offering,  of $39.2 million, net of income  taxes of $10.3  million,  of which $14.1  million  was  recognized  in the year ended  December  31,  2000,  $23.9  million was recognized in the year ended December 31, 2001 and $1.2 million was recognized in the six months ended June 30, 2002.

Recently Issued Accounting Standards

Business  Combinations/Goodwill  and Other  Intangible  Assets.  Effective  January 1, 2002, we adopted a new  accounting  standard for goodwill and other intangible assets,  including amounts reflected in equity-method  investments.  The standard primarily addresses the accounting for goodwill and intangible assets  subsequent to their initial  recognition.  Under the standard,  amortization of goodwill and other  intangible  assets with indefinite lives recorded in past business  combinations  was discontinued  after 2001 and reporting units have been  identified for the purpose of assessing  potential  future  impairments of goodwill.  In accordance with the standard, amortization of goodwill and indefinite-lived assets has not been recognized after 2001.

The standard also requires  that goodwill and  indefinite-lived  intangible  assets be tested at least  annually for  impairment.  Upon adoption of the standard,  goodwill and  indefinite-lived  intangible  assets were tested for impairment by comparing the fair value to the carrying  amount of the asset as of the beginning of 2002. The effect of adopting the standard in 2002 decreased  after-tax  income by $130.3  million  ($1.30 per share)  for the six  months  ended June 30,  2002,  primarily  due to  declines  in the market  value of investment management business units previously acquired.

Consolidated Results of Operations

The  following  table  presents  summary  consolidated  financial  data for the three and six months  ended June 30,  2002 and 2001 (in millions).

                                                        Three Months                                 Six Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Premiums..................................    $259.4          $267.2         $(7.8)       $516.8        $533.2         $(16.4)
Insurance and investment product fees.....     145.9           139.7           6.2         286.2         285.2            1.0
Net investment income.....................     215.7           225.7         (10.0)        446.9         393.9           53.0
Net realized investment losses............     (28.6)           (4.9)        (23.7)        (63.6)        (20.5)         (43.1)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues.......................     592.4           627.7         (35.3)      1,186.3       1,191.8           (5.5)
                                           ----------     -----------    ----------    ----------     ---------     ----------

BENEFITS AND EXPENSES:
Policy benefits...........................     338.9           332.2           6.7         672.8         666.3            6.5
Policyholder dividends....................     107.5            89.7          17.8         181.7         196.0          (14.3)
Policy acquisition cost amortization .....      11.4            26.9         (15.5)           .5          62.0          (61.5)
Intangible asset amortization.............       7.8            11.3          (3.5)         15.9          24.5           (8.6)
Interest expense..........................       7.7             7.7            --          15.4          14.8             .6
Demutualization expenses..................        .6             8.8          (8.2)          1.5          19.5          (18.0)
Other operating expenses..................     179.1           140.2          38.9         315.1         377.6          (62.5)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total benefits and expenses..........     653.0           616.8          36.2       1,202.9       1,360.7         (157.8)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before income taxes
   and minority interest..................     (60.6)           10.9         (71.5)        (16.6)       (168.9)         152.3
Applicable income tax (benefit)expense....     (26.7)            5.2         (31.9)        (14.4)        (63.8)          49.4
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before minority interest....     (33.9)            5.7         (39.6)         (2.2)       (105.1)         102.9
Minority interest in net income of
   subsidiaries...........................       3.3             1.7           1.6           6.1            3.5           2.6
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before cumulative
   effect of accounting changes...........     (37.2)            4.0         (41.2)         (8.3)       (108.6)         100.3
Cumulative effect of accounting
   changes:
    Goodwill impairment...................        --              --            --        (130.3)           --         (130.3)
    Securitized financial instruments ....        --           (20.5)         20.5            --         (20.5)          20.5
    Venture capital partnerships and
       derivative  financial  instruments.        --              --            --            --         (44.9)          44.9
                                           ----------     -----------    ----------    ----------     ---------     ----------
Net loss .................................   $ (37.2)         $(16.5)      $ (20.7)      $(138.6)     $ (174.0)       $  35.4
                                           ==========     ===========    ==========    ==========     =========     ==========

The  fluctuations  in both premiums and insurance and investment  product fees for the comparative  three-month  and six-month  periods reflect our continued  emphasis on variable universal life,  universal life and annuity product sales,  rather than on traditional life product sales.

The decrease in net investment  income for the comparative  three-month  periods was due primarily to a second quarter loss estimate in our venture  capital  portfolio,  reflecting the impact of the weak equity  markets and declines in the industry  sector indices on our partnership  holdings,  partially  offset by increased  investment  income  attributable  to higher asset  balances  resulting from the investment of proceeds  from our IPO and growth in the fixed portion of our annuity  business.  The increase in net  investment  income for the comparative  six-month  periods was due primarily to decreased  losses in our venture  capital  portfolio in 2002 and increased investment  income  attributable  to higher  invested  asset  balances  from the  investment of proceeds from our IPO and growth in our annuity business.

The increases in realized  investment  losses for the  comparative  three-month  and six-month  periods were due primarily to increased credit related losses in the  telecommunications  industry and collateralized  debt obligation  holdings.  The majority of these losses were in the closed block.

The increase in  policyholder  dividends for the comparative  three-month  periods was due to the growth of our  policyholder  dividend obligation resulting from favorable mortality and persistency  experience.  In addition, in the three months ended June 30, 2001, there was a one-time  favorable  adjustment of $15.8 million related to the  establishment of the closed block,  pursuant to accounting rules for newly  demutualized  companies.  The decrease for the comparative  six-month  periods was due primarily to net realized  investment losses in the first quarter of 2002.

The decreases in policy  acquisition  cost  amortization  for the comparative  three-month and six-month  periods were primarily due to favorable  mortality and persistency  experience and revised mortality  assumptions.  Deferred policy  acquisition costs for individual participating  life insurance  policies are amortized in proportion to estimated gross margins.  The amortization  process requires the use of  various  assumptions,  estimates  and  judgments  about the  future.  The  primary  assumptions  involve  expenses,  investment performance,  mortality and contract  cancellations  (i.e.,  lapses,  withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally  based on our past  experience,  industry  studies,  regulatory  requirements  and judgments  about the future.  In the first quarter of 2002, we revised the  mortality  assumptions  used in the  development  of estimated  gross margins to reflect favorable experience and, as a result, the amortization cost decreased.

The decreases in intangible  assets  amortization for the comparative  three-month and six-month  periods  resulted  primarily from our adoption of the new accounting  pronouncement  that eliminates the  amortization  of goodwill and  indefinite-lived  intangible  assets beginning  January 1, 2002,  offset,  in part, by the  amortization  of intangible  assets  related to PXP's  acquisition of a majority interest in Kayne Anderson Rudnick.

The increase in other  operating  expenses for the comparative  three-month  periods was due primarily to a reserve of $33.5 million in connection with  organizational and  employment-related  contracts and the expenses of Kayne Anderson Rudnick,  acquired on January 29,
2002.  The decrease in other  operating  expenses for the  comparative  six-month  periods was due to the  divestiture of our physician practice management business in 2001.

Our  effective  income tax  benefit  rate of 44.0% and 86.3% for the three  months and six months  ended June 30,  2002,  respectively, differed from the statutory  U.S.  federal  income tax benefit rate of 35% as a result of the tax benefits  associated  with low income housing tax credits,  non-taxable  dividend and interest  income and the recovery of non-taxable  amounts related to an IRS settlement.
The effective  income tax benefit rate of 47.7% and 37.7% for the three months and six months ended June 30, 2001,  respectively,  also differed from the statutory  income tax benefit rate of 35% as a result of the  non-deductible  demutualization  expenses offset by the tax benefits associated with low income housing tax credits and non-taxable dividend and interest income.

Based on the current low level of pre-tax  operating income in relation to permanent tax benefits,  future changes in pre-tax operating income may produce  disproportionate  changes to the  effective  income tax rate. As a result,  the  effective  income tax rate for the three and six months ended June 30, 2002 should not be considered an estimate of the effective  income tax rate for the year 2002.  The effective  benefit  rate for the year 2001,  excluding  the equity tax  applicable  to mutual life  insurance  company  operations  and nondeductible demutualization expenses, was 39%.

The increases in minority  interest in net income of  subsidiaries  for the comparative  three-month and six-month  periods were due to increased earnings at PXP's subsidiaries in which there is minority interest, including the recently acquired Kayne Anderson Rudnick.

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

o        is material to the segment's after-tax operating income; or
o        results from a business restructuring; or
o        results from a change in the regulatory environment; or
o        relates to other unusual circumstances (e.g., litigation).

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

The following  table presents a  reconciliation  of segment  after-tax  operating  income to GAAP reported income for the three and six months ended June 30, 2002 and 2001 (in millions).

                                                         Three Months                                Six Months
                                             --------------------------------------    ----------------------------------------
                                               2002          2001         Change         2002            2001         Change
                                             ----------    ----------    ----------    ----------     -----------    ----------
SEGMENT OPERATING INCOME:
Life and Annuity....................            $ 18.1        $ 25.2         $(7.1)       $ 36.4          $ 31.1          $5.3
Investment Management...............               2.2           1.8            .4           4.6             2.0           2.6
                                             ----------    ----------    -----------   ----------      ----------    ----------
   Total operating segments.........              20.3          27.0          (6.7)         41.0            33.1           7.9
Venture Capital.....................             (19.4)          3.7         (23.1)        (22.7)          (33.6)         10.9
Corporate and Other.................              (5.0)        (11.4)           6.4         (9.6)          (20.1)         10.5
                                             ----------    ----------    ----------    ----------     -----------    ----------
   Total segment operating income (loss)          (4.1)         19.3         (23.4)          8.7           (20.6)         29.3
                                             ----------    ----------    ----------    ----------     -----------    ----------
ADJUSTMENTS:
Net realized investment losses......             (10.7)         (3.3)         (7.4)         (9.1)          (13.4)          4.3
Management restructuring reserve ...             (21.8)           --         (21.8)        (21.8)             --         (21.8)
Deferred policy acquisition costs
     mortality assumptions refinement               --            --            --          15.1              --          15.1
Pension adjustment..................                --            .6           (.6)           --           (11.3)         11.3
Demutualization expenses............               (.6)        (12.1)         11.5          (1.2)          (19.0)         17.8
Partnership gains...................                --           2.4          (2.4)            --            2.4          (2.4)
Expense of purchase of PXP minority
     interest.......................                --          (2.9)          2.9             --          (46.7)         46.7
                                             ----------    ----------    ----------    ----------     -----------    ----------
   Total adjustments................             (33.1)        (15.3)        (17.8)        (17.0)          (88.0)         71.0
                                             ----------    ----------    ----------    ----------     -----------    ----------
Income (loss) before cumulative effect
  of accounting changes.............           $ (37.2)        $ 4.0        $(41.2)       $ (8.3)        $(108.6)       $100.3
                                             ==========    ==========    ==========    ==========     ===========    ==========

Life and Annuity Segment

The following table presents  summary  financial data relating to Life and Annuity for the three and six months ended June 30, 2002 and
2001 (in millions).

                                                        Three Months                                 Six Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Premiums..................................   $ 259.4          $267.2         $(7.8)       $516.8        $533.2         $(16.4)
Insurance and investment product fees.....      78.9            75.9           3.0         156.5         154.2            2.3
Net investment income.....................     237.1           218.3          18.8         460.3         436.5           23.8
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues.......................     575.4           561.4          14.0       1,133.6       1,123.9            9.7
                                           ----------     -----------    ----------    ----------     ---------     ----------
BENEFITS AND EXPENSES:
Policy benefits and dividends.............     455.0           419.7          35.3         894.7         857.3           37.4
Policy acquisition cost amortization .....      12.3            26.9         (14.6)         27.0          62.0          (35.0)
Other operating expenses..................      80.2            76.2            4.0        155.8         157.0           (1.2)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total benefits and expenses..........     547.5           522.8           24.7      1,077.5       1,076.3            1.2
                                           ----------     -----------    ----------    ----------     ---------     ----------
Operating income before income taxes......      27.9            38.6         (10.7)         56.1          47.6            8.5
Applicable income tax expense ............       9.8            13.4          (3.6)         19.7          16.5            3.2
                                           ----------     -----------    ----------    ----------     ---------     ----------
Segment operating income..................    $ 18.1          $ 25.2         $(7.1)       $ 36.4        $ 31.1          $ 5.3
                                           ==========     ===========    ==========    ==========     =========     ==========

The  fluctuations  in both premiums and insurance and investment  product fees for the comparative  three-month  and six-month  periods reflects our continued emphasis on variable universal life,  universal life and annuity product sales,  rather than on traditional life product sales.

The increases in net  investment  income for the  comparative  three-month  and six-month  periods  resulted from increases in invested assets, primarily from the fixed portion of our annuity business.

The increases in policy benefits and dividends for the comparative  three-month and six-month  periods were due primarily to the growth of our policyholder  dividend obligation resulting from favorable mortality and persistency  experience and higher interest credited on annuity  deposits.  Also, in the three months ended June 30, 2001, there was a one-time  favorable  adjustment of $15.8 million related to the establishment of the closed block, pursuant to the accounting rules for newly demutualized companies.

The decreases in policy  acquisition  cost  amortization  for the comparative  three-month and six-month  periods were primarily due to favorable  mortality and persistency  experience and revised mortality  assumptions.  Deferred policy  acquisition costs for individual participating  life insurance  policies are amortized in proportion to estimated gross margins.  The amortization  process requires the use of  various  assumptions,  estimates  and  judgments  about the  future.  The  primary  assumptions  involve  expenses,  investment performance,  mortality and contract  cancellations  (i.e.,  lapses,  withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally  based on our past  experience,  industry  studies,  regulatory  requirements  and judgments  about the future.  In the first quarter of 2002, we revised the  mortality  assumptions  used in the  development  of estimated  gross margins to reflect favorable experience and, as a result, the amortization cost decreased.

The following  table presents  variable  annuity funds under  management data for the three and six months ended June 30, 2002 and 2001
(in millions).

                                                      Three Months                     Six Months
                                               ----------------------------    ----------------------------
                                                   2002            2001           2002             2001
                                               -------------    -----------    ------------     -----------

     Deposits..............................         $ 661.0        $ 377.4       $ 1,236.4         $ 664.0
     Performance...........................          (219.0)         203.0          (220.4)         (345.1)
     Fees..................................           (15.7)         (17.0)          (31.6)          (35.1)
     Benefits and surrenders...............          (198.4)        (137.9)         (332.6)         (288.1)
                                               -------------    -----------    ------------     -----------
     Change in funds under management......           227.9          425.5           651.8            (4.3)
     Beginning balance.....................         5,173.0        3,973.4         4,749.1         4,403.2
                                               -------------    -----------    ------------     -----------
     Ending balance........................       $ 5,400.9      $ 4,398.9       $ 5,400.9       $ 4,398.9
                                               =============    ===========    ============     ===========

Investment Management Segment

 The following  table presents  summary  financial  data relating to Investment  Management for the three and six months ended June 30,
2002 and 2001 (in millions).

                                                        Three Months                                 Six Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Investment product fees................        $70.1          $ 66.1         $ 4.0        $136.8        $136.8          $  --
Net investment income..................          3.6              .6           3.0           6.8           3.1            3.7
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues....................         73.7            66.7           7.0         143.6         139.9            3.7
                                           ----------     -----------    ----------    ----------     ---------     ----------

EXPENSES:
Intangible asset amortization..........          7.8            11.8          (4.0)         15.9          24.3           (8.4)
Other operating expenses...............         61.8            53.0           8.8         118.9         110.2            8.7
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total expenses....................         69.6            64.8           4.8         134.8         134.5             .3
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income before income taxes
   and minority interest...............          4.1             1.9           2.2           8.8           5.4            3.4
Applicable income tax benefit .........         (1.4)           (1.6)           .2          (1.9)          (.1)          (1.8)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income before minority interest in net
   income of subsidiaries..............          5.5             3.5           2.0          10.7           5.5            5.2
Minority interest in net income of
   subsidiaries........................          3.3             1.7           1.6           6.1           3.5            2.6
                                           ----------     -----------    ----------    ----------     ---------     ----------
 Segment operating income..............       $  2.2          $  1.8         $  .4        $  4.6        $  2.0         $  2.6
                                           ==========     ===========    ==========    ==========     =========     ==========

The increase in investment product fees for the comparative  three-month  periods was primarily the result of increases of $3.9 billion and $2.5 billion in average assets under management for the private client and institutional lines of business,  respectively,  offset, in part, by a decrease in the fee structure in the third quarter of 2001 for the general account.  PXP's  acquisition of Kayne Anderson
Rudnick in January 2002  accounted  for  approximately  $6.5 billion and $1.2 billion of the  increases in average  private  client and institutional  assets under  management,  respectively.  These increases in average assets were offset by decreases in both the private client and institutional  lines of business as a result of poor market  performance during the second quarter of 2002. Sales of private client  products in the second  quarter of 2002 were $2.1  billion,  an increase of 58% from the same period in 2001,  and  redemptions from existing  accounts  were $1.5  billion,  an increase of 7% from the same period in 2001.  Sales of  institutional  accounts in the second  quarter of 2002 were $1.0  billion,  a decrease of 45% from the same period in 2001,  and lost  accounts and  withdrawals  from existing accounts were $2.1 billion, an increase of 271% from the same period in 2001.

The increases in net  investment  income for the  comparative  three-month  and  six-month  periods were due primarily to equity in the increased earnings of our investment in Aberdeen, an unconsolidated affiliate.

The decreases in intangible  assets  amortization for the comparative  three-month and six-month  periods  resulted  primarily from our adoption of the new accounting  pronouncement  that eliminates the  amortization  of goodwill and  indefinite-lived  intangible  assets beginning January 1, 2002, offset, in part, by our acquisition of a majority interest in Kayne Anderson Rudnick.

Other operating  expenses for the comparative  three-month and six-month  periods increased due primarily to expenses of Kayne Anderson
Rudnick,  acquired on January 29, 2002,  offset,  in part, by a decrease in the private client sales force primarily  during the fourth quarter of 2001 and decreases in incentive compensation and other operating expenses.

The increases in minority  interest in net income of  subsidiaries  for the comparative  three-month and six-month  periods were due to increased earnings at PXP's subsidiaries in which there is minority interest, including the recently acquired Kayne Anderson Rudnick.

The following table presents funds under management data for the three and six months ended June 30, 2002 and 2001 (in millions).

                                                                     Three Months                       Six Months
                                                            -------------------------------     ----------------------------
                                                                2002              2001             2002            2001
                                                            --------------    -------------     ------------    ------------
     TOTAL:
     Deposits.............................................      $ 3,063.6        $ 3,064.9        $ 5,328.0       $ 5,608.4
     Redemptions and withdrawals..........................       (3,615.7)        (1,999.7)        (5,480.6)       (4,192.0)
     Acquisitions.........................................             --               --          7,650.1           713.9
     Performance..........................................       (4,104.0)         1,708.5         (3,958.8)       (4,770.9)
     Other................................................          518.8            807.6            928.2           807.6
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ....................       (4,137.3)         3,581.3          4,466.9        (1,833.0)
     Beginning balance....................................       60,694.3         51,178.5         52,090.1        56,592.8
                                                            --------------    -------------     ------------    ------------
     Ending balance.......................................     $ 56,557.0        $54,759.8       $ 56,557.0      $ 54,759.8
                                                            ==============    =============     ============    ============
     INSTITUTIONAL PRODUCTS:
     Deposits.............................................       $  960.5        $ 1,732.7        $ 1,793.3       $ 2,862.5
     Redemptions and withdrawals..........................       (2,071.5)          (558.1)        (2,794.8)       (1,201.4)
     Acquisitions.........................................             --               --          1,507.7              --
     Performance..........................................       (1,112.0)           372.6         (1,538.0)         (954.2)
     Other................................................          518.8            807.6            928.2           807.6
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ....................       (1,704.2)         2,354.8           (103.6)        1,514.5
     Beginning balance....................................       33,630.8         29,575.7         32,030.2        30,416.0
                                                            --------------    -------------     ------------    ------------
     Ending balance.......................................     $ 31,926.6        $31,930.5       $ 31,926.6      $ 31,930.5
                                                            ==============    =============     ============    ============
     PRIVATE CLIENT PRODUCTS:
     Mutual Funds:
     Deposits.............................................       $  370.6         $  543.8         $  652.6       $ 1,107.3
     Redemptions and withdrawals..........................         (728.0)          (754.7)        (1,331.6)       (1,498.1)
     Acquisitions.........................................             --               --            333.5              --
     Performance..........................................       (1,110.0)           778.3         (1,200.1)       (1,609.5)
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ....................       (1,467.4)           567.4         (1,545.6)       (2,000.3)
     Beginning balance....................................       11,143.4         12,149.0         11,221.6        14,716.7
                                                            --------------    -------------     ------------    ------------
     Ending balance.......................................      $ 9,676.0       $ 12,716.4        $ 9,676.0      $ 12,716.4
                                                            ==============    =============     ============    ============
     Intermediary Programs:
     Deposits.............................................      $ 1,665.5         $  768.7        $ 2,775.0       $ 1,578.9
     Redemptions and withdrawals..........................         (705.9)          (629.3)        (1,107.3)       (1,394.9)
     Acquisitions.........................................             --               --          4,723.4              --
     Performance..........................................       (1,715.1)           345.7         (1,090.2)       (1,927.7)
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ....................         (755.5)           485.1          5,300.9        (1,743.7)
     Beginning balance....................................       11,876.0          6,175.3          5,819.6         8,404.1
                                                            --------------    -------------     ------------    ------------
     Ending balance.......................................     $ 11,120.5        $ 6,660.4       $ 11,120.5       $ 6,660.4
                                                            ==============    =============     ============    ============
     Direct Managed Accounts:
     Deposits.............................................        $  67.0          $  19.7         $  107.1         $  59.7
     Redemptions and withdrawals..........................         (110.3)           (57.6)          (246.9)          (97.6)
     Acquisitions.........................................             --               --          1,085.5           713.9
     Performance..........................................         (166.9)           211.9           (130.5)         (279.5)
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ....................         (210.2)           174.0            815.2           396.5
     Beginning balance....................................        4,044.1          3,278.5          3,018.7         3,056.0
                                                            --------------    -------------     ------------    ------------
     Ending balance.......................................      $ 3,833.9        $ 3,452.5        $ 3,833.9       $ 3,452.5
                                                            ==============    =============     ============    ============

Venture Capital Segment

Our  investments in Venture  Capital are primarily in the form of limited  partnership  interests in venture  capital funds,  leveraged buyout  funds and other  private  equity  partnerships  sponsored  and  managed  by third  parties.  We refer to all of these  types of investments as venture capital.

We record our  investments in venture capital  partnerships  in accordance with the equity method of accounting.  Our pro rata share of the  earnings  or losses of the  partnerships,  which  represent  realized  and  unrealized  investment  gains and  losses,  as well as operations  of the  partnerships,  is  included  in our  investment  income.  We record our share of the net equity in  earnings of the venture capital  partnerships in accordance with GAAP,  using the most recent  financial  information  received from the  partnerships.
Historically,  this information had been provided to us on a one-quarter lag. Due to the volatility in the equity markets,  we believed the one-quarter  lag in reporting was no longer  appropriate.  Therefore,  beginning in the first quarter of 2001 we changed our method of applying  the equity  method of  accounting  to  eliminate  the  quarterly  lag in  reporting.  We removed the lag in  reporting  by estimating the change in our share of the net equity in earnings of the venture capital  partnerships  for the period from December 31,
2000, the date of the most recent financial  information provided by the partnerships,  to our then current reporting date of March 31,
2001.  To estimate the net equity in earnings of the venture  capital  partnerships  for each quarter,  we developed a  methodology  to estimate the change in value of the underlying investee companies in the venture capital  partnerships.  For public investee companies, we used quoted  market  prices at the end of each  quarter,  applying  liquidity  discounts  to these  prices in  instances  where such discounts were applied in the underlying  partnerships'  financial  statements.  For private  investee  companies,  we applied a public industry sector index to roll the value forward each quarter.  We applied this  methodology  consistently  each quarter with subsequent adjustments  to reflect  market events  reported by the  partnerships  (e.g.,  new rounds of financing,  initial  public  offerings and writedowns  by the general  partners).  In addition,  on an annual  basis we revised the  valuations  we have  assigned to the investee companies to reflect the valuations contained in the audited financial statements received from the venture capital  partnerships.  Our venture capital earnings remain subject to equity market volatility.

In the first  quarter  of 2001,  we  recorded  a charge  of $48.8  million  (net of income  taxes of $26.3  million)  representing  the cumulative  effect of this  accounting  change on the fourth  quarter of 2000.  The  cumulative  effect was based on the actual  fourth quarter 2000 financial results as reported by the partnerships.

The following  table presents  summary  financial data relating to Venture Capital for the three and six months ended June 30, 2002 and
2001 (in millions).

                                                        Three Months                                 Six Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002         2001(1)        Change
                                           ----------     -----------    ----------    ----------     ---------     ----------

Net investment income (loss).............     $(29.9)          $ 5.6        $(35.5)       $(34.9)       $(51.7)        $ 16.8
Applicable income tax (benefit)expense...      (10.5)            1.9         (12.4)        (12.2)        (18.1)           5.9
                                           ----------     -----------    ----------    ----------     ---------     ----------
 Segment operating income (loss) ......       $(19.4)          $ 3.7        $(23.1)       $(22.7)       $(33.6)        $ 10.9
                                           ==========     ===========    ==========    ==========     =========     ==========

(1)  Information  for 2001 excludes the charge of $48.8  million  representing  the  cumulative  effect of an accounting  change as described above.

The  decrease in net  investment  income for the  comparative  three-month  periods was  primarily  due to a second  quarter  2002 loss estimate  reflecting the impact of the weak equity markets and declines in the industry  sector  indices on our  partnership  holdings.
The increase in net  investment  income for the  comparative  six-month  periods was  primarily  due to declines in the sector  indices applied against higher beginning investment balances in 2001.

Corporate and Other Segment

The following table presents  summary  financial data relating to Corporate and Other for the three months ended June 30, 2002 and 2001
(in millions).

                                                        Three Months                                 Six Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Insurance and investment product fees....      $ 3.1           $ 2.9         $  .2         $ 5.9         $ 6.6         $  (.7)
Net investment income (loss) ............        3.2            (1.1)          4.3          10.6           1.8            8.8
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues......................        6.3             1.8           4.5          16.5           8.4            8.1
                                           ----------     -----------    ----------    ----------     ---------     ----------
EXPENSES:
Policy benefits, excluding
   policyholder dividends................        2.6             2.2            .4           6.2           5.0            1.2
Interest expense.........................        7.7             7.7             --         15.4          14.8             .6
Other operating expenses.................        8.0            13.1          (5.1)         15.6          28.7          (13.1)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total expenses......................       18.3            23.0          (4.7)         37.2          48.5          (11.3)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Loss before income taxes.................      (12.0)          (21.2)          9.2         (20.7)        (40.1)          19.4
Applicable income tax benefit............       (7.0)           (9.8)          2.8         (11.1)        (20.0)           8.9
                                           ----------     -----------    ----------    ----------     ---------     ----------
 Segment operating loss..................     $ (5.0)         $(11.4)        $ 6.4        $ (9.6)       $(20.1)        $ 10.5
                                           ==========     ===========    ==========    ==========     =========     ==========

The increase in net investment  income for the  comparative  three-month  periods was due primarily to an increase in invested  assets.
The increase for the  comparative  six-month  periods was due primarily to equity in increased  earnings of affiliates  including Hilb,
Rogal and  Hamilton  Company.  The  increases  in both  periods  were offset by asset  re-allocation  to the Life and Annuity  segment, effective January 1, 2002.

The  decreases  in other  operating  expenses  for the  comparative  three-month  and  six-month  periods were due to the exit from our physician practice management business in 2001 and lower unallocated corporate expenses in 2002 compared to 2001.

General Account

The invested  assets in our general  account are generally of high quality and broadly  diversified  across asset classes,  sectors and individual credits and issuers. Our Investment  Management  professionals manage our general account assets in investment segments that support specific product  liabilities.  These investment  segments have distinct investment policies that are structured to support the financial  characteristics of the specific  liability or liabilities within them.  Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

Investment  trusts are assets  held for the  benefit of those  institutional  clients  which have  investments  in  structured  finance products offered and managed by our investment  management  subsidiary.  Investment trusts for which PXP is the investment  advisor and actively  manages the assets,  and for which there is not a substantive  amount of outside third party equity  investment in the trust, are consolidated in the financial  statements.  In 2001, we determined that two out of the eight investment trusts that PXP managed did not have a  substantive  amount of outside  equity and, as a result,  we concluded  that  consolidation  was  required.  Our  financial exposure is limited to our share of equity and bond  investments  in these  vehicles and there are no  financial  guarantees  from,  or recourse  to,  us for  these  investment  trusts.  Asset  valuation  changes  are  directly  offset  by  changes  in the  corresponding liabilities. We receive investment management fees for services provided to the trusts.

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

Debt Securities

Our debt security portfolio consists primarily of  investment-grade  publicly traded and privately placed corporate bonds;  residential mortgage-backed  securities;  commercial mortgage-backed  securities; and asset-backed securities. As of June 30, 2002, debt securities represented 70% of general account  invested assets,  with a carrying value of $10,679.8  million.  Public debt securities  represented
77% of this total  amount,  with the  remaining  23%  consisted of private debt  securities.  Our debt  securities  are  classified  as available-for-sale and are reported at fair value with unrealized gains or losses included in equity.

Each year,  the majority of our net cash flows are  invested in  investment-grade  debt  securities.  However,  we maintain a portfolio allocation between 6% and 10% of debt securities in below investment-grade rated bonds. Allocations are based on our assessment of relative  value and the  likelihood of enhancing  risk-adjusted  portfolio  returns.  The size of our allocation to below investment-grade  bonds  is  constrained  by the size of our net  worth.  We are  subject  to the risk  that  the  issuers  of the debt securities we own may default on principal and interest  payments,  particularly if a major economic  downturn  occurs.  As of June 30,
2002,  total debt  securities  having an increased  risk of default  (those  securities  with a  Securities  Valuation  Office  ("SVO")
securities  rating  of  four  or  greater)  totaled  $136.3 million,  or 1% of  our  total  debt  security  portfolio,  and  our  below investment-grade debt securities represented 7.2% of our total debt security portfolio.

The following  table displays the SVO ratings for our debt security  portfolio as of June 30, 2002 and December 31, 2001 (in millions), along with an  equivalent  S&P rating  agency  designation.  The  majority  of our bonds are  investment  grade,  with 93%  invested in
Categories 1 and 2 securities as of June 30, 2002.

Debt Securities by Credit Quality

                                         Total Debt Securities           Public Debt Securities        Private Debt Securities
   SVO          S&P Equivalent     --------------------------    ---------------------------    ---------------------------
  Rating        Designation               2002           2001           2002            2001           2002            2001
-----------     ------------------     -----------    -----------    ------------    -----------    -----------     -----------

    1           AAA/AA/A                $ 7,062.2      $ 6,139.3       $ 5,825.1       $5,019.3      $ 1,237.1        $1,120.0
    2           BBB                       2,848.6        2,686.7         1,765.7        1,667.9        1,082.9         1,018.8
                                       -----------    -----------    ------------    -----------    -----------     -----------
     Total investment grade               9,910.8        8,826.0         7,590.8        6,687.2        2,320.0         2,138.8
    3           BB                          632.7          581.6           517.3          452.9          115.4           128.7
    4           B                            97.2          173.0            89.2          150.4            8.0            22.6
    5           CCC and lower                28.6           38.6            10.2           18.0           18.4            20.6
    6           In or near default           10.5           23.3             9.0           19.8            1.5             3.5
                                       -----------    -----------    ------------    -----------    -----------     -----------
     Total                               10,679.8        9,642.5       $ 8,216.5       $7,328.3      $ 2,463.3        $2,314.2
                                                                     ============    ===========    ===========     ===========
Less debt securities of
   discontinued operations......               --           34.8
                                      ------------    -----------
Total debt securities,
   continuing operations........        $10,679.8      $ 9,607.7
                                      ============    ===========

Liquidity and Capital Resources

In the normal course of business,  we enter into transactions  involving various types of financial instruments such as debt securities and equity  securities.  These  instruments  have credit  risk and also may be subject to risk of loss due to interest  rate and market fluctuations.  We also make off-balance  sheet  commitments  related to venture capital  partnerships;  as of June 30, 2002, such total unfunded capital commitments were $152.6 million.

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

Our primary source of liquidity is dividends from Phoenix Life.  Under the New York  Insurance  Law,  Phoenix Life can pay  stockholder dividends to us in any calendar year without prior approval in the amount of the lesser of:

    (1)      10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year; or

    (2)      Phoenix  Life's  statutory net gain from  operations for the  immediately  preceding  calendar  year,  not including  realized capital gains.

Any amount in excess of this is subject to the discretion of the New York Superintendent of Insurance.

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

We believe we will receive  dividends from Phoenix Life sufficient to enable us to make dividend  payments on our common stock, pay our operating expenses,  service our outstanding debt, make contributions to our subsidiaries and meet our other obligations.  In addition, we have a master  credit  facility  under which we have direct  borrowing  rights,  as do Phoenix  Life and PXP with our  unconditional guarantee.

We do not expect to receive  significant  dividend income from PXP for several years,  because we expect that during this time PXP will use a substantial portion of its cash flows from operations to pay down its outstanding debt.

PXP

PXP's cash  requirements are primarily to fund operating  expenses and repay  outstanding debt. PXP also will require liquidity to fund the costs of any future  acquisitions or make contingent  payments on previous  acquisitions.  Historically,  PXP's principal source of liquidity has been cash flows from  operations.  We expect that cash flow from operations will continue to be PXP's principal source of working capital for the foreseeable  future.  PXP,  together with Phoenix and Phoenix Life, has entered into a master credit  facility.
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

Historically,  Phoenix Life has used cash flows from operations and investment activities to fund its liquidity  requirements.  Phoenix
Life's  principal  cash inflows from its life insurance and annuity  activities  come from  premiums,  annuity  deposits and charges on insurance  policies and annuity  contracts.  Cash flows also came from dividends and distributions  from  subsidiaries.  Phoenix Life's principal  cash inflows from its  investment  activities  result from  repayments of  principal,  proceeds  from  maturities,  sales of invested assets and investment income.

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

Phoenix  Life's  current  sources of liquidity  also include a master credit  facility  under which  Phoenix Life has direct  borrowing rights,  subject to our  unconditional  guarantee (see "Debt  Financing").  Since the  demutualization,  Phoenix Life has no longer had access to the cash flows generated by the closed block assets for any purpose other than funding the closed block.

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

The following table  summarizes  Phoenix Life's annuity  contract  reserves and deposit fund  liabilities in terms of  contractholders'
ability to withdraw funds as of June 30, 2002 and December 31, 2001 (dollars in millions):

                                            Withdrawal Characteristics of Annuity Contract
                                               Reserves and Deposit Fund Liabilities (1)

                                                                                     2002                     2001
                                                                            -----------------------   ----------------------
                                                                              Amount         %        Amount           %
                                                                            -----------   ---------   -----------    -------

               Not subject to discretionary withdrawal provisions ......       $ 169.0          3%       $ 173.9         3%
               Subject to discretionary withdrawal without adjustment(2)       1,629.3         29%       1,054.8        21%
               Subject to discretionary withdrawal with market value
                  adjustment............................................         481.8          9%         239.1         5%
               Subject to discretionary withdrawal at contract value
                  less surrender charge.................................         500.7          9%         453.3         9%
               Subject to discretionary withdrawal at market value .....       2,777.9         50%       3,087.5        62%
                                                                            -----------   ---------   -----------    -------
               Total annuity contract reserves and deposit fund
                  liability.............................................     $ 5,558.7        100%     $ 5,008.6       100%
                                                                            ===========   =========   ===========    =======
__________

(1)      Contract  reserves and deposit fund liability  amounts are reported on a statutory basis,  which more accurately  reflects the potential cash outflows. Amounts include variable product liabilities.  Annuity contract reserves and deposit fund liabilities are monetary  amounts that an insurer must have available to provide for future  obligations with respect to its annuities and deposit funds.  These are  liabilities  on the balance sheet of financial  statements  prepared in conformity  with  statutory  accounting practices. These amounts are at least equal to the values available to be withdrawn by policyholders.

(2)      The increase in amounts subject to  discretionary  withdrawal  without  adjustment has resulted from sales of a short maturity guaranteed rate contract without surrender  charges.  Assets supporting this product consist of high quality  commercial paper and high quality short maturity fixed income  instruments.  Asset and liability cash flows are monitored on a frequent  basis,  but no less than weekly.

Individual life insurance  policies are less  susceptible to withdrawals than are annuity  contracts  because  policyholders  may incur surrender  charges and be required to undergo a new  underwriting  process in order to obtain a new insurance  policy.  As indicated in the table above, most of Phoenix Life's annuity contract reserves and deposit fund liabilities are subject to withdrawals.

Individual life insurance policies,  other than term life insurance policies,  increase in cash values over their lives.  Policyholders have the right to borrow from  Phoenix  Life an amount  generally  up to the cash value of their  policies at any time.  As of June 30,
2002,  Phoenix  Life had  approximately  $10.2  billion in cash values with  respect to which  policyholders  had rights to take policy loans.  The  majority of cash values  eligible for policy loans are at variable  interest  rates that are reset  annually on the policy anniversary.  Phoenix Life's amount of policy loans has not changed  significantly  since 1999. Policy loans at June 30, 2002 were $2.2 billion.

On June 21, 2002,  Phoenix Life entered into a binding agreement,  effective July 1, 2002, through a fully-owned  subsidiary to acquire the  variable  life and variable  annuity  business of Valley Forge Life  Insurance  Company  through a  coinsurance  arrangement.  The business  acquired  comprises a total  account  value of  approximately  $624 million as of March 31, 2002.  Phoenix Life paid a ceding commission in the amount of $31 million. The transaction closed on July 23, 2002.

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

Debt Financing

As of June 30, 2002, we had outstanding  indebtedness of $604.3 million  (excluding the  inter-company  indebtedness of PXP and Phoenix
Life  described  below under "PXP" and "Phoenix  Life,"  respectively)  consisting of our debt  offering,  master  credit  facility and surplus notes.

Debt offering.  On December 19, 2001, we completed a debt offering of $300 million,  thirty-year  senior unsecured bonds at a coupon of
7.45%.  The bonds are traded on the New York Stock  Exchange  under the symbol  PFX.  The  carrying  value at June 30,  2002 was $304.3 million.

Master Credit Facility.  In June 2001, we, PXP and Phoenix Life entered into a $375 million  revolving credit facility which matures on
June 10, 2005 (the "Master Credit Facility") and terminated PXP's and Phoenix Life's prior credit  facilities.  The Bank of Montreal is the  administrative  agent for this  credit  facility.  Each  company  has direct  borrowing  rights  under this  credit  facility.  We unconditionally  guarantee loans to PXP and Phoenix Life. Base rate loans bear interest at the greater of the Bank of Montreal's  prime commercial  rate or the  effective  federal  funds rate plus 0.5%.  Eurodollar  rate loans bear  interest  at LIBOR plus an  applicable margin. At June 30, 2002, the outstanding balance under this facility was $125 million,  subject to the Eurodollar rate structure.  The credit agreement  contains  customary  financial and operating  covenants that include,  among other  provisions,  requirements that we maintain a minimum  stockholders'  equity and a maximum debt to  capitalization  ratio; that Phoenix Life maintain a minimum risk based capital ratio and a minimum  financial  strength  rating;  and that PXP maintain a maximum debt to  capitalization  ratio and a minimum stockholder's equity.

PXP

As of June 30, 2002, PXP had $484 million of indebtedness outstanding, including:

Master  Credit  Facility.  As of June 30, 2002,  PXP had $125 million of debt  outstanding  under the Master Credit  Facility,  bearing interest annually at applicable LIBOR plus thirty-six basis points.

Phoenix Senior Note.  During the first quarter of 2002, PXP borrowed $20 million from Phoenix to fund  significant  non-operating  cash outflows. The senior note matures in 2006 and bears interest annually at 7.6%.

Phoenix 2002  Subordinated  Notes.  During the second  quarter of 2002,  PXP  borrowed  $20 million  from  Phoenix to fund  significant non-operating  cash outflows.  The two $10 million  subordinated  notes mature in 2006 and bear interest  annually at 7.6%.  During the first  quarter of 2002,  PXP borrowed an  additional  $100 million from Phoenix to fund the purchase of Kayne  Anderson  Rudnick.  This subordinated note is due in 2007 and bears interest at the rate of 7.6%.

Phoenix Life  Subordinated  Note. In exchange for the debentures held by it, Phoenix Life agreed to accept from PXP, in lieu of cash, a
$69.0 million subordinated note due 2006, bearing interest annually at the rate of Three Month LIBOR plus two hundred basis points.

Phoenix 2001  Subordinated  Note. In December  2001,  PXP paid down $150 million in debt from the Master  Credit  Facility and borrowed from Phoenix in the form of a $150  million  subordinated  note due 2007,  bearing  interest  annually at the rate of Three Month LIBOR plus seventy-two and a quarter basis points.

Phoenix Life

As of June 30, 2002, Phoenix Life had $175 million of indebtedness outstanding, but none under the Master Credit Facility.

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

Net Capital Requirements

The  broker-dealer  subsidiaries of Phoenix are each subject to the net capital  requirements  imposed on registered  broker-dealers by the Securities  Exchange Act of 1934.  Each company is also required to maintain a ratio of aggregate  indebtedness to net capital that does not exceed 15 to 1. The largest of these  subsidiaries  had net capital of  approximately  $8.0 million.  This amount exceeded the regulatory  minimum of $0.8 million.  The ratio of aggregate  indebtedness  to net capital for that subsidiary was 1.5 to 1. The ratios of aggregate  indebtedness  to net capital for each of the other  broker-dealer  subsidiaries  were also below the margin limit at June
30, 2002.

Consolidated Cash Flows

The following table presents summary consolidated cash flow data for the six months ended June 30, 2002 (in millions):

   Cash from operations..........................      $  47.6
   Cash from financing activities................        780.6
   Cash for investing activities.................       (981.0)

Cash from operations is due to cash operating  income  primarily from lower benefits paid to  policyholders  offset by deferred acquisition costs paid.

Cash from financing activities is primarily attributable to policyholder deposit funds offset by the repurchase of our common stock.

Cash used for investing activities was from operations and financing activities and was primarily invested in debt securities.

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

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse  changes in interest  rates.  Our exposure to interest rate changes primarily results from our commitment to fund  interest-sensitive  insurance liabilities,  as well as from our significant holdings of fixed rate investments.  Our insurance  liabilities  largely comprise  dividend-paying  individual whole life and universal life policies.  Our fixed maturity  investments  include U.S. and foreign government bonds,  securities issued by government  agencies, corporate bonds,  asset-backed securities,  mortgage-backed  securities and mortgage loans, most of which are mainly exposed to changes in medium-term and long-term U.S. Treasury rates.

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

One of the key  measures  we use to  quantify  this  interest  rate  exposure  is  duration.  Duration  is one of the most  significant measurement  tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates.  For example, if  interest  rates  increase  by 100 basis  points,  or 1%, the fair value of an asset with a duration  of five years is  expected  to decrease by 5%. We believe that as of June 30, 2002 and  December  31, 2001,  our asset and  liability  portfolio  durations  were well matched,  especially for the largest segments of our balance sheet (i.e.,  whole life and universal life). Since our insurance products have  variable  interest  rates (which  expose us to the risk of interest  rate  fluctuations),  we regularly  undertake a  sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The tables below show the interest rate  sensitivity of our fixed income  financial  instruments  measured in terms of fair value as of
June 30, 2002 and December 31, 2001 (in  millions).  Given that our asset and liability  portfolio  durations were well matched for the periods  indicated,  it is expected  that market value gains or losses in assets would be largely  offset by  corresponding  changes in liabilities.

            2002:                                                                         Fair Value
                                                                    -------------------------------------------------------
                                                      Book             -100 Basis           As of            +100 Basis
                                                        Value         Point Change         6/30/02          Point Change
                                                  --------------    -----------------    -------------     ----------------
           Cash and short term investments...          $  867.1             $  867.8         $  867.1             $  866.4
           Floating rate notes...............             135.8                137.3            138.5                139.7
           Long-term bonds...................          10,019.7             10,677.5         10,174.9              9,698.6
           Commercial mortgages .............             497.3                532.2            513.9                496.5
                                                    ------------         ------------     ------------         ------------
                 Total.......................        $ 11,519.9           $ 12,214.8       $ 11,694.4           $ 11,201.2
                                                    ============         ============     ============         ============

            2001:                                                                         Fair Value
                                                                    -------------------------------------------------------
                                                      Book             -100 Basis           As of            +100 Basis
                                                        Value         Point Change         12/31/01         Point Change
                                                  --------------    -----------------    -------------     ----------------
           Cash and short term investments...          $  514.8             $  515.2          $ 514.8             $  514.4
           Floating rate notes...............             150.0                152.4            150.0                147.6
           Long-term bonds...................           9,490.7             10,145.8          9,657.2              9,193.2
           Commercial mortgages .............             535.8                594.5            571.6                549.8
                                                    ------------         ------------     ------------         ------------
                 Total.......................        $ 10,691.3           $ 11,407.9       $ 10,893.6           $ 10,405.0
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

The tables below show the interest rate  sensitivity  of our interest rate  derivatives  measured in terms of fair value as of June 30,
2002 and December 31, 2001 (dollars in millions).  These exposures will change as our insurance  liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

2002:                                                                            Fair Value
                                              Weighted      -----------------------------------------------------
                           Notional          Average Term     -100 Basis          As of           +100 Basis
                            Amount           (Years)         Point Change        6/30/02         Point Change
                        ---------------   --------------    ----------------    -----------    ------------------
Interest rate floors        $  85.0             1.0               $ 1.3            $ .3                $(.4)
Interest rate swaps           571.0            11.7                27.1            13.5                 (.1)
Interest rate caps             50.0             6.0                (0.2)             .2                  .9
                        ------------                          ----------        --------           ---------
      Total                 $ 706.0                              $ 28.2          $ 14.0                $ .4
                        ============                          ==========        ========           =========

2001:                                                                            Fair Value
                                             Weighted       -----------------------------------------------------
                           Notional       Average Term        -100 Basis          As of           +100 Basis
                            Amount           (Years)         Point Change        12/31/01        Point Change
                        ---------------   --------------    ----------------    -----------    ------------------
Interest rate floors        $ 110.0             1.4              $  1.7           $  .4              $  (.4)
Interest rate swaps           590.0            12.2                25.0             6.4               (12.1)
Interest rate caps             50.0             6.5                  --              .4                 1.3
                        ------------                          ----------       ---------          ----------
      Total                 $ 750.0                              $ 26.7           $ 7.2             $ (11.2)
                        ============                          ==========       =========          ==========

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse  changes in equity prices.  Our exposure to changes in equity prices primarily  results from our commitment to fund our variable annuity and variable life products,  as well as from our holdings of common  stocks,  mutual funds and other  equities.  We manage our insurance  liability  risks on an  integrated  basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through  industry and issuer  diversification  and asset  allocation  techniques.  We held $316.9  million and
$290.9  million in  equities on our  balance  sheet as of June 30,  2002 and  December  31,  2001,  respectively.  A 10% decline in the relevant  equity price would  decrease the value of these assets by  approximately  $32 million and $29 million as of June 30, 2002 and
December 31, 2001,  respectively.  Conversely,  a 10% increase in the relevant equity price would increase the value of these assets by approximately $32 million and $29 million as of June 30, 2002 and December 31, 2001, respectively.

Foreign Exchange Risks

Foreign  exchange risk is the risk that we will incur economic losses due to adverse changes in foreign  currency  exchange rates.  Our functional  currency is the U.S.  dollar.  Our exposure to fluctuations in foreign  exchange rates against the U.S. dollar results from our holdings in non-U.S.  dollar-denominated  fixed maturity  securities and equity  securities and through our  investments in foreign subsidiaries  and affiliates.  The principal  currencies that create foreign  exchange rate risk for us are the British pound sterling, due to our investment in Aberdeen Asset  Management and Lombard,  and the Argentine  Peso, due to our investment in EMCO. In the second quarter of 2002, we had a favorable foreign currency  translation  adjustment recorded in other  comprehensive  income of $10.4 million related to the British pound sterling.  On a year-to-date  basis,  this favorable  adjustment was offset by a first quarter 2002 charge of $11.1 million related to the devaluation of the Argentine peso.

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

Discontinued Reinsurance Business

Our life  companies'  reinsurance  business  included,  among  other  things,  reinsurance  by the life  companies  of other  insurance companies'  group  accident and health  business.  During 1999,  our life companies  placed their  remaining  group accident and health reinsurance  business into runoff,  adopting a formal plan to terminate the related  contracts as early as contractually  permitted and not entering into any new contracts. As part of the decision to discontinue remaining reinsurance operations, we reviewed the runoff block and estimated the amount and timing of future net premiums, claims and expenses.

We established  reserves and reinsurance  recoverables for claims and related expenses that we expect to pay on our discontinued  group accident and health  reinsurance  business.  These reserves and reinsurance  recoverables  are a net present value amount that is based on currently  known facts and estimates  about,  among other things,  the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid,  the amount of reinsurance  we believe we will collect under our finite  reinsurance  and our other  reinsurance to cover our losses and the likely legal and  administrative  cost of winding down the business.  Total reserves were $35 million and total  reinsurance  recoverables  were $80 million at June 30,  2002.  In addition,  in 1999 we  purchased  finite aggregate  excess-of-loss  reinsurance to further protect us from  unfavorable  results from this  discontinued  business.  The initial premium for this coverage was $130 million.  The maximum coverage  available is currently $190 million and increases to $230 million by
2004.  The amount of our total  financial  provisions  at June 30, 2002 was  therefore  $145  million,  consisting  of  reserves,  less reinsurance recoverables, plus the amount currently available from our finite aggregate excess-of-loss reinsurance.

Our life companies are involved in disputes  relating to reinsurance  arrangements  under which it reinsured  group accident and health risks.  The first of these  involves  contracts for  reinsurance  of the life and health  carveout  components of workers  compensation insurance  arising out of a  reinsurance  pool created and  formerly  managed by Unicover  Managers,  Inc.  ("Unicover").  In addition,
Phoenix Life is involved in  arbitrations  and  negotiations  pending in the United Kingdom  between  multiple layers of reinsurers and reinsureds  relating to transactions in which Phoenix Life participated  involving certain personal  accident  excess-of-loss  business reinsured in the London market.

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

Policyholder Lawsuits Challenging the Plan of Reorganization

Three pending lawsuits seek to challenge Phoenix Life's  reorganization  and the adequacy of the information  provided to policyholders regarding  the plan of  reorganization.  We believe  that each of these  lawsuits  lacks  merit.  The first of these  lawsuits,  Andrew
Kertesz v.  Phoenix Home Life Mut. Ins.  Co.,  et al.,  was filed on April 16,  2001, in the Supreme Court of the State of New York for
New York County. The plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible  policyholders of Phoenix Life as of  December 18,  2000,  the date the plan of  reorganization  was adopted.  The Plaintiff  also seeks  compensatory damages  for losses  allegedly  sustained  by the class as a result of the  demutualization,  punitive  damages and other  relief.  The defendants  named in the lawsuit include Phoenix Life and Phoenix and their directors,  as well as Morgan  Stanley & Co.  Incorporated, financial  advisor to Phoenix Life in  connection  with the plan of  reorganization.  A Motion to Dismiss was filed on October 19, 2001 and is pending.

The second  lawsuit,  Paulette M.  Fantozzi v. Phoenix Home Life Mut. Ins. Co.,  et al.,  was filed on August 23,  2001, in the Supreme
Court of the State of New York for New York County.  The allegations and relief requested in this class-action  complaint are virtually identical to the  allegations  and relief sought in the Kertesz  lawsuit.  The defendants  named in the Fantozzi action are the same as those named in Kertesz. Phoenix filed a Motion to Dismiss and the Fantozzi case was dismissed with prejudice on April 12, 2002.

On  October 22,  2001,  Andrew Kertesz filed a proceeding  pursuant to Article 78 of the New York Civil Practice Law and Rules,  Andrew
Kertesz v.  Gregory V.  Serio,  et al., in the Supreme Court of New York for New York County.  The Article 78  petition seeks to vacate and annul the decision and order of the New York Superintendent, dated June 1, 2001, approving the plan of reorganization.  The petition names as respondents  Phoenix Life and Phoenix and their  directors and the New York  Superintendent.  We believe that the allegations of the petition are meritless and intend to vigorously  defend against all the claims  asserted.  A Motion to Dismiss dated January 4, 2002 was filed and a decision is pending.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the June 25, 2001  demutualization  of Phoenix Mutual,  during the three months ended June 30, 2002,  Phoenix issued
4,503 shares of common stock to eligible  policyholders,  effective as of June 25, 2001.  In reliance on the  exemption  under  Section
3(a)(10) of the  Securities  Act of 1933,  Phoenix  issued such shares to  policyholders  in exchange  for their  membership  interests without registration under such Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held Wednesday, May 15, 2002, to consider and act upon the following matters:

         (a) The  stockholders  elected all persons  nominated for directors as set forth in the company's  proxy statement filed March
             27, 2002. Each nominee for director was elected as follows for terms to expire in 2005:

                                                        For            Withheld
                                                    -------------    --------------

             Sal H. Alfiero..................         60,394,392           625,674
             Richard N. Cooper...............         60,137,554           882,512
             John E. Haire...................         60,400,557           619,509
             Thomas S. Johnson...............         60,407,564           612,502
             Marilyn E. LaMarche.............         60,386,965           633,101
             Philip R. McLoughlin(1).........         60,394,804           625,262

(1)      As a result of his written  resignation as an officer of the Company,  effective  September 1, 2002, Mr.  McLoughlin will also automatically cease to be a director on that date.

         The following directors, whose terms expire in 2003 or 2004, will continue to serve as directors:

                                                      Term Expiration Date
                                                    --------------------------

             J. Carter Bacot......................            2003
             Arthur P. Byrne......................            2004
             Peter C. Browning....................            2003
             Sanford Cloud, Jr....................            2003
             Gordon J. Davis, Esq.................            2003
             Robert W. Fiondella..................            2004
             Ann Maynard Gray.....................            2004
             Jerry J. Jasinowski..................            2003
             John W. Johnstone, Jr................            2003
             Robert F. Vizza......................            2004
             Robert G. Wilson.....................            2004
             Dona D. Young........................            2004

         (b) The stockholders  ratified the appointment of  PricewaterhouseCoopers  LLP as independent  accountants for the company for the fiscal year ending December 31, 2002 as follows:

                  For               Against          Abstentions
             ---------------    ----------------    --------------

                 58,517,003           2,128,250           374,813

ITEM 5. OTHER INFORMATION

On July 30,  2002,  Standard & Poor's  Ratings  Services  placed its ratings of The Phoenix  Companies,  Inc. and its  subsidiaries  on
CreditWatch with negative  implications.  The revised rating puts Phoenix under increased  surveillance for a possible downgrade in the short-term.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended June 30, 2002, Phoenix did not file any reports on Form 8-K.

The following exhibits are attached to this Form 10-Q:

Exhibit Number

10.70                   Supplemental Retirement Plan Agreement,  dated as of December 18, 2001, between The Phoenix Companies,
                        Inc. and Carl T. Chadburn.

10.71                   Amendment, dated August 5, 2002, to Employment-Related  Agreements between The Phoenix Companies, Inc.
                        and Philip R. McLoughlin.

99.1                    Chief  executive  officer  certification  of the Quarterly  Report on Form 10-Q for the fiscal quarter ended June 30, 2002 of The Phoenix Companies, Inc.

99.2                    Chief  financial  officer  certification  of the Quarterly  Report on Form 10-Q for the fiscal quarter ended June 30, 2002 of The Phoenix Companies, Inc.

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

August 13, 2002