Form 10-Q
period 2002-09-30
PHOENIX COMPANIES INC/DE
filed 2002-11-14
CIK 1129633

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
                                       of The Securities Exchange Act of 1934

                                           For the Quarterly Period Ended September 30, 2002
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

                                ---------------------------------------------------------------------
                                         One American Row, Hartford, Connecticut 06102-5056
                                                           (860) 403-5000
                                ---------------------------------------------------------------------
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

Yes X.  No__.

On September 30, 2002, the registrant had 94,368,382 shares of common stock outstanding.

Part I.
                                                         Financial Information

Item 1.  Unaudited Consolidated Financial Statements

                                                      THE PHOENIX COMPANIES, INC.
                                                      Consolidated Balance Sheet
                                                   (in millions, except share data)
                                               September 30, 2002 and December 31, 2001

                                                                                         2002               2001
                                                                                        -------           --------
              ASSETS:
              Available-for-sale debt securities, at fair value.................     $ 11,818.6          $ 9,607.7
              Equity securities, at fair value..................................          274.1              290.9
              Mortgage loans, at unpaid principal balances......................          491.8              535.8
              Real estate, at lower of cost or fair value.......................           76.6               83.1
              Venture capital partnerships, at equity in net assets.............          231.7              291.7
              Affiliate equity and debt securities..............................          323.9              330.6
              Policy loans, at unpaid principal balances........................        2,181.0            2,172.2
              Other investments.................................................          298.3              282.4
                                                                                        -------            -------
                  Total investments.............................................       15,696.0           13,594.4
              Cash and cash equivalents.........................................          712.0              815.5
              Accrued investment income.........................................          228.0              203.1
              Premiums, accounts and notes receivable...........................          159.6              147.8
              Reinsurance recoverable balances..................................           40.3               21.3
              Deferred policy acquisition costs.................................        1,235.5            1,123.7
              Premises and equipment............................................          113.3              117.7
              Deferred income taxes.............................................           38.7                1.8
              Goodwill and other intangible assets..............................          774.4              858.6
              Net assets of discontinued operations.............................           20.8               20.8
              Other general account assets......................................           66.1               50.7
              Separate account and investment trust assets......................        5,536.0            5,570.0
                                                                                        -------            -------
                  Total assets..................................................      $24,620.7          $22,525.4
                                                                                  ==============    ===============
              LIABILITIES:
              Policy liabilities................................................      $12,692.5          $11,993.4
              Policyholder deposit funds........................................        3,180.9            1,368.2
              Indebtedness......................................................          613.6              599.3
              Other general account liabilities.................................          538.6              595.1
              Separate account and investment trust liabilities.................        5,536.0            5,564.9
                                                                                       --------           --------
                  Total liabilities.............................................       22,561.6           20,120.9
                                                                                       --------           --------

              MINORITY INTEREST:
              Minority interest in net assets of subsidiaries...................           11.5                8.8
                                                                                        -------            -------
              STOCKHOLDERS' EQUITY:
              Common stock, $0.01 par value: 1.0 billion shares authorized; 106.4
             million shares issued..................................            1.0                1.0
              Additional paid-in capital........................................        2,424.4            2,410.4
              Accumulated deficit...............................................         (278.2)             (30.8)
              Accumulated other comprehensive income............................           92.0               81.1
              Treasury stock, at cost: 12.0 million and 4.5 million shares......         (191.6)             (66.0)
                                                                                       --------           --------
                  Total stockholders' equity....................................        2,047.6            2,395.7
                                                                                     ----------         ----------
                  Total liabilities,  minority interest and stockholders' equity      $24,620.7          $22,525.4
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

                                                          THE PHOENIX COMPANIES, INC.
                                       Consolidated Statement of Income and Comprehensive Income
                                                 (in millions, except per share data)
                                        Three and Nine Months Ended September 30, 2002 and 2001

                                                                     Three Months                      Nine Months
                                                              ----------------------------     ----------------------------
                                                                 2002            2001             2002            2001
                                                              ------------    ------------     ------------    ------------
REVENUES:
Premiums...............................................           $ 297.1        $  302.7          $ 813.9        $  836.0
Insurance and investment product fees..................             139.4           129.1            425.6           414.3
Net investment income..................................             228.8           194.7            675.7           588.6
Net realized investment losses.........................             (10.5)          (16.7)           (74.1)          (37.2)
                                                              ------------    ------------     ------------    ------------
    Total revenues.....................................             654.8           609.8          1,841.1         1,801.7
                                                              ------------    ------------     ------------    ------------
BENEFITS AND EXPENSES:
Policy benefits........................................             397.9           390.4          1,070.7         1,056.7
Policyholder dividends.................................             112.7           105.7            294.4           301.7
Policy acquisition cost amortization...................              41.1            33.3             41.6            95.3
Goodwill impairment....................................              66.3              --             66.3              --
Intangible asset amortization..........................               8.9            12.7             24.8            37.2
Interest expense.......................................               7.7             6.4             23.1            21.2
Demutualization expenses...............................                .2             5.3              1.7            24.8
Other operating expenses...............................             135.9           118.8            451.0           496.4
                                                              ------------    ------------     ------------    ------------
    Total benefits and expenses........................             770.7           672.6          1,973.6         2,033.3
                                                              ------------    ------------     ------------    ------------
Loss before income taxes and minority interest.........            (115.9)          (62.8)          (132.5)         (231.6)
Applicable income tax benefit..........................             (26.0)          (43.2)           (40.4)         (106.9)
                                                              ------------    ------------     ------------    ------------
Loss before minority interest..........................             (89.9)          (19.6)           (92.1)         (124.7)
Minority interest in net income of subsidiaries........               3.1             1.6              9.2             5.1
                                                              ------------    ------------     ------------    ------------
Loss before cumulative effect of accounting changes....             (93.0)          (21.2)          (101.3)         (129.8)
Cumulative effect of accounting changes:
    Goodwill impairment................................                --              --           (130.3)             --
    Securitized financial instruments..................                --              --               --           (20.5)
    Venture capital partnerships.......................                --              --               --           (48.8)
    Derivative financial instruments...................                --              --               --             3.9
                                                              ------------    ------------     ------------    ------------
Net loss...............................................           $ (93.0)       $  (21.2)         $(231.6)       $ (195.2)
                                                              ============    ============     ============    ============
BASIC AND DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of accounting changes               $  (.96)       $   (.20)         $ (1.02)       $  (1.24)
Cumulative effect of accounting changes................                --              --            (1.32)           (.63)
                                                              ------------    ------------     ------------    ------------
Net loss...............................................           $  (.96)       $   (.20)         $ (2.34)       $  (1.87)
                                                              ============    ============     ============    ============
Weighted-average common shares outstanding ............              96.6           105.3             99.1           104.6
                                                              ============    ============     ============    ============
PRO FORMA AMOUNTS ASSUMING RETROACTIVE APPLICATION OF
ACCOUNTING CHANGES:
Net loss...............................................           $ (93.0)       $  (15.9)         $(101.3)       $ (114.4)
                                                              ============    ============     ============    ============
Loss per share.........................................           $  (.96)       $   (.15)         $ (1.02)       $  (1.09)
                                                              ============    ============     ============    ============

DIVIDENDS PER SHARE....................................           $   .16        $     --          $   .16        $     --
                                                              ============    ============     ============    ============
COMPREHENSIVE INCOME:
Net loss...............................................           $ (93.0)       $  (21.2)         $(231.6)       $ (195.2)
                                                              ------------    ------------     ------------    ------------
Other comprehensive income:
    Change in net unrealized investment gains (losses).           $ (35.5)       $   16.6          $  12.6        $   13.0
    Change in net unrealized foreign currency translation
        adjustment and other...........................               6.2            14.4             (1.7)            2.2
                                                              ------------    ------------     ------------    ------------
        Total other comprehensive income (loss)........             (29.3)           31.0             10.9            15.2
                                                              ------------    ------------     ------------    ------------
Comprehensive income (loss)............................           $(122.3)       $    9.8          $(220.7)       $ (180.0)
                                                              ============    ============     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                      THE PHOENIX COMPANIES, INC.
                                            Consolidated Condensed Statement of Cash Flows
                                                             (in millions)
                                        Three and Nine Months Ended September 30, 2002 and 2001

                                                                        Three Months                    Nine Months
                                                                 ----------------------------    --------------------------
                                                                    2002             2001           2002           2001
                                                                 ------------     -----------    -----------    -----------
  OPERATING ACTIVITIES:
  Cash from operations.........................................      $  48.0      $     79.2         $ 95.6        $ 234.4
                                                                 ------------     -----------    -----------    -----------

  INVESTING ACTIVITIES:
  Debt security sales, maturities and repayments...............        842.1           418.2        2,146.7        2,763.0
  Equity security sales........................................         13.9            28.1           39.3          104.6
  Mortgage loan maturities and principal repayments............          5.9            18.9           44.9           52.4
  Venture capital partnership capital distributions............         16.7             5.2           29.0           28.2
  Real estate and other invested assets sales..................         24.1             9.8           62.5           29.7
  Debt security purchases......................................     (1,498.4)       (1,012.7)      (3,684.2)      (3,743.7)
  Equity security purchases....................................        (13.2)          (19.2)         (42.0)         (51.1)
  Venture capital partnership investments......................        (11.3)          (11.2)         (31.8)         (35.3)
  Other invested asset purchases...............................        (34.1)           (4.9)         (84.2)         (51.4)
  Subsidiary purchases.........................................         (1.7)          (20.3)        (136.1)        (415.1)
  Policy loan advances, net....................................          1.5           (11.0)          (8.8)         (55.3)
  Premises and equipment additions.............................         (5.4)           (6.5)         (11.7)         (14.6)
                                                                 ------------     -----------    -----------    -----------
  Cash for continuing operations...............................       (659.9)         (605.6)      (1,676.4)      (1,388.6)
  Cash (for) from discontinued operations......................        (12.1)           17.4           23.4           55.4
                                                                 ------------     -----------    -----------    -----------
  Cash for investing activities................................       (672.0)         (588.2)      (1,653.0)      (1,333.2)
                                                                 ------------     -----------    -----------    -----------

  FINANCING ACTIVITES:
  Policyholder deposit fund receipts, net......................        745.2           133.5        1,602.0          220.1
  Indebtedness proceeds........................................           --              --             --          180.0
  Indebtedness repayments......................................           --           (30.1)            --         (174.7)
  Common stock repurchases.....................................        (56.0)          (35.6)        (124.5)         (35.6)
  Common stock issuance........................................           --            23.1             --          831.0
  Common stock dividend payment................................        (15.8)             --          (15.8)            --
  Payments to policyholders in demutualization.................           --              --             --          (28.7)
  Minority interest distributions..............................          (.1)            (.1)          (7.8)          (5.7)
                                                                 ------------     -----------    -----------    -----------
  Cash from (for) financing activities.........................        673.3            90.8        1,453.9          986.4
                                                                 ------------     -----------    -----------    -----------
  Cash and cash equivalents changes............................         49.3          (418.2)        (103.5)        (112.4)
  Cash and cash equivalents, beginning of period...............        662.7         1,025.8          815.5          720.0
                                                                 ------------     -----------    -----------    -----------
  Cash and cash equivalents, end of period.....................      $ 712.0         $ 607.6        $ 712.0        $ 607.6
                                                                 ============     ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                          THE PHOENIX COMPANIES, INC.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                                             (in millions)
                                        Three and Nine Months Ended September 30, 2002 and 2001

                                                                   Three Months                     Nine Months
                                                            ----------------------------    -----------------------------
                                                               2002            2001             2002            2001
                                                            ------------    ------------    -------------    ------------

     STOCKHOLDERS' EQUITY, BEGINNING OF PERIOD.............    $2,211.6        $2,390.4         $2,395.7        $1,840.9

     COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
     Common shares issuable in demutualization ............          --              --               --         1,621.7
     Policyholder credits and cash payments in
        demutualization....................................          --              --               --           (41.5)
     Common shares issued in initial public offering.......          --              --               --           807.9
     Other common shares issued............................          --            23.1               --            23.1
     Restricted stock units awarded........................         8.0              --              8.0              --
     Other additional paid-in capital......................         6.0              --              6.0              --

     ACCUMULATED DEFICIT:
     Net loss..............................................       (93.0)          (21.2)          (231.6)         (195.2)
     Common stock dividends declared.......................          --              --            (15.8)             --
     Transfer from retained earnings to common stock
        and additional paid-in capital in demutualization..          --              --               --        (1,621.7)
     Policyholder dividend obligation equity
        adjustment.........................................          --           (14.2)              --           (44.5)
     Other equity adjustments..............................          --              --               --             3.2

     ACCUMULATED OTHER COMPREHENSIVE INCOME:
     Other comprehensive income (loss), net ...............       (29.3)           31.0             10.9            15.2

     TREASURY STOCK:
     Common shares acquired................................       (55.7)          (42.6)          (125.6)          (42.6)
                                                            ------------    ------------    -------------    ------------
     STOCKHOLDERS' EQUITY, END OF PERIOD...................    $2,047.6       $ 2,366.5         $2,047.6       $ 2,366.5
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

    In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Phoenix for the year ended December 31,
    2001 on Form 10-K.

3.  Reorganization and Initial Public Offering

    On December 18, 2000, the board of directors of Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual") unanimously adopted a plan of reorganization, which was amended and restated on January 26, 2001. On June 25, 2001, the effective date of the demutualization, Phoenix Mutual converted from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of Phoenix and changed its name to Phoenix Life Insurance Company ("Phoenix Life"). At the same time,
    Phoenix Investment Partners, Ltd. ("PXP"), Phoenix's investment management subsidiary, became an indirect wholly-owned subsidiary of Phoenix. On the effective date of the demutualization, all eligible policyholders of the mutual company received 56.2 million shares of common stock, $28.8 million of cash and $12.7 million of policy credits as compensation for their policyholder membership interests in the mutual company. The demutualization was accounted for as a reorganization. Accordingly, Phoenix's retained earnings immediately following the demutualization and the closing of the Initial Public Offering ("IPO") on June 25,
    2001 (net of the cash payments and policy credits that were charged directly to retained earnings) were reclassified to common stock and additional paid-in capital. In addition, Phoenix Life established a closed block for the benefit of holders of certain of its individual life insurance policies. The purpose of the closed block is to protect, after demutualization, the reasonable policy dividend expectations of the holders of the policies included in the closed block. The closed block will continue in effect until such date as none of such policies are in force. See note 7, "Closed Block."

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

4.  Summary of New Significant Accounting Policies

    Goodwill and Other Intangible Assets

    Effective January 1, 2002, Phoenix adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in equity-method investments. The standard primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Under the standard, amortization of goodwill and other intangible assets with indefinite lives recorded in past business combinations was discontinued after 2001 and reporting units have been identified for the purpose of assessing potential future impairments of goodwill. In accordance with the standard, amortization of goodwill and indefinite-lived assets has not been recognized after 2001. Phoenix recognized $5.3 million and $15.4 million (after-tax) in goodwill and other intangible assets amortization during the three and nine months ended September 30, 2001, respectively, that would not have been recognized had the new accounting standard been in effect in those periods.

    The standard also requires that goodwill and indefinite-lived intangible assets be tested at least annually for impairment. Upon adoption of the standard, Phoenix tested goodwill and indefinite-lived intangibles for impairment by comparing the fair value to the carrying amount of the asset as of the beginning of 2002. Adopting the standard in 2002 resulted in a cumulative effect of accounting change which decreased after-tax income by $130.3 million ($1.32 per share) for the nine months ended September 30,
    2002, primarily related to the company's investment management segment.

    In the third quarter of 2002, Phoenix tested its goodwill in accordance with the new accounting standard. Phoenix determined that the carrying value of goodwill of certain PXP reporting units had become impaired and recorded a charge of $66.3 million ($62.3 million after-tax) in the third quarter.

5.  Significant Transactions

    Management Restructuring Reserve

    Phoenix recorded a reserve of $33.5 million, pre-tax ($21.8 million, after-tax) in the second quarter of 2002 primarily in connection with organizational and employment-related costs. In the third quarter of 2002, the reserve was increased $5.6 million, pre-tax, ($3.6 million, after-tax) for additional related costs.

    Collateralized Bond Obligation

    In August 2002, PXP closed the Phoenix-Mistic 2002-1 CBO, Ltd. $1 billion collateralized bond obligation consisting primarily of investment grade fixed income assets. The related assets and liabilities are included in separate account and investment trust assets and liabilities at September 30, 2002.

    Variable Life and Annuity Business Acquisition

    On July 23, 2002, Phoenix Life, through a wholly-owned subsidiary, acquired the variable life and variable annuity business of
    Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002. The business acquired had a total account value of about $557.0 million as of June 30, 2002. This transaction was effected through a coinsurance agreement.
    The business acquired generated a $3.9 million loss, after taxes, for the three and nine months ended September 30, 2002.

    PXP's Purchase of Kayne Anderson Rudnick Investment Management, LLC

    On January 29, 2002, PXP acquired a majority interest in Kayne Anderson Rudnick. In accordance with the terms of the acquisition agreement, PXP purchased an initial 60% interest, with future purchases of an additional 15% to occur by 2007.  Kayne Anderson
    Rudnick's management retained the remaining ownership interests.  In addition to the cash payment of approximately $100 million made at closing, a subsequent payment may be made in 2004 based upon management fee revenue growth of the purchased business through 2003. Kayne Anderson Rudnick, based in Los Angeles, California, had approximately $8.1 billion in assets under management at September 30, 2002. Kayne Anderson Rudnick's results of operations for the period beginning January 30, 2002 through September
    30, 2002 are included in our consolidated results of operations for the nine months ended September 30, 2002. Our 2001 results do not include the financial results of Kayne Anderson Rudnick. Had Kayne Anderson Rudnick been acquired at the beginning of 2001, it would have contributed the following to Phoenix's consolidated revenues and income before tax and minority interest for the three and nine months ended September 30, 2001 (in millions):

                                                                           Three Months           Nine Months
                                                                         ------------------    ------------------

                  Revenues.....................................                     $ 10.5                $ 28.5
                  Income before taxes and minority interest ...                        4.0                   9.3

    Stock Repurchase Program

    Phoenix has a stock repurchase program with a total share repurchase authorization of 13 million shares. Purchases can be made on the open market, as well as through negotiated transactions, subject to market prices and other conditions. The repurchase program may be modified, extended or terminated by the board of directors at any time. At September 30, 2002, Phoenix had repurchased 12.0 million common stock shares at an average price of $15.92 per share, including 7.5 million shares acquired in the nine months ended September 30, 2002 at an average price of $16.61 per share.

    Deferred Policy Acquisition Costs

    In the first quarter of 2002, Phoenix revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a pre-tax $22.1 million decrease in deferred policy acquisition cost amortization expense in the first quarter of 2002. In the third quarter of 2002,
    Phoenix revised the long-term market return assumption for the variable annuity block of business from 8% to 7%. In addition, as of September 30, 2002, Phoenix recorded an impairment charge related to the recoverability of its deferred acquisition cost asset related to the variable annuity business.  The revision in long-term market return assumption and the impairment charge resulted in a $13.5 million pre-tax ($8.8 million after-tax) increase in policy acquisition cost amortization expense in the third quarter of 2002.

6.  Segment Information

    The following tables provide certain information about Phoenix's operating segments as of September 30, 2002, December 31, 2001 and for each of the three and nine months ended September 30, 2002 and 2001 (in millions).

                                                                   Three Months                   Nine Months
                                                            ---------------------------    ---------------------------
                                                               2002            2001           2002            2001
                                                            ------------    -----------    -----------     -----------
    Consolidated revenues:
    Life and Annuity......................................      $ 620.9        $ 603.1      $ 1,754.5       $ 1,727.0
    Investment Management.................................         65.6           65.3          209.2           205.2
                                                            ------------    -----------    -----------     -----------
       Total operating segment revenues...................         686.5         668.4        1,963.7         1,932.2
    Venture Capital.......................................        (22.0)         (48.5)         (56.9)         (100.2)
    Corporate and Other...................................          4.7           11.7           21.2            20.2
                                                            ------------    -----------    -----------     -----------
       Total segment revenues.............................        669.2          631.6        1,928.0         1,852.2
    Net realized investment losses........................        (10.5)         (16.7)         (74.1)          (37.2)
    Other non-recurring revenue items.....................           --             --             --             3.8
    Elimination of inter-segment revenues.................         (3.9)          (5.1)         (12.8)          (17.1)
                                                            ------------    -----------    -----------     -----------
       Total revenues.....................................      $ 654.8         $609.8      $ 1,841.1       $ 1,801.7
                                                            ============    ===========    ===========     ===========
    Life and Annuity revenues:
    Premiums..............................................      $ 297.1        $ 302.8        $ 813.9         $ 836.0
    Insurance and investment product fees.................         78.7           72.0          235.2           226.2
    Net investment income.................................        245.1          228.3          705.4           664.8
                                                            ------------    -----------    -----------     -----------
       Total revenues.....................................      $ 620.9        $ 603.1       $1,754.5        $1,727.0
                                                            ============    ===========    ===========     ===========

    Investment Management revenues:
    Investment product fees...............................       $ 62.6         $ 63.4        $ 199.4         $ 200.2
    Net investment income.................................          3.0            1.9            9.8             5.0
                                                            ------------    -----------    -----------     -----------
       Total revenues.....................................       $ 65.6         $ 65.3        $ 209.2         $ 205.2
                                                            ============    ===========    ===========     ===========

    Income (loss):
    Life and Annuity......................................      $  (1.9)        $ 11.6         $ 54.2          $ 59.2
    Investment Management.................................        (65.2)          (3.2)         (62.5)           (1.3)
                                                             -----------    -----------    -----------     -----------
        Total operating segment pre-tax operating income..        (67.1)           8.4           (8.3)           57.9
    Venture Capital.......................................        (22.0)         (48.5)         (56.9)         (100.2)
    Corporate and Other...................................        (12.7)          (1.9)         (33.4)          (42.0)
                                                             -----------    -----------    -----------     -----------
        Total segment pre-tax operating loss..............       (101.8)         (42.0)         (98.6)          (84.3)
    Applicable income tax benefit.........................        (20.0)         (14.7)         (25.5)          (36.4)
                                                             -----------    -----------    -----------     -----------
    Segment operating loss................................        (81.8)         (27.3)         (73.1)          (47.9)
    Non-operating losses, net:
    Net realized investment losses........................         (7.6)         (10.7)         (16.7)          (24.1)
    Other non-recurring income (losses)...................         (3.6)          16.8          (11.5)          (57.8)
                                                             -----------    -----------    -----------     -----------
    Loss before cumulative effect of accounting changes         $ (93.0)       $ (21.2)       $(101.3)        $(129.8)
                                                             ===========    ===========    ===========     ===========

                                                                                    September 30,         December 31,
                                                                                         2002                 2001
                                                                                   -----------------     ----------------
    Consolidated assets:
    Life and Annuity.............................................................        $ 20,482.3            $18,925.0
    Investment Management........................................................           1,034.0              1,165.0
    Venture Capital..............................................................             230.6                291.7
    Corporate and Other..........................................................           2,853.0              2,122.9
                                                                                   -----------------     ----------------
       Total segment assets......................................................          24,599.9             22,504.6
    Net assets of discontinued operations........................................              20.8                 20.8
                                                                                   -----------------     ----------------
       Total assets..............................................................         $24,620.7            $22,525.4
                                                                                   =================     ================

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
    Consequently, cumulative earnings on the closed block assets and liabilities for the period January 1, 2000 to September 30, 2002 in excess of expected cumulative earnings did not inure to stockholders and have been used to establish a policyholder dividend obligation as of September 30, 2002.

    The following summarizes certain financial information relating to the closed block as of September 30, 2002 and December 31, 2001
    (in millions):

                                                                                              2002             2001
                                                                                          --------------    ------------
                  Liabilities:
                  Policy liabilities and policyholder deposit funds.....................      $ 9,377.2       $ 9,150.2
                  Policyholder dividends payable........................................          369.5           357.3
                  Policyholder dividend obligation......................................          530.6           167.2
                  Other closed block liabilities........................................           45.3            48.8
                                                                                          --------------    ------------
                  Total closed block liabilities........................................       10,322.6         9,723.5
                                                                                          --------------    ------------
                  Assets:
                  Available-for-sale debt securities at fair value......................        6,449.4         5,742.0
                  Mortgage loans........................................................          375.5           386.5
                  Policy loans..........................................................        1,402.5         1,407.1
                  Cash and cash equivalents.............................................           96.1           176.6
                  Accrued investment income.............................................          129.1           125.3
                  Premiums receivable...................................................           40.0            41.1
                  Deferred income taxes.................................................          404.1           392.8
                  Other closed block assets.............................................           23.3            18.3
                                                                                          --------------    ------------
                  Total closed block assets.............................................        8,920.0         8,289.7
                                                                                          --------------    ------------
                  Excess of closed block liabilities over closed block assets representing maximum future earnings to be recognized from
                     closed block assets and liabilities................................      $ 1,402.6       $ 1,433.8
                                                                                          ==============    ============

    The following summarizes the components of the change in our policyholder dividend obligation for the nine months ended September
    30, 2002 and the six months ended December 31, 2001 (in millions):
                                                                                                2002            2001
                                                    ------------    -----------
Change In Policyholder Dividend Obligation:
                  Balance at beginning of period........................................        $ 167.2         $ 115.5
                  Unrealized gains on assets............................................          364.4            38.5
                  Excess of cumulative (loss) income....................................           (1.0)           13.2
                                                                                          --------------    ------------
                  Balance at end of period..............................................        $ 530.6         $ 167.2
                                                                                          ==============    ============

    The following summarizes certain financial information relating to the closed block for the nine months ended September 30, 2002
    (in millions):

                        Revenues:
                        Premiums................................................                 $788.9
                        Net investment income...................................                  422.8
                        Realized investment losses, net.........................                  (50.3)
                                                                                              ----------
                        Total revenues..........................................                1,161.4
                                                                                              ----------
                        Expenses:
                        Benefits to policyholders...............................                  811.4
                        Dividends to policyholders..............................                  294.6
                        Other operating costs and expenses......................                    8.6
                        Change in policyholder dividend obligation..............                   (1.0)
                                                                                              ----------
                        Total benefits and expenses.............................                1,113.6
                                                                                              ----------
                        Contribution from the closed block, before income taxes                    47.8
                        Income tax expense......................................                   16.6
                                                                                              ----------
                        Contributions from closed block, after income taxes.....                 $ 31.2
                                                                                              ==========

8.  Income Taxes

    The income taxes attributable to losses before cumulative effect of accounting changes are different than the amounts determined by multiplying income before income taxes by the statutory income tax rate.  The sources of the difference and the income tax effects of each for the three months and the nine months periods ended September 30, 2002 and 2001were as follows (dollars in millions):

                                             Three Months                                       Nine Months
                            ----------------------------------------------    -----------------------------------------------
                                    2002                     2001                     2002                      2001
                            ---------------------    ---------------------    ---------------------     ---------------------
                              Amount         %         Amount         %         Amount         %          Amount         %
                            ----------    -------    ----------    -------    ----------     ------     ----------    -------

Income tax expense
  (benefit) at statutory
  rate....................     $(40.6)      (35)%       $(22.0)      (35)%       $(46.4)      (35)%        $(81.1)      (35)%
Goodwill impairment.......       19.5         17%           --         --          19.5         15%            --         --
Dividend received
 deduction and tax
 exempt interest..........       (1.6)       (1)%         (1.0)       (2)%         (2.6)       (2)%          (4.6)       (2)%
Minority interest ........       (1.1)       (1)%         (0.6)       (1)%         (3.2)       (2)%          (1.8)       (1)%
Low income housing
 tax credit...............       (1.0)       (1)%         (1.1)       (2)%         (3.1)       (2)%          (3.1)       (1)%
Demutualization
 expenses.................         --          --          0.7          1%          0.2         --            6.8          3%
Differential earnings
  (equity tax)............         --          --        (21.0)       (33)%          --         --          (21.0)       (9)%
Other, net................       (1.2)       (1)%          1.8          3%         (4.8)       (4)%          (2.1)       (1)%
                            ----------    -------    ----------    -------    ----------     ------     ----------    -------
Income tax expense
  (benefit)...............     $(26.0)      (22)%       $(43.2)      (69)%       $(40.4)      (30)%       $(106.9)      (46)%
                            ==========    =======    ==========    =======    ==========     ======     ==========    =======

9.   Discontinued Reinsurance Operations

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

    Phoenix has established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business.  These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance and our other reinsurance to cover our losses and the likely legal and administrative cost of winding down the business.  Total reserves were $40 million and total reinsurance recoverables were $80 million at September 30, 2002.  In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business.  The maximum coverage available is currently $150 million.  The amount of our total financial provisions at September 30, 2002 was therefore $110 million, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite aggregate excess-of-loss reinsurance.  Based on the most recent information available,
    Phoenix did not recognize any additional reserve provisions during the first nine months of 2002.

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

    Further, Phoenix was, along with Sun Life Assurance of Canada ("Sun Life") and Cologne Life Reinsurance Company ("Cologne Life"),
    a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, Phoenix joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, Phoenix and Sun Life sought to cancel their retrocession agreement on the grounds that material misstatements and nondisclosures were made to them about, among other things, the amount of risks they would be reinsuring. The arbitration proceeded only with respect to the Unicover pool, because Phoenix, Sun Life and Cologne Life reached settlement with the two
    Unicover facilities in the first quarter of 2000. On October 8, 2002, the arbitration panel issued its decision. The financial implications of the decision are consistent with Phoenix's current financial provisions.

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

    The assets and liabilities of the discontinued operations have been excluded from the assets and liabilities of continuing operations and separately identified on the Consolidated Balance Sheet. Net assets of the discontinued operations totaled $20.8 million as of September 30, 2002 and December 31, 2001.

    There were no discontinued reinsurance operating results for the nine months ended September 30, 2002 and 2001.

10. Commitments and Contingencies

    Certain group accident and health reinsurance business has become the subject of disputes concerning the placement of the business with reinsurers and the recovery of the reinsurance. See note 9, "Discontinued Reinsurance Operations."

    Phoenix has commitments under the terms of two of its acquisition agreements. Phoenix may be obligated to pay an additional amount in 2005 for its initial ownership interest in Capital West Asset Management, LLC depending upon Capital West Asset Management's revenue growth through 2004. Phoenix may also be obligated to pay an additional amount in 2004 for its initial ownership interest in Kayne Anderson Rudnick based upon Kayne Anderson Rudnick's management fee revenue growth through 2003. In addition, Phoenix will purchase additional ownership interests in Capital West Asset Management and Kayne Anderson Rudnick by 2007.

    As of September 30, 2002, Phoenix had off-balance sheet unfunded commitments totaling $164.1 million to 78 different private equity funds. These unfunded commitments can be drawn down by the various private equity funds as necessary to fund their portfolio investments over the next three years. The amount collectively drawn down by the private equity funds in our portfolio over the nine months ended September 30, 2002 was $31.8 million. The amounts collectively drawn down by the private equity funds in our portfolio over the last three years were $47.0 million in 2001, $96.9 million in 2000 and $108.5 million in 1999. During that same three-year period, the private equity funds in our portfolio have made cash and stock distributions to Phoenix valuing
    $63.1 million in 2001, $245.1 million in 2000 and $101.4 million in 1999. Cash and stock distributions to Phoenix for the nine months ended September 30, 2002 were $34.8 million.

    Phoenix has letters of credit provided by commercial banks totaling $10.3 million as of September 30, 2002.

    Phoenix has entered into certain agreements with a small number of both Phoenix Life's and PXP's key executives that will, in certain circumstances, provide separation benefits upon the termination of an executive's employment by the company for reasons other than death, disability, cause or retirement, or by the executive for "good reason," as defined in the agreements. For most of these executives, the agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements. For additional details, see our proxy statement for the 2002 Annual Meeting of Shareholders and the various employment-related contracts contained as exhibits in our filings with the
    Securities and Exchange Commission.

11. Stock-based Compensation

    Stock Options

    Phoenix has a plan through which it makes options available to employees at the discretion of its board of directors. Non-employee directors receive option grants under a separate plan at the discretion of the board of directors. Exercise prices are generally fixed at the market value of the company's common stock at the date of grant. Under the employee plan, options vest and are exercisable over a three-year period. Under the directors plan, options vest and are exercisable immediately, provided no options may be exercised until after the second anniversary of the company's IPO. The employee plan authorized the issuance of up to 5% of the total number of common stock shares outstanding immediately after the IPO in June 2001, or 5.3 million shares. All options have an expiration date not exceeding ten years. The directors plan authorized the issuance of not more than 500,000 shares.

    Phoenix granted 5,000 options during the three months ended September 30, 2002 and 4,456,906 options during the nine months ended
    September 30, 2002. The options granted during the second quarter were granted at $16.20 and the options granted during the third quarter were granted at $15.90. During the three and nine months ended September 30, 2002, 7,500 options were forfeited; no options were exercised and none expired. No options were exercisable at September 30, 2002.

    Phoenix has chosen to account for these stock options in accordance with initial accounting guidance that treats these options as capital transactions, not as compensation expense. Accordingly, Phoenix is providing pro forma disclosures of earnings and earnings per share as if it had elected to treat the options as compensation expense (in millions, except per share amounts):

                                                                          Three          Nine
                                                                          Months         Months
                                                                       ------------    ------------
    Net income (loss):
          As reported................................................     $ (93.0)       $ (231.6)
          Pro forma..................................................     $ (95.4)       $ (236.9)
    Basic earnings per share:
          As reported................................................     $  (.96)        $ (2.34)
          Pro forma..................................................     $  (.99)        $ (2.39)

    Pro forma after-tax compensation expense is $2.4 million for the three months ended September 30, 2002 and $5.3 million for the nine months ended September 30, 2002. The options related to approximately $1.3 million of the pro forma expense have fully vested as of September 30, 2002 and there will be no additional pro forma expense recognition for those options.

    The pro forma adjustment relating to options granted is based on a fair value method using the Black-Scholes option pricing model.
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

    Restricted Stock Units

    During the third quarter of 2002, Phoenix awarded 573,477 restricted stock units valued at $13.95 per share. The entire expense associated with the award was recognized for the three months ended September 30, 2002 with a corresponding credit to additional paid-in capital. The restriction period for this award ends June 25, 2006, at which time shares of Phoenix common stock will be issued to settle the restricted stock units obligation.

12. Earnings Per Share

    The 2001 weighted-average shares outstanding calculation is pro forma and is based on the weighted-average shares outstanding for the period from the demutualization and initial public offering to the end of the year.

    Common stock equivalents, including stock options and restricted stock units, have not been included in the earnings per share calculation because the effect would be anti-dilutive. If the effect had been dilutive, there would have been 573,477 common stock equivalent shares from restricted stock units. The weighted-average effect from the restricted stock units on the quarter would have been 19,116 shares, and the year-to-date effect would have been 6,372 shares.

13. Subsequent Event

    At September 30, 2002, Phoenix owned approximately 6.1% (13.95% when the convertible subordinated debenture is included) of the common stock of Hilb, Rogal and Hamilton Company, or HRH, a publicly-traded insurance intermediary. Phoenix acquired 1,730,084 shares of HRH common stock in 1999. Also in 1999, Phoenix acquired a 5.25% convertible subordinated debenture issued by HRH for
    $32.0 million. We converted the debenture, which would have matured on May 3, 2014, into 2,813,186 shares of HRH common stock on
    November 12, 2002.

    Our investment in HRH common stock is reported on the equity method. Our investment in HRH's convertible debenture is reported at fair value with net unrealized gains or losses included in equity. The notes and common stock are classified as affiliate equity and debt securities in the consolidated balance sheet.

    On November 13, 2002, Phoenix sold 3,622,500 stock purchase contracts, including 472,500 stock purchase contracts pursuant to an over-allotment option granted to the underwriters of the offering.  The purchase contracts were sold at a price of $38.10 per purchase contract.

    Under each purchase contract, Phoenix will make quarterly contract adjustment payments at the rate of 7.0 percent of the initial price per year, payable quarterly beginning on February 13, 2003.  Contract holders will receive shares of HRH from us on November
    13, 2005.  The number of shares to be delivered for each purchase contract on the settlement date will range between 0.8197 shares and 1.000 shares, depending on HRH's stock price during a specified period prior to the settlement date.

    The purchase contract offering was concurrent with a separate secondary offering of 1,804,000 shares of HRH common stock, 654,000 of which were being offered by Phoenix, with the remaining 1,150,000 being offered by HRH.  Those shares initially were priced at
    $38.10 per share.  Phoenix also granted the underwriters an over-allotment option of up to 266,770 shares.

    After deducting for underwriting discounts and commissions, Phoenix received $156.5 million in aggregate net proceeds from the stock purchase contracts offering, the exercise of the related over-allotment option, and the separate secondary offering. Phoenix will convey these net proceeds (or approximately $166 million if the remaining underwriters' over-allotment option is exercised)
    to Phoenix Life (our subsidiary that originally owned the stock and convertible notes), which will use the proceeds for general corporate purposes. Assuming the remaining over-allotment options are exercised, Phoenix would recognize an additional pre-tax
    GAAP realized gain of approximately $23 million in the fourth quarter of 2002 and at least $94 million in the fourth quarter of
    2005. In addition, Phoenix Life would recognize a pre-tax statutory gain of approximately $54.5 million in the fourth quarter of
    2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis reviews: our consolidated financial condition as of September 30, 2002 as compared to December
31, 2001; our consolidated results of operations for the three and nine months ended September 30, 2002 and 2001; and, where appropriate, factors that may affect our future financial performance. This discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes thereto of The Phoenix Companies, Inc. ("Phoenix") contained in this filing as well as in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

This quarterly report contains statements that constitute forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. These include statements relating to trends in, or representing our beliefs about, our future strategies, operations and financial results, as well as other statements including words such as "anticipate," "believe," "plan,"
"estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon our current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others:
        o   changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets;
        o   heightened competition with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors;
        o   our primary reliance, as a holding company, on dividends from our subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of our subsidiaries to pay such dividends;
        o   regulatory, accounting or tax changes that may affect the cost of, or demand for, the products or services of our subsidiaries;
        o   downgrades in the claims paying ability or financial strength ratings of our subsidiaries;
        o   discrepancies between actual claims experience and assumptions used in setting prices for the products of  insurance subsidiaries' and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products;
        o   movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products;
        o   our success in achieving planned expense reductions; and
        o   other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.
We specifically disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Our Demutualization

On June 25, 2001, Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual") converted from a mutual life insurance company to a stock life insurance company (Phoenix Life Insurance Company, or "Phoenix Life") and became a wholly-owned subsidiary of Phoenix. At the same time, Phoenix Investment Partners, Ltd. ("PXP") became an indirect wholly-owned subsidiary of Phoenix.

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
To the extent that actual experience is more or less favorable than assumed, stockholder earnings will be affected.

In addition, Phoenix Life remains responsible for paying the benefits guaranteed under the policies included in the closed block, even if cash flows and revenues from the closed block prove insufficient. We funded the closed block to provide for these payments and for continuation of dividends paid under 2000 policy dividend scales, assuming the experience underlying such dividend scales continues. Therefore, we believe that Phoenix Life will not have to pay these benefits from assets outside the closed block, unless the closed block business experiences substantial adverse deviations in investment, mortality, persistency or other experience factors. We will accrue contributions necessary to fund guaranteed benefits under the closed block if it becomes probable that we will be required to fund any shortage.

The allocation of assets for the closed block was made as of December 31, 1999. Consequently, cumulative earnings on the closed block assets and liabilities for the period January 1, 2000 to September 30, 2002 in excess of expected cumulative earnings do not inure to stockholders and have been used to establish a policyholder dividend obligation as of September 30, 2002. For the nine months ended
September 30, 2002, the increase in the policyholder dividend obligation of $363.4 million pre-tax consists of $1.0 million of pre-tax losses offset by the change in unrealized gains on assets in the closed block of $364.4 million, pre-tax.

We incurred costs relating to the demutualization, excluding costs relating to the initial public offering, of $39.2 million, net of income taxes of $10.2 million, of which $14.1 million was recognized in the year ended December 31, 2000, $23.9 million was recognized in the year ended December 31, 2001 and $1.2 million was recognized in the nine months ended September 30, 2002.

Recently Issued Accounting Standard

Goodwill and Other Intangible Assets. Effective January 1, 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in equity-method investments. The standard primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Under the standard, amortization of goodwill and other intangible assets with indefinite lives recorded in past business combinations was discontinued after 2001 and reporting units have been identified for the purpose of assessing potential future impairments of goodwill. In accordance with the standard, amortization of goodwill and indefinite-lived assets has not been recognized after 2001.

The standard also requires that goodwill and indefinite-lived intangible assets be tested at least annually for impairment. Upon adoption of the standard, we tested our goodwill and indefinite-lived intangible assets for impairment by comparing the fair value to the carrying amount of the asset as of the beginning of 2002. The effect of adopting the standard in 2002 decreased after-tax income by $130.3 million ($1.32 per share) for the nine months ended September 30, 2002, primarily due to declines in the market value of investment management business units previously acquired.

In the third quarter of 2002, we tested our goodwill in accordance with the new accounting standard. We determined that the carrying value of certain goodwill had become impaired. Consequently, we wrote-off $66.3 million ($62.3 million after-tax) of goodwill in the third quarter. See note 4 of the unaudited consolidated financial statements in this Form 10-Q.

Significant Transactions

Management Restructuring Reserve. We recorded a reserve of $33.5 million, pre-tax ($21.8 million, after-tax) in the second quarter of
2002 primarily in connection with organizational and employment-related costs. In the third quarter of 2002, the reserve was increased $5.6 million, pre-tax ($3.6 million, after-tax) for additional related costs.

Collateralized Bond Obligation.  In August 2002, PXP closed the Phoenix-Mistic 2002-1 CBO, Ltd. $1 billion collateralized bond obligation consisting primarily of investment grade fixed income assets. The related assets and liabilities are included in separate account and investment trust assets and liabilities at September 30, 2002.

Variable Life and Annuity Business Acquisition. On July 23, 2002, Phoenix Life, through a wholly-owned subsidiary, acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002. The business acquired had a total account value of about $557.0 million as of June 30, 2002. This transaction was effected through a coinsurance agreement. The business acquired generated a $3.9 million operating loss, after taxes, for the three and nine months ended September 30, 2002.

Kayne Anderson Rudnick. On January 29, 2002, PXP acquired a majority interest in Kayne Anderson Rudnick. In accordance with the terms of the acquisition agreement, PXP purchased an initial 60% interest, with future purchases of an additional 15% to occur by 2007.
Kayne Anderson Rudnick's management retained the remaining ownership interests.  In addition to the cash payment of approximately
$100 million made at closing, a subsequent payment may be made in 2004 based upon growth in management fee revenues of the purchased business through 2003. Kayne Anderson Rudnick, based in Los Angeles, California, had approximately $8.1 billion in assets under management at September 30, 2002. Kayne Anderson Rudnick's results of operations for the period beginning January 30, 2002 through
September 30, 2002 are included in our consolidated results of operations for the nine months ended September 30, 2002. Our 2001 results do not include the financial results of Kayne Anderson Rudnick. Had Kayne Anderson Rudnick been acquired at the beginning of
2001, it would have contributed $10.5 million to Phoenix's consolidated revenues for the quarter ended September 30, 2001, and it would have contributed $4.0 million to income from operations (pre-tax and excluding minority interest) for the quarter. Kayne
Anderson Rudnick's contribution to consolidated revenues for the nine months ended September 30, 2001 would have been $28.5 million, and its contribution to income from operations would have been $9.3 million for the nine months ended September 30, 2001.

Stock Repurchase Program. We have a stock repurchase program with a total share repurchase authorization of 13 million shares.
Purchases can be made on the open market, as well as through negotiated transactions, subject to market prices and other conditions.
The repurchase program may be modified, extended or terminated by the board of directors at any time. At September 30, 2002, we had repurchased 12.0 million shares of our common stock at an average price of $15.92 per share, including 7.5 million shares acquired in the nine months ended September 30, 2002 at an average price of $16.61 per share.

Deferred Policy Acquisition Costs. In the first quarter of 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a pre-tax $22.1 million decrease in policy acquisition cost amortization expense in the first quarter of 2002. In the third quarter of 2002, we revised the long-term market return assumption for the annuity block of business from 8% to 7%.  In addition, as of September 30, 2002, Phoenix recorded an impairment charge related to the recoverability of its deferred acquisition cost asset related to the variable annuity business.  The revision in long-term market return assumption and the impairment charge resulted in a
$13.5 million pre-tax ($8.8 million after-tax) increase in policy acquisition cost amortization expense in the third quarter of 2002.

Consolidated Results of Operations

The following table presents summary consolidated financial data for the three and nine months ended September 30, 2002 and 2001 (in millions).

                                                        Three Months                                Nine Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Premiums................................      $297.1         $ 302.7        $ (5.6)       $813.9        $836.0         $(22.1)
Insurance and investment product fees...       139.4           129.1          10.3         425.6         414.3           11.3
Net investment income...................       228.8           194.7          34.1         675.7         588.6           87.1
Net realized investment losses..........       (10.5)          (16.7)          6.2         (74.1)        (37.2)         (36.9)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues.....................       654.8           609.8          45.0       1,841.1       1,801.7           39.4
                                           ----------     -----------    ----------    ----------     ---------     ----------
BENEFITS AND EXPENSES:
Policy benefits.........................       397.9           390.4           7.5       1,070.7       1,056.7           14.0
Policyholder dividends..................       112.7           105.7           7.0         294.4         301.7           (7.3)
Policy acquisition cost amortization ...        41.1            33.3           7.8          41.6          95.3          (53.7)
Goodwill impairment.....................        66.3              --          66.3          66.3            --           66.3
Intangible asset amortization...........         8.9            12.7          (3.8)         24.8          37.2          (12.4)
Interest expense........................         7.7             6.4           1.3          23.1          21.2            1.9
Demutualization expenses................          .2             5.3          (5.1)          1.7          24.8          (23.1)
Other operating expenses................       135.9           118.8          17.1         451.0         496.4          (45.4)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total benefits and expenses........       770.7           672.6          98.1       1,973.6       2,033.3          (59.7)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before income taxes
   and minority interest................      (115.9)          (62.8)        (53.1)       (132.5)       (231.6)          99.1
Applicable income tax (benefit)expense..       (26.0)          (43.2)         17.2         (40.4)       (106.9)          66.5
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before minority interest         (89.9)          (19.6)        (70.3)        (92.1)       (124.7)          32.6
Minority interest in net income of
   subsidiaries.........................         3.1             1.6           1.5           9.2            5.1           4.1
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before cumulative
   effect of accounting changes.........       (93.0)          (21.2)        (71.8)       (101.3)       (129.8)          28.5
Cumulative effect of accounting
   changes:
    Goodwill impairment.................          --              --            --        (130.3)           --         (130.3)
    Securitized financial instruments...          --              --            --            --         (20.5)          20.5
    Venture capital partnerships........          --              --            --            --         (48.8)          48.8
    Derivative financial instruments....          --              --            --            --           3.9           (3.9)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Net loss................................     $ (93.0)        $ (21.2)      $ (71.8)     $ (231.6)     $ (195.2)       $ (36.4)
                                           ==========     ===========    ==========    ==========     =========     ==========

The fluctuations in both premiums and insurance and investment product fees for the comparative three-month and nine-month periods reflect our continued emphasis on variable universal life, universal life and annuity product sales, rather than on traditional life product sales.

The increases in net investment income for the comparative three-month and nine-month periods were due primarily to decreased losses in our venture capital portfolio in 2002 and increased investment income, including equity in the increased earnings of our investments in Aberdeen. Investment income increased in 2002 due to higher invested asset balances from the investment of proceeds from our IPO, our December 2001 debt offering and growth in our annuity business. The increase was partially offset by a drop in new money rates during 2002.

The increase in realized investment losses for the comparative nine-month periods was due primarily to increased credit related losses in the telecommunications industry and collateralized debt obligation holdings. The majority of these losses were in the closed block.

The increase in policyholder dividends for the comparative three-month periods was due primarily to the growth of our policyholder dividend obligation resulting from favorable mortality and persistency experience.

The increase in policy acquisition cost amortization for the comparative three-month periods was due primarily to a $13.5 million pre-tax acceleration of deferred acquisition costs primarily related to the variable annuity business. It resulted from a revision of our long-term market return assumption for annuities from 8% to 7% and an impairment charge related to the recoverability of our deferred acquisition cost asset related to our variable annuities business. The Valley Forge block we acquired at the beginning of the quarter, which experienced significant declines in assets due to equity market declines, accounts for $4.5 million of this acceleration. The increase in amortization was partially offset by favorable mortality and persistency experience in other blocks of business.

The decrease in policy acquisition cost amortization for the comparative nine-month periods was primarily due to favorable mortality and persistency experience and revised mortality assumptions, offset by a $13.5 million acceleration of deferred acquisition cost expense related to our annuity business in the third quarter of 2002. Deferred policy acquisition costs for individual participating life insurance policies are amortized in proportion to estimated gross margins. The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e. lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. In the first quarter of 2002, we revised the mortality assumptions used in the development of estimated gross margins to reflect favorable experience and, as a result, the amortization cost decreased.

Goodwill impairment for the three-month and nine-month periods ended September 30, 2002 relates to goodwill associated with certain of our investment management partners. In the third quarter of 2002, we tested our goodwill in accordance with the new accounting standard. We determined that the carrying value of certain goodwill had become impaired and recorded a charge of $66.3 million ($62.3 million after-tax) in the third quarter.

The decreases in intangible asset amortization for the comparative three-month and nine-month periods were due to our current year adoption of the recently issued goodwill accounting standard, which ended the amortization of goodwill and indefinite-lived assets on
January 1, 2002.

Interest expense increased in both current year reporting periods due to higher levels of indebtedness in 2002 than in 2001.

The increase in other operating expenses for the comparative three-month periods was due primarily to higher Life and Annuity expenses and the non-recurring management restructuring charge of $5.6 million, pre-tax. Life and Annuity expenses were higher due principally to pension costs, slightly higher compensation and corporate overhead absorption. The decrease in other operating expenses for the comparative nine-month periods was due mostly to lower non-recurring charges and Corporate and Other segment expenses. This decrease was partially offset by increases in Life and Annuity and Investment Mnagement segment expenses. Life and Annuity expenses were higher due primarily to pension costs, slightly higher compensation and corporate overhead absorption. Investment Management expenses were higher due to the expenses of Kayne Anderson Rudnick. We acquired a majority interest in Kayne Anderson Rudnick on January 29, 2002.

Our effective income tax benefit rates of 22.4% and 30.5% for the three months and nine months ended September 30, 2002, respectively, differed from the statutory U.S. federal income tax benefit rate of 35% as a result of the tax benefits associated with low income housing tax credits, non-taxable dividend and interest income and the recovery of non-taxable amounts related to an IRS settlement, offset by the tax on nondeductible goodwill impairment charges.  The effective income tax benefit rates of 68.8% and
46.2% for the three months and nine months ended September 30, 2001, respectively, also differed from the statutory income tax benefit rate of 35% as a result of the non-deductible demutualization expenses offset by the tax benefits associated with low income housing tax credits and non-taxable dividend and interest income.

Based on the current low level of pre-tax operating income in relation to permanent tax benefits, future changes in pre-tax operating income may produce disproportionate changes to the effective income tax rate. As a result, the effective income tax rate for the three and nine months ended September 30, 2002 should not be considered an estimate of the effective income tax rate for the year
2002. The effective benefit rate for the year 2001, excluding the equity tax applicable to mutual life insurance company operations and nondeductible demutualization expenses, was 39%.

Results of Operations by Segment

We evaluate segment performance on the basis of segment operating income. Realized investment gains and some non-recurring items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains are often subject to our discretion. Non-recurring items are removed from segment operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with generally accepted accounting principles ("GAAP"), we believe that segment operating income is an appropriate measure that represents earnings attributable to the ongoing operations of our business. The criteria used to identify non-recurring items and to determine whether to exclude a non-recurring item from segment operating income include whether the item is infrequent and:
        o        is material to the segment's operating income; or
        o        results from a business restructuring; or
        o        results from a change in the regulatory environment; or
        o        relates to other unusual circumstances (e.g., litigation).

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

Segment Allocations

We allocate capital to Investment Management on an historical cost basis and to our Life and Annuity segment based on 250% of company action level risk-based capital. We allocate net investment income based on the assets allocated to each segment. We allocate other costs and operating expenses to each segment based on the nature of such costs, cost allocations using time studies, and other allocation methodologies.

The following table presents a reconciliation of segment operating income to GAAP reported income for the three and nine months ended
September 30, 2002 and 2001 (in millions).

                                                         Three Months                                Nine Months
                                             --------------------------------------    ----------------------------------------
                                               2002          2001         Change         2002            2001         Change
                                             ----------    ----------    ----------    ----------     -----------    ----------
SEGMENT OPERATING INCOME (LOSS):
Life and Annuity...........................     $ (1.2)       $  7.6        $ (8.8)       $ 35.2          $ 38.7        $ (3.5)
Investment Management......................      (60.0)          (.8)        (59.2)        (55.4)           (1.8)        (53.6)
                                             ----------    -----------   ----------    ----------      ----------    ----------
   Total operating segments................      (61.2)          6.8         (68.0)        (20.2)           36.9         (57.1)
Venture Capital............................      (14.3)        (31.5)         17.2         (37.0)          (65.1)         28.1
Corporate and Other........................       (6.3)         (2.6)         (3.7)        (15.9)          (19.7)          3.8
                                             ----------    ----------    ----------    ----------     -----------    ----------
   Total segment operating loss............     $(81.8)      $ (27.3)        (54.5)        (73.1)        $ (47.9)        (25.2)
                                             ----------    ----------    ----------    ----------     -----------    ----------
ADJUSTMENTS:
Net realized investment losses.............       (7.6)        (10.7)          3.1         (16.7)          (24.1)          7.4
Management restructuring reserve...........       (3.6)           --          (3.6)        (25.4)             --         (25.4)
Deferred policy acquisition costs
     mortality assumptions refinement......         --            --            --          15.1              --          15.1
Pension adjustment.........................         --           2.9          (2.9)           --             2.9          (2.9)
Surplus tax................................         --          21.0         (21.0)           --            21.0         (21.0)
Demutualization expenses...................         --          (3.9)          3.9          (1.2)          (22.9)         21.7
Early retirement pension adjustment........         --            --            --            --           (11.3)         11.3
Partnership gains..........................         --            --            --            --             2.4          (2.4)
Expense of purchase of PXP minority
     interest..............................         --          (3.2)          3.2            --           (49.9)         49.9
                                             ----------    ----------    ----------    ----------     -----------    ----------
   Total adjustments.......................      (11.2)          6.1         (17.3)        (28.2)          (81.9)         53.7
                                             ----------    ----------    ----------    ----------     -----------    ----------
Income (loss) before cumulative effect
  of accounting changes....................     $(93.0)      $ (21.2)       $(71.8)     $ (101.3)        $(129.8)       $ 28.5
                                             ==========    ==========    ==========    ==========     ===========    ==========

Life and Annuity Segment

The following table presents summary financial data relating to Life and Annuity for the three and nine months ended September 30,
2002 and 2001 (in millions).

                                                        Three Months                                Nine Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Premiums.............................         $297.1          $302.8        $ (5.7)       $813.9        $836.0        $ (22.1)
Insurance and investment product fees           78.7            72.0           6.7         235.2         226.2            9.0
Net investment income................          245.1           228.3          16.8         705.4         664.8           40.6
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues..................          620.9           603.1          17.8       1,754.5       1,727.0           27.5
                                           ----------     -----------    ----------    ----------     ---------     ----------
BENEFITS AND EXPENSES:
Policy benefits and dividends........          506.0           493.7          12.3       1,400.7       1,351.0           49.7
Policy acquisition cost amortization.           41.2            33.3           7.9          68.2          95.3          (27.1)
Other operating expenses.............           75.6            64.5           11.1        231.4         221.5            9.9
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total benefits and expenses.....          622.8           591.5           31.3      1,700.3       1,667.8           32.5
                                           ----------     -----------    ----------    ----------     ---------     ----------
Operating income (loss) before
  income taxes.......................           (1.9)           11.6         (13.5)         54.2          59.2           (5.0)
Applicable income tax expense
  (benefit)..........................            (.7)            4.0          (4.7)         19.0          20.5           (1.5)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Segment operating income (loss)......         $ (1.2)         $  7.6        $ (8.8)       $ 35.2        $ 38.7         $ (3.5)
                                           ==========     ===========    ==========    ==========     =========     ==========

The fluctuations in both premiums and insurance and investment product fees for the comparative three-month and nine-month periods reflect our continued emphasis on variable universal life, universal life and annuity product sales, rather than on traditional life product sales.

The increases in net investment income for the comparative three-month and nine-month periods resulted from increases in invested assets, primarily from the fixed portion of our annuity business. The increase was partially offset by lower new money rates.

The increases in policy benefits and dividends for the comparative three-month and nine-month periods were due primarily to the growth of our policyholder dividend obligation resulting from favorable mortality and persistency experience. Also, in the nine months ended September 30, 2001, there was a one-time favorable adjustment (expense reduction) of $15.8 million, before-tax, related to the establishment of the closed block, pursuant to the accounting rules for newly demutualized companies.

The increase in policy acquisition cost amortization expense for the comparative three-month periods was due primarily to a $13.5 million pre-tax ($8.8 million after-tax) acceleration of deferred acquisition costs primarily related to the variable annuity business in the third quarter. It resulted from a revision of our long-term market return assumption for annuities from 8% to 7%. In addition, $4.5 million of this acceleration is related to the Valley Forge block which we acquired at the beginning of the quarter and which experienced significant declines in assets due to equity market declines. The increase in amortization was partially offset by favorable mortality and persistency experience in other blocks of business.

The decrease in policy acquisition cost amortization for the comparative nine-month periods was primarily due to favorable mortality and persistency experience and revised mortality assumptions, offset by a $13.5 million acceleration of deferred acquisition cost expense related to our annuity business in the third quarter of 2002. Deferred policy acquisition costs for individual participating life insurance policies are amortized in proportion to estimated gross margins. The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e. lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. In the first quarter of 2002, we revised the mortality assumptions used in the development of estimated gross margins to reflect favorable experience and, as a result, the amortization cost expense decreased.

The increases in other operating expenses for the comparative three-month and nine-month periods were due primarily to higher benefit costs, mainly pension-related costs for the nine-month period. The segment also experienced slightly higher compensation expense and corporate overhead absorption costs.

The following table presents variable annuity funds under management data for the three and nine months ended September 30, 2002 and
2001 (in millions).

                                                      Three Months                     Nine Months
                                               ----------------------------    ----------------------------
                                                   2002            2001           2002             2001
                                               -------------    -----------    ------------     -----------

     Deposits..............................         $ 804.2        $ 235.5       $ 2,040.6         $ 899.5
     Performance...........................          (294.7)        (578.4)         (515.1)         (932.9)
     Fees..................................           (13.8)         (15.5)          (45.4)          (50.6)
     Benefits and surrenders...............          (191.9)        (109.6)         (524.5)         (388.3)
                                               -------------    -----------    ------------     -----------
     Change in funds under management......           303.8         (468.0)          955.6          (472.3)
     Beginning balance.....................         5,400.9        4,398.9         4,749.1         4,403.2
                                               -------------    -----------    ------------     -----------
     Ending balance........................       $ 5,704.7      $ 3,930.9        $5,704.7       $ 3,930.9
                                               =============    ===========    ============     ===========

Investment Management Segment

 The following table presents summary financial data relating to Investment Management for the three and nine months ended September
30, 2002 and 2001 (in millions).

                                                        Three Months                                Nine Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Investment product fees..................     $ 62.6          $ 63.4        $  (.8)       $199.4        $200.2         $  (.8)
Net investment income....................        3.0             1.9           1.1           9.8           5.0            4.8
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues......................       65.6            65.3            .3         209.2         205.2            4.0
                                           ----------     -----------    ----------    ----------     ---------     ----------
EXPENSES:
Goodwill impairment......................       66.3              --          66.3          66.3            --           66.3
Intangible asset amortization............        8.7            12.5          (3.8)         24.6          36.8          (12.2)
Other operating expenses.................       52.7            54.4          (1.7)        171.6         164.6            7.0
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total expenses......................      127.7            66.9          60.8         262.5         201.4           61.1
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before income taxes
   and minority interest.................      (62.1)           (1.6)        (60.5)        (53.3)          3.8          (57.1)
Applicable income tax benefit ...........       (5.2)           (2.4)         (2.8)         (7.1)           .5           (7.6)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before minority interest
   in net income of subsidiaries.........      (56.9)             .8         (57.7)        (46.2)          3.3          (49.5)
Minority interest in net income of
   subsidiaries..........................        3.1             1.6           1.5           9.2           5.1            4.1
                                           ----------     -----------    ----------    ----------     ---------     ----------
Segment operating income (loss)..........     $(60.0)         $  (.8)       $(59.2)       $(55.4)       $ (1.8)       $ (53.6)
                                           ==========     ===========    ==========    ==========     =========     ==========

Poor equity market performance during the second and third quarters of 2002 decreased investment product fees. This decrease was largely offset by $1.2 billion increases in average assets under management for each of the private client and institutional lines of business during the third quarter. Our acquisition of Kayne Anderson Rudnick increased assets under management by $7.6 billion, and the issuance of the Phoenix-Mistic CBO increased assets under management by $1 billion.

The increases in net investment income for the comparative three-month and nine-month periods were due primarily to equity in the increased earnings of our investments in Aberdeen, an unconsolidated affiliate.

 The goodwill impairment expense of $66.3 million for the three-month and nine-month periods ended September 30, 2002 relates to goodwill associated with certain of our investment management partners. In the third quarter of 2002, we tested our goodwill in accordance with the new accounting standard. We determined that the carrying value of certain goodwill had become impaired and recorded a charge of $66.3 million ($62.3 million after-tax) in the third quarter.

The decreases in intangible asset amortization for the comparative three-month and nine-month periods were due to our current year adoption of the recently issued goodwill accounting statement, which ended the amortization of goodwill and indefinite-lived assets effective January 1, 2002.

The decrease in other operating expenses for the comparative three-month periods was due primarily to employment related expenses which decreased $1.3 million. This decrease primarily resulted from reductions of management incentive accruals and performance-based incentive plans at certain partners, partially offset by an increase in pension costs. Additionally, non-employment related expenses decreased  $0.5 million largely due to a reduced use of outside consultants.

The increase in other operating expenses for the comparative nine-month periods was due to employment related expenses at Kayne
Anderson Rudnick. Excluding Kayne Anderson Rudnick, other operating expenses for the comparative nine-month period decreased. This decrease was primarily from reductions of management incentive accruals and performance-based incentive plans at certain partners, partially offset by an increase in pension costs. Additionally, non-employment related expenses decreased  $3.1 million ($7.1 million, excluding Kayne Anderson Rudnick) due primarily to reductions in the use of outside consultants, and decreased professional fees and distribution costs.

The increases in minority interest in net income of subsidiaries for the comparative three-month and nine-month periods were due to our acquisition of Kayne Anderson Rudnick earlier this year. The effect of this acquisition was partially offset by decreased earnings at other subsidiaries in which there are minority investors.

The following table presents assets under management data for the three and nine months ended September 30, 2002 and 2001 (in millions).

                                                                     Three Months                       Nine Months
                                                            -------------------------------     ----------------------------
                                                                2002              2001             2002            2001
                                                            --------------    -------------     ------------    ------------
     TOTAL:
     Deposits........................................           $ 3,009.1        $ 2,091.9        $ 8,337.1       $ 7,700.2
     Redemptions and withdrawals.....................            (2,599.0)        (2,455.9)        (8,079.6)       (6,647.8)
     Acquisitions....................................               105.3               --          7,755.4           713.9
     Performance.....................................            (4,377.6)        (5,763.4)        (8,336.4)      (10,409.8)
     Other...........................................               600.3            126.3          1,528.5           809.4
                                                            --------------    -------------     ------------    ------------
     Change in funds under management................            (3,261.9)        (6,001.1)         1,205.0        (7,834.1)
     Beginning balance...............................            56,557.0         54,759.8         52,090.1        56,592.8
                                                            --------------    -------------     ------------    ------------
     Ending balance..................................           $53,295.1        $48,758.7       $ 53,295.1      $ 48,758.7
                                                            ==============    =============     ============    ============
     INSTITUTIONAL PRODUCTS:
     Deposits........................................           $ 1,798.6        $ 1,082.8        $ 3,591.9       $ 3,945.3
     Redemptions and withdrawals.....................            (1,178.3)        (1,169.3)        (3,973.1)       (2,370.7)
     Acquisitions....................................                  --               --          1,507.7              --
     Performance.....................................            (1,063.1)        (1,165.2)        (2,601.1)       (1,994.9)
     Other...........................................               600.3            126.3          1,528.5           809.4
                                                            --------------    -------------     ------------    ------------
     Change in funds under management................               157.5        (1,125.4)             53.9           389.1
     Beginning balance...............................            31,926.6         31,930.5         32,030.2        30,416.0
                                                            --------------    -------------     ------------    ------------
     Ending balance..................................           $32,084.1         30,805.1       $ 32,084.1      $ 30,805.1
                                                            ==============    =============     ============    ============
     PRIVATE CLIENT PRODUCTS:
     Mutual Funds:
     Deposits........................................            $  318.4         $  384.7         $  971.0       $ 1,492.0
     Redemptions and withdrawals.....................              (610.5)          (661.1)        (1,942.1)       (2,159.2)
     Acquisitions....................................                  --               --            333.5              --
     Performance.....................................              (994.6)        (2,163.3)        (2,194.7)       (3,772.8)
                                                            --------------    -------------     ------------    ------------
     Change in funds under management................            (1,286.7)        (2,439.7)        (2,832.3)       (4,440.0)
     Beginning balance...............................             9,676.0         12,716.4         11,221.6        14,716.7
                                                            --------------    -------------     ------------    ------------
     Ending balance..................................           $ 8,389.3       $ 10,276.7        $ 8,389.3      $ 10,276.7
                                                            ==============    =============     ============    ============
     Intermediary Programs:
     Deposits........................................            $  802.9         $  582.8        $ 3,577.9      $  2,161.6
     Redemptions and withdrawals.....................              (731.6)          (553.5)        (1,838.9)       (1,948.3)
     Acquisitions....................................                  --               --          4,723.4              --
     Performance.....................................            (1,994.5)        (1,801.1)        (3,084.7)       (3,728.8)
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ...............            (1,923.2)        (1,771.8)         3,377.7        (3,515.5)
     Beginning balance...............................            11,120.5          6,660.4          5,819.6         8,404.1
                                                            --------------    -------------     ------------    ------------
     Ending balance..................................           $ 9,197.3        $ 4,888.6        $ 9,197.3       $ 4,888.6
                                                            ==============    =============     ============    ============
     Direct Managed Accounts:
     Deposits........................................            $   89.2         $   41.6         $  196.3        $  101.3
     Redemptions and withdrawals.....................               (78.6)           (72.0)          (325.5)         (169.6)
     Acquisitions....................................               105.3               --          1,190.8           713.9
     Performance.....................................              (325.4)          (633.8)          (455.9)         (913.3)
                                                            --------------    -------------     ------------    ------------
     Change in funds under management ...............              (209.5)          (664.2)           605.7          (267.7)
     Beginning balance...............................             3,833.9          3,452.5          3,018.7         3,056.0
                                                            --------------    -------------     ------------    ------------
     Ending balance..................................           $ 3,624.4        $ 2,788.3        $ 3,624.4       $ 2,788.3
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

The following table presents summary financial data relating to Venture Capital for the three and nine months ended September 30,
2002 and 2001 (in millions).

                                                        Three Months                                Nine Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002         2001(1)        Change
                                           ----------     -----------    ----------    ----------     ---------     ----------

Net investment income (loss)............     $ (22.0)       $ (48.5)         $ 26.5       $(56.9)     $ (100.2)        $ 43.3
Applicable income tax expense
  (benefit).............................        (7.7)         (17.0)            9.3        (19.9)        (35.1)          15.2
                                           ----------     -----------    ----------    ----------     ---------     ----------
Segment operating income (loss).........     $ (14.3)       $ (31.5)         $ 17.2       $(37.0)      $ (65.1)        $ 28.1
                                           ==========     ===========    ==========    ==========     =========     ==========

(1)  Information  for the nine months ended  September 30, 2001 excludes the charge of $48.8 million  representing  the  cumulative effect of an accounting change as described above.

The reduction in net investment losses for the comparative three-month and nine-month periods were primarily due to a reduced impact of industry sector indices on lower partnership holdings balances in 2002 compared to 2001.

Corporate and Other Segment

The following table presents summary financial data relating to Corporate and Other for the three and nine months ended September 30,
2002 and 2001 (in millions).

                                                        Three Months                                Nine Months
                                           ----------------------------------------    ---------------------------------------
                                             2002            2001         Change         2002           2001         Change
                                           ----------     -----------    ----------    ----------     ---------     ----------
REVENUES:
Insurance and investment product fees          $ 4.0          $  2.8         $ 1.2        $  9.9        $  9.4          $  .5
Net investment income (loss) ............         .7             8.9          (8.2)         11.3          10.8             .5
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total revenues......................        4.7            11.7          (7.0)         21.2          20.2            1.0
                                           ----------     -----------    ----------    ----------     ---------     ----------
EXPENSES:
Policy benefits..........................        3.4             2.4           1.0           9.6           7.4            2.2
Interest expense.........................        7.7             6.8            .9          23.1          21.6            1.5
Other operating expenses.................        6.3             4.4           1.9          21.9          33.2          (11.3)
                                           ----------     -----------    ----------    ----------     ---------     ----------
     Total expenses......................       17.4            13.6           3.8          54.6          62.2           (7.6)
                                           ----------     -----------    ----------    ----------     ---------     ----------
Income (loss) before income taxes........      (12.7)           (1.9)        (10.8)        (33.4)        (42.0)           8.6
Applicable income tax (benefit)expense...       (6.4)             .7          (7.1)        (17.5)        (22.3)           4.8
                                           ----------     -----------    ----------    ----------     ---------     ----------
Segment operating loss...................     $ (6.3)         $ (2.6)       $ (3.7)       $(15.9)      $ (19.7)         $ 3.8
                                           ==========     ===========    ==========    ==========     =========     ==========

The increases in insurance and investment product fees for the comparative three-month and nine-month periods were due primarily to increased revenues from our information technology consulting subsidiary.

The decrease in net investment income for the comparative three-month periods was due primarily to a decrease in invested assets in
2002. The increase for the comparative nine-month periods was due primarily to equity in increased earnings of unconsolidated affiliates, including Hilb, Rogal and Hamilton Company, in 2002. In addition, net investment income in both periods was reduced as a result of asset re-allocation to the Life and Annuity segment, effective January 1, 2002.

Policy benefits increased in the comparative three-month periods primarily due to higher group pension benefits. The increase in the comparative three-month periods was principally the result of higher group life claims on our group policy carried by our wholly-owned subsidiary.

Interest expense increased in both reporting periods due to higher levels of indebtedness in 2002 than in 2001.

The increase in other operating expenses for the comparative three-month periods was due primarily to a one-time insurance expense recovery in the third quarter of 2001 that reduced that period's expense. We also experienced modestly higher technology related costs. The decrease in other operating expenses for the comparative nine-month periods was due to our exit from our physician practice management business in 2001 and lower unallocated corporate expenses in 2002.

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

Separate Account and Investment Trust Assets and Liabilities

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

In August 2002, PXP, our investment management subsidiary, closed the Phoenix-Mistic 2002-1 CBO, Ltd. $1 billion collateralized bond obligation consisting primarily of investment grade fixed income assets. The related assets and liabilities are included in separate account and investment trust assets and liabilities at September 30, 2002.

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

Debt Securities

Our debt security portfolio consists primarily of investment-grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2002, debt securities represented 72.0% of general account invested assets, with a carrying value of $11,818.6 million. Public debt securities represented 77.3% of this total amount, with the remaining 22.7% consisted of private debt securities. Our debt securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity.

Each year, the majority of our net cash flows are invested in investment-grade debt securities. However, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment-grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment-grade bonds is constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly if a major economic downturn occurs. As of September 30, 2002, total debt securities having an increased risk of default (those securities with a Securities Valuation Office  ("SVO") securities rating of four or greater) totaled $178.4 million, or 1.5% of our total debt security portfolio, and our below investment-grade debt securities represented 7.9% of our total debt security portfolio.

The following table presents the SVO ratings for our debt security portfolio as of September 30, 2002 and December 31, 2001 (in millions), along with an equivalent S%P rating agency designation. The majority of our bonds are investment grade, with 92.2%
invested in Categories 1 and 2 securities as of September 30, 2002.

Debt Securities by Credit Quality

   SVO          S%P Equivalent         Total Debt Securities           Public Debt Securities        Private Debt Securities
                                       --------------------------    ---------------------------    ---------------------------
  Rating        Designation               2002           2001           2002            2001           2002            2001
-----------     ------------------     -----------    -----------    ------------    -----------    -----------     -----------

    1           AAA/AA/A                $ 7,887.5      $ 6,139.3       $ 6,532.2      $ 5,019.3      $ 1,355.3       $ 1,120.0
    2           BBB                       3,005.4        2,686.7         1,907.7        1,667.9        1,097.7         1,018.8
                                       -----------    -----------    ------------    -----------    -----------     -----------
     Total investment grade              10,892.9        8,826.0         8,439.9        6,687.2        2,453.0         2,138.8
    3           BB                          759.5          581.6           575.9          452.9          183.6           128.7
    4           B                           129.7          173.0            97.7          150.4           31.9            22.6
    5           CCC and lower                43.8           38.6            23.7           18.0           20.2            20.6
    6           In or near default            4.9           23.3             1.5           19.8            3.4             3.5
                                       -----------    -----------    ------------    -----------    -----------     -----------
     Total                               11,830.8        9,642.5       $ 9,138.7      $ 7,328.3      $ 2,692.1       $ 2,314.2
                                                                     ============    ===========    ===========     ===========
Less debt securities of
   discontinued operations.......            12.2           34.8
                                      ------------    -----------
Total debt securities,
   continuing operations.........       $11,818.6      $ 9,607.7
                                      ============    ===========

Aberdeen Asset Management PLC

We own approximately 22.0% of the common stock of Aberdeen Asset Management PLC, or Aberdeen, a publicly-traded Scottish investment management company with institutional and retail clients in the United Kingdom, continental Europe, Asia, Australia and the U.S. We purchased 38.1 million Aberdeen common stock shares beginning in 1996. In 1996, we purchased 7% convertible subordinated notes issued by Aberdeen for $37.5 million. The notes, which mature on March 29, 2003 (Aberdeen may, through successive elections, extend the maturity date of the notes to March 29, 2005.) are convertible into 17,441,860 shares of Aberdeen common stock.  On January 8, 2002, we purchased 5.9% convertible subordinated notes issued by Aberdeen for $19.0 million. The notes which mature on January 14, 2007 are convertible into 2,526,442 Aberdeen common stock shares.

The investment in Aberdeen common stock is reported on the equity method. The investment in Aberdeen's convertible notes is reported at fair value with net unrealized gains or losses included in equity. The notes and common stock are classified as affiliate equity and debt securities in the consolidated balance sheet.

The carrying values (equity in net assets for common stock and fair value for debt securities) and the alternative values (fair value for common stock, based on a closing price of Aberdeen common stock at specified dates, and cost for debt securities) at September 30,
2002, June 30, 2002 and December 31, 2001 follows:

                                                            9/30/02           6/30/02            12/31/01
                                                          ------------      ------------       ------------
                   Debt securities:
                   Carrying value (fair value)                $   50.8           $  72.0            $ 101.2
                   Cost                                           56.5              56.5               37.5
                                                          ------------      ------------       ------------
                   Unrealized gain (loss)                     $   (5.7)          $  15.5            $  63.7
                                                          ------------      ------------       ------------

                   Equity securities:
                   Fair value                                 $   46.3           $ 113.3            $ 221.1
                   Carrying value (equity in net assets)         117.3             111.6              103.9
                                                          ------------      ------------       ------------
                   Unrealized gain (loss)                     $  (71.0)          $   1.7            $ 117.2
                                                          ------------      ------------       ------------

The difference of $(71) million between the fair values and carrying values in our interest in Aberdeen common stock has not been recognized in our financial statements. The difference of $(5.7) million between the fair value and cost of our investment in
Aberdeen debt securities has been recognized in our financial statements through other comprehensive income.

During the third quarter of 2002, Aberdeen experienced a 60% decline in its market capitalization resulting in a reduction in the fair value of our holdings during the same period.  At September 30, 2002, the decline in the fair value of our holdings in Aberdeen was considered to be temporary because of the relative short period of decline in fair value and Aberdeen's continued generation of earnings and positive cash flow from operations. We are currently assessing the facts and circumstances surrounding the decline in
Aberdeen's market capitalization to determine if the decline in the fair value of our holdings in Aberdeen is other than temporary.
A determination of an other-than-temporary impairment of our investment in Aberdeen would result in a write-down of our related carrying value to fair value, which would be reflected in earnings, net of deferred income taxes, as a realized investment loss in the period that determination of such impairment is made.

Hilb, Rogal and Hamilton Company

At September 30, 2002, we owned approximately 6.1% (13.95% when the convertible subordinated debenture is included) of the common stock of Hilb, Rogal and Hamilton Company, or HRH, a publicly-traded insurance intermediary. We acquired 1,730,084 shares of HRH common stock in 1999. Also in 1999, we acquired a 5.25% convertible subordinated debenture issued by HRH for $32.0 million. We converted the debenture, which would have matured on May 3, 2014, into 2,813,186 shares of HRH common stock on November 12, 2002.

Our investment in HRH common stock is reported on the equity method. Our investment in HRH's convertible debenture is reported at fair value with net unrealized gains or losses included in equity. The notes and common stock are classified as affiliate equity and debt securities in the consolidated balance sheet.

On November 13, 2002, we sold 3,622,500 stock purchase contracts, including 472,500 stock purchase contracts pursuant to an over-allotment option granted to the underwriters of the offering.  The purchase contracts were sold at a price of $38.10 per purchase contract.

Under each purchase contract, we will make quarterly contract adjustment payments at the rate of 7.0 percent of the initial price per year, payable quarterly beginning on February 13, 2003.  Contract holders will receive shares of HRH from us on November 13, 2005.
The number of shares to be delivered for each purchase contract on the settlement date will range between 0.8197 shares and 1.000 shares, depending on HRH's stock price during a specified period prior to the settlement date.

The purchase contract offering was concurrent with a separate secondary offering of 1,804,000 shares of HRH common stock, 654,000 of which were being offered by us, with the remaining 1,150,000 being offered by HRH.  Those shares initially were priced at $38.10 per share.  We also granted the underwriters an over-allotment option of up to 266,770 shares.

We received $156.5 million in aggregate net proceeds from the stock purchase contracts offering, the exercise of the related over-allotment option, and the separate secondary offering after deducting for underwriting discounts and expenses.  We will convey the net proceeds of approximately $156.5 million (or approximately $166 million if the remaining underwriters' over-allotment option is exercised) to Phoenix Life (our subsidiary that originally owned the stock and convertible notes), which will use the proceeds for general corporate purposes. Assuming the remaining over-allotment options are exercised, we would recognize an additional pre-tax
GAAP realized gain of approximately $23 million in the fourth quarter of 2002 and at least $94 million in the fourth quarter of 2005.
In addition, Phoenix Life would recognize a pre-tax statutory gain of approximately $54.5 million in the fourth quarter of 2002.

Certain Risks Related to Our Business

Claims paying ability ratings, sometimes referred to as financial strength ratings, indicate a rating agency's view of an insurance company's ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. In particular, several of the non-affiliated distributors of our life insurance products refuse to do business with insurance companies that are rated lower than Aa3 for financial strength by Moody's Investors Service, Inc. (or the equivalent of such ratings issued by other recognized ratings agencies). Phoenix Life currently has ratings of Aa3 ("Excellent") from
Moody's Investors Services, Inc. and A ("Excellent") from A.M. Best Company, Inc. On September 19, 2002, Fitch IBCA downgraded our rating from AA ("Very Strong") to AA- ("Very Strong"). On October 16, 2002, Standard % Poor's Ratings Services downgraded our rating from AA- ("Very Strong") to A+ ("Strong"). On September 6, 2002, Moody's placed us on review for a possible downgrade. A further rating downgrade or the potential for such a downgrade for Phoenix Life could materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affect relationships with distributors of our life insurance products, reduce new sales and adversely affect our ability to compete. Any of these occurrences could have a material adverse effect on our revenues from sales of life insurance policies.

Liquidity and Capital Resources

In the normal course of business, we enter into transactions involving various types of financial instruments such as debt securities and equity securities.  These instruments have credit risk and also may be subject to risk of loss due to interest rate and market fluctuations.

We also make off-balance sheet commitments related to venture capital partnerships. As of September 30, 2002, these total unfunded capital commitments were $164.1 million. These unfunded commitments can be drawn down by the various private equity funds (which numbered 78 at September 30, 2002) as necessary to fund their portfolio investments over the next three years. The amounts collectively drawn down by the private equity funds in our portfolio over the nine months ended September 30, 2002 was $31.8 million, including $11.3 million in the third quarter of 2002. The amounts collectively drawn down by the private equity funds in our portfolio over the last three years were $47.0 million in 2001, $96.9 million in 2000 and $108.5 million in 1999. During that same three-year period, the private equity funds in our portfolio have made cash and stock distributions to us of $63.1 million in 2001,
$245.1 million in 2000 and $101.4 million in 1999. Cash and stock distributions to us for the nine months ended September 30, 2002 were $34.8 million.

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

The Phoenix Companies, Inc. (unconsolidated)

Our primary uses of liquidity include the payment of dividends on our common stock, the making of loans or contributions to our subsidiaries, the servicing of our debt and the funding of our general corporate expenses.

Our primary source of liquidity has been from dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life can pay
stockholder dividends to us in any calendar year without prior approval in the amount of the lesser of:

    (1)      10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year; or

    (2)      Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Any amount in excess of this is subject to the discretion of the New York Superintendent of Insurance.

The dividend limitation imposed by New York Insurance Law is based on the statutory financial results of Phoenix Life. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with
GAAP. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.

At this time we do not expect to receive dividends from Phoenix Life in 2003 without special permission from the New York Insurance
Department. We have a master credit facility under which we have direct borrowing rights, as do Phoenix Life and PXP with our unconditional guarantee. Under this facility, we can borrow funds sufficient to enable us to make dividend payments on our common stock, pay our operating expenses, service our outstanding debt, make contributions to our subsidiaries and meet our other obligations if required.

We do not expect to receive significant dividend income from PXP in the near term because we expect that during this time, PXP will use a substantial portion of its cash flows from operations to pay down its outstanding debt, including indebtedness to Phoenix Life and Phoenix.

PXP

PXP's cash requirements are primarily to fund operating expenses and repay outstanding debt. PXP also will require liquidity to fund the costs of any future acquisitions or make contingent payments on previous acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital for the foreseeable future. PXP, together with Phoenix and Phoenix Life, has entered into a master credit facility under which PXP has direct borrowing rights, subject to Phoenix's unconditional guarantee. See "Debt Financing-- Master Credit
Facility." We believe that PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

Phoenix Life

Phoenix Life's liquidity requirements principally relate to: the liabilities associated with its various life insurance and annuity products; the payment of dividends to us; operating expenses; contributions to subsidiaries; and payment of principal and interest on outstanding surplus notes obligations. Phoenix Life's liabilities arising from its life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. Phoenix Life also has liabilities arising from the run-off of the remaining group accident and health reinsurance discontinued operations.

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

Additional sources of liquidity to meet unexpected cash outflows are available from Phoenix Life's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. government and agency bonds, short-term investments and marketable debt and equity securities. The cash Phoenix Life received as consideration for the transfer of shares of common stock of PXP and other subsidiaries in 2001 following its demutualization was a non-recurring source of liquidity. Pursuant to the plan of reorganization, this cash payment was $659.8 million.

Phoenix Life's current sources of liquidity also include a master credit facility under which Phoenix Life has direct borrowing rights, subject to our unconditional guarantee (see "Debt Financing"). Since the demutualization, Phoenix Life's access to the cash flows generated by the closed block assets is only for the purpose of funding the closed block.

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

The following table summarizes Phoenix Life's annuity contract reserves and deposit fund liabilities in terms of contractholders'
ability to withdraw funds as of September 30, 2002 and December 31, 2001 (dollars in millions):

                                            Withdrawal Characteristics of Annuity Contract
                                               Reserves and Deposit Fund Liabilities (1)

                                                                                     2002                     2001
                                                                            -----------------------   ----------------------
                                                                              Amount         %        Amount           %
                                                                            -----------   ---------   -----------    -------

          Not subject to discretionary withdrawal provisions...........        $ 167.2          3%       $ 173.9         3%
          Subject to discretionary withdrawal without adjustment(2)....        2,103.9         36%       1,054.8        21%
          Subject to discretionary withdrawal with market value
             adjustment................................................          621.1         11%         239.1         5%
          Subject to discretionary withdrawal at contract value
             less surrender charge.....................................          620.7         10%         453.3         9%
          Subject to discretionary withdrawal at market value .........        2,318.9         40%       3,087.5        62%
                                                                            -----------   ---------   -----------    -------
          Total annuity contract reserves and deposit fund liability...      $ 5,831.8        100%     $ 5,008.6       100%
                                                                            ===========   =========   ===========    =======
----------

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow from Phoenix Life an amount generally up to the cash value of their policies at any time. As of September
30, 2002, Phoenix Life had approximately $10.6 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Phoenix Life's amount of policy loans has not changed significantly since 1999. Policy loans at September 30, 2002 were
$2.2 billion.

On July 23, 2002, Phoenix Life, through a wholly-owned subsidiary, acquired the variable life and variable annuity business of Valley
Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002. The business acquired had a total account value of about $556.1 as of June 30, 2002. This transaction was effected through a coinsurance agreement.

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

Debt Financing

As of September 30, 2002, we had outstanding indebtedness of $613.6 million (excluding the inter-company indebtedness of PXP and
Phoenix Life described below under "PXP" and "Phoenix Life," respectively) consisting of our debt offering, master credit facility and surplus notes.

Debt offering. On December 19, 2001, we completed a debt offering of $300 million, thirty-year senior unsecured bonds at a coupon of
7.45%. The bonds are traded on the New York Stock Exchange under the symbol PFX. The carrying value at September 30, 2002 was $313.6 million.

Master Credit Facility. In June 2001, we, PXP and Phoenix Life entered into a $375 million revolving credit facility which matures on
June 10, 2005 (the "Master Credit Facility") and terminated PXP's and Phoenix Life's prior credit facilities. The Bank of Montreal is the administrative agent for this credit facility. Each company has direct borrowing rights under this credit facility. We unconditionally guarantee loans to PXP and Phoenix Life. Base rate loans bear interest at the greater of the Bank of Montreal's prime commercial rate or the effective federal funds rate plus 0.5%. Eurodollar rate loans bear interest at LIBOR plus an applicable margin. At September 30, 2002, the outstanding balance under this facility was $125 million, subject to the Eurodollar rate structure. The credit agreement contains customary financial and operating covenants that include, among other provisions, requirements that we maintain a minimum stockholders' equity of $2.0 billion through 2002 (increasing to $2.1 billion in 2003) and a maximum debt to capitalization ratio of 34%; that Phoenix Life maintain a minimum risk based capital ratio of 210%; and that PXP maintain a maximum debt to capitalization ratio of 60% and a minimum stockholder's equity of $224.0 million. Phoenix, Phoenix Life and PXP are in compliance with all debt covenants at September 30, 2002. We are currently in discussions with our banks to amend our financial covenants or to rewrite our credit facility.

PXP

As of September 30, 2002, PXP had $454 million of indebtedness outstanding, including:

Master Credit Facility. As of September 30, 2002, PXP had $125 million of debt outstanding under the Master Credit Facility, bearing interest annually at applicable LIBOR plus thirty-six basis points (increasing to 65 basis points in October 2002).

Phoenix Senior Note. During the first quarter of 2002, PXP borrowed $20 million from Phoenix to fund significant non-operating cash outflows. The senior note matures in 2006 and bears interest annually at 7.6%. Ten million dollars of this $20 million note was assigned as a contribution to capital of PXP during the third quarter of 2002.

Phoenix 2002 Subordinated Notes. PXP borrowed $20 million in the second quarter and $14 million in the third quarter from Phoenix to fund significant non-operating cash outflows. These subordinated notes, which would have matured in 2006, bore interest annually at
7.6%. These notes were assigned as a contribution of capital in the third quarter of 2002. During the first quarter of 2002, PXP borrowed an additional $100 million from Phoenix to fund the purchase of Kayne Anderson Rudnick. This subordinated note is due in
2007 and bears interest at the rate of 7.6%.

Phoenix Life Subordinated Note. In 2001, in exchange for the debentures held by it, Phoenix Life agreed to accept from PXP, in lieu of cash, a $69.0 million subordinated note due 2006, bearing interest annually at the rate of Three Month LIBOR plus two hundred basis points.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including asset valuation reserve) has decreased from $1,037.6 million at June 30, 2002 to $797.7 million at September 30, 2002.  Principal factors resulting in the decrease in Phoenix Life's consolidated statutory basis capital and surplus include:

        o    a $67.0 million decrease in carrying value of our common stock holdings in Aberdeen reflecting a decrease in Aberdeen's stock price from 194 pence at June 30, 2002 to 78 pence at September 30, 2002;
        o    an $86.9 million statutory loss from operations principally driven by the growth in our annuity business and the acquisition of a block of variable annuity business from CNA Financial where acquisition costs are immediately expensed for statutory accounting purposes;
        o    $30.7 million in unrealized losses on other equity securities;
        o    $22.1 million in unrealized losses on venture capital partnership investments; and
        o    $33.2 million in net realized investment losses.

At September 30, 2002, Phoenix owned approximately 6.1% (13.95% when the convertible subordinated debenture is included) of the common stock of Hilb, Rogal and Hamilton Company, or HRH, a publicly-traded insurance intermediary. Phoenix acquired 1,730,084 shares of HRH common stock in 1999. Also in 1999, Phoenix acquired a 5.25% convertible subordinated debenture issued by HRH for
$32.0 million. We converted the debenture, which would have matured on May 3, 2014, into 2,813,186 shares of HRH common stock on
November 12, 2002.

On November 13, 2002, Phoenix sold 3,622,500  stock purchase contracts, including 472,500 stock purchase contracts pursuant to an over-allotment option granted  to the  underwriters  of the  offering. The purchase contracts were sold at a price of $38.10  per purchase contract. The purchase contract offering was concurrent with a separate secondary offering of 1,804,000 shares of HRH common stock, 654,000 of which were being offered by Phoenix, with the remaining  1,150,000 being offered by HRH.Those shares initially were priced at $38.10 per share. Phoenix also granted the underwriters an over-allotment option of up to 266,770 shares.

Phoenix received $156.5 million in aggregate net proceeds from the stock purchase contracts offering, the exercise of the related over-allotment option, and the separate secondary offering after deducting for underwriting discounts and expenses.  Phoenix will convey the net proceeds of approximately $156.5 million (or approximately $166 million if the remaining underwriters' over-allotment option is exercised) to Phoenix Life (our subsidiary that originally owned the stock and convertible notes), which will use the proceeds for general corporate purposes. Assuming the remaining over-allotment options are exercised, Phoenix Life would recognize a pre-tax statutory gain of approximately $54.5 million in the fourth quarter of 2002.

Effective December 31, 2002, Phoenix Life will adopt Statutory Statement of Accounting Practices No. 10, Income Taxes ("SSAP No.
10"), for statutory accounting purposes.  Prior to December 31, 2002, New York domiciled insurance companies are precluded from recording deferred tax assets as admitted assets.  Recently enacted legislation provides for the admission of deferred tax assets as calculated under SSAP No. 10 effective December 31, 2002, at which point Phoenix Life anticipates recording a deferred tax asset to the extent that federal income taxes paid in prior years are recoverable through loss carrybacks and to the extent that any additional deferred tax assets are expected to be realized by December 31, 2003.  Based upon results through September 30, 2002,
Phoenix Life anticipates recovering approximately $48.0 million through net operating loss carrybacks.

Section 1322 of the New York Insurance Law requires that New York life insurers report their risk based capital ("RBC"). RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of September 30, 2002 and December 31, 2001,
Phoenix Life's total adjusted capital was in excess of each of these RBC levels. Each of the U.S. insurance subsidiaries of Phoenix
Life is also subject to these same RBC requirements. As of September 30, 2002 and December 31, 2001, the total adjusted capital of each of these insurance subsidiaries was in excess of each of their respective RBC required levels.

Net Capital Requirements

The broker-dealer subsidiaries of Phoenix are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each company is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. The largest of these subsidiaries had net capital of approximately $1.5 million. This amount exceeded the regulatory minimum of $0.5 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 5.39 to 1. The ratios of aggregate indebtedness to net capital for each of the other broker-dealer subsidiaries were also below the margin limit at
September 30, 2002, and their respective net capital each exceeded the applicable regulatory minimum.

Consolidated Cash Flows

The following table presents summary consolidated cash flow data for the three and nine months ended September 30, 2002 (in millions):

                                                                          Three           Nine
                                                                         Months          Months
                                                                       ------------    ------------
   Cash from operations..............................................       $ 48.0         $  95.6
   Cash from financing activities....................................        673.3         1,453.9
   Cash for investing activities.....................................       (672.0)       (1,653.0)

Cash from  operations for the three and nine months ended September 30, 2002 was affected by lower than expected  benefit  payments and higher than expected policy acquisition costs paid.

Cash from financing activities for the three and nine months ended September 30, 2002 is primarily attributable to general account annuity deposits (policyholder deposit funds). These deposits were partially offset by our common stock repurchases.

Cash used for investing activities for the three and nine months ended September 30, 2002 was primarily for investments in debt securities, principally from general account annuity deposits. Cash from operations and financing activities was used for investing.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of September 30, 2002 and December 31, 2001, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e. whole life and universal life). Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

The selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate, parallel increase or decrease does not represent our view of future market changes, it is a reasonably possible hypothetical near-term change that illustrates the potential impact of such events.
Although these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of on-going portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

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

The tables below show the interest rate sensitivity of our fixed income financial instruments measured in terms of fair value as of
September 30, 2002 and December 31, 2001 (in millions). Given that our asset and liability portfolio durations were well matched for the periods indicated, it is expected that market value gains or losses in assets would be largely offset by corresponding changes in liabilities.

            2002:                                                                         Fair Value
                                                                    -------------------------------------------------------
                                                    Carrying           -100 Basis           As of            +100 Basis
                                                        Value         Point Change         9/30/02          Point Change
                                                  --------------    -----------------    -------------     ----------------
           Cash and cash equivalents..........       $    712.0           $    712.0       $    712.0           $    712.0
           Available-for-sale debt securities          11,818.6             12,374.1         11,818.6             11,273.5
           Commercial mortgages...............            491.8                546.9            528.3                510.4
                                                    ------------         ------------     ------------         ------------
                 Total........................       $ 13,080.3           $ 13,633.7       $ 13,058.9           $ 12,495.2
                                                    ============         ============     ============         ============

            2001:                                                                         Fair Value
                                                                    -------------------------------------------------------
                                                    Carrying           -100 Basis           As of            +100 Basis
                                                        Value         Point Change         12/31/01         Point Change
                                                  --------------    -----------------    -------------     ----------------
           Cash and cash equivalents..........       $    815.5           $    815.5       $    815.5           $    815.5
           Available-for-sale debt securities           9,607.7             10,088.7          9,607.7              9,150.8
           Commercial mortgages...............            535.8                594.5            571.6                549.8
                                                    ------------         ------------     ------------         ------------
                 Total........................       $ 10,795.5           $ 11,499.3       $ 10,994.8           $ 10,515.5
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

The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value as of September
30, 2002 and December 31, 2001 (dollars in millions). These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

2002:                                       Weighted                             Fair Value
                                                            -----------------------------------------------------
                                          Average Term
                           Notional                           -100 Basis          As of           +100 Basis
                            Amount           (Years)         Point Change        9/30/02         Point Change
                        ---------------   --------------    ----------------    -----------    ------------------
Interest rate floors        $  85.0              .8               $ 1.5          $   .9               $  .2
Interest rate swaps           540.0            11.7                35.5            23.6                11.7
Interest rate caps             50.0             5.7                 (.1)             --                  .3
                        ------------                          ----------        --------           ---------
      Total                 $ 675.0                               $36.9          $ 24.5               $12.2
                        ============                          ==========        ========           =========

2001:                                       Weighted                             Fair Value
                                                            -----------------------------------------------------
                                          Average Term
                           Notional                           -100 Basis          As of           +100 Basis
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
                        ============                          ==========       =========          ==========

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $274.1 million and $290.9 million in equity securities on our balance sheet as of September 30, 2002 and December 31, 2001, respectively. A 10% decline in the relevant equity price would decrease the value of these assets by approximately $27 million and $29 million as of September 30, 2002 and December 31, 2001, respectively. Conversely, a 10% increase in the relevant equity price would increase the value of these assets by approximately $27 million and $29 million as of September 30, 2002 and December 31, 2001, respectively.

Certain annuity products sold by our life insurance subsidiaries contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of September 30, 2002, the difference between the guaranteed minimum death benefit and the current account value (the "net amount at risk") for all existing contracts was $214.0 million, including
$194.3 million related to our third quarter variable life and annuity business acquisition from CNA Financial Corporation.

The following analysis represents the sensitivity of our deferred acquisition cost asset and guaranteed minimum death benefit liability to equity market changes, based on their September 30, 2002 carrying values (in millions):

                                                                          -10% Equity        Carrying         + 10% Equity
                                                                             Market            Value             Market
                                                       -------------    --------------    -------------
Deferred policy acquisition costs (variable annuities)                          $261.9           $ 266.4           $270.3
Deferred policy acquisition costs (variable universal life)                      299.6             302.3            303.6
Guaranteed minimum death benefit liability (variable annuities)                   11.9               7.8              6.8

We sponsor a defined benefit pension plan for our employees and account for it under Statement of Financial Accounting Standards No.
87. In accordance with the accounting standard, we assumed a 9% long-term rate of return on plan assets in 2001 and 2002. To the extent there are deviations in actual returns, there could be changes in our projected expense and funding requests. We are currently evaluating all assumptions related to our defined benefit pension plan.

Foreign Exchange Risks

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated fixed maturity securities and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign exchange rate risk for us are the British pound sterling, due to our investments in Aberdeen Asset Management and Lombard, and the Argentine Peso, due to our investment in EMCO. In the third quarter of 2002, we had a favorable foreign currency translation adjustment recorded in other comprehensive income of $6.4 million related to the British pound sterling. On a year-to-date basis, this favorable adjustment was increased by a second quarter favorable adjustment of $10.4 million and offset by a first quarter 2002 charge of $11.1 million related to the Argentine peso devaluation.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The company has developed controls and procedures to ensure that information
------------------------------------------------
required to be disclosed by it in reports it files or submits pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their review within 90 days prior to the filing of this report, the company's Chief Executive Officer and Chief Financial Officer
each concluded that the company's disclosure controls and procedures, as in effect on the date hereof, are effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Controls.  During the calendar quarter ending on September 30, 2002, there were no significant changes in the
----------------------------
company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Discontinued Reinsurance Business

Our life companies' reinsurance business included, among other things, reinsurance by the life companies of other insurance companies' group accident and health business. During 1999, our life companies placed their remaining group accident and health reinsurance business into run-off, adopting a formal plan to terminate the related contracts as early as contractually permitted and not entering into any new contracts. As part of the decision to discontinue remaining reinsurance operations, we reviewed the run-off block and estimated the amount and timing of future net premiums, claims and expenses.

We established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business.  These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance and our other reinsurance to cover our losses and the likely legal and administrative cost of winding down the business.  Total reserves were $40 million and total reinsurance recoverables were $80 million at September 30, 2002.  In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business.  The maximum coverage available is currently $150 million.  The amount of our total financial provisions at September 30, 2002 was therefore $110 million, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite aggregate excess-of-loss reinsurance.

Our life companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc. ("Unicover"). In one of those, the arbitration panel issued its decision on October 8, 2002. The financial implications of this decision are consistent with
Phoenix's current financial provisions. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United
Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which Phoenix Life participated involving certain personal accident excess-of-loss business reinsured in the London market.

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

Policyholder Lawsuits Challenging the Plan of Reorganization

Two pending lawsuits seek to challenge Phoenix Life's reorganization and the adequacy of the information provided to policyholders regarding the plan of reorganization. We believe that each of these lawsuits lacks merit. The first of these lawsuits, Andrew
Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 16, 2001, in the Supreme Court of the State of New York for
New York County. The plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible policyholders of Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. The plaintiff also seeks compensatory damages for losses allegedly sustained by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit include Phoenix Life and Phoenix and their directors, as well as Morgan Stanley % Co. Incorporated, financial advisor to Phoenix Life in connection with the plan of reorganization. A motion to dismiss the claims asserted in this lawsuit has been granted. The plaintiff has filed an appeal. The company will rigorously defend this suit.

On October 22, 2001, Andrew Kertesz filed a proceeding pursuant to Article 78 of the New York Civil Practice Law and Rules, Andrew
Kertesz v. Gregory V. Serio, et al., in the Supreme Court of New York for New York County. The Article 78 petition sought to vacate and annul the decision and order of the New York Superintendent, dated June 1, 2001, approving the plan of reorganization. The petition named as respondents Phoenix Life and Phoenix and their directors and the New York Superintendent. A motion to dismiss this lawsuit has recently been granted and the appeal period has expired.

Two additional lawsuits challenging the plan have been dismissed. We are not aware of any other lawsuits challenging the reorganization or the plan.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

 Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

During the three months ended September 30, 2002, Phoenix filed the following reports on Form 8-K:

o        dated August 13, 2002, Items 7 and 9 - containing:

        o        chief executive officer's certification of the Company's second quarter 2002 Form 10-Q, dated August 12, 2002;
        o        chief financial officer's certification of the Company's second quarter 2002 Form 10-Q, dated August 12, 2002;
        o        chief executive officer's certification pursuant to SEC Order No. 4-460, dated August 12, 2002;
        o        chief financial officer's certification pursuant to SEC Order No. 4-460, dated August 12, 2002;

o        dated August 12, 2002, Item 6, 7 and 9 - containing the resignation of Director Philip R. McLoughlin and a press release announcing second quarter 2002 results.

The following exhibits are attached to this Form 10-Q:

Exhibit Number
--------------
99.1                    Chief  executive  officer  certification,  pursuant to 18 United  States  Code  section  1350,  of the
                        Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of The Phoenix Companies, Inc.
99.2                    Chief  financial  officer  certification,  pursuant to 18 United  States  Code  section  1350,  of the
                        Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of The Phoenix Companies, Inc.

                                                               Signature

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       THE PHOENIX COMPANIES, INC.

                                                                       By/s/Coleman D. Ross
                                                                         ------------------
                                                                       Coleman D. Ross, Executive Vice President and
                                                                       Chief Financial Officer

November 14, 2002

                                                            Certifications

Chief Executive Officer certification, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, of the Quarterly Report on Form
10-Q for the quarter ended September 30, 2002 of The Phoenix Companies, Inc.

I, Robert W. Fiondella, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Phoenix Companies, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)       all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/Robert W. Fiondella
----------------------
Robert W. Fiondella
Chief Executive Officer and Chairman of the Board

Chief Financial Officer certification, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, of the Quarterly Report on Form
10-Q for the quarter ended September 30, 2002 of The Phoenix Companies, Inc.

I, Coleman D. Ross, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Phoenix Companies, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)       all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/Coleman D. Ross
------------------
Coleman D. Ross
Executive Vice President and Chief Financial Officer