Form 10-K
period 2002-12-31
PHOENIX COMPANIES INC/DE
filed 2003-03-21
CIK 1129633

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
                              SECURITIES EXCHANGE ACT OF 1934

                                 For the fiscal year ended December 31, 2002

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
                              7.25% Equity Units                              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                         Stock Purchase Contracts

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [X]

As of February 28, 2003, the aggregate market value of voting common equity held by non-affiliates of the registrant was $728,592,354 based on the last reported sale price of the registrant's common stock on the New
York Stock Exchange. On February 28, 2003, the registrant had 94,045,583 shares of common stock outstanding.

                                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III.

                                                TABLE OF CONTENTS

          Item No.    Description                                                                       Page

              7       Management's Discussion and Analysis of Financial Condition and Results

                      Consolidated Statement of Income and Comprehensive Income For the Years Ended
                        December 31, 2002, 2001 and 2000............................................        F-3
                      Consolidated Statement of Cash Flows For the Years Ended December 31, 2002,
                        2001 and 2000...............................................................        F-4
                      Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
                        Income For the Years Ended December 31, 2002, 2001 and 2000.................        F-5
                      Notes to Consolidated Financial Statements....................................        F-6
              9       Changes in and Disagreements With Accountants on Accounting and Financial

Unless otherwise stated, at all times on and after June 25, 2001, the effective date of Phoenix Home Life
Mutual Insurance Company's demutualization,"Phoenix", "we," "our" or "us" means The Phoenix Companies, Inc.,
"PNX", and its direct and indirect subsidiaries. At all times prior to June 25, 2001, "we," "our" or "us" means
Phoenix Home Life Mutual Insurance Company (which has been known as Phoenix Life Insurance Company since June
25, 2001) and its direct and indirect subsidiaries. Furthermore, "Phoenix Life" refers to Phoenix Life
Insurance Company, "Life Companies" refers to Phoenix Life and its direct and indirect subsidiaries and "PXP"
refers to Phoenix Investment Partners, Ltd. and its direct and indirect subsidiaries.

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

The affluent and high-net-worth market is a growing market with significant demand for customized products and services. We define affluent as those households with net worths of $500,000 or greater, excluding their primary residence. We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000. Our wealth management solutions are designed to assist advisors and their clients in this target market to achieve three main goals:

         •  the accumulation of wealth, primarily during an individual's working years;

         •  the preservation of income and wealth during retirement and following death; and

         •  the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.

We provide our wealth management solutions through various distribution channels, including:

         •  non-affiliated financial intermediaries such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies; and

         •  our affiliated retail producers, most of whom are registered representatives of our wholly-owned retail broker-dealer WS Griffith Advisors, Inc., or WS Griffith.

Segments

We provide our wealth management solutions through two operating segments — Life and Annuity and Investment
Management. Both segments serve the affluent and high-net-worth market, which presents opportunities to leverage their capabilities and relationships. In addition to managing third-party assets, Investment
Management, through PXP, manages both the general account of our Life and Annuity business and many of the separate account portfolios available through Life and Annuity's product line.

We report our remaining activities in two non-operating segments — Venture Capital and Corporate and Other.
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

                                          SUMMARY OF OPERATING SEGMENTS

Market Presence (Dec. 31, 2002)       Distribution Channels                  Products

Life and Annuity

                                      Non-affiliated distribution:           •   Variable universal life
                                                                                 insurance
•   $112.8 billion of net life        •   National and regional              •   Universal life insurance
    insurance in force                    broker-dealers                     •   Term life insurance
•   $5.8 billion annuity assets       •   Financial planning firms           •   Variable annuities
    under management                  •   Advisor groups                     •   Fixed annuities
                                      •   Insurance companies                •   Immediate annuities
                                      •   Banks                              •   Private placement life
Principal operating subsidiary:                                                  insurance and annuities
•   Phoenix Life                      Affiliated distribution:               •   Executive benefits
                                     •   WS Griffith Advisors, Inc.         •   Trust services
                                      •   Main Street Management Company

Investment Management
                                      Non-affiliated distribution:           Private client products:
•   $54.0 billion assets under        •   National and regional              •   Managed accounts
    management                            broker-dealers                     •   Mutual funds
                                      •   Advisor groups
                                      •   Institutional investment
Principal operating subsidiary:           management consultants             Institutional products:
•   PXP                               •   Financial planning firms           •   Institutional accounts
                                                                             •   Closed-end funds
                                      Affiliated distribution:               •   Structured products
                                      •   WS Griffith Advisors, Inc.         •   Phoenix Life general and
                                      •   Affiliated asset managers              separate accounts
                                      •   Main Street Management Company

     Operating Segments

Life and Annuity Segment

Our Life and Annuity segment offers a variety of life insurance and annuity products through affiliated and non-affiliated distributors. We believe our competitive advantage in this segment consists of five main components:

         •  our innovative products;
         •  our diversified asset management capability;
         •  our distribution relationships with institutions that have access to our target market;
         •  our ability to combine products and services that distributors and their clients find attractive;
            and
         •  our underwriting expertise.

Life and Annuity Products

                 Life Products
Our life insurance products include variable universal life, universal life, term life and other insurance products. Because of our target market, we are a leading writer of second-to-die life insurance. Second-to-die products are

typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

Variable Universal Life. Variable universal life products provide insurance coverage and give the policyholder various investment choices, flexible premium payments and coverage amounts and limited guarantees. The policyholder may direct premiums and cash value into a variety of separate investment accounts – accounts that are maintained separately from the other assets of the Life Companies and are not part of the general account of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder's account. With some variable universal products, by maintaining a certain premium level the policyholder receives guarantees that protect the policy's death benefit if, due to adverse investment experience, the policyholder's account balance is zero. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs;
these fees may be adjusted by us but may not exceed contractual limits.

Universal Life. Universal life products provide insurance coverage on the same basis as variable universal life products, except that premiums, and the resulting accumulated balances, are allocated only to our general account for investment. Universal life products may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy, and also may allow the policyholder to adjust the frequency and amount of premium payments. We credit premiums, net of expenses, to an account maintained for the policyholder. We credit interest to the account at rates that we determine, subject to certain minimums.
Specific charges are made against the account for expenses. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Term Life. Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to twenty years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.

     Annuity Products
We offer a variety of variable and fixed annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. These products enable the contractholder to save for retirement and also provide options that protect against outliving assets during retirement. Our major sources of revenues from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

Variable Annuities. Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate accounts. The contractholder typically can also direct funds to a general account option in which case we credit interest at rates we determine, subject to certain minimums. Contractholders also may elect certain enhanced death benefit guarantees, for which they are assessed a specific charge.

While we have written variable annuities since 1982, historically, our product offerings were relatively limited, with only PXP funds as investment options and sales primarily attributable to our affiliated retail distribution channel. In 1995, we began to enhance our variable annuity business by adding non-PXP fund managers. In 1999, we began broadening our distribution sources. We also strengthened our management team by adding experienced management personnel, hiring a dedicated wholesaling team of product specialists to market our product lines to our distribution sources and expanding our investment options to be competitive in the broker-dealer market.

Fixed Annuities. Fixed annuities are general account products, which means that we bear the investment risk as funds are invested in our general account, and a fixed interest rate subject to certain contractual minimums, reset from time to time, is credited to the contractholder's account. Fixed annuities are useful as accumulation tools and may also be attractive as income preservation tools for investors who wish to reduce their exposure to equity market volatility. Our fixed annuity products are designed, not only for insurance distribution, but also for broker-dealer and bank distribution. The broker-dealer product is invested in our general account but adjusts the surrender value based on changes in interest rates if the contractholder withdraws funds at any time other than at specified intervals, subject to guaranteed minimum rates.

Immediate Annuities. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately. We offer fixed and variable options. We believe this product is especially attractive to those affluent and high-net-worth retirees who are rolling over pension or retirement plan assets and seek an income stream based entirely or partly on equity market performance.

     Other Products and Services
Life and Annuity is focused on the development of other products and distribution relationships that respond to the affluent and high-net-worth market's demand for wealth management solutions.

Private Placement Life and Annuity Products. Private placement products are individually customized life and annuity offerings that include Corporate Owned Life Insurance, or COLI, single premium life, second-to-die life and variable annuity products. These products have minimum deposits of over $500,000, targeting the wealthiest segment of the high-net-worth market. As part of our strategy to broaden our presence in the high-net-worth market, we acquired majority ownership of PFG Holdings, Inc., or PFG, a provider of private placement products, in 1999. The average face amount of life insurance policies sold by PFG in 2002 was $15.2 million and the average annuity deposit was $4.0 million.

Executive Benefits. Executive benefits are designed for corporations to fund special deferred compensation plans and benefit programs for key employees. We offer a range of products to the executive benefits market. We view these products as a source of growing fee-based business.

Trust Services. Through January 8, 2002 we provided trust services on a limited basis through our wholly-owned
Connecticut chartered trust company. On January 9, 2002, we converted this company to a national trust bank, which provides comprehensive trust, custody and other fiduciary services nationwide. Having a nationwide trust capability has strengthened our relationships with distributors by enabling us to provide them with directed trustee, custody and other trust-related fiduciary services for their clients who employ trusts as wealth preservation and transfer tools. We are considering how to develop our trust capabilities to complement the services we provide to distributors.

Underwriting

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges. Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. Phoenix Life has a long tradition of underwriting innovation. Beginning in 1955, we were among the first insurance companies to offer reduced rates to women. We believe we were the second company to offer reduced rates to non-smokers, beginning in 1967. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. The overall profitability of our life insurance business depends to a large extent on the degree to which our mortality experience compares to our pricing assumptions. Our underwriting is based on our historical mortality experience, as well as on the experience of the insurance industry and of the general population. We continually compare our underwriting standards to those of the industry to assist in managing our mortality risk and to stay abreast of industry trends.

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

Our group life policies covering multiple lives are issued on a guaranteed issue basis, within specified limits per life insured, whereby the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased. Guaranteed issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed issue underwriting risk.

Reserves

We establish and report liabilities for future policy benefits on our consolidated balance sheet to reflect the obligations under our insurance policies and contracts. Our liability for variable universal life insurance and universal life insurance policies and contracts is equal to the cumulative account balances, plus additional reserves we establish for policy riders. Cumulative account balances include deposits plus credited interest, less expense and mortality charges and withdrawals. Reserves for future policy benefits for whole life policies are calculated based on actuarial assumptions that include investment yields, mortality, lapses and expenses.

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

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, we remain liable to our policyholders for ceded insurance if any reinsurer fails to meet its obligations. Since we bear the risk of nonpayment by one or more of our reinsurers, we cede business to well-capitalized, highly rated insurers. While our current retention limit on any one life is $10 million
($12 million on second-to-die cases), we may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk. Typically our reinsurance contracts allow us to reassume ceded risks after a specified period. This right is valuable where our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

We reinsure 80% of the mortality risk on a block of policies acquired from Confederation Life Insurance
Company, or Confederation Life, in 1997. We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure a substantial portion of our otherwise retained individual life insurance business. In addition, we reinsure up to 90% of the mortality risk on some new issues. As of December 31, 2002, we had ceded $74.3 billion in face amount of reinsurance, representing 65.9% of our total face amount of $112.8 billion of life insurance in force.

The following table lists our five principal life reinsurers, together with the reinsurance recoverables on a statutory basis as of December 31, 2002, the face amount of life insurance ceded as of December 31, 2002, and the reinsurers' A.M. Best ratings.

                                                           Reinsurance       Face Amount of
                                                           Recoverable       Life Insurance       A.m. Best
  Reinsurer                                                  Balances            Ceded            Rating (1)
  ---------                                              -----------------  -----------------  -----------------
  AUSA Life Insurance Co.(2) ............................  $   5.8 million    $   9.5 billion           A+
  Swiss Re Life & Health America, Inc...................  $   9.4 million    $  13.5 billion           A++
  Allianz Life Insurance Co. of North America...........  $   3.7 million    $  10.4 billion           A+
  Employers Reinsurance Corp............................  $   4.2 million    $   8.9 billion           A+
  XL Capital............................................  $   4.6 million    $   7.3 billion           NR-5(3)
-------
(1)      A.M. Best ratings are as of December 31, 2002.
(2)      AUSA Life Insurance Co. is a subsidiary of Aegon N.V.
(3)      The A.M. Best rating for the XL Capital group is A+. The NR-5 rating is assigned to insurers that either request not to be formally rated or were rated in the past and no longer provide financial information to
         A.M. Best.

Life and Annuity Financial Information

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Life and Annuity segment financial information.

Investment Management Segment

We conduct activities in Investment Management with a focus on two customer groups — private client and institutional. Through our private client group, we provide investment management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers, and direct managed accounts which are sold and administered by us. These two types of managed accounts generally require minimum investments of $100,000 and $1 million, respectively. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through our institutional group, we provide discretionary and non-discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment, insurance and other special purpose funds. In addition, we offer our institutional clients alternative financial products, including structured finance products and closed-end funds. Structured finance products include collateralized debt obligations, or CDOs, and collateralized bond obligations, or CBOs, backed by portfolios of public high yield bonds, emerging markets bonds, commercial mortgage-backed and asset-backed securities or bank loans.

Affiliated Asset Managers

We provide investment management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution and administrative support. Each manager has autonomy with its investment process while we monitor performance and ensure that each manager adheres to its stated investment style.

Our affiliated managers, and their respective styles, products and assets under management, are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                                 Assets Under
                                                                                                Management at
         Affiliated Advisor/                                                                  December 31, 2002
        PXP Ownership/location              Investment Styles                  Products          (in billions)
---------------------------------------------------------------------------------------------------------------
GoodwinSM Capital Advisors(1), or      Fixed Income –                Mutual Funds
Goodwin  / 100% /                    Sector Rotation               Institutional Accounts
Hartford, CT                                                       Structured Finance Products
                                                                   Phoenix Life General Account      $18.6
---------------------------------------------------------------------------------------------------------------
Seneca Capital Management LLC,       Equities –                    Mutual Funds
or Seneca / 68.4% /                  Growth with Controlled Risk   Sponsored Managed Accounts
San Francisco, CA                    Earnings-Driven Growth        Direct Managed Accounts
                                     Tax Sensitive Growth          Institutional Accounts
                                     Fixed Income–                 Structured Finance Products
                                     Value Driven                                                    $12.0
---------------------------------------------------------------------------------------------------------------
Kayne Anderson Rudnick               Equities –                    Sponsored Managed Accounts
Investment Management, LLC, or       Quality at Reasonable Price   Direct Managed Accounts
Kayne Anderson Rudnick / 60% /                                     Institutional Accounts
Los Angeles, CA                                                    Mutual Funds                       $8.6
---------------------------------------------------------------------------------------------------------------
Duff & Phelps Investment             Equities –                    Mutual Funds
Management Co., or DPIM /            Core                          Sponsored Managed Accounts
100% / Chicago, IL                   Fixed Income–                 Institutional Accounts
                                     Core                          Closed-end Funds                   $6.2
---------------------------------------------------------------------------------------------------------------
Roger Engemann and Associates,       Equities –                    Mutual Funds
Inc., or Engemann /                  Classic Growth                Sponsored Managed Accounts
100% / Pasadena, CA                                                Direct Managed Accounts            $4.0
---------------------------------------------------------------------------------------------------------------
Zweig Fund Group, or Zweig /         Equities/Fixed Income –       Mutual Funds
100% / New York, NY                  Tactical Asset Allocation     Closed-end Funds
                                     Market Neutral                                                   $1.7
---------------------------------------------------------------------------------------------------------------
OakhurstSM Asset Managers(1), or       Equities –                    Mutual Funds
Oakhurst / 100% /                    Systematic Value
Scotts Valley, CA                                                                                     $1.5
---------------------------------------------------------------------------------------------------------------
Walnut Asset Management LLC,         Equities –                    Direct Managed Accounts
or Walnut / 76% /                    Relative Value                Institutional Accounts
Philadelphia, PA                     Fixed Income–
                                     Quality Fixed Income                                             $0.7
---------------------------------------------------------------------------------------------------------------
HollisterSM Investment                Equities –                    Mutual Funds
Management(1), Hollister / 100% /     Traditional Value             Managed Accounts
Sarasota, FL                                                       Institutional Accounts             $0.5
---------------------------------------------------------------------------------------------------------------
Capital West Asset Management,       Equities –                    Direct Managed Accounts
LLC, or Capital West / 65% /         Quantitative Value            Institutional Accounts
Denver, CO                           Large Cap                     Sponsored Managed Accounts
                                     Core Small Cap                                                   $0.2
---------------------------------------------------------------------------------------------------------------
Total Assets Under Management                                                                        $54.0
----------------------------------------------------------------------------------------------------------------
(1) Goodwin, Oakhurst and Hollister are divisions of Phoenix Investment Counsel, Inc., an indirect wholly-owned subsidiary of PXP.

Investment Management segment also includes our minority investment by Phoenix Life in Aberdeen Asset
Management PLC, or Aberdeen, a Scottish investment management company with institutional and retail clients in the United Kingdom, as well as in continental Europe, Asia, Australia and the U.S. We acquired 21.8% of the common stock of Aberdeen in a series of transactions from 1996 through May 2001. Aberdeen has offices in seven countries, including Scotland, England, Singapore and the U.S.

Investment Management Products

     Private Client Products
Managed Accounts. We provide investment management services through participation in 53 intermediary managed account programs sponsored by various broker-dealers such as Merrill Lynch, Morgan Stanley and Salomon
Smith Barney. These programs enable the sponsor's client to select one or more of PXP's affiliated asset managers as the provider of discretionary portfolio management services, in return for an asset-based fee paid by the client to the broker-dealer, which then pays a management fee to us. Seven of these programs include more than one of our affiliated asset managers. As of December 31, 2002 we managed 64,494 accounts relating to such intermediary managed account programs, representing approximately $9.4 billion of assets under management.
In addition, we offer direct managed accounts which are individual client accounts sold and administered by us.
We managed 3,701 direct managed accounts representing $3.7 billion of assets under management.

Mutual Funds. Our affiliated asset managers are investment advisers or sub-advisers to 57 open-end mutual funds, which had aggregate assets under management of approximately $8.3 billion as of December 31, 2002. These mutual funds are available primarily to retail investors. Thirteen of these funds are included as investment choices to purchasers of our variable life and variable annuity products.

     Institutional Products
Institutional Accounts. We have over 750 institutional clients, consisting primarily of medium-sized pension and profit sharing plans of corporations, government entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds. Our assets under management totaled
$12.3 billion as of December 31, 2002.

Closed-End Funds. We manage the assets of five closed-end funds, each of which is traded on the New York Stock
Exchange: DTF Tax-Free Income Inc.; Duff & Phelps Utility and Corporate Bond Trust Inc.; DNP Select Income
Inc.; The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. Our assets under management totaled $4.0 billion as of December 31, 2002.

Structured Finance Products. We manage nine structured finance products, and also act as a sub-adviser to a structured finance product sponsored by a third party. These products are collateralized debt and bond obligations backed by portfolios of high yield bonds, emerging markets bonds and/or asset-backed securities. Our assets under management totaled $3.5 billion as of December 31, 2002.

Life Companies' General Accounts and Related Assets. PXP manages most of the assets of the Life Companies'
general accounts, as well as assets of Phoenix-related entities. As of year-end 2002, PXP managed $14.5 billion, of the Life Companies' assets.

PXP Assets under Management

The following table presents information regarding the assets under management by PXP for the years 2002, 2001 and 2000 (in millions):

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------
TOTAL:
Deposits.......................................................   $ 10,134.4      $  9,528.7      $ 11,510.4
Redemptions and withdrawals....................................     (9,950.3)       (9,069.7)      (12,467.4)
Acquisitions(1)(4)(5) and dispositions(2) ........................      7,755.5           854.4        (3,336.0)
Performance....................................................     (7,863.2)       (7,254.5)       (3,856.9)
Other(3)(6).....................................................       1,789.0         1,438.4           141.3
                                                                --------------  --------------  --------------
Change in assets under management..............................      1,865.4        (4,502.7)       (8,008.6)
Beginning balance..............................................     52,090.1        56,592.8        64,601.4
                                                                --------------  --------------  --------------
Ending balance.................................................   $ 53,955.5      $ 52,090.1      $ 56,592.8
                                                                ==============  ==============  ==============
INSTITUTIONAL PRODUCTS:
Deposits.......................................................   $  4,380.4      $  4,989.0      $  5,572.5
Redemptions and withdrawals....................................     (4,480.0)       (3,766.9)       (7,355.6)
Acquisitions(1)(4) and dispositions (2)..........................       1,507.7           105.9        (3,206.0)
Performance....................................................     (2,773.1)       (1,152.2)          935.4
Other(3)(6) .....................................................      1,789.0         1,438.4           141.3
                                                                --------------  --------------  --------------
Change in assets under management..............................        424.0         1,614.2        (3,912.4)
Beginning balance..............................................     32,030.2        30,416.0        34,328.4
                                                                --------------  --------------  --------------
Ending balance.................................................   $ 32,454.2      $ 32,030.2      $ 30,416.0
                                                                ==============  ==============  ==============
PRIVATE CLIENT PRODUCTS:
Mutual Funds:
Deposits.......................................................   $  1,332.8      $  1,817.8      $  2,068.5
Redemptions and withdrawals....................................     (2,754.0)       (2,756.4)       (3,492.0)
Acquisitions(5).................................................        333.5            --              --
Performance....................................................     (1,811.8)       (2,556.5)       (1,933.2)
                                                                --------------  --------------  --------------
Change in assets under management..............................     (2,899.5)       (3,495.1)       (3,356.7)
Beginning balance..............................................     11,221.6        14,716.7        18,073.4
                                                                --------------  --------------  --------------
Ending balance.................................................   $  8,322.1      $ 11,221.6      $ 14,716.7
                                                                ==============  ==============  ==============
Intermediary Programs:
Deposits.......................................................   $  4,117.0      $  2,607.7      $  3,668.9
Redemptions and withdrawals....................................     (2,317.9)       (2,316.0)       (1,408.0)
Acquisitions(4)(5) ..............................................      4,723.5            10.7            --
Performance....................................................     (2,903.1)       (2,886.9)       (2,546.5)
                                                                --------------  --------------  --------------
Change in assets under management..............................      3,619.5        (2,584.5)         (285.6)
Beginning balance..............................................      5,819.6         8,404.1         8,689.7
                                                                --------------  --------------  --------------
Ending balance.................................................   $  9,439.1      $  5,819.6      $  8,404.1
                                                                ==============  ==============  ==============
Direct Managed Accounts:
Deposits.......................................................   $    304.2      $    114.2      $    200.5
Redemptions and withdrawals....................................       (398.4)         (230.4)         (211.8)
Acquisitions(1)(4)(5) ............................................     1,190.8           737.8          (130.0)
Performance....................................................       (375.2)         (658.9)         (312.6)
                                                                --------------  --------------  --------------
Change in assets under management..............................        721.4           (37.3)         (453.9)
Beginning balance..............................................      3,018.7         3,056.0         3,509.9
                                                                --------------  --------------  --------------
Ending balance.................................................   $  3,740.1      $  3,018.7      $  3,056.0
                                                                ==============  ==============  ==============

(1)    Includes assets of $0.7 billion related to the Walnut acquisition in 2001.
(2)    Includes asset outflows of $3.3 billion in 2000 related to the sale of Cleveland operations.
(3)    Includes assets of $0.9 billion related to the Phoenix IPO in 2001.
(4)    Includes assets of $0.1 billion from Capital West in 2001.
(5)    Includes assets of $7.8 billion from Kayne Anderson Rudnick in 2002.
(6)    Includes net change in the Life Companies' general account assets.

Investment Management Financial Information

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Investment Management segment financial information.

Competition

We face significant competition in our life insurance, annuity and investment management businesses from a wide variety of financial institutions, including insurance companies, other investment management companies, banks, broker-dealers, and financial planning firms. Our competitors include larger and, in some cases, more highly rated insurance companies and other financial services companies. Many competitors offer similar products, use similar distribution sources, offer less expensive products, have deeper penetration in key distribution channels and have greater resources than us.

Competition in our life, annuity and investment management businesses is based on several factors including:
ratings, investment performance, the ability to penetrate distribution channels, service to advisors and their clients, product development that meets the changing needs of advisors and their clients, fees and expense management.

As we continue to focus on the development of our non-affiliated distribution system, we increasingly must compete with other providers of life insurance, annuity and private client products to attract and maintain relationships with productive distributors that have the ability to sell our products. In particular, our ability to attract distributors for our products could be adversely affected if for any reason our products became less competitive or concerns arose about our asset quality or ratings.

Distribution

The Team Phoenix Approach

Our strategy is to deepen our market penetration by selling a greater array of products through existing distribution sources and to broaden our distribution system by developing new relationships. We seek to execute this strategy through collaborative account development, whereby our life insurance, annuity and investment management wholesalers introduce one another to distributors with whom they have relationships, and encourage those distributors to sell additional categories of our products. This Team Phoenix approach, which we initiated in 1999, often involves joint marketing presentations and specialized services to advisors. In mid-year 2002, we strengthened our commitment to this approach by aligning all three of our wholesaling teams under the leadership of one individual. We believe having many of the same investment choices available in each of our product lines contributes to the success of this approach since, in our experience, a distributor already comfortable with our investment options in one product line is generally more receptive to the idea of selling additional product lines.

In 2001, we focused on account acquisition, opening relationships at new firms or adding additional product lines within relationships. During 2002, we focused on increasing the number of producers selling Phoenix products within existing relationships. In life insurance, nine of our top 10 firms had increases in life insurance sold, as measured by new annualized life insurance premiums. Annuities showed increases at the four largest firms. In addition, over 6,500 new producers wrote annuity business with us over the course of 2002 and over 9,700 new producers placed investment management business with us in 2002.

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

Since late 1999, we have significantly strengthened our wholesaling teams, in order to enhance our relationships with distributors in each of our product areas. As of December 31, 2002, we employed 76 life insurance wholesalers, 39 variable annuity wholesalers and 50 investment management wholesalers, compared to
42, one and 24, respectively, as of December 31, 1999.

During the years 2002, 2001 and 2000, 88%, 81% and 70%, respectively, of total life insurance sales, as measured by new annualized and single premiums, were from non-affiliated distribution sources. Variable annuity sales through non-affiliated distribution accounted for 87%, 80% and 42% of gross annuity deposits during 2002,
2001 and 2000, respectively. Investment Management sales through non-affiliated distribution accounted for 99%
of sales in all three previous years.

State Farm. In March 2001, we entered into an agreement with a subsidiary of State Farm Mutual Automobile
Insurance Company, or State Farm, to provide various products and services to State Farm and its subsidiaries and policyholders, including estate, retirement, executive benefits and charitable gift planning. The agreement also offers us the opportunity to provide to State Farm's affluent customers, through qualified State Farm agents, additional life and annuity products and services not previously available from those agents. By the end of 2002, we had completed a national rollout of Phoenix products to State Farm agents and had trained and certified approximately 7,600, or 76%, of State Farm's 10,000 securities licensed agents. Our relationship with
State Farm gives us potential access to approximately 30% of the high-net-worth households in the U.S. For
2002, State Farm ranked third among our distributors in the sale of life insurance and fifth in the sale of annuity products.

National and Regional Broker-Dealers. National and regional broker-dealers are those brokerage firms that engage individual advisors as employees rather than as independent contractors. To meet the evolving wealth management needs of their customers, national and regional broker-dealers offer products from third-party providers such as Phoenix. Simultaneously, many of these firms are seeking to reduce the number of relationships they have with product providers in favor of those that offer a range of products together with services designed to support advisors' sales efforts. We believe our ability to offer wealth management solutions based on a variety of life insurance, annuity and investment management products positions us to benefit from these trends. For example, in 2002 we ranked second in Merrill Lynch Life Agency's non-proprietary life insurance sales. Despite virtually no sales in 2000, Merrill Lynch's sales of our annuity products grew significantly for the second year in a row. We had the leading non-proprietary annuity sold in Merrill Lynch's system in 2002. In addition, we were one of the largest managers of client assets in the "Consults" intermediary managed account program of
Merrill Lynch in 2002.

Financial Planning Firms. Financial planning firms are brokerage firms that engage individual advisors as independent contractors rather than as employees. Financial planning firms have begun to show significant interest in expanding their offerings to include wealth preservation and transfer products. To capitalize on this trend, we focus on the development of relationships directly with the financial planning firm rather than with the individual financial planners. This entity-focused approach permits us to maximize the number of individual registered representatives who potentially may sell our products. As an example of our success among financial planning firms, annualized life premiums through Financial Services Corporation, or FSC, a subsidiary of Sun America, in 2002 were $2.2 million, up 37% from 2001. This level of production ranked us third among insurance carriers for the FSC Access Group, an internal FSC producer group.

Advisor Groups. The recent industry trend toward affiliations among small independent financial advisors has led to advisor groups becoming a distinct class of distributors. We believe we have a particularly strong position as a provider of life insurance products through Partners Marketing Group, Inc., or PartnersFinancial, which, since

1999, has been an important component of the National Financial Partners, or NFP, organization. Overall life sales with NFP grew 24% in 2002.

Insurance Companies. Insurance companies have been moving their agents into an advisor/planner role, resulting in a need to provide their agents, particularly their top producers, with a wider selection of life insurance products to sell. Insurance companies responded to this need, in part, by negotiating arrangements with third party providers, including other insurance companies. We are taking advantage of this trend by developing distribution relationships with financial services providers such as AXA Financial Inc., or AXA, and its brokerage outlet for internal producers, AXA Network. Life sales through AXA Network grew 19% in 2002. In addition, we continue to maintain relationships with individual agents of other companies and independent agents.

Emerging Distribution Sources. PFG offers private placement life and annuity products through a variety of distribution sources with access to the high-net-worth market including family offices, financial institutions, accountants and attorneys. We also offer our life and annuity products through non-traditional sources such as private banks and private banking groups within commercial banks.

Affiliated Distribution

Our affiliated retail distribution channel consists primarily of Phoenix Life career producers. Substantially all of our career producers are licensed securities representatives of our wholly-owned broker-dealer, WS
Griffith. Our career producers principally sell our Life Companies' products, but may sell the products of other companies as well. In 2002, our Life Companies' products represented 65% of WS Griffith's variable annuity and life sales, 67% of its total variable annuity deposits and 61% of its total variable universal life premiums. WS Griffith has over 940 affiliated retail producers.

Our affiliated distribution capability also includes Main Street Management Company, a broker-dealer with approximately 250 registered representatives and a strong focus on variable products and mutual funds. Main
Street Management is one of our majority-owned subsidiaries.

Institutional Products Distribution

We also have an Institutional marketing group, which markets our institutional product offering to consultants and other institutional clients. This shared platform, which was first set up in 2000, is complemented by experienced institutional salespersons at several of our affiliated asset managers.

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

Support and Services

We believe we have a competitive advantage due to our practice of providing distributors with a variety of services, including:

         •  market education programs designed to help advisors better understand the financial product ownership patterns of the affluent and high-net-worth market and to assist advisors in marketing to specific customer segments such as senior corporate executives, business owners and high-net-worth households;

         •  marketing programs, including special events, that provide distributors access to the affluent and high-net-worth market;

         •  customized advice on estate planning, charitable giving planning, executive benefits and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance and variable annuity products. This staff includes eight attorneys with an average of approximately twenty years' experience, who combine their advice with tailored presentations, educational materials and specimen legal documents;

         •  separate nationwide teams of life, annuity and investment management product specialists who provide education and sales support to distributors and who can act as part of the advisory team for case design and technical support;

         •  investment management and investment allocation strategies, including our Complementary Investment
            Analysis tool, which identifies investment options offered both by us and third parties that are suitable for an individual's allocation needs;

         •  an underwriting team with significant experience in evaluating the financial and medical underwriting risks associated with affluent and high-net-worth individuals, who generally purchase high face-value policies requiring more extensive underwriting analysis; and

         •  internet-accessible information that makes it easier for our distributors to do business with us, including interactive product illustrations, educational and sales tools, and online access to forms, marketing materials and policyholder account information.

         Non-operating Segments

Venture Capital Segment

We have invested in the venture capital markets for over 25 years through Phoenix Life's investment portfolio.
Venture capital represented 1% and 2% of total investments and cash and cash equivalents as of December 31,
2002 and 2001, respectively. The carrying value of partnership investments in the venture capital segment was
$227.8 million as of December 31, 2002.

Our venture capital investments are primarily in the form of limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital. We currently have 110 partnership investments through 55 sponsors. We believe our long-standing relationships and history of consistent participation with many well-established venture capital sponsors gives us preferred access to attractive venture capital opportunities. These assets are investments of our life insurance subsidiary.

Historically, we viewed our venture capital investments as an opportunity to enhance returns on our participating life products. In the past, we allocated between 1.0% and 2.0% of annual investable cash flow to venture capital investments.

In February 2003, we reached an agreement to sell a 50% interest in certain of our venture capital partnerships to an outside party and transfer the remaining 50% interest to our closed block. The carrying value of the partnerships being sold and transferred totaled $53.5 million after realizing a loss of $5.1 million in 2002 to reflect the proceeds being received. The unfunded commitments of the partnerships being sold and transferred totaled $28.1 million; the outside party and the closed block will each fund half of these commitments. The partnerships will constitute less than 0.5% of the assets of the closed block after they are transferred.

Venture Capital Financial Information

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Venture Capital segment financial information.

Corporate and Other Segment

The Corporate and Other segment includes unallocated capital and expenses as well as certain businesses not of sufficient scale to report independently. Corporate and Other also includes our international operations other than our investments in Aberdeen and Lombard International Assurance, S.A., or Lombard. As of December 31,
2002, we had a total of $50.6 million invested in businesses in six countries through this segment.

Corporate and Other also includes an investment in Hilb, Rogal & Hamilton Company, or HRH, which we obtained upon our sale of American Phoenix Corporation to HRH in 1999. In November 2002, we sold a portion of our HRH common stock in a public offering. Concurrently, in a separate public offering, we sold prepaid forward contracts issued by us that will settle in November 2005 in shares of HRH common stock. To secure our obligation to deliver these shares, we pledged the maximum number of shares deliverable under the forward contracts. We continued to own 266,770 shares of HRH common stock which were not so pledged. As of December 31,
2002, we owned 13.3% of the outstanding HRH common stock, 11.9% on a diluted basis.

Corporate and Other Financial Information

See Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K for
Corporate and Other segment financial information.

                                         General Development of Business

PNX was incorporated in Delaware in March 2000. Our principal executive offices are located at One American
Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our website is located at
PhoenixWealthManagement.com. (This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Phoenix Mutual Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, or Home Life, the company redomiciled to New York and changed its name to
Phoenix Home Life Mutual Insurance Company, or Phoenix Home Life.

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company. At the same time, PXP became an indirect wholly-owned subsidiary of
PNX. All policyholder membership interests in the mutual company were extinguished on the effective date.

In addition, on June 25, 2001, PNX completed its initial public offering, or IPO, in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO were $807.9 million, which was contributed to Phoenix Life, as required under the plan of reorganization. On July 24, 2001, Morgan
Stanley & Co. Incorporated exercised its right to purchase 1,395,900 additional shares of the common stock of
PNX at the IPO price of $17.50 per share less underwriter's discount. Net proceeds of $23.2 million were contributed to Phoenix Life. Subsequent share repurchases have reduced the total number of our shares outstanding to 94.0 million at December 31, 2002.

The following chart illustrates our current corporate structure.

                                          THE PHOENIX COMPANIES, INC.
       ---------------------------------------------------------------------------------------------------
                  |                         |                         |                         |
                100%                      100%                      100%                      100%
         ---------------      -------------------------    ---------------------     ---------------------
           PHOENIX LIFE            PHOENIX INVESTMENT              PHOENIX               PHOENIX NATIONAL
            INSURANCE             MANAGEMENT COMPANY             DISTRIBUTION             TRUST HOLDING
            COMPANY                       INC.               HOLDING COMPANY(1)              COMPANY
         ---------------      -------------------------    ---------------------     ---------------------
                   |                             |
                 100%                          100%
            --------------------       ------------------------------------
              PM HOLDINGS, INC.          PHOENIX INVESTMENT PARTNERS, LTD
            --------------------       ------------------------------------
                    |                                         |
                Various %s                                Various %s
       -----------------------------------------    ------------------------------------------
        OTHER DOMESTIC AND FOREIGN SUBSIDIARIES       OTHER DOMESTIC AND FOREIGN SUBSIDIARIES
       -----------------------------------------    ------------------------------------------

--------

(1) Direct and indirect subsidiaries of Phoenix Distribution Holding Company include PHL Associates, Inc.,
    Main Street Management and WS Griffith.

At December 31, 2002, we employed approximately 2,125 people. We believe our relations with our employees are good.

Item 2.  Properties

Our executive headquarters consist of our main office building at One American Row and two other buildings in
Hartford, Connecticut. We own these buildings and occupy most of the space contained in them. In addition to these properties, we own offices in Enfield, Connecticut and East Greenbush, New York for use in the operation of our business. We also lease office space within and out of the United States of America as needed for our operations, including use by our sales force. In conjunction with our strategic plan, we have implemented a comprehensive facilities plan. The plan includes the sale of our Enfield, Conn., offices. Business functions from Enfield will be relocated to our existing Hartford offices and a yet-to-be identified smaller facility in
Hartford or north of Hartford.

Item 3.  Legal Proceedings

General

We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment adviser, investor or taxpayer.
Several current proceedings are discussed below. In addition, state regulatory bodies, the Securities and
Exchange Commission, or SEC, the National Association of Securities Dealers, Inc. and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. For example, the New York State Insurance Department has recently begun its routine quinquennial financial and market conduct examination of Phoenix Life Insurance Company and one of its New York
domiciled subsidiaries and the SEC has recently begun a routine examination of the books and records of certain of our Life Companies' separate accounts. We are actively cooperating with both regulators.

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

It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses. We believe that their outcomes are not likely to have a material adverse effect on our consolidated financial condition, after consideration of available insurance and reinsurance and the provisions made in our consolidated financial statements.

However, given the indeterminate amounts sought in certain of these matters and litigation's inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our operating results or cash flows.

Discontinued Reinsurance Business

During 1999, our Life Companies placed their remaining group accident and health reinsurance business into run-off, adopting a formal plan to terminate the related contracts as early as contractually permitted and not entering into any new contracts. As part of the decision to discontinue these reinsurance operations, we reviewed the run-off block and estimated the amount and timing of future net premiums, claims and expenses.

We established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under finite reinsurance and other reinsurance and the likely

legal and administrative cost of winding down the business. Total reserves were $35.0 million and total reinsurance recoverables were $65.0 million at December 31, 2002. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued
business. The maximum coverage available is currently $120.0 million. The amount of our total financial provisions at December 31, 2002 was, therefore, $90.0 million, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite aggregate excess-of-loss reinsurance.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc., or Unicover. In one of those, the arbitration panel issued its decision on
October 8, 2002. The financial implications of this decision are consistent with our Life Companies' current financial provisions. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the
United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market.

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

Policyholder Lawsuits Challenging the Plan of Reorganization

Two pending lawsuits seek to challenge Phoenix Life's reorganization and the adequacy of the information provided to policyholders regarding the plan of reorganization. We believe that each of these lawsuits lacks merit. The first of these lawsuits, Andrew Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 16, 2001, in the Supreme Court of the State of New York for New York County. The plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible policyholders of Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. The plaintiff also seeks compensatory damages for losses allegedly sustained by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit include Phoenix Life and PNX and their directors, as well as
Morgan Stanley & Co. Incorporated, financial advisor to Phoenix Life in connection with the plan of reorganization. A motion to dismiss the claims asserted in this lawsuit has been granted. The plaintiff has filed an appeal. The company will rigorously defend this suit.

On October 22, 2001, Andrew Kertesz filed a proceeding pursuant to Article 78 of the New York Civil Practice
Law and Rules, Andrew Kertesz v. Gregory V. Serio, et al., in the Supreme Court of New York for New York
County. The Article 78 petition sought to vacate and annul the decision and order of the New York
Superintendent, dated June 1, 2001, approving the plan of reorganization. The petition named as respondents
Phoenix Life and PNX and their directors and the New York Superintendent. A motion to dismiss this lawsuit has recently been granted and the appeal period has expired.

Two additional lawsuits challenging the plan have been dismissed. We are not aware of any other lawsuits challenging the reorganization or the plan.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                                     PART II

Item 5.  Market of Registrant's Common Equity and Related Stockholder Matters

In connection with Phoenix Life's June 25, 2001 demutualization, during 2002, we issued 4,201 shares of common stock to eligible policyholders, effective as of June 25, 2001. In reliance on the exemption under Section
3(a)(10) of the Securities Act of 1933, we issued these shares to policyholders in exchange for their membership interests without registration under that act.

The following table presents the high and low prices for our common stock on the New York Stock Exchange for the year 2002 and the period from June 21, 2001 through December 31, 2001. The closing price of our common stock on December 31, 2002 was $7.60.

                                                              2002                            2001
                                                 -------------------------------  ------------------------------
                                                     High              Low            High             Low
                                                 --------------   --------------  ------------------------------

First Quarter...................................   $     19.75      $     16.84           --              --
Second Quarter..................................   $     20.25      $     15.50     $     18.80     $     16.90
Third Quarter...................................   $     18.01      $     13.30     $     19.35     $     12.50
Fourth Quarter..................................   $     13.75      $      6.50     $     18.50     $     12.80

Item 6.  Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years ended December 31,
2002 follows (dollars in millions, except earnings per share). We derived the data for the years 2002, 2001 and
2000 from our consolidated financial statements included elsewhere in this Form 10-K. We derived the data for the years 1999 and 1998 from audited consolidated financial statements not included in this Form 10-K. Prior to
June 25, 2001, Phoenix Life was the parent company of our consolidated group. In connection with its demutualization, Phoenix Life became a subsidiary and PNX became the parent company of our consolidated group.

We prepared the following financial data, other than statutory data, in conformity with GAAP. We derived the statutory data from the Annual Statements of our Life Companies filed with insurance regulatory authorities and prepared it in accordance with statutory accounting practices, which vary in certain respects from GAAP.

You should read the following in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" and our consolidated financial statements included in this Form 10-K.

                                                 2002         2001         2000          1999          1998
                                             ------------ ------------ ------------- ------------- ------------
Income Statement Data:(1)
Premiums....................................  $ 1,081.9    $ 1,112.7    $ 1,147.4     $ 1,175.7     $ 1,175.8
Insurance and investment product fees.......      563.4        546.4        631.0         574.6         537.5
Net investment income.......................      915.2        847.6      1,141.3         961.5         862.0
Net realized investment gains (losses)......     (107.6)       (72.4)        89.2          75.8          58.2
                                             ------------ ------------ ------------- ------------- ------------
Total revenues..............................  $ 2,452.9    $ 2,434.3    $ 3,008.9     $ 2,787.6     $ 2,633.5
                                             ------------ ------------ ------------- ------------- ------------
Total benefits and expenses.................  $ 2,613.0    $ 2,670.5    $ 2,839.7     $ 2,513.5     $ 2,474.3
                                             ------------ ------------ ------------- ------------- ------------

Income (loss) from continuing operations....  $  (115.7)   $  (137.3)   $    94.8     $   162.1     $    91.9
Income (loss) from discontinued operations,
  net of income taxes(2) ....................       --           --          (11.5)        (72.9)         45.2
Income (loss) before cumulative effect of
  accounting changes........................     (115.7)      (137.3)        83.3          89.2         137.1
Cumulative effect of accounting changes(3) ..     (130.3)       (65.4)        --            --            --
                                             ------------ ------------ ------------- ------------- ------------
Net income (loss)...........................  $  (246.0)   $  (202.7)   $    83.3     $    89.2     $   137.1
                                             ============ ============ ============= ============= ============

Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations (4).  $    (1.18)   $  (1.31)     $    .91    $     1.55    $      .88
                                             ============ ============ ============= ============= ============
Net income (loss)(4) ........................  $    (2.51)   $  (1.94)     $    .80    $      .85    $     1.31
                                             ============ ============ ============= ============= ============

                                                 2002         2001         2000          1999          1998
                                             ------------ ------------ ------------- ------------- ------------
Ratio of Earnings to Fixed Charges:
Ratio of earnings to fixed charges(5) .......        --           --            4.2           6.9           5.3
Supplemental ratio of earnings to
  fixed charges-including interest credited
  on policyholder contract balances(6) ......        0.6         0.3            1.8           2.5           2.0

                                                 2002         2001         2000          1999          1998
                                             ------------ ------------ ------------- ------------- ------------
Balance Sheet Data:
Cash and investments........................  $ 16,780.3   $ 14,420.4   $ 12,597.4    $ 11,600.7    $ 11,534.5
Total assets................................  $ 25,245.7   $ 22,535.9   $ 20,313.2    $ 20,287.0    $ 18,798.0
                                             ============ ============ ============= ============= ============
Indebtedness................................  $    644.3   $    599.3   $    425.1    $    499.4    $    449.3
                                             ============ ============ ============= ============= ============
Total liabilities...........................  $ 23,203.2   $ 20,131.4   $ 18,335.4    $ 18,430.9    $ 16,969.4
                                             ============ ============ ============= ============= ============
Minority interest in net assets of
  consolidated subsidiaries.................  $     10.8   $      8.8   $    136.9    $    100.1    $     92.0
                                             ============ ============ ============= ============= ============
Total stockholders' equity..................  $  2,031.7   $  2,395.7   $  1,840.9    $  1,756.0    $  1,736.6
                                             ============ ============ ============= ============= ============

Assets Under Management:(7) .................  $ 63,813.9   $ 61,212.2   $ 64,543.6    $ 73,185.4    $ 61,206.3
                                             ============ ============ ============= ============= ============

Consolidated Statutory Data:
Premiums and deposits.......................  $  3,919.7   $  3,144.8   $  2,344.8    $  2,330.2    $  2,578.8
                                             ============ ============ ============= ============= ============
Net income (loss)...........................  $   (130.7)  $    (66.0)  $    266.1    $    131.3    $    108.7
                                             ============ ============ ============= ============= ============
Capital and surplus(8) ......................  $    861.0   $  1,149.8   $  1,322.8    $  1,054.1    $    905.3
Asset valuation reserve ("AVR")(9) ..........       147.8        223.4        560.4         373.2         300.3
                                             ------------ ------------ ------------- ------------- ------------
Total statutory capital, surplus and AVR....  $  1,008.8   $  1,373.2   $  1,883.2    $  1,427.3    $  1,205.6
                                            ============ ============ ============= ============= =============

--------

(1)  For a summary of our significant accounting policies, refer to the notes to our consolidated financial statements included elsewhere in this Form 10-K.

(2)  During 1999, Phoenix Home Life discontinued the operations of three of its businesses which in prior years were reflected as the following reportable business segments: reinsurance operations, group life and health insurance operations and real estate management operations.

     The discontinuation of these businesses resulted from the sales of several operations and the implementation of plans to withdraw from the remaining businesses. These transactions do not affect the comparability of the financial data. The assets and liabilities of the discontinued operations have been excluded from the assets and liabilities of continuing operations and separately identified in the balance sheet data. Likewise, our income statement data have been restated for 1998 to exclude from continuing operations the operating results of discontinued operations. Additional information on discontinued
     operations is included in Note 13 to our consolidated financial statements included elsewhere in this Form
     10-K.

(3)  During 2002, we recognized a cumulative effect adjustment for an accounting change for goodwill and other intangible assets. Effective January 1, 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in equity-method investments. This adoption resulted in a cumulative effect adjustment of $130.3 million (after income taxes of $11.4 million). Additional information on this accounting change is included in Notes 1 and 4 to our consolidated financial statements included elsewhere in this Form 10-K.

     During 2001, we recognized cumulative effect adjustments for accounting changes for venture capital partnerships, derivative instruments and securitized financial instruments.

     We changed our method of applying the equity method of accounting for our venture capital partnerships. We recorded a charge of $48.8 million (after income taxes of $26.3 million) representing the cumulative effect of this accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships. Additional information on this accounting change is included in Notes 1 and 5 to our consolidated financial statements included elsewhere in this Form 10-K.

     Effective January 1, 2001, we adopted a new accounting pronouncement for derivative instruments. This adoption resulted in a cumulative effect adjustment of $3.9 million (after income taxes of $2.1 million).
     Additional information on this accounting change is included in Notes 1 and 14 to our consolidated financial statements included elsewhere in this Form 10-K.

     Effective April 1, 2001, we adopted a new accounting pronouncement for recognition of interest income and impairment on certain investments. This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific valuation methods to these securities for an other-than-temporary decline in value. Upon adoption, we recorded a $20.5 million charge to net income as a cumulative effect of accounting change, net of income taxes. Additional information on this accounting change is included in Notes 1 and 5 to our consolidated financial statements included elsewhere in this Form 10-K.

(4)  We calculated earnings per share for each of the four years from 1998 through 2001 on a pro forma basis, based on 104.6 million weighted-average shares outstanding. The pro forma weighted-average shares outstanding calculation for 2001 is based on the weighted-average shares outstanding for the period from the demutualization and IPO to the end of the year.

(5)  Due to our losses during 2002 and 2001, the ratio coverages for those periods were less than 1:1. We would need $88.2 million and $122.3 million in additional earnings for the years 2002 and 2001, respectively to achieve a 1:1 coverage ratio.

(6)  Due to our losses during 2002 and 2001, the ratio coverages, including interest credited on policyholder contract balances were less than 1:1. We would need $88.2 million and $122.3 million in additional earnings for the years 2002 and 2001, respectively to achieve a 1:1 coverage ratio.

(7)  Assets under management consist of third party assets managed by our investment management subsidiary PXP, plus total assets as reflected in our consolidated financial statements, adjusted to reflect total rather than net assets of discontinued operations.

(8)  In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix
     Life's capital and surplus for 1998 and subsequent periods includes $175.0 million of total principal amount of surplus notes outstanding.

(9)  The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                                            FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. The company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management's beliefs about, the company's future strategies, operations and financial results, as well as other statements including words such as "anticipate", "believe,"
"plan," "estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the company's primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the company's insurance subsidiaries' ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax changes that may affect the cost of, or demand for, the products or services of the company's subsidiaries; (v) downgrades in the claims paying ability or financial strength ratings of the company's subsidiaries or in its credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the company's success in achieving planned expense reductions; and (ix) other risks and uncertainties described in any of the company's filings with the
SEC. The company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

                                          RISKS RELATED TO OUR BUSINESS

Continued poor performance of the equity markets could adversely affect sales of our investment management, variable universal life and variable annuity products. Sales of all of our products could also be adversely affected by a general economic downturn.

The U.S. equity markets experienced strong growth followed by substantial declines. From April 1, 2000 through
December 31, 2002, the Nasdaq Composite Index and the Standard & Poor's 500 Index fell 70.79% and 41.29%, respectively. These market declines have been accompanied by increased volatility.

There are two main ways in which market declines and volatility have affected, or have the potential to affect, our revenues negatively.

         •  First, significant market volatility or declines may cause potential purchasers of our products to refrain from new or additional investments, and current investors to withdraw from the markets or reduce their rates of ongoing investment. At this time we cannot estimate the impact to date of the market on our sales.

         •  Second, because the revenues of our investment management and variable products businesses are to a large extent based on fees related to the value of assets under our management, the poor performance of the equity markets has limited our fee revenues by reducing the value of the investment assets we manage. Our assets under management at December 31, 2002 were 1.3% less than at December 31, 2000. The possibility of declines in assets under management is heightened by the fact that as of December 31, 2002, approximately 20% of our variable universal life insurance assets under management excluding our private

            placement business, and approximately 61% of our variable annuity assets under management excluding our private placement business, were not subject to any surrender penalties. It is also possible that we could begin to experience increasing surrenders if equity markets continue to perform poorly. The surrender charges applicable to our variable universal life insurance policies and variable annuities typically decline over a period of years and generally expire after 10 years.
            Moreover, surrenders of life insurance policies and annuities require faster amortization of deferred policy acquisition costs, which would reduce our profitability. Our total expense for amortization of deferred policy acquisition costs was $59.2 million in 2002.

In addition to the effects of poorly performing equity markets, a general economic downturn could have a negative effect on households in our target affluent and high-net-worth market and therefore could hurt sales of our products.

We experienced significant operating losses in 2002. Continued significant operating losses could impair our ability to access the capital markets or repay our debt obligations.

We experienced losses from continuing operations before cumulative effect of accounting changes of $115.7 million in 2002. Continuing operating losses could impair our ability to raise debt or equity capital or pay amounts due under our debt obligations.

Some of our investments outside the closed block have limited liquidity, which could hurt our cash flow.

The plan of reorganization relating to our demutualization in June 2001 required Phoenix Life to establish and operate an arrangement, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of Phoenix Life are met, and that benefits under such policies are paid. Phoenix Life must retain within the closed block the cash flows produced by closed block assets in order to pay policy benefits and dividends to closed block policyholders, which means that these cash flows are not available to us to meet unexpected cash needs in our other businesses. The assets that are within the closed block include a substantial portion of our most liquid assets.

As of December 31, 2002, $7.5 billion, or 48% of the invested assets outside the closed block, consisted of investments in private debt securities, mortgage loans, real estate, policy loans, equity securities and limited partnership interests, including our venture capital investments, all of which have limited liquidity.
If we need to sell such investments because we require significant amounts of cash on short notice in excess of our normal cash requirements, as could be the case if we experience unexpectedly sudden and high volumes of non-participating insurance policy and annuity surrenders, we might have difficulty doing so at attractive prices or in a timely manner. This could cause a drain on our cash and, therefore, limit the cash we have available to meet our other obligations.

We might need to fund deficiencies in our closed block, which would result in a reduction in net income and could result in a reduction in investments in our on-going business.

We have allocated assets to the closed block required by our demutualization in an amount that will produce cash flows that, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies. These obligations and liabilities include, but are not limited to, provisions for the payment of claims and certain expenses and taxes, and provisions for the continuation of the policyholder dividend scales in effect for 2000, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. Our allocation of assets to the closed block was based on actuarial assumptions about our payment obligations to closed block policyholders, as well as assumptions about the investment earnings the closed block assets will generate over time. Since such assumptions are to some degree uncertain, it is possible that the cash flows generated by the closed block assets and the anticipated revenues from the policies included in the closed block will prove insufficient to provide for the benefits guaranteed under these policies. We would have to fund the shortfall

resulting from such an insufficiency. Moreover, even if these assets, cash flows and revenues are sufficient, we may choose to support closed block policyholder dividend payments with assets and cash flows from outside of the closed block.

Venture capital earnings are dependent on the performance of the equity markets, which means that this segment's effect on our income from continuing operations has been volatile.

At times in the last five years Venture Capital has represented a large component of our total income or loss from continuing operations. Venture Capital is a higher risk, less liquid investment, the value of which is prone to significant fluctuation. Income from Venture Capital represented 190% and 56% of our total income from continuing operations in 2000 and 1999, respectively. In 2002 and 2001, however, our venture capital investments decreased our income from continuing operations by $38.5 million and $54.9 million, respectively, representing 33% and 40% of our total loss from continuing operations in 2002 and 2001, respectively. The performance of the partnerships depends upon the economic performance of the underlying assets held by the partnerships, which is difficult to predict.

Our Venture Capital portfolio has a large technology component and includes investments in other sectors such as telecommunications, the asset values of which tend to move in close relation with the technology sector. The decrease in this portfolio's income in 2002 and 2001 resulted primarily from equity market declines in the technology sector and other related sectors. It is possible that we will continue to experience declines related to our venture capital investments.

In addition, the returns we achieve in Venture Capital depend in large part on the efforts and performance results obtained by the managers of the partnerships in which we invest. We have neither an active role in the day to-day management of the partnerships in which we invest, nor the ability to approve the specific investment management decisions made by the managers of the partnerships. Although we evaluate each potential partnership investment based on criteria such as the performance history of the partnership and its manager, as well as the partnership's investment strategies, the past performance of a partnership and its manager may not be a reliable indicator of future results. Furthermore, the managers, key personnel and investment strategies of a partnership may change at any time without our consent.

The recent downgrades to PNX's debt ratings and Phoenix Life's financial strength ratings, as well as the possibility of future downgrades, could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and earnings from our life insurance products and increase our future borrowing costs.

Rating agencies assign Phoenix Life claims paying ability ratings, sometimes referred to as financial strength ratings, and assign us debt ratings, based in each case on their opinions of the relevant company's ability to meet its financial obligations.

Financial strength ratings indicate a rating agency's view of an insurance company's ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. The current financial strength and debt ratings, including information concerning recent rating agency actions, are set forth in the chart below.

                                          Financial Strength Rating                    Senior Debt Rating
Rating Agency                                  of Phoenix Life                               of PNX
---------------------------------  -----------------------------------------   ------------------------------------

A.M. Best Company, Inc.            A ("Excellent") affirmed March 7,           bbb+ ("Adequate") from a
                                   2003                                       ("Strong") on March 7, 2003

Fitch IBCA                         AA- ("Very Strong") from                    A- ("Strong") from A
                                   AA ("Very Strong") on                       ("Strong") on September 19,
                                   September 19, 2002                          2002

Standard & Poor's                  A+ ("Strong") from AA-                      BBB+ ("Good") from A-
                                   ("Very Strong") on October                  ("Strong") on October 16,
                                   16, 2002                                    2002

Moody's                            A3 ("Good") from Aa3                        Baa3 ("Adequate") from A3
                                   ("Excellent") on November 25,               ("Good") on November 25, 2002
                                   2002

A.M. Best and Moody's each have a stable outlook for our ratings, while Fitch IBCA and Standard & Poor's have a negative outlook.

As a consequence of these ratings downgrades, we may experience increased interest costs in connection with future borrowings. Such increased costs would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis. The downgrades did not trigger any defaults or repurchase obligations.

In addition, the downgrades could adversely affect Phoenix Life's relationships with its existing distributors and its ability to establish additional distributor relationships. If this were to occur, we might experience a decline in sales of certain products and the persistency of existing customers. At this time, we cannot estimate the impact on sales or persistency. If there were a significant decline in Phoenix Life's sales or persistency, our results of operations would be materially adversely affected.

We could have material losses in the future from our discontinued reinsurance business.

In 1999, we sold our individual life reinsurance business and discontinued the operations of our group accident and health and group life reinsurance business. We adopted a plan to stop writing new contracts covering these risks and end our existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts.

We have established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance proceeds we believe we will collect under finite reinsurance and other reinsurance and the likely legal and administrative cost of winding down the business. Total reserves were $35 million and total reinsurance recoverable balances were $65 million at December 31, 2002. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available is currently $120 million. The amount of our total financial provisions at December 31, 2002 was therefore $90 million, consisting of reserves, less reinsurance recoverable balances, plus the amount currently available from our finite aggregate excess-of-loss reinsurance, and represents our best estimate of the provisions required for the payment of our entire remaining loss exposure on the discontinued group accident and health reinsurance business.

Because we must use estimates in establishing our loss and expense reserves, they are subject to uncertainty.
In the case of our discontinued group accident and health reinsurance business, several factors make estimating the required provisions more difficult. First, it may take a number of years for the claims on the large majority of the remaining business to be reported to us. In many cases, the types of losses involved will develop over a relatively long period. Further, some of our remaining contracts cover losses that will be incurred in 2003 and subsequent years. For these reasons, we cannot know today what our actual claims experience will be.

In addition, we are involved in two sets of disputes relating to certain portions of our discontinued group accident and health reinsurance business. See Note 17 to our consolidated financial statements for more information.

In establishing our provisions described above for the payment of insured losses and expenses on this discontinued business, we have made assumptions about the likely outcome of the disputes referred to above, including an assumption that substantial recoveries would be available from our reinsurers on all of our discontinued reinsurance business. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it hard to predict the outcomes with certainty. Given the need to use estimates in establishing loss reserves, and the difficulty in predicting the outcome of arbitrations and lawsuits, our actual net ultimate exposure likely will differ from our current estimate. If future facts and circumstances differ significantly from our estimates and assumptions about future events with respect to the disputes referred to above or other portions of our discontinued reinsurance business, our current reserves may need to be increased materially, with a resulting material adverse effect on our results of operations and financial condition.

A challenge to the plan of reorganization is outstanding.

A pending lawsuit seeks to challenge Phoenix Life's reorganization and the adequacy of the information provided to policyholders regarding the plan of reorganization. We believe that this lawsuit lacks merit. The lawsuit,
Andrew Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 16, 2001, in the Supreme Court of the State of New York for New York County. The plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible policyholders of Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. Plaintiff seeks compensatory damages for losses allegedly sustained by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit include Phoenix Life, Phoenix, directors of Phoenix Life, as well as Morgan Stanley & Co. Incorporated, financial advisor to Phoenix Life in connection with the plan of reorganization. A motion to dismiss the claims asserted in this lawsuit has recently been granted. The plaintiff has filed a notice of appeal.

Legislation eliminating or modifying either the federal estate tax or the federal taxation of investment income could adversely affect revenues from our life insurance products because some of them are specifically designed and marketed as policies that help a decedent's heirs to pay this tax. In addition, some of the Bush
Administration's legislative proposals would reduce or eliminate the benefit of deferral of taxation for our insurance and annuity products.

Legislation eliminating or modifying either the federal estate tax or the federal taxation of investment income could adversely affect revenues from our life insurance and annuity products. Some of our life insurance products are specifically designed and marketed as policies that help a decedent's heirs to pay estate tax. In addition, our life insurance and annuity products generally benefit from the deferral of federal income taxation on the accretion of their value.

Legislation enacted in the spring of 2001 increased the size of estates exempt from the federal estate tax, phased in reductions in the estate tax rate between 2002 and 2009 and repealed the estate tax entirely in 2010.
This legislation, despite its reinstatement of the estate tax in 2011, could have a negative effect on our revenues from the sale of estate planning products including in particular sales of second-to-die life insurance policies. These policies insure the lives of both a husband and wife, with the policy proceeds payable after both spouses have died. A second-to-die policy effectively enables a couple to pre-fund its heirs' estate tax obligations by making

the policy proceeds available to the heirs at the time estate taxes are due. Second-to-die policies are often purchased by couples whose assets are largely illiquid, and whose heirs otherwise might have to attempt to liquidate part of the estate in order to pay the tax. Second-to-die policies represented 35% and 22% of our new life insurance premiums and deposits in 2002 and 2001, respectively, and the repeal, increase in exemption or the reduction of the rate, of the federal estate tax may reduce the attractiveness of second-to-die policies sold for this purpose. President Bush and members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax.
For example, the President's Budget for Fiscal Year 2004 introduced a proposal to make the repeal of the estate tax permanent. Any such change could have a further negative effect on our revenues from estate planning products.

The attractiveness to our customers of many of our products is due, in part, to favorable tax treatment.
Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. Death benefits under life insurance contracts may be received free of federal income tax. Legislative changes that would have the effect of reducing the taxes imposed on investment income could reduce or eliminate the relative benefit of such deferral of taxation for our insurance, annuity and investment products. President Bush's Fiscal Year 2004
Budget includes changes that would permit corporations to pay tax-free dividends to shareholders and that would create new and expanded vehicles for tax-exempt savings, including "Lifetime Savings Accounts" which would permit large annual contributions and tax-free build-up and distributions. There can be no assurance whether or when any such proposal would be enacted. However, enactment of one or both of these proposals, either in the form proposed by President Bush or in a modified form, could have a negative impact on our revenues.

Changes in interest rates could harm cash flow and profitability in our life and annuity businesses.

Cash flows relating to, and the profitability of, our life insurance and annuity businesses are sensitive to interest rate changes. In periods of increasing interest rates, life insurance policy loans and surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process could result in cash outflows requiring us to sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which could cause us to suffer realized investment losses.

Conversely, during periods of declining interest rates, a decrease in the spread between interest and dividend rates to policyholders and returns on our investment portfolio could adversely affect our profitability. During such periods, life insurance and annuity products may be relatively more attractive investments, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force during a period when we are earning lower returns on our own new investments. For this reason, a sustained period of declining interest rates could cause cash flow problems for
us. In addition, lower returns on our investments could prove inadequate for us to meet contractually guaranteed minimum payments to holders of our life and annuity products. We also face the risk in a declining interest rate environment that borrowers may prepay or redeem mortgages and bonds in our investment portfolio as they seek to borrow at lower market rates, so that we might have to reinvest proceeds we receive from these prepayments or redemptions in lower interest-bearing investments.

Our product sales are highly dependent on our relationships with non-affiliated distributors. If these relationships ended or diminished, our revenues would suffer accordingly.

We sell our products through our affiliated retail producers and non-affiliated advisors, broker-dealers and other financial intermediaries. Non-affiliated distribution sources have contributed significantly to our sales in recent years. For example, Merrill Lynch, with over 15,000 registered representatives, accounted for 42% of our Investment Management private client asset inflows in 2002. The loss or diminution of our relationships with non-affiliated distributors could materially reduce our revenues from sales of our products. The risk of such loss or diminution is significant and ongoing, since we face substantial competition in seeking to convince non-affiliated distributors to sell our products, rather than those offered by our competitors.

The independent trustees of our mutual funds and closed-end funds, as well as intermediary program sponsors, managed account clients and institutional investment management clients, could terminate their contracts with
us. This would reduce our Investment Management fee revenues and could also impair our intangible assets.

Each of the mutual funds and closed-end funds for which PXP acts as investment adviser or sub-adviser is registered under the Investment Company Act of 1940 and is governed by a board of trustees or board of directors. The Investment Company Act requires that at least 40% of these board members be unaffiliated with
PXP. Each fund's board has the duty of deciding annually whether to renew the contract appointing PXP to manage the fund. Board members have a fiduciary duty to act in the best interests of the shareholders of their funds.
Either the board members or the shareholders may terminate an advisory contract with PXP and move the assets to another investment adviser. The board members also may deem it to be in the best interests of a fund's shareholders to make decisions adverse to us, including reducing the compensation paid to PXP or imposing restrictions on PXP's management of the fund.

Our investment management agreements with institutional clients, intermediary program sponsors (who "wrap," or make available, our investment products within the management agreements they have with their own clients), direct managed account clients and institutional clients are generally terminable by these sponsors and clients upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements if they became dissatisfied with our performance.

The termination of any of the above agreements representing a material portion of assets under management would adversely affect our Investment Management fee revenues.

We face strong competition in our wealth management businesses from mutual fund companies, banks, investment management firms and other insurance companies. This competition may impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our wealth management businesses, comprising of life insurance, annuities and investment management. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution, capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our wealth management business, the nature of these businesses means that our actual and potential competitors include a large number of mutual fund companies, banks, investment management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the United States by international companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours.
Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states.

Our ability to compete in the investment management business depends in particular on our investment performance. We may not be able to accumulate and retain assets under management if our investment results underperform the market or the competition, since such underperformance likely would result in asset withdrawals and reduced sales. For example, from 1993 through 1999, we experienced net asset withdrawals in our retail investment management business. We attribute this in part to underperformance in some of our mutual funds and managed accounts.

We compete for distribution sources in our life, annuity and investment management businesses. We believe that our success in competing for distributors depends on factors such as our financial strength and on the services we

provide to, and the relationships we develop with, these distributors. Our distributors are generally free to sell products from whichever providers they wish, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors' needs, we may not be able to establish and maintain satisfactory relationships with distributors of our life insurance, annuity and investment management products. Accordingly, our revenues and profitability would suffer.

National banks, with their pre-existing customer bases for financial services products, may increasingly compete with insurers, as a result of recently enacted legislation removing restrictions on bank affiliations with insurers. This legislation, the Gramm-Leach-Bliley Act of 1999, permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, prior legislation had limited the ability of banks to engage in securities-related businesses and had restricted banks from being affiliated with insurance companies. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of our potential competitors.

We might be unable to attract or retain personnel who are key to our business, especially in Investment
Management.

The success of our business is dependent to a large extent on our ability to attract and retain key employees.
Our investment management business, in particular, depends on the employment of experienced securities analysts and portfolio managers. In addition, our wealth management businesses are dependent on the employment of highly productive sales personnel. Competition in the job market for these types of professionals is generally intense, and is particularly acute with respect to experienced securities analysts and portfolio managers such as those needed by PXP. In general, our employees are not subject to employment contracts or non-compete arrangements.

Changes in insurance and securities regulation could affect our profitability by imposing further restrictions on the conduct of our business.

Our life insurance and annuity businesses are subject to comprehensive state regulation and supervision throughout the United States. State insurance regulators and the National Association of Insurance
Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that put further regulatory burdens on us, thereby increasing our costs of business. This could materially adversely affect our results of operations and financial condition.

The U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in areas which include employee benefit plan regulation, financial services regulation and federal taxation and securities laws could significantly affect the insurance industry and our costs.

We and some of the policies, contracts and other products that we offer are subject to various levels of regulation under the federal securities laws administered by the SEC as well as regulation by those states and foreign countries in which we provide investment advisory services, offer products or conduct other securities-related activities. We could be restricted in the conduct of our business for failure to comply with such laws and regulations. Future laws and regulations, or the interpretation thereof, could materially adversely affect our results of operations and financial condition by increasing our expenses in having to comply with these regulations.

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews our consolidated financial condition at year-end 2002 and 2001;
our consolidated results of operations for the years 2002, 2001 and 2000; and, where appropriate, factors that may affect our future financial performance. You should read this discussion in conjunction with "Selected
Financial Data" and our consolidated financial statements included in this Form 10-K.

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

We provide our wealth management solutions through two operating segments – Life and Annuity and Investment
Management - which include three businesses, life insurance, annuities and investment management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, and a range of annuity offerings. We conduct activities in Investment Management largely through PXP comprising two lines of business - private client and institutional.

Through our private client line of business, we provide investment management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts sold and administered by us. Managed accounts sponsored and distributed by non-affiliated broker-dealers generally require minimum investments of $100,000, and direct managed accounts sold and administered by us generally require minimum investments of $1 million. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

We report our remaining activities in two non-operating segments — Venture Capital and Corporate and Other.
Venture Capital includes investments primarily in the form of limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties.
These assets are investments of the general accounts of our Life Companies. See "Business—Venture Capital
Segment." Corporate and Other includes indebtedness, unallocated capital and expenses, as well as certain businesses not of sufficient scale to report independently. See "Business—Corporate and Other Segment." These
non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core wealth management operations.

We derive our revenues principally from:

         •  premiums on whole life insurance;
         •  insurance and investment product fees on variable life and annuity products and universal life products;
         •  investment management and related fees; and
         •  net investment income and net realized investment gains.

Under generally accepted accounting principles (GAAP) premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues. These collections are reflected on our balance sheet as an increase in separate account liabilities for certain investment options of variable products. Collections for fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

Our expenses consist principally of:

         •  insurance policy benefits provided to policyholders, including interest credited on policyholders'
            general account balances;
         •  policyholder dividends;
         •  deferred policy acquisition costs amortization;
         •  intangible assets amortization;
         •  interest expense;
         •  other operating expenses; and
         •  income taxes.

Our profitability depends principally upon:

         •  the adequacy of our product pricing, which is primarily a function of our:
               •  ability to select underwriting risks;
               •  mortality experience;
               •  ability to generate investment earnings;
               •  ability to maintain expenses in accordance with our pricing assumptions; and
               •  policies' persistency (the percentage of policies remaining in force from year to year as measured by premiums);
         •  the amount and composition of assets under management;
         •  the maintenance of our target spreads between the rate of earnings on our investments and dividend and interest rates credited to customers; and
         •  our ability to manage expenses.

Prior to the demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of year-end 2001, 75% of our life insurance reserves were for participating policies. As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividends expense was
$401.8 million during 2002, $400.1 million during 2001 and $378.0 million during 2000.

Our sales and financial results over the last several years have been affected by economic and industry trends.
Americans generally have begun to rely less on whole life insurance, defined benefit retirement plans and social security and other government programs to meet their post-retirement financial needs. Reflecting this trend, sales of our whole life insurance products have declined in recent years. Concurrently, the baby boom generation has begun to enter its prime savings years. These factors have had a positive effect on sales of our variable life and annuity products, mutual funds and managed account products. See "Business—Market
Opportunity."

Discontinued Operations

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations. See Note 13 to our consolidated financial statements for detailed information regarding our discontinued operations.

Purchase of PXP Minority Interest

In 2001, we acquired the minority interest in PXP for $339.3 million. Prior to this acquisition, PXP had been a publicly-held company listed on the New York Stock Exchange in which we held a 55.1% interest. See Note 4 to our consolidated financial statements for detailed information regarding our acquisition of the PXP minority interest.

Other Recent Acquisitions

In January 2002, we acquired a 60% interest in Kayne Anderson Rudnick for $102.4 million. In 2001, we acquired a 75% interest in Walnut for $7.5 million in cash. We also paid $5.5 million in cash for a 65% interest in
Capital West. See Note 4 to our consolidated financial statements for further information regarding Kayne
Anderson Rudnick, Walnut and Capital West.

In July 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance
Company (a subsidiary of CNA Financial Corporation). See Note 3 to our consolidated financial statements for detailed information regarding the acquisition of Valley Forge Life Insurance Company.

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance
Company (Phoenix Life). See Note 7 to our consolidated financial statements for detailed information regarding the demutualization and closed block.

Recently Issued Accounting Standards

Goodwill and Other Intangible Assets. At the beginning of 2002, we adopted a new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those assets with definite estimated lives. See Note 4 to our consolidated financial statements for a comprehensive discussion of the adoption of the new standard and its effects on our consolidated financial statements.

Variable Interest Entities: A new accounting standard was issued in January 2003 that interprets the existing standard on consolidation. It clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). See Note 8 to our consolidated financial statements for more discussion on this new standard as it relates to our business.

Stock-based Compensation: A new standard was issued which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. It also requires annual and quarterly disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation. See Note 10 to our consolidated financial statements for more discussion on the requirements of the new standard as it relates to our business.

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

Critical accounting policies are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following are areas that we believe require significant judgments, together with references to the footnote(s) where each accounting policy is discussed as it relates to our business:

•    Deferred Policy Acquisition Costs, or DAC, and Present Value of Future Profits, or PVFP
     The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with the 1997 acquisition of the Confederation Life business, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs (DAC).

     We amortize DAC and PVFP based on the related policy's classification. For individual participating life insurance policies, DAC and PVFP are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

     The amortization of DAC and PVFP requires the use of various assumptions, estimates and judgments about the future. Significant assumptions include expenses, investment performance, mortality and policy cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

     We regularly evaluate our estimated gross profits, or EGPs, to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable and interest-sensitive life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 7% for the variable annuity business and 8% for the variable life business at December 31, 2002.

     See Note 3 to our consolidated financial statements and Item 7a, Quantitative and Qualitative Disclosures
     About Market Risk for more information.

•    Policy Liabilities and Accruals (Note 3 to our consolidated financial statements and Item 7a, Quantitative and Qualitative Disclosures About Market Risk for more information)

•    Goodwill and Other Intangible Assets
     At the beginning of 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. For purposes of the impairment test, the fair value of the reporting units is based on the sum of: a multiple of revenue, plus the fair value of the units' tangible fixed assets. Prior to 2002, we amortized goodwill principally over 40 years and investment management contracts and employment contracts over five to 16 years and three to seven years, respectively. All amortization expense has been and continues to be calculated on a straight-line basis.

     See Note 4 to our consolidated financial statements for more information.

•    Valuation of Debt and Equity Securities
     We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.
     Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made.
     The new cost basis is not changed for subsequent recoveries in value. For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.
     We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired mortgages. We consider a mortgage loan to be impaired if we believe it is probable that we will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. We do not accrue interest income on impaired mortgage loans when the likelihood of collection is doubtful.

     See Note 5 to our consolidated financial statements, Debt and Equity Securities section of Management's
     Discussion and Analysis and Item 7a, Quantitative and Qualitative Disclosures About Market Risk for more information.

•    Valuation of Investments in Venture Capital Partnerships
     We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the earnings for any lag in reporting. In the first quarter of 2001, we changed our accounting for venture capital partnership earnings to eliminate the quarterly lag in information provided to us. We did this by estimating the change in our share of partnership earnings for the quarter. This resulted in a $75.1 million charge
     ($48.8 million after income taxes), representing the cumulative effect of this accounting change on the fourth quarter of 2000.

     To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we used quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we applied a public industry sector index to roll the value forward each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). Our methodology recognizes both downward and upward change in value of the underlying investee companies, but we do not exceed the last reported value by the partnerships. In addition, we annually revise the valuations we have assigned to the investee companies to reflect the valuations in the audited financial statements received from the venture capital partnerships.

     See Note 5 to our consolidated financial statements for more information.

•    Valuation of Investments in Affiliates
     We evaluate our equity method investments for an other than temporary impairment at each balance sheet date considering quantitative and qualitative factors including quoted market price of underlying equity securities, the duration the carrying value is in excess of fair value and historical and projected earnings and cash flow capacity.

     See Note 5 to our consolidated financial statements and the Aberdeen Asset
     Management section of Management's Discussion and Analysis for more information.

•    Pension and other Post-employment Benefits
     See Note 10 to our consolidated financial statements for more information on our pension and other post-employment benefits.

Consolidated Results of Operations

The following table and discussion presents summary consolidated financial data for the years ended December
31, 2002, 2001 and 2000 (in millions).

                                                                                              Changes
                                                                                     -------------------------
                                                 2002          2001         2000      2002 / 01     2001 / 00
                                             -----------   -----------  -----------  -----------   -----------

 REVENUES:
 Premiums....................................$ 1,081.9     $ 1,112.7    $ 1,147.4     $  (30.8)     $  (34.7)
 Insurance and investment product fees.......    563.4         546.4        631.0         17.0         (84.6)
 Investment income, net of expenses..........    915.2         847.6      1,141.3         67.6        (293.7)
 Net realized investment gains (losses)......   (107.6)        (72.4)        89.2        (35.2)       (161.6)
                                             -----------   -----------  -----------  -----------   -----------
 Total revenues..............................  2,452.9       2,434.3      3,008.9         18.6        (574.6)
                                             -----------   -----------  -----------  -----------   -----------

 BENEFITS AND EXPENSES:
 Policy benefits, excluding policyholder
   dividends.................................  1,436.1       1,406.7      1,409.8         29.4          (3.1)
 Policyholder dividends......................    401.8         400.1        378.0          1.7          22.1
 Policy acquisition cost amortization........     59.2         133.0        356.0        (73.8)       (223.0)
 Intangible asset amortization...............     32.5          49.4         36.9        (16.9)         12.5
 Intangible asset impairments................     66.3          --           --           66.3          --
 Interest expense............................     31.4          27.3         32.7          4.1          (5.4)
 Demutualization expenses....................      1.8          25.9         21.8        (24.1)          4.1
 Other operating expenses....................    583.9         628.1        604.5        (44.2)         23.6
                                             -----------   -----------  -----------  -----------   -----------
 Total benefits and expenses.................  2,613.0       2,670.5      2,839.7        (57.5)       (169.2)
                                             -----------   -----------  -----------  -----------   -----------
 Income (loss) from continuing operations
   before income taxes and minority interest    (160.1)       (236.2)       169.2         76.1        (405.4)
 Applicable income taxes (benefit)...........    (56.8)       (106.1)        60.3         49.3        (166.4)
                                             -----------   -----------  -----------  -----------   -----------
 Income (loss) from continuing operations
   before minority interest..................   (103.3)       (130.1)       108.9         26.8        (239.0)
 Minority interest in net income of
   subsidiaries..............................     12.4           7.2         14.1          5.2          (6.9)
                                             -----------   -----------  -----------  -----------   -----------
 Income (loss) from continuing operations....   (115.7)       (137.3)        94.8         21.6        (232.1)
 Income from discontinued operations.........     --            --            9.4         --            (9.4)
 Loss on disposal of discontinued operations.     --            --          (20.9)        --            20.9
                                             -----------   -----------  -----------  -----------   -----------
 Income (loss) before cumulative effect of
   accounting changes........................   (115.7)       (137.3)        83.3         21.6        (220.6)
 Cumulative effect of accounting changes.....   (130.3)        (65.4)        --          (64.9)        (65.4)
                                             -----------   -----------  -----------  -----------   -----------
 Net income (loss) ..........................$  (246.0)    $  (202.7)   $    83.3    $   (43.3)    $  (286.0)
                                             ===========   ===========  ===========  ===========   ===========

2002 VS. 2001

Premium revenue declined $30.8 million in 2002 primarily as the result of a shift in sales from traditional life products to variable universal life, universal life and annuity products. Insurance and investment product fees increased $17.0 million in 2002. Variable universal life and universal life fees increased $9.4 million and $8.6 million, respectively, due to higher funds under management driven by strong sales of universal life and variable universal life product, particularly in 2001 and 2002. Annuity fees declined $4.8 million as the result of lower funds under management in variable sub-accounts.

The fluctuation in both premiums and insurance and investment product fees reflect our continued emphasis on variable universal life, universal life and annuity product sales, rather than on traditional life product sales.

Investment product fees remained constant compared to 2001. The acquisition of a 60% interest in Kayne
Anderson Rudnick in January 2002 increased investment product fees, but was offset by a corresponding decrease resulting from reductions in other assets under management and changes to fee structures.

Net investment income increased $67.6 million, or 8.0%, in 2002 as compared to 2001, primarily as the result of an increase of invested assets related to the guaranteed interest account portion of our annuity business, principally from the late 2001 and 2002 sales of the Retirement Planners Edge (RPE) variable annuity. Smaller increases in net investment income for variable universal life were offset by a modest decrease in universal life net investment income coupled with lower new money rates, reinvestment rates and asset defaults. Interest spread, or the excess of interest earned on guaranteed interest accounts as compared to interest credited on guaranteed interest accounts, increased by $8.8 million as compared to 2001. Improved interest spread on annuity guaranteed interest accounts is the result of a $1.2 billion increase in guaranteed interest account balances at December 31, 2002 as compared to December 31, 2001, offset by lower new money rates and the investment of related assets in short term, more liquid instruments. We experienced a decline in interest spread in the second half of 2002 as further described in the General Account section of the Management's
Discussion and Analysis. The yield on average invested assets, excluding venture capital partnerships, was 6.6%
for the year 2002, compared to 7.3% for the year 2001.

The increase in realized investment losses was primarily due to higher credit related losses in the telecommunications industry and collateralized debt obligation holdings. The majority of these losses were in the closed block.

The increase in policy benefits of $29.4 million, or 2.1%, in 2002 as compared to 2001 is primarily due to a
$48.2 million increase in interest credited on the guaranteed interest accounts portion of our annuity business, primarily from late 2001 and 2002 sales of RPE (see General Account section of Management's
Discussion & Analysis). In addition, expense related to minimum death benefit guarantees on certain of our variable annuity products increased $8.7 million during 2002 as the result of an increase in net minimum death benefit exposure from $5.8 million at December 31, 2001 to $234.9 million at December 31, 2002. $176.6 million of this exposure increase was the result of the third-quarter acquisition of a block of annuity business from
Valley Forge Life Insurance Company, with the remaining increase in exposure resulting from the impact of the overall decline in equity markets on fund balances.

The increase in policyholder dividends was primarily due to the growth of our policyholder dividend obligation resulting from favorable mortality and persistency experience.

The decrease in policy acquisition cost amortization was primarily due to favorable mortality and persistency experience on life products, offset by a $13.5 million acceleration of deferred acquisition cost expense related to our annuity business in the third quarter of 2002. This offset resulted from a revision of our long-term market return assumption for annuities from 8% to 7% and an impairment charge related to the recoverability of our deferred acquisition cost asset related to our variable annuities business. The Valley
Forge block we acquired at the beginning of the quarter, which experienced significant declines in assets due to equity market declines, accounts for $4.5 million of this acceleration. Deferred policy acquisition costs for individual participating life insurance policies are amortized in proportion to estimated gross margins.
The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e.
lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. In the first quarter of 2002, we revised the assumptions on traditional life products used in the development of estimated gross margins to reflect favorable experience and, as a result, the amortization cost expense decreased.

The decrease in intangible asset amortization was due to our adoption of a new standard on goodwill and intangible assets with indefinite lives which requires that, upon adoption, amortization cease for goodwill and intangible assets with indefinite lives. See Note 4 to our consolidated financial statements for more information.

As a result of adopting the new standard on goodwill and intangible assets with indefinite lives, an impairment charge of $66.3 million was recorded during the third quarter as discussed further in Note 4 to our consolidated financial statements.

Interest expense increased during the current year due to higher levels of indebtedness in 2002 than in 2001.

The decrease in other operating expenses was due mostly to lower non-recurring charges and Corporate and Other segment expenses. This decrease was partially offset by increases in Life and Annuity and Investment Management segment expenses. Life and Annuity expenses were higher due primarily to pension costs, slightly higher compensation and increased corporate overhead absorption. Investment Management expenses were higher due to the expenses of an acquired company, Kayne Anderson Rudnick. We acquired a majority interest in Kayne Anderson
Rudnick on January 29, 2002, as further described in Note 4 to our consolidated financial statements.

Our 2002 effective income tax benefit rate of 35.5% differed from the statutory U.S. federal income tax benefit rate of 35% as a result of the tax benefits associated with tax advantaged investment income (low income housing tax credits, non-taxable dividend and interest income) and the recovery of amounts related to an IRS settlement, offset by the tax on nondeductible goodwill impairment charges. In 2001, the effective income tax benefit rate of 44.9% differed from the statutory income tax benefit rate of 35% as a result of the non-deductible demutualization expenses offset by the tax benefits associated with tax advantaged investment income and the elimination of the surplus tax liability.

The increase in minority interest expense was the result of our January 2002 acquisition of a majority interest in Kayne Anderson Rudnick.

In 2002, we adopted the new accounting standard related to the accounting for goodwill and other intangible assets resulting in a $130.3 million cumulative effect of accounting change, as further described in Notes 1 and 4 to our consolidated financial statements.

2001 VS. 2000

The decrease in premiums in 2001 was primarily due to whole life premiums, which decreased $24.8 million, reflecting the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a $4.0 million decrease from the runoff of the Confederation Life whole life business.

The decrease in insurance and investment product fees in 2001 was due to the following: Investment Management fees decreased $66.3 million primarily as a result of decreases in average assets under management, partially due to negative investment performance and our sale of PXP's Cleveland operations in 2000. Corporate and Other fees decreased $15.5 million primarily due to lower fees resulting from our decision to exit our physician practice management business in the third quarter of 2000. These decreases were slightly offset by the increases in fees in Life and Annuity of $1.1 million primarily as a result of increased sales of variable universal life products.

Net investment income decreased 26% in 2001 primarily due to the decrease in Venture Capital net investment income of $361.8 million resulting from equity market performance in the technology sector, which produced favorable returns in 2000, but suffered significant declines during 2001. During the first quarter of 2001, we changed our method of applying the equity method of accounting to our venture capital partnerships to eliminate the quarterly reporting lag (see "Venture Capital Segment" and Note 5 to our consolidated financial statements.) Corporate and Other net investment income decreased $29.2 million, primarily the result of the sale of assets to fund the purchase of the PXP minority interest in January 2001, partially offset by the earnings on the IPO proceeds. These decreases were also partially offset by increases in Life and Annuity net investment income of $99.5 million due to higher average invested assets. Average invested assets, excluding venture capital partnerships, were $13 billion in December 2001, an increase of $1.3 billion from $11.7 billion in

December 2000. The yield on average invested assets, excluding venture capital partnerships, was 7.3% for the year 2001, compared to 7.5% for the year 2000.

The decrease in net realized gains in 2001 was due primarily to credit-related realized losses of $78.8 million, mostly attributable to the impairment of Enron and related entities, Argentine issuers, Global
Crossing Ltd. and several collateralized debt obligations. Also in 2001, a $4.7 million loss was recorded due to a subsequent price adjustment on the 2000 sale of our Cleveland office. In 2000, we recorded non-recurring gains of $130.2 million on the sale of common stock. Offsetting these were non-recurring interest-related losses on debt securities of $33.8 million.

In 2001, the increase in policyholder dividends was primarily due to higher dividend payments on participating whole life policies and an increase of $10.7 million in the policyholder dividend obligation because of favorable mortality and persistency in the closed block.

The decrease in policy acquisition cost amortization in 2001 was primarily a result of a one-time adjustment to deferred policy acquisition costs of $218.2 million in our participating block in 2000.

The increase in intangible asset amortization in 2001 was primarily due to the increase in Investment
Management amortization. This increase in amortization resulted from our purchase of the PXP minority interest in 2001, our acquisition of a 75% interest in Walnut in 2001 and our payment of $50.0 million in 2000 related to the Roger Engemann and Associates, Inc., or Engemann, acquisition.

The increase in other operating expenses in 2001 was primarily due to an increase of $100.7 million in non-recurring items, including expenses of $84.9 million related to the acquisition of the PXP minority interest and of $23.8 million related to an early retirement program. This increase was partially offset by the decrease in Corporate and Other segment expenses of $57.9 million related to decreases of $23.3 million in compensation and related expenses, decreases of $14.1 million in special charitable contributions given in 2000 and our decision to exit our physician practice management business in the third quarter of 2000. Investment
Management other operating expenses also decreased $10.4 million primarily as a result of reduced incentive compensation for certain subsidiaries that, in accordance with their respective operating agreements, receive compensation directly related to earnings or revenues, which declined as a result of investment performance.

Income taxes applicable to continuing operations in 2001 decreased 276% from 2000. This change reflects a tax benefit from operating losses for the year end 2001, compared to a tax expense on operating gains for the year end 2000. The effective tax rate increased to 44.9% for the year ended December 31, 2001 compared to a nominal tax rate of 35%, primarily due to the elimination of the surplus tax liability.

The decrease in minority interest in net income of subsidiaries in 2001 was due to our purchase of the PXP minority interest in 2001.

In 2001, we adopted new accounting standards related to the accounting for derivative instruments and securitized financial instruments as further described in Notes 1, 5 and 14 to our consolidated financial statements.

In 2001, we also changed our accounting for venture capital partnerships to remove the lag in reporting their operating results and we recorded the effect of this change as a charge to earnings as further described in
Notes 1 and 5 to our consolidated financial statements.

Effects of Inflation

For the years 2002, 2001 and 2000, we do not believe inflation had a material effect on our consolidated results of operations, except insofar as inflation may have affected interest rates.

Results of Operations by Segment

We evaluate segment performance on the basis of segment operating income. Realized investment gains and some non-recurring items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains are often subject to our discretion. The non-recurring items are removed from segment after-tax operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment-operating income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Also, all interest expense is included in the Corporate and other segment, as well as several smaller subsidiaries and investment activities, which do not meet the thresholds of reportable segments. These include international operations and the run-off of our group pension and guaranteed investment contract businesses.

The criteria used to identify a non-recurring item and to determine whether to exclude it from segment operating income include: whether the item is infrequent and is material to the segment's operating income; or
if it results from a business restructuring, or from a change in the regulatory environment, or relates to other unusual circumstances (e.g., litigation). We include information on non-recurring items allocated to our operating segments in their respective notes for information only. Non-recurring items excluded from segment operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Segment operating income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital (RBC) for our insurance products. We used 300% RBC levels for 2002 and 250% RBC levels prior thereto. Capital within our Life Companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Investment
Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

The following table presents a reconciliation of segment after-tax operating income (loss) to consolidated income (loss) from continuing operations for the years ended December 31, 2002, 2001 and 2000 (in millions).

                                                      42

                                                                        2002         2001         2000
                                                                   ------------  ------------  ------------
SEGMENT OPERATING INCOME:

Life and Annuity.................................................  $     51.0    $     51.6    $     13.2
Investment Management............................................       (54.0)         (5.8)         35.6
Venture Capital..................................................       (38.6)        (54.9)        180.2
Corporate and Other..............................................       (20.1)        (19.3)        (29.8)
                                                                   ------------  ------------  ------------
Total segment after-tax operating income (loss)..................       (61.7)        (28.4)        199.2
                                                                   ------------  ------------  ------------

ADJUSTMENTS:

Net realized investment gains (losses)...........................       (39.3)        (43.0)         62.0
Deferred policy acquisition costs adjustment (1) .................        15.1          --          (141.8)
Early retirement pension adjustment (2) ..........................        --           (15.5)         --
Pension adjustment (3) ...........................................        --             2.9          --
Demutualization expense (4) ......................................        (1.3)        (23.9)        (14.1)
Mutual life surplus tax (5) ......................................        --            21.0         (10.4)
Portfolio gain (6) ...............................................        --            --             3.1
Loss on sublease transaction (7) .................................        --            --             (.7)
Partnership gains (8) ............................................        --             2.4          --
Expenses of purchase of PXP minority interest (9) ................        --           (52.8)          (.7)
Litigation settlement (10) .......................................        --            --            (1.8)
Management restructuring charge (11) .............................       (28.5)         --            --
                                                                   ------------  ------------  ------------
Total after-tax adjustments......................................       (54.0)       (108.9)       (104.4)
                                                                   ------------  ------------  ------------
Income (loss) from continuing operations.........................  $   (115.7)   $   (137.3)   $     94.8
                                                                   ============  ============  ============

(1)  The 2002 adjustment relates primarily to a revision of the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a non-recurring decrease in deferred policy acquisition cost amortization of $22.1 million ($14.4 million after income taxes). In 2000, an increase to deferred policy acquisition costs amortization resulting from a change in estimated future investment earnings due to a reallocation of assets supporting the participating life policies.
(2)  In 2001, we offered special early retirement programs that enhanced the retirement benefits of employees who accepted the offer.
(3)  Reduction in pension plan cost due to a change in the corridor used to amortize deferred gains and losses.
     (4) Represents non-recurring expenses related to the demutualization.
(5)  As a mutual life insurance company, Phoenix Life was subject, in the periods indicated, to a surplus tax limiting the ability of mutual insurance companies to deduct the full amount of policyholder dividends from taxable income. Phoenix Life was not and will not be subject to such a surplus tax for 2001 and future years, as a result of its demutualization in June 2001. Re-estimation of the surplus tax liability for prior years at September 30, 2001, resulted in the elimination of the liability.
(6)  Related to insurance recovery for reimbursements made to two mutual fund investment portfolios in 2000.
(7)  Represents one-time expenses related to sublease transactions on certain office space.
(8)  Represents gains related to distributions from PXP partnership investments.
(9)  Represents expenses related to the purchase of the PXP minority interest including: PXP's accrual of non-recurring compensation expenses of $57.0 million to cash out stock options, $5.5 million of related compensation costs, non-recurring retention costs of $19.7 million, and non-recurring transaction costs of
     $3.9 million. Income taxes of $33.3 million were calculated using an effective tax rate of 38.8%.
(10) Represents a charge related to a litigation settlement with former clients of PXP and its former financial consulting subsidiary.
(11) Represents costs related primarily to organizational, employment-related and work force reduction costs.

Life and Annuity Segment

The following table and discussion presents summary financial data relating to Life and Annuity for the years ended December 31, 2002, 2001 and 2000 (in millions).

                                                                                             Changes
                                                                                     ------------------------
                                                 2002        2001          2000       2002 / 01    2001 / 00
                                             -----------  -----------   -----------  -----------  -----------
Results of Operations
Premiums.................................... $ 1,081.9    $ 1,112.7     $ 1,147.4    $   (30.8)   $   (34.7)
Insurance and investment product fees.......     316.2        303.8         302.7         12.4          1.1
Net investment income.......................     947.6        890.9         791.4         56.7         99.5
                                             -----------  -----------   -----------  -----------  -----------
Total segment revenues......................   2,345.7      2,307.4       2,241.5         38.3         65.9
                                             -----------  -----------   -----------  -----------  -----------
Policy benefits, including policyholder
  dividends.................................   1,867.6      1,812.6       1,775.8         55.0         36.8
Policy acquisition cost amortization........      88.5        122.5         148.5        (34.0)       (26.0)
Intangible asset amortization...............      --            0.4           0.9         (0.4)        (0.5)
Other operating expenses....................     310.3        292.1         295.9         18.2         (3.8)
                                             -----------  -----------   -----------  -----------  -----------
Total segment benefits and expenses.........   2,266.4      2,227.6       2,221.1         38.8          6.5
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income before income
  taxes and minority interest...............      79.3         79.8          20.4         (0.5)        59.4
Allocated income taxes......................      27.7         27.9           7.2         (0.2)        20.7
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income before minority
  interest..................................      51.6         51.9          13.2         (0.3)        38.7
Minority interest in segment operating
  income....................................       0.6          0.3          --            0.3          0.3
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income.................... $    51.0    $    51.6     $    13.2    $    (0.6)   $    38.4
                                             ===========  ===========   ===========  ===========  ===========

2002 vs. 2001

Premium revenue declined $30.8 million, or 2.8%, in 2002 as compared to 2001 primarily as the result of a shift in sales from traditional life products to variable universal life, universal life and annuity products.
Insurance and investment product fees increased $12.4 million, or 4.1% in 2002 as compared to 2001. Variable universal life and universal life fees increased $9.4 million and $8.6 million, respectively, due to higher funds under management driven by strong sales of universal life and variable universal life product, particularly in 2001 and 2002. Annuity fees declined $4.8 million as the result of lower funds under management in variable sub-accounts.

Net investment income increased $56.7 million, or 6.4%, in 2002 as compared to 2001, primarily as the result of an increase of invested assets related to the guaranteed interest account portion of our annuity business, principally from the late 2001 and 2002 sales of the Retirement Planners Edge (RPE) variable annuity. Smaller increases in net investment income for variable universal life were offset by a modest decrease in universal life net investment income coupled with lower new money rates, reinvestment rates and asset defaults. Interest spread, or the excess of interest earned on guaranteed interest accounts as compared to interest credited on guaranteed interest accounts, increased by $8.8 million as compared to 2001. Improved interest spread on annuity guaranteed interest accounts is the result of a $1.2 billion increase in guaranteed interest account balances at December 31, 2002 as compared to December 31, 2001, offset by lower new money rates and the investment of related assets in short term, more liquid instruments. We experienced a decline in interest spread in the second half of 2002 as further described in the General Account section of the Management's
Discussion and Analysis.

The increase in policy benefits and dividends of $55.0 million, or 3.0%, in 2002 as compared to 2001 is primarily due to a $48.2 million increase in interest credited on the guaranteed interest accounts portion of our annuity business, mostly from late 2001 and 2002 sales of RPE (see General Account section of Management's
Discussion & Analysis). Our policyholder dividend obligation decreased by $4.6 million as a result of realized losses partially offset by continuing favorable mortality and persistency experience. In addition, expense related

to minimum death benefit guarantees on certain of our variable annuity products increased $8.7 million during
2002 as the result of an increase in net minimum death benefit exposure from $5.8 million at December 31, 2001 to $234.9 million at December 31, 2002. $176.6 million of this exposure increase was the result of the third-quarter acquisition of a block of annuity business from Valley Forge Life Insurance Company, with the remaining increase in exposure resulting from the impact of the overall decline in equity markets on fund balances.

The decrease in policy acquisition cost amortization was primarily due to favorable mortality and persistency experience on life products, offset by a $13.5 million acceleration of deferred acquisition cost expense related to our annuity business in the third quarter of 2002. This offset resulted from a revision of our long-term market return assumption for annuities from 8% to 7% and an impairment charge related to the recoverability of our deferred acquisition cost asset related to our variable annuities business. The Valley
Forge block we acquired at the beginning of the quarter, which experienced significant declines in assets due to equity market declines, accounts for $4.5 million of this acceleration. Deferred policy acquisition costs for individual participating life insurance policies are amortized in proportion to estimated gross margins.
The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e.
lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. In the first quarter of 2002, we revised the assumptions on traditional life products used in the development of estimated gross margins to reflect favorable experience and, as a result, the amortization cost expense decreased.

The increase in other operating expenses was primarily due to higher benefit costs, mainly pension-related costs. The segment also experienced slightly higher compensation expense and corporate overhead absorption costs.

Minority interest expense relates to our 67% owned subsidiary, PFG Holdings.

2001 vs. 2000

The decrease in premiums in 2001 was primarily due to whole life premiums, which decreased $24.8 million. The decline reflects the shift to variable products, for which revenues are recognized through insurance and investment product fees. There was also a decrease from the run-off of the Confederation Life whole life business.

The increase in net investment income during 2001 was primarily the result of higher average invested assets.

The decrease in policy acquisition cost amortization in 2001 was primarily due to a one-time adjustment to deferred acquisition costs in 2000 of $218.2 million in our participating block. Whole life amortization expenses declined $25.5 million in 2000 mostly because of lower deferred acquisition expenses caused by decreased sales volume and $8.0 million related to the runoff of the Confederation Life whole life business.

See Note 3 to our consolidated financial statements for more information.

Investment Management Segment

The following table and discussion presents summary financial data relating to Investment Management for the years 2002, 2001 and 2000 (in millions).

                                                                                             Changes
                                                                                     ------------------------
                                                 2002        2001          2000       2002 / 01    2001 / 00
                                             -----------  -----------   -----------  -----------  -----------
Results of Operations
Investment product fees..................... $   258.1    $   258.1     $   324.4    $    --      $   (66.3)
Net investment income.......................      10.9         10.1          12.3          0.8         (2.2)
                                             -----------  -----------   -----------  -----------  -----------
Total segment revenues......................     269.0        268.2         336.7          0.8        (68.5)
                                             -----------  -----------   -----------  -----------  -----------
Intangible asset amortization...............      32.5         49.0          31.8        (16.5)        17.2
Intangible asset impairments................      66.3         --            --           66.3         --
Other operating expenses....................     218.3        212.5         222.9          5.8        (10.4)
                                             -----------  -----------   -----------  -----------  -----------
Total segment expenses......................     317.1        261.5         254.7         55.6          6.8
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income before income
  taxes and minority interest...............     (48.1)         6.7          82.0        (54.8)       (75.3)
Allocated income taxes (benefit)............      (6.0)         5.6          35.4        (11.6)       (29.8)
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income before minority
  interest..................................     (42.1)         1.1          46.6        (43.2)       (45.5)
Minority interest in segment operating
  income ...................................      11.9          6.9          11.0          5.0         (4.1)
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income (loss)............. $   (54.0)   $    (5.8)    $    35.6    $   (48.2)   $   (41.4)
                                             ===========  ===========   ===========  ===========  ===========

2002 vs. 2001

Investment product fees remained constant compared to 2001. The acquisition of a 60% interest in Kayne Anderson
Rudnick in January 2002 increased investment product fees by $41.2 million. A corresponding decrease resulted from reductions in other assets under management and changes to fee structures. Excluding Kayne Anderson
Rudnick, total average assets under management decreased by $4.6 billion. Average assets under management for the private client line of business, excluding Kayne Anderson Rudnick, decreased $5.1 billion, decreasing investment product fees by $34.1 million. Although assets under management for the institutional line of business increased by $0.5 billion, a change in the Phoenix general account fee structure effective July 1,
2001 contributed primarily to a $6.9 million decrease in institutional investment product fees. At December 31,
2002, Investment Management had $54.0 billion in assets under management, an increase of $1.9 billion, or 4%, from December 31, 2001. This increase consisted of $7.7 billion from the acquisition of Kayne Anderson Rudnick, net asset inflows of $0.2 billion, including the issuance of a $1.0 billion CDO in August 2002, and $1.8 billion of increased annuity deposits in our Phoenix general account offset, in part, by a decrease of $7.9 billion resulting from investment performance.

Sales of private client products in 2002 were $5.8 billion, including $3.1 billion from Kayne Anderson Rudnick, an increase of 27% from the same period in 2001, and redemptions from existing accounts were $5.5 billion, including $0.9 billion from Kayne Anderson Rudnick, an increase of 3% from the same period in 2001. Sales of institutional accounts in 2002 were $4.4 billion, including $0.3 billion from Kayne Anderson Rudnick, a decrease of 12% from the same period in 2001, and lost accounts and withdrawals from existing accounts were
$4.5 billion, including $0.3 billion from Kayne Anderson Rudnick, an increase of 19% from the same period in
2001.

The decrease in intangible asset amortization was primarily due to the elimination of approximately $20.7 million of amortization on goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142.
Additional intangible amortization of $4.2 million in 2002 compared to 2001 resulted from the acquisition of our interest in Kayne Anderson Rudnick.

Intangible asset impairments is the result of a $66.3 million impairment of goodwill taken in the third quarter of 2002.

The increase in other operating expenses in 2002 was primarily due to $24.6 million from Kayne Anderson
Rudnick, for the eleven months of 2002. This increase was offset, in part, by an $8.9 million decrease in compensation expense of which $7.6 million related to incentive compensation. Other operating expense decreased
$9.9 million primarily related to reductions in consulting, professional, and travel charges.

The increase in minority interest in net income of subsidiaries in 2002 was due primarily to our purchase of
Kayne Anderson Rudnick.

2001 vs. 2000

The decrease in investment product fees in 2001 was primarily the result of decreases in average assets under management. Average assets under management for the private client line of business decreased $8.5 billion.
Average assets under management for the institutional line of business decreased $1.4 billion. Our sale of
PXP's Cleveland operations in 2000 accounted for approximately $1.7 billion of the decrease in average institutional assets under management. At December 31, 2001, Investment Management had $52.1 billion in assets under management, a decrease of $4.5 billion, or 8%, from December 31, 2000. This decrease consisted of a $7.3 billion decrease due to investment performance, offset, in part, by net asset inflows of $0.5 billion, a $0.8 billion increase as a result of our IPO, a $0.6 billion increase in deposits to the Phoenix general account, and increases of $0.7 billion and $0.1 billion resulting from the acquisition of a 75% interest in Walnut and a
65% interest in Capital West in 2001.

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

The increase in intangible asset amortization was due to the payment of $50.0 million in 2000 for the Engemann acquisition and our acquisition of an interest in Walnut in 2001.

The decrease in other operating expenses in 2001 was primarily the result of reduced incentive compensation for certain subsidiaries that, in accordance with their respective operating agreements, receive compensation directly related to earnings or revenues, which have declined as a result of investment performance.

The decrease in minority interest in net income of subsidiaries in 2001 was due primarily to our purchase of the PXP minority interest in 2001.

See Note 4 to our consolidated financial statements for more information.

Venture Capital Segment

Our investments in Venture Capital are primarily in the form of limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital. We record our investments in venture capital partnerships in accordance with the equity method of accounting. (See Venture Capital Partnerships in the Critical Accounting Policies section of the Management's Discussion & Analysis.) Venture capital is an investment of the general account of our life insurance subsidiary.

In the first quarter of 2001, we recorded a charge of $48.8 million (net of income taxes of $26.3 million)
representing the cumulative effect of our venture capital partnership accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

In February 2003, we reached an agreement to sell a 50% interest in certain of our venture capital partnerships to an outside party and transfer the remaining 50% interest to our closed block. The carrying value of the partnerships being sold and transferred totaled $53.5 million after realizing a loss of $5.1 million in 2002 to reflect the proceeds being received. The unfunded commitments of the partnerships being sold and transferred totaled $28.1 million; the outside party and the closed block will each fund half of these commitments. The partnerships will constitute less than 0.5% of the assets of the closed block after they are transferred.

The following table and discussion presents summary financial data relating to Venture Capital for the years
2002, 2001 and 2000 (in millions).

                                                                                             Changes
                                                                                     ------------------------
                                                 2002         2001          2000      2002 / 01    2001 / 00
                                             -----------  -----------   -----------  -----------  -----------

Net realized gains (losses) on partnership
  cash and stock distributions.............. $    (4.7)   $    17.8     $   223.3    $   (22.5)   $  (205.5)
Partnership operating expenses..............      (7.4)        (6.4)         (7.7)        (1.0)         1.3
Net unrealized gains (losses) on partnership
  investments...............................     (47.2)       (95.9)         61.7         48.7       (157.6)
                                             -----------  -----------   -----------  -----------  -----------
Segment net investment income (loss)........     (59.3)       (84.5)        277.3         25.2       (361.8)
Income tax expense (benefit)................     (20.7)       (29.6)         97.1          8.9       (126.7)
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income (loss)............. $   (38.6)   $   (54.9)    $   180.2    $    16.3    $  (235.1)
                                             ===========  ===========   ===========  ===========  ===========

2002 vs. 2001

The reduction in net investment loss in 2002 was primarily due to a reduced impact of industry sector indices on lower partnership holdings balances in 2002 compared to 2001. The loss in 2002 was primarily driven by stock market performance, most notably in technology and related sectors.

2001 vs. 2000

The decrease in net investment income was primarily driven by stock market performance in technology and related sectors, which produced very favorable returns in 2000 but suffered significant declines during 2001.

See Note 5 to our consolidated financial statements for more information regarding our Venture Capital segment.

Corporate and Other Segment

The following table and discussion presents summary financial data relating to Corporate and Other for the years 2002, 2001 and 2000 (in millions).

                                                                                              Changes
                                                                                     ------------------------
                                                 2002         2001          2000      2002 / 01    2001 / 00
                                             -----------  -----------   -----------  -----------  -----------

Interest expense...........................  $  (31.4)    $  (27.3)     $  (32.7)    $   (4.1)    $    5.4
Other expenses, net........................     (18.4)       (15.9)        (37.7)        (2.5)        21.8
                                             -----------  -----------   -----------  -----------  -----------
Corporate and Other segment pre-tax
  operating income (loss)..................     (49.8)       (43.2)        (70.4)         (6.6)        27.2
Income tax expense (benefit)...............     (29.7)       (23.9)        (40.6)         (5.8)        16.7
                                             -----------  -----------   -----------  -----------  -----------
Segment operating income (loss)............  $  (20.1)    $  (19.3)     $  (29.8)    $    (0.8)   $    10.5
                                             ===========  ===========   ===========  ===========  ===========

2002 vs. 2001

Interest expense increased due to higher levels of indebtedness in 2002 than in 2001.

The increase in other expenses, net is due to a decrease in net investment income caused mainly by a decrease in invested assets in 2002, including a re-allocation of assets to the Life and Annuity segment which was effective January 1, 2002. The decrease was partially offset by our equity in increased earnings of unconsolidated affiliates, including HRH, in 2002. This was further offset by a decrease in other operating expense was due primarily to our exit from our physician practice management business during 2001 and lower unallocated corporate expenses in 2002. We also experienced modestly higher technology-related costs allocated to this segment.

2001 vs. 2000

The decrease in interest expense in 2001 was due to a decrease in corporate borrowings.

The decrease in other expenses, net was primarily due to lower operating expenses of $62.1 million offset by lower investment income of $28.1 million and lower fee income of $15.5 million. The decrease in other operating expenses in 2001 was primarily due to decreases of $23.3 million in compensation and related expenses, $14.1 million of special charitable contributions made in 2000, which were not repeated in 2001, and the effect of our decision to exit our physician practice management business in the third quarter of 2000.

General Account

The invested assets in the Life Companies' general accounts are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers. Our Investment Management professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the specific liability or liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

See Note 8 to our consolidated financial statements for more information.

Asset/liability and Risk Management

Our primary investment objective is to maximize after-tax investment return within defined risk parameters. Our primary sources of investment risk are:

         •  credit risk, which relates to the uncertainty associated with the ongoing ability of an obligor to make timely payments of principal and interest;
         •  interest rate risk, which relates to the market price and cash flow variability associated with changes in market interest rates; and
         •  equity risk, which relates to the volatility of prices for equity and equity-like investments.

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

We offer a variety of variable and fixed annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Our major sources of revenues from separate account variable annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. Our major source of profit from fixed annuities and general account variable annuities is from the interest rate spread, or the excess of investment income earned over interest credited to guaranteed interest accounts.

In 2000, we began selling Retirement Planners Edge (RPE), a no-load variable annuity. Commissions on these sales were 1% to 1.25% per year depending on the distribution outlet. RPE was designed to attract contributions into variable sub-accounts on which we earn mortality and expense fees. During the second half of 2002, as planners and their clients sought refuge from stock market volatility and as interest rates dropped to historically low levels, policyholders allocated their deposits to general account guaranteed interest accounts carrying the regulatory required minimum crediting rate of 3%. In September 2002, we stopped accepting applications for RPE, although existing policyholders have the right to make subsequent deposits up to a maximum of $1 million per contract.

Amounts held by our policyholders in variable annuity guaranteed interest accounts, or GIAs, including RPE and fixed annuities, as of year-end 2002 and 2001 follow (in millions):

Policyholder Deposit Funds                                               2002             2001
--------------------------                                             --------------   --------------

Retirement Planners Edge GIAs..........................................  $  1,345.6       $    369.9
Other variable annuity GIAs............................................       810.6            585.1
                                                                       --------------   --------------
Variable annuity GIAs..................................................     2,156.2            955.0
Fixed annuities........................................................       509.1             56.6
                                                                       --------------   --------------
Total variable annuity GIAS and fixed annuities........................  $  2,665.3       $  1,011.6
                                                                       ==============   ==============

As interest rates declined during the second half of 2002, we experienced reduced interest spreads on RPE guaranteed interest account liabilities as we invested related cash inflows in shorter-term, lower yielding, primarily publicly traded, investment-grade debt securities to correspond with what we believe to be short duration liabilities. To the extent short-term interest rates remain below the regulatory required minimum crediting rate of 3%, we expect to continue to experience spread compression on our variable guaranteed investment account annuity liabilities, particularly on the RPE guaranteed investment account fund balances. In addition, we anticipate that, to the extent RPE guaranteed interest account balances do not lapse or transfer to variable sub-accounts, spread compression and additional commission payments on RPE fund balances will result in losses on our RPE variable annuity during the next 12 to 24 months.

We also manage interest rate risk by emphasizing the purchase of securities that feature prepayment restrictions and call protection. Our product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. In addition, we selectively apply derivative instruments, primarily interest rate swaps, to reduce the interest rate risk inherent in our portfolios. These derivatives are transacted with highly rated counterparties and monitored for effectiveness on an ongoing basis. We use derivatives exclusively for hedging purposes.

We manage equity risk, as well as credit risk, through industry and issuer diversification and asset allocation. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment-grade rated issuer exposure.

For further information about our management of interest rate risk and equity risk, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative
Information About Market Risk."

Debt and Equity Securities

Our debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2002, debt securities with a carrying value of $11,841.4 million represented 75%
of total investments. Public debt securities represented 76% of total debt securities, with the remaining 24%
represented by private debt securities.

Each year, the majority of our net cash flows are invested in investment grade debt securities. However, we maintain a portfolio allocation between 6% and 10% of debt securities in below investment grade rated bonds.
Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly if a major economic downturn occurs. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the "BB" rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experience lower defaults compared to B or

CCC rated bonds. As of December 31, 2002, our total below investment grade securities totaled $1,069.0 million, or 9% of our total debt security portfolio. Of that amount, $785.7 million, or 7% of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater) totaled $283.3 million, or 2% of our total debt security portfolio.

Our debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

The following table presents the SVO ratings for our debt security portfolio as of December 31, 2002 and 2001
(in millions), along with an equivalent Standard & Poor's, or S&P, rating agency designation. The majority of our bonds are investment grade, with 91% invested in Categories 1 and 2 securities as of December 31, 2002.

Debt Securities by Credit Quality

                              Total Debt Securities     Public Debt Securities     Private Debt Securities
  SVO       S&P Equivalent   -----------------------   ------------------------   -------------------------
 Rating      Designation        2002          2001        2002          2001        2002             2001
--------   ----------------  ----------    ---------   ---------      ---------   ---------       ---------

   1       AAA/AA/A          $ 7,960.9     $ 6,104.5   $ 6,549.8      $ 4,984.5   $ 1,411.1       $ 1,120.0
   2       BBB                 2,811.5       2,686.7     1,767.1        1,667.9     1,044.4         1,018.8
                             ----------    ---------   ---------      ---------   ---------       ---------
    Total investment grade    10,772.4       8,791.2     8,316.9        6,652.4     2,455.5         2,138.8
   3      BB                     785.7         581.6       577.4          452.9       208.3           128.7
   4      B                      105.4         173.0        82.2          150.4        23.2            22.6
   5      CCC and lower          118.5          38.6        53.3           18.0        65.2            20.6
   6      In or near default      59.4          23.3        25.4           19.8        34.0             3.5
                             ----------     ---------  ---------      ---------   ---------       ---------
    Total debt securities    $11,841.4     $ 9,607.7   $ 9,055.2      $ 7,293.5   $ 2,786.2       $ 2,314.2
                             ==========    =========   =========      =========   =========       =========

The following tables present our debt security portfolio by investment type as of December 31, 2002 (in millions), along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                       Gross        Gross         Net
                                             Fair                    Unrealized   Unrealized   Unrealized
Type of Debt Security by Type                Value          Cost       Gains        Losses    Gains (Losses)
-----------------------------            -------------- ------------ ----------- ------------ --------------

U.S. government and agency..............  $    461.6    $    431.3       $ 30.5   $    (0.2)    $     30.3
State and political subdivision.........       534.7         481.9         53.1        (0.3)          52.8
Foreign government......................       183.9         168.4         20.2        (4.7)          15.5
Corporate...............................     5,432.5       5,081.0        442.8       (91.3)         351.5
Mortgage-backed.........................     3,099.9       2,901.9        198.5        (0.5)         198.0
Other asset-backed......................     2,128.8       2,122.1         85.0       (78.3)           6.7
                                         -------------- ------------ ----------- ------------ --------------
Total debt securities...................  $ 11,841.4    $ 11,186.6     $  830.1   $  (175.3)    $    654.8
                                         ============== ============ =========== ============ ==============
Outside of the closed block:
   Unrealized gains.....................    $4,831.1      $4,553.1     $  278.0   $    --       $    278.0
   Unrealized losses....................       592.3         693.7         --        (101.4)        (101.4)
                                         -------------- ------------ ----------- ------------ --------------
   Total outside the closed block.......     5,423.4       5,246.8        278.0      (101.4)         176.6
                                         -------------- ------------ ----------- ------------ --------------
Closed block:
   Unrealized gains.....................     5,907.2       5,355.1        552.1        --            552.1
   Unrealized losses....................       510.8         584.7         --         (73.9)         (73.9)
                                         -------------- ------------ ----------- ------------ --------------
   Total closed block...................     6,418.0       5,939.8        552.1       (73.9)         478.2
                                         -------------- ------------ ----------- ------------ --------------
Total debt securities................... $ 11,841.4       $11,186.6  $    830.1   $  (175.3)    $    654.8
                                         ============== ============ =========== ============ ==============

                                                                          Credit Quality
                                                  -----------------------------------------------------------
                                                         Investment Grade             Below Investment Grade
                                                  -----------------------------  ----------------------------
Type of Debt Security by Type and Credit Quality   Fair Value          Cost       Fair Value         Cost
------------------------------------------------  ------------     ------------  ------------    ------------

U.S. government and agency........................  $   461.6        $   431.3     $    --         $    --
State and political subdivision...................      534.7            481.9          --              --
Foreign government................................       60.8             52.0         123.1           116.4
Corporate.........................................    4,729.2          4,347.9         703.2           733.1
Mortgage-backed...................................    3,013.6          2,826.8          86.3            75.1
Other asset-backed................................    1,972.5          1,955.6         156.4           166.5
                                                  ------------      -----------  ------------    ------------
Total debt securities.............................  $10,772.4        $10,095.5     $ 1,069.0       $ 1,091.1
                                                  ============      ===========  ============    ============

Percentage of total debt securities...............        91%              90%            9%             10%
                                                  ============      ===========  ============    ============

Investment Grade Debt Securities (Fair Value)                  Total           AAA/AA/A            BBB
---------------------------------------------             ---------------  ---------------   ---------------

U.S. government and agency................................  $     461.6      $     461.6       $       -
State and political subdivision...........................        534.7            522.6              12.1
Foreign government........................................         60.8             27.6              33.2
Corporate.................................................      4,729.2          2,437.5           2,291.7
Mortgage-backed...........................................      3,013.6          2,794.7             218.9
Other asset-backed........................................      1,972.5          1,716.9             255.6
                                                          ---------------  ---------------   ---------------
Total debt securities.....................................  $  10,772.4      $   7,960.9       $   2,811.5
                                                          ===============  ===============   ===============

Percentage of total debt securities.......................         91%              67%               24%
                                                          ===============  ===============   ===============

Below Investment Grade Debt Securities
--------------------------------------                                                 CC or       In or Near
(Fair Value)                                     Total          BB           B         Lower         Default
------------                                 ------------  -----------  -----------  -----------  ------------

Foreign government..........................  $    123.1    $   120.3    $     2.8    $    --       $    --
Corporate...................................       703.3        513.1         87.1         63.1         40.0
Mortgage-backed.............................        86.3         83.8          2.2           .3           --
Other asset-backed..........................       156.3         68.5         13.3         55.1         19.4
                                             ------------  -----------  -----------  -----------  ------------
Total debt securities.......................  $  1,069.0    $   785.7    $   105.4    $   118.5     $   59.4
                                             ============  ===========  ===========  ===========  ============

Percentage of total debt securities.........         9%             7%           1%           1%         --%
                                             ============  ===========  ===========  ===========  ============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment philosophy has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2002 in our debt securities portfolio are banking (3%), financial services (2%), leasing/rental (2%), grocery (2%) and electric utilities (2%).

Our corporate bond exposure to recently troubled industries including telecommunication equipment, telephone utilities, airlines, and media, publishing and broadcasting comprise less than 4% of the debt securities portfolio. In addition, within the asset-backed securities sector our exposure to securitized aircraft receivable securities comprises approximately 1.5% of the debt securities portfolio, with less than one third of that exposure rated below investment grade.

The following table presents certain information with respect to realized investment losses (in millions).
Losses from "other than temporary impairment" charges are reported separately. These impairment charges were determined based on our assessment of factors to be enumerated below, as they pertain to the individual securities determined to be other than temporarily impaired. Sources and types of net realized investment gains
(losses) for the years 2002, 2001 and 2000 follow:

Investment Type                                                             2002          2001         2000
---------------                                                          -----------  -----------  -----------

Debt securities.......................................................   $  (122.9)   $   (72.6)   $    (7.5)
Equity securities.....................................................        (9.8)        --           --
Mortgage loans........................................................        (0.6)        (6.1)        (1.8)
Real estate...........................................................        --           --           (6.1)
Venture capital partnerships..........................................        (5.1)        --           --
Other invested assets.................................................       (22.0)        (3.7)        --
                                                                         -----------  -----------  -----------
Impairment losses.....................................................       (160.4)       (82.4)       (15.4)
                                                                         -----------  -----------  -----------
Debt securities.......................................................        48.4         21.7        (46.9)
Equity securities.....................................................         2.1         (8.8)       146.8
Mortgage loans........................................................         0.2          7.1          4.8
Real estate...........................................................         4.0         (2.5)         1.8
Other invested assets.................................................        (1.9)        (7.5)        (1.9)
                                                                         -----------  -----------  -----------
Net transaction gains.................................................        52.8         10.0        104.6
                                                                         -----------  -----------  -----------
Net realized investment gains (losses)................................   $  (107.6)   $   (72.4)   $    89.2
                                                                         ===========  ===========  ===========

Net realized investment gains (losses)................................   $  (107.6)   $   (72.4)   $    89.2
                                                                         -----------  -----------  -----------
Closed block applicable policyholder dividend obligation (reduction)..       (40.3)       (15.4)        --
Applicable deferred acquisition costs (benefit).......................        (7.2)        10.5        (10.7)
Applicable deferred income taxes (benefit)............................       (20.8)       (24.5)        32.9
                                                                         -----------  -----------  -----------
Offsets to realized investment gains (losses).........................       (68.3)       (29.4)        22.2
                                                                         -----------  -----------  -----------
Net realized investment gains (losses) included in net income.........   $   (39.3)   $   (43.0)   $    67.0
                                                                         ===========  ===========  ===========

Gross and net unrealized gains and losses from debt and equity securities at year-end 2002 follow (in millions):

                                                  Total        Outside Closed Block    Closed Block
                                             -----------------  -------------------- ------------------
                                              Gains    Losses    Gains      Losses    Gains     Losses
                                             -------  --------  -------   ---------  --------  --------
Debt securities............................  $ 830.1  $ (175.3) $ 278.0   $  (101.4) $ 552.1   $  (73.9)
Equity securities..........................    144.4     (15.4)   144.4       (15.4)    --          --
                                             -------  --------  -------   ---------  --------  --------
Total unrealized gains (losses)............    974.5  $ (190.7)   422.4   $  (116.8)   552.1   $  (73.9)
                                             -------  --------  -------   ---------  -------   --------
Net unrealized gains.......................    783.8              305.6                478.2
                                             -------            -------              -------
Applicable policyholder dividend obligation    478.2                 --                478.2
Applicable deferred policy acquisition costs
(credit)...................................    106.5              106.5                 --
Applicable deferred income taxes...........     69.7               69.7                 --
                                             -------            -------              -------
Total offsets to net unrealized gains......    654.4              176.2                478.2
                                             -------             ------              -------
Net unrealized gains.......................  $ 129.4            $ 129.4              $   --
                                             =======            =======              =======

Total net unrealized gains were $783.8 million. Of that amount, $305.6 million was outside the closed block
($129.4 million after applicable deferred policy acquisition costs and deferred income taxes) and $478.2 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period we review all securities for potential recognition of an
"other-than-temporary" impairment. We maintain a watch list for the identification and monitoring of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. As validation of our watch list process, at
December 31, 2002, we reviewed all securities whose amortized cost basis is in excess of carrying value on a continuous basis for durations of zero to six months, six to 12 months, 12 to 24 months and greater than 24 months. This analysis is further broken down as to investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost ("significant unrealized loss") with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that have experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that we consider in making a determination that a security is other than temporarily impaired.

Our assessment of whether an investment by us in a debt or equity security is other than temporarily impaired is primarily based on whether the issuer has:

   •    defaulted on payment obligations;
   •    declared that it will default at a future point outside the current reporting period;
   •    announced a restructure will occur outside the current reporting period;
   •    severe liquidity problems that cannot be resolved;
   •    filed for bankruptcy; and/or
   •    financial condition such that future payments are highly unlikely.

The following tables present certain information with respect to our gross unrealized losses with respect to our investment in debt securities outside of the closed block and in the closed block, as of December 31, 2002
(in millions, except number of positions). We separately present the information in the following tables between that applicable to outside the closed block and that applicable to the closed block as we believe it is unlikely that there would be any effect on our net income related to the realization of the closed block unrealized investment losses due to the sufficiency of the policyholder dividend obligation liability in the closed block. See Note 7 to our consolidated financial statements presented elsewhere in this Form 10-K.
Applicable deferred policy acquisition costs and income taxes, which are excluded from these tables, would further reduce the effect on our net income.

Gross unrealized losses on debt securities outside of the closed block at December 31, 2002 by duration of unrealized loss and by credit quality follow (in millions, except number of positions):

                                                          0 - 6         6 - 12       12 - 24       Over 24
                                              Total       Months        Months       Months        Months
                                           -----------  -----------   -----------  -----------  -----------
Total debt securities:
Number of positions.......................     170          101            16           35           18
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................  $  592.3     $  333.7      $   45.3     $  130.4     $   82.9
Total amortized cost......................     693.7        385.4          52.5        160.5         95.3
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................  $ (101.4)    $  (51.7)     $   (7.2)    $  (30.1)    $  (12.4)
                                           ===========  ===========   ===========  ===========  ===========

Investment grade debt securities:
Number of positions.......................     119           79            10           18           12
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................  $  458.9     $  281.9      $   30.6     $   78.1     $   68.3
Total amortized cost......................     520.3        316.7          33.0         92.5         78.1
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................  $  (61.4)    $  (34.8)     $   (2.4)    $  (14.4)    $   (9.8)
                                           ===========  ===========   ===========  ===========  ===========

Below investment grade debt securities:
Number of positions.......................      51           22             6           17            6
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................  $  133.4     $   51.8      $   14.7     $   52.3     $   14.6
Total amortized cost......................     173.4         68.7          19.5         68.0         17.2
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................  $  (40.0)    $  (16.9)     $   (4.8)    $  (15.7)    $   (2.6)
                                           ===========  ===========   ===========  ===========  ===========

For below investment grade debt securities outside the closed block at December 31, 2002, 17 securities have had gross unrealized losses greater than 20% of cost continuously for the durations that follow (in millions, except number of positions):

                                                          0 - 6         6 - 12       12 - 24       Over 24
                                              Total       Months        Months       Months        Months
                                           -----------  -----------   -----------  -----------  -----------
Number of positions.......................      17           15             0            1            1
                                           -----------  -----------   -----------  -----------  -----------
Total fair Value..........................  $   29.0     $   27.4      $   --       $    1.6     $   --
Total amortized Cost......................      61.4         53.4          --            8.0         --
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................  $  (32.4)    $  (26.0)     $   --       $   (6.4)    $   --
                                           ===========  ===========   ===========  ===========  ===========

As indicated in the above tables, there were 30 investment grade debt security positions held outside the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 (12 of which have been in an unrealized loss position for more than 24 months). The aggregate unrealized loss relating to these positions was $24.2 million as of that date ($9.8 million of which relate to holdings in an unrealized loss position for more than 24 months). None of the 30 investment grade debt securities held outside the closed block were considered to be other than temporarily impaired as of December 31, 2002. Six individual public issues aggregated $19.0 million in unrealized losses, all of which continue to, and in our opinion, are expected to continue to perform to their original contractual terms as of December 31, 2002. One security acquired before 2000 is a AAA-rated security structured to receive coupon payments indexed to the performance of the S&P 500. The security has declined in fair value due to the drop in the S&P 500 index but is defeased with U.S. treasury strips. One security acquired in 1998 is a AAA-rated interest-only security that has declined in fair value due to the drop in interest rates. Two securities are A-rated bank issues that have declined in fair value due to an increase in required credit spreads for these securities. One security is an
A2/AA- rated issue that has declined in fair value due to the default of the servicer of the pool of manufactured housing loans that are collateral for the transaction. One security is collateralized by oil receivables and has declined in fair value due to a recently ended strike by oil workers in Venezuela. The remaining 24 investment grade debt securities held outside the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 have

$5.2 million in unrealized losses. Each of the remaining 24 securities have unrealized losses less than $0.8 million. These securities represent holdings in collateralized bond obligations, mortgage-backed securities, asset-backed securities as well as holdings in the energy, banking, and transportation sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets, as well as the energy sector. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other than temporarily impaired. Finally, as of December 31,
2002, we have the ability and intent to hold these securities until their value has fully recovered.

There were 23 below-investment grade debt security positions held outside the closed block that have been in an unrealized loss position for more than 12 months as of December 31, (six of the previously mentioned securities have been in an unrealized position for more than 24 months). The aggregate gross pre-tax unrealized loss relating to these 23 positions was $18.3 million ($6.8 million after offsets for applicable deferred acquisition costs and taxes). $2.6 million ($0.9 million after offsets) of these unrealized losses have been in an unrealized loss position for more than 24 months. Two of the previously mentioned 23 securities with unrealized losses of $6.4 million ($2.6 million after offsets) had unrealized losses greater than 20% of cost continuously for greater than 12 months. None of the 23 previously mentioned securities held outside the closed block were considered to be other-than-temporarily impaired as of December 31, 2002. Of the 23 below-investment grade securities, six individual publicly-traded issues comprised approximately $14.5 million of the gross unrealized loss ($5.3 million after offsets), all of which continue to and, in our opinion, are expected to continue to perform as to their original contractual terms. Two of these holdings are in collateralized airline pass-through certificates, three are in energy sector issues, and one holding is a Latin American-related finance investment. The remaining 17 below investment grade debt securities held outside the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 have $3.8 million in unrealized losses ($1.5 million after offsets). Each of the remaining 17 holdings has gross unrealized losses less than $0.8 million. These securities represent holdings in airline pass-through certificates and in the energy, telecommunications and retail sectors. We believe that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets as well as the airline, energy and Latin American sectors. In addition, our analysis of the issuers'
financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other than temporarily impaired. Finally, as of December 31, 2002, we have the ability and intent to hold these securities until their value has fully recovered.

Gross unrealized losses on debt securities in the closed block at December 31, 2002 by duration of unrealized loss and by credit quality follow (in millions, except number of positions):

                                                          0 - 6         6 - 12       12 - 24       Over 24
                                              Total       Months        Months       Months        Months
                                           -----------  -----------   -----------  -----------  -----------
Total debt securities:
Number of positions.......................      121           76            7            36            2
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................   $  510.8     $  289.0     $   31.6      $  179.9     $   10.3
Total amortized cost......................      584.7        305.9         40.7         226.2         11.9
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................   $  (73.9)    $  (16.9)    $   (9.1)     $  (46.3)    $   (1.6)
                                           ===========  ===========   ===========  ===========  ===========

Investment grade debt securities:
Number of positions.......................       77           53            3            20            1
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................   $  320.8     $  188.2     $   13.8      $  111.4     $    7.4
Total amortized cost......................      350.0        193.0         16.5         132.1          8.4
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................   $  (29.2)    $   (4.8)    $   (2.7)     $  (20.7)    $   (1.0)
                                           ===========  ===========   ===========  ===========  ===========

Below investment grade debt securities:
Number of positions.......................       44           23            4            16            1
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................   $  190.0     $  100.8     $   17.8      $   68.5     $    2.9
Total amortized cost......................      234.7        112.9         24.2          94.1          3.5
                                           -----------  -----------   -----------  -----------  -----------
Unrealized loss...........................   $  (44.7)    $  (12.1)    $   (6.4)     $  (25.6)    $   (0.6)
                                           ===========  ===========   ===========  ===========  ===========

For below investment grade debt securities in the closed block at December 31, 2002, 17 securities have had gross unrealized losses greater than 20% of cost continuously for the durations that follow (in millions, except number of positions):

                                                          0 - 6         6 - 12       12 - 24       Over 24
                                              Total       Months        Months       Months        Months
                                           -----------  -----------   -----------  -----------  -----------
Number of positions.......................       17           11            3            3             0
                                           -----------  -----------   -----------  -----------  -----------
Total fair value..........................   $   59.9     $   42.1     $    6.9      $  10.9      $   --
Total amortized cost......................       94.4         65.7         12.9         15.8          --
                                           ----------   -----------   -----------  -----------  -----------
Unrealized loss...........................   $  (34.5)    $  (23.6)    $   (6.0)     $  (4.9)     $   --
                                           ===========  ===========   ===========  ===========  ===========

As indicated in the above tables, there were 21 investment grade debt security positions held in the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 (one of which has been in an unrealized loss position for more than 24 months). The aggregate unrealized loss relating to these positions was $21.7 million as of that date ($1.0 million of which relates to a security in an unrealized loss position for more than 24 months). None of the 21 investment grade securities held in the closed block were considered to be other than temporarily impaired as of December 31, 2002. Nine individual public issues aggregated $18.0 million in unrealized losses, all of which continue to, and in our opinion, are expected to continue to perform to their original contractual terms as of December 31, 2002. One issue is an
A-rated lumber-collateralized holding that has declined in fair value due to a decline in the price of lumber.
Two securities are A-rated bank issues that have declined in fair value due to an increase in required credit spreads for these securities. Four issues are collateralized aircraft financings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft-related investments. One issue is a Latin American energy company that has declined in fair value due to an increase in required credit spreads, while another issue declined in fair value due to an increase in required credit spreads for the underlying issuer. The remaining 12 investment grade debt securities held in the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 have $3.7 million in unrealized losses. Each of the remaining 12 securities has unrealized losses less than $0.8 million. These securities represent holdings in mortgage or asset-backed securities and holdings in airlines other transportation, energy, paper products and banking sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets, as well as the energy sectors. In addition, our analysis of the issuers'
financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other than temporarily impaired. Finally, as of December 31, 2002, we have the ability and intent to hold these securities until their value has fully recovered.

There were 17 below investment grade security positions held in the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 (one of which has been in an unrealized loss position for more than 24 months). The aggregate gross pre-tax unrealized loss relating to these positions was $26.2 million ($0.6 million of which relates to a security in an unrealized loss position for more than 24 months). None of the 17 previously mentioned securities held in the closed block were considered to be other-than-temporarily impaired as of December 31, 2002. Three of these securities with unrealized losses of $4.9 million had unrealized losses greater than 20% of cost continuously for greater than
12 months.

Of the 17 below investment grade positions, ten individual public issues comprise approximately $23.7 million of the gross unrealized loss, all of which continue to and, in our opinion, are expected to continue to perform as to their original contractual terms. One issue is a European media company for which required credit spreads have increased since purchase. One issue is a multi-line insurance company holding that has declined in fair value due to financial losses. One issue is a media company holding whose fair value has declined due to rating downgrades and weakness in the theater market. Two issues are energy/power generation related holdings that have declined in fair value due to downgrades, bankruptcies and weakness in the energy market. One issue is a collateralized airplane lease related holding that has declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft-related investments. One issue is a security that has declined in fair value due to the default of the servicer of the pool of manufactured housing loans that are collateral for the transaction and potential reductions in future cash flows. The remaining seven below investment grade debt securities held in the closed block that have been in an unrealized loss position for more than 12 months as of December 31, 2002 have $2.5 million in unrealized losses. Each of the remaining seven holdings has gross unrealized losses less than $0.8 million. These securities represent holdings in airline pass-through certificates, other asset backed securities, and in the energy and consumer products sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets as well as the airline and energy sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other than temporarily impaired. Finally, as of December 31, 2002, we have the ability and intent to hold these securities until their value has fully recovered.

Gross unrealized losses on equity securities as of December 31, 2002 were as follows (in millions, except number of positions):

                                                          0 - 6         6 - 12       12 - 24       Over 24
                                              Total       Months        Months       Months        Months
                                           -----------  -----------   -----------  -----------  -----------
Total equity securities
Number of positions.......................     216          175             5           29            7
                                           ----------  -----------   -----------  -----------  -----------
Total fair value..........................  $  120.9     $  101.6      $    0.3     $   16.6     $    2.4
Total cost................................     136.3        108.2           0.4         24.9          2.8
                                           ----------  -----------   -----------  -----------  -----------
Unrealized loss...........................  $  (15.4)    $   (6.6)     $   (0.1)    $   (8.3)    $   (0.4)
                                           ==========  ===========   ===========  ===========  ===========

As indicated above, $8.7 million ($5.7 million after income taxes) of our gross unrealized losses in equity securities were continuously in an unrealized loss position for more than 12 months as of December 31, 2002
($0.4 million relates to securities in an unrealized loss position for more than 24 months). $6.8 million ($4.4 million after taxes) of the $8.7 million in unrealized losses relates to two individual holdings representing seed monies invested in mutual fund offerings of our Investment Management operations which, as of December 31,
2002, are long-term holdings of our life insurance subsidiary's general account. Accordingly, we do not consider our investments in these seed monies as being other than temporarily impaired at December 31, 2002.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporarily impaired, we evaluated the factors cited above, which we consider when assessing whether a security is other than temporarily impaired. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other than temporary impairment charges that could have a material affect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including;
interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified. At December 31, 2002, no single non-affiliated issuer constituted more than $7.2 million of our gross unrealized losses.

Aberdeen Asset Management PLC

Our ownership of Aberdeen common stock included 4% of the company's outstanding shares that we purchased in May
2001 for $46.8 million and 18% of its outstanding shares that we purchased between 1996 and 1999 for $62.3 million. The carrying value of our equity investment in Aberdeen was $119.3 million and $103.9 million at
December 31, 2002 and 2001, respectively. The fair value, based on quoted market price of underlying shares, of our equity investment in Aberdeen was $43.6 million and $221.1 million at December 31, 2002 and 2001, respectively. Included in our carrying value of Aberdeen was approximately $49.8 million of goodwill as of
December 31, 2002 related to acquisition of Aberdeen common stock

During the second half of 2002, the value of Aberdeen's publicly traded shares experienced a significant decline due to a general decline in valuations of U.K. asset managers as well as regulatory matters related to the U.K. split-capital trust sector, including Aberdeen's managed funds. In late 2002, Aberdeen announced the results of a strategic review, which concluded with an announcement of a decision to divest itself of a business segment that actively manages property investments and of a conditional agreement to dispose of its rights to manage certain retail funds. Aberdeen anticipates utilizing the related proceeds to paydown existing debt. Subsequent to these transactions, Aberdeen will be an independent asset management group with approximately £15 billion (approximately $24 billion) of assets under management, featuring a diverse range of investment vehicles catering

to some 400,000 investors worldwide. On February 21, 2003, Aberdeen announced the closing of the retail funds transaction, which resulted in proceeds of £86.8 million (or $138.0 million).

We evaluated the carrying value of our equity method investment in Aberdeen for other-than-temporary impairment, considering quantitative and qualitative factors including quoted market price for the underlying securities, the duration carrying value is in excess of fair value and historical and projected earnings and cash flow capacity.

Considerations in our analysis included the following:

   •    the fair value of our equity in Aberdeen was below our carrying value for less than six months as of
        December 31, 2002;
   •    Aberdeen continued to report net income and positive cash flow from operations as of its fiscal year ended September 30, 2002 (last publicly available data);
   •    the retail funds and proposed property management transactions are anticipated to substantially increase the book value of Aberdeen through the monetization of the underlying fair values of the businesses to be disposed;
   •    proceeds from the retail funds and proposed property management dispositions are anticipated to be used to paydown debt, resulting in an improvement of Aberdeen's leverage ratios; and
   •    expense reduction efforts have been implemented to better align Aberdeen's cost structure with revenues from its remaining businesses.

We will continue to evaluate our carrying value in Aberdeen for other than temporary impairment, taking into account Aberdeen's underlying business fundamentals during 2003. A significant deterioration of Aberdeen's underlying business fundamentals, or financial performance, a materially adverse regulatory development related to the split capital trusts, or a prolonged period where our carrying value is in excess of fair value could lead us to determine that an other-than-temporary impairment exists. Should we make such a determination, we would write down the carrying value of our equity investment to fair value as a charge to realized investment losses for the period that we make the determination.

See Notes 4 and 5 to our consolidated financial statements regarding our Aberdeen holdings.

Hilb, Rogal & Hamilton Company

Our investment in HRH, a Virginia-based property and casualty insurance and employee benefit products distributor, includes primarily common stock. See Notes 5 and 6 to our consolidated financial statements for detailed information regarding our investment in HRH.

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

The Phoenix Companies, Inc. (holding company)

PNX's primary uses of liquidity include dividend payments on its common stock, loans or contributions to its subsidiaries, debt servicing and general corporate expenses.

PNX's primary source of liquidity has been from dividends from Phoenix Life. Under New York Insurance Law,
Phoenix Life can pay stockholder dividends to PNX in any calendar year without prior approval from the New York
Superintendent of Insurance (Superintendent) in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life will be able to pay $44.5 million in dividends in 2003 without special permission from the Superintendent. Any amount in excess of this is subject to the discretion of the Superintendent. See Note 15 to our consolidated financial statements for more information on Phoenix Life statutory financial information and regulatory matters.

PNX does not expect to receive dividends from PXP in the near term because we expect that during this time PXP will use a substantial portion of its cash flows from operations to pay contingent consideration from prior acquisitions and to pay down its outstanding debt and meet interest obligations to PNX and to Phoenix Life.

PNX has a 364-day unfunded unsecured senior revolving credit facility, or revolving credit facility, under which it has direct borrowing rights, as do Phoenix Life and PXP with PNX's unconditional guarantee. We expect dividend payments from Phoenix Life, debt servicing from PXP and borrowing capacity under PNX's revolving credit facility to be sufficient to enable PNX to make dividend payments on its common stock, pay its operating expenses, service its outstanding debt, make contributions to its subsidiaries and meet its other obligations if required. See Note 6 to our consolidated financial statements for more information on the revolving credit facility.

See Note 18 to our consolidated financial statements for more information on PNX.

Consolidated Financial Condition

The following table presents selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 for the purpose of discussing significant changes in our consolidated financial condition (in millions):

                                                                                              Changes
                                                                                     ------------------------
                                                 2002         2001          2000      2002 / 01    2001 / 00
                                             -----------  -----------   -----------  -----------  -----------

Assets:
Total investments.........................   $ 15,721.8   $ 13,604.9    $ 11,877.4   $  2,116.9   $  1,727.5
Cash and cash equivalents.................      1,058.5        815.5         720.0        243.0         95.5
Deferred policy acquisition costs.........      1,234.1      1,123.7       1,019.0        110.4        104.7
Goodwill and other intangible assets......        762.0        858.6         582.6        (96.6)       276.0

Liabilities:
Policy liabilities and accruals...........     12,680.0     11,846.4      11,372.6        833.6        473.8
Policyholder deposit funds................      3,395.7      1,515.2         678.4      1,880.5        836.8
Indebtedness..............................        644.3        599.3         425.1         45.0        174.2
Stock purchase contracts..................        147.2         --            --          147.2         --
Other general account liabilities.........        542.9        605.6         473.3        (62.7)       132.3
Minority interest in net assets of
  subsidiaries............................         10.8          8.8         136.9          2.0       (128.1)

2002 vs. 2001

Invested assets and cash and cash equivalents increased $2.1 billion and $243.0 million as of December 31, 2002 when compared to December 31, 2001. The increase in invested assets and cash and cash equivalents was the result of net insurance cash inflows, particularly from the annuity product line. Cash inflows related to the
Retirement Planners Edge guaranteed interest account have been invested in shorter duration investments to correspond with the anticipated duration of the liabilities, resulting in an increase in cash and cash equivalents during 2002. See the General Account section of Management's Discussion and Analysis for more information.

The decrease in goodwill and other intangible assets was primarily due to the adoption of the new standard on goodwill and other intangible assets, which resulted in a before tax cumulative effect of accounting change charge of $141.7 million and a $66.3 million impairment charge. This was offset by $102.1 million of goodwill and other intangible assets recorded pursuant to the acquisition of Kayne Anderson Rudnick. See Note 4 to the consolidated financial statements for a detailed discussion of goodwill and other intangibles and the acquisition of Kayne Anderson Rudnick.

The $110.4 million increase in the deferred policy acquisition cost asset during 2002 is the result of capitalized costs related to 2002 sales in excess of 2002 amortization of prior years costs. See Note 3 to our consolidated financial statements for more information.

The increase in policy liabilities and accruals was due to additional life insurance reserves and a $10.4 million increase in the policyholder dividend obligation. The increase in the policyholder dividend obligation was primarily due to continued favorable mortality. See Note 7 to the consolidated financial statements for more information.

The increase in policyholder deposit funds was the result of increased sales of variable annuity products, primarily Retirement Planners Edge (RPE), and fixed annuity products. See Management's Discussion & Analysis -
General Account for further discussion.

Indebtedness increased during the year as a result of the issuance of equity units during the fourth quarter, most of the proceeds of which was used to pay down our previous bank credit facility. The increase was also due to an increase in the carrying value of fixed rate debt as a result of a fair value hedge. See Notes 6 and 14 to our consolidated financial statements for further discussion on our financing activities and hedging activities, respectively.

Stock purchase contracts represents delivery obligations under stock purchase contracts related to the third quarter HRH transaction. See note 6 to our consolidated financial statements for further information.

2001 vs. 2000

The increase in total investments in 2001 was due to our IPO and debt offering proceeds, growth in our annuity business and the market appreciation recorded on the transfer of Aberdeen and HRH convertible subordinated notes from held-to-maturity to available-for-sale.

The increase in goodwill and other intangible assets in 2001 was primarily due to $297.5 million related to the purchase of the PXP minority interest.

The increase in policy liabilities and accruals in 2001 was primarily due to increased life insurance reserves and the establishment of the policyholder dividend obligation.

The increase in policyholder deposit funds in 2001 was due to an increase in annuity deposits to the guaranteed interest account option during 2001. Annuity deposits increased primarily as a result of successful product launches.

The increase in long-term debt in 2001 was due to our public debt offering during the fourth quarter of 2001.

The decrease in minority interest in net assets of consolidated subsidiaries in 2001 was due to our purchase of the PXP minority interest, which resulted in PXP becoming our wholly-owned subsidiary.

Life Companies

The Life Companies' liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products, the payment of dividends by Phoenix Life to PNX, operating expenses, contributions to subsidiaries and payment of principal and interest on outstanding debt obligations.
Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. The Life Companies also have liabilities arising from the runoff of the remaining group accident and health reinsurance discontinued operations.

Historically, the Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Their principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Additional sources of liquidity to meet unexpected cash outflows are available from the Life Companies'
portfolio of liquid assets. These liquid assets include substantial holdings of U.S. government and agency bonds, short-term investments and marketable debt and equity securities. The cash Phoenix Life received as consideration for the transfer of shares of common stock of PXP and other subsidiaries following the demutualization was a non-recurring source of liquidity. Pursuant to the plan of reorganization, this cash payment was $659.8 million.

Phoenix Life's current sources of liquidity also include a revolving credit facility under which Phoenix Life has direct borrowing rights, subject to our unconditional guarantee (see "Debt Financing"). Since the demutualization, Phoenix Life's access to the cash flows generated by the closed block assets has been restricted to funding the closed block.

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The Life Companies closely monitor their liquidity requirements in order to match cash inflows with expected cash outflows, and employs an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, the Life Companies maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter-term liabilities are matched with investments such as short-term and medium-term fixed maturities.

The following table summarizes the Life Companies' annuity contract reserves and deposit fund liabilities in terms of contractholders' ability to withdraw funds as of December 31, 2002 and 2001 (in millions):

                                 Withdrawal Characteristics of Annuity Contract
                                    Reserves and Deposit Fund Liabilities(1)

                                                                        2002                    2001
                                                             -----------------------   ----------------------
                                                                Amount     Percent        Amount     Percent
                                                             -----------  ----------   -----------  ----------
Not subject to discretionary withdrawal provision...........  $   168.1        3%       $   173.9         3%
Subject to discretionary withdrawal without adjustment(2) ...    2,073.3       35%         1,054.8        21%
Subject to discretionary withdrawal with market value
  Adjustment................................................      649.7       11%           239.1         5%
Subject to discretionary withdrawal at contract value less
  Surrender charge..........................................      701.5       11%           453.3         9%
Subject to discretionary withdrawal at market value.........    2,386.5       40%         3,087.5        62%
                                                             -----------  ----------   -----------  ----------
Total annuity contract reserves and deposit fund liability..  $ 5,979.1      100%       $ 5,008.6       100%
                                                             ===========  ==========   ===========  ==========

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

(2)  The increase in amounts subject to discretionary withdrawal without adjustment has resulted from sales of a short maturity guaranteed rate contract without surrender charges. Assets supporting this product consist of high quality commercial paper and high quality short maturity fixed income instruments. Asset and liability cash flows are monitored on a frequent basis. See General Account section of Management's
     Discussion and Analysis.

Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of the Life Companies' annuity contract reserves and deposit fund liabilities are subject to withdrawals.

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow from the Life Companies an amount generally up to the cash value of their policies at any time. As of December 31, 2002, the Life Companies had approximately $10.7 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. The
Life Companies' amount of policy loans has not changed significantly since 1999. Policy loans at December 31,
2002 were $2.2 billion.

On July 23, 2002, Phoenix Life, through a wholly-owned subsidiary, acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective
July 1, 2002. See Note 3 to our consolidated financial statements for further discussion.

The primary liquidity concerns regarding the Life Companies' cash inflows from its investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. The Life Companies closely monitor and manage these risks.

We believe that the Life Companies' current and anticipated sources of liquidity are adequate to meet their present and anticipated needs.

PXP

PXP's liquidity requirements are primarily to fund operating expenses and pay outstanding debt and interest obligations. PXP also will require liquidity to fund the costs of acquisitions or any contingent payments for previous acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations.
We expect that cash flow from operations will continue to be PXP's principal source of working capital. PXP, together with PNX and Phoenix Life, has entered into a revolving credit facility. Under this facility, PXP has direct borrowing rights, subject to PNX's unconditional guarantee. We believe that PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs. See Note 6 to our consolidated financial statements for further details on our financing activities.

Contractual Obligations and Commercial Commitments

As of December 31, 2002, we had $683.5 million outstanding related to contractual obligations, excluding derivative instruments, and $165.3 million in commercial commitments. The following table presents the fiscal periods in which our contractual obligations and commercial commitments will come due.

                                                                       Payments Due by Fiscal Period
                                                         ------------------------------------------------------

           Contractual Obligations             Total         2003       2004 - 2005   2006 - 2007   Thereafter
           -----------------------         ------------  ------------  ------------  ------------  ------------

Indebtedness(1) ...........................  $    628.7    $     --      $     --      $    175.0    $    453.7
Future Minimum Lease Payments(2) ..........        54.8          15.3          26.3           5.4           7.8
                                           ------------  ------------  ------------  ------------  ------------
Total Contractual Obligations.............  $    683.5    $     15.3    $     26.3    $    180.4    $    461.5
                                           ============  ============  ============  ============  ============

                                                                         Commitment Expiration
                                                         ------------------------------------------------------

           Commercial Commitments             Total         2003       2004 - 2005   2006 - 2007   Thereafter
           -----------------------         ------------  ------------  ------------  ------------  ------------

Standby Letters of Credit(3) ..............  $     10.6    $     10.6    $     --      $     --      $     --
Other Commercial Commitments(4) ...........       154.7           2.9           6.8          12.9         132.1
                                           ------------  ------------  ------------  ------------  ------------
Total Commercial Commitments..............  $    165.3    $     13.5    $      6.8    $     12.9    $    132.1
                                           ============  ============  ============  ============  ============

 (1)  Amounts include principal only. See Note 6 to our consolidated financial statements for more information on our financing activities.
 (2)  See Note 16 to our consolidated financial statements for more information on our lease obligations.
 (3)  All of our standby letters of credit automatically renew on an annual basis.
 (4)  These represent off-balance sheet commitments related to venture capital partnerships. These unfunded commitments can be drawn down by the various private equity funds (which numbered 78 at December 31, 2002)
     as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio over the year
     2002 was $43.0 million, including $11.2 million in the fourth quarter of 2002. The amounts collectively drawn down by the private equity funds in our portfolio over the previous three years were $47.0 million in 2001, $96.9 million in 2000 and $108.5 million in 1999. During that same three-year period, the private equity funds in our portfolio have made cash and stock distributions to us of $63.0 million in 2001,
     $245.0 in 2000 and $101.4 in 1999. Cash and stock distributions to us for the year 2002 were $41.7.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Over the last several years in response to the reduced cost of reinsurance coverage, we increased the amount of individual mortality risk coverage purchased from third party reinsurers. Based on our review of their

financial statements and reputations in the reinsurance marketplace, we believe that these third party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including asset valuation reserve) decreased from $1,373.2 million at December 31, 2001 to $1,008.8 million at December 31, 2002. The principal factors resulting in this decrease include:

•    a $177.7 million decrease in carrying value of our common stock holdings in Aberdeen reflecting a decrease in Aberdeen's stock price from 399 pence at December 31, 2001 to 71 pence at December 31, 2002;
•    a $116.1 million increase in an admitted deferred tax asset;
•    a $94.8 million statutory loss from operations principally driven by the growth in our annuity business and the acquisition of a block of variable annuity business from Valley Forge Life Insurance Company for which acquisition costs are immediately expensed under statutory accounting rules;
•    $73.1 million in unrealized losses on other equity securities;
•    $59.4 million in unrealized losses on venture capital partnership investments; and
•    $49.1 million in net realized investment losses.

Effective December 31, 2002, Phoenix Life adopted Statutory Statement of Accounting Practices No. 10, Income
Taxes, or SSAP No. 10, for statutory accounting purposes. Prior to December 31, 2002, New York domiciled insurance companies were precluded from recording deferred tax assets as admitted assets. Recently enacted legislation provides for the admission of deferred tax assets as calculated under SSAP No. 10 effective
December 31, 2002, at which point Phoenix Life recorded a deferred tax asset to the extent that federal income taxes paid in prior years were recoverable through loss carrybacks and to the extent that any additional deferred tax assets were expected to be realized by December 31, 2003. Based upon the results through December
31, 2002, $53.1 million of the total admitted deferred tax asset was attributable to federal income taxes paid in prior years available for recovery through net operating loss carrybacks.

Section 1322 of the New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of December 31, 2002 and 2001, Phoenix Life's total adjusted capital was in excess of each of these
RBC levels. Each of the insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements.
Each of the Life Subsidiaries' RBC was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2002 and 2001.

See Note 15 to our consolidated financial statements regarding the Life Companies' statutory financial information and regulatory matters.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. The largest of these subsidiaries had net capital of approximately $7.0 million. This amount exceeded the regulatory minimum of $0.9 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2.0 to 1. The ratios of aggregate indebtedness to net capital for each of the other broker-dealer subsidiaries were also below the regulatory ratio at December 31,
2002, and their respective net capital each exceeded the applicable regulatory minimum.

Consolidated Cash Flows

The following table presents summary consolidated cash flow data for the years 2002, 2001 and 2000 (in millions):

                                                                     2002          2001          2000
                                                                 ------------  ------------  ------------

Cash from operations..........................................    $    283.7    $    444.1    $    375.1
Cash for discontinued operations..............................         (43.7)        (75.1)       (264.6)
Cash for investing activities.................................      (1,690.7)     (1,927.5)         (1.9)
Cash from investing activities of discontinued operations.....          43.7          77.5         259.5
Cash from financing activities................................       1,650.0       1,576.5          35.2

The decrease in cash provided from operations for 2002 compared to 2001 was primarily due to higher operating expenses, principally policy acquisition costs, and slightly higher benefit payments, offset by lower cash used by discontinued operations. The increase in net cash provided by operating activities of continuing operations in 2001 over 2000 is primarily due to a reduction in income tax payments in 2001, refunds in 2001 of income taxes paid in prior years, offset by higher non-recurring expenses due to the purchase of the PXP minority interest and lower insurance and investment product fees. The increase in net cash used for operating activities of discontinued operations for 2000 as compared to 2001 resulted primarily from the payment of cash settlements in 2000 associated with the runoff of our group accident and health reinsurance block and from the remaining operating activities of our discontinued operations.

The decrease in cash used for investing activities for 2002 compared to 2001 is due primarily to higher acquisition costs of subsidiary purchases in 2001. The increase in net cash used for investing activities for
2001 was primarily due to the IPO proceeds and a portion of the debt proceeds, offset by expenses related to purchase of the PXP minority interest in January 2001. The increase in net cash provided by investing activities of discontinued operations for 2000 as compared to 2001 was primarily due to proceeds from the sale of our group life and health operations.

The increase in cash from financing for 2002 compared to 2001 is due to proceeds from the equity units and stock purchase contract transactions, plus increases in policyholder deposit fund receipts. This was offset by the proceeds from our IPO and debt offering in 2001. The increase in net cash provided by financing activities in 2001 compared to 2000 was due to our IPO and common stock issuance, our debt offering and an increase in policyholder deposit funds.

Related Party Transactions

State Farm Mutual Automobile Insurance Company (State Farm) currently owns of record more than 5 percent of our outstanding common stock. In 2002, our subsidiaries paid approximately $10.7 million, as compensation for the sale of our insurance and annuity products, to entities which were either subsidiaries of State Farm or owned by State Farm employees.

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

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through both our insurance operations and our investment activities. Our primary market risk exposure is to changes in interest rates, although we also have exposures to changes in equity prices and foreign currency exchange rates. We also have credit risk in connection with our derivative contracts.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our commitment to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate investments. Our insurance liabilities largely comprise dividend-paying individual whole life and universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are mainly exposed to changes in medium-term and long-term U.S. Treasury rates.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of December 31, 2002, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e. whole life and universal life). Since our insurance products have variable interest rates
(which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The tables below show the interest rate sensitivity of our fixed income financial instruments measured in terms of fair value as of December 31, 2002 (in millions). Given that our asset and liability portfolio durations were well matched for the periods indicated, we would expect market value gains or losses in assets to be largely offset by corresponding changes in liabilities.

                                                                  -100 Basis                      +100 Basis
                                                  Carrying          Point                        Point Change
                                                   Value            Change        Fair Value        Change
                                               --------------   --------------  --------------  --------------

Cash and cash equivalents.....................   $  1,058.5       $  1,059.3      $  1,058.5      $  1,057.7
Available-for-sale debt securities............     11,841.4         12,387.9        11,841.4        11,311.7
Commercial mortgages..........................        468.8            505.5           488.2           471.4
                                               --------------   --------------  --------------  --------------
Totals........................................   $ 13,368.7       $ 13,952.7      $ 13,388.1      $ 12,840.8
                                               ==============   ==============  ==============  ==============

We use derivative financial instruments, primarily interest rate swaps, to manage our residual exposure to fluctuations in interest rates. We enter into derivative contracts only with highly rated financial institutions to reduce counterparty credit risks and diversify counterparty exposure.

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

The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value as of December 31, 2002 (dollars in millions). These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

                                                    Weighted          -100                         +100
                                                     Average          Basis                        Basis
                                     Notional         Term            Point                        Point
                                      Amount         (Years)          Change       Fair Value      Change
                                    ------------   ------------    ------------   ------------   ------------

Interest rate swaps............       $    540.0         11.4        $     38.2     $     25.3     $     12.5
Other..........................            135.0          5.0               1.3            0.9            0.6
                                    ------------                   ------------   ------------   ------------
Totals.........................       $    675.0                     $     39.5     $     26.2     $     13.1
                                    ============                   ============   ============   ============

See Note 14 to our consolidated financial statements for more information on derivative instruments.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $391.2 million in equity securities on our balance sheet as of December 31, 2002. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $39.1 million as of December
31, 2002.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2002, the difference between the guaranteed minimum death benefit and the current account value (the "net amount at risk") for all existing contracts was $234.9 million, including $176.6 million related to our third quarter variable life and annuity business acquisition from Valley Forge Life Insurance Company.

The following analysis represents an estimated sensitivity of our deferred acquisition cost asset and guaranteed minimum death benefit liability to equity market changes, based on their December 31, 2002 carrying values (in millions):

                                                                    -10%                              + 10%
                                                                   Equity          Carrying          Equity
                                                                   Market           Value            Market
                                                               -------------    --------------    -------------

Deferred policy acquisition costs (variable annuities)           $  259.2          $  263.3         $  266.0
Deferred policy acquisition costs (variable universal life)         308.2             309.6            309.8
Guaranteed minimum death benefit liability (variable annuities)      13.1               8.7              7.4

See Note 3 to our consolidated financial statements for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets in 2002 compared to 9% in 2001. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requests. As of December 31, 2002, the projected benefit obligation for our defined benefit plans were in excess of plan assets by $209.3 million.
As of December 31, 2002, we anticipated having minimum funding requirements of $132.0 million through 2007, including $1.7 million in 2003 and $8.6 million in 2004. See Note 10 to our consolidated financial statements for more information on our employee benefit plans.

Foreign Exchange Risks

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated fixed maturity securities and

equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign exchange rate risk for us are the British pound sterling, due to our investments in
Aberdeen and Lombard, and the Argentine Peso, due to our investment in EMCO. During the year ended December 31,
2002, we recorded a foreign currency translation adjustment gain of $17.7 million and a loss of $10.8 million in other comprehensive income related to changes in valuation of the British pound sterling and Argentine peso, respectively.

Item 8.    Financial Statements and Supplementary Data
See Table of Contents.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in the section of our definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange
Act within 120 days after the close of its fiscal year) entitled "The Board of Directors," under the following subsections: "The Audit Committee," "Compensation of Executive Officers," "Compensation of Directors,"
"Compensation Committee Report," and "Performance Graph".

Set forth below is a description of the business positions during at least the past five years for the executive officers of Phoenix:

ROBERT W. FIONDELLA, age 601, has been: Chairman of PNX since 2000 and of Phoenix Life since 1994; Chief
Executive Officer of PNX from 2000 until 2003 and of Phoenix Life from 1994 until 2003; President of Phoenix
Life from 1987 until 2000; Principal Operating Officer of Phoenix Life from 1992 and 1994; and Chief Operating
Officer of Phoenix Life from 1989 until 1992. Mr. Fiondella is also a Director of PXRE Group Ltd. and Hilb,
Rogal & Hamilton Company.

DONA D. YOUNG, age 49, has been: Chief Executive Officer of PNX and Phoenix Life since January 2003; President and a Director of PNX since 2000 and Chief Operating Officer from 2001 until 2003; Director of Phoenix Life since 1998, its President since 2000 and its Chief Operating Officer from 2001 until 2003; Executive Vice
President, Individual Insurance and General Counsel of Phoenix Life from 1994 until 2000; and Senior Vice
President and General Counsel of Phoenix Life from 1989 until 1994. Mrs. Young also serves as a
Director/Trustee of Phoenix Edge Series Fund and as a Director of Sonoco Products Company, Wachovia Corporation
and Foot Locker, Inc.

MICHAEL J. GILOTTI, age 55, has been: Executive Vice President of PNX and Phoenix Life since August 2002, with responsibility for life, annuity and investment management distribution and marketing across all product lines.
He joined Phoenix Life in 1999 as a Vice President and became a Senior Vice President in 2000. From 1994 until
1999, Mr. Gilotti was director of bank and broker/dealer operations at Aetna Financial Services.

MICHAEL E. HAYLON, age 45, has been: Executive Vice President and Chief Investment Officer of PNX and of
Phoenix Life since July 2002. He also serves as President of Phoenix Investment Counsel, Inc., one of the
Company's investment advisors and heads the Company's Alternative Financial Products division. Mr. Haylon was
Executive Vice President, PXP, and President of Phoenix Mutual Counsel, Inc. from 1994 until 2002. He joined
Phoenix Life in 1990, as a Vice President, and became Senior Vice President in 1993.

----------------------------
1 All ages are as of March 1, 2003.

BONNIE J. MALLEY, age 41, has been: Senior Vice President, Corporate Services, of PNX and of Phoenix Life since
August, 2002; Senior Vice President and Chief Accounting Officer from 2001 to 2002; and Vice President and
Chief Accounting Officer from 1995 until 2001. Mrs. Malley joined Phoenix Life in 1985 as a corporate auditor.

TRACY L. RICH, age 51, has been: Executive Vice President, General Counsel and Assistant Secretary of PNX and
Phoenix Life since 2002; Senior Vice President and General Counsel of PNX and Phoenix Life from 2000 to 2002;
and Senior Vice President and Deputy General Counsel of Massachusetts Mutual Life Insurance Company from 1996 until 2000.

COLEMAN D. ROSS, age 59, has been Executive Vice President and Chief Financial Officer of PNX and Phoenix Life
since joining the companies in April 2002. From 2000 until March 2002, he was Executive Vice President and
Chief Financial Officer of Trenwick Group Ltd. Prior to then, he was a partner at PricewaterhouseCoopers, LLP, where he worked for 34 years.

SIMON Y. TAN, age 51, has been: Executive Vice President of PNX and Phoenix Life since 2000; and Senior Vice
President of Phoenix Life from 1994 until 2000. He joined Phoenix Life in 1982 as an actuarial associate.

                                                 Code of Ethics

We have adopted a code of ethics that is applicable to our principal executive officer, principal financial officer and principal accounting officer, as well as to all other company employees. A copy of this code may be reviewed on our web site at PhoenixWealthManagement.com, in the Investor Relations section of the web-site.
(This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on the website, which might be accessible through a hyperlink resulting from this
URL, is not and is not to be part of this report and is not incorporated herein by reference). In the event we ever waive compliance by our principal executive officer, principal financial officer or principal accounting officer with the code, we will disclose the waiver on this website.

Item 11.   Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: "Compensation of Executive Officers," "Compensation of Directors,"
"Compensation Committee Report," and "Performance Graph" of PNX's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, or the Exchange Act, within 120 days after the close of its fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled "Ownership of Common Stock" of PNX's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled "Certain Relationships and Related Transactions" of PNX's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.

Item 14.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
SEC. Based on their review within 90 days prior to the filing of this report, our Chief Executive Officer and
Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on the date hereof, are effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Controls. During the calendar quarter ended on December 31, 2002, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this Form 10-K.

1.       Financial Statements. The financial statements listed in Part II of the Table of Contents to this Form
         10-K are filed as part of this Form 10-K.
2.       Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.
3.       Exhibits. The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits and incorporated herein by reference.

(b)      The following reports on Form 8-K were filed during the last quarter covered by this Form 10-K:

         •  dated December 24, 2002, Item 9 – containing:

            •  a new $100 million 364-Day Unfunded Unsecured Senior Revolving Credit Facility.

         •  dated December 16, 2002, Item 7 – containing:

            •  Underwriting Agreement General Terms and Conditions, dated December 16, 2002, including the
               Pricing Agreement, dated December 16, 2002 (equity units of PNX);
            •  Subordinated Indenture, dated as of December 20, 2002 between PNX and Sun Trust Bank as Trustee;
            •  Supplemental Indenture No. 1, dated as of December 20, 2002, to the Subordinated Indenture filed as Exhibit 4.1 hereto, between PNX and Sun Trust Bank as Trustee;
            •  Purchase Contract Agreement, dated as of December 20, 2002, between PNX and Sun Trust Bank as
               Purchase Contract Agent;
            •  Pledge Agreement, dated as of December 20, 2002, by PNX and Sun Trust Bank as Collateral Agent,
               Custodial Agent, Securities Intermediary and Purchase Contract Agent;
            •  Remarketing Agreement, dated December 20, 2002, by and among PNX, Morgan Stanley & Co.
               Incorporated as Remarketing Agent, and Sun Trust Bank as Purchase Contract Agent.
            •  Opinion of Debevoise & Plimpton.

         •  dated December 16, 2002, Items 5 and 7 – containing:

           •   news release regarding the pricing of an offering of $150 million of equity units;
           •   news release regarding the closing of the offering of $150 million of equity units and actions to lower annualized expenses.

        •   dated December 12, 2002, Item 5 – containing:

           •   lowered debt and financial strength ratings by Moody's Investors Service, potential closed block securitization and expense reductions.

        •   dated November 7, 2002, Items 7 and 9 – containing:

           •   third quarter 2002 results;
           •   the pricing of PNX's offering of 3,150,000 stock purchase contracts to be settled in common shares of HRH.

        •   dated September 30, 2002, Item 5 - containing:

           •   press release dated September 30, 2002;
           •   Retirement and Transition Agreement between Robert W. Fiondella and PNX, September 27, 2002;
           •   Statement of Clarification and Intent between Carl T. Chadburn and PNX, dated August 30, 2002;
           •   General Release by Carl T. Chadburn in favor of PNX dated August 29, 2002;
           •   Election Form for Carl T. Chadburn, dated August 29, 2002;
           •   Deferred Compensation Agreement and Acceptance and Election Form for Carl T. Chadburn, dated
               August 29, 2002;
           •   Statement of Clarification and Intent between Phillip R. McLoughlin and PNX, dated September 4,
               2002;
           •   General Release by Philip R. McLoughlin in favor of PNX, dated September 4, 2002;
           •   Election Form for Philip R. McLoughlin, dated September 3, 2002;
           •   Statement of Clarification and Intent between David W. Searfoss and PNX, dated September 5,
               2002;
           •   General Release by David W. Searfoss in favor of PNX, dated September 5, 2002;
           •   Election Form for David W. Searfoss, dated August 29, 2002;
           •   Deferred Compensation Agreement Election Form for David W. Searfoss, dated August 29, 2002.

We make our periodic and current reports available, free of charge, on our website, at
PhoenixWealthManagement.com, in the Investor Relations section, as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. (This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on the website, which might be accessible through a hyperlink resulting from this URL, is not and is not to be part of this report and is not incorporated by reference).

                                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE PHOENIX COMPANIES, INC.
                                                  (Registrant)

Dated:                March 14, 2003                           /s/Dona D. Young
                                                               ----------------
                                                               Dona D. Young,
                                                               President, Chief Executive Officer,
                                                               and Chairman-elect

Dated:                March 14, 2003                           /s/Coleman D. Ross
                                                               ------------------
                                                               Coleman D. Ross
                                                               Executive Vice President
                                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated
March 14, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Sal H. Alfiero                             /s/John E. Haire
-----------------                             ----------------
Sal H. Alfiero, Director                      John E. Haire, Director

/s/J. Carter Bacot                            /s/Jerry J. Jasinowski
------------------                            ----------------------
J. Carter Bacot, Director                     Jerry J. Jasinowski, Director

/s/Peter C. Browning                          /s/Thomas S. Johnson
--------------------                          --------------------
Peter C. Browning, Director                   Thomas S. Johnson, Director

/s/Arthur P. Byrne                            /s/John W. Johnstone
------------------                            --------------------
Arthur P. Byrne, Director                     John W. Johnstone, Jr., Director

/s/Sanford Cloud                              /s/Marilyn E. LaMarche
----------------                              ----------------------
Sanford Cloud, Jr., Director                  Marilyn E. LaMarche, Director

/s/Richard N. Cooper                          /s/Robert F. Vizza
--------------------                          ------------------
Richard N. Cooper, Director                   Robert F. Vizza, Director

/s/Gordon J. Davis                            /s/Robert G. Wilson
------------------                            -------------------
Gordon J. Davis, Director                     Robert G. Wilson, Director

/s/Robert W. Fiondella                        /s/Dona D. Young
----------------------                        ----------------
Robert W. Fiondella, Director                 Dona D. Young, Chairman-elect

/s/Ann M. Gray
--------------
Ann M. Gray, Director

                                                 Certifications

Chief Executive Officer certification, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, of the Annual
Report on Form 10-K for the year ended December 31, 2002 of The Phoenix Companies, Inc.

I, Dona D. Young, certify that:

1. I have reviewed this annual report on Form 10-K of The Phoenix Companies,Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

   a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

   c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/Dona D. Young
----------------
Dona D. Young
President, Chief Executive Officer and Chairman-elect

Chief Financial Officer certification, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, of the Annual
Report on Form 10-K for the year ended December 31, 2002 of The Phoenix Companies, Inc.

I, Coleman D. Ross, certify that:

1.   I have reviewed this annual report on Form 10-K of The Phoenix Companies, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.   The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/Coleman D. Ross
------------------
Coleman D. Ross
Executive Vice President and Chief Financial Officer

                                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The Phoenix Companies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries (the Company) at December
31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United
States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of
America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and for venture capital partnerships, securitized financial instruments and derivative instruments in 2001.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 5, 2003

                                       THE PHOENIX COMPANIES, INC.
                                        Consolidated Balance Sheet
                                 ($ amounts in millions, except per share data)
                                        December 31, 2002 and 2001

                                                                                 2002             2001
                                                                            ---------------  ---------------

ASSETS:
Available-for-sale debt securities, at fair value.......................      $  11,841.4      $   9,607.7
Equity securities, at fair value........................................            391.2            290.9
Mortgage loans, at unpaid principal balances............................            468.8            535.8
Real estate, at lower of cost or fair value.............................             69.6             83.1
Venture capital partnerships, at equity in net assets...................            228.6            291.7
Affiliate equity and debt securities....................................            187.4            330.6
Policy loans, at unpaid principal balances..............................          2,195.9          2,172.2
Other investments.......................................................            338.9            292.9
                                                                            ---------------  ---------------
Total investments.......................................................         15,721.8         13,604.9
Cash and cash equivalents...............................................          1,058.5            815.5
Accrued investment income...............................................            192.3            203.1
Premiums, accounts and notes receivable.................................            194.9            147.8
Reinsurance recoverable balances........................................             22.4             21.3
Deferred policy acquisition costs.......................................          1,234.1          1,123.7
Deferred income taxes...................................................             41.4              1.8
Goodwill and other intangible assets....................................            762.0            858.6
Net assets of discontinued operations...................................             20.8             20.8
Other general account assets............................................            204.4            168.4
Separate account and investment trust assets............................          5,793.1          5,570.0
                                                                            ---------------  ---------------
Total assets............................................................      $  25,245.7      $  22,535.9
                                                                            ===============  ===============

LIABILITIES:
Policy liabilities and accruals.........................................      $  12,680.0      $  11,846.4
Policyholder deposit funds..............................................          3,395.7          1,515.2
Stock purchase contracts................................................            147.2             --
Indebtedness............................................................            644.3            599.3
Other general account liabilities.......................................            542.9            605.6
Separate account and investment trust liabilities.......................          5,793.1          5,564.9
                                                                            ---------------  ---------------
Total liabilities.......................................................         23,203.2         20,131.4
                                                                            ---------------  ---------------

MINORITY INTEREST:
Minority interest in net assets of subsidiaries.........................             10.8              8.8
                                                                            ---------------  ---------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,374,510 shares issued.................              1.0              1.0
Additional paid-in capital..............................................          2,421.5          2,410.4
Accumulated deficit.....................................................           (292.6)           (30.8)
Accumulated other comprehensive income..................................             97.5             81.1
Treasury stock, at cost: 12,330,000 and 4,458,500 shares................           (195.7)           (66.0)
                                                                            ---------------  ---------------
Total stockholders' equity..............................................          2,031.7          2,395.7
                                                                            ---------------  ---------------
Total liabilities, minority interest and stockholders' equity...........      $  25,245.7      $  22,535.9
                                                                            ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                       THE PHOENIX COMPANIES, INC.
                        Consolidated Statement of Income and Comprehensive Income
                                 ($ amounts in millions, except per share data)
                               Years Ended December 31, 2002, 2001 and 2000

                                                                   2002             2001              2000
                                                              ---------------  ---------------   ---------------

REVENUES:
Premiums..................................................     $   1,081.9      $   1,112.7       $   1,147.4
Insurance and investment product fees.....................           563.4            546.4             631.0
Investment income, net of expenses........................           915.2            847.6           1,141.3
Net realized investment gains (losses)....................          (107.6)           (72.4)             89.2
                                                             ---------------  ---------------   ---------------
Total revenues............................................         2,452.9          2,434.3           3,008.9
                                                             ---------------  ---------------   ---------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends.........         1,436.1          1,406.7           1,409.8
Policyholder dividends....................................           401.8            400.1             378.0
Policy acquisition cost amortization......................            59.2            133.0             356.0
Intangible asset amortization.............................            32.5             49.4              36.9
Intangible asset impairments..............................            66.3             --                --
Interest expense..........................................            31.4             27.3              32.7
Demutualization expenses..................................             1.8             25.9              21.8
Other operating expenses..................................           583.9            628.1             604.5
                                                             ---------------  ---------------   ---------------
Total benefits and expenses...............................         2,613.0          2,670.5           2,839.7
                                                             ---------------  ---------------   ---------------
Income (loss) from continuing operations
  before income taxes and minority interest ..............          (160.1)          (236.2)            169.2
Applicable income taxes (benefit).........................           (56.8)          (106.1)             60.3
                                                             ---------------  ---------------   ---------------
Income (loss) from continuing operations
  before minority interest................................          (103.3)          (130.1)            108.9
Minority interest in net income of subsidiaries...........            12.4              7.2              14.1
                                                             ---------------  ---------------   ---------------
Income (loss) from continuing operations..................          (115.7)          (137.3)             94.8
Income from discontinued operations.......................            --               --                 9.4
Loss on disposal of discontinued operations...............            --               --               (20.9)
                                                             ---------------  ---------------   ---------------
Income (loss) before cumulative effect of
  accounting changes......................................          (115.7)          (137.3)             83.3
Cumulative effect of accounting changes:
Goodwill and other intangible assets......................          (130.3)            --                --
Venture capital partnerships..............................            --              (48.8)             --
Securitized financial instruments.........................            --              (20.5)             --
Derivative instruments....................................            --                3.9              --
                                                             ---------------  ---------------   ---------------
Net income (loss) ........................................     $    (246.0)     $    (202.7)      $      83.3
                                                             ===============  ===============   ===============

BASIC AND DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations..................     $     (1.18)     $     (1.31)      $      0.91
Income (loss) before cumulative effect of accounting
  changes.................................................     $     (1.18)     $     (1.31)      $      0.80
Net income (loss).........................................     $     (2.51)     $     (1.94)      $      0.80
Weighted average common shares outstanding (in thousands).          97,854          104,578           104,578
                                                             ===============  ===============   ===============

COMPREHENSIVE INCOME:
Net income (loss).........................................     $    (246.0)     $    (202.7)      $      83.3
                                                             ---------------  ---------------   ---------------
Net unrealized investment gains (losses)..................            29.2             65.9              (1.3)
Net unrealized derivative instruments gains...............             3.4              5.0              --
Net unrealized foreign currency translation adjustment....             1.2             (1.7)             (4.6)
Minimum pension liability adjustment......................           (17.4)            (8.3)              1.6
                                                             ---------------  ---------------   ---------------
Other comprehensive income (loss).........................            16.4             60.9              (4.3)
                                                             ---------------  ---------------   ---------------
Comprehensive income (loss)...............................     $    (229.6)     $    (141.8)      $      79.0
                                                             ===============  ===============   ===============

The accompanying notes are an integral part of these financial statements

                                       The Phoenix Companies, Inc.
                                   Consolidated Statement of Cash Flows
                                             ($ amounts in millions)
                               Years Ended December 31, 2002, 2001 and 2000

                                                                   2002            2001             2000
                                                               --------------  --------------   --------------

OPERATING ACTIVITIES:
Income (loss) from continuing operations..................      $  (115.7)      $  (137.3)       $    94.8
Net realized investment (gains) losses....................          107.6            72.4            (89.2)
Amortization and depreciation.............................          122.4            70.2             56.8
Investment loss (income)..................................           67.2            97.4           (297.7)
Securitized financial instruments and derivatives.........           --              16.6             --
Deferred income taxes (benefit)...........................          (42.4)          (39.3)           (37.0)
Increase in receivables...................................          (48.1)           (5.3)           (54.0)
Deferred policy acquisition costs (increase) decrease.....         (206.4)          (76.2)           183.2
(Increase) decrease in policy liabilities and accruals....          473.4           469.1            472.8
Other assets and other liabilities net change.............          (74.3)          (23.5)            45.4
                                                              --------------  --------------   --------------
Cash from continuing operations...........................          283.7           444.1            375.1
Discontinued operations, net..............................          (43.7)          (75.1)          (264.6)
                                                              --------------  --------------   --------------
Cash from operating activities............................          240.0           369.0            110.5
                                                              --------------  --------------   --------------

INVESTING ACTIVITIES:
Investment purchases......................................       (4,957.5)       (3,822.0)        (2,110.2)
Investment sales, repayments and maturities...............        3,418.6         2,284.8          2,154.4
Subsidiary purchases......................................         (136.1)         (373.7)           (59.3)
Subsidiary sales..........................................           --              --               14.1
Premises and equipment additions..........................          (15.7)          (16.6)           (21.5)
Premises and equipment dispositions.......................           --              --               20.6
Discontinued operations, net..............................           43.7            77.5            259.5
                                                              --------------  --------------   --------------
Cash (for) from investing activities......................       (1,647.0)       (1,850.0)           257.6
                                                              --------------  --------------   --------------

FINANCING ACTIVITIES
Policyholder deposit fund receipts, net ..................        1,649.6           689.8            140.2
Stock purchase contracts proceeds ........................          133.9            --               --
Equity unit proceeds......................................          149.1            --               --
Other indebtedness proceeds ..............................           --             479.5             50.0
Indebtedness repayments ..................................         (125.1)         (324.7)          (152.4)
Common stock issuance ....................................           --             831.0             --
Common stock repurchases .................................         (131.1)          (64.6)            --
Payments to policyholders in demutualization .............           --             (28.7)            --
Common stock dividends paid...............................          (15.8)           --               --
Minority interest distributions...........................          (10.6)           (5.8)            (5.8)
Other financing activities, net...........................           --              --                3.2
                                                              --------------  --------------   --------------
Cash from financing activities............................        1,650.0         1,576.5             35.2
                                                              --------------  --------------   --------------
Change in cash and cash equivalents.......................          243.0            95.5            403.3
Cash and cash equivalents, beginning of year..............          815.5           720.0            316.7
                                                              --------------  --------------   --------------
Cash and cash equivalents, end of year....................      $ 1,058.5       $   815.5        $   720.0
                                                              ==============  ==============   ==============

The accompanying notes are an integral part of these financial statements.

                                       THE PHOENIX COMPANIES, INC.
                        Consolidated Statement of Changes in Stockholders' Equity
                                 ($ amounts in millions, except per share data)
                               Years Ended December 31, 2002, 2001 and 2000

                                                                  2002             2001             2000
                                                             ---------------  ---------------  ---------------

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Transfer from retained earnings for common shares
  issued in demutualization (56,178,610 shares)...........     $      --        $   1,580.4      $      --
Common shares issued in initial public offering
  (50,195,900 shares).....................................            --              831.0             --
Restricted stock units awarded............................             8.0             --               --
Income tax benefit........................................             5.9             --               --
Present value of future contract adjustment
  payments on equity units................................            (2.8)            --               --

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income (loss).........................................          (246.0)          (202.7)            83.3
Common stock dividends declared ($0.16 per share) ........           (15.8)            --               --
Transfer to common stock and additional paid-in capital
  for common shares issued in demutualization.............            --           (1,580.4)            --
Poicyholder cash payments and policy credits..............            --              (41.5)            --
Equity adjustment for policyholder dividend obligation,
  net.....................................................            --              (30.3)            --
Other equity adjustments..................................            --                3.4              5.9

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss).........................            16.4             60.9             (4.3)

TREASURY STOCK:
Common shares acquired (7,871,500 and 4,458,500 shares)...          (129.7)           (66.0)            --
                                                             ---------------  ---------------  ---------------
Change in stockholders' equity............................          (364.0)           554.8             84.9
Stockholders' equity, beginning of year...................         2,395.7          1,840.9          1,756.0
                                                             ---------------  ---------------  ---------------
Stockholders' equity, end of year.........................     $   2,031.7      $   2,395.7      $   1,840.9
                                                             ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements

                                       THE PHOENIX COMPANIES, INC.
                                Notes to Consolidated Financial Statements
                           ($ amounts in millions, except per share and per unit data)
                               Years Ended December 31, 2002, 2001 and 2000

1. Organization and Operations

Our consolidated financial statements include The Phoenix Companies, Inc. and its subsidiaries. The Phoenix
Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company (Phoenix Life) and Phoenix Investment Partners, Ltd. (PXP).
Significant intercompany accounts and transactions have been eliminated in consolidating these financial statements. Also, we have reclassified amounts for 2001 and 2000 to conform with 2002 presentations.

We have prepared these financial statements in accordance with generally accepted accounting principles (GAAP).
In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of goodwill and other intangible assets, investments in debt and equity securities, venture capital partnerships and affiliates; pension and other postemployment benefits liabilities and accruals for contingent liabilities. Significant accounting policies are presented throughout the notes in italicized type.

In December 1999, we began the process of reorganizing and demutualizing our then principal operating company,
Phoenix Home Life Mutual Insurance Company (Phoenix Home Life). We completed the process in June 2001, when all policyholder membership interests in the mutual company were extinguished and eligible policyholders of the mutual company received 56,178,610 shares of common stock, $28.8 of cash and $12.7 of policy credits as compensation. Phoenix's retained earnings immediately following the demutualization (net of cash payments and policy credits that were charged directly to retained earnings) were reclassified to common stock and additional paid-in capital valued at $1,580.4. To protect the future dividends of these policyholders, we also established a closed block for their existing policies, which we describe in Note 7. Concurrent with the demutualization conversion, we sold common stock of The Phoenix Companies, Inc. to the public and received net proceeds of $831.0.

Accounting changes

At the beginning of 2002, we adopted a new accounting standard for goodwill and other intangible assets and recorded the cumulative effect of the adoption as a charge to earnings. We describe the adoption of this standard further in Note 4. At the beginning of 2001, we adopted a new accounting standard for derivative instruments and recorded the cumulative effect of the adoption as a credit to both earnings and other comprehensive income. We describe the adoption further in Note 14. Also at the beginning of 2001, we changed our accounting for venture capital partnerships to remove the lag in reporting their operating results and recorded the effect of this change as a charge to earnings. Additionally, in the beginning of the second quarter of 2001, we adopted a new accounting pronouncement for securitized financial instruments and recorded the cumulative effect of the adoption as a charge to earnings. We describe these changes further in Note 5.

Unaudited pro forma information on income (loss) from continuing operations for the years 2001 and 2000 assuming retroactive application of the accounting changes for goodwill and other intangibles assets and venture capital partnerships follows:

                                                       F-6

                                                            2001                         2000
                                                ---------------------------  ---------------------------
                                                  Pro forma       Actual       Pro forma      Actual
                                                -------------  ------------  -------------  ------------

Income (loss) from continuing operations......    $  (118.1)    $  (137.3)     $  (92.6)      $  94.8
Income (loss) from continuing operations
  per share (basic and diluted)...............    $   (1.13)    $   (1.31)     $  (0.89)      $  0.91

At year-end 2002, there are newly issued accounting pronouncements that may affect our future accounting for variable interest entities included in our consolidated financial statements (Note 8) and stock-based compensation (Note 10). We describe these pending pronouncements within the notes to which they pertain.

Business combinations

In 2002, we acquired a majority interest in an investment management firm; in 2001, we acquired the minority interest in PXP, and, majority interests in two other investment management firms. Additional information on these acquisitions is included in Note 4. Had these acquisitions been completed at the beginning of 2000, our operating results would have differed. Selected operating information on an unaudited pro forma and an actual basis for the years 2002, 2001 and 2000 follows:

                                                   2002                  2001                    2000
                                          ----------------------  ---------------------   ---------------------
                                          Pro forma     Actual    Pro forma    Actual     Pro forma     Actual
                                          ---------   ---------   ---------   ---------   ---------   ---------

Revenues................................  $ 2,452.9   $ 2,452.9   $ 2,472.8   $ 2,434.3   $ 3,042.3   $ 3,008.9
Income (loss) from continuing operations  $  (115.7)  $  (115.7)  $  (137.9)  $  (137.3)  $    66.4   $    94.8
Income (loss) from continuing operations
  per share (basic and diluted).........  $   (1.18)  $  ($1.18)  $   (1.32)  $   (1.31)  $    0.63   $    0.91

2. Business Segments

We provide wealth management products and services through a variety of select advisors and financial services firms to serve the accumulation, preservation and transfer needs of the affluent and high-net-worth market, businesses and institutions. To serve our target market, we offer a broad range of solutions through a variety of distributors. These products and services are managed within two operating segments - Life and Annuity and
Investment Management. We report our remaining activities in two non-operating segments - Venture Capital and
Corporate and Other.

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable life, term life and annuities. The Investment Management segment includes private client and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds. We provide more information on these operating segments in Notes 3 and 4, respectively.

The Venture Capital segment includes our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments residing in the general account of Phoenix
Life. We provide more information on this segment in Note 5. The Corporate and Other segment includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include international operations and the run-off of our group pension and guaranteed investment contract businesses.

While revenues derived from outside of the United States are not material to our financial statements, we have international investments, the principal ones of which are located in the United Kingdom (Aberdeen Asset
Management PLC, 21.8% owned, Notes 4 and 5) and Luxembourg (Lombard Insurance, 12% owned). Other international investments are in Argentina, Brazil, India, Japan and New Zealand. We have recorded cumulative foreign currency translation gains of $9.8, related to the British pound, and losses of $10.8, related principally to the Argentine peso, which are included as a component of accumulated other comprehensive income at year-end
2002 (Note 11).

We evaluate segment performance on the basis of segment operating income. Realized investment gains and some non-recurring items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains are often subject to our discretion. The non-recurring items are removed from segment after-tax operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income, we believe that segment operating income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business.

The criteria used to identify a non-recurring item and to determine whether to exclude it from segment operating income include: whether the item is infrequent and is material to the segment's operating income; if it results from a business restructuring, from a change in the regulatory environment, or relates to other unusual circumstances (e.g., litigation). We include information on non-recurring items allocated to our operating segments in their respective notes for information only. Non-recurring items excluded from segment operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Segment operating income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

We allocate indebtedness and related interest expense to our Corporate and Other segment. We allocate capital to our Life and Annuity segment based on risk-based capital (RBC) for our insurance products. We used 300% of
RBC levels for 2002 and 250% of RBC prior thereto. Capital within our life insurance companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Investment Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies. Segment information on assets, revenues and operating income (loss) follows:

                                                                                   2002            2001
                                                                               --------------  --------------

Life and Annuity...........................................................      $ 21,533.7      $ 19,061.6
Investment Management .....................................................         1,027.9         1,168.5
                                                                               --------------  --------------
Operating segment assets...................................................        22,561.6        20,230.1
Venture Capital............................................................           227.8           291.7
Corporate and Other........................................................         2,435.5         1,993.3
                                                                               --------------  --------------
Total segment assets.......................................................        25,224.9        22,515.1
Net assets of discontinued operations (Note 13)............................            20.8            20.8
                                                                               --------------  --------------
Total assets...............................................................      $ 25,245.7      $ 22,535.9
                                                                               ==============  ==============

                                                      F-8

                                                                    2002            2001            2000
                                                               --------------  --------------  --------------

Life and Annuity ........................................        $  2,345.7      $  2,307.4      $  2,241.5
Investment Management....................................             269.0           268.2           336.7
Elimination of inter-segment revenues....................             (16.2)          (23.1)          (18.0)
                                                               --------------  --------------  --------------
Operating segment revenues...............................           2,598.5         2,552.5         2,560.2
Venture Capital..........................................             (59.3)          (84.5)          277.3
Corporate and Other......................................              20.9            34.9            77.6
                                                               --------------  --------------  --------------
Total segment revenues...................................           2,560.1         2,502.9         2,915.1
Net realized investment gains (losses)...................            (107.6)          (72.4)           89.2
Other non-recurring revenue items........................               0.4             3.8             4.6
                                                               --------------  --------------  --------------
Total revenues...........................................        $  2,452.9      $  2,434.3      $  3,008.9
                                                               ==============  ==============  ==============

Life and Annuity.........................................        $     78.7      $     79.5      $     20.4
Investment Management....................................             (60.0)           (0.2)           71.0
                                                               --------------  --------------  --------------
Operating segment pre-tax operating income...............              18.7            79.3            91.4
Venture Capital..........................................             (59.3)          (84.5)          277.3
Corporate and Other......................................             (49.8)          (43.2)          (70.4)
                                                               --------------  --------------  --------------
Total segment pre-tax operating income (loss)............             (90.4)          (48.4)          298.3
Applicable income tax expense (benefit)..................             (28.7)          (20.0)           99.1
                                                               --------------  --------------  --------------
Total segment operating income (loss)....................             (61.7)          (28.4)          199.2
Net realized investment gains (losses)...................             (39.3)          (43.0)           62.0
Other non-recurring (losses).............................             (14.7)          (65.9)         (166.4)
                                                               --------------  --------------  --------------
Income (loss) before cumulative effect of accounting
  changes................................................        $   (115.7)     $   (137.3)     $     94.8
                                                               ==============  ==============  ==============

Significant components of Corporate and Other segment pre-tax operating loss follow:

                                                                   2002            2001            2000
                                                               --------------  --------------  --------------

Interest expense (Note 6)................................        $   (31.4)      $   (27.3)      $   (32.7)
Other expenses, net......................................            (18.4)          (15.9)          (37.7)
                                                               --------------  --------------  --------------
Corporate and Other segment pre-tax operating loss.......        $   (49.8)      $   (43.2)      $   (70.4)
                                                               ==============  ==============  ==============

Other non-recurring gains (losses), after income taxes, by segment follow:

                                                                    2002            2001            2000
                                                               --------------  --------------  --------------

Life and Annuity (Note 3)................................        $    15.1       $    --         $  (141.8)
Investment Management (Note 4)...........................             (8.4)          (50.4)           (0.1)
Corporate and Other:
 Management restructuring charges, net of income taxes
 (Note 10)...............................................            (20.1)           --              --
 Early retirement, net of income taxes (Note 10).........             --             (15.5)           --
 Pension adjustment, net of income taxes (Note 10).......             --               2.9            --
 Demutualization expense, net of income taxes (Note 7)...             (1.3)          (23.9)          (14.1)
 Mutual life insurance company equity tax (Note 9).......             --              21.0           (10.4)
                                                               --------------  --------------  --------------
Non-recurring losses.....................................        $   (14.7)      $   (65.9)      $  (166.4)
                                                               ==============  ==============  ==============

3. Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products, including universal life, variable life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Segment information on financial position and results of operations follows:

                                                      F-9

                                                                                 2002            2001
                                                                                --------------  --------------
Financial Position
Investments.................................................................      $ 14,480.0      $ 12,478.0
Cash and cash equivalents...................................................           924.0           392.1
Receivables.................................................................           236.4            80.6
Deferred policy acquisition costs...........................................         1,234.1         1,123.7
Deferred income taxes.......................................................           328.2           103.2
Goodwill and other intangible assets........................................             6.8             7.1
Other general account assets................................................           192.5           107.3
Separate accounts...........................................................         4,131.7         4,769.6
                                                                                --------------  --------------
Total segment assets........................................................        21,533.7        19,061.6
                                                                                --------------  --------------
Policy liabilities and accruals.............................................        12,695.6        11,853.1
Policyholder deposit funds..................................................         3,237.9         1,351.8
Other general account liabilities...........................................           171.0           247.7
Separate accounts...........................................................         4,131.7         4,764.5
Minority interest...........................................................             1.6             1.0
                                                                                --------------  --------------
Total segment liabilities and minority interest.............................        20,237.8        18,218.1
                                                                                --------------  --------------
Segment net assets..........................................................      $  1,295.9      $    843.5
                                                                                ==============  ==============

                                                                      2002            2001            2000
                                                                 -------------  --------------  --------------
Results of Operations
Premiums.....................................................     $  1,081.9      $  1,112.7      $  1,147.4
Insurance and investment product fees........................          316.2           303.8           302.7
Net investment income........................................          947.6           890.9           791.4
                                                                 -------------  --------------  --------------
Total segment revenues.......................................        2,345.7         2,307.4         2,241.5
                                                                 -------------  --------------  --------------
Policy benefits, including policyholder dividends............        1,867.6         1,812.6         1,775.8
Policy acquisition cost amortization.........................           88.5           122.5           148.5
Intangible asset amortization................................           --               0.4             0.9
Other operating expenses.....................................          310.3           292.1           295.9
                                                                 -------------  --------------  --------------
Total segment benefits and expenses..........................        2,266.4         2,227.6         2,221.1
                                                                 -------------  --------------  --------------
Segment operating income before income taxes and minority
  interest...................................................           79.3            79.8            20.4
Allocated income taxes.......................................           27.7            27.9             7.2
                                                                 -------------  --------------  --------------
Segment operating income before minority interest............           51.6            51.9            13.2
Minority interest in segment operating income................            0.6             0.3            --
                                                                 -------------  --------------  --------------
Segment operating income.....................................     $     51.0      $     51.6      $     13.2
                                                                 =============  ==============  ==============

Premium and fee revenue and related expenses

We recognize life insurance premiums, other than premiums for universal life and certain annuity contracts, as premium revenue pro rata over the related contract periods. We match benefits, losses and related expenses with premiums over the related contract periods. Revenues for universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period.
Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, allow us to control exposure to potential losses arising from large risks and provide additional capacity for growth.

We recognize assets and liabilities related to reinsurance ceded contracts on a gross basis. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

Our reinsurance program varies based on the type of risk, for example:

   •   On direct policies, the maximum of individual life insurance retained by us on any one life is $10 for single life and joint first-to-die policies and $12 for joint last-to-die policies, with excess amounts ceded to reinsurers.

   •   We reinsure 80% of the mortality risk on the in-force block of the Confederation Life business we acquired in December 1997.

   •   We entered into two separate reinsurance agreements in October 1998 and July 1999 to reinsure 80% of the mortality risk on a substantial portion of our otherwise retained individual life insurance business.

   •   We reinsure 80% to 90% of the mortality risk on certain new issues of term, universal life, variable universal life and whole life products.

   •   We assume and cede business related to the group accident and health block in run-off. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts.

Additional information on direct business written and reinsurance assumed and ceded for continuing operations for the years 2002, 2001 and 2000 follows:

                                                                   2002             2001             2000
                                                               --------------  ---------------  ---------------

Direct premiums..............................................   $   1,137.4      $   1,176.3      $   1,189.6
Premiums assumed from reinsureds.............................          16.9              0.6             26.7
Premiums ceded to reinsurers.................................         (72.4)           (64.2)           (68.9)
                                                               --------------  ---------------  ---------------
Premiums ....................................................   $   1,081.9      $   1,112.7      $   1,147.4
                                                               ==============  ===============  ===============
Percentage of amount assumed to net premiums.................           1.6%             0.1%             2.3%
                                                               ==============  ===============  ===============

Direct policy benefits incurred..............................   $     420.9      $     385.7      $     373.6
Policy benefits assumed from reinsureds......................          21.2             20.9             14.7
Policy benefits ceded to reinsurers..........................         (50.7)           (55.2)           (27.7)
                                                               --------------  ---------------  ---------------
Policy benefits..............................................   $     391.4      $     351.4      $     360.6
                                                               ==============  ===============  ===============

Direct life insurance in-force...............................   $ 112,842.8      $ 105,517.9      $ 100,086.1
Life insurance in-force assumed from reinsureds..............         440.9             28.1          1,562.9
Life insurance in-force ceded to reinsurers..................     (74,265.8)       (69,127.0)       (64,354.3)
                                                               --------------  ---------------  ---------------
Life insurance in-force......................................   $  39,017.9      $  36,419.0      $  37,294.7
                                                               ==============  ===============  ===============
Percentage of amount assumed to net insurance in-force.......           1.1%             0.1%             4.2%
                                                               ==============  ===============  ===============

Irrevocable letters of credit aggregating $40.6 at year-end 2002 have been arranged with commercial banks in favor of us to collateralize the ceded reserves.

Valley Forge Life Insurance

On July 23, 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance
Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002. The business acquired had a total account value of $557.0 at June 30, 2002. This transaction was effected through a combination of coinsurance and modified coinsurance. The business acquired generated a loss of $17.2 ($11.2 after income taxes) for the year 2002.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with the 1997 acquisition of the Confederation Life business, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs (DAC).

We amortize DAC and PVFP based on the related policy's classification. For individual participating life insurance policies, DAC and PVFP are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions are expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

In the first quarter of 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a non-recurring decrease in deferred policy acquisition cost amortization of $22.1 ($14.4 after income taxes). In the third quarter of 2002, we revised the long-term market return assumption for the variable annuity block of business from 8% to 7%. In addition, at the quarter-end we recorded an impairment charge related to the recoverability of our deferred acquisition cost asset related to the variable annuity business.
The revision in long-term market return assumption and the impairment charge resulted in a $13.5 pre-tax ($8.8 after income taxes) increase in policy acquisition cost amortization expense in the third quarter of 2002.

In the fourth quarter of 2000, we reallocated assets supporting our participating life policies. This asset reallocation resulted from the execution of our wealth management strategy and the resulting significant change in the composition of new life insurance annualized premiums and a review of assets appropriate for the closed block that would be established if we reorganized from a mutual life insurance company to a stock life insurance company in 2001. This reallocation affected the estimated future gross margins used to determine the amortization of DAC for participating policies. Accordingly, the revisions to estimated future gross margins resulted in a non-recurring charge to earnings of $218.2 ($141.8 after income taxes).

The activity in deferred policy acquisition costs for the years 2002, 2001 and 2000 follows:

                                                                    2002             2001            2000
                                                                 -------------   --------------  --------------

Direct acquisition costs deferred excluding acquisitions......    $    217.0       $    206.1      $    172.8
Acquisition costs recognized in Valley Forge Life
  acquisition.................................................          48.5             --              --
Costs amortized to expenses:
 Recurring costs related to operations........................         (88.5)          (122.5)         (148.5)
 (Cost) credit related to realized investment gains or losses.           7.2            (10.5)           10.7
 Non-recurring (cost) or credit for change in actuarial
   assumptions................................................          22.1             --            (218.2)
(Cost) or credit offsets to net unrealized investment gains
 or losses included in other comprehensive income.............         (95.9)            28.5          (116.6)
Equity adjustment for policyholder dividend obligation........          --                3.1            --
                                                                 -------------   --------------  --------------
Change in deferred policy acquisition costs...................         110.4            104.7          (299.8)
Deferred policy acquisition costs, beginning of year..........       1,123.7          1,019.0         1,318.8
                                                                 -------------   --------------  --------------
Deferred policy acquisition costs, end of year................    $  1,234.1       $  1,123.7      $  1,019.0
                                                                 =============   ==============  ==============

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in-force. Future policy benefits for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit-method which is the sum of the account balance, unearned revenue liability and liability for minimum policy benefits. Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder deposit funds are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 3.0% to 6.5% at year-end 2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.6% to 12.3%, less administrative charges.

Fair value of investment contracts

For purposes of fair value disclosures (Note 14), we determine the fair value of guaranteed interest contracts, by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of projected contractual liability payments through final maturity. We valued the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest

credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

Participating life insurance

Participating life insurance in-force was 45.5% and 50.4% of the face value of total individual life insurance in-force at year-end 2002 and 2001, respectively. The premiums on participating life insurance policies were
70.4%, 73.5% and 76.2% of total individual life insurance premiums in 2002, 2001, and 2000, respectively.

Funds under management

Activity in annuity funds under management for the years 2002, 2001 and 2000:

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Deposits...................................................       $  2,258.4      $  1,492.9      $    687.0
Performance................................................           (338.0)         (563.1)         (415.2)
Fees.......................................................            (58.8)          (67.3)          (78.2)
Benefits and surrenders....................................           (777.3)         (516.6)         (633.4)
                                                                --------------  --------------  --------------
Change in funds under management...........................          1,084.3           345.9          (439.8)
Funds under management, beginning of year..................          4,749.1         4,403.2         4,843.0
                                                                --------------  --------------  --------------
Funds under management, end of year........................       $  5,833.4      $  4,749.1      $  4,403.2
                                                                ==============  ==============  ==============

4. Investment Management Segment

We conduct activities in Investment Management largely through our subsidiary, PXP, comprising two lines of business — private client and institutional. Through our private client line of business, we provide investment management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through our institutional line of business, we provide discretionary and non-discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment, insurance and other special purpose funds. In addition, our institutional line of business manages alternative financial products, including structured finance products and closed-end funds. Structured finance products include collateralized debt and bond obligations backed by portfolios of public high yield bonds, emerging markets bonds, commercial mortgage-backed and asset-backed securities or bank loans.

We provide investment management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution and administrative support. Each manager has autonomy with its investment process while we monitor performance and ensure that each manager adheres to its stated investment style. Assets under management were $53,956, $52,090 and $56,593, of which $14,497, $13,823, and $13,072 at year-end 2002, 2001 and 2000, respectively, were life company assets.

We report within our Investment Management our minority investment in Aberdeen Asset Management PLC (Aberdeen), a Scottish investment management company with institutional and retail clients in the United Kingdom, as well as in continental Europe, Asia, Australia and the U.S. We acquired 21.8% of the common stock of Aberdeen in a series of transactions from 1996 through May 2001. Aberdeen is a holding of the Phoenix Life general account.

Segment information on financial position and results of operations follows:

                                                                                    2002            2001
                                                                                --------------  --------------
Financial Position
Aberdeen equity and debt securities (Note 5)................................      $   172.0       $   205.1
Other investments...........................................................            6.3             4.9
Cash and cash equivalents...................................................           55.7            62.5
Receivables.................................................................           31.6            36.9
Goodwill and other intangible assets........................................          740.5           832.3
Other assets................................................................           21.8            26.8
                                                                                --------------  --------------
Total segment assets........................................................        1,027.9         1,168.5
                                                                                --------------  --------------
Other liabilities...........................................................          136.8           336.6
Minority interest...........................................................            9.0             7.6
                                                                                --------------  --------------
Total segment liabilities and minority interest.............................          145.8           344.2
                                                                                --------------  --------------
Segment net assets..........................................................      $   882.1       $   824.3
                                                                                ==============  ==============

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------
Results of Operations
Investment product fees....................................       $   258.1       $   258.1       $   324.4
Net investment income......................................            10.9            10.1            12.3
                                                                --------------  --------------  --------------
Total segment revenues.....................................           269.0           268.2           336.7
                                                                --------------  --------------  --------------
Intangible asset amortization..............................            32.5            49.0            31.8
Intangible asset impairments...............................            66.3            --              --
Other operating expenses...................................           218.3           212.5           222.9
                                                                --------------  --------------  --------------
Total segment expenses.....................................           317.1           261.5           254.7
                                                                --------------  --------------  --------------
Segment operating income (loss) before income taxes
  and minority interest....................................           (48.1)            6.7            82.0
Allocated income taxes (benefit)...........................            (6.0)            5.6            35.4
                                                                --------------  --------------  --------------
Segment operating income before minority interest..........           (42.1)            1.1            46.6
Minority interest in segment operating income .............            11.9             6.9            11.0
                                                                --------------  --------------  --------------
Segment operating income (loss)............................       $   (54.0)      $    (5.8)      $    35.6
                                                                ==============  ==============  ==============

Investment management fees and mutual fund ancillary fees included in investment product fees are recorded as income pro-rata during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management. Investment management fees are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Management fees contingent upon achieving certain levels of performance are recorded when earned.

Mutual fund ancillary fees consist of dealer concessions and underwriting fees, distribution fees, administrative fees, stockholder services agent fees, and accounting fees. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

In 2002, our Investment Management segment incurred non-recurring charges primarily in connection with organizational and employment-related costs of $12.9 ($8.4 after income taxes). In 2001, the segment recorded
$86.1 ($52.8 after income taxes) related to our purchase of the PXP minority interest, including PXP's accrual of non-recurring compensation expenses of $57.0 to cash out restricted stock, $5.5 of related compensation costs, non-recurring retention costs of $19.7 and non-recurring transaction costs of $3.9. These expenses were partially offset by non-recurring income from partnership gains of $2.4 after income taxes. In 2000, the segment incurred a net non-recurring loss of $(0.1), including an insurance recovery on reimbursements made to two mutual funds in a prior year, ($3.1), offset by a loss on a sublease ($0.7), and expenses associated with
PXP, including a litigation settlement ($1.8) and an expense related to the purchase of its minority interest
($0.7).

Business combinations

We acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC (Kayne Anderson and Rudnick)
for $102.4 on January 29, 2002; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we may make a subsequent payment in 2004 based upon growth in management fee revenue for the purchased business through 2003. We are obligated to purchase an additional 15%
interest in the company by 2007. We allocated $0.3 of the purchase price to tangible net assets acquired and
$102.1 to intangible assets ($58.3 to investment management contracts and $43.8 to goodwill). Kayne Anderson
Rudnick's results of operations for the period from January 30, 2002 through year-end 2002 are included in our results of operations for the year 2002. Pro forma information for income and earnings as if Kayne Anderson
Rudnick had been owned at the beginning of 2000 is included in Note 1.

In January 2001, we acquired the 44.9% minority interest in PXP for $339.3. Prior to this acquisition, PXP had been a publicly held company listed on the New York Stock Exchange in which we held a 55.1% interest. In connection with this acquisition, PXP redeemed all of its outstanding convertible subordinated debentures at a cost of $38.2 and recorded non-recurring costs of $86.1, consisting of $57.0 to cash out employee stock options
(Note 10), $5.5 of related compensation costs (Note 10), $19.7 for retention bonuses and $3.9 in transaction costs.

Our purchase price totaled $361.3, which consisted of the purchase of the minority interest for $339.3, the premium paid by PXP to redeem its debentures of $18.8 and our transaction costs of $3.2. We allocated this price to the fair value of the tangible net assets acquired ($137.2), investment management contracts ($179.1, before applicable deferred income taxes of $73.4) and goodwill ($118.4). The weighted average useful life assigned to the investment management contracts was 13.4 years; the useful life assigned to the goodwill was 40 years.

We acquired a 75% interest in Walnut Asset Management, LLC (Walnut) in January 2001 for $7.5. In addition, we acquired a 65% interest in Capital West Asset Management, LLC (Capital West) in November 2001 for $5.5. The pro
forma effect of these acquisitions as if they both had been owned at the beginning of 2000 is not material to our 2001 and 2000 revenues or results of operations. In addition to the initial cost of the Capital West purchase, we may make a subsequent payment in 2005 based on growth in revenue through 2004. We will also purchase an additional ownership interest in Capital West by 2007.

The minority interests in each of our less than wholly-owned investment management subsidiaries are subject to put/call agreements pursuant to which either the minority interest holders or PXP may exercise their respective rights to buy or sell the minority interests on specified future dates. Initial payments made under these put/call agreements are recorded as additional purchase price. To the extent that any additional payments are required, associated with the re-issuance and repurchase of the same interests, the increase in the underlying value of the shares is recorded as compensation expense. We recorded $34.8 additional purchase price in 2002 related to a put/call agreement that exists with one of our majority-owned subsidiaries.

Goodwill and other intangible assets

At the beginning of 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. For purposes of the impairment test, the fair value of the reporting units is based on the sum of: a multiple of revenue, plus the fair value of the units tangible net fixed assets. Prior to 2002, we amortized goodwill principally over forty years and investment management contracts and employment contracts over five to sixteen years and three to seven years, respectively. All amortization expense has been and continues to be calculated on a straight-line basis.

Upon adoption of the new accounting standard, we recorded a before tax cumulative effect charge of $141.7 to reduce the carrying value of goodwill and other intangible assets with indefinite lives to fair value, of which
$131.3 pertained to our Investment Management segment and $10.4 pertained to an international equity investment in our Corporate and Other segment (Note 5). After applicable income tax benefits, the charge reduced earnings by $130.3 or $1.33 per share. In the third quarter of 2002, we performed an impairment test at the Investment
Management segment reporting-unit level and recorded a charge of $66.3 to further reduce the carrying value of goodwill and other intangible assets.

The gross and net carrying amounts of Investment Management segment goodwill and other intangible assets at year-end 2002 and 2001 follow:

                                                          2002                              2001
                                             --------------------------------  --------------------------------
                                                Gross              Net             Gross             Net
                                             --------------   ---------------  ---------------  ---------------

Goodwill..................................    $   429.5         $   375.5        $   562.4        $   508.3
Investment management contracts...........        491.0             364.9            418.9            320.5
Other.....................................          1.5               0.1              4.3              3.5
                                             --------------   ---------------  ---------------  ---------------
Goodwill and other intangible assets......    $   922.0         $   740.5        $   985.6        $   832.3
                                             ==============   ===============  ===============  ===============

Estimated intangible asset amortization for the next five years totals $143.0 as follows: 2003, $32.2; 2004,
$31.9; 2005, $30.4; 2006, $25.0 and 2007, $23.5. Of the $364.9 of net identified intangible assets related to investment management contracts at year-end 2002, $291.7 relates to definite life contracts and $73.2 relates to indefinite life contracts.

Aberdeen Asset Management

Our ownership of Aberdeen common stock includes 4% of their outstanding shares that we purchased in May 2001 for $46.8 and 18% of their outstanding shares that we purchased between 1996 and 1999 for $62.3. Our ownership of Aberdeen convertible debt securities includes two issues: $37.5 in 7% convertible subordinated notes issued in 1996 and $19.0 in 5.875% convertible bonds issued in 2002. The notes mature on March 29, 2003, subject to four six-month extensions at Aberdeen's option with increasing interest rates for each extension. The bonds mature in 2007. The conversion prices for both the notes and the bonds are in excess of Aberdeen's common stock price at year-end 2002. The fair value of our investment in Aberdeen common stock, based on the London Stock
Exchange closing price at year-end 2002 and 2001, was $43.6 and $221.1, respectively. The carrying value of our investment in Aberdeen on the equity method of accounting totaled $119.3 and $103.9 at year-end 2002 and 2001, respectively (Note 5). The difference between our investment and our percentage of Aberdeen's net assets represents goodwill resulting from our acquisition of Aberdeen common stock.

A summary of Aberdeen's financial position on a U.K. GAAP basis of accounting at September 30, 2002 and 2001
(its fiscal year-end, converted to U.S. dollars at 2002 and 2001 exchange rates) and results of its operations and cash flows for each of the three years ending September 30, 2002 converted to U.S. dollars using the 2002,
2001 and 2000 average exchange rates follows:

                                                      F-17

                                                                                    2002            2001
                                                                                --------------  --------------

Financial Position
Cash and cash equivalents.................................................        $    52.5       $    92.6
Other current assets......................................................             95.8           102.0
Goodwill and other intangible assets......................................            657.8           599.0
Other general account assets..............................................             86.5            71.0
Separate account assets...................................................            411.8            82.2
                                                                                --------------  --------------
Total assets..............................................................          1,304.4           946.8
                                                                                --------------  --------------
Indebtedness..............................................................            429.8           338.3
Other general account liabilities.........................................            129.1           204.7
Separate account liabilities..............................................            411.8            82.2
Preferred stockholders' equity............................................             33.3            47.0
                                                                                --------------  --------------
Total liabilities and preferred stockholders' equity......................          1,004.0           672.2
                                                                                --------------  --------------
Net assets applicable to common stockholders..............................        $   300.4       $   274.6
                                                                                ==============  ==============

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Results of Operations
Revenues...................................................       $   289.9       $   264.0       $   179.4
Expenses...................................................           262.8           228.4           126.7
                                                                --------------  --------------  --------------
Income before income taxes.................................            27.1            35.6            52.7
Income taxes...............................................            16.8            13.9            15.2
                                                                --------------  --------------  --------------
Net income.................................................            10.3            21.7            37.5
Preferred stock dividends..................................             1.7             1.8            --
                                                                --------------  --------------  --------------
Net income applicable to common stockholders...............       $     8.6       $    19.9       $    37.5
                                                                ==============  ==============  ==============

Cash Flows
Cash from operating activities.............................       $    20.7       $    35.5       $    65.6
Cash (for) from financing activities.......................            (6.4)          260.6           (16.6)
Cash for investing activities..............................           (53.1)         (293.6)          (37.1)
                                                                --------------  --------------  --------------
Cash flows.................................................       $   (38.8)      $     2.5       $    11.9
                                                                ==============  ==============  ==============

The U.K. investment management industry and the split capital closed-end fund sector in particular have suffered a significant decline in investor confidence and liquidity since September 2001. Aberdeen has acted as a manager of certain of these funds and at its 2002 year-end the funds represented 5% of its assets under management. The U.K. Financial Services Authority has commenced a review of the split capital fund sector, including Aberdeen's managed funds. The U.K. Financial Ombudsman Service has also commenced a related review of one of the funds managed by Aberdeen.

On November 1, 2002, Aberdeen announced the results of a strategic review, which concluded that it should focus on its core strength of active management of equity and fixed income securities. Consistent with the review,
Aberdeen subsequently announced its intentions to divest of a business segment that actively manages property investments and a conditional agreement to dispose of its rights to manage certain retail funds for cash consideration of $138.0.

5. Investing Activities

Debt and equity securities

We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on

similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities). Prior to 2001, we classified private placement debt securities as held-to-maturity and reported them at amortized cost, less any impairment. In connection with our conversion to a public company, in 2001 we reclassified these securities, when their carrying value was
$2,338.8, to available-for-sale and recorded a $162.0 unrealized gain ($83.9 unrealized gain after offsets for applicable deferred policy acquisition costs and deferred income taxes) in other comprehensive income.

Fair value and cost of our debt securities at year-end 2002 and 2001 follow:

                                                           2002                              2001
                                              -------------------------------  --------------------------------
                                               Fair Value          Cost          Fair Value          Cost
                                              --------------  ---------------  ---------------  ---------------

U.S. government and agency................    $      461.6     $      431.3     $      269.2     $      256.0
State and political subdivision...........           534.7            481.9            531.6            508.6
Foreign government........................           183.9            168.4            326.7            293.7
Corporate.................................         5,432.5          5,081.0          4,332.1          4,290.3
Mortgage-backed...........................         3,099.9          2,901.9          2,540.2          2,476.6
Other asset-backed........................         2,128.8          2,122.1          1,607.9          1,648.4
                                              --------------  ---------------  ---------------  ---------------
Debt securities...........................    $   11,841.4     $   11,186.6     $    9,607.7     $    9,473.6
                                              ==============  ===============  ===============  ===============

Amounts applicable to the closed block....    $    6,418.0     $    5,939.8     $    5,739.5     $    5,630.7
                                              ==============  ===============  ===============  ===============

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

We owned no non-income producing debt securities at year-end 2002 or 2001.

Fair value and cost of our equity securities at year-end 2002 and 2001 follow:

                                                          2002                              2001
                                            ---------------------------------  --------------------------------
                                              Fair Value           Cost          Fair Value          Cost
                                            ---------------   ---------------  ---------------  ---------------

Hilb, Rogal and Hamilton common stock.....    $   159.3         $    65.1        $    --          $    --
Other equity securities...................        231.9             197.1            290.9            270.4
                                            ---------------   ---------------  ---------------  ---------------
Equity securities.........................    $   391.2         $   262.2        $   290.9        $   270.4
                                            ===============   ===============  ===============  ===============

Amounts applicable to the closed block....    $    --           $    --          $    --          $    --
                                            ===============   ===============  ===============  ===============

Hilb, Rogal and Hamilton Company (HRH) is a Virginia-based property and casualty insurance and employee benefit products distributor, traded on the New York Stock Exchange; we owned 6.4% of its common shares, as well as convertible debt securities, and, prior to November 2002, we had a contractual right to designate two nominees for election to its board of directors. In November 2002, we completed a transaction where it is no longer appropriate to consider HRH as an affiliate for accounting and reporting purposes.

Our ownership of HRH included common stock and convertible notes, which we received when we sold our property and casualty insurance distribution business to HRH in 1999. The common stock and the notes, if converted, would have represented 16.8% of HRH's common stock outstanding.

On November 12, 2002, we converted our HRH note into shares of HRH common stock, when our total HRH holdings had a total fair value of $167.1. On the following day, we sold shares of HRH common stock in a secondary public offering for $23.5 and issued stock purchase contracts, which require us to deliver shares of HRH common stock on November 13, 2005, for $133.9 (Note 6).

As a result of these transactions, we recorded a gross realized investment gain of $15.3 in 2002 and a gross deferred investment gain of $91.8. Net of offsets for applicable deferred policy acquisition costs and deferred income taxes, our realized gain was $6.4 and our deferred gain was $32.4. We calculated our gains using the specific identification of the securities sold. The deferred gain will be realized on settlement of the stock purchase contracts in the fourth quarter of 2005. At year-end 2002, we held 3,895,120 shares of HRH common stock, with a fair value of $159.3, including 3,622,500 shares in support of the stock purchase contracts.

Gross and net unrealized gains and losses from debt and equity securities at year-end 2002 and 2001 follow:

                                                             2002                            2001
                                                -------------------------------  ------------------------------
                                                    Gains           Losses           Gains          Losses
                                                --------------   --------------  --------------  --------------

U.S. government and agency..................      $    30.5        $    (0.2)      $    13.3       $    (0.1)
State and political subdivision.............           53.1             (0.3)           24.7            (1.7)
Foreign government..........................           20.2             (4.7)           34.1            (1.1)
Corporate...................................          442.8            (91.3)          145.5          (103.7)
Mortgage-backed.............................          198.5             (0.5)           73.1            (9.5)
Other asset-backed..........................           85.0            (78.3)           34.3           (74.8)
                                                --------------   --------------  --------------  --------------
Debt securities gains and losses............      $   830.1        $  (175.3)      $   325.0       $  (190.9)
                                                ==============   ==============  ==============  ==============
Equity securities gains and losses..........      $   144.4        $   (15.4)      $    52.4       $   (31.9)
                                                ==============   ==============  ==============  ==============
Net gains...................................      $   783.8                        $   154.6
                                                ==============                   ==============

Mortgage loans and real estate

We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired mortgages. We consider a mortgage loan to be impaired if we believe it is probable that we will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. We do not accrue interest income on impaired mortgage loans when the likelihood of collection is doubtful.

For purpose of fair value disclosures (Note 14), we estimated the fair value of mortgage loans by discounting the present value of scheduled loan payments. We based the discount rate on the comparable U.S. Treasury rates for loan durations plus spreads of 130 to 800 basis points, depending on our internal quality ratings of the loans. For in-process-of-foreclosure or defaulted loans, we estimated fair value as the lower of the underlying collateral value or the loan balance.

Our mortgage loans are diversified by property type, location and borrower. Mortgage loans are collateralized by the related properties and are generally no greater than 75% of the properties' value at the time the loans are originated. The fair values of our investments in mortgage loans and real estate by property type and geographic region and the fair value of our mortgage loans at year-end 2002 and 2001 follow:

                                                        Mortgage Loans                    Real Estate
                                                 ------------------------------  ------------------------------
                                                      2002            2001            2002            2001
                                                 --------------  --------------  --------------  --------------

Property type:
Apartment buildings.........................       $   159.0       $   171.0       $    51.9       $    50.4
Office buildings............................           131.5           155.4            15.1            25.2
Retail stores...............................           151.5           170.4             2.6             7.5
Industrial buildings........................            42.2            52.0            --              --
Other.......................................             0.1             2.0            --              --
                                                 --------------  --------------  --------------  --------------
Subtotal....................................           484.3           550.8            69.6            83.1
Less: valuation allowances..................            15.5            15.0            --              --
                                                 --------------  --------------  --------------  --------------
Mortgage loans and real estate..............       $   468.8       $   535.8       $    69.6       $    83.1
                                                 ==============  ==============  ==============  ==============

Amounts applicable to the closed block......       $   373.2       $   386.5       $    --         $    --
                                                 ==============  ==============  ==============  ==============

Geographic region:
Northeast...................................      $    86.8        $   116.5       $    50.1       $    54.4
Southeast...................................          123.3            130.5            --              --
North central...............................          122.8            134.8             0.4             0.4
South central...............................           96.5            101.7            13.5            13.0
West........................................           54.9             67.3             5.6            15.3
                                                ---------------  -------------   --------------  --------------
Subtotal ...................................          484.3            550.8            69.6            83.1
Less: valuation allowances..................           15.5             15.0            --              --
                                                ---------------  -------------   --------------  --------------
Mortgage loans and real estate..............      $   468.8        $   535.8       $    69.6       $    83.1
                                                ===============  =============   ==============  ==============

Fair value of mortgage loans................      $   488.2        $   554.1
                                                ===============  =============

The carrying values of delinquent and in-process-of-foreclosure mortgage loans at year-end 2002 and 2001 were
$5.6 and $5.6, respectively. The carrying values of mortgage loans on which the payment terms have been restructured or modified were $29.5 and $31.1 at year-end 2002 and 2001, respectively. We have provided valuation allowances for delinquent, in-process-of-foreclosure and restructured or modified mortgage loans.
Activity in valuation allowances, which have been deducted in arriving at mortgage loan and real estate carrying values, for the years 2002, 2001 and 2000 follows:

                                                        Mortgage Loans                     Real Estate
                                            --------------------------------------- ---------------------------
                                               2002         2001          2000          2001          2000
                                            ------------ ------------ ------------- ------------- -------------

Valuation allowance, beginning of year.....  $    15.0    $     9.1     $    14.3     $     9.3     $     3.2
Additions charged to income................        0.6          6.1           1.8          --             6.1
Deductions for write-offs and disposals....       (0.1)        (0.2)         (7.0)         (9.3)         --
                                            ------------ ------------ ------------- ------------- -------------
Valuation allowance, end of year...........  $    15.5    $    15.0     $     9.1     $    --       $     9.3
                                            ============ ============ ============= ============= =============

Interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $3.5, $3.6 and $3.9 in 2002, 2001 and 2000, respectively. Actual interest income on these loans included in net investment income was $2.7, $2.4 and $3.1 in 2002, 2001 and 2000, respectively. The amount of interest foregone by non-income producing mortgage loans was $0.6 for the year
2002. There were no non-income producing mortgage loans during 2001.

Venture capital partnerships

We invest as a limited partner in venture capital limited partnerships. These partnerships focus on early-stage ventures, primarily in the information technology and life science industries and leveraged buyout funds. We also have direct equity investments in leveraged buyouts and corporate acquisitions.

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the earnings for any lag in reporting. In the first quarter of 2001, we changed our accounting for venture capital partnership earnings to eliminate the quarterly lag in information provided to us. We did this by estimating the change in our share of partnership earnings for the quarter. This change resulted in a $75.1 charge ($48.8 charge after income taxes), representing the cumulative effect of this accounting change on the fourth quarter of 2000.

To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we used quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we applied a public industry sector index to roll the value forward each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). Our methodology recognizes both downward and upward change in value of the underlying investee companies, but we do not exceed the last reported value by the partnerships. In addition, we annually revise the valuations we have assigned to the investee companies to reflect the valuations in the audited financial statements received from the venture capital partnerships.

Our venture capital earnings are subject to variability. The components of net investment income related to venture capital partnerships for the years 2002, 2001 and 2000 follow:

                                                                    2002            2001             2000
                                                                --------------  --------------   --------------

Net realized gains (losses) on partnership cash and stock
  distributions............................................       $    (4.7)      $    17.8        $   223.3
Partnership operating expenses.............................            (7.4)           (6.4)            (7.7)
Net unrealized gains (losses) on partnership investments...           (47.2)          (95.9)            61.7
                                                                --------------  --------------   --------------
Venture capital partnership net investment income (loss)...       $   (59.3)      $   (84.5)       $   277.3
                                                                ==============  ==============   ==============

Our investments in venture capital partnerships at year-end 2002 and 2001 by type of investment follow:

                                                                                    2002            2001
                                                                                --------------  --------------

Technology................................................................        $    25.0       $    41.3
Telecommunications........................................................             10.2            19.1
Biotechnology.............................................................             11.1            14.1
Health care...............................................................              9.2            10.7
Consumer and business products and services...............................             45.9            46.6
Financial services........................................................             28.1            30.3
Other.....................................................................             50.6            57.8
                                                                                --------------  --------------
Private holdings..........................................................            180.1           219.9
Public holdings...........................................................             23.0            39.8
Cash and cash equivalents.................................................             22.4            22.5
Other.....................................................................              3.1             9.5
                                                                               --------------  --------------
Venture capital partnerships..............................................        $   228.6       $   291.7
                                                                                ==============  ==============

Unfunded commitments......................................................        $   154.7       $   166.8
                                                                                ==============  ==============

Amounts applicable to the closed block:
Venture capital partnerships..............................................        $     0.8       $    --
                                                                                ==============  ==============
Unfunded commitments......................................................        $     3.4       $    --
                                                                                ==============  ==============

The unfunded commitments can be drawn down by the various venture capital partnerships as necessary to fund their portfolio investments.

Investment activity in venture capital partnerships for the years 2002, 2001 and 2000 follows:

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Capital invested...........................................       $    43.0       $    47.0       $    96.9
Equity in partnership earnings (losses)....................           (59.3)          (84.5)          277.3
Cumulative effect of accounting change.....................            --             (75.1)           --
Realized loss on partnerships being sold...................            (5.1)           --              --
Distributions of earnings received.........................           (14.2)          (30.5)         (222.4)
Distributions of capital received..........................           (27.5)          (32.5)          (22.6)
                                                                --------------  --------------  --------------
Change in venture capital partnerships.....................           (63.1)         (175.6)          129.2
Venture capital partnership investments, beginning
  of year..................................................           291.7           467.3           338.1
                                                                --------------  --------------  --------------
Venture capital partnership investments, end of year.......       $   228.6       $   291.7       $   467.3
                                                                ==============  ==============  ==============

In February 2003, we reached an agreement to sell a 50% interest in certain of our venture capital partnerships to an outside party and transfer the remaining 50% interest to our closed block. The carrying value of the partnerships being sold and transferred totaled $53.5 after realizing a loss of $5.1 in year 2002 to reflect the proceeds being received. The unfunded commitments of the partnerships being sold and transferred totaled
$28.1; the outside party and the closed block will each fund half of these commitments.

Affiliate equity and debt securities

Our investments in affiliate equity and debt securities represent investments in operating entities in which we own less than a majority of the outstanding common stock and where we exercise significant influence over the operating and financial policies of the companies. We use the equity method of accounting for our investments in common stock of these affiliates; we use fair value to report our investments in these affiliates' debt securities. For years prior to 2001, we considered our investments in Aberdeen and HRH debt securities as being held-to-maturity and reported them at amortized cost. In 2001, we transferred these securities to the available-for-sale category and recorded a $110.6 unrealized gain ($71.9 unrealized gain after income taxes).

Carrying value and cost of investments in affiliates at year-end 2002 and 2001 follow:

                                                            2002                            2001
                                               -------------------------------  ------------------------------
                                                 Carrying                         Carrying
                                                   Value            Cost            Value           Cost
                                               --------------   --------------  --------------  --------------

 Aberdeen common stock....................      $   119.3        $   109.1       $   103.9       $   109.1
 Aberdeen 7% convertible notes............           37.5             37.5           101.2            37.5
 Aberdeen 5.875% convertible bonds........           15.2             21.2            --              --
 HRH common stock.........................           --               --              18.7            15.9
 HRH 5.25% convertible notes..............           --               --              78.9            32.0
 Other....................................           15.4             26.5            27.9            13.4
                                               --------------   --------------  --------------  --------------
Affiliate debt and equity securities......      $   187.4        $   194.3       $   330.6       $   207.9
                                               ==============   ==============  ==============  ==============

The fair value based on quoted market price of our equity investment in Aberdeen was $43.6 and $221.1 at year-end 2002 and 2001. See Note 4 for further information on Aberdeen.

We evaluate our equity method investments for an other than temporary impairment at each balance sheet date considering quantitative and qualitative factors including quoted market price of underlying equity securities, the duration the carrying value is in excess of fair value and historical and projected earnings and cash flow capacity.

Sources of equity in earnings of and interest earned from investments in affiliates for the years 2002, 2001 and 2000 follow:

                                                      F-23

                                                                    2002            2001             2000
                                                                --------------  --------------  ---------------

Aberdeen common stock dividends............................       $     3.8       $     6.3            $5.0
Equity in Aberdeen undistributed income (loss).............             2.3            (0.5)            2.0
Aberdeen 7% convertible notes..............................             2.6             2.6             2.6
Aberdeen 5.875% convertible bonds..........................             1.2            --              --
HRH common stock dividends.................................             0.5             0.6             0.6
Equity in HRH undistributed income.........................             2.5             1.9             0.6
HRH 5.25% convertible notes................................             1.3             1.7             1.7
Other......................................................            (3.2)           (0.1)           (0.8)
                                                                --------------  --------------  ---------------
Affiliate investment income................................       $    11.0       $    12.5       $    11.7
                                                                ==============  ==============  ===============

In connection with the adoption of a new accounting standard for goodwill and other intangible assets (Note 4), we recorded a charge of $10.4 ($10.4 after income taxes) as the cumulative effect adjustment to reduce the carrying value of goodwill to its fair value for our equity investment in an Argentine financial services company in which we have a 50% interest that is reflected in the other category above.

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures (Note 14), we estimate the fair value of fixed rate policy loans by discounting the present value of loan interest and loan repayments. We base the discount rate on the 10-year U.S. Treasury rate. We assume that loan interest payments are made at the fixed rate less 17.5 basis points and that loan repayments only occur as a result of anticipated policy lapses. For variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

Other investments primarily include leveraged lease investments and other partnership and joint venture interests. Leveraged lease investments represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. Investment income is calculated using the interest method and is recognized only in periods in which the net investment is positive. Other partnership and joint venture interests in which we do not have control or a majority ownership interest are recorded using the equity method of accounting. These investments include affordable housing, mezzanine and other partnership interests.

Our derivative instruments primarily include interest rate swap agreements. We report these contracts at fair values, which are based on current settlement values. These values are determined by brokerage quotes that utilize pricing models or formulas based on current assumptions for the respective agreements.

Other invested assets at year-end 2002 and 2001 follow:

                                                                                    2002            2001
                                                                                --------------  --------------

Transportation and other equipment leases.................................        $    66.0       $    85.0
Separate account equity investments.......................................             36.0            54.6
Mezzanine partnerships....................................................             45.4            37.1
Affordable housing partnerships...........................................             25.7            28.2
Derivative instruments (Note 14)..........................................             52.7            20.6
Other affiliate investments...............................................             20.1             9.6
Equity investments in collateralized obligations..........................             17.8            18.8
Other partnership interests...............................................             75.2            39.0
                                                                                --------------  --------------
Other invested assets.....................................................        $   338.9       $   292.9
                                                                                ==============  ==============

Net investment income

Sources of net investment income for the years 2002, 2001 and 2000 follow:

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Debt securities............................................       $   727.3       $   672.8       $   601.2
Equity securities..........................................             4.2             5.2            13.3
Mortgage loans.............................................            40.4            45.0            54.6
Real estate................................................            13.9            16.1             9.2
Venture capital partnerships...............................           (59.3)          (84.5)          277.3
Affiliate debt and equity securities.......................            11.0            12.5            11.7
Other invested assets......................................             3.2             7.1             3.4
Policy loans...............................................           171.8           168.6           157.4
Cash and cash equivalents..................................            11.9            15.2            27.5
                                                                --------------  --------------  --------------
Total investment income....................................           924.4           858.0         1,155.6
Less: investment expenses..................................             9.2            10.4            14.3
                                                                --------------  --------------  --------------
Net investment income......................................       $   915.2       $   847.6        $1,141.3
                                                                ==============  ==============  ==============

Net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions, when declines in fair value of debt and equity securities whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in net income. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value. The closed block policyholder dividend obligation, applicable deferred policy acquisition costs, and applicable income taxes are reported separately as components of net income.

Effective April 1, 2001, we adopted a new accounting pronouncement for securitized financial instruments. This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific valuation methods to these securities to determine if there has been an other-than-temporary decline in value. Upon adoption of this pronouncement, we recorded a $31.6 charge
($20.5 charge after income taxes) as the cumulative effect of an accounting change.

Sources and types of net realized investment gains (losses) for the years 2002, 2001 and 2000 follow:

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Debt securities............................................       $  (122.9)      $   (72.6)      $    (7.5)
Equity securities..........................................            (9.8)           --              --
Mortgage loans.............................................            (0.6)           (6.1)           (1.8)
Real estate................................................            --              --              (6.1)
Venture capital partnerships...............................            (5.1)           --              --
Other invested assets......................................           (22.0)           (3.7)           --
                                                                --------------  --------------  --------------
Impairment losses..........................................          (160.4)          (82.4)          (15.4)
                                                                --------------  --------------  --------------
Debt securities gains......................................            94.3            53.2             9.6
Debt securities losses.....................................           (45.9)          (31.5)          (56.5)
Equity securities gains....................................            24.5            12.2           178.2
Equity securities losses...................................           (22.4)          (21.0)          (31.4)
Mortgage loans.............................................             0.2             7.1             4.8
Real estate................................................             4.0            (2.5)            1.8
Other invested assets......................................            (1.9)           (7.5)           (1.9)
                                                                --------------  --------------  --------------
Net transaction gains......................................            52.8            10.0           104.6
                                                                --------------  --------------  --------------
Net realized investment gains (losses).....................       $  (107.6)      $   (72.4)      $    89.2
                                                                ==============  ==============  ==============
Closed block applicable policyholder dividend obligation
  (reduction)..............................................           (40.3)          (15.4)           --
Applicable deferred acquisition costs (benefit)............            (7.2)           10.5           (10.7)
Applicable deferred income taxes (benefit).................           (20.8)          (24.5)           32.9
                                                                --------------  --------------  --------------
Offsets to realized investment gains (losses)..............           (68.3)          (29.4)           22.2
                                                                --------------  --------------  --------------
Net realized investment gains (losses) included in
  net income...............................................       $   (39.3)      $   (43.0)      $    67.0
                                                                ==============  ==============  ==============

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale. These gains and losses are reported as a component of other comprehensive income, net of the closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable deferred income taxes.

Sources of net unrealized investment gains (losses) for the years 2002, 2001 and 2000 follow:

                                                                   2002             2001             2000
                                                              ---------------  ---------------  ---------------

Debt securities............................................     $    520.7       $     89.7       $    213.8
Equity securities..........................................          108.5            (23.8)           (98.6)
Affiliate debt securities..................................         (116.5)           110.6             --
Other investments .........................................           (2.4)             3.6             (0.6)
                                                              ---------------  ---------------  ---------------
Net unrealized investment gains............................     $    510.3       $    180.1       $    114.6
                                                              ===============  ===============  ===============

Net unrealized investment gains............................     $    510.3       $    180.1       $    114.6
                                                              ---------------  ---------------  ---------------
Applicable policyholder dividend obligation................          369.4            108.8             --
Applicable deferred policy acquisition costs...............           95.9            (28.5)           116.6
Applicable deferred income taxes (benefit).................           15.8             33.9             (0.7)
                                                              ---------------  ---------------  ---------------
Offsets to net unrealized investment gains.................          481.1            114.2            115.9
                                                              ---------------  ---------------  ---------------
Net unrealized investment gains (losses)
  included in other comprehensive income (Note 11).........     $     29.2       $     65.9       $     (1.3)
                                                              ===============  ===============  ===============

Cash flows

Investment purchases, sales, repayments and maturities for the years 2002, 2001 and 2000 follow:

                                                                   2002             2001             2000
                                                              ---------------  ---------------  ---------------

Debt security purchases....................................     $ (4,730.0)      $ (3,531.3)      $ (1,775.4)
Equity security purchases..................................          (59.8)           (72.8)          (130.5)
Venture capital partnership investments....................          (43.0)           (47.0)           (96.9)
Affiliate equity and debt security purchases...............          (28.0)           (46.8)            --
Other invested asset purchases.............................          (73.0)           (57.1)           (44.7)
Policy loan advances, net..................................          (23.7)           (67.0)           (62.7)
                                                              ---------------  ---------------  ---------------
Investment purchases.......................................     $ (4,957.5)      $ (3,822.0)      $ (2,110.2)
                                                              ===============  ===============  ===============

Debt securities sales......................................     $  1,807.6       $  1,219.4       $    921.9
Debt securities maturities and repayments..................        1,305.6            824.6            526.0
Equity security sales......................................          139.3            114.6            515.4
Mortgage loan maturities and principal repayments..........           67.7             58.7            126.6
Venture capital partnership capital distributions..........           28.5             30.7             37.9
Real estate and other invested assets sales................           69.9             36.8             26.6
                                                              ---------------  ---------------  ---------------
Investment sales, repayments and maturities................     $  3,418.6       $  2,284.8       $  2,154.4
                                                              ===============  ===============  ===============

The maturities of debt securities and mortgage loans, by contractual sinking fund payment and maturity, at year-end 2002 are summarized in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, we may have the right to put or sell the obligations back to the issuers and mortgage loans may be refinanced.
We did not refinance any mortgage loans during 2002 or 2001.

                                                                                  Affiliate
                                                    Debt           Mortgage          Debt
                                                 Securities          Loans        Securities         Total
                                                --------------   --------------  --------------   -------------

 Due in one year or less.....................   $   1,045.7      $      84.9     $      37.5      $   1,168.1
 Due after one year through five years.......       3,616.4            240.5            21.2          3,878.1
 Due after five years through ten years......       2,663.6             73.5            --            2,737.1
 Due after ten years.........................       3,860.9             69.9            --            3,930.8
                                                --------------   --------------  --------------  -------------
 Total.......................................   $  11,186.6      $     468.8     $      58.7      $  11,714.1
                                                ==============   ==============  ==============   =============

6. Financing Activities

Stock purchase contracts

We have recorded our stock purchase contract obligation as a liability on our balance sheet at estimated settlement amount. This liability includes a premium representing the fair value of a net purchased option contained in the purchase contract. The fair value of the premium on the net purchased option is being amortized over the life of the purchase contract. Contract adjustment payments on the purchase contracts are recorded in other expenses in our statement of income.

In November 2002, we issued 3,622,500 stock purchase contracts in a public offering at $38.10 per contract
($138.0 aggregate) and raised net proceeds of $133.9. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of HRH common stock. Under each purchase contract, we will make quarterly contract adjustment payments at the annual rate of 7.00% of the stated contract amount. In
2002, we recognized $1.0 in other expenses for accrued contract adjustment payments.

We are obligated to deliver shares of HRH common stock to holders of the stock purchase contracts in November
2005. The number of HRH common shares that we are obligated to deliver will be based on the volume weighted-average daily trading price of HRH common stock over the 20-trading day period ending on the third trading day prior to November 13, 2005. The maximum number of HRH common shares that we are obligated to deliver, subject to anti-dilution adjustments, is 3,622,500, or one share of HRH common stock per purchase contract. The minimum number is 2,969,363 shares, or 0.8197 share of HRH common stock per purchase contract. We have pledged 3,622,500 shares of HRH common stock as collateral for our obligations under the purchase contracts (Note 5).

Indebtedness

We have recorded indebtedness at unpaid principal balances of each instrument. In connection with our senior unsecured bond offering, we entered into an interest rate swap agreement on half of the offering amount to reduce market risks from changes in interest rates. We have recorded the interest rate swap at fair value based on the settlement value of the swap. For purposes of fair value disclosures (Note 14), we have determined the fair value of indebtedness based on contractual cash flows discounted at market rates for surplus notes and on quoted market prices for bonds and equity units.

Carrying value and fair value of indebtedness at year-end 2002 and 2001 follow:

                                                          2002                              2001
                                            ---------------------------------  --------------------------------
                                               Carrying            Fair           Carrying           Fair
                                                Value             Value            Value            Value
                                            ---------------   ---------------  ---------------  ---------------

Surplus notes............................     $   175.0         $   182.5        $   175.0        $   183.4
Equity units.............................         153.7             156.5             --               --
Senior unsecured bonds...................         300.0             259.8            300.0            301.2
Interest rate swap (Note 14).............          15.6              15.6             (0.8)            (0.8)
Bank credit facility.....................          --                --              125.1            125.1
                                            ---------------   ---------------  ---------------  ---------------
Total indebtedness.......................     $   644.3         $   614.4        $   599.3        $   608.9
                                            ===============   ===============  ===============  ===============

Our surplus notes are an obligation of Phoenix Life and are due December 1, 2006. Interest payments are at an annual rate of 6.95%, require the prior approval of the Superintendent of Insurance of the State of New York
(Superintendent) and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York insurance law. The notes have no early redemption provisions. New York insurance law provides that the notes are not part of the legal liabilities of Phoenix Life.

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 (net proceeds of $149.1). Each equity unit is composed of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note). The notes bear interest at an annual rate of 6.6% and $25 principal amount per note is initially due in February 2008. On or after November 2005 the notes will be remarketed as senior unsecured obligations and the interest rate will be reset at that time. The holders of the purchase contracts will be paid a contract adjustment payment at a rate of 0.65% per year and have agreed to purchase a minimum 2.8343 shares (17,423,859 shares aggregate) and a maximum of 3.4578 shares (21,256,826 shares aggregate) of our common stock, depending on its quoted market price, in February 2006. The present value of the future contract adjustment payments of $2.8 has been recorded as a charge to paid-in capital.

The senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 (net proceeds of $290.6)
and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We also have the right to redeem the bonds in whole in certain circumstances if we are unable to deduct interest paid on the bonds.

In December 2002, we closed on a new $100, 364-day unfunded unsecured senior revolving credit facility. This facility replaced our $375.0 credit facility, which was terminated upon the pay-down of a $125.0 outstanding balance. We unconditionally guarantee any loans under the new facility to Phoenix Life and PXP. Base rate loans would bear interest at the greater of our lead bank's prime commercial rate or effective funds rate plus 0.5%.
Eurodollar rate loans would bear interest at LIBOR plus an applicable margin. Credit facility covenants require us to maintain a minimum consolidated stockholders' equity of $1,700, a maximum consolidated debt-to-capital ratio of 30% and, for Phoenix Life, a minimum risk-based capital ratio of 225%. We were in compliance with all credit facility covenants at year-end 2002. There were no borrowings on this credit line in 2002.

Future minimum annual principal payments on indebtedness at year-end 2002 follow: 2006, $175.0; 2008, $153.7;
and 2032, $300.0.

At year-end 2002, we had $10.6 of standby letters of credit primarily to cover any potential losses on certain reinsurance.

Interest expense, on our indebtedness including amortization of debt issuance costs, for the years 2002, 2001 and 2000 follows:

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Surplus notes..............................................       $    12.2       $    12.2       $    12.2
Equity units...............................................             0.3            --              --
Senior unsecured bonds.....................................            15.5             0.3            --
Bank credit facility and other indebtedness................             3.4            14.8            20.5
                                                                --------------  --------------  --------------
Total interest expense.....................................       $    31.4       $    27.3       $    32.7
                                                                ==============  ==============  ==============

Interest expense paid......................................       $    32.6       $    32.3       $    34.1
                                                                ==============  ==============  ==============

Common stock and stock repurchase program

We have authorization for the issuance of 1,000,000,000 shares of our common stock. In connection with our demutualization and initial public offering, we issued 106,376,510 common shares (56,178,610 shares to our policyholders in exchange for their interests in the mutual company and 50,195,900 shares in sales to the public). After the repurchase of 12,330,000 common shares as treasury stock, we had 94,044,510 shares outstanding at year-end 2002. We also had 28,130,305 common shares reserved for issuance at that date under the purchase contracts included with our equity units (21,256,826 shares), our stock option plans (6,300,000 shares) and our restricted stock units (573,477 shares).

We have authorization from our board of directors to repurchase an additional 670,000 shares of our common stock. At year-end 2002, we had repurchased 12,330,000 shares of our common stock at an average price of $15.83 per share, including 7,871,500 shares in 2002 at an average price of $16.44 per share.

State Farm Mutual Automobile Insurance Company currently owns of record more than five percent of our outstanding common stock. In 2002, our subsidiaries paid $10.7 as compensation for the sale of their insurance and annuity products to entities that were either subsidiaries of State Farm or owned by State Farm employees.

7. Demutualization and Closed Block

Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies,
Inc. and changed its name to Phoenix Life Insurance Company (Phoenix Life).

Effective June 30, 2001, we adopted a new accounting pronouncement, which provided guidance on accounting by insurance enterprises for demutualization, including the emergence of earnings from and the financial presentation of the closed block established in connection with the demutualization. The pronouncement specifies that closed block assets, liabilities, revenues and expenses should be displayed with all other assets, liabilities, revenues and expenses of the insurance enterprise based on the nature of the particular item, with appropriate disclosures relating to the closed block. We recorded a charge on adoption of $30.3 to equity representing the establishment of the policyholder dividend obligation along with the corresponding effect on deferred policy acquisition costs and deferred income taxes.

As specified in the plan of reorganization, Phoenix Life established a closed block as of December 31, 1999 to preserve over time the reasonable dividend expectations of individual life and annuity policyholders for which dividends were currently being paid or were expected to be paid under the then-current dividend scale. The closed block comprises a defined limited group of policies and a defined set of assets, is governed by a set of operating rules and it will continue in effect as long as any policy in the closed block remains in effect.

Phoenix Life allocated assets to the closed block in an amount we believed sufficient to produce cash flows which, together with anticipated premiums and other revenues from the policies included in the closed block, we expect to support payment of obligations relating to these policies. These obligations include the payment of claims, certain expenses, taxes and policyholder dividends, which we estimated to continue at rates in effect for 2000.

We use the same accounting principles to account for the participating policies included in the closed block as we used prior to the date of demutualization. The only accounting policy difference is the establishment of the policyholder dividend obligation, described below.

The closed block assets, including future assets from cash flows generated by the assets and premiums and other revenues from the policies in the closed block, will benefit only holders of the policies in the closed block.
The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, investment purchases and sales, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, investment income and realized investment gains and losses on investments held outside the closed block that support the closed block business. All of these excluded income and expense items enter into the determination of total gross margins of closed block policies for the purpose of amortization of deferred policy acquisition costs.

In our financial statements, we present closed block assets, liabilities, revenues and expenses together with all other assets, liabilities, revenues and expenses. Within closed block liabilities, we have established a policyholder dividend obligation to record an additional liability to closed block policyholders for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected.

As closed block liabilities exceed closed block assets, we have a net closed block liability at each period-end. This net liability represents the maximum future earning contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder

dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Summarized information on closed block assets and liabilities at year-end 2002 and 2001 and inception (December
31, 1999) and closed block revenues and expenses, changes in the policyholder dividend obligation and cash flows, all for the cumulative period from inception to year-end 2002, the year 2002 and from the date of demutualization (June 25, 2001) to year-end 2001, follow:

                                                                   2002              2001         Inception
                                                               ---------------  ---------------  --------------

Debt securities............................................     $  6,418.0        $  5,739.5      $  4,773.1
Policy loans...............................................        1,399.0           1,407.1         1,380.0
Mortgage loans.............................................          373.2             386.5           399.0
Venture capital partnerships...............................            0.8              --              --
                                                               ---------------  ---------------  --------------
Total closed block investments.............................        8,191.0           7,533.1         6,552.1
Cash and cash equivalents..................................          200.2             176.6            --
Accrued investment income..................................          110.9             125.6           106.8
Premiums receivable........................................           42.1              41.1            35.2
Deferred income taxes......................................          402.7             392.8           389.4
Other closed block assets..................................           45.2              18.0             6.2
                                                               ---------------  ---------------  --------------
Total closed block assets..................................        8,992.1           8,287.2         7,089.7
                                                               ---------------  ---------------  --------------
Policy liabilities and accruals............................        9,449.0           9,150.2         8,301.7
Policyholder dividends payable.............................          363.4             357.3           325.1
Policyholder dividend obligation...........................          547.3             167.2            --
Other closed block liabilities.............................           24.2              48.8            12.3
                                                               ---------------  ---------------  --------------
Total closed block liabilities.............................       10,383.9           9,723.5         8,639.1
                                                               ---------------  ---------------  --------------
Excess of closed block liabilities over closed block
  assets...................................................     $  1,391.8        $  1,436.3      $  1,549.4
                                                               ===============  ===============  ==============

                                                                 Cumulative          2002            2001
                                                               ---------------  ---------------  --------------

Premiums...................................................     $   3,238.0      $   1,043.2     $     565.7
Net investment income .....................................         1,638.1            562.0           281.1
Net realized investment losses.............................           (79.7)           (49.3)          (18.4)
                                                               ---------------  ---------------  --------------
Total revenues.............................................         4,796.4          1,555.9           828.4
                                                               ---------------  ---------------  --------------
Policy benefits, excluding dividends.......................         3,302.5          1,079.4           580.0
Policyholder dividends.....................................         1,153.0            390.0           190.8
Additional policyholder dividend obligation provision......            23.9             10.7            13.2
Other operating expenses...................................            39.0             10.3             6.1
                                                               ---------------  ---------------  --------------
Total benefits and expenses................................         4,518.4          1,490.4           790.1
                                                               ---------------  ---------------  --------------
Closed block contribution to income before income taxes....           278.0             65.5            38.3
Applicable income taxes....................................            97.7             22.6            13.4
                                                               ---------------  ---------------  --------------
Closed block contribution to income........................     $     180.3      $      42.9     $      24.9
                                                               ===============  ===============  ==============

Unrealized investment gains................................     $     478.2      $     369.4     $      38.5
Revenue in excess of benefits and expenses.................           69.1              10.7            13.2
Revenue in excess of benefits and expenses ($45.2)
  and unrealized investment gains ($70.3) charges to
  retained earnings........................................           --                --             115.5
Policyholder dividend obligation, beginning of period......           --               167.2            --
                                                               ---------------  ---------------  --------------
Policyholder dividend obligation, end of period............     $    547.3       $     547.3     $     167.2
                                                               ===============  ===============  ==============

In addition to the closed block assets, we hold assets outside the closed block in support of closed block liabilities. We recognize investment earnings on these invested assets, less deferred policy acquisition cost amortization and allocated expenses, as an additional source of earnings to our stockholders.

8. Separate Accounts and Investment Trusts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts.

Separate account assets and liabilities are primarily carried at market value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Fees assessed to the contractholders for management services are included in revenues when services are rendered.

Investment trusts are assets held for the benefit of institutional clients which have investments in structured finance products offered by PXP. Structured finance products include collateralized debt and bond obligations backed by portfolios of public high yield bonds, emerging market bonds, commercial mortgage-backed and asset-backed securities and bank loans.

Investment trusts for which PXP is the sponsor and actively manages the assets, and for which there is not a substantive amount of outside third party equity investment in the trust, are consolidated in the financial statements. Our financial exposure is limited to our share of equity and bond investments in these vehicles and there are no financial guarantees from us, or recourse to us, for these investment trusts. Asset valuation changes are directly offset by changes in the corresponding liabilities. Fees are recorded when management services provided to the trusts are earned and are included in revenues.

                                                                                    2002             2001
                                                                               ---------------  ---------------

Life and Annuity segment separate accounts............................           $  4,131.7       $  4,769.6
Corporate and Other segment separate accounts.........................                239.5            255.6
                                                                               ---------------  ---------------
Total separate accounts...............................................              4,371.2          5,025.2
                                                                               ---------------  ---------------
Phoenix CDO I ........................................................                150.4            160.1
Phoenix CDO II........................................................                377.2            384.7
Phoenix-Mistic 2002-1 CBO.............................................                894.3             --
                                                                               ---------------  ---------------
Total investment trusts...............................................              1,421.9            544.8
                                                                               ---------------  ---------------
Total separate account assets and investment trusts...................           $  5,793.1       $  5,570.0
                                                                               ===============  ===============

Variable interest entities

A new accounting standard was issued in January 2003 that interprets the existing standards on consolidation.
It clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required, on February 1,
2003, we adopted the new standard for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after January 31, 2003. We will adopt the new standard on July 1, 2003 for variable interest entities in which we hold a variable interest that we acquired before February 1, 2003. We are currently evaluating the effect of the adoption on our consolidated financial statements.

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may hold interests in those entities. We serve as the investment advisor to eight collateralized bond obligations (CBOs) that were motivated by bond market arbitrage opportunities, including the

three in the table above. The eight CBOs have aggregate assets of $3 billion that are invested in a variety of fixed income securities and purchased from third parties. The CBOs reside in bankruptcy remote special purpose entities in which we neither provide recourse or guarantees. Our exposure under the new standard stems from our debt and equity investments in these CBOs in which affiliates earn advisory fees to manage the CBO portfolios.
Our maximum exposure to loss with respect to the CBOs is $86.1 at year-end.

9. Income Taxes

We recognize income tax expense or benefit based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year's income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any reduction in allowances through earnings.

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for the years 2002, 2001 and 2000 follows:

                                                                    2002            2001              2000
                                                                --------------  --------------  --------------
Income taxes (benefit) applicable to:

Continuing operations......................................       $    (56.8)     $   (106.1)     $     60.3
Discontinued operations....................................             --              --              (5.9)
Cumulative effect of accounting changes....................            (11.4)          (35.2)           --
                                                                --------------  --------------  --------------
Net income (loss)..........................................            (68.2)     $   (141.3)     $     54.4
Other comprehensive income.................................             14.2            31.2            (2.3)
                                                                --------------  --------------  --------------
Comprehensive income (loss)................................       $    (54.0)     $   (110.1)     $     52.1
                                                                ==============  ==============  ==============

Current....................................................       $    (14.4)     $    (58.2)     $    123.2
Deferred...................................................            (39.6)          (51.9)          (71.1)
                                                                --------------  --------------  --------------
Income taxes (benefit) applicable to comprehensive income..       $    (54.0)     $   (110.1)           52.1
                                                                ==============  ==============  ==============

Income taxes paid (received)                                      $    (12.3)     $    (72.0)     $    135.8
                                                                ==============  ==============  ==============

For the years 2002, 2001 and 2000, the effective federal income tax rates applicable to income from continuing operations differ from the 35.0% statutory tax rate. Items giving rise to the differences and the effects are as follow:

                                                      F-33

                                                                    2002            2001            2000
                                                                --------------  --------------  --------------

Income taxes (benefit) at statutory rate...................       $   (56.0)      $   (82.7)      $    59.2
Tax advantaged investment income...........................           (12.6)           (7.2)           (6.7)
Non-deductible intangible asset amortization and
  impairments..............................................            19.5             3.2             2.7
Minority interest in income of subsidiaries................            (4.1)           (2.5)           (2.0)
Demutualization expenses...................................             0.2             7.1            --
Other, net.................................................            (3.8)           (3.0)           (3.3)
Differential earnings (mutual life insurance company
  equity tax)..............................................            --             (21.0)           10.4
                                                                --------------  --------------  --------------
Income taxes (benefit) applicable to continuing
  operations...............................................      $    (56.8)      $  (106.1)      $    60.3
                                                                ==============  ==============  ==============
Effective income tax (benefit) rates.......................           (35.5)%         (44.9)%          35.6%
                                                                ==============  ==============  ==============

Deferred income tax assets (liabilities) attributable to temporary differences at year-end 2002 and 2001 follow:

                                                                                    2002            2001
                                                                                --------------  --------------

Deferred income tax assets:
Future policyholder benefits.............................................         $   190.3       $   207.8
Unearned premiums / deferred revenues....................................             129.3           133.6
Policyholder dividend obligation.........................................             113.3            16.3
Employee benefits........................................................             100.6            84.6
Intangible assets........................................................              20.5             5.2
Investments..............................................................              93.3            68.7
Net operating loss carryover benefits....................................              34.7            --
Foreign tax credits carryover benefits...................................               7.0             6.9
Other....................................................................              40.6            30.5
Valuation allowance......................................................              (6.9)           (6.9)
                                                                               --------------  --------------
Gross deferred income tax assets.........................................             722.7           546.7
                                                                               --------------  --------------
Deferred tax liabilities:

Deferred policy acquisition costs........................................           (282.1)         (234.1)
Investments..............................................................           (283.4)         (194.7)
Investment management contracts..........................................           (100.0)         (109.6)
Other ...................................................................            (15.8)           (6.5)
                                                                               --------------  --------------
Gross deferred income tax liabilities....................................           (681.3)         (544.9)
                                                                               --------------  --------------
Deferred income tax asset ...............................................        $    41.4       $     1.8
                                                                               ==============  ==============

We have elected to file a consolidated federal income tax return for 2002 and prior years. Within the consolidated tax return, we are required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group. These limitations affect the amount of any operating loss carryforwards that we have now or in the future.

At year-end 2002, we had net operating losses of $99.1 for federal income tax purposes of which $1.3 expires in
2011, $1.3 expires in 2012, $24.6 expires in 2015, $15.6 expires in 2016 and $56.2 expires in 2017. The operating losses are primarily attributable to the life insurance group of subsidiaries. We believe that the tax benefits of these losses will be fully realized before their expiration. As a result, no valuation allowance has been recorded against the deferred income tax asset resulting from the net operating losses.

At year-end 2002, we had foreign tax credit carryover totaling $7.0, of which $6.9 is scheduled to expire in
2003 and $0.1 expires in 2006. We have recorded a valuation allowance against the deferred tax assets related to the foreign tax credits schedule to expire in 2003. We expect to realize the benefits of the remaining foreign tax credits.

With the exception of certain foreign tax credits, we have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at year-end 2002 and
2001 will be realized.

10. Employee Benefit Plans and Employment Agreements

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees, non-employee directors and certain insurance agents. As a public company prior to January 2001, PXP also had similar plans. Our options have an exercise price equal to the market value of the shares at the date of grant.
The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits us to continue to apply the accounting provisions of a previous standard if we provide certain disclosures. These disclosures are pro forma net income and earnings per share as if we had applied the fair value method. We account for share option grants in accordance with the previous standard, as did PXP, and we have included below the pro forma disclosure required by the current standard.

In June 2002, we granted options to employees and non-employee directors. The employee options vest over a three-year period while the directors' options vested immediately. No options may be exercised until after June
26, 2003, the second anniversary of our initial public offering. All options terminate ten years from date of grant. The employee option plan authorized the issuance of options up to 5.0% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001 (5,250,000) plus an additional 1%, or 1,050,000 shares, for PXP officers and employees, less the number of share options issued under the directors' plan. The directors' option plan authorized the issuance of options up to 0.5% (525,000)
of the total number of common stock shares outstanding immediately after the initial public offering in June
2001, plus 500,000 shares. PXP granted options to its employees and directors to purchase shares of its common stock at an option price of not less than 85% of the fair value of the common stock at the time of grant.
Options granted under the PXP plan also vested over a three-year period.

Stock option activity by number of common shares and weighted-average exercise price for the years 2002
(Phoenix) and 2001 and 2000 (PXP) follows:

                                    Phoenix                                      PXP
                                                        -------------------------------------------------------
                                      2002                         2001                        2000
                           ---------------------------  --------------------------- ---------------------------
                              Number         Price         Number         Price        Number         Price
                           -------------- ------------  -------------  ------------ -------------- ------------

Outstanding, beginning
  of year.................      --          $   --         7,007,577     $    7.75     7,927,875     $    7.75
Granted...................    4,456,906         16.20        --              --          665,193          7.54
Exercised.................      --              --           --              --         (893,758)         7.42
Canceled..................      --              --        (7,007,444)         7.75          (100)         7.75
Forfeited.................      (47,348)        16.20           (133)         7.75      (691,633)         7.89
                           --------------               -------------               --------------
Outstanding, end of
     year................     4,409,558     $   16.20        --          $   --        7,007,577     $    7.75
                           ============== ============  =============  ============ ============== ============

In connection with our purchase of the minority interest in PXP (Note 4), PXP recognized compensation expense of $57.0 in January 2001 related to PXP's payment for the cancellation of all outstanding options; holders of options were paid an amount equal to the difference between the converted value of the options ($111.9) and their exercise price ($54.9).

Unaudited pro forma earnings and earnings per share as if we and PXP had applied the fair value method of accounting for stock-based compensation for the years 2002 (Phoenix) and 2001 and 2000 (PXP):

                                                      F-35

                                                          2002            2001           2000
                                                     -------------   -------------  -------------

Income (loss) from continuing operations,
  as reported....................................      $  (115.7)      $  (137.3)     $    94.8
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of applicable income taxes.................           --              --             --
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net
  of applicable income taxes.....................            6.5             2.6            0.8
                                                     -------------   -------------  -------------
Unaudited pro forma income (loss) from
  continuing operations..........................      $  (122.2)      $  (139.9)     $    94.0
                                                     =============   =============  =============

Basic and diluted earnings per share; as
  reported ......................................          (1.18)      $   (1.31)     $    0.91
                                                     =============   =============  =============
Pro forma basic and diluted earnings per
  share..........................................      $   (1.25)      $   (1.33)     $    0.90
                                                     =============   =============  =============

The fair values of options granted during 2002 and 2000 were $8.18 and $2.50 per share, respectively; both estimated using the Black-Scholes option valuation model with the parameters stated below. Of the 2002 pro forma expense, $4.2 relates to options that were fully earned at year-end 2002; there will be no additional pro forma expense recognition for those options.

The pro forma adjustments relating to options granted are based on a fair value method using the Black-Scholes option-pricing model. Valuation and related assumption information used for the Phoenix options granted in 2002 include key variables: expected volatility of 34.9%, risk-free interest rate of 5.5% and common share dividend yield of 0.9%. Valuation and related assumption information used for the PXP options granted in 2000 include key variables: expected volatility of 27.7%, risk-free interest rate of 6.7% and common share dividend yield of
2.66%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because our share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, especially in a security traded for only a short time, in our opinion the existing models do not necessarily provide a reliable measure of the fair value of our share options. Despite these concerns, the Black-Scholes model was used to develop the pro forma amounts presented above.

A new standard was issued which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. It also requires annual and quarterly disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation.
We will adopt fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which will result in expense recognition for the award of stock options after December 31, 2002.

Restricted stock units and restricted stock

We record deferred compensation for the fair value of restricted common share awards and present deferred compensation as a separate, offsetting component of stockholders' equity. We recognized compensation expense over the vesting period of the restricted common shares.

During the third quarter of 2002, we awarded 573,477 restricted stock units valued at $13.95 per share. The expense of $8.0 associated with the award was recognized in 2002 with a corresponding credit to additional paid-in capital. The restriction period for this award ends June 25, 2006, at which time shares of our common stock will be issued to settle the restricted stock units obligations.

Prior to 2001, PXP issued restricted shares of its common stock to certain of its officers. An expense of $2.4 associated with these awards was recognized in 2000. In connection with our purchase of the minority interest in

PXP, all PXP restricted stock shares at year-end 2000 became fully vested in January 2001. PXP recognized non-recurring compensation expense of $1.5 in January 2001 as a result of the change in the restricted stock vesting provisions.

Restricted stock and stock units activity by number of units or common shares and average market price for the years 2002 (Phoenix) and 2001 and 2000 (PXP) follow:

                                       PHOENIX                                   PXP
                                                         ----------------------------------------------------
                                         2002                      2001                      2000
                                ----------------------   -----------------------   --------------------------
                                  UNITS        PRICE        SHARES       PRICE        SHARES        PRICE
                                ----------   ---------   -----------   ---------   -----------   ------------

Outstanding, beginning of year.        --    $   --          605,040    $    6.71      291,237    $    8.08
Awarded........................   573,477        13.95            --        --         467,382         6.31
Vested.........................        --        --         (604,473)        6.71     (127,612)        8.10
Forfeited......................        --        --             (567)        7.63      (25,967)        8.02
                                ----------               -----------               -----------
Outstanding, end of year.......   573,477    $   13.95            --    $   --         605,040    $    6.71
                                =============================================================================

Management restructuring expense and employment agreements

We have entered into agreements with certain key executives of both Phoenix Life and PXP that will, in certain circumstances, provide separation benefits upon the termination of the executive's employment by the company for reasons other than death, disability, cause or retirement, or by the executive for "good reason," as defined in the agreements. For most of these executives, the agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements.

We recorded a non-recurring expense of $39.1 ($25.4 after income taxes) in 2002 primarily in connection with organizational and employment-related costs of which $12.0 ($7.8 after income taxes) related to our Investment
Management segment. In the fourth quarter of 2002, we recorded an additional non-recurring expense of $4.3
($3.1 after income taxes) primarily associated with a work force reduction commitment of which $0.9 ($0.6 after income taxes) related to our Investment Management segment.

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The cost of post-employment benefits recognized and the underlying principal rates and assumptions used for the years 2002, 2001 and 2000 follow:

                                                                    2002             2001            2000
                                                              ---------------  ---------------- -------------

Cost components:

Recurring pension benefit cost (credit).....................    $    15.2        $    (2.1)       $    (5.0)
Recurring other post-retirement benefit costs...............          4.2              3.9              4.3
Savings plans cost..........................................          4.9              3.5              3.8
Other post-employment benefit cost (credit).................         --                0.4             (0.7)
                                                              ---------------  ---------------- -------------
Total continuing operations recurring cost..................         24.3              5.7              2.4
Total non-recurring and discontinued operations cost........          0.6             19.4             (1.2)
                                                              ---------------  ---------------- -------------
Total pension and other post-employment benefit cost........    $    24.9        $    25.1        $     1.2
                                                              ===============  ================ =============

                                                     F-37

                                                                    2002             2001            2000
                                                              ---------------  ---------------- -------------

Projected benefit obligation discount rate..................        6.5%             7.0%             7.5%
Future compensation increase rate...........................        3.5%             4.0%             4.5%
Pension plan assets long-term rate of return................        8.5%             9.0%             8.0%
Deferred investment gain/loss amortization corridor.........        5.0%             5.0%            10.0%
Future health care cost increase rate, age 64 and younger...       10.0%             5.5%             7.5%
Future health care cost increase rate, age 65 and older.....       12.0%             5.5%             7.5%

We recognize pension and other post-retirement benefit costs and obligations over the employees' expected service periods by discounting an estimate of aggregate benefits. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize an expense for our contributions to employee and agent savings plans at the time employees and agents make contributions to the plans. We also recognize the costs and obligations of severance, disability and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement.

In 2002, 2001 and 2000, we offered special retirement programs under which qualified participants' benefits under the employee pension plan were enhanced by adding five years to both the participants' age and years of service. As a result of participants' acceptance of the offers, we recognized non-recurring pension and other post-retirement benefit costs of $0.6, $23.2 and $4.5 for the years 2002, 2001 and 2000, respectively ($0.4,
$15.1, and $2.5, respectively after income taxes). In connection with the relocation of our annuity servicing operations in 2001 and the sale of our group life and health operations in 2000 (Note 13), we recognized a non-recurring pension cost of $0.6 in 2001 and a discontinued operations pension and other post-retirement benefit credit of $5.7 ($3.7 after income taxes) in 2000. In 2001, we changed the corridor used to amortize deferred actuarial gains and losses and recognized a non-recurring pension benefit credit for the year 2001 of
$4.4 ($2.9 after income taxes).

Pension plans. We have two defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal
Revenue Code. The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation.

Components of pension benefit cost for the years 2002, 2001 and 2000 follow:

                                                                   2002            2001            2000
                                                              -------------   -------------   -------------

Service cost................................................    $    14.0       $    12.1       $     9.7
Interest cost...............................................         34.5            32.4            28.6
Plan assets expected return.................................        (34.5)          (39.2)          (34.5)
Net (gain) loss amortization................................          1.7            (7.5)           (7.6)
Prior service cost amortization.............................          2.0             2.6             1.3
Net transition asset amortization...........................         (2.5)           (2.5)           (2.5)
                                                              -------------   -------------   -------------
Recurring pension benefit cost (credit).....................         15.2            (2.1)           (5.0)
                                                              -------------   -------------   -------------
Special retirement programs cost............................          0.6            16.5             3.3
Facility closing cost.......................................         --               0.6            --
Corridor gain...............................................         --              (4.4)           --
Discontinued operations credit..............................         --              --              (2.8)
                                                              -------------   -------------   -------------
Non-recurring and discontinued operations cost..............          0.6            12.7             0.5
                                                              -------------   -------------   -------------
Pension benefit cost (credit)...............................    $    15.8       $    10.6       $    (4.5)
                                                              =============   =============   =============

The employee pension plan is funded with assets held in a trust. The assets within the plan include corporate and government debt securities, equity securities, real estate and venture capital partnerships. The supplemental plan is unfunded. Changes in the plans' assets and projected benefit obligations for the years
2002 and 2001 follow:

                                                          Employee Plan               Supplemental Plan
                                                   ----------------------------  -----------------------------
                                                       2002           2001           2002           2001
                                                   -------------  -------------  -------------- --------------

Assets:
Plan assets' actual return......................     $   (43.2)     $   (28.4)     $    --        $    --
Employer contributions..........................          --             --              4.2            5.2
Participant benefit payments....................         (24.2)         (21.3)          (4.2)          (5.2)
                                                   -------------  -------------  -------------- --------------
Change in plan assets...........................         (67.4)         (49.7)          --             --
Plan assets, beginning of year..................         395.1          444.8           --             --
                                                   -------------  -------------  -------------- --------------
Plan assets, end of year........................     $   327.7      $   395.1      $    --        $    --
                                                   =============  =============  ============== ==============

Projected benefit obligation:

Service and interest cost accrual...............     $   (36.5)     $   (33.5)     $   (12.0)     $   (11.0)
Actuarial gain (loss)...........................         (23.2)           0.2          (17.8)         (23.7)
Plan amendments.................................         (11.8)          (4.3)          19.1          (14.5)
Curtailments....................................          --            (12.2)          (0.6)          (2.2)
Participant benefit payments....................          24.2           21.3            4.2            5.2
                                                   -------------  -------------  -------------- --------------
Change in projected benefit obligation..........         (47.3)         (28.5)          (7.1)         (46.2)
Projected benefit obligation, beginning of year.        (362.8)        (334.3)        (119.8)         (73.6)
                                                   -------------  -------------  -------------- --------------
Projected benefit obligation, end of year.......     $  (410.1)     $  (362.8)     $  (126.9)     $  (119.8)
                                                   =============  =============  ============== ==============

In addition to the liability for the excess of accrued pension cost of each plan over the amount contributed to the plan, we also recognize an additional liability for any excess of the accumulated benefit obligation of each plan over the fair value of plan assets. The offset to this additional liability is first recognized as an intangible asset, which is limited to unrecognized prior service, including any unrecognized net transition obligation. Any additional offsets are then recognized as an adjustment to accumulated other comprehensive income.

The funded status of the plans at year-end 2002 and 2001 follows:

                                                          Employee Plan                Supplemental Plan
                                                  ------------------------------  -----------------------------
                                                      2002            2001            2002            2001
                                                  --------------  --------------  --------------  -------------

Excess of accrued pension benefit cost
  over amount contributed to plan...............    $   (25.7)      $   (26.6)      $   (73.6)      $   (60.9)
Excess of accumulated benefit obligation
  over plan assets..............................        (25.3)           --             (37.9)          (40.8)
                                                  --------------  --------------  --------------  -------------
Accrued benefit obligation in other
  liabilities ..................................        (51.0)          (26.6)         (111.5)         (101.7)
Intangible asset  ..............................         14.2            --              --              18.6
Minimum pension liability adjustment in
  accumulated other comprehensive income........         11.1            --              37.9            22.2
                                                  --------------  --------------  --------------  -------------
Funding status recognized in balance sheet .....        (25.7)          (26.6)          (73.6)          (60.9)
                                                  --------------  --------------  --------------  -------------
Net unamortized gain (loss) ....................        (47.4)           55.4           (54.4)          (40.3)
Unamortized prior service (cost) credit ........        (14.2)           (3.9)            1.1           (18.6)
Net unamortized transition asset ...............          4.9             7.4            --              --
                                                  --------------  --------------  --------------  -------------
Funding status unrecognized in balance sheet ...        (56.7)           58.9           (53.3)          (58.9)
                                                  --------------  --------------  --------------  -------------
Plan assets greater (less) than
  projected benefit obligations, end of year ...    $   (82.4)      $    32.3       $  (126.9)      $  (119.8)
                                                  ==============  ==============  ==============  =============

At year-end 2002, we estimate minimum funding requirements for the employee pension plan of $138.0 through
2007, including $1.7 in 2003 and $8.6 in 2004.

Other post-employment benefits. The components of post-retirement health care benefit cost for the years 2002,
2001 and 2000 follow:

                                                                     2002            2001            2000
                                                                --------------  --------------  -------------

Service cost................................................      $     2.0       $     1.9       $     2.2
Interest cost...............................................            4.9             4.5             4.3
Net gain amortization.......................................           (2.5)           (2.7)           (2.2)
Prior service cost amortization.............................           (0.2)            0.2            --
                                                                --------------  --------------  -------------
Recurring other post-retirement benefit cost................            4.2             3.9             4.3
                                                                --------------  --------------  -------------
Special retirement program cost.............................           --               6.7             1.2
Discontinued operations credit..............................           --              --              (2.9)
                                                                --------------  --------------  -------------
Non-recurring and discontinued operations cost (credit).....           --               6.7            (1.7)
                                                                --------------  --------------  -------------
Other post-retirement benefit cost..........................      $     4.2       $    10.6       $     2.6
                                                                ==============  ==============  =============

Our other post-retirement plans are unfunded and participant benefit payments are represented by employer contributions. Changes in the plans' projected benefit obligation for the years 2002 and 2001 follow:

                                                                                     2002            2001
                                                                                --------------  --------------

Service and interest cost accrued.............................................    $    (6.9)      $    (6.4)
Actuarial gain (loss).........................................................        (21.3)            3.7
Plan amendments...............................................................         16.2            (2.4)
Curtailments..................................................................         --              (6.6)
Participant benefit payments..................................................          6.6             5.5
                                                                                --------------  --------------
Change in projected benefit obligation........................................         (5.4)           (6.2)
Projected benefit obligations, beginning of year..............................        (68.8)          (62.6)
                                                                                --------------  --------------
Projected benefit obligations, end of year....................................    $   (74.2)      $   (68.8)
                                                                                ==============  ==============

The funded status of the other post-retirement plans at year-end 2002 and 2001 follows:

                                                                                     2002            2001
                                                                                --------------  --------------

Accrued benefit obligation included in other liabilities......................    $  (106.4)      $  (108.7)
                                                                                --------------  --------------
Net unamortized gain..........................................................         18.3            42.0
Unamortized prior service (costs) credits.....................................         13.9            (2.1)
                                                                                --------------  --------------
Funding status unrecognized in balance sheet..................................         32.2            39.9
                                                                                --------------  --------------
Plan assets less than projected benefit obligations, end of year..............    $   (74.2)      $   (68.8)
                                                                                ==============  ==============

The health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation by $3.1 and the annual service and interest cost by $0.4. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $3.0 and the annual service and interest cost by $0.4.

Savings plans. We also sponsor savings plans for our qualified employees and agents. Employees and agents may contribute a portion of their compensation, subject to certain limitations, to the plans. We contribute an additional amount, subject to limitation, based on the employee or agent contribution. Our contributions may be in the form of either our common stock or cash.

11. Other Comprehensive Income

We record unrealized gains and losses on available-for-sale securities, minimum pension liability adjustments in excess of unrecognized prior service cost, foreign currency translation gains and losses and effective portions of

the gains or losses on derivative instruments designated as cash flow hedges in accumulated other comprehensive income. Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income until the related securities are sold, reclassified or deemed to be impaired. Minimum pension liability adjustments in excess of unrecognized prior service cost are adjusted or eliminated in subsequent periods to the extent that plan assets exceed accumulated benefits. Foreign currency translation gains and losses are recorded in accumulated other comprehensive income until the foreign entity is sold or liquidated or the functional currency of that entity is deemed to be highly inflationary. The effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings in the same period in which the hedged transaction affects earnings. If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

Sources of other comprehensive income for the years 2002, 2001 and 2000 follow:

                                          2002                      2001                      2000
                               -------------------------  -------------------------  ---------------------------
                                   Gross         Net         Gross         Net         Gross         Net
                               ------------  -----------  ------------  -----------  -----------  ------------

Gains (losses) on investments.   $  677.3     $  137.7      $   86.5     $    6.9     $  205.2     $   57.6
Gains (losses) on affiliate
  debt securities.............     (116.5)       (75.7)        110.6         71.9         --           --
Net realized investment gains
  (losses) on available-for-
  sale securities included
  in net income...............      (50.5)       (32.8)        (17.0)       (12.9)       (90.6)       (58.9)
                               ------------  -----------  ------------  -----------  -----------  ------------
Net unrealized investment
  gains (losses)..............      510.3         29.2         180.1         65.9        114.6         (1.3)
Net unrealized derivative
  instruments gains...........        5.3          3.4           7.7          5.0         --           --
Net unrealized foreign
  currency translation
  adjustment .................        7.1          1.2          (2.6)        (1.7)        (7.1)        (4.6)
Minimum pension liability
  adjustment..................      (26.8)       (17.4)        (12.8)        (8.3)         2.5          1.6
                               ------------  -----------  ------------  -----------  -----------  ------------
Other comprehensive
  income......................      495.9     $   16.4         172.4     $   60.9        110.0     $   (4.3)
                               ------------  ===========  ------------  ===========  -----------  ============
Applicable policyholder
  dividend obligation.........      369.4                      108.8                      --
Applicable deferred
  policy acquisition
  cost amortization...........       95.9                      (28.5)                    116.6
Applicable deferred
  income taxes (benefit)......       14.2                       31.2                      (2.3)
                               --------------             -------------             -------------
Offsets to other
  comprehensive income........      479.5                      111.5                     114.3
                               --------------             -------------             -------------
Other comprehensive
  income......................   $   16.4                   $   60.9                  $   (4.3)
                               ==============             =============             =============

Components of accumulated other comprehensive income at year-end 2002 and 2001 follows:

                                                                    2002                      2001
                                                          -------------------------  -------------------------
                                                             Gross         Net         Gross         Net
                                                          ------------  -----------  -----------  ------------

Unrealized gains on investments........................     $  775.9     $  125.3     $  265.6     $   96.1
Unrealized gains on derivative instruments.............         13.0          8.4          7.7          5.0
Unrealized currency translation adjustment.............         (1.6)        (4.4)        (8.7)        (5.6)
Minimum pension liability adjustment (Note 10).........        (49.0)       (31.8)       (22.2)       (14.4)
                                                          ------------  -----------  -----------  ------------
Accumulated other comprehensive income.................        738.3     $   97.5        242.4     $   81.1
                                                          ------------  ===========  -----------  ============
Applicable policyholder dividend obligation............        478.2                     108.8
Applicable deferred policy acquisition costs...........        106.3                      10.4
Applicable deferred income taxes.......................         56.3                      42.1
                                                          -------------             -------------
Offsets to other comprehensive income..................        640.8                     161.3
                                                          -------------             -------------
Accumulated other comprehensive income.................     $   97.5                  $   81.1
                                                          =============             =============

12. Earnings Per Share

We calculate earnings per share (EPS) on two bases: basic and diluted. We calculate basic EPS by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. We calculate diluted EPS similarly except that, if applicable, we adjust earnings to reflect earnings had the dilutive potential common shares been issued during the period, and we increase the weighted-average number of shares to include the issuance of the dilutive potential common shares.

Common stock equivalents, including stock options, restricted stock units and equity units, have not been included in the diluted earnings per share calculation because the effect would be anti-dilutive. If the effect had been dilutive, there would have been 573,477 common stock equivalent shares from restricted stock units for the year 2002. The weighted-average effect from the restricted stock units on the year would have been 143,369 common stock equivalent shares. Stock options and equity units were not included in the computation of diluted earnings per share because the related stock options exercise prices of $15.90 and $16.20 and equity units threshold appreciation price of $8.8206 were greater than the average market price of the common stock.

The 2001 and 2000 weighted-average shares outstanding is pro forma and is based on the weighted-average shares outstanding for the period from the demutualization and initial public offering to year-end 2001.

13. Discontinued Operations

During 1999, we discontinued the operations of three of our business segments which in prior years had been reflected as reportable business segments: reinsurance operations, group life and health operations and real estate management operations. We sold several operations, had a signed agreement to sell one of the operations and we implemented plans to withdraw from the remaining businesses. The operating results of discontinued
operations and the gain or loss on disposal are shown in the table below.

During 1999, we placed certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts.

We established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance and other reinsurance to cover our losses and the likely legal and administrative costs of winding down the business.

Total reserves were $35.0 and $60.0 and total reinsurance recoverables were $65.0 and $30.0 at year-end 2002 and 2001, respectively. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available from our finite reinsurance coverage is currently $120.0. The amount of our total financial provisions at year-end 2002 was therefore $90.0, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite aggregate excess-of-loss reinsurance. Based on the most recent information, we did not recognize any additional reserve provisions during 2002 and 2001. In 2000, we increased reserves by
$97.0 (before income taxes) to reflect expected deteriorating trends in claim experience and higher expenses.

We expect the additional reserves and aggregate excess-of-loss reinsurance coverage to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes.

A significant portion of the claims arising from our discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc. (Unicover). Unicover organized and managed a group, or pool, of insurance companies (Unicover pool) and certain other facilities, which reinsured the life and health insurance components of workers' compensation insurance policies issued by various property and casualty insurance companies. We were a member of the Unicover pool and we terminated our participation in the pool effective March 1, 1999. Additional information on reinsurance disputes is included in Note 17.

In April 2000, we exited the group life and health business and sold all of the common stock of three subsidiaries and 97% of the common stock of another subsidiary, which was renamed GE Group Life Assurance
Company to GE Financial Assurance Holdings, Inc. (GE). We retained the remaining 3.0% of that insurer. The sales proceeds totaled $283.9, with $238.9 in cash and $45.0 in common stock, representing a 3.1% interest in
GE Life and Annuity Assurance Company, a subsidiary of GE. In October 2000, we also sold all of the common stock of two other life and health subsidiaries to GE. The sales proceeds totaled $2.0. The net gain on the sales of $71.7 is reported as gain on disposal of discontinued operations. We have the right to put these shares of GE Group Life Assurance Company and GE Life and Annuity Assurances Company to GE beginning in 2005.

In May 2000, we sold our investment in 50% of the outstanding common stock of a real estate property management firm, for $6.0. The transaction resulted in a loss of $0.6.

The operating results of discontinued operations and the loss on disposal for the year 2000 are presented below. There were no additional operating results for the years ended 2002 and 2001. Earnings from discontinued
operations follow:

                                                                  Group Life      Real Estate
                                                 Reinsurance      and Health      Management         Total
                                               --------------   --------------  --------------   -------------

Revenue......................................    $     --         $    117.6      $      0.4       $   118.0
                                               ==============   ==============  ==============   =============

Income from discontinued operations
  before income taxes........................    $     --         $     14.8      $     (0.3)      $    14.5
Applicable income taxes (benefit)............          --                5.2            (0.1)            5.1
                                               --------------   --------------  --------------   -------------
Income from discontinued operations..........    $     --         $      9.6      $     (0.2)      $     9.4
                                               ==============   ==============  ==============   =============

Gain (loss) on disposal of
  discontinued operations....................    $   (103.0)      $     71.7      $     (0.6)      $   (31.9)
Applicable income taxes (benefit)............         (36.0)            25.2            (0.2)          (11.0)
                                               --------------   --------------  --------------   -------------
Loss on disposal of discontinued operations..    $    (67.0)      $     46.5      $     (0.4)      $   (20.9)
                                               ==============   ==============  ==============   =============

We have excluded assets and liabilities of the discontinued operations from the assets and liabilities of continuing operations and separately identified them on our balance sheet.

14. Fair Value of Financial Instruments and Derivative Instruments

The carrying amounts and estimated fair values of financial instruments at year-end 2002 and 2001 follow:

                                                      2002                              2001
                                        ---------------------------------  --------------------------------
                                            Carrying            Fair           Carrying           Fair
                                             Value             Value            Value            Value
                                        ---------------   ---------------  ---------------  ---------------

Cash and cash equivalents.............    $   1,058.5       $   1,058.5      $     815.5      $     815.5
Debt securities (Note 5)..............       11,841.4          11,841.4          9,607.7          9,607.7
Equity securities (Note 5)............          391.2             391.2            290.9            290.9
Mortgage loans (Note 5)...............          468.8             488.2            535.8            554.1
Derivative financial instruments......           52.7              52.7             20.6             20.6
Policy loans (Note 5).................        2,195.9           2,367.9          2,172.2          2,252.9
                                        ---------------   ---------------  ---------------  ---------------
Financial assets......................    $  16,008.5       $  16,199.9      $  13,442.7      $  13,541.7
                                        ===============   ===============  ===============  ===============
Investment contracts (Note 3).........    $   3,428.5       $   3,514.7      $   1,548.7      $   1,549.4
Stock purchase contracts (Note 6).....          147.2             147.2             --               --
Indebtedness (Note 6).................          644.3             614.4            599.3            608.9
Derivative financial
  instruments (Note 14)...............           26.5              26.5             10.5             10.5
                                        ---------------   ---------------  ---------------  ---------------
Financial liabilities.................    $   4,246.5       $   4,302.8      $   2,158.5      $   2,168.8
                                        ===============   ===============  ===============  ===============

Derivative instruments

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates. Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments.

All derivative instruments are recognized on the balance sheet at fair value. Generally, each derivative is designated according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

Except for the foreign currency swaps discussed below, all fair value hedges are accounted for under the shortcut method with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded to the hedged item's balance sheet carrying amount. Changes in the fair value of foreign currency swaps used as hedges of the fair value of foreign currency denominated assets are reported in current period earnings with the change in value of the hedged asset attributable to the hedged risk.

Cash flow hedges are generally accounted for under the shortcut method with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded in accumulated other comprehensive income. The effective portion of changes in fair values of derivatives hedging the variability of cash flows related to forecasted transactions are reported in accumulated other comprehensive income and reclassified into earnings in the periods during which earnings are affected by the variability of the cash flows of the hedged item.

Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in net investment income in the period incurred.

Fair value hedges

We currently hold interest rate swaps that convert a portion of our fixed rate debt portfolio to variable rate debt. These hedges are accounted for under the shortcut method and, therefore, no hedge ineffectiveness is recorded in current period earnings associated with these interest rate swaps.

During 2001 and a portion of 2002, we held foreign currency swaps that hedged the fair value of foreign currency denominated available-for-sale securities that backed U.S. dollar denominated liabilities. We recognized ineffectiveness of $0.3 (after income taxes) and $0.8 (after income taxes) for the years 2002 and
2001, respectively.

Cash flow hedges

We currently hold interest rates swaps that effectively convert variable rate bond cash flows to fixed cash flows in order to better match the cash flows of associated liabilities. These hedges are accounted for under the shortcut method and, therefore, no hedge ineffectiveness was recorded in earnings for 2002 and 2001. We do not expect to reclassify any amounts reported in accumulated other comprehensive income into earnings over the next twelve months with respect to these hedges.

We recognized an after-tax gain of $1.8 and $3.0 for the years 2002 and 2001 in accumulated other comprehensive income related to changes in fair value of interest rate forward swaps designated as cash flow hedges of the forecasted purchase of assets. At year-end 2002 we expect to reclassify into earnings over the next twelve months $0.6 of the deferred after tax gains on these derivative instruments. For the year 2001, we reclassified an after-tax gain of $0.3 to net realized investment gains related to these same derivatives.

Non-hedging derivatives

We also hold interest rate swaps that were initially entered into as hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities. Subsequently, offsetting swap positions were taken to lock in a stream of income to supplement the income on the assets purchased.

On January 1, 2001, we recorded a net-of-tax cumulative effect adjustment of $1.3 (gain) in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments. We recorded an offsetting net-of-tax cumulative effect adjustment of $1.3 (loss) in earnings to recognize the difference attributable to the hedged risks between the carrying values and fair values of the related hedged assets and liabilities. We also recorded a net-of-tax cumulative effect adjustment of $1.1 (gain) in accumulated other comprehensive income to recognize, at fair value, all derivatives that are designated as cash-flow hedging instruments. For derivative instruments that were not designated as hedges, we also recorded a cumulative effect adjustment of $6.9 in earnings, ($3.9 after income taxes) in earnings to recognize these instruments at fair value.

We held the following positions in derivative instruments at year-end 2002 and 2001 at fair value:

                                                                    2002                      2001
                                                          ------------------------  --------------------------
                                 Notional
                                  Amount      Maturity       Asset      Liability      Asset      Liability
                               -----------  -----------  ------------  -----------  -----------  -------------
Interest rate swaps:

  Fair value hedges...........  $   150         2032       $    15.6    $    --      $     2.9    $     0.8
  Cash flow hedges............       30         2007             5.6         --            3.1          0.5
  Non hedges..................      360         2007            30.7         26.5         13.8          9.2
Other.........................      135        2003-08           0.8         --            0.8         --
                               -----------                -----------  -----------  -----------  -------------
Total derivative
  instrument positions........ $   675                    $     52.7    $    26.5    $    20.6    $    10.5
                               ===========                ===========  ===========  ===========  =============

We are exposed to credit risk in the event of nonperformance by counterparties to these derivative instruments.
We do not expect that counterparties will fail to meet their financial obligation as we only enter into derivative contracts with a number of highly rated financial institutions. The credit exposure of these instruments is the positive fair value at the reporting date, or $52.7 and $20.6 at year-end 2002 and 2001, respectively. We consider the likelihood of any material loss on these instruments to be remote.

15. Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.

As of January 1, 2001 the New York Insurance Department adopted the National Association of Insurance
Commissioner's (NAIC) Codification of Statutory Accounting Principles guidance, with the exception for accounting for deferred income taxes. Codification guidance replaced the accounting practices and procedures manual as the NAIC's primary guidance on statutory accounting; it also provides guidance for areas where statutory accounting has been silent and changed current statutory accounting in other areas. The effect of adoption decreased the statutory surplus of our insurance subsidiaries by $66.4, primarily as a result of non-admitting certain assets and recording increased investment reserves. As of year-end 2002, the New York
Insurance Department adopted the NAIC codification guidance for accounting for deferred income taxes.

At year-end 2002, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

     •   policy acquisition costs are expensed when incurred;
     •   investment reserves are based on different assumptions;
     •   surplus notes are included in surplus rather than debt;
     •   post-retirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;
     •   life insurance reserves are based on different assumptions; and
     •   net deferred income tax assets in excess of 10% of previously filed statutory capital and surplus are not recorded.

Statutory financial data for Phoenix Life at year-end 2001 and 2002 and for the years 2002, 2001 and 2000 are as follows:

                                                                2002             2001            2000
                                                           --------------   --------------  --------------

Statutory capital and surplus,
  and asset valuation reserve..........................      $ 1,008.0        $ 1,371.3       $ 1,882.5
Statutory gain from operations.........................      $    44.5        $   119.9           266.4
Statutory net income (loss)............................      $     7.5        $   (13.4)      $   266.1

New York Insurance Law requires that New York life insurers report their risk based capital (RBC). RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York insurance law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. Phoenix Life and each of its insurance subsidiaries' RBC was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) at year-end 2002 and 2001.

Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval in the amount of the lesser of 10% of Phoenix Life's capital and surplus as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $113.8 and $132.3 in 2002 and 2001, respectively, and will be able to pay dividends of $44.5 in 2003 without prior approval from the New
York Insurance Department. Any additional dividend payments in 2003 are subject to the discretion of the New
York Superintendent of Insurance.

16. Premises and Equipment

Premises and equipment, consisting primarily of office buildings occupied by us, are stated at cost less accumulated depreciation. We depreciate real estate on the straight-line method over 10 to 45 years. We depreciate equipment primarily on the modified accelerated method over 3 to 10 years. We depreciate leasehold improvements over the terms of the related leases.

Premises and equipment are included in other general account assets in our balance sheet. Cost and carrying value at year-end 2002 and 2001 follow:

                                                              2002                          2001
                                                  -----------------------------  ----------------------------
                                                                    Carrying                      Carrying
                                                      Cost           Value           Cost          Value
                                                  -------------   -------------  -------------  -------------

Real estate....................................     $  155.5        $   72.1       $  157.1       $   79.1
Equipment......................................        171.7            30.6          157.6           31.4
Leasehold improvements.........................         10.5             7.3            9.7            7.3
                                                  -------------   -------------  -------------  -------------
Premises and equipment.........................     $  337.7        $  110.0       $  324.4       $  117.8
                                                  =============   =============  =============  =============

Rental expenses for operating leases for continuing operations, principally with respect to buildings, amounted to $12.1, $13.4 and $14.1 in 2002, 2001 and 2000, respectively. Future minimum rental payments under non-cancelable operating leases for continuing operations were $54.8 at year-end 2002, payable as follows:
2003, $15.3; 2004, $11.0; 2005, $9.0; 2006, $6.3; 2007, $5.4; and $7.8 thereafter.

17. Contingent Liabilities

As described in Note 13, a significant portion of the claims arising from our discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc. (Unicover). We are involved in disputes relating to the activities of Unicover. Under Unicover's underwriting authority, the Unicover pool and Unicover facilities wrote a dollar amount of reinsurance coverage that was many times greater than originally estimated. As a member of the Unicover pool, we are involved in several proceedings in which the pool members assert that they can deny coverage to certain insurers that claim that they purchased reinsurance coverage from the pool.

Further, we were, along with Sun Life Assurance of Canada (Sun Life) and Cologne Life Reinsurance Company
(Cologne Life), a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other
Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, we joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, we and Sun Life sought to cancel our retrocession agreements on the grounds that material misstatements and nondisclosures were made to us about, among other things, the amount of risks we would be reinsuring. The arbitration proceeded only with respect to the Unicover pool because we, Sun Life and Cologne Life reached settlement with the two
Unicover facilities in the first quarter of 2000. On October 8, 2002, the arbitration panel issued its decision. The financial implications of the decision are consistent with our current financial provisions.

In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. Currently, we are involved in separate arbitration proceedings with certain of our own retrocessionaires which are seeking on various grounds to avoid paying any amounts to us. Because the same retrocession program that covers our
Unicover business covers a significant portion of our other remaining group accident and health reinsurance business, we could have additional material losses if one or more of our retrocessionaires successfully avoids its obligations.

During 2000, we reached settlements with several of the companies involved in Unicover. In January 2000, we and the other member companies of the Unicover pool settled with EBI Indemnity Company and affiliates of the Orion
Group (EBI/Orion), by which all pool members were released from their obligations as reinsurers of EBI/Orion.
Also in January 2000, we settled with Reliance Insurance Company (Reliance) and its parent Reliance Group
Holdings, Inc. and were released from our obligations as a reinsurer of the so-called Reliance facility. In
March 2000, we settled with Reliance, Lincoln National Life Insurance Company and Lincoln National Health and
Casualty Company, releasing us from our obligation as a reinsurer of the so-called Lincoln facility. In May
2000, we reached an agreement with one of our retrocessionaires, and recovered a substantial portion of its settlement cost on the Reliance settlement. Financial terms of these settlements were consistent with the provisions we established in 1999. There was no effect on net income resulting from these settlements for year-end 2000.

A second set of disputes involves personal accident business that was reinsured in the London reinsurance market in the mid-1990s in which we participated. The disputes involve multiple layers of reinsurance, and allegations that the reinsurance program created by the brokers involved in placing those layers was interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in arbitrations in which those top layer companies are attempting to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, many of these companies are currently participating in negotiations of the disputes for certain contract years, and we believe that similar discussions will follow for the remaining years.
Although we are vigorously defending our contractual rights, we are actively involved in the attempt to reach negotiated business solutions.

Given the uncertainty associated with litigation and other dispute resolution proceedings, and the expected long-term development of net claims payments, the estimated amount of the loss on disposal of reinsurance discontinued operations may differ from actual results. However, it is our opinion, after consideration of the provisions made in these financial statements, as described above, that future developments will not have a material effect on our financial position.

18. Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information at year-end 2002 and 2001 and for the year 2002 and the period from inception (June 25, 2001) through December 31, 2001 follows:

                                                                                  2002            2001
                                                                             --------------  --------------
Financial Position
Investments in and advances to subsidiaries..............................      $ 2,663.3       $ 2,693.7
Hilb, Rogal and Hamilton common stock, at fair value (Note 5)............          148.2            --
Cash and cash equivalents................................................           30.4           205.0
Intangible assets (Note 10)..............................................           14.2            18.6
Other assets.............................................................           87.6            17.2
                                                                             --------------  --------------
Total assets.............................................................      $ 2,943.7       $ 2,934.5
                                                                             ==============  ==============

Stock purchase contracts (Note 6)........................................      $   147.2       $    --
Indebtedness (Note 6)....................................................          469.3           299.2
Accrued pension and post-employment benefits (Note 10)...................          268.9           237.0
Other liabilities (Note 10)..............................................           26.6             2.6
                                                                             --------------  --------------
Total liabilities .......................................................          912.0           538.8
Total stockholders' equity ..............................................        2,031.7         2,395.7
                                                                             --------------  --------------
Total liabilities and stockholders' equity ..............................      $ 2,943.7       $ 2,934.5
                                                                             ==============  ==============

Results of Operations
Dividends received from subsidiaries.....................................      $   113.8        $   132.3
Investment income, principally from subsidiaries.........................           15.2              1.8
Net realized investment gains............................................            1.7             --
                                                                             --------------   --------------
Total revenues...........................................................          130.7            134.1
                                                                             --------------   --------------
Interest expense.........................................................           15.8              0.3
Demutualization expense..................................................            1.8             42.6
Other operating expenses.................................................            7.2              2.0
                                                                             --------------   --------------
Total expenses...........................................................           24.8             44.9
                                                                             --------------   --------------
Income before income taxes and equity in
  undistributed losses of subsidiaries ..................................          105.9             89.2
Income taxes (benefit)...................................................           (2.2)            (8.0)
                                                                             --------------   --------------
Income before equity in undistributed earnings of subsidiaries...........          108.1             97.2
Equity in undistributed losses of subsidiaries ..........................         (354.1)          (125.9)
                                                                             --------------   --------------
Net loss.................................................................      $  (246.0)       $   (28.7)
                                                                             ==============   ==============

                                                                                  2002            2001
                                                                             --------------  --------------

Parent Company Cash Flows
Cash dividends received from subsidiary...................................    $    67.0       $   132.3
Investment income received................................................         11.7             0.1
Interest, income taxes and other expenses paid, net.......................        (17.4)          (42.1)
                                                                            --------------  --------------
Cash from operating activities............................................         61.3            90.3
                                                                            --------------  --------------
Advances to subsidiaries and capital contributed to subsidiaries..........       (287.4)         (240.6)
Purchase of subsidiaries..................................................         --            (659.8)
Equity security purchases.................................................       (157.4)           --
Debt and equity security sales............................................         72.8            --
                                                                            --------------  --------------
Cash for investing activities.............................................       (372.0)         (900.4)
                                                                            --------------  --------------
Stock purchase contract and indebtedness proceeds.........................        283.0           290.1
Common stock issuance.....................................................         --             831.0
Common stock repurchase...................................................       (131.1)          (64.6)
Common stock dividend paid................................................        (15.8)           --
Payments to subsidiary to reimburse policyholder
  credits and payments in lieu of stock...................................         --             (41.4)
                                                                            --------------  --------------
Cash from financing activities............................................        136.1         1,015.1
                                                                            --------------  --------------
Change in cash and cash equivalents.......................................    $  (174.6)      $   205.0
                                                                            ==============  ==============

19. Supplemental Unaudited Financial Information

Summarized selected quarterly financial data for the years 2002 and 2001 follows:

                                                              2002                           2001
                                                  -----------------------------   ----------------------------
                                    Quarter          Amount        Per Share         Amount       Per Share
                                ----------------  --------------  -------------   -------------  -------------

Revenues                        March 31            $   593.9                       $   565.6
                                June 30                 592.4                           628.3
                                September 30            654.8                           611.1
                                December 31             611.8                           629.3

Income (loss) before            March 31            $    28.9       $     .29       $  (112.6)     $   (1.08)
  cumulative effect             June 30                 (37.2)           (.37)            4.0            .04
  of accounting changes         September 30            (93.0)           (.96)          (21.2)          (.20)
                                December 31             (14.4)           (.15)           (7.5)          (.07)

Net income (loss)               March 31            $  (101.4)      $   (1.00)      $  (157.5)     $   (1.51)
                                June 30                 (37.2)           (.37)          (16.5)          (.16)
                                September 30            (93.0)           (.96)          (21.2)          (.20)
                                December 31             (14.4)           (.15)           (7.5)          (.07)

                                                 EXHIBIT INDEX

    Exhibit
----------------

            2.1     Plan of Reorganization

            3.1     Form of Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc.
                    (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-73896), filed on November 21,
                    2001, as amended)

            3.2     Form of By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit
                    3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
                    333-73896), filed on November 21, 2001, as amended)

            4.1     Indenture, dated as of December 27, 2001, between The Phoenix Companies, Inc. and SunTrust
                    Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies,
                    Inc. annual report on Form 10-K filed March 27, 2001

            4.2     Specimen of global bond, dated as of December 27, 2001, issued by The Phoenix Companies,
                    Inc. (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2001

            4.3     Fiscal Agency Agreement, dated as of November 25, 1996, between Phoenix Home Life Mutual
                    Insurance Company, as Issuer and The Bank of New York as Fiscal Agent (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form
                    S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)

            4.4     Global Note, dated as of November 25, 1996, between Phoenix Home Life Mutual Insurance
                    Company, Bear, Stearns & Co, Inc., Chase Securities Inc., Merrill Lynch & Co. and The Bank
                    of New York (incorporated herein by reference to Exhibit 10.25 to The Phoenix Companies,
                    Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9,
                    2001, as amended)

            4.5     Underwriting Agreement General Terms and Conditions, dated December 16, 2002, including the
                    Pricing Agreement, dated December 16, 2002 (Equity Units of the Company (incorporated herein by reference to Exhibit 1.1 to The Phoenix Companies, Inc. current report on Form
                    8-K dated December 16, 2002)

            4.6     Subordinated Indenture, dated as of December 20, 2002 between the Company and SunTrust Bank as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc.
                    current report on Form 8-K dated December 16, 2002)

            4.7     Supplemental Indenture No. 1, dated as of December 20, 2002, to the Subordinated Indenture incorporated by reference as Exhibit 4.6 hereto, between the Company and SunTrust Bank as
                    Trustee (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc.
                    current report on Form 8-K dated December 16, 2002)

            4.8     Purchase Contract Agreement, dated as of December 20, 2002, between the Company and
                    SunTrust Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to The Phoenix Companies, Inc. current report on Form 8-K dated December 16, 2002)

            4.9     Pledge Agreement, dated as of December 20, 2002, between the Company and SunTrust Bank as
                    Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent
                    (incorporated herein by reference to Exhibit 4.4 to The Phoenix Companies, Inc. current report on Form 8-K dated December 16, 2002)

           4.10     Remarketing Agreement, dated December 20, 2002, by and among the Company, Morgan Stanley &
                    Co. Incorporated as Remarketing Agent, and SunTrust Bank as Purchase Contract Agent
                    (incorporated herein by reference to Exhibit 4.5 to The Phoenix Companies, Inc. current report on Form 8-K dated December 16, 2002)

           10.1     Phoenix Home Life Mutual Insurance Company Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333- 55268), filed on February 9, 2001, as amended)

           10.2     The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to
                    Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333-55268), filed on February 9, 2001, as amended)

           10.3     Phoenix Home Life Mutual Insurance Company Mutual Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1
                    (Registration No. 333- 55268), filed on February 9, 2001, as amended)

           10.4     The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to
                    Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333-55268), filed on February 9, 2001, as amended)

           10.5     Phoenix Home Life Mutual Insurance Company Excess Benefit Plan (incorporated herein by reference to Exhibit 10.5 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333- 55268), filed on February 9, 2001, as amended)

           10.6     Amendment to Phoenix Home Life Mutual Insurance Company Excess Benefit Plan (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Registration Statement
                    on Form 8-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)

           10.7     Second Amendment to Phoenix Home Life Mutual Insurance Company Excess Benefit Plan
                    (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

           10.8     Third Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated
                    effective January 1, 1988 (incorporated herein by reference to Exhibit 10.8 to The Phoenix
                    Companies, Inc. annual report of Form 10-K filed March 27, 2001)

           10.9     Fourth Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated effective January 1994 (incorporated herein by reference to Exhibit 10.9 to The
                    Phoenix Companies, Inc. annual report of Form 10-K filed March 27, 2001)

          10.10     Phoenix Home Life Mutual Insurance Company Excess Investment Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Registration Statement on Form S-1
                    (Registration No. 333- 55268), filed on February 9, 2001, as amended)

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

          10.12     Second Amendment to Phoenix Home Life Mutual Insurance Company Excess Investment Plan
                    (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.13     Third Amendment to Phoenix Home Life Mutual Insurance Company Excess Investment Plan
                    (incorporated herein by reference to Exhibit 10.11 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.14     The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003 *

          10.15     Phoenix Investment Partners 2001 Phantom Option Plan *

          10.16     Phoenix Investment Partners 2002 Phantom Option Plan *

          10.17     Phoenix Investment Partners, Ltd 2002 Management Incentive Plan - Corporate *

          10.18     Phoenix Investment Partners, Ltd 2002 - Associate Incentive Plan *

          10.19     Phoenix Investment Partners, Ltd 2002 Investment Incentive Plan - DPIM Fixed Income *

          10.20     Stockholder Rights Agreement, dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333 73896), filed on November 21, 2001, as amended)

          10.21     Binder of Reinsurance, dated as of September 30, 1999, between Phoenix Home Life Mutual
                    Insurance Company, American Phoenix Life & Reassurance Company and European Reinsurance
                    Company of Zurich (Bermuda Branch)(+) (incorporated herein by reference to Exhibit 10.36 to
                    The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No.
                    333-55268), filed on February 9, 2001, as amended)

          10.22     Amendment No. 1, dated as of February 1, 2000, to the Binder of Reinsurance, dated as of
                    September 30, 1999, between Phoenix Home Life Mutual Insurance Company, American Phoenix
                    Life & Reassurance Company and European Reinsurance Company of Zurich (Bermuda Branch)( +)
                    (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.23     Stock Purchase Agreement, dated as of June 23, 1999, between Banco Suquia S.A. and PM
                    Holdings, Inc. (incorporated herein by reference to Exhibit 10.41 to The Phoenix Companies,
                    Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9,
                    2001, as amended)

          10.24     Acquisition Agreement, dated as November 10, 1999, between Selling Management Shareholders,
                    Aberdeen Asset Management PLC, The Standard Life Assurance Co., The Non-Selling Management
                    Shareholders, Lombard International Assurance SA and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Registration Statement on Form
                    S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.25     Stock Purchase Agreement, dated as of November 12, 1999, by and between TCW/EMCO Holding
                    LLC and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10.44 to The Phoenix
                    Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed on
                    February 9, 2001, as amended)

          10.26     Stock Purchase and Exchange Agreement, dated as of December 9, 1999, by and among GE
                    Financial Assurance Holdings, Inc., GE Life and Annuity Assurance Company, PM Holdings,
                    Inc. and Phoenix Group Holdings, Inc. (incorporated herein by reference to Exhibit 10.45 to
                    The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
                    333-55268), filed on February 9, 2001, as amended)

          10.27     Amendment No.1, dated as of December 29, 1999, to the Stock Purchase and Exchange
                    Agreement, dated as of December 9, 1999, by and among GE Financial Assurance Holdings,
                    Inc., GE Life and Annuity Assurance Company, PM Holdings, Inc. and Phoenix Group Holdings,
                    Inc. (incorporated herein by reference to Exhibit 10.46 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333- 55268), filed on February 9,
                    2001, as amended)

          10.28     Amendment No.2, dated as of February 23, 2000, to the Stock Purchase and Exchange
                    Agreement, dated as of December 9, 1999, by and among GE Financial Assurance Holdings,
                    Inc., GE Life and Annuity Assurance Company, PM Holdings, Inc. and Phoenix Group Holdings,
                    Inc. (incorporated herein by reference to Exhibit 10.47 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-1 (Registration No. 333- 55268), filed on February 9,
                    2001, as amended)

          10.29     Amendment No.3, dated as of April 1, 2000, to the Stock Purchase and Exchange Agreement,
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
                    (incorporated herein by reference to Exhibit 10.48 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.30     Amendment No.4, dated as of April 1, 2000, to the Stock Purchase and Exchange Agreement,
                    dated as of December 9, 1999, by and among GE Financial Assurance Holdings, Inc., GE Life and Annuity Assurance Company, PM Holdings, Inc. and Phoenix Group Holdings, Inc.
                    (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.31     Amendment No.5, dated as of April 1, 2000, to the Stock Purchase and Exchange Agreement,
                    dated as of December 9, 1999, by and among GE Financial Assurance Holdings, Inc., GE Life and Annuity Assurance Company, PM Holdings, Inc. and Phoenix Group Holdings, Inc.
                    (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.32     Amendment No.6, dated as of April 1, 2000, to the Stock Purchase and Exchange Agreement,
                    dated as of December 9, 1999, by and among GE Financial Assurance Holdings, Inc., GE Life and Annuity Assurance Company, PM Holdings, Inc. and Phoenix Group Holdings, Inc.
                    (incorporated herein by reference to Exhibit 10.51 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.33     Amendment No.7, dated as of October 31, 2000, to the Stock Purchase and Exchange Agreement,
                    dated as of December 9, 1999, by and among GE Financial Assurance Holdings, Inc., GE Life and Annuity Assurance Company, PM Holdings, Inc. and Phoenix Group Holdings, Inc.
                    (incorporated herein by reference to Exhibit 10.52 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-1 (Registration No. 333- 55268), filed on February 9,
                    2001, as amended)

          10.34     Subordination Agreement, dated as of June 11, 2001 between Phoenix Home Life Mutual
                    Insurance Company and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.35     Standstill Agreement, dated May 18, 2001, between The Phoenix Companies, Inc. and State
                    Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The
                    Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),
                    filed on February 9, 2001, as amended)

          10.36     Shareholder's Agreement, dated as of June 19, 2001, between The Phoenix Companies, Inc. and
                    State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to
                    The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No.
                    333-73896), filed on November 21, 2001, as amended)

          10.37     Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick
                    Investment Management, LLC, the equity holders named therein and Phoenix Investment
                    Partners, Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies,
                    Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21,
                    2001, as amended)

          10.38     Subordination Agreement, dated as of December 27, 2001 between The Phoenix Companies, Inc.
                    and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to
                    The Phoenix Companies, Inc. annual report of Form 10-K filed March 27, 2001)

          10.39     Subordination Agreement, dated as of January 29, 2002 between The Phoenix Companies, Inc.
                    and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.65 to
                    The Phoenix Companies, Inc. annual report of Form 10-K filed March 27, 2001)

          10.40     Supplemental Retirement Plan Agreement, dated as of December 18, 2001, between The Phoenix
                    Companies, Inc. and Simon Y. Tan (incorporated herein by reference to Exhibit 10.68 to The
                    Phoenix Companies, Inc. annual report of Form 10-K filed March 27, 2001)

          10.41     Executive Employment Agreement, dated as of January 1, 2003, between The Phoenix Companies,
                    Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix
                    Companies, Inc. current report on Form 8-K dated January 1, 2003)

          10.42     Employment Continuation Agreement, dated January 1, 2003, between The Phoenix Companies,
                    Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix
                    Companies, Inc. current report on Form 8-K dated January 1, 2003)

          10.43     Change of Control Agreement, dated February 1, 2001, with Philip R. McLoughlin
                    (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc.
                    Registration Statement on Form S-l (Registration No. 333-73896), filed on November 21,
                    2001, as amended)

          10.44     Employment-Related Agreement, dated as of February 1, 2001, between Phoenix Home Life
                    Mutual Insurance Company and Philip R. McLoughlin (incorporated herein by reference to
                    Exhibit 10.61 to The Phoenix Companies, Inc. Registration Statement on Form S-l
                    (Registration No. 333-55268), filed on February 9, 2001, as amended)

          10.45     Statement of Clarification and Intent, dated September 4, 2002, between Philip R.
                    McLoughlin and The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit
                    99.7 to The Phoenix Companies, Inc. current report on Form 8-K dated September 30, 2002)

          10.46     General Release, dated September 4, 2002, between Philip R. McLoughlin and The Phoenix
                    Companies, Inc. (incorporated herein by reference to Exhibit 99.7 to The Phoenix Companies,
                    Inc. current report on Form 8-K dated September 30, 2002)

          10.47     Consultant's Agreement dated December 18, 2002, between Philip R. McLoughlin and Phoenix
                    Investment Partners, Ltd. *

          10.48     Retirement and Transition Agreement, dated September 27, 2002, between Robert W. Fiondella and The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 99.2 to The
                    Phoenix Companies, Inc. current report on Form 8-K dated September 30, 2002)

          10.49     Amendment dated February 10, 2003 to Retirement and Transition Agreement between The
                    Phoenix Companies, Inc. and Robert W. Fiondella *

          10.50     Change in Control Agreement dated as of November 6, 2000 between Phoenix Home Life Mutual
                    Insurance Company and Michael J. Gilotti *

          10.51     Severance Agreement dated December 20, 2000 between Phoenix Home Life Mutual Insurance
                    Company and Michael J. Gilotti *

          10.52     Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies,
                    Inc. and Michael J. Gilotti *

          10.53     2002 Incentive Plan for Michael J. Gilotti *

          10.54     Change in Control Agreement dated as of February 1, 2001 between Phoenix Investment
                    Partners, Ltd. and Michael E. Haylon *

          10.55     Severance Agreement dated as of February 1, 2001 between Phoenix Investment Partners, Ltd.
                    and Michael E. Haylon *

          10.56     Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies,
                    Inc. and Michael E. Haylon *

          10.57     2002 Incentive Plan for Simon Y. Tan *

          10.58     Retirement and Transition Agreement dated February 19, 2003, between The Phoenix Companies,
                    Inc. and Simon Y. Tan *

          10.59     General Release, dated February 19, 2003, between Simon Y. Tan and The Phoenix Companies,
                    Inc. *

             12     Ratio of Earnings to Fixed Charges*

             21     Subsidiaries of the Registrant *

             23     Consent of PricewaterhouseCoopers LLP*

           99.1     Certification pursuant to 18 U.S.C.ss.1350 of Dona D. Young, Chief Executive Officer *

           99.2     Certification pursuant to 18 U.S.C.ss.1350 of Coleman D. Ross, Chief Financial Officer *

---------------------

  *     Filed herewith

(+)     Portions subject to confidential treatment request.

        Phoenix will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to Phoenix's reasonable expenses in furnishing such exhibit.

                                      THIS PAGE INTENTIONALLY LEFT BLANK