Form 10-K/A
period 2002-12-31
PHOENIX COMPANIES INC/DE
filed 2003-03-25
CIK 1129633

                                                 UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                  FORM 10-K/A

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

                                               EXPLANATORY NOTE

     We are filing an amendment to our Form 10-K for the year ended December 31, 2002 to add the signature of our
Chief Accounting Officer.

                                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14,
2003.

THE PHOENIX COMPANIES, INC.
(Registrant)

By:   /s/ Dona D. Young
      ----------------
      Dona D. Young,
      President, Chief Executive Officer,
      and Chairman-elect

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and dated
March 14, 2003 (but in the case of the Chief Accounting Officer, dated March 25, 2003) by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Dona D. Young                                      /s/ Gordon J. Davis
-----------------                                      -------------------
Dona D. Young                                          Gordon J. Davis, Director
President, Chief Executive Officer, Director
and Chairman-elect                                     /s/ Robert W. Fiondella
                                                       -----------------------
/s/ Coleman D. Ross                                    Robert W. Fiondella, Director, Chairman
-------------------
Coleman D. Ross                                        /s/ Ann M. Gray
Executive Vice President and Chief Financial           ---------------
Officer                                                Ann M. Gray, Director

/s/ Scott R. Lindquist                                 /s/ John E. Haire
----------------------                                 -----------------
Scott R. Lindquist                                     John E. Haire, Director
Vice President and Chief Accounting Officer
                                                       /s/ Jerry J. Jasinowski
/s/ Sal H. Alfiero                                     -----------------------
------------------                                     Jerry J. Jasinowski, Director
Sal H. Alfiero, Director
                                                       /s/ Thomas S. Johnson
/s/ J. Carter Bacot                                    ---------------------
-------------------                                    Thomas S. Johnson, Director
J. Carter Bacot, Director
                                                       /s/ John W. Johnstone
/s/ Peter C. Browning                                  ---------------------
---------------------                                  John W. Johnstone, Jr., Director
Peter C. Browning, Director
                                                       /s/ Marilyn E. LaMarche
/s/ Arthur P. Byrne                                    -----------------------
-------------------                                    Marilyn E. LaMarche, Director
Arthur P. Byrne, Director
                                                       /s/ Robert F. Vizza
/s/ Sanford Cloud                                      -------------------
-----------------                                      Robert F. Vizza, Director
Sanford Cloud, Jr., Director
                                                       /s/ Robert G. Wilson
/s/ Richard N. Cooper                                  --------------------
---------------------                                  Robert G. Wilson, Director
Richard N. Cooper, Director

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

Date:  March 25, 2003

/s/ Dona D. Young
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

Date:  March 25, 2003

/s/ Coleman D. Ross
------------------
Coleman D. Ross
Executive Vice President and Chief Financial Officer