Form 10-Q
period 2003-03-31
PHOENIX COMPANIES INC/DE
filed 2003-05-15
CIK 1129633

===============================================================================================================

                                                   FORM 10-Q

                                                 UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

                                                   (MARK ONE)

                             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes X.  No  .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).

Yes X.  No  .

On April 30, 2003, the registrant had 94,134,103 shares of common stock outstanding.

===============================================================================================================

                                            TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION                                                                           Page

Item 1.    Consolidated Financial Statements:
             Consolidated Balance Sheet at March 31, 2003 (unaudited) and December 31, 2002..............    3
             Consolidated Statement of Income and Comprehensive Income for the three months ended
               March 31, 2003 and 2002 (unaudited).......................................................    4
             Consolidated Statement of Cash Flows for the three months ended March 31, 2003
               and 2002 (unaudited)......................................................................    5
             Consolidated Statement of Changes in Stockholders' Equity for the three months ended
               March 31, 2003 and 2002 (unaudited).......................................................    6
             Notes to Consolidated Financial Statements for the three months ended March 31, 2003

PART II.   OTHER INFORMATION

                                                   PART I.
                                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          THE PHOENIX COMPANIES, INC.
                                         Consolidated Balance Sheet
                                 ($ amounts in millions, except per share data)
                                March 31, 2003 (unaudited) and December 31, 2002

                                                                                   2003             2002
                                                                            ---------------  ---------------

ASSETS:
Available-for-sale debt securities, at fair value..........................   $  12,818.4      $  11,894.1
Equity securities, at fair value...........................................         361.1            391.2
Mortgage loans, at unpaid principal balances...............................         407.3            468.8
Venture capital partnerships, at equity in net assets......................         227.4            228.6
Affiliate equity securities, at cost plus equity in undistributed earnings.         131.3            134.7
Policy loans, at unpaid principal balances.................................       2,202.9          2,195.9
Other investments..........................................................         393.5            398.9
                                                                            ---------------  ---------------
Total investments..........................................................      16,541.9         15,712.2
Cash and cash equivalents..................................................         613.0          1,058.5
Accrued investment income..................................................         212.1            192.3
Receivables................................................................         276.3            217.3
Deferred policy acquisition costs..........................................       1,270.0          1,234.1
Deferred income taxes......................................................          66.0             41.4
Goodwill and other intangible assets.......................................         748.3            762.0
Other general account assets...............................................         214.2            225.2
Separate account and investment trust assets...............................       5,990.7          5,793.1
                                                                            ---------------  ---------------
Total assets...............................................................   $  25,932.5      $  25,236.1
                                                                            ===============  ===============

LIABILITIES:
Policy liabilities and accruals............................................   $  12,798.4      $  12,680.0
Policyholder deposit funds.................................................       3,679.0          3,395.7
Stock purchase contracts...................................................         118.5            137.6
Indebtedness...............................................................         644.0            644.3
Other general account liabilities..........................................         680.0            542.9
Separate account and investment trust liabilities..........................       5,990.7          5,793.1
                                                                            ---------------  ---------------
Total liabilities..........................................................      23,910.6         23,193.6
                                                                            ---------------  ---------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries...............           6.4             10.8
                                                                            ---------------  ---------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,375,583 and 106,374,510 shares issued....           1.0              1.0
Additional paid-in capital.................................................       2,427.1          2,424.4
Deferred compensation on restricted stock units............................          (2.8)            --
Accumulated deficit........................................................        (289.4)          (292.6)
Accumulated other comprehensive income.....................................          74.6             94.6
Treasury stock, at cost: 12,287,667 and 12,330,000 shares..................        (195.0)          (195.7)
                                                                            ---------------  ---------------
Total stockholders' equity.................................................       2,015.5          2,031.7
                                                                            ---------------  ---------------
Total liabilities, minority interest and stockholders' equity..............   $  25,932.5      $  25,236.1
                                                                            ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Income and Comprehensive Income
                                 ($ amounts in millions, except per share data)
                             Three Months Ended March 31, 2003 and 2002 (unaudited)

                                                                                      2003            2002
                                                                                 --------------  --------------

REVENUES:
Premiums........................................................................  $     246.1     $     257.4
Insurance and investment product fees...........................................        132.9           140.3
Investment income, net of expenses..............................................        276.7           231.2
Net realized investment losses..................................................        (12.3)          (35.0)
                                                                                 --------------  --------------
Total revenues..................................................................        643.4           593.9
                                                                                 --------------  --------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends...............................        350.8           333.9
Policyholder dividends..........................................................        116.5            74.2
Policy acquisition cost amortization............................................         28.0           (10.9)
Intangible asset amortization...................................................          8.4             8.1
Interest expense................................................................          9.8             7.7
Other operating expenses........................................................        126.5           136.9
                                                                                 --------------  --------------
Total benefits and expenses.....................................................        640.0           549.9
                                                                                 --------------  --------------
Income before income taxes and minority interest................................          3.4            44.0
Applicable income taxes (benefit)...............................................         (2.6)           12.3
                                                                                 --------------  --------------
Income before minority interest.................................................          6.0            31.7
Minority interest in net income of consolidated subsidiaries....................          2.8             2.8
                                                                                 --------------  --------------
Income before cumulative effect of accounting change............................          3.2            28.9
Cumulative effect of accounting change for goodwill and other intangible assets.         --            (130.3)
                                                                                 --------------  --------------
Net income (loss) ..............................................................  $       3.2     $    (101.4)
                                                                                 ==============  ==============

BASIC AND DILUTED EARNINGS PER SHARE:
Basic weighted average common shares outstanding (in thousands).................       94,046         101,195
Diluted weighted average common shares outstanding (in thousands)...............       95,014         101,195
                                                                                 ==============  ==============
Basic and diluted income before cumulative effect of accounting change per share  $      0.03     $      0.29
Basic and diluted net income (loss) per share...................................  $      0.03     $     (1.00)
                                                                                 ==============  ==============

COMPREHENSIVE INCOME:
Net income (loss)...............................................................  $       3.2     $    (101.4)
                                                                                 --------------  --------------
Net unrealized investment losses................................................        (30.1)          (28.6)
Net unrealized foreign currency translation adjustment..........................         (1.0)          (13.6)
Net unrealized derivative instruments gains (losses)............................         11.1            (0.1)
                                                                                 --------------  --------------
Other comprehensive loss........................................................        (20.0)          (42.3)
                                                                                 --------------  --------------
Comprehensive loss..............................................................  $     (16.8)    $    (143.7)
                                                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements

                                          THE PHOENIX COMPANIES, INC.
                                      Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                             Three Months Ended March 31, 2003 and 2002 (unaudited)

                                                                                      2003            2002
                                                                                 --------------  --------------

OPERATING ACTIVITIES:
Income before cumulative effect of accounting change............................  $      3.2      $     28.9
Net realized investment (gains) losses..........................................        12.3            35.0
Amortization and depreciation...................................................        13.5            12.9
Investment loss (income)........................................................       (52.1)          (12.9)
Deferred income taxes (benefit).................................................       (12.7)           38.5
Increase in receivables.........................................................       (59.0)          (74.5)
Deferred policy acquisition costs (increase) decrease...........................       (28.6)          (61.5)
(Increase) decrease in policy liabilities and accruals..........................       114.9            58.6
Other assets and other liabilities net change...................................        47.6             8.7
                                                                                 --------------  --------------
Cash from continuing operations.................................................        39.1            33.7
Discontinued operations, net....................................................        --             (25.4)
                                                                                 --------------  --------------
Cash from operating activities..................................................        39.1            8.3
                                                                                 --------------  --------------

INVESTING ACTIVITIES:
Investment purchases............................................................    (1,839.1)         (997.6)
Investment sales, repayments and maturities.....................................     1,080.1           554.0
Subsidiary purchases............................................................        --            (110.8)
Premises and equipment additions................................................        (1.9)           (4.3)
Premises and equipment dispositions.............................................        --              --
Discontinued operations, net....................................................        --              25.4
                                                                                 --------------  --------------
Cash (for) from investing activities............................................      (760.9)         (533.3)
                                                                                 --------------  --------------

FINANCING ACTIVITIES:
Policyholder deposit fund receipts, net ........................................       283.3           315.9
Common stock purchases .........................................................        --             (32.9)
Minority interest distributions.................................................        (7.0)           (9.1)
                                                                                 --------------  --------------
Cash from financing activities..................................................       276.3           273.9
                                                                                 --------------  --------------
Change in cash and cash equivalents.............................................      (445.5)         (251.1)
Cash and cash equivalents, beginning of period..................................     1,058.5           815.5
                                                                                 --------------  --------------
Cash and cash equivalents, end of period........................................  $    613.0      $    564.4
                                                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                                            ($ amounts in millions)
                             Three Months Ended March 31, 2003 and 2002 (unaudited)

                                                                                       2003            2002
                                                                                   -------------  -------------

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Additional common shares issued in demutualization (1,073 and 1,041 shares)......   $     --       $     --
Restricted stock units awarded (394,737 units)...................................          3.0           --
Excess of cost over fair value of common shares contributed to employee
   savings plan..................................................................         (0.3)          --

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Restricted stock units awarded...................................................         (3.0)          --
Compensation expense recognized..................................................          0.2           --

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income (loss)................................................................          3.2         (101.4)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)................................................        (20.0)         (42.3)

TREASURY STOCK:
Common shares purchased (1,858,700 shares).......................................         --            (33.1)
Common shares contributed to employee savings plan (42,333 shares)...............          0.7           --
                                                                                   -------------  -------------
Change in stockholders' equity...................................................        (16.2)        (176.8)
Stockholders' equity, beginning of period........................................      2,031.7        2,395.7
                                                                                   -------------  -------------
Stockholders' equity, end of period..............................................  $   2,015.5    $   2,218.9
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements

                                          THE PHOENIX COMPANIES, INC.
                                   Notes to Consolidated Financial Statements
                          ($ amounts in millions, except per share and per unit data)
                             Three Months Ended March 31, 2003 and 2002 (unaudited)

1.  Organization and Operations

Our consolidated financial statements include the accounts of The Phoenix Companies, Inc. and its subsidiaries.
The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company (Phoenix Life) and Phoenix Investment Partners, Ltd.
(PXP). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. Also, we have reclassified certain amounts for 2002 to conform with 2003 presentations.

We have prepared these financial statements in accordance with generally accepted accounting principles (GAAP).
In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of goodwill and other intangible assets, investments in debt and equity securities, venture capital partnerships and affiliates; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2002 Annual Report on Form
10-K.

Our interim financial statements do not include all of the information required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the interim period in 2003 are not necessarily indicative of the results that may be expected for the year 2003.
These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2002 Annual Report on Form 10-K.

In December 1999, we began the process of reorganizing and demutualizing our then principal operating company,
Phoenix Home Life Mutual Insurance Company. We completed the process in June 2001, when all policyholder membership interests in the mutual company were extinguished and eligible policyholders of the mutual company received shares of common stock, cash and policy credits as compensation. To protect the future dividends of these policyholders, we also established a closed block for their existing policies, which we describe in Note
3. Concurrent with the demutualization, we sold common stock of The Phoenix Companies, Inc. to the public.

Accounting changes

Goodwill and Other Intangible Assets. In the first quarter of 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those assets with definite estimated lives. For more information, see Note 4 to our consolidated financial statements in our 2002
Annual Report on Form 10-K.

Variable Interest Entities: A new accounting standard was issued in January 2003 that interprets the existing standard on consolidation. It clarifies the application of standards of consolidation to certain entities in which

equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). For more information, see Note 8 to our consolidated financial statements in our 2002 Annual Report on Form 10-K.

Stock-based Compensation: A new standard was issued in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. It also requires annual and quarterly disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in
2003 using the prospective method of transition provided by the new standard, which will result in expense recognition for the award of stock options after December 31, 2002. For more information, see Note 7 of this
Form 10-Q.

Costs Associated with Exit or Disposal Activities. A new standard was issued in June 2002 which requires recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard is effective for exit or disposal activities that are initiated after December 31, 2002.

Business combinations

We acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC (Kayne Anderson and Rudnick)
for $102.4 on January 29, 2002; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we may make a subsequent payment in 2004 based upon growth in management fee revenue for the purchased business through the end of 2003. We are obligated to purchase an additional 15% interest in the company by 2007. We allocated $0.3 of the purchase price to tangible net assets acquired and $102.1 to intangible assets ($58.3 to investment management contracts and $43.8 to goodwill).
Kayne Anderson and Rudnick's results of operations for the period from January 30, 2002 through quarter-end
2002 are included in our results of operations for the first quarter of 2002. We have not presented pro forma information as if Kayne Anderson and Rudnick had been acquired at the beginning of January 2002, as it is not material to our financial statements.

2.  Business Segments

Segment information on assets at quarter-end 2003 and year-end 2002 and revenues and income for the 2003 and
2002 quarters follows:

                                                                                    2003            2002
                                                                                --------------  --------------
Segment Assets
Life and Annuity..............................................................    $ 22,321.5      $ 21,533.7
Asset Management .............................................................         949.4         1,027.9
                                                                                --------------  --------------
Operating segment assets......................................................      23,270.9        22,561.6
Venture Capital...............................................................         194.3           227.8
Corporate and Other...........................................................       2,446.5         2,425.9
                                                                                --------------  --------------
Total segment assets..........................................................      25,911.7        25,215.3
Net assets of discontinued operations.........................................          20.8            20.8
                                                                                --------------  --------------
Total assets..................................................................    $ 25,932.5      $ 25,236.1
                                                                                ==============  ==============

                                                       8

                                                                                    2003            2002
                                                                                --------------  --------------
Segment Revenues
Life and Annuity .............................................................    $    572.8      $    558.2
Asset Management..............................................................          56.8            69.9
Elimination of inter-segment revenues.........................................          (3.1)           (4.4)
                                                                                --------------  --------------
Operating segment revenues....................................................         626.5           623.7
Venture Capital...............................................................          23.9            (5.0)
Corporate and Other...........................................................           5.8            10.2
                                                                                --------------  --------------
Total segment revenues........................................................         656.2           628.9
Net realized investment gains (losses)........................................         (12.3)          (35.0)
Other.........................................................................          (0.5)           --
                                                                                --------------  --------------
Total revenues................................................................    $    643.4      $    593.9
                                                                                ==============  ==============

Segment Income
Life and Annuity..............................................................    $     17.4      $     28.2
Asset Management..............................................................          (4.6)            1.9
                                                                                --------------  --------------
Operating segment pre-tax income..............................................          12.8            30.1
Venture Capital...............................................................          23.9            (5.0)
Corporate and Other...........................................................         (12.6)           (8.7)
                                                                                --------------  --------------
Total segment income, before income taxes.....................................          24.1            16.4
Applicable income taxes.......................................................           7.3             3.6
                                                                                --------------  --------------
Total segment income..........................................................          16.8            12.8
Net realized investment gains (losses), net of income taxes and other offsets.         (12.4)            1.6
Other income (expense), net of income taxes...................................          (1.2)           14.5
                                                                                --------------  --------------
Income before cumulative effect of accounting changes.........................    $      3.2      $     28.9
                                                                                ==============  ==============

3.  Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products and results of Phoenix
Life and certain of its subsidiaries and affiliates (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Segment information on assets as of quarter-end 2003 and year-end 2002 and operating income for the 2003 and 2002 quarters follow:

                                                                                    2003            2002
                                                                                --------------  --------------
Life and Annuity Segment Assets
Investments...................................................................    $ 15,106.8       $ 14,480.0
Cash and cash equivalents.....................................................         827.6            924.0
Receivables...................................................................         258.4            236.4
Deferred policy acquisition costs.............................................       1,270.0          1,234.1
Deferred income taxes.........................................................         326.4            328.2
Goodwill and other intangible assets..........................................           7.4              6.8
Other general account assets..................................................         184.3            192.5
Separate accounts.............................................................       4,340.6          4,131.7
                                                                                --------------  --------------
Total segment assets..........................................................      22,321.5         21,533.7
                                                                                --------------  --------------
Policy liabilities and accruals...............................................      12,670.0         12,695.6
Policyholder deposit funds....................................................       3,667.4          3,237.9
Other general account liabilities.............................................         304.9            171.0
Separate accounts.............................................................       4,340.6          4,131.7
Minority interest.............................................................           1.6              1.6
                                                                                --------------  --------------
Total segment liabilities and minority interest...............................      20,984.5         20,237.8
                                                                                --------------  --------------
Segment net assets............................................................    $  1,337.0       $  1,295.9
                                                                                ==============  ==============

                                                       9

                                                                                   2003             2002
                                                                              ---------------  ---------------
Life and Annuity Segment Income
Premiums.....................................................................   $    246.1       $    257.4
Insurance and investment product fees........................................         78.3             77.6
Net investment income........................................................        248.4            223.2
                                                                              ---------------  ---------------
Total segment revenues.......................................................        572.8            558.2
                                                                              ---------------  ---------------
Policy benefits, including policyholder dividends............................        455.3            439.7
Policy acquisition cost amortization.........................................         27.5             14.7
Other operating expenses.....................................................         72.6             75.6
                                                                              ---------------  ---------------
Total segment benefits and expenses..........................................        555.4            530.0
                                                                              ---------------  ---------------
Segment income before income taxes...........................................         17.4             28.2
Allocated income taxes.......................................................          3.8              9.9
                                                                              ---------------  ---------------
Segment income...............................................................   $     13.6       $     18.3
                                                                              ===============  ===============

Deferred policy acquisition costs

In the first quarter 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a decrease in deferred policy acquisition cost amortization of $22.1 ($14.4 after income taxes).

The activity in deferred policy acquisition costs for the 2003 and 2002 quarters follows:

                                                                                   2003             2002
                                                                              ---------------  ---------------

Direct acquisition costs deferred............................................   $     56.6       $     50.5
Costs amortized to expenses:
  (Cost) credit related to realized investment gains or losses...............         (0.5)             3.8
  Recurring costs related to segment income..................................        (27.5)           (14.7)
  Change in actuarial assumption.............................................          --              22.1
Offsets to net unrealized investment gains or losses included
  in accumulated other comprehensive income..................................          7.3              6.4
                                                                              ---------------  ---------------
Change in deferred policy acquisition costs..................................         35.9             68.1
Deferred policy acquisition costs, beginning of period.......................      1,234.1          1,123.7
                                                                              ---------------  ---------------
Deferred policy acquisition costs, end of period.............................   $  1,270.0       $  1,191.8
                                                                              ===============  ===============

Policy liabilities and accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, it includes deposits received from customers and investment earnings on their fund balances, which range from 4.0% to 7.0% at quarter-end 2003 and year-end 2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.3% to 12.3% at quarter-end
2003 and 1.6% to 12.3% at year-end 2002, less administrative charges.

Participating life insurance

Participating life insurance in-force was 44.2% and 45.5% of the face value of total individual life insurance in-force at quarter-end 2003 and year-end 2002, respectively. The premiums on participating life insurance policies were 68.8% and 68.9% of total individual life insurance premiums in the 2003 and 2002 quarters, respectively.

Funds under management

Activity in annuity funds under management for the 2003 and 2002 quarters, respectively, follows:

                                                                                    2003             2002
                                                                               ---------------  ---------------

Deposits....................................................................     $    432.1       $    575.4
Performance.................................................................           20.2             (1.4)
Fees........................................................................          (11.5)           (15.9)
Benefits and surrenders.....................................................         (254.2)          (134.2)
                                                                               ---------------  ---------------
Change in funds under management............................................          186.6            423.9
Funds under management, beginning of period.................................        5,833.4          4,749.1
                                                                               ---------------  ---------------
Funds under management, end of period.......................................     $  6,020.0       $  5,173.0
                                                                               ===============  ===============

Closed Block

Summarized information on closed block assets and liabilities at quarter-end 2003, year-end 2002 and inception
(December 31, 1999) and closed block revenues and expenses and changes in the policyholder dividend obligation, all for the cumulative period from inception to quarter-end 2003 and the 2003 and 2002 quarters, follow:

                                                                   2003              2002          Inception
                                                              ---------------  ---------------  ---------------

Debt securities..............................................  $  6,635.1        $  6,418.0       $  4,773.1
Policy loans.................................................     1,401.1           1,399.0          1,380.0
Mortgage loans...............................................       338.9             373.2            399.0
Venture capital partnerships.................................        33.2               0.8             --
Other invested assets........................................        44.0              --               --
                                                              ---------------  ---------------  ---------------
Total closed block investments...............................  $  8,452.3           8,191.0          6,552.1
Cash and cash equivalents....................................       123.0             200.2             --
Accrued investment income....................................       116.9             110.9            106.8
Receivables..................................................        40.5              42.1             35.2
Deferred income taxes........................................       404.9             402.7            389.4
Other closed block assets....................................        28.3              45.2              6.2
                                                              ---------------  ---------------  ---------------
Total closed block assets....................................     9,165.9           8,992.1          7,089.7
                                                              ---------------  ---------------  ---------------
Policy liabilities and accruals..............................     9,515.5           9,449.0          8,301.7
Policyholder dividends payable...............................       374.5             363.4            325.1
Policyholder dividend obligation.............................       562.2             547.3             --
Other closed block liabilities...............................        89.9              24.2             12.3
                                                              ---------------  ---------------  ---------------
Total closed block liabilities...............................    10,542.1          10,383.9          8,639.1
                                                              ---------------  ---------------  ---------------
Excess of closed block liabilities over closed block assets..  $  1,376.2        $  1,391.8       $  1,549.4
                                                              ===============  ===============  ===============

                                                                Cumulative          2003             2002
                                                              ---------------  ---------------  ---------------

Premiums.....................................................  $   3,476.7      $     238.7      $     248.7
Net investment income .......................................      1,784.1            146.0            138.8
Net realized investment gains (losses).......................        (68.2)            11.5            (36.1)
                                                              ---------------  ---------------  ---------------
Total revenues...............................................      5,192.6            396.2            351.4
                                                              ---------------  ---------------  ---------------
Policy benefits, excluding dividends.........................      3,556.7            254.2            253.5
Policyholder dividends.......................................      1,258.1            105.1            100.2
Additional policyholder dividend obligation provision........         35.3             11.4            (26.2)
Other operating expenses.....................................         41.7              2.7              2.8
                                                              ---------------  ---------------  ---------------
Total benefits and expenses..................................      4,891.8            373.4            330.3
                                                              ---------------  ---------------  ---------------
Closed block contribution to income before income taxes......        300.8             22.8             21.1
Applicable income taxes......................................        105.7              8.0              7.4
                                                              ---------------  ---------------  ---------------
Closed block contribution to income..........................  $     195.1       $     14.8       $     13.7
                                                              ===============  ===============  ===============

Unrealized investment gains..................................  $     481.7       $      3.5       $    (38.3)
Revenue in excess of benefits and expenses...................         80.5             11.4            (26.2)
Policyholder dividend obligation, beginning of period........         --              547.3            167.2
                                                              ---------------  ---------------  ---------------
Policyholder dividend obligation, end of period..............  $     562.2       $    562.2       $    102.7
                                                              ===============  ===============  ===============

4.  Asset Management Segment

We conduct activities in Asset Management largely through our subsidiary, PXP, comprising two lines of business
- private client and institutional. We provide investment management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution and administrative support. Each manager has autonomy with its investment process while we monitor performance and ensure that each manager adheres to its stated investment style.

We report within our Asset Management segment our equity investment in Aberdeen Asset Management PLC
(Aberdeen), a Scottish investment management company with institutional and retail clients in the United
Kingdom, as well as in continental Europe, Asia, Australia and the U.S. We acquired 21.8% of the common stock of Aberdeen in a series of transactions from 1996 through May 2001. Prior to 2003, we also reported our investments in Aberdeen debt securities within our Asset Management segment. Aberdeen equity and debt securities are holdings of Phoenix Life's general account.

Segment information on assets as of year-end 2002 and quarter-end 2003 and operating income for the 2003 and
2002 quarters follows:

                                                      12

                                                                                   2003             2002
                                                                              ---------------  ---------------
Asset Management Segment Assets
Aberdeen equity securities..................................................    $   116.1        $   119.3
Aberdeen debt securities....................................................          --              52.7
Other investments...........................................................         11.1              6.3
Cash and cash equivalents...................................................         48.5             55.7
Receivables.................................................................         28.1             31.6
Goodwill and other intangible assets........................................        732.1            740.5
Other assets................................................................         13.5             21.8
                                                                              ---------------  ---------------
Total segment assets........................................................        949.4          1,027.9
                                                                              ---------------  ---------------
Liabilities.................................................................        136.7            136.8
Minority interest...........................................................          4.7              9.0
                                                                              ---------------  ---------------
Total segment liabilities and minority interest.............................        141.4            145.8
                                                                              ---------------  ---------------
Segment net assets..........................................................    $   808.0        $   882.1
                                                                              ===============  ===============

                                                                                   2003             2002
                                                                              ---------------  ---------------
Asset Management Segment Income
Investment product fees.....................................................    $    55.5        $    66.7
Net investment income.......................................................          1.3              3.2
                                                                              ---------------  ---------------
Total segment revenues......................................................         56.8             69.9
                                                                              ---------------  ---------------
Intangible asset amortization...............................................          8.4              8.1
Other operating expenses....................................................         50.2             57.1
                                                                              ---------------  ---------------
Total segment expenses......................................................         58.6             65.2
                                                                              ---------------  ---------------
Segment income (loss) before income taxes and minority interest.............         (1.8)             4.7
Allocated income tax benefit................................................         (1.7)            (0.5)
                                                                              ---------------  ---------------
Segment income before minority interest.....................................         (0.1)             5.2
Minority interest in segment income ........................................          2.8              2.8
                                                                              ---------------  ---------------
Segment income (loss).......................................................    $    (2.9)       $     2.4
                                                                              ===============  ===============

Goodwill and other intangible assets

The gross and net carrying amounts of Asset Management segment goodwill and other intangible assets at quarter-end 2003 and year-end 2002 follow:

                                                           2003                              2002
                                             ---------------------------------  -------------------------------
                                                  Gross              Net            Gross             Net
                                             ---------------   ---------------  ---------------  --------------

Goodwill....................................   $   429.5         $   375.5        $   429.5        $   375.5
Asset management contracts..................       491.0             356.5            491.0            364.9
Other.......................................         1.5               0.1              1.5              0.1
                                             ---------------   ---------------  ---------------  --------------
Goodwill and other intangible assets........       922.0         $   732.1            922.0        $   740.5
                                                               ===============                   ==============
Accumulated amortization....................      (189.9)                            (181.5)
                                             ---------------                    ---------------
Goodwill and other intangible assets........   $   732.1                          $   740.5
                                             ===============                    ===============

Aberdeen Asset Management

The fair value of our investment in Aberdeen common stock, based on the London Stock Exchange closing price at quarter-end 2003 and year-end 2002, was $37.4 and $43.6, respectively. The carrying value of our investment in
Aberdeen on the equity method of accounting totaled $116.1 and $119.3 at quarter-end 2003 and year-end 2002, respectively.

5.  Stock Purchase Contracts

In November 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are repaid forward contracts issued by us that will be settled in shares of Hilb, Rogal & Hamilton (HRH) common stock. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underly the stock purchase contracts. All changes in the fair value of the embedded derivative are recorded in other comprehensive income. During the
2003 quarter, we recorded a favorable change in fair value of the embedded derivative of $18.4 before income taxes ($12.0 after income taxes) in other comprehensive income, primarily due to a decrease in the quoted market price of HRH's common stock. The quoted market price at quarter-end 2003 ($31.24 per share) was below the price that we received at issuance of the stock purchase contracts. For more information, see Notes 5 and 6 to our consolidated financial statements in our 2002 Annual Report on Form 10-K.

6.  Income Taxes

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for the quarters-ended 2003 and 2002 follows:

                                                                                    2003             2002
                                                                               ---------------  ---------------

Income before cumulative effect of accounting change.........................    $     (2.6)      $     12.3
Cumulative effect of accounting change.......................................           --             (11.4)
                                                                               ---------------  ---------------
Net income (loss)............................................................    $     (2.6)      $      0.9
Other comprehensive loss.....................................................         (11.9)           (22.6)
                                                                               ---------------  ---------------
Comprehensive loss...........................................................    $    (14.5)      $    (21.7)
                                                                               ===============  ===============

Current......................................................................    $     10.1       $    (26.2)
Deferred.....................................................................         (24.6)             4.5
                                                                               ---------------  ---------------
Income taxes (benefit) applicable to comprehensive income....................    $    (14.5)      $    (21.7)
                                                                               ===============  ===============

For the 2003 and 2002 quarters, the effective income tax rates applicable to income from continuing operations differ from the 35.0% statutory tax rate. Items giving rise to the differences and the effects are as follow:

                                                                                    2003             2002
                                                                               ---------------  ---------------

Income taxes at statutory rate...............................................    $     1.2        $     15.4
Tax advantaged investment income.............................................         (1.5)             (1.5)
Non-taxable minority interest income.........................................         (1.0)             (1.0)
Other, net...................................................................         (1.3)             (0.6)
                                                                               ---------------  ---------------
Income taxes (benefit) applicable to continuing operations...................    $    (2.6)       $     12.3
                                                                               ===============  ===============

7.  Stockholders' Equity

During the 2003 quarter, we contributed 42,333 treasury shares to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $0.7 (weighted average of $15.87 per share) and an aggregate market value of $0.4.

On April 28, 2003, we declared a dividend of $0.16 per share to our shareholders. The record date will be
June 13, 2003 and the payable date will be July 11, 2003.

Stock-based Compensation

In the first quarter of 2003, we adopted a new accounting standard that amends an existing standard on stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting from intrinsic value accounting for stock-based compensation. It also requires annual and quarterly disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation on January 1, 2003 using the prospective method of transition.

Pro forma earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation for the 2003 and 2002 quarters follows:

                                                                                    2003             2002
                                                                               ---------------  ---------------

Net income (loss), as reported................................................   $      3.2       $   (101.4)
Add:  Stock-based employee compensation expense included in
  net income (loss), net of applicable income taxes...........................          --              --
Deduct:  Stock-based employee compensation expense determined
  under fair value accounting for all awards, net of applicable income taxes..         (1.1)            --
                                                                               ---------------  ---------------
Pro forma net income (loss)...................................................   $      2.1       $   (101.4)
                                                                               ===============  ===============

Basic and diluted earnings per share, as reported.............................   $      0.03      $     (1.00)
                                                                               ===============  ===============
Pro forma basic and diluted earnings per share................................   $      0.02      $     (1.00)
                                                                               ===============  ===============

Restricted Stock Units

On January 1, 2003, we awarded 394,737 restricted stock units valued at $7.60 per share ($3.0 aggregate). We will recognize the expense associated with this award over the three-year vesting period. We will issue the shares underlying this award on the later of June 26, 2006 or the employee's termination of employment. For the
2003 quarter, we recognized $0.2 in compensation expense for this award.

8.  Earnings Per Share

A reconciliation of the weighted average number of shares outstanding (in thousands) used to compute basic earnings per share to diluted earnings per share for 2003 and 2002 quarters follows:

                                                                                    2003             2002
                                                                               ---------------  ---------------

Basic weighted average shares outstanding.....................................       94,046          101,195
Shares issuable for restricted stock units....................................          968            --
                                                                               ---------------  ---------------
Diluted weighted average shares outstanding...................................       95,014          101,195
                                                                               ===============  ===============

Other common stock equivalents, including stock options (related to 4,409,558 of our common shares) and equity units (related to 17,423,859 to 21,256,826 of our common shares depending on its February 2006 quoted market price), have not been included in the diluted earnings per share calculation because the effect would be anti-dilutive. The related stock options exercise prices of $15.90 and $16.20 and equity units threshold appreciation price of $8.8206 were greater than the average market price of the common stock.

9.  Contingent Liabilities

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts.

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

Total reserves were $25.0 and total reinsurance recoverable balances were $75.0 as of March 31, 2003. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available from our finite reinsurance coverage is currently $125.0. The amount of our total financial provisions as of March 31, 2003 was therefore
$75.0, consisting of reserves, less reinsurance recoverable balances, plus the amount currently available from our finite aggregate excess-of-loss reinsurance. Based on the most recent information, we did not recognize any additional reserve provisions during the first quarter of 2003.

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

The U.S. equity markets experienced strong growth followed by substantial declines. From April 1, 2000 through quarter-end 2003, the Nasdaq Composite Index and the Standard & Poor's 500 Index fell 70.67% and 43.40%, respectively. These market declines have been accompanied by increased volatility.

There are two main ways in which market declines and volatility have affected, or have the potential to affect, our revenues negatively.

    o  First, significant market volatility or declines may cause potential purchasers of our products to refrain from new or additional investments, and current investors to withdraw from the markets or reduce their rates of ongoing investment. At this time we cannot estimate the impact to date of the market on our sales.

    o  Second, because the revenues of our investment management and variable products businesses are to a large extent based on fees related to the value of assets under our management, the poor performance of the equity markets has limited our fee revenues by reducing the value of the investment assets we manage. The possibility of declines in assets under management is heightened by the fact that as of quarter-end 2003, approximately 22% of our variable universal life insurance assets under management excluding our private placement business, and approximately 58% of our variable annuity assets under management excluding our private placement business, were not subject to any surrender penalties. It is also possible that we could begin to experience increasing surrenders if equity markets continue to perform poorly. The surrender charges applicable to our variable universal life insurance policies and variable annuities typically decline over a period of years and generally expire after 10 years.
       Moreover, surrenders of life insurance policies and annuities require faster amortization of deferred policy acquisition costs, which would reduce our profitability. Our total expense for amortization of deferred policy acquisition costs was $28.0 million for the quarter ended quarter-end 2003.

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

We experienced losses from continuing operations before cumulative effect of accounting changes of $115.7 million in 2002. While we experienced net income of $28.9 million and $3.2 million in the first quarter of
2002 and 2003, respectively, any continuing operating losses could impair our ability to raise debt or equity capital or pay amounts due under our debt obligations.

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

As of quarter-end 2003, $2.4 billion, or 28% of the invested assets outside the closed block, consisted of investments in private debt securities, mortgage loans, real estate, policy loans, equity securities and limited partnership interests, including our venture capital investments, all of which have limited liquidity.
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
Similarly, venture capital income of $18.8 million through quarter-end 2003 (including $3.3 million in the closed block) represented 588% of income from operations. The performance of the partnerships depends upon the economic performance of the underlying assets held by the partnerships, which is difficult to predict.

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

The downgrades to the Company's debt ratings and Phoenix Life's financial strength ratings in 2002, as well as the possibility of future downgrades, could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and earnings from our life insurance products and increase our future borrowing costs.

Rating agencies assign Phoenix Life claims paying ability ratings, sometimes referred to as financial strength ratings, and assign us debt ratings, based in each case on their opinions of the relevant company's ability to meet its financial obligations.

Financial strength ratings indicate a rating agency's view of an insurance company's ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. The current financial strength and debt ratings are set forth in the chart below.

                                      Financial Strength Rating           Senior Debt Rating
Rating Agency                              of Phoenix Life                  of the Company
-------------------------------   ---------------------------------   ----------------------------

A.M. Best Company, Inc.           A ("Excellent")                     bbb+ ("Adequate")

Fitch Ratings                     AA- ("Very Strong")                 A- ("Strong")

Standard & Poor's                 A+ ("Strong")                       BBB+ ("Good")

Moody's                           A3 ("Good")                         Baa3 ("Adequate")

A.M. Best and Moody's have a stable outlook for our ratings, while Fitch Ratings and Standard & Poor's have a negative outlook.

As a consequence of ratings downgrades, we may experience increased interest costs in connection with future borrowings. Such increased costs would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis. The downgrades did not trigger any defaults or repurchase obligations.

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

We have established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance proceeds we believe we will collect under finite reinsurance and other reinsurance and the likely legal and administrative cost of winding down the business. Total reserves were $25 million and total reinsurance recoverable balances were $75 million at quarter-end 2003. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available is currently $125 million. The amount of our total financial provisions at quarter-end 2003 was, therefore, $75 million, consisting of reserves, less reinsurance recoverable balances, plus the amount currently available from our finite aggregate excess-of-loss reinsurance, and represents our best estimate of the provisions required for the payment of our entire remaining loss exposure on the discontinued group accident and health reinsurance business.

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

In addition, we are involved in two sets of disputes relating to certain portions of our discontinued group accident and health reinsurance business. See Note 17 to our consolidated financial statements for the year
2002 on Form 10-K for more information.

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

A pending lawsuit seeks to challenge Phoenix Life's reorganization and the adequacy of the information provided to policyholders regarding the plan of reorganization. We believe that this lawsuit lacks merit. The lawsuit,
Andrew Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 16, 2001, in the Supreme Court of the State of New York for New York County. The plaintiff seeks to maintain a class action on behalf of a putative class consisting of the eligible policyholders of Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. Plaintiff seeks compensatory damages for losses allegedly sustained by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit include Phoenix Life, The Phoenix Companies, Inc., directors of Phoenix Life, as well as Morgan Stanley
& Co. Incorporated, financial advisor to Phoenix Life in connection with the plan of reorganization. A motion to dismiss the claims asserted in this lawsuit has recently been granted. The plaintiff has filed a notice of appeal.

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
Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. Death benefits under life insurance contracts may be received free of federal income tax. Legislative changes that would have the effect of reducing the taxes imposed on investment income could reduce or eliminate the relative benefit of such deferral of taxation for our insurance, annuity and investment products. There can be no assurance whether or when any such legislation changes would be enacted. However, enactment of any such legislation could have a negative impact on our revenues.

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

We sell our products through our affiliated retail producers and non-affiliated advisors, broker-dealers and other financial intermediaries. Non-affiliated distribution sources have contributed significantly to our sales in recent years. For example, Merrill Lynch, with over 15,000 registered representatives, accounted for 42% of our Asset Management private client asset inflows in 2002. The loss or diminution of our relationships with non-affiliated distributors could materially reduce our revenues from sales of our products. The risk of such loss or diminution is significant and ongoing, since we face substantial competition in seeking to convince non-affiliated distributors

to sell our products, rather than those offered by our competitors.

The independent trustees of our mutual funds and closed-end funds, as well as intermediary program sponsors, managed account clients and institutional investment management clients, could terminate their contracts with
us. This would reduce our Asset Management fee revenues and could also impair our intangible assets.

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

The termination of any of the above agreements representing a material portion of assets under management would adversely affect our Asset Management fee revenues.

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

Our ability to compete in the investment management business depends in particular on our investment performance. We may not be able to accumulate and retain assets under management if our investment results underperform the market or the competition, since such underperformance likely would result in asset withdrawals and reduced sales. For example, from 1993 through 1999, we experienced net asset withdrawals in our private client investment management business. We attribute this in part to underperformance in some of our mutual funds and managed accounts.

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

We might be unable to attract or retain personnel who are key to our business, especially in Asset
Management and distribution.

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

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of quarter-end 2003 as compared to year-end 2002; our consolidated results of operations for the quarters ended 2003 and 2002; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year 2002 on Form 10-K.

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

We provide our wealth management solutions through two operating segments - Life and Annuity and Asset
Management - which include three businesses, life insurance, annuities and investment management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, and a range of annuity offerings. We conduct activities in Asset Management largely through Phoenix Investment Partners, Ltd. (PXP) comprising two lines of business - private client and institutional.

Business Acquisition

On May 1, 2003, we acquired the remaining interest in PFG Holdings, Inc. (PFG) not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, additional consideration of up to $13.0 million may be paid to the selling shareholders during the years 2004 through 2007 in the event that certain financial performance targets are met. In addition, a final contingent payment may be paid in 2008 based on appraised value of PFG as of December 31, 2007. Maximum total contingent consideration, inclusive of the additional consideration that may be paid in 2004 through 2007, under the terms of the purchase agreement is $89.0 million, based on a contractually capped appraised value of PFG of $450.0 million as of December 31,
2007.

The Demutualization

Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies,
Inc. and changed its name to Phoenix Life Insurance Company (Phoenix Life). See Note 1 to our consolidated financial statements for more information regarding the demutualization and Note 3 for more information regarding the closed block.

Consolidated Results of Operations

The following table and discussion presents summary consolidated financial data for the quarters ended 2003 and
2002 ($ amounts in millions).

                                                                   2003             2002            Change
                                                              ---------------  ---------------  ---------------

REVENUES:
Premiums......................................................  $    246.1       $    257.4       $    (11.3)
Insurance and investment product fees.........................       132.9            140.3             (7.4)
Investment income, net of expenses............................       276.7            231.2             45.5
Net realized investment gains (losses)........................       (12.3)           (35.0)            22.7
                                                              ---------------  ---------------  ---------------
Total revenues................................................       643.4            593.9             49.5
                                                              ---------------  ---------------  ---------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends.............       350.8            333.9             16.9
Policyholder dividends........................................       116.5             74.2             42.3
Policy acquisition cost amortization..........................        28.0            (10.9)            38.9
Intangible asset amortization.................................         8.4              8.1              0.3
Interest expense..............................................         9.8              7.7              2.1
Other operating expenses......................................       126.5            136.9            (10.4)
                                                              ---------------  ---------------  ---------------
Total benefits and expenses...................................       640.0            549.9             90.1
                                                              ---------------  ---------------  ---------------
Income (loss) before income taxes and minority interest.......         3.4             44.0            (40.6)
Applicable income taxes (benefit).............................        (2.6)            12.3            (14.9)
                                                              ---------------  ---------------  ---------------
Income before minority interest...............................         6.0             31.7            (25.7)
Minority interest in net income of subsidiaries...............         2.8              2.8             --
                                                              ---------------  ---------------  ---------------
Income (loss) before cumulative effect of accounting change...         3.2             28.9            (25.7)
Cumulative effect of accounting change........................         --            (130.3)           130.3
                                                              ---------------  ---------------  ---------------
Net income (loss) ............................................  $      3.2       $   (101.4)      $    104.6
                                                              ===============  ===============  ===============

Premium revenues declined $11.3 million, or 4%, primarily as a result of a shift in sales from traditional life to universal life products and a decline in the traditional in-force business. Premium revenue for traditional life policies during the 2003 quarter was $241.5 million versus $252.3 million in the 2002 quarter, a decrease of $10.8 million.

Insurance and investment product fees decreased by $7.4 million, or 5% from the prior year. Universal life fees increased due to increased sales while annuity fees declined due to lower separate account assets. Further, decreased investment product fees resulted from lower private client and institutional assets under management.

Net investment income increased $45.5 million, or 20%, due to an increase in invested assets related to the guaranteed interest account portion of our annuity business, principally from the sales of the Retirement
Planners Edge (RPE) variable annuity and fixed annuities. Invested assets at the end of the 2003 quarter were approximately $1.6 billion higher than at the end of the 2002 quarter. Equity in earnings in venture capital investments increased $28.9 million to $23.9 million in the 2003 quarter from $5.0 million loss in the 2002 quarter.

Net realized investment losses decreased $22.7 million, or 65%, from the prior quarter due to lower impairments on debt securities during the 2003 quarter than the 2002 quarter. Additionally, net transaction gains increased substantially from the 2002 quarter, primarily for debt securities sale.

Policy benefits increased $16.9 million, or 5%, primarily due to an increase in interest credited on the guaranteed interest accounts portion of our variable annuity business and on fixed annuities.

Policyholder dividends increased $42.3 million, or 57%, from the 2002 quarter due to the impact of realized gains and losses on the policyholder dividend obligation. In the 2002 quarter, dividend expense was lower due to the impact of $34.0 million in realized losses. In the 2003 quarter, dividend expense was higher due to the impact of

$8.5 million in realized gains, a change of $42.5 million.

Policy acquisition cost amortization increased $38.9 million from the prior year quarter primarily due to lower margins due to spread compression, higher surrenders and favorable variable universal life mortality.
Amortization in the 2002 quarter includes a $22.1 million adjustment (credit) associated with a revision of the mortality assumptions.

Interest expense increased $2.1 million, or 27%, due to the equity units issuance during the fourth quarter of
2002. This increased interest expense is reflected in the 2003 quarter.

Our income tax benefit of $2.6 million applicable to operating income for the quarter ended 2003 differed from the statutory U.S. federal income tax of $1.2 million as a result of the tax benefits associated with low income housing tax credits, non-taxable dividend and interest income and the recovery of interest amounts previously paid to the Internal Revenue Service (I.R.S). The effective income tax of $12.3 million for the quarter ended 2002 also differed from the statutory income tax of $15.4 million as a result of the tax benefits associated with low income housing tax credits, non-taxable dividend and interest income and the recovery of non-taxable amounts related to an I.R.S settlement.

Based on the current low level of pre-tax operating income in relation to permanent tax benefits, future changes in our pre-tax operating income may produce disproportionate changes to our effective income tax rate.
As a result, our effective income tax rate for the quarter ended 2003 should not be considered an estimate of the effective income tax rate for the year 2003. The effective income tax benefit rate for the year 2002 was
35.5%.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income. Realized investment gains and losses and certain other items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.
Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Also, all interest expense is included in the Corporate and Other segment, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include international operations and the run-off of our group pension and guaranteed investment contract businesses.

The criteria used to identify an item that will be excluded from segment income include: whether the item is infrequent and is material to the segment's income; or whether it results from a business restructuring or a change in regulatory requirements, or relates to other unusual circumstances (e.g., non-routine litigation). We include information on other items allocated to our segments in their respective notes for information only.
Items excluded from segment income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Segment income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital (RBC) for our insurance products. We used 300% RBC levels for 2003 and 2002. Capital within our Life Companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

The following table presents a reconciliation of segment after-tax income (loss) to consolidated income (loss)
from continuing operations for the 2003 and 2002 quarters ($ amounts in millions).

                                                             2003              2002             Change
                                                        ---------------  ---------------  ---------------
Segment Income
Life and Annuity......................................    $     17.4       $     28.2       $    (10.8)
Asset Management......................................          (4.6)             1.9             (6.5)
                                                        ---------------  ---------------  ---------------
Operating segment pre-tax income......................          12.8             30.1            (17.3)
Venture Capital.......................................          23.9             (5.0)            28.9
Corporate and Other...................................         (12.6)            (8.7)            (3.9)
                                                        ---------------  ---------------  ---------------
Total segment income, before income taxes.............          24.1             16.4              7.7
Applicable income taxes...............................           7.3              3.6              3.7
                                                        ---------------  ---------------  ---------------
Total segment income..................................          16.8             12.8              4.0
                                                        ---------------  ---------------  ---------------

Adjustments after income taxes
  Net realized investment gains (losses)..............         (12.4)             1.6            (14.0)
  Management restructuring charges....................          (2.5)            --               (2.5)
  Deferred policy acquisition costs adjustment........         --                15.1            (15.1)
  Other income........................................           1.3             --                1.3
  Demutualization expense.............................         --                (0.6)             0.6
  Cumulative effect of accounting change..............         --              (130.3)           130.3
                                                        ---------------  ---------------  ---------------
Net income (loss).....................................    $      3.2       $   (101.4)      $    104.6
                                                        ===============  ===============  ===============

Life and Annuity Segment

The following table and discussion present summary financial data relating to Life and Annuity for the 2003 and
2002 quarters ($ amounts in millions).

                                                             2003             2002            Change
                                                        ---------------  ---------------  ---------------
Results of Operations
Premiums..............................................    $    246.1      $    257.4      $    (11.3)
Insurance and investment product fees.................          78.3            77.6             0.7
Net investment income.................................         248.4           223.2            25.2
                                                        ---------------  ---------------  ---------------
Total segment revenues................................         572.8           558.2            14.6
                                                        ---------------  ---------------  ---------------
Policy benefits, including policyholder dividends.....         455.3           439.7            15.6
Policy acquisition cost amortization..................          27.5            14.7            12.8
Other operating expenses..............................          72.6            75.6            (3.0)
                                                        ---------------  ---------------  ---------------
Total segment benefits and expenses...................         555.4           530.0            25.4
                                                        ---------------  ---------------  ---------------
Segment income (loss) before income taxes and
  minority interest...................................          17.4            28.2           (10.8)
Allocated income taxes................................           3.8             9.9            (6.1)
                                                        ---------------  ---------------  ---------------
Segment income (loss) before minority interest........          13.6            18.3            (4.7)
Minority interest in segment income...................           --              --              --
                                                        ---------------  ---------------  ---------------
Segment income........................................    $     13.6      $     18.3      $     (4.7)
                                                        ===============  ===============  ===============

Premium revenues declined $11.3 million, or 4%, primarily as a result of a shift in sales from traditional life to universal life products and a decline in the traditional in-force business. Premium revenue for traditional life policies during the quarter was $241.5 million versus $252.3 in the 2002 quarter, a decrease of $10.8 million.

Insurance and investment product fees decreased by $0.7 million from the prior year. Universal life fees increased due to increased sales while annuity fees declined as a result of lower separate account assets.

Net investment income increased $25.2 million, or 11.3%, due to an increase in invested assets related to the guaranteed interest account portion of our annuity business, principally from the sales of the Retirement
Planners Edge (RPE) variable annuity and fixed annuities. Invested assets at the end of the 2003 quarter were approximately $1.6 billion higher than at the end of the 2002 quarter.

Policy benefits and dividends increased $15.6 million, or 4%, due to an increase in interest credited on the guaranteed interest accounts portion of our annuity business and on fixed annuities. Also, the policyholder dividend obligation increased by $11.4 million due to a realized gain in venture capital investments and favorable persistency.

Policy acquisition cost amortization increased $12.8 million, or 87%, from the prior year quarter primarily due to spread compression and higher surrenders and favorable variable universal life mortality.

Allocated income taxes were $6.1 million lower in the 2003 quarter as a result of lower segment income before income taxes as well as a current year allocation of the tax benefit of tax advantaged investments to the Life and Annuity segment.

The table below presents the composition of Life and Annuity's segment income before income taxes by product for the 2003 and 2002 quarters:

Life and Annuity segment income by product                      2003             2002             Change
                                                          ---------------  ---------------  ---------------

Variable universal life insurance.........................  $      6.3       $     10.0       $     (3.7)
Universal life insurance..................................         4.7              5.9             (1.2)
Term life insurance.......................................         0.4             (0.5)             0.9
Other life and annuity....................................         2.5             (1.8)             4.3
                                                          ---------------  ---------------  ---------------
Total non-participating life insurance....................        13.9             13.6              0.3
Participating Life insurance..............................         8.8             12.0             (3.2)
                                                          ---------------  ---------------  ---------------
Total life insurance......................................        22.7             25.6             (2.9)
Annuities.................................................        (5.3)             2.6             (7.9)
                                                          ---------------  ---------------  ---------------
Segment income before income taxes........................  $     17.4       $     28.2       $    (10.8)
                                                          ===============  ===============  ===============

The decrease in Variable Universal Life pre-tax income for 2003 is primarily due to higher non-deferrable expenses, and higher amortization of deferred acquisitions costs resulting primarily from favorable mortality and higher surrenders.

The decrease in Universal Life pre-tax income for 2003 is primarily due to lower insurance margins and to higher non-deferrable expenses, partially offset by higher investment margins.

The decrease in Participating Life pre-tax income for 2003 is primarily due the release of a policyholder tax contingency in the first quarter of 2002, plus higher amortization of deferred acquisition costs in 2003.

The increase in Other Life and Annuity pre-tax income for 2003 is primarily due to improved 2003 results for our Group Executive Ordinary (corporate owned life product) and Single Premium Immediate Annuity lines of businesses.

The decrease in Annuity pre-tax income of $7.9 million is primarily due to an increase in controllable, non-deferrable expenses and an increase in DAC amortization due to narrower interest spreads and higher surrenders.

Asset Management Segment

The following table and discussion present summary financial data relating to Asset Management for the 2003 and 2002 quarters ($ amounts in millions).

                                                              2003            2002           Change
                                                         --------------  --------------  --------------
Results of Operations
Investment product fees................................    $     55.5      $     66.7      $    (11.2)
Net investment income..................................           1.3             3.2            (1.9)
                                                         --------------  --------------  --------------
Total segment revenues.................................          56.8            69.9           (13.1)
                                                         --------------  --------------  --------------
Intangible asset amortization..........................           8.4             8.1             0.3
Other operating expenses...............................          50.2            57.1            (6.9)
                                                         --------------  --------------  --------------
Total segment expenses.................................          58.6            65.2            (6.6)
                                                         --------------  --------------  --------------
Segment income (loss) before income taxes and
 minority interest.....................................          (1.8)            4.7            (6.5)
Allocated income taxes (benefit).......................          (1.7)           (0.5)           (1.2)
                                                         --------------  --------------  --------------
Segment income (loss) before minority interest.........          (0.1)            5.2            (5.3)
Minority interest in segment income ...................           2.8             2.8             --
                                                         --------------  --------------  --------------
Segment income (loss)..................................    $     (2.9)     $      2.4      $     (5.3)
                                                         ==============  ==============  ==============

The decrease in investment product fees compared to 2002 resulted primarily from decreases in both private client and institutional assets under management. A decrease in billable assets under management for the private client and institutional lines of business decreased investment product fees by $5.6 million and $4.8 million, respectively. At quarter-end 2003, our Asset Management segment had $52.9 billion in assets under management, a decrease of $1.1 billion, or 2%, from year-end 2002 and a decrease of $7.8 billion, or 13%, from quarter-end 2002. The decreases from year-end 2002 and quarter-end 2002 resulted primarily from decreases in investment performance of $1.4 billion and $9.4 billion, respectively. Net asset outflows from year-end 2002 of
$0.2 billion were offset by increases in our Phoenix general account of $0.5 billion. The issuance of a $1.0 billion CDO in August 2002, as well as a $1.9 billion increase in our Phoenix general account, which was largely driven by annuity deposits, offset net asset outflows of $1.4 billion since quarter-end 2002.

Sales of private client products in 2003 were $0.9 billion, an decrease of 38% from the same period in 2002, and redemptions from existing accounts were $1.2 billion, an increase of 4% from the same period in 2002. Sales of institutional accounts in 2003 were $0.8 billion, a decrease of 5% from the same period in 2002, and lost accounts and withdrawals from existing accounts were $0.6 billion, a decrease of 11% from the same period in
2002.

The increase in intangible asset amortization resulted from the acquisition of a 60% interest in Kayne Anderson
Rudnick in January 2002 and amortization for an entire quarter in 2003.

The decrease in other operating expenses in 2003 was primarily due to a $7.5 million decrease in compensation expense. Non-compensation expenses increased $0.6 million, of which a $1.8 million increase was due to charges related to computer services that were previously included in compensation, partially offset by decreases in brokerage clearing and execution costs, and travel.

Assets under management were $52,909 and $53,956, of which $14,886 and $14,498 at quarter-end 2003 and year-end 2002, respectively, were our Life Companies' assets.

Venture Capital Segment

Our venture capital investments are primarily in the form of limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We record our investments in venture capital partnerships in accordance with the equity method of accounting. (See
Venture Capital Partnerships in the Critical Accounting Policies section of the Management's Discussion and
Analysis to our consolidated financial statements in our 2002 Annual Report on Form 10-K.) Venture capital investments are investments of the general account of Phoenix Life.

For more information, see Notes 4 and 5 to our consolidated financial statements in our 2002 Annual Report on
Form 10-K

During the first quarter, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships being sold and transferred totaled $52.2 million after realizing a loss of $18.8 million
($5.1 million recorded in 2002 and $13.8 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments. The partnerships transferred constitute less than 0.5% of the assets of the closed block.

The following table and discussion present summary financial data relating to our Venture Capital segment for the 2003 and 2002 quarters ($ amounts in millions).

                                                                      2003             2002           Change
                                                                ---------------  ---------------  -------------

Net realized gains (losses) on partnership cash
 and stock distributions........................................  $     (6.2)      $    (12.5)      $      6.3
Net unrealized gains on partnership investments.................        31.0              9.5             21.5
Partnership operating expenses..................................        (0.9)            (2.0)             1.1
                                                                ---------------  ---------------  -------------
Segment net investment income (loss)............................        23.9             (5.0)            28.9
Applicable income taxes (benefit)...............................         8.4             (1.8)            10.2
                                                                ---------------  ---------------  -------------
Segment income (loss)...........................................  $     15.5       $     (3.2)      $     18.7
                                                                ===============  ===============  =============

Net investment income increased $28.9 million primarily due to the reconciliation to the partnerships' audited fourth quarter financial statements to previously estimated amounts.

Venture Capital Investments
Contributions (dollars invested)...............................................................   $     11.6
Equity in earnings of partnerships.............................................................         23.9
Distributions..................................................................................         (3.0)
Sale of partnership interests and transfer to closed block.....................................        (52.2)
Realized loss on sale of partnership interests and transfer to closed block....................        (13.8)
                                                                                                ---------------
Change in Venture Capital investments..........................................................        (33.5)
Venture Capital investments, beginning of quarter..............................................        227.8
                                                                                                ---------------
Venture capital segment investments, end of quarter............................................   $    194.3
                                                                                                ===============

Total investments decreased during the 2003 quarter by $33.5 million, or 14.7%, due to a sale of partnership interests to third parties and a transfer of partnership interests to the closed block as discussed above.
Further, realized losses on the sale and transfer decreased the investment balance by $13.8 million. These were offset by contributions during the quarter of $11.6 million and equity in earnings of partnerships of $23.9 million.

Corporate and Other Segment

The following table and discussion present summary financial data relating to Corporate and Other for the quarters ended 2003 and 2002 ($ amounts in millions).

                                                                     2003            2002           Change
                                                                 --------------  --------------  --------------

Interest expense...............................................   $     9.8       $     7.7       $     2.1
Other expenses, net............................................         2.8             1.0             1.8
                                                                 --------------  --------------  --------------
Segment pre-tax operating income (loss)........................       (12.6)           (8.7)          (3.9)
Allocated income tax benefit...................................        (3.2)           (4.1)           (0.9)
                                                                 --------------  --------------  --------------
Segment income (loss)..........................................   $    (9.4)      $    (4.6)      $    (4.8)
                                                                 ==============  ==============  ==============

The increase in interest expense of $2.1 million was due to increased indebtedness during the 2003 quarter over the same quarter in 2002. This increase was primarily related to interest and issuance cost amortization associated with the equity units issued in December 2002.

The increase in other expenses is due to higher costs associated with the stock purchase contracts issued in
November 2002 and larger losses from international operations, partially offset by lower controllable expenses.

General Accounts

The invested assets in the general accounts of our Life Companies are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers. Our Asset Management professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the specific liability or liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

Separate Account Investments and Investment Trusts

Assets in our Life Companies' separate accounts are managed in accordance with the specific investment contracts and guidelines relating to our variable products. We generally do not bear any investment risk on assets held in separate accounts. Rather, we receive investment management fees based on assets under management. Generally, assets held in separate accounts are not available to satisfy general account obligations.

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

We offer a variety of variable and fixed annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Our major sources of revenues from separate account variable annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. Our major source of profit from fixed annuities and general account variable annuities is from the interest rate spread, or the excess of investment income earned over interest credited.

In 2000, we began selling Retirement Planners Edge (RPE), a no-load variable annuity. Commissions on these sales were 1% to 1.2% per year depending on the distribution outlet. RPE was designed to attract contributions into variable sub-accounts on which we earn mortality and expense fees. During the second half of 2002, as planners and their clients sought refuge from stock market volatility and as interest rates dropped to historically low levels, policyholders allocated their deposits to general account guaranteed interest accounts carrying the regulatory required minimum crediting rate of 3%. In September 2002, we stopped accepting applications for RPE, although existing policyholders have the right to make subsequent deposits up to a maximum of $1 million per contract.

Amounts held by our policyholders in guaranteed interest accounts, or GIAs, including RPE and fixed annuities, as of quarter-end 2003 and year-end 2002 follow ($ amounts in millions):

Policyholder Deposit Funds                                                      2003             2002
--------------------------                                                 --------------   --------------

Retirement Planners Edge GIAs..............................................  $   1,312.2      $   1,345.6
Other variable annuity GIAs................................................        912.6            813.7
                                                                           --------------   --------------
Variable annuity GIAs......................................................      2,224.8          2,159.3
Fixed annuities............................................................        921.4            737.2
                                                                           --------------   --------------
Total variable annuity GIAs and fixed annuities............................  $   3,146.2      $   2,896.5
                                                                           ==============   ==============

As interest rates declined during the second half of 2002, we experienced reduced interest spreads on RPE guaranteed interest account liabilities, as we invested related cash inflows in shorter-term, lower yielding, primarily publicly-traded, investment-grade debt securities to correspond with what we believe to be short duration liabilities. To the extent short-term interest rates remain below the regulatory required minimum crediting rate of 3%, we expect to continue to experience spread compression on our variable guaranteed interest account deposits, particularly on the RPE GIA balances. In addition, we anticipate that, to the extent
RPE guaranteed interest account balances do not lapse or transfer to variable sub-accounts, spread compression and additional commission payments on RPE fund balances will result in losses on our RPE variable annuity.

Debt and Equity Securities

Our debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of quarter-end 2003, non-affiliated debt securities with a carrying value of $12,818.4 million represented 77.5% of total investments. Public debt securities represented 77.8% of total debt securities, with the remaining 21.2% represented by private debt securities. Affiliated debt securities represent convertible debt securities issued by Aberdeen Asset Management PLC with a total carrying value of $48.4 at quarter-end
2003. See further discussion under Aberdeen Asset Management PLC. The tables below do not include affiliated debt securities.

Each year, the majority of our net cash flows are invested in investment grade debt securities. However, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds.
Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the "BB" rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of quarter-end 2003, our total below investment grade securities totaled $1,074.9 million, or 8.4% of our total debt security portfolio. Of that amount, $767.9 million, or 6.0% of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater) totaled $307.0 million, or
2.4% of our total debt security portfolio.

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

The following table presents the SVO ratings for our non-affiliated debt security portfolio as of quarter-end
2003 and year-end 2002 ($ amounts in millions), along with an equivalent Standard & Poor's, or S&P, rating agency designation. The majority of our bonds are investment grade, with 91.6% invested in Categories 1 and 2 securities as of quarter-end 2003.

                              Total Debt Securities      Public Debt Securities     Private Debt Securities
                                   (Fair Value)                (Fair Value)               (Fair Value)
  SVO     S&P Equivalent   ---------------------------  -------------------------  -------------------------
Rating     Designation         2003          2002           2003         2002         2003            2002
------   ----------------  ------------  -------------  ------------  -----------  -----------  ------------

  1      AAA/AA/A          $  8,913.3    $   7,960.9    $   7,453.2   $   6,549.8  $   1,460.1  $   1,411.1
  2      BBB                  2,781.8        2,811.5        1,768.4       1,767.1      1,013.4      1,044.4
                           ------------  -------------  ------------  -----------  -----------  ------------
   Total investment grade    11,695.1       10,772.4        9,221.6       8,316.9      2,473.5      2,455.5
  3      BB                     767.9          785.7          544.2         577.4        223.7        208.3
  4      B                      155.6          105.4          106.1          82.2         49.5         23.2
  5      CCC and lower           97.8          118.5           42.0          53.3         55.8         65.2
  6      In or near default      53.6           59.4           19.6          25.4         34.0         34.0
                           ------------  -------------  ------------  -----------  -----------  ------------
   Total debt securities   $  12,770.0   $  11,841.4    $   9,933.5   $   9,055.2  $   2,836.5  $   2,786.2
                           ============  =============  ============  ===========  ===========  ============

The following tables present our non-affiliated debt security portfolio by investment type as of quarter-end
2003 ($ amounts in millions), along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                         Unrealized Gains (Losses)
                                                                   ---------------------------------------
                                          Fair                        Gross         Gross          Net
                                          Value         Cost          Gains         Losses        Gains
                                       -----------   -----------   -----------   -----------   -----------
Debt Securities by Type
U.S. government and agency............ $    791.4    $    753.1    $    38.5     $    (0.2)    $    38.3
State and political subdivision.......      540.9         487.1         54.3          (0.5)         53.8
Foreign government....................      235.0         226.2         14.8          (6.0)          8.8
Corporate.............................    5,758.0       5,394.5        450.4         (86.9)        363.5
Mortgage-backed.......................    3,321.2       3,139.7        183.0          (1.5)        181.5
Other asset-backed....................    2,123.5       2,140.1         69.6         (86.2)        (16.6)
                                       ----------    -----------   -----------   -----------   -----------
Total debt securities................. $ 12,770.0    $ 12,140.7    $   810.6     $  (181.3)    $   629.3
                                       ==========    ===========   ===========   ===========   ===========
Outside closed block:
   Unrealized gains................... $  5,358.3    $  5,104.5    $   253.8     $    --       $   253.8
   Unrealized losses..................      776.6         884.0         --          (107.4)       (107.4)
                                       ----------    -----------   -----------   -----------   -----------
   Total outside the closed block.....    6,134.9       5,988.5        253.8        (107.4)        146.4
                                       ----------    -----------   -----------   -----------   -----------
Closed block:
   Unrealized gains...................    6,056.5       5,499.7        556.8          --           556.8
   Unrealized losses..................      578.6         652.5         --           (73.9)        (73.9)
                                       ----------    -----------   -----------   -----------   -----------
   Total closed block.................    6,635.1       6,152.2        556.8         (73.9)        482.9
                                       ----------    -----------   -----------   -----------   -----------
Total debt securities................. $ 12,770.0    $ 12,140.7    $   810.6     $  (181.3)    $   629.3
                                       ==========    ===========   ===========   ===========   ===========

                                                         Investment Grade          Below Investment Grade
                                                     -------------------------   -------------------------
                                                      Fair Value      Cost       Fair Value       Cost
                                                     ------------  -----------   -----------  ------------
Debt Securities by Type and Credit Quality
U.S. government and agency......................     $    791.4    $   753.1     $    --       $    --
State and political subdivision.................          540.9        487.1          --            --
Foreign government..............................           57.2         51.3         177.8         174.9
Corporate.......................................        5,065.0      4,677.3         693.0         717.2
Mortgage-backed.................................        3,249.2      3,073.4          72.0          66.3
Other asset-backed..............................        1,991.4      1,977.8         132.1         162.3
                                                     ------------  -----------   -----------  ------------
Total debt securities...........................     $ 11,695.1    $11,020.0       1,074.9     $ 1,120.7
                                                     ============  ===========   ===========  ============

Percentage of total debt securities.............           91.6%        90.8%          8.4%          9.2%
                                                     ============  ===========   ===========  ============

                                                                      Total       AAA/AA/A         BBB
                                                                   -----------  ------------  ------------
Investment Grade Debt Securities (Fair Value)
U.S. government and agency........................................ $   791.4     $   791.4     $    --
State and political subdivision...................................     540.9         528.8         12.1
Foreign government................................................      57.2          12.4         44.8
Corporate........................................................    5,065.0       2,784.1      2,280.9
Mortgage-backed...................................................   3,249.2       3,048.5        200.7
Other asset-backed................................................   1,991.4       1,748.0        243.4
                                                                   -----------   -----------  ------------
Total debt securities............................................  $11,695.1     $ 8,913.2     $2,781.9
                                                                   ===========   ===========  ============

Percentage of total debt securities...............................      91.6%         69.8%        21.8%
                                                                   ===========   ===========  ============

                                                                                                  In or Near
                                            Total           BB            B        CC or Lower      Default
                                        -------------  ------------  ------------  ------------  -------------
Below Investment Grade Debt
Securities (Fair Value)
Foreign government....................  $    177.8     $    173.9    $     2.5     $      1.4     $    --
Corporate.............................       693.0          458.8        136.0           52.2        46.0
Mortgage-backed.......................        72.0           69.3          2.4            0.3          --
Other asset-backed....................       132.1           65.9         14.7           43.9         7.6
                                        -------------  ------------  ------------  ------------  -------------
Total debt securities.................  $  1,074.9     $    767.9    $   155.6     $     97.8     $  53.6
                                        =============  ============  ============  ============  =============

Percentage of total debt securities...         8.4%           6.0%         1.2%           0.8%        0.4%
                                        =============  ============  ============  ============  ==============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment philosophy has been to create a high level of industry diversification. The top five industry holdings as of quarter-end 2003 in our debt securities portfolio are banking (3%), financial services (2%), insurance (2%), electric utilities
(2%) and oil (2%).

Our corporate bond exposure to recently troubled industries including telecommunication equipment, telephone utilities, airlines, and media, publishing and broadcasting comprise 4% of the debt securities portfolio at quarter-end 2003. In addition, within the asset-backed securities sector our exposure to securitized aircraft receivable securities comprises approximately 1% of the debt securities portfolio, with less than one third of that exposure rated below investment grade at quarter-end 2003.

The following table presents certain information with respect to realized investment losses ($ amounts in millions). Losses from "other-than-temporary impairment" charges are reported separately. These impairment charges were determined based on our assessment of factors to be enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired. Sources and types of net realized investment gains (losses) for the quarters ended quarters-ended 2003 and 2002 follow:

                                                                                    2003             2002
                                                                              ---------------  ---------------

Debt securities.............................................................    $     (25.6)     $     (53.6)
Mortgage loans..............................................................           (0.4)            --
Venture capital partnerships................................................           (4.3)            --
Other invested assets.......................................................           (8.7)            --
                                                                              ---------------  ---------------
Impairment losses...........................................................          (39.0)           (53.6)
                                                                              ---------------  ---------------
Debt securities gains.......................................................           53.6             15.7
Debt securities losses......................................................          (12.3)            (7.0)
Equity securities gains.....................................................            0.4              1.0
Equity securities losses....................................................           (2.6)            (1.7)
Mortgage loans..............................................................           (0.4)            --
Venture capital partnerships................................................           (9.5)            --
Real estate.................................................................            0.5              9.1
Other invested assets.......................................................           (3.0)             1.5
                                                                              ---------------  ---------------
Net transaction gains.......................................................           26.7             18.6
                                                                              ---------------  ---------------
Net realized investment losses..............................................    $     (12.3)     $     (35.0)
                                                                              ===============  ===============

Net realized investment losses..............................................    $     (12.3)     $     (35.0)
                                                                              ---------------  ---------------
Closed block applicable policyholder dividend obligation (reduction)........            8.5            (34.0)
Applicable deferred acquisition costs (benefit).............................            0.5             (3.4)
Applicable deferred income taxes (benefit)..................................           (8.9)             0.8
                                                                              ---------------  ---------------
Offsets to realized investment gains (losses)...............................            0.1            (36.6)
                                                                              ---------------  ---------------
Net realized investment gains (losses) included in net income...............    $     (12.4)     $       1.6
                                                                              ===============  ===============

Gross and net unrealized gains and losses from debt and equity securities at quarter-end 2003 follow ($ amounts
in millions):

                                                      Total         Outside Closed Block      Closed Block
                                             ---------------------- --------------------- --------------------
                                                 Gains      Losses    Gains       Losses    Gains       Losses
                                             ---------- ----------- --------- ----------- --------- ----------
Debt securities............................   $  810.6  $  (181.3)  $  253.8  $   (107.4) $  556.8  $   (73.9)
Equity securities..........................      118.2      (17.3)     118.2       (17.3)     --         --
                                             ---------- ----------- --------- ----------- --------- ----------
Unrealized gains (losses)..................      928.8     (198.6)     372.0      (124.7)    556.8      (73.9)
                                             ---------- ----------- --------- ----------- --------- ----------
Applicable policyholder
  dividend obligation......................      556.8      (73.9)      --          --       556.8      (73.9)
Applicable deferred policy
  acquisition costs (credit)...............      144.7      (45.5)     144.7      (45.5)      --          --
Applicable deferred income taxes...........       79.6      (27.7)      79.6      (27.7)      --          --
                                             ---------- ----------- --------- ----------- --------- ----------
Total offsets to net unrealized gains......      781.1     (147.1)     224.3      (73.2)     556.8      (73.9)
                                             ---------- ----------- --------- ----------- --------- ----------
Unrealized gains (losses) after offsets....   $  147.7  $   (51.5)  $  147.7  $   (51.5)  $   --    $     --
                                             ========== =========== ========= =========== ========= ==========
Net unrealized gains after offsets.........   $   96.2              $   96.2              $   --
                                             ==========             =========             =========

Total net unrealized gains were $730.2 million (unrealized gains of $928.8, less unrealized losses of $198.6).
Of that net amount, $247.3 million was outside the closed block ($96.2 million after applicable deferred policy acquisition costs and deferred income taxes) and $482.9 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

During the 2003 quarter, both investment grade and below-investment rated corporate bonds appreciated in value while lower rated asset-backed securities were generally flat. Some sectors of the asset-backed market, particularly aircraft-related securities and lower rated collateralized debt obligations, suffered price declines. As a result, our unrealized losses on debt securities increased modestly, as reduced unrealized losses in corporate securities were offset by increased unrealized losses in asset-backed securities.

At the end of each reporting period we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list for the identification and monitoring of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. As validation of our watch list process, we review all securities whose amortized cost basis was in excess of carrying value on a continuous basis for durations of zero to six months, six to 12 months, 12 to 24 months and greater than 24 months. This analysis is further broken down as to investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost ("significant unrealized loss") with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that we consider in making a determination that a security is other-than-temporarily impaired.

Our assessment of whether an investment by us in a debt or equity security is other-than-temporarily impaired is primarily based on whether the issuer has:

    o  defaulted on payment obligations;
    o  declared that it will default at a future point outside the current reporting period;
    o  announced a restructure will occur outside the current reporting period;
    o  severe liquidity problems that cannot be resolved;
    o  filed for bankruptcy; and/or
    o  a financial condition such that future payments are highly unlikely.

The following tables present certain information with respect to our gross unrealized losses with respect to our

investments in debt securities, both inside and outside of the closed block, as of quarter-end 2003 ($ amounts
in millions). In the following tables, we separately present information that is applicable to outside the closed block and information that is applicable to the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of closed block unrealized investment losses due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our consolidated financial statements presented elsewhere in this Form 10-Q. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our net income.

Gross unrealized losses on debt securities outside of the closed block at quarter-end 2003 by duration of unrealized loss and by credit quality follow ($ amounts in millions):

                                                             0 - 6       6 - 12       12 - 24      Over 24
                                                Total        Months      Months       Months       Months
                                             -----------  -----------  -----------  -----------  -----------
Total debt securities:
Number of positions.........................        197          128           14           29           26
                                             -----------  -----------  -----------  -----------  -----------
Total fair value............................  $   776.6    $   542.7    $    38.0    $    83.4    $   112.5
Total amortized cost........................      884.0        589.4         42.6        108.3        143.7
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $  (107.4)   $   (46.7)   $    (4.6)   $   (24.9)   $   (31.2)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $   (40.3)   $   (17.4)   $    (1.8)   $    (9.3)   $   (11.8)
                                             ===========  ===========  ===========  ===========  ===========

Investment grade debt securities:
Number of positions.........................        142          109            9           10           14
                                             -----------  -----------  -----------  -----------  -----------
Total fair value............................  $   655.7    $   505.8    $    29.7    $    33.0    $    87.2
Total amortized cost........................      716.5        539.7         32.4         38.4        106.0
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $   (60.8)   $   (33.9)   $    (2.7)   $    (5.4)   $   (18.8)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $   (23.7)   $   (13.1)   $    (1.1)   $    (2.2)   $    (7.3)
                                             ===========  ===========  ===========  ===========  ===========

Below investment grade debt securities:
Number of positions.........................         55           19            5           19           12
                                             -----------  -----------  -----------  -----------  -----------
Total fair value............................  $   120.9    $    36.9    $     8.3    $    50.4    $    25.3
Total amortized cost........................      167.5         49.7         10.2         69.9         37.7
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $   (46.6)   $   (12.8)   $    (1.9)   $   (19.5)   $   (12.4)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $   (16.6)   $    (4.3)   $    (0.7)   $    (7.1)   $    (4.5)
                                             ===========  ===========  ===========  ===========  ===========

For the below investment grade debt securities outside the closed block, 22 of the 55 security positions have had gross unrealized losses greater than 20% of cost continuously for the durations that follow ($ amounts in millions):

                                                             0 - 6       6 - 12       12 - 24      Over 24
                                                Total        Months      Months       Months       Months
                                             -----------  -----------  -----------  -----------  -----------
Number of positions.........................         22           16            4            1            1
                                             -----------  -----------  -----------  -----------  -----------
Total fair value............................      $38.9    $    29.3    $     8.9    $     0.7    $    --
Total amortized cost........................       78.9         63.4         14.5          1.0         --
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $   (40.0)   $   (34.1)   $    (5.6)   $    (0.3)   $    --
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $   (14.4)   $   (12.2)   $    (2.0)   $    (0.2)   $    --
                                             ===========  ===========  ===========  ===========  ===========

For the investment grade debt security positions held outside the closed block, 24 of the 142 security positions have been in an unrealized loss position for more than 12 months as of quarter-end 2003 (14 of which have been in an unrealized loss position for more than 24 months). The aggregate unrealized loss relating to these positions

was $24.2 million as of that date ($18.8 million of which relate to holdings in an unrealized loss position for more than 24 months). None of the 24 investment grade debt securities held outside the closed block were considered to be other-than-temporarily impaired as of quarter-end 2003. Five individual public issues aggregated $19.9 million in unrealized losses, all of which continue to, and in our opinion, are expected to continue to perform to their original contractual terms as of quarter-end 2003. One security acquired before
2000 is a AAA-rated security structured to receive coupon payments indexed to the performance of the S&P 500.
The security has declined in fair value due to the drop in the S&P 500 index but is defeased with U.S. treasury strips. One security acquired in 1998 is a AAA-rated interest-only security that has declined in fair value due to the drop in interest rates. One security is an A-rated bank issue that has declined in fair value due to an increase in required credit spreads for the security. One security is an A2/AA- rated issue that has declined in fair value due to the default of the original servicer of the pool of manufactured housing loans that are collateral for the transaction, and uncertainty about the new servicer. One security is a AA/Aa1-rated collateralized bond obligation that has declined in value due to a decline in value of the collateral backing the security and an increase in required credit spreads for this type of security. The remaining 19 investment grade debt securities held outside the closed block that have been in an unrealized loss position for more than
12 months as of quarter-end 2003 have $4.3 million in unrealized losses. Each of the remaining 19 securities have unrealized losses of less than $0.8 million. These securities represent holdings in the banking and transportation sectors, collateralized bond obligations, mortgage-backed securities and asset-backed securities. We are of the opinion that these unrealized losses are temporary in nature, resulting primarily from market conditions affecting the overall equity, credit and interest rate markets. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of quarter-end 2003, we had the ability and intent to hold these securities until their value has fully recovered.

For the below-investment grade debt security positions held outside the closed block, 31 of the 55 security positions have been in an unrealized loss position for more than 12 months as of quarter-end 2003 (12 of the previously mentioned securities have been in an unrealized position for more than 24 months). The aggregate gross pre-tax unrealized loss relating to these 31 positions was $31.9 million ($11.6 million after offsets for applicable deferred acquisition costs and income taxes). $12.4 million ($4.5 million after offsets) of these unrealized losses have been in an unrealized loss position for more than 24 months. Two of the previously mentioned 31 securities with unrealized losses of $0.3 million ($0.2 million after offsets) had unrealized losses greater than 20% of cost continuously for greater than 12 months. None of the 31 previously mentioned securities held outside the closed block were considered to be other-than-temporarily impaired as of quarter-end 2003. Of the 31 below-investment grade securities, ten individual publicly-traded issues comprised approximately $24.4 million of the gross unrealized loss ($8.3 million after offsets), all of which continue to and, in our opinion, are expected to continue to perform as to their original contractual terms. Three of these holdings are in collateralized airline pass-through certificates, two are in energy sector issues, one holding is a Latin American sovereign holding, one is a cable television operator, one is a specialty pharmaceutical company, one is a credit-card asset backed security, and one is a collateralized debt obligation. The remaining
21 below investment grade debt securities held outside the closed block that have been in an unrealized loss position for more than 12 months as of quarter-end 2003 have $7.5 million in unrealized losses ($3.3 million after offsets). Each of the remaining 21 holdings has gross unrealized losses less than $0.9 million. These securities represent holdings in airline pass-through certificates and in the energy, telecommunications and retail sectors. We believe that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets as well as the airline, energy and Latin American sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of quarter-end 2003, we have the ability and intent to hold these securities until their value has fully recovered.

Gross unrealized losses on debt securities in the closed block at quarter-end 2003 by duration of unrealized loss and by credit quality follow ($ amounts in millions):

                                                             0 - 6       6 - 12       12 - 24      Over 24
                                                Total        Months      Months       Months       Months
                                             -----------  -----------  -----------  -----------  -----------
Total debt securities:
Number of positions.........................        135           90            7           21           17
                                             -----------  -----------  -----------  -----------  -----------
Total fair  value...........................  $   578.6    $   362.0    $    22.1    $    98.2    $    96.3
Total amortized cost........................      652.5        382.5         24.3        132.4        113.3
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $   (73.9)   $   (20.5)   $    (2.2)   $   (34.2)   $   (17.0)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $    --      $    --      $    --      $    --      $    --
                                             ===========  ===========  ===========  ===========  ===========

Investment grade debt securities:
Number of positions.........................         88           67            2            7           12
                                             -----------  -----------  -----------  -----------  -----------
Total fair value............................  $   365.1    $   261.4    $     2.8    $    28.6    $    72.3
Total amortized cost........................      394.4        270.6          2.9         40.6         80.3
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $   (29.3)   $    (9.2)   $    (0.1)   $   (12.0)   $    (8.0)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $    --      $    --      $    --      $    --      $    --
                                             ===========  ===========  ===========  ===========  ===========

Below investment grade debt securities:
Number of positions.........................         47           23            5           14            5
                                             -----------  -----------  -----------  -----------  -----------
Total fair value............................  $   213.5    $   100.6    $    19.3    $    69.6    $    24.0
Total amortized cost........................      258.1        111.9         21.4         91.8         33.0
                                             -----------  -----------  -----------  -----------  -----------
Unrealized losses...........................  $   (44.6)   $   (11.3)   $    (2.1)   $   (22.2)   $    (9.0)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets.............  $    --      $    --      $    --      $    --      $    --
                                             ===========  ===========  ===========  ===========  ===========

For the below investment grade debt securities in the closed block at quarter-end 2003, 13 of the 47 security positions had gross unrealized losses greater than 20% of cost continuously for the durations that follow ($
amounts in millions):

                                                             0 - 6       6 - 12       12 - 24      Over 24
                                                Total        Months      Months       Months       Months
                                             -----------  -----------  -----------  -----------  ------------
Number of positions.........................         13            8            1            3            1
                                             -----------  -----------  -----------  -----------  ------------
Total fair value............................  $    53.0    $    41.9    $     2.5    $     5.8    $     2.8
Total amortized cost........................       81.9         60.4          4.9         12.6          4.0
                                             -----------  -----------  -----------  -----------  ------------
Unrealized losses...........................  $   (28.9)   $   (18.5)   $    (2.4)   $    (6.8)   $    (1.2)
                                             ===========  ===========  ===========  ===========  ============
Unrealized losses after offsets.............  $    --      $    --      $    --      $    --      $    --
                                             ===========  ===========  ===========  ===========  ============

For the investment grade debt security positions held in the closed block, 19 of the 88 security positions have been in an unrealized loss position for more than 12 months as of quarter-end 2003 (12 of which have been in an unrealized loss positions for more than 24 months). The aggregate unrealized loss relating to these positions was $20.0 million as of that date ($8.0 million of which relates to securities in an unrealized loss position for more than 24 months). None of the 19 investment grade securities held in the closed block were considered to be other-than-temporarily impaired as of quarter-end 2003. Eight individual public issues aggregated $16.1 million in unrealized losses, all of which continue to, and in our opinion, are expected to continue to perform to their original contractual terms as of quarter-end 2003. One issue is an A-rated timber-collateralized holding that has declined in fair value due to a decline in the price of lumber. One security is an A-rated bank issue that has declined in fair value due to an increase in required credit spreads for this type of security. Five issues are collateralized aircraft financings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft-related investments. One issue is an asset-backed security collateralized by franchise loan receivables that has declined in value due to deterioration in the franchise receivables. The remaining 11 investment grade debt securities held in the closed block that have been in an unrealized loss position for more than 12 months as of quarter-end 2003 have
$3.9 million in unrealized losses. Each of the remaining 12 securities has unrealized losses less than $0.9 million. These securities represent holdings in mortgage or asset-backed securities and holdings in the airline, transportation, energy, paper products and banking sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets, as well as the energy sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of quarter-end 2003, we have the ability and intent to hold these securities until their value has fully recovered.

For the below investment grade security positions held in the closed block, 19 of the 47 security positions have been in an unrealized loss position for more than 12 months as of quarter-end 2003 (5 of which have been in unrealized loss positions for more than 24 months). The aggregate gross pre-tax unrealized loss relating to these positions was $31.2 million ($9.0 million of which relates to securities in an unrealized loss position for more than 24 months). None of the 19 previously mentioned securities held in the closed block were considered to be other-than-temporarily impaired as of quarter-end 2003. Four of these securities with unrealized losses of $8.0 million had unrealized losses greater than 20% of cost continuously for greater than
12 months. Of the 19 below investment grade positions, ten individual public issues comprise approximately
$24.9 million of the gross unrealized loss, all of which continue to and, in our opinion, are expected to continue to perform as to their original contractual terms. One issue is a multi-line insurance company holding that has declined in fair value due to financial losses. One issue is an energy/power generation related holding that has declined in fair value due to downgrades, bankruptcies and weakness in the energy market.
Three issues are collateralized airplane lease related holdings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft-related investments. One issue is a security that has declined in fair value due to the default of the original servicer of the pool of manufactured housing loans that are collateral for the transaction and potential reductions in future cash flows. Two securities are collateralized by oil receivables and have declined in value due to a decline in oil production in Venezuela. One security is a foreign sovereign holding and one security is a specialty pharmaceutical company. The remaining nine below investment grade debt securities held in the closed block that have been in an unrealized loss position for more than 12 months as of quarter-end 2003 have $6.3 million in unrealized losses. Each of the remaining nine holdings has gross unrealized losses less than $1.0 million.
These securities represent holdings in airline pass-through certificates, other asset backed securities, and in the energy, media, theatre and consumer products sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets as well as the airline and energy sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of quarter-end 2003, we have the ability and intent to hold these securities until their value has fully recovered.

Gross unrealized losses on equity securities as of quarter-end 2003 by duration of unrealized loss follow ($
amounts in millions):

                                                             0 - 6       6 - 12       12 - 24      Over 24
                                                Total        Months      Months       Months       Months
                                             -----------  -----------  -----------  -----------  -----------

Number of positions........................         323          251           33           20           19
                                             -----------  -----------  -----------  -----------  -----------
Total fair value...........................   $    58.7    $    38.6    $     5.2    $     2.5    $    12.4
Total cost.................................        76.0         46.8          6.4          3.3         19.5
                                             -----------  -----------  -----------  -----------  -----------
 Unrealized losses..........................  $   (17.3)   $    (8.2)   $    (1.2)   $    (0.8)   $    (7.1)
                                             ===========  ===========  ===========  ===========  ===========
Unrealized losses after offsets............   $   (11.2)   $    (5.3)   $    (0.8)   $    (0.5)   $    (4.6)
                                             ===========  ===========  ===========  ===========  ===========

As indicated in the above table, $7.9 million ($5.1 million after income taxes) of our gross unrealized losses in equity securities were continuously in an unrealized loss position for more than 12 months as of quarter-end
2003 ($7.1 million relates to securities in an unrealized loss position for more than 24 months). $5.9 million
($3.8 million after taxes) of the $7.1 million in unrealized losses relates to one individual holding representing seed money invested in mutual fund offerings of our Asset Management segment which, as of quarter-end 2003, are long-term holdings of our life insurance subsidiary's general account. Accordingly, we do not consider our investments in this seed money as being other-than-temporarily impaired at quarter-end 2003.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we evaluated the factors cited above, which we consider when assessing whether a security is other-than-temporarily impaired. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material affect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including;
interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified. At quarter-end 2003, no single non-affiliated issuer constituted more than $8.6 million of our gross unrealized losses.

Aberdeen Asset Management PLC

Our ownership of Aberdeen convertible debt securities includes two issues: $32.5 million of 7.5% convertible subordinated notes and $19.0 million in 5.875% convertible bonds. The notes were originally issued in 1996 at
7%, with a maturity of March 29, 2003, subject to four six-month extensions at Aberdeen's option with increasing rates for each extension. In the 2003 quarter, the notes were partially paid down by $5.0 million, with the remainder extended, subject to a rate increase to 7.5% and a maturity of September 29, 2003. The
5.875% convertible bonds were issued in 2002 and mature in 2007. The carrying value of these issues, which have investment grade ratings and are included in available-for-sale debt securities, was $48.4 million and $52.7 million at quarter-end 2003 and year-end 2002, respectively. The cost of these issues was $53.3 million and
$58.7 million at quarter-end 2003 and year-end 2002, respectively.

Our ownership of Aberdeen common stock included 4% of the company's outstanding shares that we purchased in May
2001 for $46.8 million and 18% of its outstanding shares that we purchased between 1996 and 1999 for $62.3 million. The carrying value of our equity investment in Aberdeen was $116.1 million and $119.3 million at quarter-end 2003 and year-end 2002, respectively. The fair value, based on quoted market price of underlying shares, of our equity investment in Aberdeen was $37.4 million and $43.6 million at quarter-end 2003 and year-end 2002, respectively. Included in our carrying value of Aberdeen was approximately $42 million and $50 million of goodwill as of quarter-end 2003 and year-end 2002, respectively, related to our acquisition of
Aberdeen common stock. For more information, see Notes 4 and 5 to our consolidated financial statements in our
2002 Annual Report on Form 10-K.

During the second half of 2002, the value of Aberdeen's publicly traded shares experienced a significant decline due to a general decline in valuations of U.K. asset managers as well as regulatory matters related to the U.K. split-capital trust sector, including Aberdeen's managed funds. In late 2002, Aberdeen announced the results of a strategic review, which concluded with an announcement of a decision to divest itself of a business segment that actively manages property investments and of a conditional agreement to dispose of its rights to manage certain retail funds. On February 21, 2003, Aberdeen announced the closing of its retail funds transaction, which resulted in proceeds of £86.8 million (or $138.0 million). A significant portion of the proceeds were used to repay £60.4 million (or $96.0 million) of existing debt, including $5.0 million of convertible debt held by us. Subsequent to these transactions, Aberdeen will be an independent asset management group with approximately £13.5 billion (approximately $21.3 billion) of assets under management, featuring a diverse range of investment vehicles catering to some 400,000 investors worldwide.

We evaluated the carrying value of our equity method investment in Aberdeen for other-than-temporary impairment, considering quantitative and qualitative factors including quoted market price for the underlying securities, the duration carrying value is in excess of fair value and historical and projected earnings and cash flow capacity.

Considerations in our analysis included the following:

o    Aberdeen continued to report net income and positive cash flow from operations as of its six month period ended March 31, 2003 and continues to declare and pay dividends to common shareholders;
o    the proposed property management transaction is anticipated to further increase the book value of
     Aberdeen through the monetization of the underlying fair value of the property management business to be disposed;
o    proceeds from the  pending property management disposition are anticipated to be used to repay debt, resulting in a further improvement of Aberdeen's leverage and interest coverage ratios; and
o    expense reduction efforts have been implemented to better align Aberdeen's cost structure with revenues from its remaining businesses.
o    the fair value of our equity in Aberdeen was below our carrying value for less than nine months as of quarter-end 2003;

We will continue to evaluate our carrying value in Aberdeen for other than temporary impairment, taking into account Aberdeen's underlying business fundamentals. A significant deterioration of Aberdeen's underlying business fundamentals, or financial performance, a materially adverse regulatory development related to the split capital trusts, or a prolonged period where our carrying value is in excess of fair value could lead us to determine that an other-than-temporary impairment exists. Should we make such a determination, we would write down the carrying value of our equity investment as a charge to realized investment losses for the period that we make the determination.

Liquidity and Capital Resources

In the normal course of business, we enter into transactions involving various types of financial instruments such as debt and equity securities. These instruments have credit risk and also may be subject to risk of loss due to interest rate and market fluctuations.

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

The Phoenix Companies, Inc. (holding company)

The holding company's primary uses of liquidity include dividend payments on its common stock, loans or contributions to its subsidiaries, debt servicing and general corporate expenses.

The holding company's primary sources of liquidity have been dividends from Phoenix Life and interest income received from PXP. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid a dividend of $44.5 million in April 2003 under this provision and any amount in excess of this would, accordingly, be subject to the discretion of the New York Superintendent of
Insurance.

The holding company does not expect to receive dividends from PXP in the near term because we expect PXP will use a substantial portion of its cash flows from operations to pay contingent considerations from prior acquisitions, to repay debt and meet intercompany interest obligations.

The holding company has a 364-day unfunded unsecured senior revolving credit facility, or revolving credit facility, under which it has direct borrowing rights, as do Phoenix Life and PXP with the holding company's unconditional guarantee. We expect dividend payments from Phoenix Life, debt servicing from PXP and borrowing capacity under the holding company's revolving credit facility to be sufficient to enable the holding company to make dividend payments on its common stock, pay its operating expenses, service its outstanding debt, make contributions to its subsidiaries and meet its other obligations if required.

Consolidated Financial Condition

The following table presents the consolidated balance sheet as of quarter-end 2003 and year-end 2002 ($ amounts
in millions):

                                                                   2003             2002           Change
                                                               --------------  --------------  --------------
ASSETS:
Available-for-sale debt securities............................  $  12,818.4     $  11,894.1     $     924.3
Equity securities.............................................        361.1           391.2           (30.1)
Mortgage loans................................................        407.3           468.8           (61.5)
Venture capital partnerships..................................        227.4           228.6            (1.2)
Affiliate equity securities...................................        131.3           134.7            (3.4)
Policy loans..................................................      2,202.9         2,195.9             7.0
Other investments.............................................        393.5           398.9            (5.4)
                                                               --------------  --------------  --------------
Total investments.............................................     16,541.9        15,712.2           829.7
Cash and cash equivalents.....................................        613.0         1,058.5          (445.5)
Accrued investment income.....................................        212.1           192.3            19.8
Receivables...................................................        276.3           217.3            59.0
Deferred policy acquisition costs.............................      1,270.0         1,234.1            35.9
Deferred income taxes.........................................         66.0            41.4            24.6
Goodwill and other intangible assets..........................        748.3           762.0           (13.7)
Other general account assets..................................        214.2           225.2           (11.0)
Separate account and investment trust assets..................      5,990.7         5,793.1           197.6
                                                               --------------  --------------  --------------
Total assets..................................................  $  25,932.5     $  25,236.1     $     696.4
                                                               ==============  ==============  ==============

LIABILITIES:
Policy liabilities and accruals...............................  $  12,798.4     $  12,680.0     $     118.4
Policyholder deposit funds....................................      3,679.0         3,395.7           283.3
Stock purchase contracts......................................        118.5           137.6           (19.1)
Indebtedness..................................................        644.0           644.3            (0.3)
Other general account liabilities.............................        680.0           542.9           137.1
Separate account and investment trust liabilities.............      5,990.7         5,793.1           197.6
                                                               --------------  --------------  --------------
Total liabilities.............................................     23,910.6        23,193.6           717.0
                                                               --------------  --------------  --------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries..          6.4            10.8            (4.4)
                                                               --------------  --------------  --------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,374,510 shares issued.......          1.0             1.0            --
Additional paid-in capital....................................      2,427.1         2,424.4             2.7
Deferred Compensation on Restricted Stock Units...............         (2.8)           --              (2.8)
Accumulated deficit...........................................       (289.4)         (292.6)            3.2
Accumulated other comprehensive income........................         74.6            94.6           (20.0)
Treasury stock, at cost: 12,287,667 and 12,330,000 shares.....       (195.0)         (195.7)            0.7
                                                               --------------  --------------  --------------
Total stockholders' equity....................................      2,015.5         2,031.7           (16.2)
                                                               --------------  --------------  --------------
Total liabilities, minority interest and stockholders' equity.  $  25,932.5     $  25,236.1     $     696.4
                                                               ==============  ==============  ==============

Available-for-sale debt securities increased $924.3 million, or 7.8%, from year-end 2002 primarily due to increased annuity deposits, as well as, the investment of year-end cash and cash equivalents in fixed maturities.

Equity securities decreased $30.1 million, or 8%, from year-end 2002 primarily due to a decrease in the fair value of HRH common stock, which we hold as collateral for our stock purchase contracts.

Mortgage loans decreased $61.5 million, or 13%, compared to year-end 2002 reflecting continued mortgage loan paydowns, including several significant prepayments in the 2003 quarter.

Cash and cash equivalents decreased $445.5 million, or 42%, from year-end 2002 primarily due to cash outflows for investment purchases partially offset by policyholder deposit fund receipts.

Accrued investment income increased $19.8 million, or 10%, during the quarter as a result of higher invested asset balances.

Receivables increased $59.0 million, or 27%, primarily due to increases in unsettled investments of $33.3 million plus increases in reinsurance recoverables of $19.2 million due to timing of claim payments and subsequent recovery from reinsurers.

Deferred income taxes increased $24.6 million, or 59%, due primarily to policy and contract reserves, intangible asset amortization and book to tax differences on investment assets.

Stock purchase contracts decreased $19.1 million, or 14%, from year-end 2002 primarily due to the increase in the fair value of the embedded derivative. We recorded a favorable change in fair value of the embedded derivative of $18.4 with an offset to other comprehensive income. The increased fair value of the embedded derivative was primarily due to a decrease in the quoted market price of HRH common stock.

Other general account liabilities increased $137.1 million, or 25%, during the quarter. This increase was primarily due to increases in payables on unsettled investment transactions.

Life Companies

Our Life Companies' liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products; the payment of dividends by Phoenix Life to The Phoenix Companies, Inc.;
operating expenses; contributions to subsidiaries; and payment of principal and interest by Phoenix Life on its outstanding debt obligation. Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. The Life
Companies also have liabilities arising from the runoff of the remaining group accident and health reinsurance discontinued operations.

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Additional sources of liquidity to meet cash outflows are available from the Life Companies' portfolios of liquid assets. These liquid assets include substantial holdings of U.S. government and agency bonds, short-term investments and marketable debt and equity securities. The cash Phoenix Life received as consideration for the transfer of shares of common stock of PXP and other subsidiaries following the demutualization was a non-recurring source of liquidity. Pursuant to the plan of reorganization, this cash payment was $659.8 million.

Phoenix Life's current sources of liquidity also include a revolving credit facility under which Phoenix Life has direct borrowing rights, subject to our unconditional guarantee (see "Debt Financing"). Since the demutualization, Phoenix Life's access to the cash flows generated by the closed block assets has been restricted to funding the closed block.

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The Life Companies closely monitor their liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, the Life Companies maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter term liabilities are matched with investments such as short-term and medium-term fixed maturities.

The following table summarizes the withdrawal characteristics of the Life Companies' annuity contract reserves and deposit fund liabilities as of quarter-end 2003 and year-end 2002 ($ amounts in millions).

                                                                       2003                    2002
                                                             ----------------------  ------------------------
                                                              Amount(1)    Percent     Amount(1)     Percent
                                                             -----------  ---------  ------------  ----------
Not subject to discretionary withdrawal provision...........  $   188.4        3%     $    168.1         3%
Subject to discretionary withdrawal without adjustment......    2,071.5       35%        2,073.3        35%
Subject to discretionary withdrawal with market value
  adjustment................................................      725.8       12%          649.7        11%
Subject to discretionary withdrawal at contract value less
  surrender charge..........................................      805.1       13%          701.5        11%
Subject to discretionary withdrawal at market value.........    2,198.3       37%        2,386.5        40%
                                                             -----------   --------  ------------  ----------
Total annuity contract reserves and deposit fund liability..  $ 5,989.1      100%      $ 5,979.1       100%
                                                             ===========   ========  ============  ==========

(1) Contract reserves and deposit fund liability amounts are reported on a statutory basis, which more accurately

    reflects the potential cash outflows, and include variable product liabilities. Annuity contract reserves and deposit fund liabilities are monetary amounts that an insurer must have available to provide for future obligations with respect to its annuities and deposit funds. These are liabilities on the balance sheet of financial statements prepared in conformity with statutory accounting practices. These amounts are at least equal to the values available to be withdrawn by policyholders.

Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of our annuity contract reserves and deposit fund liabilities are subject to withdrawals.

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of quarter-end 2003, our Life Companies had approximately $10.9 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. The amount of our policy loans has not changed significantly since 1999. Our policy loans at quarter-end 2003 were $2.2 billion.

The primary liquidity risks regarding cash inflows from the investment activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that the current and anticipated sources of liquidity for our Life Companies are adequate to meet their present and anticipated needs.

PXP

PXP's liquidity requirements are primarily to fund operating expenses and pay outstanding debt and interest obligations. PXP also would require liquidity to fund the costs of any potential acquisitions, as well as, any contingent payments for previous acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital. PXP, together with the holding company and Phoenix Life, has entered into a revolving credit facility. Under this facility, PXP has direct borrowing rights, subject to the holding company's unconditional guarantee. We believe that PXP's current and anticipated sources of liquidity, including this facility, are adequate to meet its present and anticipated needs.

Contractual Obligations and Commercial Commitments

As of quarter-end 2003, we had $679.7 million outstanding related to contractual obligations, excluding derivative instruments, and $139.0 million in commercial commitments. The following table presents the years in which our contractual obligations will come due and our commercial commitments will expire ($ amounts in millions).

                                                                   Payments Due by Fiscal Period
                                                    ----------------------------------------------------------
                                         Total           2003       2004 - 2005    2006 - 2007    Thereafter
                                     -------------  -------------  -------------  -------------  -------------
Contractual Obligations
Indebtedness (1)...................    $    628.7     $     --       $     --       $    175.0     $    453.7
Future Minimum Lease Payments......          51.0           11.5           26.3            5.4            7.8
Other(2)...........................          --             --             --             --             --
                                     -------------  -------------  -------------  -------------  -------------
Total Contractual Obligations......    $    679.7     $     11.5     $     26.3     $    180.4     $    461.5
                                     =============  =============  =============  =============  =============

                                                                       Commitment Expiration
                                                    ----------------------------------------------------------
                                         Total           2003       2004 - 2005    2006 - 2007    Thereafter
                                     -------------  -------------  -------------  -------------  -------------
Commercial Commitments
Standby Letters of Credit (3)......    $     10.7     $     10.7     $     --       $     --       $     --
Other Commercial Commitments (2)(4)         128.3            1.5            5.6           10.8          110.4
                                     -------------  -------------  -------------  -------------  -------------
Total Commercial Commitments.......    $    139.0     $     12.2     $      5.6     $     10.8     $    110.4
                                     =============  =============  =============  =============  =============

(1)  Indebtedness amounts include principal only.
(2)  There are no minimum contractual obligations in this category, however, see discussion below with respect to Commitments Related to Recent Business Combinations.
(3)  Our standby letters of credit automatically renew on an annual basis.
(4)  Other commercial commitments relate to venture capital partnerships. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio in the first quarter of 2003 was $12.9 million. Cash and stock distributions received by us for the first quarter of 2003 were $3.0 million.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and put/call arrangements summarized as follows:

PFG Holdings, Inc.

On May 1, 2003, we acquired the remaining interest in PFG Holdings, Inc. (PFG) not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, additional consideration of up to $13.0 million may be paid to the selling shareholders during the years 2004 through 2007 in the event that certain financial performance targets are met. In addition, a final contingent payment may be paid in 2008 based on appraised value of PFG as of December 31, 2007. Maximum total contingent consideration, inclusive of the additional consideration that may be paid in 2004 through 2007, under the terms of the purchase agreement is $89.0 million, based on a contractually capped appraised value of PFG of $450.0 million as of December 31,
2007.

Seneca

We have a put/call arrangement with respect to the 31.6% membership interests in Seneca not owned by PXP. The purchase price is equal to investment advisory fees for the relevant year multiplied by 3.5 multiplied by the amount of membership interest purchased. The pricing on the put/calls will be determined within 60 days after each calendar year-end and can be exercised within 60 days of the finalization of the price. All of these membership interests acquired will be reissued to members/employees of Seneca. The reissuance process involves
PXP contributing the units to Seneca and then Seneca selling the units to the members/employees. The members/employees do not pay cash for these purchases, but enter into a note payable agreement with Seneca. PXP has preferential distribution rights with respect to payments of principal and interest on these notes. Since these units have been purchased by PXP already, the amount of cash that PXP will need to pay to repurchase these units in the future will be the amount related to the growth in revenues since the various reissuance dates. There is no cap or floor on the put/call price. The put/call agreements will expire after the year ended
12/31/07.

Kayne Anderson Rudnick

We have an earn-out arrangement effective December 31, 2003 for Non-Phoenix members of Kayne Anderson Rudnick
(KAR) that is in the form of a put/call. Non-Phoenix shareholders will be entitled to a payment in the first quarter of 2004 equal to the excess (if any) of (a) the lesser of (i) $165.0 million or (ii) 2003 net investment advisory fees times 4.5 times 60%, over (b) $100.0 million. The maximum earnout payment is $65 million. In certain instances the earn-out date will be accelerated, in which case the net investment advisory fees used in the calculation will be the trailing twelve months.

Phoenix has an additional purchase arrangement in which existing members of KAR will sell 15% of membership interest to Phoenix as follows:
o    Effective December 31, 2004 (but paid in first Quarter 2005), 5% of the ownership interest will be purchased for the following amount: 2004 Revenue times 4.5 times 5%
o    Effective December 31, 2005 (but paid in first Quarter 2006), 5% of the ownership interest will be purchased for the following amount: 2005 Revenue times 4.5 times 5%
o    Effective December 31, 2006 (but paid in first Quarter 2007), 5% of the ownership interest will be purchased for the following amount: 2006 Revenue times 4.5 times 5%

Revenue is defined as investment advisory fees for the applicable twelve month period. Under certain circumstances, the purchases may be accelerated.

There is also a put/call arrangement with respect to 25% of the total membership interests. The purchase price will be equal to investment advisory fees for the relevant contract year multiplied by 4.5 multiplied by the amount of membership interest purchased. The contract year is defined as the twelve months ending December 31,
2006 and each calendar year thereafter. The pricing on the put/calls will be determined within 60 days after each such year-end and can be exercised within 60 days of the finalization of the price. All of these membership interests acquired will be reissued to members/employees of KAR. The reissuance process involves PXP contributing the units to KAR and then KAR selling the units to the members/employees. The members/employees will not pay cash for these purchases, but will enter into a note payable agreement with KAR. PXP will have preferential distribution rights with respect to payments of principal and interest on these notes. None of these units subject to these agreements have yet been purchased by PXP. Once these units are purchased and then reissued the amount of cash that PXP will need to pay to repurchase these units in the future will be based on the growth in revenues since the reissuance dates. There is no expiration date for the put/call agreements.
There is no cap or floor on the put/call price.

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

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life's statutory basis capital and surplus (including asset valuation reserve) increased from $1,008.8 million at year-end 2002 to $1,013.0 million at quarter-end 2003. Phoenix Life's statutory gain from operations was $17.1 million for the 2003 quarter.

Section 1322 of New York Insurance Law requires that New York life insurers report their Risk-Based Capital.
(RBC). RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Insurance Department explicit regulatory authority to require various actions by, or take various action against insurers whose Total
Adjusted Capital does not exceed certain RBC levels. Each of our other life insurance subsidiaries are subject to these same RBC requirements.

The levels of regulatory action, the trigger point and the corrective actions are summarized below:

         Company Action Level, results when Total Adjusted Capital falls below 100% of Company Action Level at which point the Company must file a comprehensive plan to the state insurance regulators;
         Regulatory Action Level, results when Total Adjusted Capital falls below 75% of Company Action Level where in addition to the above, insurance regulators are required to perform an examination or analysis deemed necessary and issue a corrective order specifying corrective actions;
         Authorized Control Level, results when Total Adjusted Capital falls below 50% of Company Action Level where in addition to the above, the insurance regulators are permitted but not required to place the company under regulatory control; and
         Mandatory Control Level, results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the Company under regulatory control.

At quarter-end 2003, Phoenix Life and each of its insurance subsidiaries' RBC levels were in excess of 300% of
Company Action Level.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. The largest of these subsidiaries had net capital of approximately $6.9 million, which exceeded the regulatory minimum of $0.7 million by $6.2 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1.6 to 1. The ratios of aggregate indebtedness to net capital for each of the other broker-dealer subsidiaries were also below the regulatory ratio at quarter-end 2003, and their respective net capital each exceeded the applicable regulatory minimum.

Consolidated Cash Flows

The following table presents summary consolidated cash flow data for the quarters ended 2003 and 2002 ($
amounts in millions):

                                                                           2003             2002
                                                                      --------------------------------

Cash from continuing operations.....................................    $     39.1       $     33.7
Cash for discontinued operations....................................          --              (25.4)
Cash for continuing operations investing activities.................        (760.9)          (558.7)
Cash from discontinued operations investing activities..............          --               25.4
Cash from financing activities......................................    $    276.3       $    273.9

Cash from continuing operations was relatively unchanged for quarter-end 2003 versus quarter-end 2002. Cash used for investing activities was higher for quarter-end 2003 due primarily to increased investments in available-for-sale debt securities. Cash from financing activities was slightly higher for quarter-end 2003 compared to quarter-end 2002. This increase was due to treasury share purchases in the 2002 quarter that were not repeated in the 2003 quarter, partially offset by lower policyholder deposit fund receipts in the 2003 quarter.

Related Party Transactions

State Farm Mutual Automobile Insurance Company (State Farm) currently owns of record more than 5 percent of our outstanding common stock. During the first quarter of 2003, our subsidiaries recognized a total expense of $4.9 million related to compensation to entities which were either subsidiaries of State Farm or owned by State Farm employees for the sale our insurance and annuity products.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of quarter-end
2003, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e. whole life and universal life). Since our insurance products have variable interest rates
(which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The tables below show the interest rate sensitivity of our fixed income financial instruments measured in terms of fair value as of quarter-end 2003 ($ amounts in millions). Given that our asset and liability portfolio durations were well matched for the periods indicated, we would expect market value gains or losses in assets to be largely offset by corresponding changes in liabilities.

                                                               -100 Basis                        +100 Basis
                                              Carrying            Point                             Point
                                               Value              Change         Fair Value         Change
                                           ---------------   ---------------  ---------------  ---------------

Cash and cash equivalents................   $      613.0      $      613.5     $       613.0    $       612.5
Available-for-sale debt securities.......       12,818.4          13,390.2          12,818.4         12,265.7
Mortgage loans...........................          407.3             432.7             417.8            403.4
                                           ---------------   ---------------  ---------------  ---------------
Totals...................................   $   13,838.7      $   14,436.4     $    13,849.2    $    13,281.6
                                           ===============   ===============  ===============  ===============

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

The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value as of quarter-end 2003 ($ amounts in millions). These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

                                                       Weighted         -100                        +100
                                                        Average         Basis                       Basis
                                          Notional       Term           Point                       Point
                                           Amount       (Years)         Change      Fair Value      Change
                                        ------------  ------------   ------------  ------------  ------------

Interest rate swaps................      $    540.0         11.2      $     37.0    $     24.9    $     12.9
Other..............................            90.0          3.3             1.0           0.7           0.5
                                        ------------                 ------------  ------------  ------------
Totals.............................      $    630.0                   $     38.0    $     25.6    $     13.4
                                        ============                 ============  ============  ============

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $361.1 million in equity securities on our balance sheet as of quarter-end 2003. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $36.1 million as of quarter-end 2003.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of quarter-end 2003, the difference between the guaranteed minimum death benefit and the current account value (the "net amount at risk") for all existing contracts was $242.3 million.

                                                                                     2003          2002
                                                                                  ------------   -------------

Net amount at risk on minimum guaranteed death benefits (before reinsurance)....  $  1,188.4     $    337.5
Net amount at risk reinsured....................................................      (946.1)        (331.8)
                                                                                  -------------  ------------
Net amount at risk on minimum guaranteed death benefits (after reinsurance).....  $    242.3     $      5.7
                                                                                  =============  ============
Statutory reserve (after reinsurance)...........................................        16.1            5.3
GAAP reserve (after reinsurance)................................................         9.2            0.3

The following analysis represents an estimated sensitivity of our deferred acquisition cost asset and guaranteed minimum death benefit liability to equity market changes, based on their quarter-end 2003 carrying values ($ amounts in millions):

                                                                                                     + 10%
                                                                    -10% Equity     Carrying         Equity
                                                                       Market         Value          Market
                                                                   -------------- -------------  -------------

 Deferred policy acquisition costs (variable annuities)...........   $   262.1     $    271.2     $   274.4
 Deferred policy acquisition costs (variable universal life)......       308.0          310.9         310.4
 Guaranteed minimum death benefit liability (variable annuities)..        12.2            9.2           7.0

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets for the quarter ended 2003 and year-ended 2002. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requests.

Foreign Exchange Risks

Foreign exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates

against the U.S. dollar results from our holdings in non-U.S. dollar-denominated debt and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign exchange rate risk for us are the British pound sterling, due to our investments in Aberdeen and Lombard, and the Argentine peso, due to our investment in EMCO. During the quarter ended 2003, we recorded a foreign currency translation adjustment loss of $3.0 million and a gain of $1.2 million in other comprehensive income related to changes in valuation of the British pound sterling and Argentine peso, respectively.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on our review within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on the date hereof, are effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Controls. During the quarter ended 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

For information about proceedings involving our discontinued reinsurance business or challenging Phoenix Life
Insurance Company's Plan of Reorganization, see Part I, Item 3 of our Form 10-K for the year ended 2002 filed with the Securities and Exchange Commission on March 21, 2003, which Item is hereby incorporated by reference.
There have been no material developments in such proceedings during the 2003 quarter.

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

We established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under finite reinsurance and other reinsurance and the likely legal and administrative cost of winding down the business. Total reserves were $25.0 million and total reinsurance recoverables were $75.0 million at March 31, 2003. In addition, in 1999 we purchased finite aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued
business. The maximum coverage available is currently $125.0 million. The amount of our total financial provisions at March 31, 2003 was, therefore, $75.0 million, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite aggregate excess-of-loss reinsurance.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc., or Unicover. In one of those, the arbitration panel issued its decision on
October 8, 2002. The financial implications of this decision are consistent with our Life Companies’
current financial provisions. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable

(b)      Not applicable

(c)      During the quarter ended 2003, The Phoenix Companies, Inc. issued 1,073 shares of common stock to an eligible policyholder, effective as of June 25, 2001 and in connection with the demutualization of
         Phoenix Home Life Mutual Insurance Company at that date. Phoenix issued these shares, without registration under such act, in exchange for the policyholder's membership interests in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933,

(d)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are attached to this Form 10-Q:

         Exhibit Number

         10.1     Credit Agreement, dated as of December 23, 2002, by and among the Phoenix Companies, Inc.,
                  Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd., various financial institutions as lenders, Fleet National Bank, as Syndication Agent, Bank of Montreal, as
                  Administrative Agent, Fleet Securities, Inc. and Bank of Montreal Nesbitt Burns, as Joint
                  Lead Arrangers and Key Bank National Association and The Bank of New York as documentation agents.

         12       Ratio of Earnings to Fixed Charges.

         99.1     Chief executive officer certification, pursuant to 18 United States Code Section 1350, of the
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of The Phoenix Companies,
                  Inc.

         99.2     Chief financial officer certification, pursuant to 18 United States Code Section 1350, of the
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of The Phoenix Companies,
                  Inc.

(b)      During the three months ended March 31, 2003, Phoenix filed the following reports on Form 8-K:

         o   Filed January 3, 2003, containing (i) Executive Employment Agreement between Dona D. Young and The
             Phoenix Companies, Inc. dated January 1, 2003; and (ii) Employment Continuation Agreement between
             Dona D. Young and The Phoenix Companies, Inc. dated January 1, 2003.

         o   Filed February 6, 2003, containing a news release of The Phoenix Companies, Inc., dated February
             6, 2003, regarding fourth quarter and full-year 2002 results, additional actions in support of key priorities and strategic plan, and revised ROE target.

         o   Filed February 10, 2003, containing a news release of The Phoenix Companies, Inc., dated February
             10, 2003, regarding the election of Dona D. Young as Chairman of the Board of Directors, effective
             April 1, 2003.

                                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     THE PHOENIX COMPANIES, INC.

                                                                     By: /s/ Coleman D. Ross

                                                                     Coleman D. Ross, Executive Vice President
                                                                     and Chief Financial Officer

May 15, 2003

                                                 Certifications

Chief Executive Officer certification, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, of the
Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of The Phoenix Companies, Inc.

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

Date:  May 15, 2003

/s/Dona D. Young
Dona D. Young
Chief Executive Officer

Chief Financial Officer certification, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, of the
Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of The Phoenix Companies, Inc.

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

Date:  May 15, 2003

/s/Coleman D. Ross
Coleman D. Ross
Chief Financial Officer

