Form 10-Q
period 2003-06-30
PHOENIX COMPANIES INC/DE
filed 2003-08-14
CIK 1129633

==================================================================================================================================

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
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes X.  No__.

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).

Yes X.  No__.

On July 31, 2003, the registrant had 94,254,872 shares of common stock outstanding.

==============================================================================================================

                                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                          Page

Item 1.    Consolidated Financial Statements:
             Consolidated Balance Sheet at June 30, 2003 (unaudited) and December 31, 2002................ 3
             Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2003 and 2002 (unaudited)................................................... 4
             Consolidated Statement of Cash Flows for the three and six months ended June 30, 2003 and 2002 (unaudited)....................................................................... 5
             Consolidated Statement of Changes in Stockholders' Equity for the three and six months ended June 30, 2003 and 2002 (unaudited)................................................... 6
             Notes to Consolidated Financial Statements for the three and six months ended June 30,

PART II.   OTHER INFORMATION

                                                    PART I.
                                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          THE PHOENIX COMPANIES, INC.
                                          Consolidated Balance Sheet
                                ($ amounts in millions, except per share data)
                                June 30, 2003 (unaudited) and December 31, 2002

                                                                                     2003            2002
                                                                                --------------  --------------

ASSETS:
Available-for-sale debt securities, at fair value...........................     $  13,200.4     $  11,894.1
Equity securities, at fair value............................................           341.5           391.2
Mortgage loans, at unpaid principal balances................................           353.5           468.8
Venture capital partnerships, at equity in net assets.......................           237.1           228.6
Affiliate equity securities, at cost plus equity in undistributed earnings..            42.5           134.7
Policy loans, at unpaid principal balances..................................         2,212.2         2,195.9
Other investments...........................................................           418.2           398.9
                                                                                --------------  --------------
Total investments...........................................................        16,805.4        15,712.2
Cash and cash equivalents...................................................           654.3         1,058.5
Accrued investment income...................................................           217.5           192.3
Receivables.................................................................           195.3           217.3
Deferred policy acquisition costs...........................................         1,248.0         1,234.1
Deferred income taxes.......................................................            45.8            41.4
Intangible assets with definite lives.......................................           285.6           291.7
Goodwill and other indefinite-lived intangible assets.......................           464.2           456.0
Other general account assets................................................           217.2           239.5
Separate account and investment trust assets................................         6,643.2         5,793.1
                                                                                --------------  --------------
Total assets................................................................     $  26,776.5     $  25,236.1
                                                                                ==============  ==============

LIABILITIES:
Policy liabilities and accruals.............................................     $  13,043.6     $  12,680.0
Policyholder deposit funds..................................................         3,744.5         3,395.7
Stock purchase contracts....................................................           123.9           137.6
Indebtedness................................................................           646.4           644.3
Other general account liabilities...........................................           544.1           542.9
Separate account and investment trust liabilities...........................         6,643.2         5,793.1
                                                                                --------------  --------------
Total liabilities...........................................................        24,745.7        23,193.6
                                                                                --------------  --------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries................             4.6            10.8
                                                                                --------------  --------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,376,237 and 106,374,510 shares issued.....             1.0             1.0
Additional paid-in capital..................................................         2,429.6         2,424.4
Deferred compensation on restricted stock units.............................            (4.5)           --
Accumulated deficit.........................................................          (354.0)         (292.6)
Accumulated other comprehensive income......................................           147.3            94.6
Treasury stock, at cost: 12,172,563 and 12,330,000 shares...................          (193.2)         (195.7)
                                                                                --------------  --------------
Total stockholders' equity..................................................         2,026.2         2,031.7
                                                                                --------------  --------------
Total liabilities, minority interest and stockholders' equity...............     $  26,776.5     $  25,236.1
                                                                                ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Income and Comprehensive Income
                                ($ amounts in millions, except per share data)
                         Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

                                                                Three Months               Six Months
                                                         -------------------------  ------------------------
                                                             2003          2002        2003         2002
                                                         -----------   -----------  -----------  -----------

REVENUES:
Premiums...............................................   $   248.5     $   259.4    $   494.6    $   516.8
Insurance and investment product fees..................       133.8         145.9        266.7        286.2
Investment income, net of expenses.....................       263.8         215.7        540.5        446.9
Net realized investment losses.........................      (104.6)        (28.6)      (116.9)       (63.6)
                                                         -----------   -----------  -----------  -----------
Total revenues.........................................       541.5         592.4      1,184.9      1,186.3
                                                         -----------   -----------  -----------  -----------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends......       348.4         338.9        699.2        672.8
Policyholder dividends.................................        94.2         107.5        210.7        181.7
Policy acquisition cost amortization...................        25.9          11.4         53.9          0.5
Intangible asset amortization..........................         8.2           7.8         16.6         15.9
Interest expense.......................................         9.9           7.7         19.7         15.4
Other operating expenses...............................       136.5         179.7        263.0        316.6
                                                         -----------   -----------  -----------  -----------
Total benefits and expenses............................       623.1         653.0      1,263.1      1,202.9
                                                         -----------   -----------  -----------  -----------
Loss before income taxes and minority interest.........       (81.6)        (60.6)       (78.2)       (16.6)
Applicable income tax benefit..........................       (34.4)        (26.7)       (37.0)       (14.4)
                                                         -----------   -----------  -----------  -----------
Loss before minority interest..........................       (47.2)        (33.9)       (41.2)        (2.2)
Minority interest in net income of
  consolidated subsidiaries............................         2.3           3.3          5.1          6.1
                                                         -----------   -----------  -----------  -----------
Loss before cumulative effect of
  accounting change....................................       (49.5)        (37.2)       (46.3)        (8.3)
Cumulative effect of accounting change for
  goodwill and other intangible assets.................        --            --           --         (130.3)
                                                         -----------   -----------  -----------  -----------
Net loss ..............................................   $   (49.5)    $   (37.2)   $   (46.3)   $  (138.6)
                                                         ===========   ===========  ===========  ===========

BASIC AND DILUTED EARNINGS PER SHARE:
Basic and diluted weighted average common shares
  outstanding (in thousands)...........................      94,150        99,497       94,099      100,346
                                                         ===========   ===========  ===========  ===========
Basic and diluted loss before cumulative
  effect of accounting change per share................   $    (.53)    $    (.37)   $    (.49)   $    (.08)
Basic and diluted net loss per share...................   $    (.53)    $    (.37)   $    (.49)   $   (1.38)
                                                         ===========   ===========  ===========  ===========

COMPREHENSIVE INCOME:
Net loss...............................................   $   (49.5)    $   (37.2)   $   (46.3)   $  (138.6)
                                                         -----------   -----------  -----------  -----------
Net unrealized investment gains........................        70.1          72.6         40.0         44.0
Net unrealized foreign currency translation adjustment.         5.8           8.5          4.8         (5.1)
Net unrealized derivative instruments gains (losses)...        (3.2)          1.4          7.9          1.3
                                                         -----------   -----------  -----------  -----------
Other comprehensive income.............................        72.7          82.5         52.7         40.2
                                                         -----------   -----------  -----------  -----------
Comprehensive income (loss)............................   $    23.2     $    45.3    $     6.4    $   (98.4)
                                                         ===========   ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                                     Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                         Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

                                                                Three Months               Six Months
                                                         -------------------------  ------------------------
                                                             2003          2002        2003         2002
                                                         -----------   -----------  -----------  -----------

OPERATING ACTIVITIES:
Premiums collected......................................  $   236.5     $   246.0    $   485.5    $   509.0
Insurance and investment product fees collected.........      135.7         153.8        274.4        295.6
Investment income collected.............................      260.2         242.7        489.0        446.8
Policy benefits paid, excluding policyholder
  dividends.............................................     (257.8)       (260.7)      (525.5)      (514.3)
Policyholder dividends paid.............................      (93.1)        (91.0)      (187.0)      (182.1)
Policy acquisition costs paid...........................      (44.0)        (62.1)      (100.6)      (112.6)
Interest expense paid...................................      (12.4)        (11.3)       (17.9)       (12.1)
Other operating expenses paid...........................     (123.2)       (120.2)      (282.0)      (308.5)
Income taxes refunded (paid)............................       (6.2)        (14.6)         9.6         (0.3)
                                                         -----------   -----------  -----------  -----------
Cash from continuing operations.........................       95.7          82.6        145.5        121.5
Discontinued operations, net............................      (27.9)        (48.9)       (45.0)       (74.2)
                                                         -----------   -----------  -----------  -----------
Cash from operating activities..........................       67.8          33.7        100.5         47.3
                                                         -----------   -----------  -----------  -----------

INVESTING ACTIVITIES:
Investment purchases....................................   (1,284.3)     (1,276.5)    (3,110.1)    (2,293.7)
Investment sales, repayments and maturities.............    1,217.5         865.7      2,297.6      1,419.7
Subsidiary purchases....................................      (19.2)        (23.6)       (19.2)      (134.4)
Premises and equipment additions........................       (3.7)         (3.5)        (5.8)        (7.8)
Discontinued operations, net............................       --            10.1         (6.7)        35.5
                                                         -----------   -----------  -----------  -----------
Cash for investing activities...........................      (89.7)       (427.8)      (844.2)      (980.7)
                                                         -----------   -----------  -----------  -----------

FINANCING ACTIVITIES:
Policyholder deposit fund receipts, net ................       65.5         526.6        348.8        856.8
Common stock purchases .................................       --           (35.6)        --          (68.5)
Minority interest distributions.........................       (2.3)          1.4         (9.3)        (7.7)
                                                         -----------   -----------  -----------  -----------
Cash from financing activities..........................       63.2         492.4        339.5        780.6
                                                         -----------   -----------  -----------  -----------
Change in cash and cash equivalents.....................       41.3          98.3       (404.2)      (152.8)
Cash and cash equivalents, beginning of period..........      613.0         564.4      1,058.5        815.5
                                                         -----------   -----------  -----------  -----------
Cash and cash equivalents, end of period................  $   654.3     $   662.7    $   654.3    $   662.7
                                                         ===========   ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                           ($ amounts in millions, except share and per share data)
                         Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

                                                                Three Months               Six Months
                                                         -------------------------  ------------------------
                                                             2003          2002        2003         2002
                                                         -----------   -----------  -----------  -----------
COMMON STOCK AND
  ADDITIONAL PAID-IN CAPITAL:
Additional common shares issued in demutualization
  (654, 4,503, 1,727 and 5,544 shares).................   $    --       $    --      $    --      $    --
Restricted stock units awarded as compensation
  (255,102 and 649,839 units)..........................         2.0          --            5.0         --
Restricted stock units awarded as payment of
  liabilities (161,768 units)..........................         1.5          --            1.5         --
Excess of cost over fair value of common shares
  contributed to employee savings plan.................        (1.0)         --           (1.3)        --

DEFERRED COMPENSATION ON
  RESTRICTED STOCK UNITS:
Compensation deferred on restricted stock units awarded        (2.0)         --           (5.0)        --
Compensation expense recognized........................         0.3          --            0.5         --

RETAINED EARNINGS
  (ACCUMULATED DEFICIT):
Net loss...............................................       (49.5)        (37.2)       (46.3)      (138.6)
Common stock dividend declared ($0.16 per share).......       (15.1)        (15.8)       (15.1)       (15.8)

ACCUMULATED OTHER
  COMPREHENSIVE INCOME:
Other comprehensive income.............................        72.7          82.5         52.7         40.2

TREASURY STOCK:
Common shares purchased (2,056,400
  and 3,915,100 shares)................................        --           (36.8)        --          (69.9)
Common shares contributed to employee savings
  plan (115,104 and 157,437 shares)....................         1.8          --            2.5         --
                                                         -----------   -----------  -----------  -----------
Change in stockholders' equity.........................        10.7          (7.3)        (5.5)      (184.1)
Stockholders' equity, beginning of period..............     2,015.5       2,218.9      2,031.7      2,395.7
                                                         -----------   -----------  -----------  -----------
Stockholders' equity, end of period....................   $ 2,026.2     $ 2,211.6    $ 2,026.2    $ 2,211.6
                                                         ===========   ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                                  Notes to Consolidated Financial Statements
                         Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

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

We have prepared these financial statements in accordance with generally accepted accounting principles
(GAAP). In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2002 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three and six month periods in 2003 are not necessarily indicative of the results that may be expected for the year 2003. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2002 Annual Report on Form 10-K.

In December 1999, we began the process of reorganizing and demutualizing our then principal operating company,
Phoenix Home Life Mutual Insurance Company. We completed the process in June 2001, when all policyholder membership interests in this mutual company were extinguished and eligible policyholders of the mutual company received shares of common stock of The Phoenix Companies, Inc., together with cash and policy credits, as compensation. To protect the future dividends of these policyholders, we also established a closed block for their existing policies, which we describe in Note 3. Concurrent with the demutualization, we sold additional shares of common stock of The Phoenix Companies, Inc. to the public.

Accounting Changes

Goodwill and Other Intangible Assets: In the first quarter of 2002, we adopted a new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those assets with definite estimated lives. For more information, see Note 4 to our consolidated financial statements in our
2002 Annual Report on Form 10-K.

Variable Interest Entities: In the third quarter of 2003, we will be adopting a new standard interpretation for the consolidation of variable interest entities. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may hold interests in those entities. We serve as the investment advisor to eight collateralized bond obligations (CBOs) that were motivated by bond market arbitrage opportunities. We currently consolidate three of these CBOs. The eight CBOs have aggregate assets of
$3 billion that are invested in a variety of fixed income securities and purchased from third parties. The
CBOs reside in bankruptcy remote special purpose entities in which we neither provide recourse or guarantees.
Our exposure under the new standard stems from our debt and equity investments in these CBOs in which affiliates earn advisory fees to manage the CBO portfolios. Our maximum exposure to loss with respect to the
CBOs was $86.1 million at year-end 2002 and $75.7 million at June 30, 2003.

We are still evaluating the effect of the adoption on our consolidation practices, however, we currently believe that adoption of this standard interpretation will not be material to our consolidated financial statements. For more information, see Note 8 to our consolidated financial statements in our 2002 Annual
Report on Form 10-K.

Stock-based Compensation: A new standard was issued in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002. For more information, see Note 8 to this Form 10-Q.

Business combinations

On May 1, 2003, we acquired the remaining interest in PFG Holdings, Inc. not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $13.0 million during the years 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG Holdings as of December 31, 2007.

We have accounted for our acquisition of the remaining interest in PFG Holdings as a step-purchase.
Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the present value of future profits (PVFP) acquired and a related deferred tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price of $7.6 million has been assigned to goodwill. We have not presented pro forma information as if PFG Holdings had been acquired at the beginning of January 2003, as it is not material to our financial statements.

On June 30, 2003, we purchased the remaining interest in Capital West Asset Management, LLC not already owned by us for $1.1 million. We have accounted for our acquisition of the remaining interest as a step-purchase and we recorded $0.7 million for definite-lived investment management contracts and the remaining acquisition price of $0.4 million has been assigned to goodwill. We have not presented pro forma information as if Capital
West Asset Management, LLC had been acquired at the beginning of January 2003, as it is not material to our financial statements.

We acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC (Kayne Anderson Rudnick) for
$102.4 million on January 29, 2002; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we may make a subsequent payment of as much as $65.0 million in
2004 based upon management fee revenue for the purchased business through the end of 2003. At June 30, 2003, we estimate this payment to be in the range of $25.0 million to $35.0 million. We are also obligated to purchase an additional 15% interest in the company by 2007. We allocated $0.3 million of the purchase price to tangible net assets acquired and $102.1 million to intangible assets ($58.3 million to investment management contracts and $43.8 million to goodwill). Kayne Anderson Rudnick's results of operations for the period from
January 30, 2002 through March 31, 2002 are included in our results of operations for the first quarter of
2002. We have not presented pro forma information as if Kayne Anderson Rudnick had been acquired at the beginning of January 2002, as it is not material to our financial statements.

2. Business Segments

Segment information on assets at June 30, 2003 and year-end 2002 and revenues and income for the three and six month periods ended June 30, 2003 and 2002 follow ($ amounts in millions):

                                                                                      2003           2002
                                                                                  -------------  -------------
Segment Assets
Life and annuity segment........................................................    $ 23,116.4     $ 21,533.7
Asset management segment........................................................         819.9          844.3
                                                                                  -------------  -------------
Operating segment assets........................................................      23,936.3       22,378.0
Venture capital segment.........................................................         203.8          227.8
Corporate and other segment.....................................................       2,615.6        2,609.5
                                                                                  -------------  -------------
Total segment assets............................................................      26,755.7       25,215.3
Net assets of discontinued operations...........................................          20.8           20.8
                                                                                  -------------  -------------
Total assets....................................................................    $ 26,776.5     $ 25,236.1
                                                                                  =============  =============

                                                           Three Months                    Six Months
                                                   -----------------------------  ----------------------------
                                                        2003            2002          2003           2002
                                                   -------------   -------------  -------------  -------------
Segment Revenues
Life and annuity segment..........................   $   579.1       $   575.4      $ 1,152.0      $ 1,133.6
Asset management segment..........................        56.7            70.4          112.3          137.3
Elimination of inter-segment revenues.............        (3.2)           (4.5)          (6.9)          (8.9)
                                                   -------------   -------------  -------------  -------------
Operating segment revenues........................       632.6           641.3        1,257.4        1,262.0
Venture capital segment...........................         5.8           (29.9)          29.7          (34.9)
Corporate and other segment.......................         7.7             9.6           14.7           22.8
                                                   -------------   -------------  -------------  -------------
Total segment revenues............................       646.1           621.0        1,301.8        1,249.9
Net realized investment gains (losses)............      (104.6)          (28.6)        (116.9)         (63.6)
                                                   -------------   -------------  -------------  -------------
Total revenues....................................   $   541.5       $   592.4      $ 1,184.9      $ 1,186.3
                                                   =============   =============  =============  =============

                                                           Three Months                    Six Months
                                                   -----------------------------  ----------------------------
                                                        2003            2002          2003           2002
                                                   -------------   -------------  -------------  -------------
Segment Income
Life and annuity segment..........................   $    27.2       $    27.9      $    44.6      $    56.1
Asset management segment..........................        (5.7)           (2.6)         (11.5)          (3.6)
                                                   -------------   -------------  -------------  -------------
Operating segment pre-tax income..................        21.5            25.3           33.1           52.5
Venture capital segment...........................         5.8           (29.9)          29.7          (34.9)
Corporate and other segment.......................       (12.5)           (8.4)         (23.9)         (14.3)
                                                   -------------   -------------  -------------  -------------
Total segment income before income taxes..........        14.8           (13.0)          38.9            3.3
Applicable income taxes...........................         3.3            (8.9)          10.6           (5.4)
                                                   -------------   -------------  -------------  -------------
Total segment income..............................        11.5            (4.1)          28.3            8.7
Net realized investment gains (losses),
  net of income taxes and other offsets...........       (59.2)          (10.8)         (71.6)          (9.1)
Restructuring and early retirement costs,
  net of income taxes.............................        (1.8)          (21.8)          (4.3)         (21.8)
Deferred acquisition cost adjustment,
  net of income taxes.............................        --              --             --             14.4
Other adjustments, net of income taxes............                                                       0.7
Demutualization related items, net of income taxes        --              (0.5)          --             (1.2)
Other income, net of income taxes.................        --              --              1.3           --
                                                   -------------   -------------  -------------  -------------
Loss before cumulative effect of
  accounting change...............................   $   (49.5)      $   (37.2)     $   (46.3)     $    (8.3)
                                                   =============   =============  =============  =============

During the three month period ended June 30, 2003, we transferred our equity investment in Aberdeen Asset
Management PLC from our Asset Management segment to the Corporate and Other segment. As a result, we have re-segmented prior year information accordingly.

3. Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products and results of Phoenix
Life and certain of its subsidiaries and affiliates (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Segment information on assets as of June 30, 2003 and year-end 2002 and operating income for the three and six month periods ended June 30,
2003 and 2002 follow ($ amounts in millions):

                                                      10

                                                                                       2003           2002
                                                                                  -------------  -------------
Life and Annuity Segment Assets
Investments..................................................................       $ 15,624.1     $ 14,480.0
Cash and cash equivalents....................................................            575.8          924.0
Receivables..................................................................            246.1          236.4
Deferred policy acquisition costs............................................          1,248.0        1,234.1
Deferred income taxes........................................................            286.1          328.2
Intangible assets with definite lives........................................              9.8           --
Goodwill and other indefinite-lived intangible assets........................             14.9            6.8
Other general account assets.................................................            166.8          192.5
Separate accounts............................................................          4,944.8        4,131.7
                                                                                  -------------  -------------
Total segment assets.........................................................         23,116.4       21,533.7
                                                                                  -------------  -------------
Policy liabilities and accruals..............................................         12,918.3       12,695.6
Policyholder deposit funds...................................................          3,733.8        3,237.9
Other general account liabilities............................................            195.2          171.0
Separate accounts............................................................          4,944.8        4,131.7
Minority interest............................................................              5.2            1.6
                                                                                  -------------  -------------
Total segment liabilities and minority interest..............................         21,797.3       20,237.8
                                                                                  -------------  -------------
Segment net assets...........................................................       $  1,319.1     $  1,295.9
                                                                                  =============  =============

                                                           Three Months                    Six Months
                                                   -----------------------------  ----------------------------
                                                        2003            2002          2003           2002
                                                   -------------   -------------  -------------  -------------
Life and Annuity Segment Income
Premiums..........................................   $   248.5       $   259.4      $   494.6      $   516.8
Insurance and investment product fees.............        79.6            78.9          157.9          156.5
Net investment income.............................       251.0           237.1          499.5          460.3
                                                   -------------   -------------  -------------  -------------
Total segment revenues............................      579.1            575.4        1,152.0        1,133.6
                                                   -------------   -------------  -------------  -------------
Policy benefits, including policyholder dividends.       449.9           455.0          905.2          894.7
Policy acquisition cost amortization..............        24.7            12.3           52.2           27.0
Other operating expenses..........................        76.9            80.2          149.6          155.8
                                                   -------------   -------------  -------------  -------------
Total segment benefits and expenses...............       551.5           547.5        1,107.0        1,077.5
                                                   -------------   -------------  -------------  -------------
Segment income before income taxes and
  minority interest...............................        27.6            27.9           45.0           56.1
Allocated income taxes............................         8.2             9.8           12.0           19.7
                                                   -------------   -------------  -------------  -------------
Segment income before minority interest...........        19.4            18.1           33.0           36.4
Minority interest in net income of consolidated
  subsidiaries....................................         0.4            --              0.4           --
                                                   -------------   -------------  -------------  -------------
Segment income....................................        19.0            18.1           32.6           36.4
Net realized investment gains (losses), net of
  income taxes and other offsets..................         3.9            (9.6)           2.6           (6.6)
Deferred acquisition cost adjustment,
  net of income taxes.............................        --              --             --             14.4
Other adjustments, net of income taxes............        --              --             --              0.7
                                                   -------------   -------------  -------------  -------------
Segment net income................................   $    22.9       $     8.5      $    35.2      $    44.9
                                                   =============   =============  =============  =============

Deferred policy acquisition costs

In the first quarter 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a decrease in deferred policy acquisition cost amortization of $22.1 million ($14.4 million after income taxes).

The activity in deferred policy acquisition costs for the three and six month periods ended June 30, 2003 and
2002 follows ($ amounts in millions):

                                                           Three Months                    Six Months
                                                   -----------------------------  ----------------------------
                                                        2003            2002          2003           2002
                                                   -------------   -------------  -------------  -------------

Acquisition costs deferred.........................  $     44.0      $     62.1     $    100.6     $    112.6
Costs amortized to expenses:
  Recurring costs related to segment income........       (24.7)          (12.3)         (52.2)         (27.0)
  (Cost) credit related to realized
    investment gains or losses.....................        (1.2)            0.9           (1.7)           4.4
  Change in actuarial assumption...................        --              --             --             22.1
Offsets to net unrealized investment gains or
  losses included in other comprehensive income....       (40.1)          (30.4)         (32.8)         (23.7)
                                                   -------------   -------------  -------------  -------------
Change in deferred policy acquisition costs........       (22.0)           20.3           13.9           88.4
Deferred policy acquisition costs, beginning
  of period........................................     1,270.0         1,191.8        1,234.1        1,123.7
                                                   -------------   -------------  -------------  -------------
Deferred policy acquisition costs, end of period...  $  1,248.0      $  1,212.1     $  1,248.0     $  1,212.1
                                                   =============   =============  =============  =============

Policy liabilities and accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.0% to 6.25% at June 30, 2003 and 4.0% to 7.0% at year-end 2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.1% to 12.3% at June 30, 2003 and 1.6% to 12.3% at year-end 2002, less administrative charges.

Participating life insurance

Participating life insurance in-force was 42.4% and 45.5% of the face value of total individual life insurance in-force at June 30, 2003 and year-end 2002, respectively. The premiums on participating life insurance policies were 70.0% and 70.5% of total individual life insurance premiums for the three months ended June 30,
2003 and 2002, respectively, and 69.4% and 69.5% of total individual life insurance premiums for the six months ended June 30, 2003 and 2002, respectively.

Funds under management

Activity in annuity funds under management for the three and six month periods ended June 30, 2003 and 2002 follows ($ amounts in millions):

                                                           Three Months                    Six Months
                                                   -----------------------------  ----------------------------
                                                        2003            2002          2003           2002
                                                   -------------   -------------  -------------  -------------

Deposits.........................................    $    371.0      $    661.0     $    803.1     $  1,236.4
Performance......................................         351.4          (219.0)         371.6         (220.4)
Fees.............................................         (15.4)          (15.7)         (26.9)         (31.6)
Benefits and surrenders..........................        (208.1)         (198.4)        (462.3)        (332.6)
                                                   -------------   -------------  -------------  -------------
Change in funds under management.................         498.9           227.9          685.5          651.8
Funds under management, beginning of period......       6,020.0         5,173.0        5,833.4        4,749.1
                                                   -------------   -------------  -------------  -------------
Funds under management, end of period............    $  6,518.9      $  5,400.9     $  6,518.9     $  5,400.9
                                                   =============   =============  =============  =============

Closed Block

Summarized information on closed block assets and liabilities at June 30, 2003, year-end 2002 and inception
(December 31, 1999) and closed block revenues and expenses and changes in the policyholder dividend obligation, all for the cumulative period from inception to June 30, 2003 and the three and six month periods ended June 30, 2003 and 2002, follow ($ amounts in millions):

                                                                        2003          2002         Inception
                                                                   -------------  -------------  -------------

Debt securities...............................................       $  6,913.1      $  6,431.1     $  4,773.1
Policy loans..................................................          1,399.2         1,399.0        1,380.0
Mortgage loans................................................            285.7           373.2          399.0
Venture capital partnerships..................................             33.3             0.8           --
Other invested assets.........................................             44.3            --             --
                                                                   -------------  -------------  -------------
Total closed block investments................................          8,675.6         8,204.1        6,552.1
Cash and cash equivalents.....................................             94.6           187.1           --
Accrued investment income.....................................            119.3           110.9          106.8
Receivables...................................................             40.9            42.1           35.2
Deferred income taxes.........................................            403.1           402.7          389.4
Other closed block assets.....................................             32.6            45.2            6.2
                                                                   -------------  -------------  -------------
Total closed block assets.....................................          9,366.1         8,992.1        7,089.7
                                                                   -------------  -------------  -------------
Policy liabilities and accruals...............................          9,573.5         9,449.0        8,301.7
Policyholder dividends payable................................            382.3           363.4          325.1
Policyholder dividend obligation..............................            715.7           547.3           --
Other closed block liabilities................................             68.0            24.2           12.3
                                                                   -------------  -------------  -------------
Total closed block liabilities................................         10,739.5        10,383.9        8,639.1
                                                                   -------------  -------------  -------------
Excess of closed block liabilities over closed block assets...       $  1,373.4      $  1,391.8     $  1,549.4
                                                                   =============  =============  =============

                                                                                            Six Months
                                                                                  ----------------------------
                                                                     Cumulative        2003          2002
                                                                   -------------  -------------  -------------

Premiums.........................................................   $  3,716.2     $    478.2     $    499.4
Net investment income ...........................................      1,924.7          286.6          279.8
Net realized investment losses...................................        (82.6)          (2.9)         (49.3)
                                                                   -------------  -------------  -------------
Total revenues...................................................      5,558.3          761.9          729.9
                                                                   -------------  -------------  -------------
Policy benefits, excluding dividends.............................      3,811.4          508.9          514.4
Other operating expenses.........................................         44.1            5.1            5.3
                                                                   -------------  -------------  -------------
Total benefits and expenses, excluding policyholder dividends....      3,855.5          514.0          519.7
                                                                   -------------  -------------  -------------
Closed block contribution to income before dividends and
   income taxes..................................................      1,702.8          247.9          210.2
Policyholder dividends...........................................      1,387.4          210.5          181.3
                                                                   -------------  -------------  -------------
Closed block contribution to income before income taxes..........        315.4           37.4           28.9
Applicable income taxes..........................................        110.8           13.1           10.1
                                                                   -------------  -------------  -------------
Closed block contribution to income..............................   $    204.6     $     24.3     $     18.8
                                                                   =============  =============  =============

Policyholder dividends provided through earnings.................   $  1,387.4     $    210.5     $    181.3
Policyholder dividends provided through other comprehensive
   income........................................................        533.2          163.8          128.6
                                                                   -------------  -------------  -------------
Additions to policyholder dividend liabilities...................      1,920.6          374.3          309.9
Policyholder dividends paid......................................     (1,147.7)        (187.0)        (182.1)
                                                                   -------------  -------------  -------------
Increase in policyholder dividend liabilities....................        772.9          187.3          127.8
Policyholder dividend liabilities, beginning of period...........        325.1          910.7          524.5
                                                                   -------------  -------------  -------------
Policyholder dividend liabilities, end of period.................      1,098.0        1,098.0          652.3
Policyholder dividends payable, end of period....................        382.3          382.3          372.2
                                                                   -------------  -------------  -------------
Policyholder dividend obligation, end of period..................   $    715.7     $    715.7     $    280.1
                                                                   =============  =============  =============

4. Asset Management Segment

We conduct activities in our Asset Management segment through our subsidiary, PXP. Two lines of business, private client and institutional, comprise these activities. We provide investment management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution and administrative support. Each manager has autonomy with its investment process while we monitor performance and ensure that each manager adheres to its stated investment style.

Segment information on assets as of June 30, 2003 and year-end 2002 and operating income for the three and six month periods ended June 30, 2003 and 2002 follows ($ amounts in millions):

                                                                                  2003              2002
                                                                             ---------------  ---------------
Asset Management Segment Assets
Investments................................................................    $      12.7      $     6.2
Cash and cash equivalents..................................................           37.2           44.2
Receivables................................................................           27.5           31.6
Intangible assets with definite lives......................................          275.8          291.6
Goodwill and other indefinite-lived intangible assets......................          449.5          448.9
Other assets...............................................................           17.2           21.8
                                                                             ---------------  ---------------
Total segment assets.......................................................          819.9          844.3
                                                                             ---------------  ---------------
Liabilities................................................................          135.3          141.7
Minority interest..........................................................            4.9            9.0
                                                                             ---------------  ---------------
Total segment liabilities and minority interest............................          140.2          150.7
                                                                             ---------------  ---------------
Segment net assets.........................................................    $     679.7      $   693.6
                                                                             ===============  ===============

                                                          Three Months                Six Months
                                                    -------------------------  ------------------------
                                                       2003          2002         2003         2002
                                                    -----------   -----------  -----------  -----------
Asset Management Segment Income
Investment product fees...........................  $    56.5       $  70.1      $ 112.0      $ 136.8
Net investment income.............................        0.2           0.3          0.3          0.5
                                                    -----------   -----------  -----------  -----------
Total segment revenues............................       56.7          70.4        112.3        137.3
                                                    -----------   -----------  -----------  -----------
Intangible asset amortization.....................        8.2           7.8         16.6         15.9
Other operating expenses..........................       52.3          61.9        102.5        118.9
                                                    -----------   -----------  -----------  -----------
Total segment expenses............................       60.5          69.7        119.1        134.8
                                                    -----------   -----------  -----------  -----------
Segment income (loss) before income taxes
  and minority interest...........................       (3.8)          0.7         (6.8)         2.5
Allocated income tax benefit......................       (2.3)         (1.4)        (4.4)        (1.9)
                                                    -----------   -----------  -----------  -----------
Segment income (loss), before minority interest...       (1.5)          2.1         (2.4)         4.4
Minority interest in segment income ..............        1.9           3.3          4.7          6.1
                                                    -----------   -----------  -----------  -----------
Segment income (loss).............................       (3.4)         (1.2)        (7.1)        (1.7)
Restructuring charges, net of income taxes........       (1.4)         (9.3)        (3.1)        (9.3)
                                                    -----------   -----------  -----------  -----------
Segment net loss..................................  $    (4.8)      $ (10.5)     $ (10.2)     $ (11.0)
                                                    ===========   ===========  ===========  ===========

Goodwill and other intangible assets

Additions to our Asset Management segment goodwill totaled $0.6 million in both the three and six month periods ended June 30, 2003 and $39.2 million and $71.4 million in the three and six month periods ended June
30, 2002, respectively. We recorded Asset Management segment goodwill impairment charges of $124.2 million in the six months ended June 30, 2002, all of which pertained to the adoption of the new accounting standard.

Details of goodwill and other indefinite-lived intangible assets at June 30, 2003 and year-end 2002 follows ($
amounts in millions):

                                                                              2003             2002
                                                                         ---------------  ---------------

Goodwill...............................................................    $    376.2       $    375.6
Investment management contracts........................................          73.3             73.3
                                                                         ---------------  ---------------
Goodwill and other indefinite-lived intangible assets..................    $    449.5       $    448.9
                                                                         ===============  ===============

Our Asset Management segment is comprised of several reporting units. For purposes of the goodwill impairment testing, the fair value of each reporting unit is calculated as the sum of a multiple of revenue plus the fair value of the reporting unit's tangible net assets and liabilities. Additionally, a pre-tax charge of $124.2 million was recognized on January 1, 2002 upon adoption of a new accounting standard on goodwill as a change in accounting principle.

At June 30, 2003, the gross carrying amount and accumulated amortization for definite lived asset management contracts was $403.5 million and $117.9 million, respectively. At December 31, 2002, the gross carrying amount and accumulated amortization for definite lived asset management contracts was $391.4 million and $99.7 million, respectively. The estimated aggregate amortization expense for the succeeding five fiscal years is
$33.0 million, $32.2 million, $27.2 million, $26.1 million and $25.7 million. At June 30, 2003, the weighted-average amortization period for definite-lived intangible assets is 9.9 years.

5. Investing Activities

Debt and equity securities

Fair value and cost of our debt securities at June 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                           2003                             2002
                                               -------------------------------  ------------------------------
                                                 Fair Value          Cost         Fair Value         Cost
                                               --------------   --------------  --------------  --------------

U.S. government and agency..................    $     629.2      $    591.9      $    461.6      $    431.3
State and political subdivision.............          602.8           536.1           534.7           481.9
Foreign government..........................          214.8           193.5           183.9           168.4
Corporate...................................        6,378.5         5,838.7         5,485.2         5,138.7
Mortgage-backed.............................        3,308.7         3,089.1         3,099.9         2,901.9
Other asset-backed..........................        2,066.4         2,042.0         2,128.8         2,122.1
                                               --------------   --------------  --------------  --------------
Debt securities.............................    $  13,200.4      $ 12,291.3      $ 11,894.1      $ 11,244.3
                                               ==============   ==============  ==============  ==============

Amounts applicable to the closed block......    $   6,913.1      $  6,271.5      $  6,431.1      $  5,952.9
                                               ==============   ==============  ==============  ==============

Fair value and cost of our equity securities at June 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                            2003                             2002
                                               -------------------------------  ------------------------------
                                                 Fair Value          Cost         Fair Value          Cost
                                               --------------   --------------  --------------  --------------

Hilb, Rogal and Hamilton (HRH) common stock.... $   123.3        $     42.1      $    159.3      $     44.7
GE Life and Annuity Assurance and
  GE Group Life Assurance common stock.........      81.0              50.4            60.5            50.4
PXRE Group common stock........................      22.4               9.4            27.7             9.4
Other equity securities........................     114.8             106.3           143.7           157.7
                                               -------------   ---------------  --------------  --------------
Equity securities.............................. $   341.5        $    208.2      $    391.2       $    262.2
                                               =============   ===============  ==============  ==============

Amounts applicable to the closed block......... $    --          $     --        $      --       $     --
                                               =============   ===============  ==============  ==============

Our holdings in HRH common stock as of June 30, 2003 will be used in November 2005 to settle stock purchase contracts issued by us. See Note 6 for additional information.

Gross and net unrealized gains and losses from debt and equity securities at June 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                            2003                            2002
                                               -------------------------------  ------------------------------
                                                   Gains            Losses          Gains           Losses
                                               --------------   --------------  --------------  --------------

U.S. government and agency.................     $    37.6        $    (0.3)      $    30.5       $    (0.2)
State and political subdivision............          66.7              --             53.1            (0.3)
Foreign government.........................          22.8             (1.5)           20.2            (4.7)
Corporate..................................         593.8            (54.0)          442.8           (91.3)
Mortgage-backed............................         221.0             (1.4)          198.5            (0.5)
Other asset-backed.........................          86.5            (62.1)           85.0           (78.3)
                                               -------------   --------------   --------------  --------------
Debt securities gains and losses...........     $ 1,028.4        $  (119.3)      $   830.1       $  (175.3)
                                               =============   ==============   ==============  ==============
Debt securities net gains..................     $   909.1                        $   654.8
                                               =============                    ==============
Equity securities gains and losses.........     $   136.9        $    (3.6)      $   144.4       $   (15.4)
                                               =============   ==============   ==============  ==============
Equity securities net gains................     $   133.3                        $   129.0
                                               =============                    ==============

Mortgage loans

The carrying values of our investments in mortgage loans by property type at June 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                                               2003             2002
                                                                          ---------------  ---------------
Property type:
Apartment buildings.....................................................    $     131.9      $     159.0
Office buildings........................................................           80.6            131.5
Retail stores...........................................................          119.6            151.5
Industrial buildings....................................................           40.0             42.2
Other...................................................................            0.1              0.1
                                                                          ---------------  ---------------
Subtotal................................................................          372.2            484.3
Less: valuation allowances..............................................           18.7             15.5
                                                                          ---------------  ---------------
Mortgage loans..........................................................    $     353.5      $     468.8
                                                                          ===============  ===============

Amounts applicable to the closed block, at carrying value...............    $     285.7      $     373.2
                                                                          ===============  ===============

Venture capital partnerships

The components of net investment income related to venture capital partnerships for the three and six month periods ended June 30, 2003 and 2002 follow ($ amounts in millions):

                                                             Three Months                 Six Months
                                                      ---------------------------  --------------------------
                                                          2003           2002          2003          2002
                                                      ------------   ------------  ------------  ------------

Net realized gains (losses) on partnership
  cash and stock distributions.......................   $    2.6       $    7.4      $    1.5      $   (5.1)
Net unrealized gains (losses) on partnership
  investments........................................        6.8          (35.7)         37.7         (26.2)
Partnership operating expenses.......................       (2.9)          (1.6)         (3.8)         (3.6)
                                                      ------------   ------------  ------------  ------------
Net Investment Income (loss).........................   $    6.5       $  (29.9)     $   35.4      $  (34.9)
                                                      ============   ============  ============  ============

Amounts applicable to the closed block...............   $    0.7       $   --        $    5.7      $   --
                                                      ============   ============  ============  ============
Amounts applicable to the venture capital segment....   $    5.8       $  (29.9)     $   29.7      $  (34.9)
                                                      ============   ============  ============  ============

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase net investment income by $3.3 million and $33.8 million for the three and six months ended June 30, 2003, respectively, and by $2.1 million and $14.9 million for the three and six months ended June 30, 2002, respectively.

Our investments in venture capital partnerships at June 30, 2003 and year-end 2002 by type of investment follow ($ amounts in millions):

                                                                                2003            2002
                                                                           --------------  --------------

Technology...........................................................        $    41.8       $    25.0
Telecommunications...................................................             16.0            10.2
Biotechnology........................................................             17.6            11.1
Health care..........................................................              8.6             9.2
Consumer and business products and services..........................             33.7            45.9
Financial services...................................................             28.3            28.1
Other................................................................             35.9            50.6
                                                                           --------------  --------------
Private holdings.....................................................            181.9           180.1
Public holdings......................................................             25.5            23.0
Cash and cash equivalents............................................             10.8            22.4
Other................................................................             18.9             3.1
                                                                           --------------  --------------
Venture capital partnerships.........................................        $   237.1       $   228.6
                                                                           ==============  ==============

Unfunded commitments.................................................        $   132.7       $   154.7
                                                                           ==============  ==============

Amounts applicable to the closed block:
Venture capital partnerships.........................................        $    33.3       $     0.8
                                                                           ==============  ==============
Unfunded commitments.................................................        $    46.8       $     3.4
                                                                           ==============  ==============

Amounts applicable to venture capital segment:
Venture capital partnerships.........................................        $   203.8       $   227.8
                                                                           ==============  ==============
Unfunded commitments.................................................        $    85.9       $   151.3
                                                                           ==============  ==============

Investment activity in venture capital partnerships for the three and six month periods ended June 30, 2003 follows ($ amounts in millions):

                                                          Three Months                  Six Months
                                                   ---------------------------  ---------------------------
                                                       2003           2002          2003           2002
                                                   ------------   ------------  ------------   ------------

Contributions.....................................  $    11.9      $     7.5     $    24.8      $    20.5
Equity in earnings of partnerships................        6.5          (29.9)         35.4          (34.9)
Distributions.....................................       (8.2)          (6.1)        (11.3)         (15.5)
Proceeds from sale of partnership interests.......        --             --          (26.1)          --
Realized loss on sale of partnership interests....       (0.5)          --           (14.3)          --
                                                   ------------   ------------  ------------   ------------
Change in venture capital partnerships............        9.7          (28.5)          8.5          (29.9)
Venture capital partnership investments,
  beginning of period.............................      227.4          290.3         228.6          291.7
                                                   ------------   ------------  ------------   ------------
Venture capital partnership investments,
  end of period...................................  $   237.1      $   261.8     $   237.1      $   261.8
                                                   ============   ============  ============   ============

Affiliate equity securities

As of June 30, 2003, we recorded an $89.1 million pre-tax, non-cash charge related to the other-than-temporary impairment of our equity investment in Aberdeen.

The fair value of our investment in Aberdeen common stock, based on the London Stock Exchange closing price at
June 30, 2003 and year-end 2002, was $34.4 million and $43.6 million, respectively. The carrying value of our investment in Aberdeen on the equity method of accounting totaled $34.4 million and $119.3 million at June 30,
2003 and year-end 2002, respectively.

Net investment income

Sources of net investment income for the three and six month periods ended June 30, 2003 and 2002 follow ($
amounts in millions):

                                                     Three Months                      Six Months
                                            -------------------------------  ------------------------------
                                                 2003             2002            2003            2002
                                            --------------   --------------  --------------  --------------

Debt securities..........................     $   199.1        $   185.5       $   386.2       $   360.0
Equity securities........................           0.9              1.1             2.2             2.2
Mortgage loans...........................           7.3             10.6            19.4            21.3
Venture capital partnerships.............           6.5            (29.9)           35.4           (34.9)
Affiliate equity securities..............           0.5              2.7             0.7             7.0
Policy loans.............................          42.6             42.3            85.2            84.8
Other investments........................           8.1              3.7            12.4             7.3
Cash and cash equivalents................           1.4              2.9             4.5             4.8
                                            --------------   --------------  --------------  --------------
Total investment income..................         266.4            218.9           546.0           452.5
Less: investment expenses................           2.6              3.2             5.5             5.6
                                            --------------   --------------  --------------  --------------
Net investment income....................     $   263.8        $   215.7       $   540.5       $   446.9
                                            ==============   ==============  ==============  ==============

Amounts applicable to the closed block...     $   140.6        $   141.0       $   286.6       $   279.8
                                            ==============   ==============  ==============  ==============

Net realized investment gains (losses)

Sources and types of net realized investment gains (losses) for the three and six month periods ended June 30,
2003 and 2002 follow ($ amounts in millions):

                                                            Three Months                   Six Months
                                                    -----------------------------  ---------------------------
                                                        2003            2002           2003           2002
                                                    -------------   -------------  -------------  ------------

Debt securities...................................   $   (19.8)      $   (18.2)     $   (45.4)     $   (71.8)
Equity securities.................................        (1.1)           --             (1.1)          --
Mortgage loans....................................        (2.8)           --             (3.2)          --
Venture capital partnerships......................        (0.3)           --             (4.6)          --
Affiliate equity securities.......................       (96.9)           --            (96.9)          --
Other invested assets.............................        (1.2)           --             (9.9)          --
                                                    -------------   -------------  -------------  ------------
Impairment losses.................................      (122.1)          (18.2)        (161.1)         (71.8)
                                                    -------------   -------------  -------------  ------------
Debt securities gains.............................        16.7            23.1           70.3           38.8
Debt securities losses............................       (11.5)          (17.5)         (23.8)         (24.5)
Equity securities gains...........................        15.2             1.8           15.6            2.8
Equity securities losses..........................        (7.8)           (9.8)         (10.4)         (11.5)
Mortgage loans....................................        (0.4)           --             (0.8)          --
Venture capital partnerships......................        (0.2)           --             (9.7)          --
Other invested assets.............................         5.5            (8.0)           3.0            2.6
                                                    -------------   -------------  -------------  ------------
Net transaction gains (losses)....................        17.5           (10.4)          44.2            8.2
                                                    -------------   -------------  -------------  ------------
Net realized investment losses....................   $  (104.6)      $   (28.6)     $  (116.9)     $   (63.6)
                                                    =============   =============  =============  ============

Net realized investment losses....................   $  (104.6)      $   (28.6)     $  (116.9)     $   (63.6)
                                                    -------------   -------------  -------------  ------------
Applicable closed block policyholder dividend
  obligation (reduction)..........................        (9.5)          (11.2)          (1.0)         (45.2)
Applicable deferred acquisition costs (benefit)...         1.2            (0.9)           1.7           (4.4)
Applicable deferred income tax benefit............       (37.1)           (5.7)         (46.0)          (4.9)
                                                    -------------   -------------  -------------  ------------
Offsets to realized investment losses.............       (45.4)          (17.8)         (45.3)         (54.5)
                                                    -------------   -------------  -------------  ------------
Net realized investment losses included in
  net income......................................   $   (59.2)      $   (10.8)     $   (71.6)     $    (9.1)
                                                    =============   =============  =============  ============

Unrealized investment gains (losses)

Sources of net unrealized investment gains (losses) for the three and six month periods ended June 30, 2003 and 2002 follow ($ amounts in millions):

                                                             Three Months                  Six Months
                                                     ----------------------------  --------------------------
                                                         2003            2002          2003           2002
                                                     -------------   ------------  -------------  -----------

Debt securities....................................   $   279.8       $   281.2     $   254.3     $   182.6
Equity securities..................................        31.1            16.3           3.0          29.5
Other investments .................................        (0.7)            3.3           0.6           4.7
                                                     ------------    ------------   -----------  ------------
Net unrealized investment gains....................   $   310.2       $   300.8     $   257.9     $   216.8
                                                     ============    ============  ============  ============

Net unrealized investment gains....................   $   310.2       $   300.8     $   257.9     $   216.8
                                                     ------------    ------------  ------------  ------------
Applicable closed block policyholder dividend
  obligation.......................................       160.2           166.8         163.8         128.6
Applicable deferred policy acquisition costs.......        40.1            30.4          32.8          23.7
Applicable deferred income taxes (benefit).........        39.8            31.0          21.3          20.5
                                                     ------------    ------------  ------------  ------------
Offsets to net unrealized investment gains.........       240.1           228.2         217.9         172.8
                                                     ------------    ------------  ------------  ------------
Net unrealized investment gains
  included in other comprehensive income...........   $    70.1       $    72.6     $    40.0     $    44.0
                                                     ============    ============  ============  ============

6. Financing Activities

Stock Purchase Contracts

In November 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of Hilb, Rogal & Hamilton Company (HRH)
common stock. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underlie the stock purchase contracts. All changes in the fair value of the embedded derivative are recorded in other comprehensive income. For the three months ended June 30, 2003, we recognized a decrease in the fair value of the embedded derivative of $6.2 million before income taxes ($4.0 million after income taxes) in other comprehensive income, primarily due to an increase in the quoted market price of HRH's common stock. For the six months ended June 30, 2003, we recognized an increase in the fair value of the embedded derivative of $12.2 million before income taxes ($7.9 million after income taxes) in other comprehensive income, primarily due to a decrease in the quoted market price of HRH's common stock during the period. The quoted market price at June
30, 2003 ($34.04 per share) was below the price that we received at issuance of the stock purchase contracts.
For more information, see Notes 5 and 6 to our consolidated financial statements in our 2002 Annual Report on
Form 10-K.

Indebtedness

Carrying value and fair value of our indebtedness at June 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                     2003                              2002
                                       ---------------------------------  --------------------------------
                                          Carrying            Fair           Carrying           Fair
                                            Value             Value            Value            Value
                                       ---------------   ---------------  ---------------  ---------------

Surplus notes......................      $   175.0         $   190.4        $   175.0        $   182.5
Equity units.......................          153.7             161.9            153.7            156.5
Senior unsecured bonds.............          300.0             308.6            300.0            259.8
Interest rate swap.................           17.7              17.7             15.6             15.6
                                       ---------------   ---------------  ---------------  ---------------
Total indebtedness.................      $   646.4         $   678.6        $   644.3        $   614.4
                                       ===============   ===============  ===============  ===============

Interest expense on our indebtedness, including amortization of debt issuance costs, for the three and six month periods ended June 30, 2003 and 2002 follows ($ amounts in millions):

                                                Three Months                       Six Months
                                      ---------------------------------  --------------------------------
                                           2003              2002             2003             2002
                                      ---------------   ---------------  ---------------  ---------------

Surplus notes......................     $     3.0         $     3.0        $     6.1        $     6.1
Equity units.......................           3.1               --               6.1              --
Senior unsecured bonds.............           3.8               3.9              7.5              7.7
Bank credit facility and other.....           --                0.8              --               1.6
                                      ---------------   ---------------  ---------------  ---------------
Total interest expense.............     $     9.9         $     7.7        $    19.7        $    15.4
                                      ===============   ===============  ===============  ===============

Dividends

On April 28, 2003, we declared a dividend of $0.16 per share to our shareholders of record on June 13, 2003;
we paid the dividend on July 11, 2003.

7. Income Taxes

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for the three and six month periods ended June 30, 2003 and 2002 follows ($ amounts in millions):

                                                     Three Months                       Six Months
                                           ---------------------------------  --------------------------------
                                                2003              2002             2003             2002
                                           ---------------   ---------------  ---------------  ---------------

Loss before cumulative effect of
  accounting change......................    $    (34.4)       $    (26.7)      $    (37.0)      $    (14.4)
Cumulative effect of accounting change...           --                --              --              (11.4)
                                           ---------------   ---------------  ---------------  ---------------
Net loss.................................    $    (34.4)       $    (26.7)      $    (37.0)      $    (25.8)
Other comprehensive income (loss)........          39.4              (1.2)            27.3             21.6
                                           ---------------   ---------------  ---------------  ---------------
Comprehensive (income) loss..............    $      5.0        $    (27.9)      $     (9.7)      $     (4.2)
                                           ===============   ===============  ===============  ===============

Current..................................    $    (12.7)       $    (47.2)      $     (2.8)      $    (28.0)
Deferred.................................          17.7              19.3             (6.9)            23.8
                                           ---------------   ---------------  ---------------  ---------------
Income taxes (benefit) applicable to
  comprehensive (income) loss............    $      5.0        $    (27.9)      $     (9.7)      $     (4.2)
                                           ===============   ===============  ===============  ===============

For the three and six months ended June 30, 2003 and 2002, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follow ($ amounts in millions):

                                                     Three Months                        Six Months
                                           ---------------------------------  --------------------------------
                                                2003              2002             2003             2002
                                           ---------------   ---------------  ---------------  ---------------

Income taxes at statutory rate...........    $   (28.6)        $   (21.2)       $   (27.4)       $     (5.8)
Tax advantaged investment income.........         (1.6)             (1.6)            (3.1)             (3.1)
Non-taxable minority interest income.....         (0.6)             (1.1)            (1.6)             (2.1)
Other, net...............................         (3.6)             (2.8)            (4.9)             (3.4)
                                           ---------------   ---------------  ---------------  ---------------
Income taxes (benefit) applicable to
  continuing operations..................    $   (34.4)        $   (26.7)       $   (37.0)       $    (14.4)
                                           ===============   ===============  ===============  ===============

Effective income tax (benefit) rates.....        (42.2%)           (44.1%)          (47.3%)          (86.7%)
                                           ===============   ===============  ===============  ===============

8. Employee Benefits

During the three and six month periods ended June 30, 2003, we contributed 115,104 and 157,437 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $1.8 million and $2.5 million (weighted average cost of $15.87 per share) and an aggregate market value of $0.8 million and $1.2 million for the three and six month periods, respectively.

Stock-based Compensation

Pro forma earnings and earnings per share as if we had applied the fair value method of accounting for all stock-based compensation for the three and six month periods ended June 30, 2003 and 2002 follow ($ amounts in millions, except per share amounts):

                                                             Three Months                  Six Months
                                                    -----------------------------  ---------------------------
                                                        2003            2002           2003           2002
                                                    -------------   -------------  -------------  ------------

Net loss, as reported..............................  $    (49.5)     $    (37.2)    $    (46.3)    $   (138.6)
Add:  Stock-based employee compensation
  expense included in net income (loss),
  net of applicable income taxes...................         --             --             --             --
Deduct:  Stock-based employee compensation
  expense determined under fair value accounting
  for all awards, net of applicable income taxes...        (1.1)           (0.1)          (2.2)          (0.1)
                                                    -------------   -------------  -------------  ------------
Pro forma net loss.................................  $    (50.6)     $    (37.3)    $    (48.5)    $   (138.7)
                                                    =============   =============  =============  ============

Basic and diluted loss per share, as reported......  $      (.53)    $      (.37)   $      (.49)   $    (1.38)
                                                    =============   =============  =============  ============
Pro forma basic and diluted loss per share.........  $      (.54)    $      (.37)   $      (.52)   $    (1.38)
                                                    =============   =============  =============  ============

During the three month period ended June 30, 2003, we granted 100,000 stock options which vest over three years. The options had a weighted-average fair value of $3.65 per option ($0.4 million aggregate) which will be expensed over the three year vesting period.

Restricted Stock Units

On April 14, 2003, we awarded 255,004 restricted stock units valued at $7.843 per share ($2.0 million aggregate); on January 1, 2003, we awarded 394,737 restricted stock units valued at $7.60 per share ($3.0 million aggregate). We will recognize the expense associated with these awards over the three-year vesting periods. We will issue the shares underlying the awards on the later of June 26, 2006 or each employee's termination of employment. We recognized $0.5 million and $0.7 million in compensation expense for these awards during the three and six month periods ended June 30, 2003.

On June 26, 2003, we issued 161,769 restricted stock units valued at $9.07 per share ($1.5 million aggregate)
to satisfy deferred compensation liabilities with certain employees. There is no expense associated with this issuance as the expense was recognized previously when the liabilities were accrued. We will issued the shares underlying these restricted stock units on the later of June 26, 2006 or each employee's termination of employment.

9. Earnings Per Share

We have not included common stock equivalents in the weighted average shares outstanding calculation for diluted earnings per share because their effect would have been anti-dilutive due to our reported net loss for the three and six month periods ended June 30, 2003. If we had reported net income, there would have been

1,385,085 shares of common stock from restricted stock units and 7,707 shares of common stock from employee stock options. The weighted average effect from the restricted stock units for the three and six month periods ended June 30, 2003 would have been 1,193,984 shares and 1,081,722 shares, respectively. The weighted average effect from the employee stock options for the three and six month periods ended June 30, 2003 would have been
4,676 shares and 2,351 shares, respectively.

Other common stock equivalents have exercise prices that were above the average closing price of our common stock during the periods presented. These include stock options (related to 4,169,538 of our common shares)
and equity units (related to 17,423,859 to 21,256,826 of our common shares depending on our February 2006 quoted market price). The stock option exercise prices of $15.90 and $16.20 and equity units threshold appreciation price of $8.8206 were greater than the average market price of our common stock of $8.15 and
$7.91 for the three and six month periods ended June 30, 2003, respectively.

10. Contingent Liabilities

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts.

We have established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite aggregate excess-of-loss reinsurance (finite reinsurance) and other reinsurance to cover our losses and the likely legal and administrative costs of winding down the business.

Total reserves were $40.0 million and total reinsurance recoverable balances were $125.0 million as of June
30, 2003. In addition, in 1999 we purchased finite reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available from our finite reinsurance is currently
$120.0 million. The amount of our total financial provisions as of June 30, 2003 was therefore $35.0 million, consisting of reserves, less reinsurance recoverable balances, plus the amount currently available from our finite reinsurance. We did not establish any additional reserves during the quarter ended June 30, 2003.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes.
Given the uncertainty associated with litigation and other dispute resolution proceedings, as described below, our estimated amount of the loss on disposal of reinsurance discontinued operations may differ from actual results. However, it is our opinion, after consideration of the provisions made in these financial statements, as described above, that future developments will not have a material effect on our financial position.

Unicover Managers, Inc.

A significant portion of the claims arising from our discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc. (Unicover). Unicover organized and managed a group, or pool, of insurance companies (Unicover pool) and two other facilities (Unicover facilities), which reinsured the life and health insurance components of workers' compensation insurance policies issued by various property and casualty insurance companies. We were a member of the Unicover pool but terminated our participation in the pool effective March 1, 1999.

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

Further, we were, along with Sun Life Assurance of Canada (Sun Life) and Cologne Life Reinsurance Company
(Cologne Life), a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, we joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, we and Sun
Life sought to cancel our retrocession agreements on the grounds that material misstatements and nondisclosures were made to us about, among other things, the amount of risks we would be reinsuring. The arbitration proceeded only with respect to the Unicover pool because we, Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000. In October 2002, the arbitration panel issued its decision that the agreement by which we provided retrocessional reinsurance to the pool was valid only to the extent of business bound or renewed to that agreement on or before August 31, 1998. This decision had the effect of granting us a substantial discount on our potential liabilities, because most of the business was bound or renewed to the agreement after August 31, 1998. In a clarification dated January 4,
2003, the arbitration panel confirmed its decision. A significant portion of our remaining potential liabilities as a retrocessionaire of the pool may be recovered from our retrocessionaires.

In one of the Unicover facilities' settlements, the Reliance facility settlement of January 2000, we paid a settlement amount of $97.9 million and were released from all of our obligations as a retrocessionaire of the facility. Subsequently, we were reimbursed by one of our retrocessionaires for $38.8 million of the amount we paid under the settlement. A significant portion of the remainder of the settlement payment may be recovered from certain of our other retrocessionaires.

In the other Unicover facilities' settlement, the Lincoln facility settlement of March 2000, we paid a settlement amount of $11.6 million and were released from all of our obligations as a retrocessionaire of the facility. A significant portion of the settlement payment may be recovered from certain of our retrocessionaires.

The likelihood of obtaining the additional recoveries from our retrocessionaires cannot be estimated with a reliable degree of certainty at this stage of our recovery efforts. This is due in part to the lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages and standstill agreements among reinsurers) and in part to the matters discussed below under "Related Proceedings."

The amounts paid and results achieved in the above settlements and arbitration decision are reflected in our consolidated financial statements. As the amounts previously reserved for these matters were sufficient, we established no additional reserves with respect to these settlements and arbitration decision.

Related Proceedings

In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. Currently, we are involved in separate arbitration proceedings with two of our own retrocessionaires which are seeking on various grounds to avoid paying any amounts to us. Because the same retrocession program that covers our
Unicover business covers a significant portion of our other remaining group accident and health reinsurance business, we could have additional material losses if one or more of our retrocessionaires successfully avoids its obligations.

With one of those retrocessionaires, we have three disputes. One concerns an agreement under which the retrocessionaire reinsures us for up to forty-five thousand dollars per loss in excess of a five thousand dollar retention. In June 2003, the arbitration panel issued its decision, which upheld in all material respects the

retrocessional obligations to us. The decision is the subject of a pending appeal only with respect to the
Unicover business. The other two disputes will not have a material effect on our reinsurance recoverable balances. As of June 30, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $44.0 million, subject to further development.

The dispute with the other retrocessionaire, which seeks to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, is the subject of a pending arbitration that is scheduled for November, 2003. As of June 30, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $11.0 million, subject to further development.

We have entered into a standstill agreement with another retrocessionaire under which both parties have agreed not to commence any proceedings against the other without providing written notice within a specified period.
The purpose of the agreement is to allow the parties to investigate the existence and extent of their contractual obligations to each other. As of June 30, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $28.0 million, subject to further development.

At this stage, we cannot predict the outcome of the above matters, nor can we estimate the amount at risk with a reliable degree of certainty. This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers). This applies with regard both to business related to Unicover and not related to Unicover.

Other Proceedings

Another set of disputes involves personal accident business that was reinsured in the mid-1990s in the London reinsurance market, in which we participated. These disputes involve multiple layers of reinsurance and allegations that the reinsurance program created by the brokers involved in placing those layers was interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in litigation or arbitration in attempts to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, many of these companies are currently participating in negotiations of the disputes for certain contract years, and we believe that similar discussions will follow for the remaining years. Although we are vigorously defending our contractual rights, we are actively involved in the attempt to reach negotiated business solutions. At this stage, we cannot predict the outcome, nor can we estimate the amount at risk with a reliable degree of certainty. This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers).

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. The company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management's beliefs about, the company's future strategies, operations and financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the company's primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the company's insurance subsidiaries' ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax changes that may affect the cost of, or demand for, the products or services of the company's subsidiaries; (v) downgrades in the financial strength ratings of the company's subsidiaries or in the company's credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the company's continued success in achieving planned expense reductions; and (ix) other risks and uncertainties described in any of the company's filings with the SEC. The company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of June 30, 2003 as compared to year-end 2002; our consolidated results of operations for the three and six month periods ended June 30, 2003 and 2002; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year 2002 on Form 10-K.

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

Business combinations

In the second quarter of 2003, we acquired the remaining interests in PFG Holdings, Inc. and Capital West
Asset Management, LLC not already owned by us for $17.8 million. We acquired a 60% interest in Kayne Anderson
Rudnick Investment Management, LLC (Kayne Anderson Rudnick) for $102.4 on January 29, 2002; management of the company retained the remaining ownership interest.

For additional information, see Note 1 to this Form 10-Q.

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

Recently Issued Accounting Standards

See Note 1 of our Consolidated Financial Statements for the three and six months ended June 30, 2003 and 2002 contained herein.

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

o  Deferred Policy Acquisition Costs, or DAC, and Present Value of Future Profits, or PVFP
   The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with the 1997 acquisition of the Confederation Life business, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs (DAC).

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

   See Note 3 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended
   December 31, 2002 and contained herein and Item 3, Quantitative and Qualitative Disclosures About Market
   Risk for more information.

o  Policy Liabilities and Accruals
   See Note 3 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended
   December 31, 2002 and contained herein and Item 3, Quantitative and Qualitative Disclosures About Market
   Risk herein for more information.

o  Goodwill and Other Intangible Assets
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

   See Note 4 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended
   December 31, 2002 and contained herein for more information.

o  Valuation of Debt and Equity Securities
   We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.
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

   See Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended
   December 31, 2002 and contained herein, Debt and Equity Securities section of Management's Discussion and
   Analysis and Item 3, Quantitative and Qualitative Disclosures About Market Risk for more information.

o  Valuation of Investments in Affiliates
   We evaluate our equity method investments for an other than temporary impairment at each balance sheet date considering quantitative and qualitative factors including quoted market price of underlying equity securities, the duration the carrying value is in excess of fair value and historical and projected earnings and cash flow capacity. See Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and contained herein and the Aberdeen Asset Management section of Management's Discussion and Analysis for more information.

o  Valuation of Investments in Venture Capital Partnerships
   We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the earnings for any lag in reporting. In the first quarter of 2001, we changed our accounting for venture capital partnership earnings to eliminate the quarterly lag in information provided to us. We did this by estimating the change in our share of partnership earnings for the quarter. This resulted in a $75.1 million charge ($48.8 million after income taxes), representing the cumulative effect of this accounting change on the fourth quarter of 2000.

   To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we use quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we apply a public industry sector index to roll the value forward each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). Our methodology recognizes both downward and upward change in value of the underlying investee companies, but we do not exceed the last reported value by the partnerships. We adjust estimated partnership results to actual results reported by the venture capital partnerships in the period in which venture capital partnerships financial statements are received. The effect of adjusting estimated partnership results to actual results was to increase investment income by $3.3 million

   and $33.8 million for the three and six months ended June 30, 2003, respectively, and by $2.1 million and
   $14.9 million for the three and six months ended June 30, 2002.

   See Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended
   December 31, 2002 and contained herein for more information.

o  Pension and other Post-employment Benefits
   See Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended
   December 31, 2002 for more information on our pension and other post-employment benefits.

Consolidated Results of Operations

The following table and discussion presents summary consolidated financial data for the three and six month periods ended June 30, 2003 and 2002 ($ amounts in millions).

                                                      Three Months                       Six Months
                                          ---------------------------------- ---------------------------------
                                              2003       2002       Change       2003        2002      Change
                                          ----------- ----------- ---------- ----------- ----------- ---------

REVENUES:
Premiums.................................  $  248.5   $  259.4    $  (10.9)   $  494.6   $   516.8   $  (22.2)
Insurance and investment product fees....     133.8      145.9       (12.1)      266.7       286.2      (19.5)
Investment income, net of expenses.......     263.8      215.7        48.1       540.5       446.9       93.6
Net realized investment losses...........    (104.6)     (28.6)      (76.0)     (116.9)      (63.6)     (53.3)
                                          ----------- ----------- ---------- ----------- ----------- ---------
Total revenues...........................     541.5      592.4       (50.9)    1,184.9     1,186.3       (1.4)
                                          ----------- ----------- ---------- ----------- ----------- ---------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder
  dividends..............................     348.4      338.9         9.5       699.2       672.8       26.4
Policyholder dividends...................      94.2      107.5       (13.3)      210.7       181.7       29.0
Policy acquisition cost amortization.....      25.9       11.4        14.5        53.9         0.5       53.4
Intangible asset amortization............       8.2        7.8         0.4        16.6        15.9         .7
Interest expense.........................       9.9        7.7         2.2        19.7        15.4        4.3
Other operating expenses.................     136.5      179.7       (43.2)      263.0       316.6      (53.6)
                                          ----------- ----------- ---------- ----------- ----------- ---------
Total benefits and expenses..............     623.1      653.0       (29.9)    1,263.1     1,202.9       60.2
                                          ----------- ----------- ---------- ----------- ----------- ---------
Loss before income taxes and
  minority interest......................     (81.6)     (60.6)      (21.0)      (78.2)      (16.6)     (61.6)
Applicable income tax benefit............     (34.4)     (26.7)       (7.7)      (37.0)      (14.4)     (22.6)
                                          ----------- ----------- ---------- ----------- ----------- ---------
Loss before minority interest............     (47.2)     (33.9)      (13.3)      (41.2)      (2.2)     (39.0)
Minority interest in net income
  of subsidiaries........................       2.3        3.3        (1.0)        5.1         6.1       (1.0)
                                          ----------- ----------- ---------- ----------- ----------- ---------
Loss before cumulative effect
  of accounting change...................     (49.5)     (37.2)      (12.3)      (46.3)       (8.3)     (38.0)
Cumulative effect of accounting change...      --         --          --          --        (130.3)     130.3
                                          ----------- ----------- ---------- ----------- ----------- ---------
Net loss ................................  $  (49.5)  $  (37.2)   $  (12.3)   $  (46.3)  $  (138.6)  $   92.3
                                          =========== =========== ========== =========== =========== =========

The following amounts, net of applicable income taxes and other offsets, are included in net income before the cumulative effect of accounting change for the three and six month periods ended June 30, 2003 and 2002:

                                                 Three Months                          Six Months
                                     ------------------------------------ ------------------------------------
                                        2003         2002        Change        2003        2002      Change
                                     ------------ ------------ ---------- ------------ ----------- -----------

 Net realized investment losses....   $   (59.2)  $   (10.8)   $   (48.4)  $   (71.6)  $    (9.1)  $   (62.5)
 Management restructuring charges..        (1.8)      (21.8)        20.0        (4.3)      (21.8)       17.5
 Deferred policy acquisition
   cost adjustment.................        --          --           --          --          14.4       (14.4)
 Other income......................        --          --           --           1.3         0.7         0.6
 Demutualization expense...........        --          (0.5)         0.5        --          (1.2)        1.2
                                     ------------ ------------ ---------- ------------ ----------- -----------
 Total                                $   (61.0)  $   (33.1)   $   (27.9)  $   (74.6)  $   (17.0)  $   (57.6)
                                     ============ ============ ========== ============ =========== ==========

For the three and six month periods, premiums decreased by $10.9 million and $22.2 million, or 4.2% and 4.3%, respectively, primarily due to a continued shift in sales from traditional life to universal life products as well as a continued decline of the traditional life in-force business. Compared to the prior year three and six month periods, premium revenue for traditional life policies decreased by $9.5 million to $243.5 million from $253.0 million, and by $20.8 million to $489.6 million from $510.4 million, respectively.

For the three and six month periods, insurance and investment product fees decreased by $12.1 million and
$19.5 million, respectively, primarily due to decreases in both private client and institutional assets under management. This decrease was partially offset by higher sales and a growing in-force in universal life and variable universal life products. Specifically, higher net amounts at risk and higher attained ages in these two lines of business resulted in recognition of higher fees.

Net investment income for the three and six month periods ending June 30, 2003, increased by $48.1 million and
$93.6 million, respectively, over the same periods in the prior year primarily due to an increase in general account spread-type funds partially offset by lower rates earned on invested assets. The increase was also attributable to improved conditions in the private equity markets compared to weak market conditions in the prior year as well as to the reconciliation to the partnerships' audited fourth quarter financial statements to previously estimated amounts in the venture capital segment.

Net realized investment losses for the three and six month periods ending June 30, 2003, increased by $76.0 million and $53.3 million, respectively, primarily due to an other-than-temporary impairment on our ownership of Aberdeen common stock. This impairment was partially offset by higher realized gains on debt securities during the six month period.

For the three month periods ending June 30, 2003, policy benefits and policyholder dividends decreased $3.8 million to $442.6 million from $446.4 million from the comparable period in 2002 primarily due to an increase in the policyholder dividend obligation during the prior year quarter of $21.5 million compared to $2.4 million during the current year quarter. This was partially offset by increased interest credited on the guaranteed interest accounts and fixed annuities. For the six month period ending, June 30, 2003 and 2002, policy benefits and policyholder dividends, increased $55.4 million from $854.5 million to $909.9 million primarily due to higher interest credited on guaranteed interest accounts and fixed annuities.

For the three month periods ending June 30, 2003, policy acquisition cost amortization, increased $14.5 million to $25.9 million from $11.4 million, or 127%, over the comparable period in 2002 primarily due to a higher level of amortization for participating life insurance related to a one-time investment gain combined with lower levels of amortization in the second quarter of 2002. For the six month period ending June 30, 2003 and
2002, policy acquisition cost amortization increased $53.4 million, from $0.5 million to $53.9 million primarily due to higher amortization for participating life insurance (as described above), a decrease to amortization in 2002 related to a revision of the mortality assumption for our participating life block (see
Note 3 of the financial statements included in this form 10-Q for additional information), and increased amortization for variable universal life and annuities.

Our income tax benefit of $34.4 million and $37.0 million applicable to operating income for the three and six month periods ended June 30, 2003, respectively, differed from the statutory U.S. federal income tax benefit of $28.6 million and $27.4 million as a result of the tax benefits associated with low income housing tax credits and

non-taxable dividend and interest income. The six month period ended June 30, 2003 was also affected by the recovery of interest amounts previously paid to the Internal Revenue Service (I.R.S). The effective income tax benefit of $26.7 million and $14.4 million for the three and six month periods ended June 30, 2002 also differed from the statutory U.S. federal income tax benefit of $21.2 million and $5.8 million as a result of the tax benefits associated with low income housing tax credits, non-taxable dividend and interest income and the recovery of non-taxable amounts related to an I.R.S settlement.

Based on the current low level of pre-tax operating income in relation to permanent tax benefits, future changes in our pre-tax operating income may produce disproportionate changes to our effective income tax rate.
As a result, our effective income tax benefit rate for the three and six month periods ended June 30, 2003 should not be considered an estimate of the effective income tax rate for the year 2003. The effective income tax benefit rate for the year 2002 was 35.5%.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income. Realized investment gains and losses and certain other items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.
Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Also, all interest expense is included in the Corporate and Other segment, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

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

Life and Annuity Segment

The following table and discussion present summary financial data relating to the Life and Annuity segment for the three and six month periods ended June 30, 2003 and 2002 ($ amounts in millions).

                                                 Three Months                         Six Months
                                      ------------------------------------ -----------------------------------
                                         2003         2002       Change       2003         2002      Change
                                      ------------ ------------ ---------- ------------ ----------- ----------
Results of Operations
Premiums............................   $  248.5    $  259.4     $  (10.9)   $  494.6    $  516.8    $  (22.2)
Insurance and investment product
  fees..............................       79.6        78.9          0.7       157.9       156.5         1.4
Net investment income...............      251.0       237.1         13.9       499.5       460.3        39.2
                                      ------------ ------------ ---------- ------------ ----------- ----------
Total segment revenues..............      579.1       575.4          3.7     1,152.0     1,133.6        18.4
                                      ------------ ------------ ---------- ------------ ----------- ----------
Policy benefits, including
  policyholder dividends............      449.9       455.0         (5.1)      905.2       894.7        10.5
Policy acquisition cost
  amortization......................       24.7        12.3         12.4        52.2        27.0        25.2
Other operating expenses............       76.9        80.2         (3.3)      149.6       155.8        (6.2)
                                      ------------ ------------ ---------- ------------ ----------- ----------
Total segment benefits and
  expenses..........................      551.5       547.5          4.0     1,107.0     1,077.5        29.5
                                      ------------ ------------ ---------- ------------ ----------- ----------
Segment income before income
  taxes and minority interest.......       27.6        27.9         (0.3)       45.0        56.1       (11.1)
Allocated income taxes..............        8.2         9.8         (1.6)       12.0        19.7        (7.7)
                                      ------------ ------------ ---------- ------------ ----------- ----------
Segment income before minority
  interest..........................       19.4        18.1          1.3        33.0        36.4        (3.4)
Minority interest in net income
  of consolidated subsidiaries......        0.4        --            0.4         0.4        --           0.4
                                      ------------ ------------ ---------- ------------ ----------- ----------
Segment income......................       19.0        18.1          0.9        32.6        36.4        (3.8)
Net realized investment gains
  (losses), net of income taxes.....        3.9        (9.6)        13.5         2.6        (6.6)        9.2
Deferred acquisition cost
  adjustment, net of income taxes...        --          --           --          --         14.4       (14.4)
Other adjustments, net of income
  taxes.............................        --          --           --          --          0.7        (0.7)
                                      ------------ ------------ ---------- ------------ ----------- ----------
Segment net income..................   $   22.9    $    8.5     $   14.4    $   35.2    $   44.9    $   (9.7)
                                      ============ ============ ========== ============ =========== ==========

For the three and six month periods, premiums decreased by $10.9 million and $22.2 million, or 4.2% and 4.3%, respectively, primarily due to a continued shift in sales from traditional life to universal life products as well as a continued decline of the traditional life in-force business. Compared to the prior year three and six month periods, premium revenue for traditional life policies decreased by $9.5 million to $243.5 million from $253.0 million, and by $20.8 million to $489.6 million from $510.4 million, respectively.

For the three and six month periods, insurance and investment product fees increased by $0.7 million and $1.4 million, 1% and 1%, respectively, primarily due to higher sales and a growing in-force in universal life and variable universal life products. Specifically, higher net amounts at risk and higher attained ages in these two lines of business resulted in recognition of higher fees.

Net investment income for the three and six month periods ending June 30, 2003, increased by $13.9 million and
$39.2 million, or 5.9% and 8.5%, respectively, over the same periods in the prior year primarily due to an increase in general account spread-type funds partially offset by lower rates earned on invested assets. At
June 30, 2003, annuity funds under management for general account funds under management were approximately
$1.0 billion higher than at June 30, 2002.

For the three month periods ending June 30, 2003, policy benefits, including policyholder dividends, decreased
$5.1 million to $449.9 million from $455.0 million, or 1%, from the comparable period in 2002 primarily due to an increase in the policyholder dividend obligation during the prior year quarter of $21.5 million compared to
$2.4 million during the current year quarter. This was partially offset by increased interest credited on the guaranteed interest accounts and fixed annuities. For the six month period ending, June 30, 2003 and 2002, policy benefits, including policyholder dividends, increased $10.5 million, or 1%, from $894.7 million to
$905.2 million primarily due to higher interest credited on guaranteed interest accounts and fixed annuities.

For the three month periods ending June 30, 2003, policy acquisition cost amortization, increased $12.4 million to $24.7 million from $12.3 million, or 101%, over the comparable period in 2002 primarily due to a higher level of amortization for participating life insurance related to a one-time investment gain combined with lower levels of amortization in the second quarter of 2002. For the six month period ending, June 30,
2003 and 2002, policy acquisition cost amortization, increased $25.2 million, or 93%, from $27.0 million to
$52.2 million primarily due to higher amortization for participating life insurance (as described above) and increased amortization for variable universal life and annuities.

For the three and six month periods ending June 30, 2003, allocated income taxes decreased $1.6 million and
$7.7 million, respectively, from the same period in the prior year as a result of lower segment income before income taxes as well as a current year allocation of the tax benefit of tax advantaged investments to the Life and Annuity segment.

Life and Annuity segment revenues by product for the three and six month periods ended June 30, 2003 and 2002 are as follows:

                                               Three Months                           Six Months
                                  ------------------------------------- --------------------------------------
                                      2003         2002        Change       2003         2002        Change
                                  ------------- ------------ ---------- ------------- ----------- ------------

Variable universal life
  insurance.....................    $   28.8    $   25.2     $    3.6    $    57.1    $    51.2   $    5.9
Universal life insurance........        47.5        49.7         (2.2)        95.6         97.0       (1.4)
Term life insurance.............         2.3         2.8         (0.5)         5.4          3.8        1.6
Other life insurance............        35.0        39.4         (4.4)        68.9         76.3       (7.4)
                                  ------------- ------------ ---------- ------------- ----------- ------------
Total non-participating life
  insurance.....................       113.6       117.1         (3.5)       227.0        228.3       (1.3)
Participating life insurance....       416.7       419.9         (3.2)       827.7        834.0       (6.3)
                                  ------------- ------------ ---------- ------------- ----------- ------------
Total life insurance............       530.3       537.0         (6.7)     1,054.7      1,062.3       (7.6)
Annuities.......................        48.8        38.4         10.4         97.3         71.3       26.0
                                  ------------- ------------ ---------- ------------- ----------- ------------
Segment revenues................    $  579.1    $  575.4     $    3.7    $ 1,152.0    $ 1,133.6   $   18.4
                                  ============= ============ ========== ============= =========== ============

For the three and six month periods ended June 30, 2003, variable universal life product revenues increased
$3.6 and $5.9 million, or 14% and 12%, respectively, over the comparable periods in 2002, primarily due to higher cost of insurance fees, from higher sales and a growing in-force, and higher surrender charges, partially offset by lower interest earned.

For the three and six month periods ended June 30, 2003, universal life product revenues decreased $2.2 and
$1.4 million, or 4% and 1%, respectively, from the comparable periods in 2002, primarily due to lower interest earned, offset by higher cost of insurance fees, from higher sales and a growing in-force.

For the three and six month periods ended June 30, 2003, other life insurance revenues decreased $4.4 and $7.4 million, or 11% and 10%, respectively, from the comparable periods in 2002, primarily due to lower revenues in its non-life insurance subsidiaries.

For the three and six month periods ended June 30, 2003, participating life product revenues decreased $3.2 and $6.3 million, or 1% and 1%, respectively, from the comparable periods in 2002, primarily due to a continued shift in sales from traditional life to universal life products as well as a continued decline in traditional life in-force business.

For the three and six month periods ended June 30, 2003, annuity product revenues increased $10.4 and $26.0 million, or 27% and 36%, respectively, over the comparable periods in 2002, primarily due to higher interest earned on higher spread based asset funds.

Life and Annuity segment income before income taxes by product for the three and six month periods ended June
30, 2003 and 2002 is as follows:

                                                 Three Months                         Six Months
                                     ------------------------------------ ----------------------------------
                                        2003        2002        Change        2003       2002       Change
                                     ------------ ------------ ---------- ------------ ---------- ----------

Variable universal life
  insurance.........................  $    9.3    $    8.1     $    1.2    $   15.6    $   18.2   $   (2.6)
Universal life insurance............       5.6         8.3         (2.7)       10.3        14.2       (3.9)
Term life insurance.................      (0.8)        1.9         (2.7)       (0.4)        1.4       (1.8)
Other life insurance................       0.6         2.3         (1.7)        3.1         0.5        2.6
                                     ------------ ------------ ---------- ------------ ---------- ----------
Total, non-participating life
  insurance.........................      14.7        20.6         (5.9)       28.6        34.3       (5.7)
Participating life insurance........      13.9         6.5          7.4        22.7        18.5        4.2
                                     ------------ ------------ ---------- ------------ ---------- ----------
Total, life insurance...............      28.6        27.1          1.5        51.3        52.8       (1.5)
Annuities...........................      (1.4)        0.8         (2.2)       (6.7)        3.3      (10.0)
                                     ------------ ------------ ---------- ------------ ---------- ----------
Segment income before income taxes..  $   27.2    $   27.9     $   (0.7)   $   44.6    $   56.1   $  (11.5)
                                     ============ ============ ========== ============ ========== ==========

For the three-month period ended June 30, 2003, variable universal life product pre-tax income increased $1.2 million to $9.3 million, or 15% over the comparable period in 2002. This was primarily due to favorable insurance margins from growing in-force and favorable mortality, and improved investment margins, partially offset by higher amortization of deferred acquisition costs (DAC). For the six-month period ended June 30,
2003, variable universal life product pre-tax income for 2003 decreased $2.6 million, or 14% from the comparable period in 2002. The decrease is primarily due to higher non-deferrable expenses, and higher DAC amortization resulting primarily from favorable mortality and higher surrenders charges.

For the three and six month periods ended June 30, 2003, universal life product pre-tax income decreased $2.7 and $3.9 million, or 33% and 27%, respectively, primarily due to lower investment margins and higher non-deferrable expenses.

For the three and six month periods ended June 30, 2003, term product pre-tax income decreased $2.7 and $1.8 million, or 142% and 129%, respectively, from the comparable periods in 2002, primarily due to higher benefit costs.

For the three-month period ended June 30, 2003, other life insurance pre-tax income decreased $1.7 million, or
74% from the comparable period in 2002, primarily due to lower earnings in the non-life insurance subsidiaries. For the six-month period ended June 30, 2003, other life product pre-tax income increased $2.6 million, or 520% over the comparable period in 2002, primarily due to improved 2003 results for our Group
Executive Ordinary (corporate owned life product) and Single Premium Immediate Annuity lines of businesses, partially offset by lower earnings in the non-life insurance subsidiaries.

For the three and six month periods ended June 30, 2003, participating life product pre-tax income increased
$7.4 and $4.2 million, or 114% and 23%, respectively, over the comparable period in 2002, due primarily to a one time investment gain during the 2003 quarter and lower allocation of non-deferrable expenses, partially offset by higher DAC amortization. The six month increase was further offset by the release of a policyholder tax contingency in the first quarter of 2002 that did not recur in 2003.

For the three month period ended June 30, 2003, annuity product pre-tax income decreased $2.2 million, or 275%
from the comparable period in 2002, primarily due to lower fees, an increase in non-deferrable expenses and commissions, offset by lower benefit costs primarily due to a decrease in guaranteed minimum death benefits.
For the six month period ended June 30, 2003, annuity pre-tax income decreased $10.0 million, or 303%, from the comparable period in 2002, primarily due to lower fees, an increase in non-deferrable expenses and commissions, plus an increase in DAC amortization due to narrower interest spreads and higher surrender charges.

Asset Management Segment

The following table and discussion present summary financial data relating to Asset Management segment for the three and six month periods ended June 30, 2003 and 2002 ($ amounts in millions).

                                                    Three Months                        Six Months
                                        ----------------------------------- ----------------------------------
                                           2003         2002       Change       2003        2002      Change
                                        ------------ ----------- ---------- ------------ ----------- ---------
Results of Operations
Investment product fees................  $    56.5   $   70.1    $   (13.6)  $  112.0    $   136.8   $  (24.8)
Net investment income..................        0.2        0.3         (0.1)       0.3          0.5       (0.2)
                                        ------------ ----------- ---------- ------------ ----------- ---------
Total segment revenues.................       56.7       70.4        (13.7)     112.3        137.3      (25.0)
                                        ------------ ----------- ---------- ------------ ----------- ---------
Intangible asset amortization..........        8.2        7.8          0.4       16.6         15.9        0.7
Other operating expenses...............       52.3       61.9         (9.6)     102.5        118.9      (16.4)
                                        ------------ ----------- ---------- ------------ ----------- ---------
Total segment expenses.................       60.5       69.7         (9.2)     119.1        134.8      (15.7)
                                        ------------ ----------- ---------- ------------ ----------- ---------
Segment income (loss) before income
  taxes and minority interest..........       (3.8)       0.7         (4.5)      (6.8)         2.5       (9.3)
Allocated income tax benefit...........       (2.3)      (1.4)        (0.9)      (4.4)        (1.9)      (2.5)
                                        ------------ ----------- ---------- ------------ ----------- ---------
Segment income (loss) before minority
interest...............................       (1.5)       2.1         (3.6)      (2.4)         4.4       (6.8)
Minority interest in net income of
  consolidated subsidiaries............        1.9        3.3         (1.4)       4.7          6.1       (1.4)
                                        ------------ ----------- ---------- ------------ ----------- ---------
Segment loss...........................       (3.4)      (1.2)        (2.2)      (7.1)        (1.7)      (5.4)
Restructuring costs and other, net
  of income taxes......................       (1.4)      (9.3)         7.9       (3.1)        (9.3)       6.2
                                        ------------ ----------- ---------- ------------ ----------- ---------
Segment loss...........................  $    (4.8)  $  (10.5)   $     5.7   $  (10.2)   $   (11.0)  $    0.8
                                        ============ =========== ========== ============ =========== =========

The decrease in investment product fees for the comparative three and six month periods ended June 30, 2003 from the same periods in the prior year was primarily the result of decreases in both private client and institutional assets under management. A decrease in billable assets under management for the private client and institutional lines of business decreased investment product fees by $8.7 million and $4.0 million, respectively, for the three-month period ended June 30, 2003 compared with the same period in 2002. A decrease in billable assets under management for the private client and institutional lines of business decreased investment product fees by $14.0 million and $7.7 million, respectively, for the six month period ended June
30, compared with the same period in 2002. At June 30, 2003, Asset Management segment had $56.5 billion in assets under management, an increase of $2.5 billion, or 5%, from December 31, 2002 and a decrease of $0.1 billion, or 0.1%, from June 30, 2002. The increase from year-end 2002 resulted primarily from positive investment performance of $2.4 billion. Net asset outflows from December 31, 2002 of $0.5 billion were offset by increases in our Phoenix general account of $0.7 billion.

Sales of private client products for the three and six month periods in 2003 were $1.0 billion and $1.9 billion, respectively, a decrease of 52% and 47% from the same periods in 2002. Redemptions from existing accounts for the three and six month periods in 2003 were $1.2 billion and $2.4 billion, an increase of 25%
and 12% from the same periods in 2002. Sales of institutional accounts for the three and six month periods in
2003 were $0.9 billion and $1.7 billion, respectively, a decrease of 4% from both of the same periods in 2002.
Lost accounts and withdrawals from existing accounts for the three and six month periods in 2003 were $1.1 billion and $1.7 billion, respectively, a decrease of 48% and 39% from the same periods in 2002.

The decrease in other operating expenses for the three and six month periods in 2003 was primarily due to $6.1 million and $13.6 million, respectively, of decreases in compensation expense, of which $2.0 million and $7.0 million, respectively, related to incentive compensation. Other non-compensation related operating expenses decreased $3.3 million and $2.8 million, respectively, primarily in travel, professional and outside services, and brokerage clearing and execution costs. The decrease in these expenses was partially offset by $1.9 million and $3.7 million, respectively, of computer services charges that were previously included in compensation expense.

Allocated income tax benefits were $0.9 million and $2.5 million higher for the three and six month periods ended June 30, 2003 as a result of lower segment income before tax and higher non-taxable income attributable to our minority interests.

Assets under management were $56.5 billion and $54.0 billion, of which $15.3 billion and $14.5 billion at June
30, 2003 and year-end 2002, respectively, were our Life Companies' assets, including variable separate accounts.

Venture Capital Segment

Our venture capital investments are primarily in the form of limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We record our investments in venture capital partnerships in accordance with the equity method of accounting.
(See Venture Capital Partnerships in the Critical Accounting Policies contained herein.) Venture capital investments are investments of the general account of Phoenix Life. For more information, see Notes 4 and 5 to our consolidated financial statements in our 2002 Annual Report on Form 10-K

During the first quarter of 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships being sold and transferred totaled $52.2 million after realizing a loss of
$19.3 million ($5.0 million recorded in 2002 and $14.3 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments. At the time of transfer, the partnerships transferred constituted less than
0.5% of the assets of the closed block.

The following table and discussion present summary financial data relating to our Venture Capital segment for the three and six month periods ended June 30, 2003 and 2002 ($ amounts in millions).

                                                  Three Months                         Six Months
                                      ------------------------------------ ----------------------------------
                                         2003        2002         Change       2003        2002       Change
                                      ------------ ------------ ---------- ------------ ----------- ---------
Results of Operations
Net realized gains (losses) on
  partnership cash and stock
  distributions....................... $     1.0   $     7.4    $    (6.4)  $    (5.2)  $    (5.1)  $   (0.1)
Net unrealized gains (losses) on
  partnership investments.............       7.4       (35.7)        43.1        38.4       (26.2)      64.6
Partnership operating expenses........      (2.6)       (1.6)        (1.0)       (3.5)       (3.6)       0.1
                                      ------------ ------------ ---------- ------------ ----------- ---------
Segment net investment income (loss)..       5.8       (29.9)        35.7        29.7       (34.9)      64.6
Applicable income taxes (benefit).....       2.0       (10.4)        12.4        10.4       (12.2)      22.6
                                      ------------ ------------ ---------- ------------ ----------- ---------
Segment net income (loss)............. $     3.8   $   (19.5)   $    23.3   $    19.3   $   (22.7)  $   42.0
                                      ============ ============ ========== ============ =========== =========

For the three and six month periods ending June 30, 2003, net investment income increased $35.7 million and
$64.6 million, respectively, over the same period in the prior year primarily due to improved conditions in the private equity markets compared to weak market conditions in the prior year. The six month increase was also attributable to the reconciliation to the partnerships' audited fourth quarter financial statements to previously estimated amounts.

Our accounting methodology makes downward adjustments based on public market indices, but limits upward adjustments to the amounts previously reported by the partnerships. Accordingly, we do not record gains until they are reported by the partnerships. The effect of our adjusting estimated partnership results to actual results was to increase investment income by $3.3 million and $33.8 million for the three and six months ended
June 30, 2003, respectively, and by $2.1 million and $14.9 million for the three and six months ended June 30,
2002.

                                                   Three Months                         Six Months
                                       ------------------------------------ ----------------------------------
Venture Capital Investments               2003         2002        Change       2003        2002      Change
                                       ------------ ------------ ----------- ----------- ----------- ---------
Contributions (dollars invested)....... $    9.9    $     7.5    $     2.4   $   21.5    $    20.5   $    1.0
Equity in earnings of partnerships.....      5.8        (29.9)        35.7       29.7        (34.9)      64.6
Distributions..........................     (5.7)        (6.1)         0.4       (8.7)       (15.5)       6.8
Proceeds from sale of partnership
  interests and transfer to closed
  block................................     --            --          --        (52.2)        --        (52.2)
Realized loss on sale of partnership
  interests and transfer to closed
  block................................     (0.5)         --          (0.5)     (14.3)        --        (14.3)
                                       ------------ ------------ ----------- ----------- ----------- ---------
Change in venture capital investments..      9.5        (28.5)        38.0      (24.0)       (29.9)       5.9
Venture capital segment investments,
  beginning of period..................    194.3        290.3        (96.0)     227.8        291.7      (63.9)
                                       ------------ ------------ ----------- ----------- ----------- ---------
Venture capital segment investments,
  end of period........................ $  203.8    $   261.8    $   (58.0)  $  203.8    $   261.8   $  (58.0)
                                       ============ ============ =========== =========== =========== =========

For the three months ended June 30, 2003, venture capital investments increased $9.5 million, or 4.9%, due to contributions to partnerships during the quarter and net investment income as discussed above. This was partially offset by distributions received during the quarter.

For the six months ended June 30, 2003, venture capital investments decreased $24.0 million, primarily due to the sale of partnership interests to third parties and a transfer of partnership interests to the closed block, all during the first quarter.

Corporate and Other Segment

The following table and discussion present summary financial data relating to Corporate and Other for the three and six month periods ended June 30, 2003 and 2002 ($ amounts in millions).

                                                Three Months                         Six Months
                                   ------------------------------------ ------------------------------------
                                       2003        2002        Change       2003        2002       Change
                                   ------------- ------------ --------- ------------- ----------- ----------
Results of Operations
Interest expense..................   $    9.9    $    7.7     $    2.2    $   19.7    $   15.4    $    4.3
Other expenses, net...............        2.6         0.7          1.9         4.2        (1.1)        5.3
                                   ------------- ------------ --------- ------------- ----------- ----------
Segment loss before income taxes..      (12.5)       (8.4)        (4.1)      (23.9)      (14.3)       (9.6)
Allocated income tax benefit......       (4.6)       (6.9)         2.3        (7.4)      (11.0)        3.6
                                   ------------- ------------ --------- ------------- ----------- ----------
Segment loss......................       (7.9)       (1.5)        (6.4)      (16.5)       (3.3)      (13.2)
Net realized investment losses....      (63.1)       (1.2)       (61.9)      (74.2)       (2.5)      (71.7)
Restructuring charges and other,
  net of income taxes.............       (0.4)      (13.0)        12.6         0.1       (13.7)       13.8
                                   ------------- ------------ --------- ------------- ----------- ----------
Segment net loss..................   $  (71.4)   $  (15.7)    $  (55.7)   $  (90.6)   $  (19.5)   $  (71.1)
                                   ============= ============ ========= ============= =========== ==========

For the three and six month periods, interest expense increased by $2.2 million and $4.3 million, or 29% and
28%, respectively, over the comparable periods in 2002 primarily due to increased indebtedness during the 2003 compared with 2002. This increase was primarily related to interest and issuance cost amortization associated with the equity units issued in December 2002.

For the three and six month periods, other expenses, net increased by $1.9 million and $5.3 million, or 271%
and 482%, respectively, over the comparable periods in 2002. The increase for the three-month period was primarily due to higher net losses from our international operations. The increase for the six-month period was primarily due to higher net losses from our international operations and lower investment income, partially offset by lower unallocated corporate expenses.

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

Amounts held by our policyholders in RPE and other guaranteed interest accounts, or GIAs, and fixed annuities, as of June 30, 2003 and year-end 2002 follow ($ amounts in millions):

Policyholder Deposit Funds                                                     2003             2002
--------------------------                                                --------------   --------------

Retirement Planners Edge GIAs.............................................  $   1,281.7      $   1,345.6
Other variable annuity GIAs...............................................        928.8            813.7
                                                                          --------------   --------------
Variable annuity GIAs.....................................................      2,210.5          2,159.3
Fixed annuities...........................................................      1,011.0            737.2
                                                                          --------------   --------------
Total variable annuity GIAs and fixed annuities...........................  $   3,221.5      $   2,896.5
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

Beginning in July 2003, we began to offer a Reallocation Benefit Rider to encourage RPE contract holders to reallocate current balances from the GIA option into variable subaccount options. This rider features a 0.25%
bonus upon reallocation, an additional 0.50% six months after the exchange and an additional 0.50% twelve months after the exchange. In addition, contract holders who choose to reallocate balances from the GIA option will not be able to reallocate such balances back to the GIA under this rider. This program terminates on
September 15, 2003.

Debt and Equity Securities

Our debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2003, debt securities with a carrying value of $13,200.4 million represented 78.1% of total investments. Public debt securities represented 78.5% of total debt securities, with the remaining 21.5% represented by private debt securities.

Each year, the majority of our net cash flows are invested in investment grade debt securities. However, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the "BB" rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults

compared to B or CCC rated bonds. As of June 30, 2003, our total below investment grade securities totaled
$1,127.8 million, or 8.5% of our total debt security portfolio. Of that amount, $835.2 million, or 6.3% of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled
$292.6 million, or 2.2% of our total debt security portfolio.

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

The following table presents our debt security portfolio at fair value as of June 30, 2003 and year-end 2002
($ amounts in millions), by SVO ratings, along with an equivalent Standard & Poor's, or S&P, rating agency designation, and by public and private securities. The majority of our bonds are investment grade, with 91.5%
invested in Categories 1 and 2 securities as of June 30, 2003.

                                  Total Debt Securities      Public Debt Securities    Private Debt Securities
                                     (Fair Value)                 (Fair Value)              (Fair Value)
   SVO       S&P Equivalent     -------------------------   ------------------------   -----------------------
  Rating       Designation         2003          2002           2003         2002          2003        2002
---------  -------------------  -----------  ------------   -----------  -----------   ----------  -----------

  1        AAA/AA/A             $  8,899.6    $   7,976.1   $   7,484.2  $   6,565.0  $   1,415.4  $   1,411.1
  2        BBB                     3,173.0        2,849.0       2,003.0      1,767.1      1,170.0      1,081.9
                                -----------  ------------   -----------  -----------  -----------  -----------
    Total investment grade        12,072.6       10,825.1       9,487.2      8,332.1      2,585.4      2,493.0
  3        BB                        835.2          785.7         679.3        577.4        155.9        208.3
  4        B                         136.7          105.4          91.4         82.2         45.3         23.2
  5        CCC and lower             120.4          118.5          86.3         53.3         34.1         65.2
  6        In or near default         35.5           59.4          19.9         25.4         15.6         34.0
                                -----------  ------------   -----------  -----------  -----------  -----------
    Total debt securities       $  13,200.4   $  11,894.1   $  10,364.1  $   9,070.4  $   2,836.3  $   2,823.7
                                ===========  ============   ===========  ===========  ===========  ===========

The following tables present our debt security portfolio by investment type as of June 30, 2003 ($ amounts in millions), along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                          Unrealized Gains (Losses)
                                                                 ---------------------------------------------
                                       Fair                          Gross          Gross
                                      Value           Cost           Gains          Losses           Net
                                  -------------  -------------   -------------  -------------  --------------
Debt Securities by Type
U.S. government and agency.......  $     629.2    $     591.9     $      37.6    $      (0.3)   $      37.3
State and political subdivision..        602.8          536.1            66.7           --             66.7
Foreign government...............        214.8          193.5            22.8           (1.5)          21.3
Corporate........................      6,378.5        5,838.7           593.8          (54.0)         539.8
Mortgage-backed..................      3,308.7        3,089.1           221.0           (1.4)         219.6
Other asset-backed...............      2,066.4        2,042.0            86.5          (62.1)          24.4
                                  -------------  -------------   -------------  -------------  -------------
Total debt securities............  $  13,200.4    $  12,291.3     $   1,028.4    $    (119.3)   $     909.1
                                  =============  =============   =============  =============  =============
Debt securities outside closed
  block:
   Unrealized gains..............  $   5,567.6    $   5,221.9     $     345.7    $      --      $     345.7
   Unrealized losses.............        719.6          797.9            --            (78.3)         (78.3)
                                  -------------  -------------   -------------  -------------  -------------
   Total outside the closed
     block.......................      6,287.2        6,019.8           345.7          (78.3)         267.4
                                  -------------  -------------   -------------  -------------  -------------
Debt securities in closed
  block:
   Unrealized gains..............      6,404.8        5,722.1           682.7           --            682.7
   Unrealized losses.............        508.4          549.4            --            (41.0)         (41.0)
                                  -------------  -------------   -------------  -------------  -------------
   Total in the closed block.....      6,913.2        6,271.5           682.7          (41.0)         641.7
                                  -------------  -------------   -------------  -------------  -------------
Total debt securities............  $  13,200.4    $  12,291.3     $   1,028.4    $    (119.3)   $     909.1
                                  =============  =============   =============  =============  =============

                                                     Investment Grade              Below Investment Grade
                                              -------------------------------  -----------------------------
                                                Fair Value          Cost        Fair Value         Cost
                                              --------------   --------------  -------------  --------------
Debt Securities by Type and Credit Quality
U.S. government and agency...................  $      629.2     $      591.9    $      --      $      --
State and political subdivision..............         602.8            536.1           --             --
Foreign government...........................          58.1             50.5          156.7          143.0
Corporate....................................       5,640.1          5,121.7          738.4          717.0
Mortgage-backed..............................       3,241.2          3,029.4           67.5           59.7
Other asset-backed...........................       1,901.2          1,851.1          165.2          190.9
                                              --------------   --------------  -------------  -------------
Total debt securities........................  $   12,072.6     $   11,180.7    $   1,127.8    $   1,110.6
                                              ==============   ==============  =============  =============

Percentage of total debt securities..........        91.5%            91.0%           8.5%           9.0%
                                              ==============   ==============  =============  =============

                                                             Total           AAA/AA/A            BBB
                                                         ---------------  ---------------   ---------------
Investment Grade Debt Securities (Fair Value)
U.S. government and agency............................     $      629.2     $      615.7      $       13.5
State and political subdivision.......................            602.8            589.8              13.0
Foreign government....................................             58.1             18.4              39.7
Corporate.............................................          5,640.1          3,009.9           2,630.2
Mortgage-backed.......................................          3,241.2          3,031.5             209.7
Other asset-backed....................................          1,901.2          1,634.3             266.9
                                                         ---------------  ---------------   ---------------
Total debt securities.................................     $   12,072.6     $    8,899.6      $    3,173.0
                                                         ===============  ===============   ===============

Percentage of total debt securities...................            91.5%            67.4%             24.0%
                                                         ===============  ===============   ===============

                                                                                               In or Near
                                  Total             BB               B          CC or Lower      Default
                              --------------  --------------   --------------  -------------- --------------
Below Investment Grade Debt
Securities (Fair Value)
Foreign government...........  $      156.7    $      156.7     $       --      $       --     $       --
Corporate....................         738.4           533.8            122.0            62.0           20.6
Mortgage-backed..............          67.5            67.1             --               0.3            0.1
Other asset-backed...........         165.2            77.6             14.7            58.1           14.8
                              --------------  --------------   --------------  -------------- --------------
Total debt securities........  $    1,127.8    $      835.2     $      136.7    $      120.4   $       35.5
                              ==============  ==============   ==============  ============== ==============

Percentage of total debt
  securities.................        8.5%             6.3%             1.0%            0.9%           0.3%
                              ==============  ==============   ==============  ============== ==============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment philosophy has been to create a high level of industry diversification. The top five industry holdings as of June 30, 2003 in our debt securities portfolio are banking (4%), diversified financial services (3%), insurance (3%), broker-dealers (2%) and food producers (2%).

Our corporate bond exposure to recently troubled industries including telecommunication equipment, telephone utilities, airlines, and media, publishing and broadcasting comprises 4% of the debt securities portfolio at
June 30, 2003. In addition, within the asset-backed securities sector our exposure to securitized aircraft receivable securities comprises approximately 1% of the debt securities portfolio, with less than one third of that exposure rated below investment grade at June 30, 2003.

The following table presents certain information with respect to realized investment losses ($ amounts in millions). Losses from "other-than-temporary impairment" charges are reported separately. These impairment charges were determined based on our assessment of factors to be enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired. Sources and types of net realized investment gains (losses) for the three and six month periods ended June 30, 2003 and 2002 follow:

                                                            Three Months                 Six Months
                                                   -----------------------------  ----------------------------
                                                       2003            2002           2003           2002
                                                   -------------   -------------  -------------  -------------

Debt and equity securities.......................    $   (20.9)      $   (18.2)     $   (46.5)     $   (71.8)
Affiliate equity securities......................        (96.9)           --            (96.9)          --
Other............................................         (4.3)           --            (17.7)          --
                                                   -------------   -------------  -------------  -------------
Impairment losses................................       (122.1)          (18.2)        (161.1)         (71.8)
                                                   -------------   -------------  -------------  -------------
Debt and equity securities gains.................         31.9            24.9           85.9           41.6
Debt and equity securities losses................        (19.3)          (27.3)         (34.2)         (36.0)
Other............................................          4.9            (8.0)          (7.5)           2.6
                                                   -------------   -------------  -------------  -------------
Net transaction gains............................         17.5           (10.4)          44.2            8.2
                                                   -------------   -------------  -------------  -------------
Net realized investment losses...................    $  (104.6)      $   (28.6)     $  (116.9)     $   (63.6)
                                                   =============   =============  =============  =============

Net realized investment losses...................    $  (104.6)      $   (28.6)     $  (116.9)     $   (63.6)
                                                   -------------   -------------  -------------  -------------
Applicable closed block policyholder dividend
  obligation (reduction).........................         (9.5)          (11.2)          (1.0)         (45.2)
Applicable deferred acquisition costs (benefit)..          1.2            (0.9)           1.7           (4.4)
Applicable deferred income taxes (benefit).......        (37.1)           (5.7)         (46.0)          (4.9)
                                                   -------------   -------------  -------------  -------------
Offsets to realized investment gains (losses)....        (45.4)          (17.8)         (45.3)         (54.5)
                                                   -------------   -------------  -------------  -------------
Net realized investment losses
  included in net income.........................    $   (59.2)      $   (10.8)     $   (71.6)     $    (9.1)
                                                   =============   =============  =============  =============

Gross and net unrealized gains and losses from debt and equity securities at June 30, 2003 follow ($ amounts
in millions):

                                                       Total          Outside Closed Block     Closed Block
                                             ----------------------- --------------------- -------------------
                                                 Gains      Losses     Gains      Losses     Gains      Losses
                                             ----------- ----------- ---------- ---------- --------- ---------
Debt Securities
Number of Positions........................       2,086        268         936       160      1,150       108
                                             ----------- ----------- ---------- ---------- --------- ---------
Unrealized Gains (losses)..................   $ 1,028.4   $ (119.3)   $  345.7   $ (78.3)   $ 682.7   $ (41.0)
                                             ----------- ----------- ---------- ---------- --------- ---------
Applicable policyholder dividend obligation       682.7      (41.0)       --         --       682.7     (41.0)
Applicable deferred policy acquisition
  costs (credit)...........................       166.1      (26.8)      166.1     (26.8)      --         --
Applicable deferred income taxes (benefit).        62.9      (18.0)       62.9     (18.0)      --         --
                                             ----------- ----------- ---------- ---------- --------- ---------
Total offsets to net unrealized gains
  (losses).................................       911.7      (85.8)      229.0     (44.8)     682.7     (41.0)
                                             ----------- ----------- ---------- ---------- --------- ---------
Unrealized gains (losses) after offsets....   $   116.7   $  (33.5)   $  116.7   $ (33.5)   $  --     $   --
                                             =========== =========== ========== ========== ========= =========
Net unrealized gains after offsets.........   $    83.2               $   83.2              $  --
                                             ===========            ===========            =========

Equity Securities
Number of positions........................         242        134         242       134       --         --
                                             ----------- ----------- ---------- ---------- --------- ---------
Unrealized gains (losses) .................   $   136.9   $   (3.6)   $  136.9   $  (3.6)   $  --     $   --
Applicable deferred income taxes (benefit).        47.9       (1.3)       47.9      (1.3)      --         --
                                             ----------- ----------- ---------- ---------- --------- ---------
Unrealized gains (losses) after offsets....   $    89.0   $   (2.3)   $   89.0   $  (2.3)   $  --     $   --
                                             =========== =========== ========== ========== ========= =========
Net unrealized gains after offsets.........   $    86.7               $   86.7              $  --
                                             ===========             ==========            =========

Total net unrealized gains on debt and equity securities were $1,042.4 million (unrealized gains of $1,165.3, less unrealized losses of $122.9). Of that net amount, $400.7 million was outside the closed block ($169.9 million after applicable deferred policy acquisition costs and deferred income taxes) and $641.7 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

During the quarter ended June 30, 2003, both investment grade and below-investment grade bonds appreciated in value due to lower interest rates and reduced credit risk premiums. In particular, lower-rated corporate bonds experienced significant appreciation. As a result, we had a significant decline in unrealized losses on debt securities. A limited number of sectors such as aircraft-related financings and lower-rated collateralized debt obligations did not appreciate in value, and in some cases continued to experience price declines.

At the end of each reporting period we review all securities for potential recognition of another-than-
temporary impairment. We maintain a watch list for the identification and monitoring of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. As validation of our watch list process, we review all securities whose amortized cost basis was in excess of carrying value on a continuous basis for durations of zero to six months, six to 12 months, 12 to 24 months and greater than 24 months. This analysis is further broken down as to investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost ("significant unrealized loss") with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that we consider in making a determination that a security is other-than-temporarily impaired.

Our assessment of whether an investment by us in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

       o  defaulted on payment obligations;
       o  declared that it will default at a future point outside the current reporting period;
       o  announced a restructure will occur outside the current reporting period;

       o  severe liquidity problems that cannot be resolved;
       o  filed for bankruptcy;
       o  a financial condition such that future payments are highly unlikely;
       o  deteriorating financial condition and quality of assets;
       o  earnings performance that has deteriorated relative to its peers;
       o  sustained significant losses during the current year;
       o  been downgraded by a ratings agency;
       o  announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
       o  been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in debt securities, both inside and outside of the closed block, as of June 30, 2003 ($
amounts in millions). In the following tables, we separately present information that is applicable to outside the closed block and information that is applicable to the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of closed block unrealized investment losses due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note
3 to our consolidated financial statements presented elsewhere in this Form 10-Q. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our net income.

Gross unrealized losses on debt securities outside of the closed block at June 30, 2003 by duration of unrealized loss and by credit quality follow ($ amounts in millions):

                                                         0 - 6          6 - 12        12 - 24       Over 24
Debt Securities Outside Closed Block       Total         Months         Months        Months        Months
                                        ------------  ------------   ------------  ------------  ------------
Total:
Number of positions....................        160           105              8            20            27
                                        ------------  ------------   ------------  ------------  ------------
Total fair value.......................  $   719.6     $   517.0      $    17.7     $    72.3     $   112.6
Total amortized cost...................      797.9         559.0           19.5          84.7         134.7
                                        ------------  ------------   ------------  ------------  ------------
Unrealized losses......................  $   (78.3)    $   (42.0)     $    (1.8)    $   (12.4)    $   (22.1)
                                        ============  ============   ============  ============  ============
Unrealized losses after offsets........  $   (33.5)    $   (19.6)     $    (0.7)    $    (5.0)    $    (8.2)
                                        ============  ============   ============  ============  ============

Investment grade:
Number of positions....................        113            84              5             9            15
                                        ------------  ------------   ------------  ------------  ------------
Total fair value.......................  $   602.2     $   460.0      $    10.0     $    39.4     $    92.8
Total amortized cost...................      650.5         486.9           10.5          45.8         107.3
                                        ------------  ------------   ------------  ------------  ------------
Unrealized losses......................  $   (48.3)    $   (26.9)     $    (0.5)    $    (6.4)    $   (14.5)
                                        ============  ============   ============  ============  ============
Unrealized losses after offsets........  $   (22.2)    $   (13.8)     $    (0.3)    $    (2.5)    $    (5.6)
                                        ============  ============   ============  ============  ============

Below investment grade:
Number of positions....................         47            21              3            11            12
                                        ------------  ------------   ------------  ------------  ------------
Total fair value.......................  $   117.4     $    57.0      $     7.7     $    32.9     $    19.8
Total amortized cost...................      147.4          72.1            9.0          38.9          27.4
                                        ------------  ------------   ------------  ------------  ------------
Unrealized losses......................  $   (30.0)    $   (15.1)     $    (1.3)    $    (6.0)    $    (7.6)
                                        ============  ============   ============  ============  ============
Unrealized losses after offsets........  $   (11.3)    $    (5.8)     $    (0.4)    $    (2.5)    $    (2.6)
                                        ============  ============   ============  ============  ============

For the below investment grade debt securities outside the closed block, 13 of the 47 security positions have had gross unrealized losses greater than 20% of cost continuously for the durations that follow ($ amounts in millions):

                                                          0 - 6         6 - 12        12 - 24       Over 24
                                            Total         Months        Months        Months        Months
                                        ------------  ------------   ------------  ------------  ------------
Number of positions....................         13            11            --              1           1
                                        ------------  ------------   ------------  ------------  ------------
Total fair value.......................   $   18.0     $    14.2      $     --      $     3.8      $   --
Total amortized cost...................       41.3          36.4            --            4.9          --
                                        ------------  ------------   ------------  ------------  ------------
Unrealized losses......................   $  (23.3)    $   (22.2)     $     --      $    (1.1)     $   --
                                        ============  ============   ============  ============  ============
Unrealized losses after offsets........   $   (8.7)    $    (8.3)     $     --      $    (0.4)     $   --
                                        ============  ============   ============  ============  ============

For the investment grade debt security positions held outside the  closed block,  24 of the 113 security positions have been in an unrealized loss position for more than 12 months as of June 30, 2003 (15 of which have been in an unrealized loss position for more than 24 months). The aggregate unrealized loss relating to these positions was $20.9 million as of that date ($14.5 million of which relate to holdings in an unrealized loss position for more than 24 months). None of the 24 investment grade debt securities held outside the closed block were considered to be other-than-temporarily impaired as of June 30, 2003. Four individual public issues aggregated $14.0 million in unrealized losses, all of which continue to, and in our opinion, are expected to continue to perform to their original contractual terms as of June 30, 2003. One security acquired in 1998 is an AAA-rated interest-only security that has declined in fair value due to the drop in interest rates. One security is an A-rated bank issue that has declined in fair value due to an increase in required credit spreads for the security. One security is an A2/A-rated issue that has declined in fair value due to the default of the original servicer of the pool of manufactured housing loans that are collateral for the transaction, and uncertainty about the new servicer. One security is an AA/Aa1-rated collateralized bond obligation that has declined in value due to a decline in value of the collateral backing the security and an increase in required credit spreads for this type of security. The remaining 20 investment grade debt securities held outside the closed block that have been in an unrealized loss position for more than 12 months as of June 30, 2003 have $6.9 million in unrealized losses. None of the remaining 20 securities has gross unrealized losses of greater than $0.8 million. These securities represent holdings in the banking and transportation sectors, collateralized bond obligations, mortgage-backed securities and asset-backed securities. We are of the opinion that these unrealized losses are temporary in nature, resulting primarily from market conditions affecting the overall equity, credit and interest rate markets. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of June 30, 2003, we had the ability and intent to hold these securities until their value has fully recovered.

For the below-investment grade debt security positions held outside the closed block, 23 of the 47 security positions have been in an unrealized loss position for more than 12 months as of June 30, 2003 (12 of which have been in an unrealized position for more than 24 months). The aggregate gross pre-tax unrealized loss relating to these 23 positions was $13.6 million ($5.1 million after offsets for applicable deferred acquisition costs and income taxes). $7.6 million ($2.6 million after offsets) of these unrealized losses have been in an unrealized loss position for more than 24 months. Two of the previously mentioned 47 securities with an unrealized loss of $1.1 million ($0.4 million after offsets) had unrealized losses greater than 20% of cost continuously for greater than 12 months. None of the 23 previously mentioned securities held outside the closed block were considered to be other-than-temporarily impaired as of June 30, 2003. Of the 23 below-investment grade securities, 4 individual publicly-traded issues comprised approximately $9.7 million of the gross unrealized loss ($3.2 million after offsets), all of which continue to and, in our opinion, are expected to continue to perform as to their original contractual terms. One of these holdings is in collateralized airline pass-through certificates, one is a cable television operator obligation, one is a credit-card asset backed security, and one is a collateralized debt obligation. The remaining 19 below investment grade debt securities held outside the closed block that have been in an unrealized loss position for more than 12 months as of June 30, 2003 have $3.9 million in unrealized losses ($1.9 million after offsets). None of the remaining 19 holdings has gross unrealized losses greater than $0.6 million. These securities represent holdings in airline pass-through certificates and in the energy, telecommunications and retail sectors. We believe that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets as well as the airline, energy and Latin American sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of June 30, 2003, we have the ability and intent to hold these securities until their value has fully recovered.

Gross unrealized losses on debt securities in the closed block at June 30, 2003 by duration of unrealized loss and by credit quality follow ($ amounts in millions):

                                                       0 - 6         6 - 12         12 - 24         Over 24
Debt Securities in Closed Block        Total          Months         Months         Months          Months
                                   -------------  -------------  -------------  --------------  --------------
Total:
Number of positions...............         108             80              2               7              19
                                   -------------  -------------  -------------  --------------  --------------
Total fair  value.................   $   508.4      $   359.8      $    10.7      $     28.6      $    109.3
Total amortized cost..............       549.4          372.6           12.0            38.3           126.5
                                   -------------  -------------  -------------  --------------  --------------
Unrealized losses.................   $   (41.0)     $   (12.8)     $    (1.3)     $     (9.7)     $    (17.2)
                                   =============  =============  =============  ==============  ==============
Unrealized losses after offsets...   $    --        $    --        $     --       $      --       $     --
                                   =============  =============  =============  ==============  ==============

Investment grade:
Number of positions...............          70             56           --                 2              12
                                   -------------  -------------  -------------  --------------  --------------
Total fair value..................   $   340.8      $   270.0      $    --        $      3.7      $     67.1
Total amortized cost..............       358.4          277.7           --               6.7            74.0
                                   -------------  -------------  -------------  --------------  --------------
Unrealized losses.................   $   (17.6)     $    (7.7)     $    --        $     (3.0)     $     (6.9)
                                   =============  =============  =============  ==============  ==============
Unrealized losses after offsets...   $    --        $     --       $    --        $      --       $      --
                                   =============  =============  =============  ==============  ==============

Below investment grade:
Number of positions...............          38             24            2                 5               7
                                   -------------  -------------  -------------  --------------  --------------
Total fair value..................   $   167.6      $    89.8      $    10.7      $     24.9      $     42.2
Total amortized cost..............       191.0           94.9           12.0            31.6            52.5
                                   -------------  -------------  -------------  --------------  --------------
Unrealized losses.................   $   (23.4)     $    (5.1)     $    (1.3)     $     (6.7)     $    (10.3)
                                   =============  =============  =============  ==============  ==============
Unrealized losses after offsets...   $    --        $     --       $     --       $      --       $     --
                                   =============  =============  =============  ==============  ==============

For the below investment grade debt securities in the closed block at June 30, 2003, 8 of the 38 security positions had gross unrealized losses greater than 20% of cost continuously for the durations that follow
($ amounts in millions):

                                                        0-6            6-12            12-24          Over 24
                                       Total          Months          Months          Months          Months
                                   -------------  -------------  -------------  --------------  --------------
Number of positions...............           8              5              1               2            --
                                   -------------  -------------  -------------  --------------  --------------
Total fair value..................   $    27.9      $    11.2      $    10.8      $      5.9      $     --
Total amortized cost..............        41.7           17.0           13.5            11.2            --
                                   -------------  -------------  -------------  --------------  --------------
Unrealized losses.................   $   (13.8)     $    (5.8)     $    (2.7)     $     (5.3)     $     --
                                   =============  =============  =============  ==============  ==============
Unrealized losses after offsets...   $    --        $    --        $    --        $     --        $     --
                                   =============  =============  =============  ==============  ==============

For the investment grade debt security positions held in the closed block, 14 of the 70 security positions have been in an unrealized loss position for more than 12 months as of June 30, 2003 (12 of which have been in an unrealized loss positions for more than 24 months). The aggregate unrealized loss relating to these positions was $9.9 million as of that date ($6.9 million of which relates to securities in an unrealized loss position for more than 24 months). None of the 14 investment grade securities held in the closed block were considered to be other-than-temporarily impaired as of June 30, 2003. Four individual public issues aggregated
$6.6 million in unrealized losses, all of which continue to, and in our opinion, are expected to continue to perform to their original contractual terms as of June 30, 2003. One issue is an A-rated timber-collateralized holding that has declined in fair value due to a decline in the price of lumber. One security is an A-rated bank issue that has declined in fair value due to an increase in required credit spreads for this type of security. Two issues are collateralized aircraft financings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft-related investments. The remaining
10 investment grade debt securities held in the closed block that have been in an unrealized loss position for more than 12 months as of June 30, 2003

have $3.3 million in unrealized losses. None of the remaining 10 securities has gross unrealized losses greater than $0.6 million. These securities represent holdings in mortgage or asset-backed securities and holdings in the airline, transportation, energy, and banking sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets, as well as the energy sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of June 30, 2003, we have the ability and intent to hold these securities until their value has fully recovered.

For the below investment grade security positions held in the closed block, 12 of the 38 security positions have been in an unrealized loss position for more than 12 months as of June 30, 2003 (7 of which have been in unrealized loss positions for more than 24 months). The aggregate gross pre-tax unrealized loss relating to these positions was $17.0 million ($10.3 million of which relates to securities in an unrealized loss position for more than 24 months). None of the 12 previously mentioned securities held in the closed block were considered to be other-than-temporarily impaired as of June 30, 2003. Two of these securities with unrealized losses of $5.3 million had unrealized losses greater than 20% of cost continuously for greater than 12 months.
Of the 12 below investment grade positions, 7 individual public issues comprise approximately $14.7 million of the gross unrealized loss, all of which continue to and, in our opinion, are expected to continue to perform as to their original contractual terms. One issue is an asset-backed security collateralized by franchise loan receivables that has declined in value due to deterioration in the franchise receivables. One issue is a multi-line insurance company holding that has declined in fair value due to financial losses. One issue is an energy/power generation related holding that has declined in fair value due to downgrades, bankruptcies and weakness in the energy market. Three issues are collateralized airplane lease related holdings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft-related investments. One issue is a security that has declined in fair value due to the default of the original servicer of the pool of manufactured housing loans that are collateral for the transaction and potential reductions in future cash flows. The remaining 5 below investment grade debt securities held in the closed block that have been in an unrealized loss position for more than 12 months as of June 30, 2003 have
$2.3 million in unrealized losses. None of the remaining 5 holdings has gross unrealized losses greater than
$0.3 million. These securities represent holdings in airline pass-through certificates, other asset backed securities, and in the energy, media, theatre and consumer products sectors. We are of the opinion that these unrealized losses are temporary in nature and are primarily related to temporary market conditions affecting the overall equity, credit and interest rate markets as well as the airline and energy sectors. In addition, our analysis of the issuers' financial strength and our analysis of underlying collateral supported the conclusion that these securities were not other-than-temporarily impaired. Finally, as of June 30, 2003, we have the ability and intent to hold these securities until their value has fully recovered.

Gross unrealized losses on equity securities (all of which were outside of the closed block) as of June 30,
2003 by duration of unrealized loss follow ($ amounts in millions):

                                                        0-6            6-12          12-24          Over 24
Equity Securities                       Total          Months         Months         Months         Months
                                     -------------  -------------  -------------  -------------  -------------

Number of positions................          134             84             14             22             14
                                     -------------  -------------  -------------  -------------  -------------
Total fair value...................   $     14.3     $      4.8     $      3.8     $      3.4     $      2.3
Total cost.........................         17.9            5.6            5.6            4.1            2.6
                                     -------------  -------------  -------------  -------------  -------------
Unrealized losses..................   $     (3.6)    $     (0.8)    $     (1.8)    $     (0.7)    $     (0.3)
                                     =============  =============  =============  =============  =============
Unrealized losses after offsets....   $     (2.3)    $     (0.5)    $     (1.2)    $     (0.4)    $     (0.2)
                                     =============  =============  =============  =============  =============

As indicated in the above table, $1.0 million ($0.6 million after income taxes) of our gross unrealized losses in equity securities were continuously in an unrealized loss position for more than 12 months as of June 30,
2003 ($0.3 million relates to securities in an unrealized loss position for more than 24 months).

For equity securities at June 30, 2003, 17 of the 134 security positions had gross unrealized losses greater than 20% of cost continuously for the durations that follow ($ amounts in millions):

                                                        0-6            6-12          12-24          Over 24
                                        Total          Months         Months         Months         Months
                                     -------------  -------------  -------------  -------------  -------------
Number of positions................           17             10              5              2           --
                                     -------------  -------------  -------------  -------------  -------------
Total fair value...................   $      3.9     $      0.5     $      3.1     $      0.3     $     --
Total amortized cost...............          6.2            0.9            4.9            0.4           --
                                     -------------  -------------  -------------  -------------  -------------
Unrealized losses..................   $     (2.3)    $     (0.4)    $     (1.8)    $     (0.1)    $     --
                                     =============  =============  =============  =============  =============
Unrealized losses after offsets....   $     (1.6)    $     (0.3)    $     (1.2)    $     (0.1)    $     --
                                     =============  =============  =============  =============  =============

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
We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified. At June 30, 2003, no single non-affiliated issuer constituted more than $8.5 million of our gross unrealized losses.

Aberdeen Asset Management PLC

Our ownership of Aberdeen convertible debt securities includes two issues: $32.5 million of 7.5% convertible subordinated notes and $19.0 million in 5.875% convertible bonds. The 7.5% convertible subordinated notes were originally issued in 1996 at 7%, with a maturity of March 29, 2003, subject to four six-month extensions at
Aberdeen's option with increasing rates for each extension. In 2003, these notes were partially paid down by
$5.0 million, with the remainder extended, subject to a rate increase to 7.5% and a maturity of September 29,
2003. The 5.875% convertible bonds were issued in 2002 and mature in 2007. The carrying value of these issues, which have investment grade ratings and are included in available-for-sale debt securities, was $41.4 million and $52.7 million at June 30, 2003 and year-end 2002, respectively. The cost of these issues was $54.2 million and $58.7 million at June 30, 2003 and year-end 2002, respectively.

Our ownership of Aberdeen common stock includes 4% of the company's outstanding common shares that we purchased in May 2001 for $46.8 million and 18% of its outstanding common shares that we purchased between
1996 and 1999 for $62.3 million. As of June 30, 2003, we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired resulting in an $89.1 million pre-tax, non-cash charge to earnings in the quarter ending June 30, 2003. The carrying value of our equity investment in Aberdeen was $34.4 million and $119.3 million at June 30, 2003 and year-end 2002, respectively. The fair value, based on quoted market price of underlying shares, of our equity investment in
Aberdeen was $34.4 million and $43.6 million at June 30, 2003 and year-end 2002, respectively.

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

Since the third quarter of 2002, we have evaluated the carrying value of our equity method investment in
Aberdeen for other-than-temporary impairment. This evaluation considered quantitative and qualitative factors including quoted market price for the underlying securities, the duration carrying value is in excess of fair value and historical and projected earnings and cash flow capacity.

As of June 30, 2003, the Company concluded that its equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired after consideration of the following:

o   Restructuring activities announced to date have not materialized as originally contemplated;
o   Continuing inquiry by U.K regulatory authorities related to "mis-selling" of certain split capital trusts funds managed by Aberdeen with no resolution anticipated in the near-term;
o   Dispute with clients related to certain closed-end funds managed by Aberdeen; and
o   As at June 30, 2003, the Company's carrying value of its equity method investment in Aberdeen continuously exceeded the underlying fair value as represented by its publicly traded share price for a period of 9 to
    12 months.

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

The holding company does not expect to receive dividends from PXP in the near term because we expect PXP will use a substantial portion of its cash flows from operations to pay contingent consideration for prior acquisitions, to repay debt and meet intercompany interest obligations.

The holding company has a 364-day unfunded unsecured senior revolving credit facility expiring on December 22,
2003, or revolving credit facility, under which it has direct borrowing rights, as do Phoenix Life and PXP with the holding company's unconditional guarantee. We expect dividend payments from Phoenix Life, debt servicing from PXP and borrowing capacity under the holding company's revolving credit facility to be sufficient to enable the holding company to make dividend payments on its common stock, pay its operating expenses, service its outstanding debt, make contributions or loans to its subsidiaries and meet its other obligations.

Consolidated Financial Condition

The following table presents the consolidated balance sheet as of June 30, 2003 and year-end 2002 ($ amounts
in millions):

                                                                    2003            2002           Change
                                                                --------------  --------------  -------------
ASSETS:
Debt securities...............................................   $  13,200.4     $  11,894.1    $   1,306.3
Equity securities.............................................         341.5           391.2          (49.7)
Mortgage loans................................................         353.5           468.8         (115.3)
Venture capital partnerships..................................         237.1           228.6            8.5
Affiliate equity securities...................................          42.5           134.7          (92.2)
Policy loans..................................................       2,212.2         2,195.9           16.3
Other investments.............................................         418.2           398.9           19.3
                                                                --------------  --------------  -------------
Total investments.............................................      16,805.4        15,712.2        1,093.2
Cash and cash equivalents.....................................         654.3         1,058.5         (404.2)
Accrued investment income.....................................         217.5           192.3           25.2
Receivables...................................................         195.3           217.3          (22.0)
Deferred policy acquisition costs.............................       1,248.0         1,234.1           13.9
Deferred income taxes.........................................          45.8            41.4            4.4
Intangible assets with definite lives.........................         285.6           291.7           (6.1)
Goodwill and other indefinite lived intangible assets.........         464.2           456.0            8.2
Other general account assets..................................         217.2           239.5          (22.3)
Separate account and investment trust assets..................       6,643.2         5,793.1          850.1
                                                                --------------  --------------  -------------
Total assets..................................................   $  26,776.5     $  25,236.1    $   1,540.4
                                                                ==============  ==============  =============

LIABILITIES:
Policy liabilities and accruals...............................   $  13,043.6     $  12,680.0    $     363.6
Policyholder deposit funds....................................       3,744.5         3,395.7          348.8
Stock purchase contracts......................................         123.9           137.6          (13.7)
Indebtedness..................................................         646.4           644.3            2.1
Other general account liabilities.............................         544.1           542.9            1.2
Separate account and investment trust liabilities.............       6,643.2         5,793.1          850.1
                                                                --------------  --------------  -------------
Total liabilities.............................................      24,745.7        23,193.6        1,554.7
                                                                --------------  --------------  -------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries..           4.6            10.8           (6.2)
                                                                --------------  --------------  -------------

STOCKHOLDERS' EQUITY:
Common stock and additional paid in capital...................       2,430.6         2,425.4            5.2
Deferred compensation on restricted stock units...............          (4.5)           --             (4.5)
Accumulated deficit...........................................        (354.0)         (292.6)         (61.4)
Accumulated other comprehensive income........................         147.3            94.6           52.7
Treasury stock................................................        (193.2)         (195.7)           2.5
                                                                --------------  --------------  -------------
Total stockholders' equity....................................       2,026.2         2,031.7           (5.5)
                                                                --------------  --------------  -------------
Total liabilities, minority interest and stockholders' equity.   $  26,776.5     $  25,236.1    $   1,540.4
                                                                ==============  ==============  =============

Available-for-sale debt securities increased $1,306.3 million, or 11%, from year-end 2002 reflecting significant appreciation of bond values due to lower interest rates, as well as, the investment of year-end cash and cash equivalents and proceeds from disposals of other asset classes in fixed maturities.

Equity securities decreased $49.7 million, or 13%, from year-end 2002 primarily due to a decrease in the fair value of HRH common stock, which we hold as collateral for our stock purchase contracts.

Affiliate equity securities decreased $92.2 million, or 68%, from year-end 2002 primarily due to an $89.1 million pre-tax, non-cash charge related to the other-than-temporary impairment of our equity investment in
Aberdeen. See Note 5 of the financial statements included in this Form 10-Q for additional information.

Mortgage loans decreased $115.3 million, or 25%, compared to year-end 2002 reflecting continued mortgage loan pay downs, including several significant prepayments in the first six months and the sale of a portfolio of loans in the second quarter of 2003.

Cash and cash equivalents decreased $404.2 million, or 38%, from year-end 2002 primarily due to cash outflows for investment purchases partially offset by policyholder deposit fund receipts, and cash from continuing operations.

Accrued investment income increased $25.2 million, or 13%, during the quarter as a result of higher invested asset balances.

Policy liabilities and accruals increased $363.6 million, or 3%, from year-end 2002 primarily due an increase in the policyholder dividend obligation plus normal business growth.

Stock purchase contracts decreased $13.7 million, or 10%, from year-end 2002 primarily due to the increase in the fair value of the embedded derivative. We recorded a favorable change in fair value of the embedded derivative of $12.2 with an offset to other comprehensive income. The increased fair value of the embedded derivative was primarily due to a decrease in the quoted market price of HRH common stock.

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

Phoenix Life's current sources of liquidity also include a revolving credit facility under which Phoenix Life has direct borrowing rights, subject to our unconditional guarantee. Since the demutualization, Phoenix Life's access to the cash flows generated by the closed block assets has been restricted to funding the closed block.

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Our Life Companies closely monitor their liquidity requirements in order to match cash in-flows with expected cash out-flows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, the Life Companies maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar

estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter term liabilities are matched with investments such as short-term and medium-term fixed maturities.

The following table summarizes the withdrawal characteristics of the Life Companies' annuity contract reserves and deposit fund liabilities as of June 30, 2003 and year-end 2002 ($ amounts in millions).

                                                                       2003                      2002
                                                             -----------------------   -----------------------
                                                              Amount(1)    Percent      Amount(1)    Percent
                                                             ----------- -----------   ----------- -----------
Not subject to discretionary withdrawal provision...........  $  177.1         3%       $  168.1         3%
Subject to discretionary withdrawal without adjustment......   2,103.4        33%        2,073.3        35%
Subject to discretionary withdrawal with market value
  adjustment................................................     752.0        12%          649.7        11%
Subject to discretionary withdrawal at contract value less
  surrender charge..........................................     782.7        12%          701.5        11%
Subject to discretionary withdrawal at market value.........   2,548.2        40%        2,386.5        40%
                                                             ----------- -----------   ----------- -----------
Total Annuity Contract Reserves and Deposit Fund Liability..  $6,363.4       100%       $5,979.1       100%
                                                             =========== ===========   =========== ===========

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of June 30, 2003, our Life Companies had approximately $11.1 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. The amount of our policy loans has not changed significantly since 1999. Our policy loans at June 30, 2003 were $2.2 billion.

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

PXP

PXP's liquidity requirements are primarily to fund operating expenses and pay outstanding debt and interest obligations. PXP also would require liquidity to fund the costs of any potential acquisitions, as well as any contingent payments for previous acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital. PXP's current sources of liquidity also include a revolving credit facility under which PXP has direct borrowing rights, subject to our unconditional guarantee. We believe that PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

Contractual Obligations and Commercial Commitments

As of June 30, 2003, we had $675.9 million outstanding related to contractual obligations, excluding derivative instruments, and $143.1 million in commercial commitments. The following table presents the years in which our contractual obligations will come due and our commercial commitments will expire ($ amounts in millions).

                                                                    Payments Due by Fiscal Period
                                                      -----------------------------------------------------------
                                           Total           2003        2004 - 2005    2006 - 2007    Thereafter
                                       -------------  -------------   -------------  -------------  -------------
Contractual Obligations
Indebtedness(1) ......................   $    628.7     $      --       $     --       $    175.0     $   453.7
Future Minimum Lease Payments.........        47.2            7.7            26.3            5.4           7.8
Other(2) .............................         --              --             --              --           --
                                       -------------  -------------   -------------  -------------  -------------
Total Contractual Obligations.........  $    675.9     $      7.7      $     26.3     $    180.4     $   461.5
                                       =============  =============   =============  =============  =============

                                                                        Commitment Expiration
                                                      -----------------------------------------------------------
                                           Total           2003        2004 - 2005    2006 - 2007    Thereafter
                                       -------------  -------------   -------------  -------------  -------------
Commercial Commitments
Standby Letters of Credit(3) ..........  $     10.4     $     10.4      $      --      $     --       $    --
Other Commercial Commitments(2) (4) ....       132.7            1.5             5.2           19.6         106.4
                                       -------------  -------------   ------------   -------------  -------------
Total Commercial Commitments..........  $    143.1     $     11.9      $      5.2     $     19.6     $   106.4
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
(4)  Other commercial commitments relate to venture capital partnerships. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio in the quarter ended June 30, 2003 was $11.9 million. Cash and stock distributions received by us for the quarter ended June 30, 2003 were $8.2 million.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and put/call arrangements summarized as follows:

Kayne Anderson Rudnick

We have an earn-out arrangement effective December 31, 2003 for Non-Phoenix members of Kayne Anderson Rudnick
(KAR) that is in the form of a put/call. Non-Phoenix shareholders will be entitled to a payment in the first quarter of 2004 equal to the excess (if any) of (a) the lesser of (i) $165 million or (ii) 2003 net investment advisory fees times 4.5 times 60%, over (b) $100 million. The maximum earnout payment is $65 million. In certain instances the earn-out date will be accelerated, in which case the net investment advisory fees used in the calculation will be the trailing twelve months. At June 30, 2003, we estimate this payment to be in the range of $25 million to $35 million.

Phoenix has an additional purchase arrangement in which existing members of KAR will sell 15% of membership interest to Phoenix as follows:

o   Effective December 31, 2004 (but paid in first quarter 2005), 5% of the ownership interest will be purchased for the following amount: 2004 revenue times 4.5 times 5%;
o   Effective December 31, 2005 (but paid in first quarter 2006), 5% of the ownership interest will be purchased for the following amount: 2005 revenue times 4.5 times 5%;

o   Effective December 31, 2006 (but paid in 1st quarter 2007), 5% of the ownership interest will be purchased for the following amount: 2006 revenue times 4.5 times 5%.

Revenue is defined as investment advisory fees for the applicable twelve month period. Under certain circumstances, the purchases may be accelerated.

There is also a put/call arrangement with respect to 25% of the total membership interests. The purchase price will be equal to investment advisory fees for the relevant contract year multiplied by 4.5 multiplied by the amount of membership interest purchased. The contract year is defined as the twelve months ending December 31,
2006 and each calendar year thereafter. The pricing on the put/calls will be determined within 60 days after each such year-end and can be exercised within 60 days of the finalization of the price. All of these membership interests acquired will be reissued to members/employees of KAR. The reissuance process involves
PXP contributing the units to KAR and then KAR selling the units to the members/employees. The members/employees will not pay cash for these purchases, but will enter into a note payable agreement with
KAR. PXP will have preferential distribution rights with respect to payments of principal and interest on these notes. Under certain circumstances, these shares can be issued without a note payable or other consideration. None of these units subject to these agreements have yet been purchased by PXP. Once these units are purchased and then reissued the amount of cash that PXP will need to pay to repurchase these units in the future will be based on the growth in revenues since the reissuance dates. There is no expiration date for the put/call agreements. There is no cap or floor on the put/call price.

PFG Holdings, Inc.

On May 1, 2003, we acquired the remaining interest in PFG Holdings, Inc. not already owned by us for initial consideration of $16.7. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 to the selling shareholders, including $13.0 during the years 2004 through 2007, based on certain financial performance targets being met, and the balance in 2008, based on the appraised value of PFG Holdings, Inc. as of December 31, 2007.

We have accounted for our acquisition of the remaining interest in PFG Holdings, Inc. as a step-purchase.
Accordingly, we recorded a definite-lived intangible asset of $9.8 related to the present value of future profits (PVFP) acquired and a related deferred tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price plus transaction costs of $7.6 has been assigned to goodwill. We have not presented pro forma information as if PFG Holdings, Inc. had been acquired at the beginning of January
2003, as it is not material to our financial statements. For additional information, see Note 4 to this Form
10-Q.

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
Since these units have been purchased by PXP already, the amount of cash that PXP will need to pay to repurchase these units in the future will be the amount related to the growth in revenues since the various reissuance dates. There is no cap or floor on the put/call price. The put/call agreements will expire after the year ended December 31, 2007.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Over the last several years in response to the reduced cost of reinsurance coverage, we increased the amount of individual mortality risk coverage purchased from third party reinsurers. Based on our review of their financial statements, ratings and reputations in the reinsurance marketplace, we believe that these third party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectable life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life's statutory basis capital and surplus (including asset valuation reserve) decreased from $1,008.8 million at year-end 2002 to $997.3 million at June 30, 2003. Phoenix Life's statutory gain from operations was
$22.8 million and $39.9 million for the three and six month periods ended June 30, 2003.

Section 1322 of New York Insurance Law requires that New York life insurers report their Risk-Based Capital.
(RBC). RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Insurance Department explicit regulatory authority to require various actions by, or take various action against, insurers whose
Total Adjusted Capital does not exceed certain RBC levels. Each of our other life insurance subsidiaries are subject to these same RBC requirements.

The levels of regulatory action, the trigger point and the corrective actions are summarized below:

        Company Action Level - results when Total Adjusted Capital falls below 100% of Company Action Level at which point the company must file a comprehensive plan to the state insurance regulators;

        Regulatory Action Level - results when Total Adjusted Capital falls below 75% of Company Action Level where in addition to the above, insurance regulators are required to perform an examination or analysis deemed necessary and issue a corrective order specifying corrective actions;

        Authorized Control Level - results when Total Adjusted Capital falls below 50% of Company Action Level where in addition to the above, the insurance regulators are permitted but not required to place the company under regulatory control; and

        Mandatory Control Level - results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the company under regulatory control.

At June 30, 2003, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 300% of
Company Action Level.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. The largest of these subsidiaries had net capital of approximately $2.4 million, which is $1.7 million in excess of its required minimum net capital of $0.7 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 4.1 to 1. The ratios of aggregate indebtedness to net capital for each of the other broker-dealer subsidiaries were also below the regulatory ratio at June 30, 2003, and their respective net capital each exceeded their applicable required minimum.

Consolidated Cash Flows

The following table presents summary consolidated cash flow data for the three and six month periods ended
June 30, 2003 and 2002 ($ amounts in millions):

                                                                Three Months                  Six Months
                                                        ---------------------------   ---------------------------
                                                            2003           2002           2003           2002
                                                        ------------   ------------   ------------  -------------

Cash from continuing operations........................  $    95.7      $   82.6       $   145.5     $    121.5
Cash for discontinued operations.......................      (27.9)        (48.9)          (45.0)         (74.2)
Cash for continuing operations investing activities....      (89.7)       (437.9)         (837.5)      (1,016.2)
Cash from discontinued operations investing activities.       --            10.1            (6.7)          35.5
Cash from financing activities.........................  $    63.2      $  492.4       $   339.5     $    780.6

For the three and six month periods ended June 30, 2003 cash from continuing operations increased $13.1 million and $24.0 million respectively, over the comparable periods in 2002, due primarily to higher investment income received, lower acquisition costs paid and lower tax payments, partially offset by lower premiums and fees received. Additionally, for the six-month period, operating expenses paid were lower offset by higher benefit payments.

For the three and six month periods ended June 30, 2003 cash used continuing operations investing activities decreased $348.2 million and $178.7 million respectively, over the comparable periods in 2002, due primarily to lower cash from financing activities due to lower policyholder deposit fund receipts. This was partially offset by increased investment of cash in 2003.

For the three and six month periods ended June 30, 2003 cash from financing activities decreased $429.2 million and $441.1million respectively, over the comparable periods in 2002, due primarily to lower policyholder deposit fund receipts, partially offset by treasury stock purchases in the 2002 periods that were not repeated in the 2003 periods.

Related Party Transactions

State Farm Mutual Automobile Insurance Company (State Farm) currently owns of record more than 5 percent of our outstanding common stock. During the three and six month periods ended June 30, 2003, our subsidiaries paid total compensation of $4.7 million and $10.2 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees for the sale our insurance and annuity products.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Exposures and Risk Management

We must effectively manage, measure and monitor the market risk generally associated with our insurance and annuity business and, in particular, our commitment to fund insurance liabilities. We have developed an integrated process for managing risk, which we conduct through our Corporate Finance Department, Corporate
Portfolio Management Department, Actuarial Department, and additional specialists at the business segment level. These groups confer with each other regularly. We have implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of June 30, 2003, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e. whole life and universal life). Since our insurance products have variable interest rates
(which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The tables below show the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value as of June 30, 2003 ($ amounts in millions). Given that our asset and liability portfolio durations were well matched for the periods indicated, we would expect market value gains or losses in assets to be largely offset by corresponding changes in liabilities.

                                                               -100 Basis                        +100 Basis
                                           Carrying Value     Point Change      Fair Value      Point Change
                                           ---------------   ---------------  ---------------  ---------------

Cash and cash equivalents................   $      654.3      $      654.8     $       654.3    $       653.8
Available-for-sale debt securities.......       13,200.4          13,794.7          13,200.4         12,606.7
Mortgage loans...........................          353.5             365.5             358.0             34.5
                                           ---------------   ---------------  ---------------  ---------------
Totals...................................   $   14,208.2      $   14,815.0     $    14,212.7    $    13,295.0
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

The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value as of June 30, 2003 ($ amounts in millions). These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

                                                   Weighted
                                                    Average        -100 Basis                      +100 Basis
                                   Notional          Term             Point                           Point
                                    Amount          (Years)          Change        Fair Value        Change
                                 ------------    ------------     ------------    ------------    ------------

Interest rate swaps............    $  540.0            10.9         $    39.3       $    27.3       $    15.3
Other..........................        90.0             3.0               1.1             0.6             0.5
                                 ------------                     ------------    ------------    ------------
Totals.........................    $  630.0                         $    40.4       $    27.9       $    15.8
                                 ============                     ============    ============    ============

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $341.5 million in equity securities on our balance sheet as of June 30, 2003. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $34.2 million as of June 30, 2003.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of June 30, 2003, and year-end 2002 the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $178.7 million and $234.9 million, respectively. This is our exposure to loss should all of the contractholders die on either of these two dates.

                                                                                      2003           2002
                                                                                  -------------  -------------

Net amount at risk on minimum guaranteed death benefits (before reinsurance)....   $    898.6     $  1,148.4
Net amount at risk reinsured....................................................       (719.9)        (913.5)
                                                                                  -------------  -------------
Net amount at risk on minimum guaranteed death benefits (after reinsurance).....   $    178.7     $    234.9
                                                                                  =============  =============

Weighted average age of contractholder..........................................         60             60
                                                                                  =============  =============

We establish a reserve for guaranteed minimum death benefits using a methodology consistent with the AICPA SOP
No. 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration
Contracts and for Separate Accounts". This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a full range of scenarios.

                                                                                        2003           2002
                                                                                  -------------  -------------

Statutory reserve (after reinsurance)...........................................         12.9           15.8
GAAP reserve (after reinsurance)................................................          7.9            8.7

The following analysis represents an estimated sensitivity of our deferred acquisition cost asset and guaranteed minimum death benefit liability to equity market changes, based on their June 30, 2003 carrying values ($ amounts in millions):

                                                      62

                                                                               -10%                    + 10%
                                                                              Equity    Carrying      Equity
                                                                              Market      Value       Market
                                                                           ----------  ------------  ---------

Deferred policy acquisition costs (variable annuities).................     $ 269.3     $ 274.6       $ 279.2
Deferred policy acquisition costs (variable universal life)............       313.7       314.5         314.8
Guaranteed minimum death benefit liability (variable annuities)........        10.9         7.9           5.8

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets for the quarter ended June 30, 2003 and year-ended 2002. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requests.

Foreign Currency Exchange Risks

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated debt and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign currency exchange rate risk for us are the British pound sterling, due to our investments in
Aberdeen and Lombard International Assurance, S.A., the Argentine peso, due to our investment in EMCO and the
Brazilian real related to a miscellaneous equity investment. During the three months ended June 30, 2003, we recorded a pre-tax foreign currency translation adjustment gains of $8.2 million and $1.1 million and a loss of
$1.0 million in other comprehensive income related to changes in valuation of the British pound sterling,
Argentine peso and Brazilian real, respectively. The components of foreign currency exchange gains (losses) in accumulated other comprehensive income by currency at June 30, 2003 and December 31, 2002 are as follows ($
amounts in millions):

                                                                                   2003             2002
                                                                              ---------------  ---------------

British pound sterling......................................................    $     15.0       $      9.9
Argentine peso..............................................................          (8.5)           (10.8)
Japanese yen................................................................           --              (0.7)
Brazilian real..............................................................          (1.0)             --
                                                                              ---------------  ---------------
                                                                                $      5.5       $     (1.6)
                                                                              ===============  ===============

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

Changes in Internal Controls. During the three and six month periods ended June 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

For information about proceedings involving our discontinued reinsurance business or challenging Phoenix Life
Insurance Company's Plan of Reorganization, see Part I, Item 3 of our Form 10-K for the year ended 2002 filed with the Securities and Exchange Commission on March 21, 2003, which Item is hereby incorporated by reference, and Note 10 herein. There have been no material developments in such proceedings during the three and six month periods ended June 30, 2003.

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

We have established reserves and reinsurance recoverables for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves and reinsurance recoverables are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under finite aggregate excess-of-loss
(finite reinsurance) reinsurance and other reinsurance to cover our losses and the likely legal and administrative cost of winding down the business.

Total reserves were $40.0 million and total reinsurance recoverable balances were $125.0 million at June 30,
2003. In addition, in 1999 we purchased finite reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available from our finite reinsurance is currently $120.0 million.

The amount of our total financial provisions at June 30, 2003 was, therefore, $35.0 million, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite reinsurance.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc. In one of those, the arbitration panel issued its decision in October,
2002. The financial implications of this decision are consistent with our Life Companies' current financial provisions. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United
Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market.

In light of our provisions for our discontinued reinsurance operations through our reserves and reinsurance, based on currently available information, we do not expect these operations, including the proceedings described above, to have a material adverse effect on our consolidated financial position. However, given the large and/or indeterminate amounts involved and the inherent unpredictability of litigation, it is not possible to predict with certainty the ultimate impact on us of all pending matters or of our discontinued
reinsurance operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable

(b)     Not applicable

(c)     During the three months ended June 30, 2003, The Phoenix Companies, Inc. issued 654 shares of common stock to eligible policyholders, effective as of June 25, 2001, in connection with the demutualization of Phoenix Home Life Mutual Insurance Company on that date. Phoenix issued these shares, without registration under such act, in exchange for the policyholders' membership interests in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933,

(d)     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on April 28, 2003.

(b)     The following individuals were elected as directors at the meeting for terms expiring in 2006: Peter
        C. Browning, Sanford Cloud, Jr., Gordon J. Davis, Esq., and Jerry J. Jasinowski.

        Each of the following individuals continued to serve as directors after the meeting: Sal H. Alfiero,
        Arthur P. Byrne, Richard N. Cooper, Ann Maynard Gray, John E. Haire, Thomas S. Johnson, Marilyn E.
        LaMarche, Robert G. Wilson, and Dona D. Young.

(c)     With respect to election of four Directors, the shares present were voted as follows:

    ---------------------------------- ----------------------------------- ----------------------------------
                                            Number of Shares Voted For          Number of Shares Withheld
    ---------------------------------- ----------------------------------- ----------------------------------
    Peter C. Browning                               51,975,960                          4,060,028
    ---------------------------------- ----------------------------------- ----------------------------------
    Sanford Cloud, Jr.                              52,105,148                          3,930,840
    ---------------------------------- ----------------------------------- ----------------------------------
    Gordon J. Davis, Esq.                           51,839,274                          4,196,714
    ---------------------------------- ----------------------------------- ----------------------------------
    Jerry J. Jasinowski                             52,133,089                          3,902,899
    ---------------------------------- ----------------------------------- ----------------------------------

With respect to approval of The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and
Long-Term Incentive Plan, the shares present were voted as follows:

       ------------------------ ---------------------- ---------------------- ----------------------
                 FOR                   AGAINST                ABSTAIN               NON-VOTE
       ------------------------ ---------------------- ---------------------- ----------------------
             32,097,077               9,227,502              1,961,038             12,750,371
       ------------------------ ---------------------- ---------------------- ----------------------

With respect to ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors, the shares present were voted as follows:

                   ------------------------ ---------------------- ----------------------
                             FOR                   AGAINST                ABSTAIN
                   ------------------------ ---------------------- ----------------------
                         54,387,751               1,140,690               507,547
                   ------------------------ ---------------------- ----------------------

(d)     Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are attached to this Form 10-Q:

        Exhibit Number

        10.1     Restricted Stock Units Agreement, dated as of June 25, 2003, between The Phoenix Companies,
                 Inc. and Dona D. Young.

        10.2     Offer Letter, dated April 14, 2003, by The Phoenix Companies, Inc. to Daniel T. Geraci.

        10.3     Change in Control Agreement, effective as of March 12, 2003, among The Phoenix Companies,
                 Inc., Phoenix Life Insurance Company and Daniel T. Geraci.

        10.4     Restricted Stock Units Agreement, effective as of March 12, 2003, between The Phoenix
                 Companies, Inc. and Daniel T. Geraci.

        10.5     Offer Letter, effective May 1, 2003, by The Phoenix Companies, Inc. to Sue A. Collins.

        10.6     Change in Control Agreement, effective May 1, 2003, among The Phoenix Companies, Inc.,
                 Phoenix Life Insurance Company and Sue A. Collins.

        12       Ratio of Earnings to Fixed Charges.

        31.1     Chief executive officer and chief financial officer certification, pursuant to 18 United
                 States Code Section 1350, of the Quarterly Report on Form 10-Q for the quarter ended June
                 30, 2003 of The Phoenix Companies, Inc.

        31.2     Chief executive officer certification, pursuant to 18 United States Code Section 1350, of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of the Phoenix
                 Companies, Inc.

        32       Chief executive officer and chief financial officer certification, pursuant to 18 United
                 States Code Section 1350, of the Quarterly Report on Form 10-Q for the quarter ended June
                 30, 2003 of The Phoenix Companies, Inc.

(b)     During the six months ended June 30, 2003, we filed the following reports on Form 8-K:

        o   Filed January 3, 2003, containing (i) Executive Employment Agreement between Dona D. Young and
            The Phoenix Companies, Inc. dated January 1, 2003; and (ii) Employment Continuation Agreement
            between Dona D. Young and The Phoenix Companies, Inc. dated January 1, 2003.

        o   Filed February 6, 2003, containing a news release of The Phoenix Companies, Inc. dated February
            6, 2003, regarding fourth quarter and full-year 2002 results, additional actions in support of key priorities and strategic plan, and revised ROE target.

        o   Filed February 10, 2003, containing a news release of The Phoenix Companies, Inc. dated February
            10, 2003, regarding the election of Dona D. Young as Chairman of the Board of Directors,
            effective April 1, 2003.

        o   Filed April 9, 2003, disclosing that The Phoenix Companies, Inc. had decided not to proceed at that time with the securitization of the residual assets associated with the closed block of its subsidiary, Phoenix Life Insurance Company.

        o   Filed April 23, 2003, containing a news release of The Phoenix Companies, Inc. dated April 23,
            2003, regarding the hiring of Daniel T. Geraci as executive vice president of The Phoenix
            Companies, Inc. and president and chief executive officer of that company's asset management subsidiary, Phoenix Investment Partners, Ltd.

        o   Filed May 8, 2003, containing a news release of The Phoenix Companies, Inc. dated May 8, 2003, regarding the company's financial results for the quarter ended March 31, 2003 and containing a statistical supplement for the same period.

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

