Form 10-Q
period 2003-09-30
PHOENIX COMPANIES INC/DE
filed 2003-11-13
CIK 1129633

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
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes X.   No ___.

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).

Yes X.   No ___.

On October 31, 2003, the registrant had 94,378,543 shares of common stock outstanding.

===============================================================================================================

                                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                            Page

Item 1.   Consolidated Financial Statements:
            Consolidated Balance Sheet at September 30, 2003 (unaudited) and December 31, 2002............   3
            Consolidated Statement of Income and Comprehensive Income for the three and nine months
              ended September 30, 2003 and 2002 (unaudited)...............................................   4
            Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2003
              and 2002 (unaudited)........................................................................   5
            Consolidated Statement of Changes in Stockholders' Equity for the three and nine months ended
              September 30, 2003 and 2002 (unaudited).....................................................   6
            Notes to Consolidated Financial Statements for the three and nine months ended

PART II.  OTHER INFORMATION

                                                    PART I.
                                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          THE PHOENIX COMPANIES, INC.
                                           Consolidated Balance Sheet
                                 ($ amounts in millions, except per share data)
                              September 30, 2003 (unaudited) and December 31, 2002

                                                                                     2003             2002
                                                                               ---------------  ---------------
ASSETS:
Available-for-sale debt securities, at fair value...........................     $  13,007.5      $  11,894.1
Equity securities, at fair value............................................           357.4            391.2
Mortgage loans, at unpaid principal balances................................           328.1            468.8
Venture capital partnerships, at equity in net assets.......................           240.3            228.6
Affiliate equity securities, at cost plus equity in undistributed earnings..            41.9            134.7
Policy loans, at unpaid principal balances..................................         2,212.1          2,195.9
Other investments...........................................................           413.5            398.9
                                                                               ---------------  ---------------
Total investments...........................................................        16,600.8         15,712.2
Cash and cash equivalents...................................................           628.3          1,058.5
Accrued investment income...................................................           237.5            192.3
Receivables.................................................................           184.5            217.3
Deferred policy acquisition costs...........................................         1,335.6          1,234.1
Deferred income taxes.......................................................            60.9             41.4
Intangible assets with definite lives.......................................           273.6            291.7
Goodwill and other indefinite-lived intangible assets.......................           463.7            456.0
Other general account assets................................................           238.8            239.5
Separate account and investment trust assets................................         7,082.5          5,793.1
                                                                               ---------------  ---------------
Total assets................................................................     $  27,106.2      $  25,236.1
                                                                               ===============  ===============
LIABILITIES:
Policy liabilities and accruals.............................................     $  12,964.7      $  12,680.0
Policyholder deposit funds..................................................         3,737.8          3,395.7
Stock purchase contracts....................................................           124.1            137.6
Indebtedness................................................................           642.5            644.3
Other general account liabilities...........................................           542.5            542.9
Separate account and investment trust liabilities...........................         7,082.5          5,793.1
                                                                               ---------------  ---------------
Total liabilities...........................................................        25,094.1         23,193.6
                                                                               ---------------  ---------------
MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries................             6.5             10.8
                                                                               ---------------  ---------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,376,291 and 106,374,510 shares issued.....             1.0              1.0
Additional paid-in capital..................................................         2,429.0          2,424.4
Deferred compensation on restricted stock units.............................            (3.9)            --
Accumulated deficit.........................................................          (340.0)          (292.6)
Accumulated other comprehensive income......................................           110.5             94.6
Treasury stock, at cost: 12,036,586 and 12,330,000 shares...................          (191.0)          (195.7)
                                                                               ---------------  ---------------
Total stockholders' equity..................................................         2,005.6          2,031.7
                                                                               ---------------  ---------------
Total liabilities, minority interest and stockholders' equity...............     $  27,106.2      $  25,236.1
                                                                               ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Income and Comprehensive Income
                                 ($ amounts in millions, except per share data)
                      Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

                                                               Three Months                 Nine Months
                                                         ---------------------------  -------------------------
                                                            2003           2002          2003         2002
                                                         ------------   ------------  -----------  ------------
REVENUES:
Premiums...............................................  $     286.9    $     297.1   $    781.5   $     813.9
Insurance and investment product fees..................        143.6          139.4        410.3         425.6
Investment income, net of expenses.....................        254.2          228.8        794.7         675.7
Net realized investment losses.........................         (2.6)         (10.5)      (119.5)        (74.1)
                                                         ------------   ------------  -----------  ------------
Total revenues.........................................        682.1          654.8      1,867.0       1,841.1
                                                         ------------   ------------  -----------  ------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends......        389.0          397.9      1,088.2       1,070.7
Policyholder dividends.................................         99.5          112.7        310.2         294.4
Policy acquisition cost amortization...................         22.7           41.1         76.6          41.6
Intangible asset amortization..........................          8.3            8.9         24.9          24.8
Intangible asset impairments...........................         --             66.3         --            66.3
Interest expense.......................................          9.8            7.7         29.5          23.1
Other operating expenses...............................        130.3          136.1        393.3         452.7
                                                         ------------   ------------  -----------  ------------
Total benefits and expenses............................        659.6          770.7      1,922.7       1,973.6
                                                         ------------   ------------  -----------  ------------
Income (loss) before income taxes and minority interest         22.5         (115.9)       (55.7)       (132.5)
Applicable income taxes (benefit)......................          5.6          (26.0)       (31.4)        (40.4)
                                                         ------------   ------------  -----------  ------------
Income (loss) before minority interest.................         16.9          (89.9)       (24.3)        (92.1)
Minority interest in net income of
  consolidated subsidiaries............................          2.9            3.1          8.0           9.2
                                                         ------------   ------------  -----------  ------------
Income (loss) before cumulative effect of
  accounting change....................................         14.0          (93.0)       (32.3)       (101.3)
Cumulative effect of accounting change for
  goodwill and other intangible assets.................         --             --           --          (130.3)
                                                         ------------   ------------  -----------  ------------
Net income (loss) .....................................  $      14.0    $     (93.0)  $    (32.3)  $    (231.6)
                                                         ============   ============  ===========  ============

EARNINGS PER SHARE:
Weighted average common shares
  outstanding (in thousands):
    Basic..............................................      94,276          96,570       94,158        99,087
    Diluted............................................      98,272          96,570       94,158        99,087
                                                         ============   ============  ===========  ============
Income (loss) before cumulative effect of
  accounting change:
    Basic..............................................  $     0.15     $      (.96)  $     (.34)  $     (1.02)
    Diluted............................................  $     0.14     $      (.96)  $     (.34)  $     (1.02)
                                                         ============   ============  ===========  ============
Net income (loss):
    Basic..............................................  $     0.15     $      (.96)  $     (.34)  $     (2.34)
    Diluted............................................  $     0.14     $      (.96)  $     (.34)  $     (2.34)
                                                         ============   ============  ===========  ============

COMPREHENSIVE INCOME:
Net income (loss)......................................  $     14.0     $     (93.0)  $    (32.3)  $    (231.6)
                                                         ------------   ------------  -----------  ------------
Net unrealized investment gains (losses)...............       (34.7)          (33.0)         5.3          11.0
Net unrealized foreign currency translation adjustment.        (1.0)            3.0          3.8          (2.1)
Net unrealized derivative instruments gains (losses)...        (1.1)            0.7          6.8           2.0
                                                         ------------   ------------  -----------  ------------
Other comprehensive income (loss)......................       (36.8)          (29.3)        15.9          10.9
                                                         ------------   ------------  -----------  ------------
Comprehensive loss.....................................  $    (22.8)    $    (122.3)  $    (16.4)  $    (220.7)
                                                         ============   ============  ===========  ============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                                      Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                      Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

                                                                 Three Months              Nine Months
                                                         -------------------------  ------------------------
                                                             2003          2002         2003         2002
                                                         -----------   -----------  -----------  -----------
OPERATING ACTIVITIES:
Premiums collected...................................... $    286.6    $    298.0   $    772.1   $    807.0
Insurance and investment product fees collected.........      138.8         127.2        413.2        422.8
Investment income collected.............................      221.3         228.9        710.3        675.7
Policy benefits paid, excluding policyholder dividends..     (268.6)       (331.1)      (794.1)      (845.4)
Policyholder dividends paid.............................     (105.0)       (100.7)      (292.0)      (282.8)
Policy acquisition costs paid...........................      (49.4)        (56.6)      (150.0)      (169.2)
Interest expense paid...................................       (6.3)         (4.5)       (24.2)       (16.6)
Other operating expenses paid...........................     (122.2)       (120.4)      (404.2)      (428.9)
Income taxes refunded (paid)............................       (3.0)          3.2          6.6          2.9
                                                         -----------   -----------  -----------  -----------
Cash from continuing operations.........................       92.2          44.0        237.7        165.5
Discontinued operations, net............................      (15.0)         12.2        (60.0)       (62.0)
                                                         -----------   -----------  -----------  -----------
Cash from operating activities..........................       77.2          56.2        177.7        103.5
                                                         -----------   -----------  -----------  -----------

INVESTING ACTIVITIES:
Investment purchases....................................   (1,086.6)     (1,572.2)    (4,196.7)    (3,865.9)
Investment sales, repayments and maturities.............    1,016.8         909.7      3,314.4      2,329.4
Subsidiary purchases....................................       (4.4)         (1.7)       (23.5)      (136.1)
Premises and equipment additions........................       (5.8)         (3.9)       (11.7)       (11.7)
Discontinued operations, net............................       --           (12.1)        (6.7)        23.4
                                                         -----------   -----------  -----------  -----------
Cash for investing activities...........................      (80.0)       (680.2)      (924.2)    (1,660.9)
                                                         -----------   -----------  -----------  -----------

FINANCING ACTIVITIES:
Policyholder deposit fund receipts (repayments), net ...       (6.7)        745.2        342.1      1,602.0
Common stock purchases .................................       --           (56.0)        --         (124.5)
Common stock dividends paid ............................      (15.1)        (15.8)       (15.1)       (15.8)
Minority interest distributions.........................       (1.4)         (0.1)       (10.7)        (7.8)
                                                         -----------   -----------  -----------  -----------
Cash from (for) financing activities....................      (23.2)        673.3        316.3      1,453.9
                                                         -----------   -----------  -----------  -----------
Change in cash and cash equivalents.....................      (26.0)         49.3       (430.2)      (103.5)
Cash and cash equivalents, beginning of period..........      654.3         662.7      1,058.5        815.5
                                                         -----------   -----------  -----------  -----------
Cash and cash equivalents, end of period................ $    628.3    $    712.0   $    628.3   $    712.0
                                                         ===========   ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                            ($ amounts in millions, except share and per share data)
                      Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

                                                                 Three Months                Nine Months
                                                         --------------------------  -------------------------
                                                             2003          2002          2003         2002
                                                         ------------  ------------  ------------  -----------
COMMON STOCK AND
  ADDITIONAL PAID-IN CAPITAL:
Additional common shares issued in demutualization
  (54; 54; 1,781 and 2,624 shares).....................  $      --     $      --     $      --     $      --
Restricted stock units awarded as compensation
  (5,537; 573,477; 655,278 and 573,477 units)..........          0.1           8.0           5.1           8.0
Restricted stock units awarded as payment of
  deferred compensation liabilities (161,768 units)....         --            --             1.5          --
Excess of cost over fair value of common shares
  contributed to employee savings plan.................         (0.7)         --            (2.0)         --
Income tax benefit.....................................         --             6.0          --             6.0

DEFERRED COMPENSATION ON
  RESTRICTED STOCK UNITS:
Compensation deferred on restricted stock units awarded         --            --            (5.0)         --
Compensation expense recognized - restricted stock units         0.6          --             1.1          --

RETAINED EARNINGS
  (ACCUMULATED DEFICIT):
Net income (loss)......................................         14.0         (93.0)        (32.3)       (231.6)
Common stock dividend declared ($0.16 per share).......         --            --           (15.1)        (15.8)

ACCUMULATED OTHER
  COMPREHENSIVE INCOME:
Other comprehensive income (loss)......................        (36.8)        (29.3)         15.9          10.9

TREASURY STOCK:
Common shares purchased (3,631,400
  and 7,546,500 shares)................................         --           (55.7)         --          (125.6)
Common shares contributed to employee savings
  plan (135,977 and 293,414 shares)....................          2.2          --             4.7          --
                                                         ------------  ------------  ------------  ------------
Change in stockholders' equity.........................        (20.6)       (164.0)        (26.1)       (348.1)
Stockholders' equity, beginning of period..............      2,026.2       2,211.6       2,031.7       2,395.7
                                                         ------------  ------------  ------------  ------------
Stockholders' equity, end of period....................  $   2,005.6   $   2,047.6   $   2,005.6   $   2,047.6
                                                         ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                        THE PHOENIX COMPANIES, INC.
                                   Notes to Consolidated Financial Statements
                    Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Operating results for the three and nine month periods in 2003 are not necessarily indicative of the results that may be expected for the year 2003. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2002 Annual Report on Form 10-K.

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

Variable Interest Entities: In the fourth quarter of 2003, we will be adopting the new standard interpretation for the consolidation of variable interest entities. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may hold interests in those entities. We serve as the investment advisor to nine collateralized bond obligations (CBOs) that were motivated by bond market arbitrage opportunities. We currently consolidate three of these CBOs. The remaining six CBOs have aggregate assets with a fair value of
$1.5 billion that are invested in a variety of fixed income securities that were purchased from third parties.
The CBOs reside in bankruptcy remote special purpose entities for which we neither provide recourse or guarantees. Our exposure under the new standard stems from our debt and equity investments in certain of these
CBOs. Our maximum exposure to loss with respect to the CBOs that we currently do not consolidate was $60.1 million at September 30, 2003 and $67.3 million at year-end 2002, which represents the fair value of our debt and equity investments in the CBOs.

We are still evaluating the effect of the adoption on our consolidation practices as certain aspects of the standard are still evolving. For more information, see Note 8 to our consolidated financial statements in our
2002 Annual Report on Form 10-K.

Stock-based Compensation: A new standard was issued in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002. For more information, see Note 8.

Business combinations

On May 1, 2003, we acquired the remaining interest in PFG Holdings, Inc. not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $13.0 million during the years 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG Holdings as of December 31, 2007. We have accounted for our acquisition of the remaining interest in PFG Holdings as a step-purchase. Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the present value of future profits (PVFP) acquired and a related deferred income tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price of
$7.6 million has been assigned to goodwill.

On June 30, 2003, we acquired the remaining interest in Capital West Asset Management, LLC not already owned by us for $1.1 million. We have accounted for our acquisition of the remaining interest as a step-purchase. We recorded $0.7 million for definite-lived investment management contracts and assigned the remaining acquisition price of $1.0 million to goodwill.

We acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC (Kayne Anderson Rudnick) for
$102.4 million on January 29, 2002; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we may be obligated to make a subsequent payment, which could be as much as $65.0 million in 2004 based upon management fee revenue for the purchased business through the end of 2003. We currently estimate this payment to be between $27.5 million and $32.5 million. We are also obligated to purchase an additional 15% interest in the company by 2007. We allocated $0.3 million of the purchase price to tangible net assets acquired and $102.1 million to intangible assets ($58.3 million to investment management contracts and $43.8 million to goodwill).

In August 2003, certain members of KAR accelerated their put/call arrangement. The purchase price for these units totaled $4.4 million, which was recorded as additional purchase price by PXP and allocated to goodwill and definite-lived intangible assets.

We have not presented pro forma information as if the minority interests in PFG Holdings and Capital West Asset
Management had been acquired at the beginning of 2003 or as if the majority interest in Kayne Anderson Rudnick had been acquired at the beginning of 2002, since such pro forma information does not differ materially from our financial statements.

2.   Business Segments

Segment information on assets at September 30, 2003 and year-end 2002 and revenues and income for the three and nine month periods ended September 30,
2003 and 2002 follow ($ amounts in millions):

                                                                                      2003            2002
                                                                                 --------------  --------------
Segment Assets
Life and annuity segment.......................................................    $ 23,728.3      $ 21,534.0
Asset management segment.......................................................         824.0           844.3
                                                                                 --------------  --------------
Operating segment assets.......................................................      24,552.3        22,378.3
Venture capital segment........................................................         202.5           227.8
Corporate and other segment....................................................       2,330.6         2,609.2
                                                                                 --------------  --------------
Total segment assets...........................................................      27,085.4        25,215.3
Net assets of discontinued operations..........................................          20.8            20.8
                                                                                 --------------  --------------
Total assets...................................................................    $ 27,106.2      $ 25,236.1
                                                                                 ==============  ==============

                                                            Three Months                   Nine Months
                                                    -----------------------------  ----------------------------
                                                         2003            2002           2003           2002
                                                    -------------   -------------  -------------  -------------
Segment Revenues
Life and annuity segment........................... $    614.8      $    620.9     $  1,766.8     $  1,754.5
Asset management segment...........................       61.2            63.0          173.5          200.2
Elimination of inter-segment revenues..............       (3.5)           (3.8)         (10.5)         (12.7)
                                                    -------------   -------------  -------------  -------------
Operating segment revenues.........................      672.5           680.1        1,929.8        1,942.0
Venture capital segment............................        5.1           (22.0)          34.8          (56.9)
Corporate and other segment........................        7.1             7.2           21.9           30.1
                                                    -------------   -------------  -------------  -------------
Total segment revenues.............................      684.7           665.3        1,986.5        1,915.2
Net realized investment losses.....................       (2.6)          (10.5)        (119.5)         (74.1)
                                                    -------------   -------------  -------------  -------------
Total revenues..................................... $    682.1      $    654.8     $  1,867.0     $  1,841.1
                                                    =============   =============  =============  =============

Segment Income
Life and annuity segment........................... $     24.4      $     (1.9)    $     69.0     $     54.2
Asset management segment...........................       (3.1)          (67.8)         (14.6)         (71.5)
                                                    -------------   -------------  -------------  -------------
Operating segment pre-tax income (loss)............       21.3           (69.7)          54.4          (17.3)
Venture capital segment............................        5.1           (22.0)          34.8          (56.9)
Corporate and other segment........................      (10.5)          (10.1)         (34.4)         (24.4)
                                                    -------------   -------------  -------------  -------------
Total segment income before income taxes...........       15.9          (101.8)          54.8          (98.6)
Applicable income taxes (benefit)..................        4.4           (20.0)          15.0          (25.5)
                                                    -------------   -------------  -------------  -------------
Total segment income (loss)........................       11.5           (81.8)          39.8          (73.1)
Net realized investment gains (losses),
  net of income taxes and other offsets............        2.5            (7.6)         (69.1)         (16.7)
Restructuring and early retirement costs,
  net of income taxes..............................       --              (3.6)          (4.3)         (25.4)
Other income, net of income taxes..................       --              --              1.3           --
Deferred acquisition cost adjustment,
  net of income taxes..............................       --              --             --             15.1
Demutualization related items, net of income taxes.       --              --             --             (1.2)
Cumulative effect of accounting change.............       --              --             --           (130.3)
                                                    -------------   -------------  -------------  -------------
Net income (loss).................................. $     14.0      $    (93.0)    $    (32.3)    $   (231.6)
                                                    =============   =============  =============  =============

During the three month period ended June 30, 2003, we transferred our equity investment in Aberdeen Asset
Management PLC from our Asset Management segment to the Corporate and Other segment. As a result, we have reclassified prior year information for consistency.

3.   Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products and results of Phoenix
Life and certain of its subsidiaries and affiliates (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Segment information on assets as of
September 30, 2003 and year-end 2002 and operating income for the three and nine month periods ended September
30, 2003 and 2002 follows ($ amounts in millions):

                                                                                    2003             2002
                                                                               ---------------  ---------------
Life and Annuity Segment Assets
Investments..................................................................    $ 15,739.6       $ 14,480.0
Cash and cash equivalents....................................................         496.3            924.0
Receivables..................................................................         238.0            236.4
Deferred policy acquisition costs............................................       1,335.6          1,234.1
Deferred income taxes........................................................         285.0            328.2
Goodwill and other intangible assets.........................................          15.2              7.1
Other general account assets.................................................         204.7            192.5
Separate accounts............................................................       5,413.9          4,131.7
                                                                               ---------------  ---------------
Total segment assets.........................................................      23,728.3         21,534.0
                                                                               ---------------  ---------------
Policy liabilities and accruals..............................................      12,843.4         12,695.6
Policyholder deposit funds...................................................       3,727.4          3,237.9
Other general account liabilities............................................         251.3            171.0
Separate accounts............................................................       5,413.9          4,131.7
Minority interest............................................................           0.1              1.6
                                                                               ---------------  ---------------
Total segment liabilities and minority interest..............................      22,236.1         20,237.8
                                                                               ---------------  ---------------
Segment net assets...........................................................    $  1,492.2       $  1,296.2
                                                                               ===============  ===============

                                                           Three Months                   Nine Months
                                                   -----------------------------  ----------------------------
                                                      2003            2002           2003           2002
                                                   -------------   -------------  -------------  -------------
Life and Annuity Segment Income
Premiums.......................................... $    286.9      $    297.1     $    781.5     $    813.9
Insurance and investment product fees.............       84.7            78.7          242.5          235.2
Net investment income.............................      243.2           245.1          742.8          705.4
                                                   -------------   -------------  -------------  -------------
Total segment revenues............................      614.8           620.9        1,766.8        1,754.5
                                                   -------------   -------------  -------------  -------------
Policy benefits, including policyholder dividends.      491.8           506.0        1,397.0        1,400.7
Policy acquisition cost amortization..............       25.5            41.2           77.7           68.2
Other operating expenses..........................       73.1            75.6          222.7          231.4
                                                   -------------   -------------  -------------  -------------
Total segment benefits and expenses...............      590.4           622.8        1,697.4        1,700.3
                                                   -------------   -------------  -------------  -------------
Segment income (loss) before income taxes and
  minority interest...............................       24.4            (1.9)          69.4           54.2
Allocated income taxes (benefit)..................       10.5            (0.7)          22.5           19.0
                                                   -------------   -------------  -------------  -------------
Segment income (loss) before minority interest....       13.9            (1.2)          46.9           35.2
Minority interest in segment income of
  consolidated subsidiaries.......................       --              --              0.4           --
                                                   -------------   -------------  -------------  -------------
Segment income (loss).............................       13.9            (1.2)          46.5           35.2
Net realized investment gains (losses),
  net of income taxes and other offsets...........       (1.7)            0.9            0.9           (5.7)
Deferred acquisition cost adjustment,
  net of income taxes.............................       --              --             --             14.4
Other adjustments, net of income taxes............       --              --             --              0.7
                                                   -------------   -------------  -------------  -------------
Segment net income (loss)......................... $     12.2      $     (0.3)    $     47.4     $     44.6
                                                   =============   =============  =============  =============

Deferred policy acquisition costs

The activity in deferred policy acquisition costs for the three and nine month periods ended September 30, 2003 and 2002 follows ($ amounts in millions):

                                                                 Three Months               Nine Months
                                                         --------------------------  --------------------------
                                                             2003          2002          2003          2002
                                                         ------------  ------------  ------------  ------------
Acquisition costs deferred.............................  $     49.4    $     56.6    $    150.0    $    169.2
Acquisition costs recognized in:
    PFG Holdings minority interest acquisition.........         9.8          --             9.8          --
    Valley Forge Life acquisition......................        --            48.5          --            48.5
Costs amortized to expenses:
    Recurring costs related to segment income..........       (25.5)        (41.2)        (77.7)        (68.2)
    Credit related to realized investment
      gains or losses..................................         2.8           0.1           1.1           4.5
    Change in actuarial assumption.....................        --            --            --            22.1
Offsets to net unrealized investment gains or losses
  included in other comprehensive income...............        51.1         (40.6)         18.3         (64.3)
                                                         ------------  ------------  ------------  ------------
Change in deferred policy acquisition costs............        87.6          23.4         101.5         111.8
Deferred policy acquisition costs, beginning of period.     1,248.0       1,212.1       1,234.1       1,123.7
                                                         ------------  ------------  ------------  ------------
Deferred policy acquisition costs, end of period.......  $  1,335.6    $  1,235.5    $  1,335.6    $  1,235.5
                                                         ============  ============  ============  ============

In the first quarter 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a decrease in deferred policy acquisition cost amortization of $22.1 million ($14.4 million after income taxes).

We have included in deferred policy acquisition costs the present value of future profits from two major reinsurance assumed transactions and the purchase of the minority interest in a subsidiary. The amounts included at September 30, 2003 and year end 2002 follow: Confederation Life ($38.2 million and $45.7 million, respectively), Valley Forge Life ($39.8 million and $43.5 million, respectively) and PFG Holdings ($9.8 million and $0, respectively).

Policy liabilities and accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.0% to 6.25% at September 30, 2003 and 4.0% to 7.0% at year-end 2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.0% to 12.3% at September 30,
2003 and 1.6% to 12.3% at year-end 2002, less administrative charges.

Participating life insurance

Participating life insurance in-force was 40.6% and 45.5% of the face value of total individual life insurance in-force at September 30, 2003 and year-end 2002, respectively. The premiums on participating life insurance policies were 70.9% and 76.4% of total individual life insurance premiums for the three months ended September
30, 2003 and 2002, respectively, and 70.0% and 72.0% of total individual life insurance premiums for the nine months ended September 30, 2003 and 2002, respectively.

Funds under management

Activity in annuity funds under management for the three and nine month periods ended September 30, 2003 and 2002 follows ($ amounts in millions):

                                                        Three Months                      Nine Months
                                               -------------------------------  -------------------------------
                                                    2003              2002            2003             2002
                                               --------------   --------------  ---------------  --------------
Deposits.....................................   $    452.0        $    804.2      $  1,255.2       $  2,040.6
Performance..................................        140.1            (294.7)          511.6           (515.1)
Fees.........................................        (14.4)            (13.8)          (41.3)           (45.4)
Benefits and surrenders......................       (231.3)           (191.9)         (693.7)          (524.5)
                                               --------------   --------------  ---------------  --------------
Change in funds under management.............        346.4             303.8         1,031.8            955.6
Funds under management, beginning of period..      6,518.9           5,400.9         5,833.5          4,749.1
                                               --------------   --------------  ---------------  --------------
Funds under management, end of period........   $  6,865.3        $  5,704.7      $  6,865.3       $  5,704.7
                                               ==============   ==============  ===============  ==============

Closed Block

Summarized information on closed block assets and liabilities at September 30, 2003, year-end 2002 and inception (December 31, 1999) and on closed block revenues and expenses and changes in the policyholder dividend obligation, all for the cumulative period from inception to September 30, 2003 and the nine month periods ended September 30, 2003 and 2002, follows ($ amounts in millions):

                                                                           2003          2002        Inception
                                                                       -------------  ------------  -----------
Debt securities....................................................... $  6,763.9     $ 6,431.1     $  4,773.1
Equity securities.....................................................       49.9          --             --
Mortgage loans........................................................      268.5         373.2          399.0
Venture capital partnerships..........................................       37.8           0.8           --
Policy loans..........................................................    1,391.5       1,399.0        1,380.0
Other invested assets.................................................       45.8          --             --
                                                                       -------------  ------------  -----------
Total closed block investments........................................    8,557.4       8,204.1        6,552.1
Cash and cash equivalents.............................................      104.7         187.1           --
Accrued investment income.............................................      125.5         110.9          106.8
Receivables...........................................................       42.1          42.1           35.2
Deferred income taxes.................................................      392.8         402.7          389.4
Other closed block assets.............................................       39.0          45.2            6.2
                                                                       -------------  ------------  -----------
Total closed block assets.............................................    9,261.5       8,992.1        7,089.7
                                                                       -------------  ------------  -----------
Policy liabilities and accruals.......................................    9,664.6       9,449.0        8,301.7
Policyholder dividends payable........................................      375.9         363.4          325.1
Policyholder dividend obligation......................................      506.7         547.3           --
Other closed block liabilities........................................       73.9          24.2           12.3
                                                                       -------------  ------------  -----------
Total closed block liabilities........................................   10,621.1      10,383.9        8,639.1
                                                                       -------------  ------------  -----------
Excess of closed block liabilities over closed block assets........... $  1,359.6     $ 1,391.8     $  1,549.4
                                                                       =============  ============  ===========

                                                                                              Nine Months
                                                                                      -------------------------
                                                                        Cumulative        2003          2002
                                                                       -------------  ------------  -----------

Premiums.............................................................. $  3,992.4     $   754.4     $    788.9
Net investment income ................................................    2,063.5         425.4          422.8
Net realized investment losses........................................      (85.2)         (5.5)         (50.3)
                                                                       -------------  ------------  -----------
Total revenues........................................................    5,970.7       1,174.3        1,161.4
                                                                       -------------  ------------  -----------
Policy benefits, excluding dividends..................................    4,100.7         798.2          811.4
Other operating expenses..............................................       47.2           8.2            8.6
                                                                       -------------  ------------  -----------
Total benefits and expenses, excluding policyholder dividends.........    4,147.9         806.4          820.0
                                                                       -------------  ------------  -----------
Closed block contribution to income before dividends and income taxes.    1,822.8         367.9          341.4
Policyholder dividends................................................    1,486.7         309.8          293.6
                                                                       -------------  ------------  -----------
Closed block contribution to income before income taxes...............      336.1          58.1           47.8
Applicable income taxes...............................................      118.2          20.5           16.6
                                                                       -------------  ------------  -----------
Closed block contribution to income................................... $    217.9     $    37.6     $     31.2
                                                                       =============  ============  ===========

Policyholder dividends provided through earnings...................... $  1,531.9     $   309.8     $    293.6
Policyholder dividends provided through other comprehensive income....      432.2         (46.0)         364.4
                                                                       -------------  ------------  -----------
Additions to policyholder dividend liabilities........................    1,964.1         263.8          658.0
Policyholder dividends paid...........................................   (1,406.6)       (291.9)        (282.4)
                                                                       -------------  ------------  -----------
Increase in policyholder dividend liabilities.........................      557.5         (28.1)         375.6
Policyholder dividend liabilities, beginning of period................      325.1         910.7          524.5
                                                                       -------------  ------------  -----------
Policyholder dividend liabilities, end of period......................      882.6         882.6          900.1
Less: policyholder dividends payable, end of period...................      375.9         375.9          369.5
                                                                       -------------  ------------  -----------
Policyholder dividend obligation, end of period....................... $    506.7     $   506.7     $    530.6
                                                                       =============  ============  ===========

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

Segment information on assets as of September 30, 2003 and year-end 2002 and on operating income for the three and nine month periods ended September 30, 2003 and 2002 follows ($ amounts in millions):

                                                                                          2003          2002
                                                                                      ------------  -----------
Asset Management Segment Assets
Investments.........................................................................  $      10.6   $     5.6
Cash and cash equivalents...........................................................         39.9        44.2
Receivables.........................................................................         29.6        31.6
Intangible assets with definite lives...............................................        270.2       291.7
Goodwill and other indefinite-lived intangible assets...............................        451.9       448.9
Other assets........................................................................         21.8        22.3
                                                                                      ------------  -----------
Total segment assets................................................................        824.0       844.3
                                                                                      ------------  -----------
Liabilities.........................................................................        140.2       141.7
Minority interest...................................................................          6.4         9.0
                                                                                      ------------  -----------
Total segment liabilities and minority interest.....................................        146.6       150.7
                                                                                      ------------  -----------
Segment net assets..................................................................  $     677.4   $   693.6
                                                                                      ============  ===========

                                                                 Three Months                 Nine Months
                                                         ---------------------------  -------------------------
                                                             2003           2002          2003          2002
                                                         ------------   ------------  ------------  -----------
Asset Management Segment Income
Investment product fees................................  $    61.1      $    62.6     $   173.2     $   199.4
Net investment income..................................        0.1            0.4           0.3           0.8
                                                         ------------   ------------  ------------  -----------
Total segment revenues.................................       61.2           63.0         173.5         200.2
                                                         ------------   ------------  ------------  -----------
Intangible asset amortization..........................        8.3            8.7          24.9          24.6
Intangible asset impairments...........................       --             66.3          --            66.3
Other operating expenses...............................       53.1           52.7         155.6         171.6
                                                         ------------   ------------  ------------  -----------
Total segment expenses.................................       61.4          127.7         180.5         262.5
                                                         ------------   ------------  ------------  -----------
Segment loss before income taxes
  and minority interest................................       (0.2)         (64.7)         (7.0)        (62.3)
Allocated income tax benefit...........................       (1.2)          (5.2)         (5.6)         (7.1)
                                                         ------------   ------------  ------------  -----------
Segment income (loss) before minority interest.........        1.0          (59.5)         (1.4)        (55.2)
Minority interest in segment income of
  consolidated subsidiaries............................        2.9            3.1           7.6           9.2
                                                         ------------   ------------  ------------  -----------
Segment loss...........................................       (1.9)         (62.6)         (9.0)        (64.4)
Restructuring charges, net of income taxes.............       --              1.5          (3.1)         (7.8)
Cumulative effect of accounting change.................       --             --            --          (119.9)
                                                         ------------   ------------  ------------  -----------
Segment net loss.......................................  $    (1.9)     $   (61.1)    $   (12.1)    $  (192.1)
                                                         ============   ============  ============  ===========

Goodwill and other intangible assets

Details of gross and net carrying amounts for definite-lived intangible assets and goodwill and other indefinite-lived intangible assets at September 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                                                         2003          2002
                                                                                     ------------  ------------
Asset management contracts.......................................................... $    396.2    $    392.8
Less: accumulated amortization......................................................      126.0         101.1
                                                                                     ------------  ------------
Intangible assets with definite lives............................................... $    270.2    $    291.7
                                                                                     ============  ============

Goodwill............................................................................ $    378.6    $    375.6
Investment management contracts.....................................................       73.3          73.3
                                                                                     ------------  ------------
Goodwill and other indefinite-live intangible assets................................ $    451.9    $    448.9
                                                                                     ============  ============

The activity in intangible assets with definite lives and goodwill and other indefinite-lived intangible assets for the three and nine month periods ended September 30, 2003 and 2002 follows ($ amounts in millions):

                                                              Three Months                  Nine Months
                                                      -----------------------------  --------------------------
                                                          2003            2002           2003          2002
                                                      -------------   -------------  ------------  ------------
Intangible assets with definite lives:
Asset purchases.....................................  $      2.6      $      0.9     $     3.4     $     78.2
Asset reclassification..............................        --              20.8          --              9.7
Asset amortization..................................        (8.3)           (8.7)        (24.9)         (24.6)
                                                      -------------   -------------  ------------  ------------
Change in intangible assets.........................        (5.7)           13.0         (21.5)          63.3
Balance, beginning of period........................       275.9           293.8         291.7          243.5
                                                      -------------   -------------  ------------  ------------
Balance, end of period..............................  $    270.2      $    306.8     $   270.2     $    306.8
                                                      =============   =============  ============  ============

Goodwill and other indefinite-lived intangible assets:
Asset purchases.....................................  $      1.8      $      0.8     $     3.0     $     60.0
Asset reclassification..............................        --             (20.8)         --             (9.7)
Asset impairments...................................        --             (66.3)         --           (197.7)
                                                      -------------   -------------  ------------  ------------
Change in goodwill and other intangible assets......         1.8           (86.3)          3.0         (147.4)
Balance, beginning of period........................       450.1           527.8         448.9          588.9
                                                      -------------   -------------  ------------  ------------
Balance, end of period..............................  $    451.9      $    441.5     $   451.9     $    441.5
                                                      =============   =============  ============  ============

For purposes of our testing for goodwill and indefinite-lived intangible asset impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit's tangible net assets. We calculate the fair value of definite-lived intangible assets based on their discounted cash flows. We compare the calculated fair value to the recorded values and record an impairment, if warranted.

The estimated aggregate intangible asset amortization expense in future periods is: 2003 - $8.2 million, 2004 -
$33.0 million, 2005 - $32.2 million, 2006 - $27.2 million, 2007 - $26.1 million, 2008 - $25.7 million and thereafter - $117.8 million. At September 30, 2003, the weighted-average amortization period for definite-lived intangible assets is 9.6 years.

5.   Investing Activities

Debt and equity securities

Fair value and cost of our debt and equity securities at September 30, 2003 and year-end 2002 follow ($ amounts
in millions):

                                                           2003                           2002
                                               ------------------------------  ----------------------------
                                                Fair Value          Cost        Fair Value        Cost
                                               -------------   --------------  -------------  -------------
U.S. government and agency...................  $     549.1     $      520.2    $     461.6    $     431.3
State and political subdivision..............        558.9            508.8          534.7          481.9
Foreign government...........................        196.6            176.4          183.9          168.4
Corporate....................................      6,537.5          6,187.0        5,485.2        5,138.7
Mortgage-backed..............................      3,238.2          3,078.5        3,099.9        2,901.9
Other asset-backed...........................      1,927.2          1,920.4        2,128.8        2,122.1
                                               -------------   --------------  -------------  -------------
Debt securities..............................  $  13,007.5     $   12,391.3    $  11,894.1    $  11,244.3
                                               =============   ==============  =============  =============

Amounts applicable to the closed block.......  $    6,763.9    $    6,329.2    $   6,431.1    $   5,952.9
                                               =============   ==============  =============  =============

                                                           2003                          2002
                                               ------------------------------  ----------------------------
                                                Fair Value          Cost        Fair Value        Cost
                                               -------------   --------------  -------------  -------------

Hilb, Rogal and Hamilton (HRH) common stock..  $   112.6        $    42.1      $   159.3      $   44.7
GE Life and Annuity Assurance and
  GE Group Life Assurance common stock.......       69.3             50.4           60.5           50.4
PXRE Group common stock......................       20.3              9.4           27.7            9.4
Other equity securities......................      155.2            149.8          143.7          157.7
                                               -------------   --------------  -------------  -------------
Equity securities............................  $   357.4        $   251.7      $   391.2      $   262.2
                                               =============   ==============  =============  =============

Amounts applicable to the closed block.......  $    49.9        $    49.7      $    --        $    --
                                               =============   ==============  =============  =============

Our holdings in HRH common stock as of September 30, 2003 are available to be used in November 2005 to settle stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 net of offsets for applicable deferred acquisition costs and deferred income taxes). See Note 6 for additional information.

Gross and net unrealized gains and losses from debt and equity securities at September 30, 2003 and year-end
2002 follow ($ amounts in millions):

                                                           2003                            2002
                                              -------------------------------  ------------------------------
                                                  Gains            Losses          Gains           Losses
                                              --------------   --------------  --------------  --------------
U.S. government and agency...................   $    29.7        $    (0.8)      $    30.5       $    (0.2)
State and political subdivision..............        51.4             (1.3)           53.1            (0.3)
Foreign government...........................        21.3             (1.1)           20.2            (4.7)
Corporate....................................       400.9            (50.4)          442.8           (96.3)
Mortgage-backed..............................       168.1             (8.4)          198.5            (0.5)
Other asset-backed...........................        62.5            (55.7)           85.0           (78.3)
                                              --------------   --------------  --------------  --------------
Debt securities gains and losses.............   $   733.9        $  (117.7)      $   830.1       $  (180.3)
                                              ==============   ==============  ==============  ==============
Debt securities net gains....................   $   616.2                        $   649.8
                                              ==============                   ==============
Equity securities gains and losses...........   $   108.5        $    (2.8)      $   144.4       $   (15.4)
                                              ==============   ==============  ==============  ==============
Equity securities net gains..................   $   105.7                        $   129.0
                                              ==============                   ==============

Mortgage loans

The carrying values of our investments in mortgage loans by property type at September 30, 2003 and year-end
2002 follow ($ amounts in millions):

                                                                                    2003             2002
                                                                               ---------------  ---------------

Apartment buildings..........................................................    $     130.9      $     159.0
Office buildings.............................................................           56.4            131.5
Retail stores................................................................          116.0            151.5
Industrial buildings.........................................................           37.5             42.2
Other........................................................................            0.1              0.1
                                                                               ---------------  ---------------
Subtotal.....................................................................          340.9            484.3
Less: valuation allowances...................................................          (12.8)           (15.5)
                                                                               ---------------  ---------------
Mortgage loans...............................................................    $     328.1      $     468.8
                                                                               ===============  ===============

Amounts applicable to the closed block.......................................    $     268.5      $     373.2
                                                                               ===============  ===============

Venture capital partnerships

The components of net investment income related to venture capital partnerships for the three and nine month periods ended September 30, 2003 and 2002 follow ($ amounts in millions):

                                                           Three Months                 Nine Months
                                                    ---------------------------  --------------------------
                                                        2003           2002          2003          2002
                                                    ------------   ------------  ------------  ------------

Net realized gains (losses) on partnership
  cash and stock distributions..................... $     10.0     $     (2.1)   $     11.5    $     (7.2)
Net unrealized gains (losses) on partnership
  investments......................................        2.4          (17.8)         40.1         (44.0)
Partnership operating expenses.....................       (2.2)          (2.1)         (6.0)         (5.7)
                                                    ------------   ------------  ------------  ------------
Net investment income (loss)....................... $     10.2     $    (22.0)   $     45.6    $    (56.9)
                                                    ============   ============  ============  ============

Amounts applicable to the closed block............. $      5.1     $     --      $     10.8    $     --
                                                    ============   ============  ============  ============
Amounts applicable to the venture capital segment.. $      5.1     $    (22.0)   $     34.8    $    (56.9)
                                                    ============   ============  ============  ============

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase (decrease) net investment income as follows ($ amounts in millions):

                                                           Three Months                 Nine Months
                                                    ---------------------------  --------------------------
                                                        2003           2002          2003          2002
                                                    ------------   ------------  ------------  ------------

Closed block....................................... $      4.7     $     --      $     --      $     --
Venture capital segment............................       (0.4)          (0.8)         33.4          12.8
                                                    ------------   ------------  ------------  ------------
Total.............................................. $      4.3     $     (0.8)   $     33.4    $     12.8
                                                    ============   ============  ============  ============

Our investments in venture capital partnerships and unfunded commitments thereon at September 30, 2003 and year-end 2002 by type of investment follow ($ amounts in millions):

                                                                                          2003          2002
                                                                                      ------------  -----------

Technology..........................................................................  $    42.2     $    25.0
Telecommunications..................................................................       15.3          10.2
Biotechnology.......................................................................       18.6          11.1
Health care.........................................................................        8.3           9.2
Consumer and business products and services.........................................       30.6          45.9
Financial services..................................................................       29.2          28.1
Other...............................................................................       45.0          50.6
                                                                                      ------------  -----------
Private holdings....................................................................      189.2         180.1
Public holdings.....................................................................       27.0          23.0
Cash and cash equivalents...........................................................       12.8          22.4
Other...............................................................................       11.3           3.1
                                                                                      ------------  -----------
Venture capital partnerships........................................................  $   240.3     $   228.6
                                                                                      ============  ===========

Unfunded commitments................................................................  $   135.6     $   157.7
                                                                                      ============  ===========

Amounts applicable to the closed block:
Venture capital partnerships........................................................  $    37.8     $     0.8
                                                                                      ============  ===========
Unfunded commitments................................................................  $    53.2     $    24.4
                                                                                      ============  ===========

Amounts applicable to venture capital segment:
Venture capital partnerships........................................................  $   202.5     $   227.8
                                                                                      ============  ===========
Unfunded commitments................................................................  $    82.4     $   133.3
                                                                                      ============  ===========

Investment activity in venture capital partnerships for the three and nine month periods ended September 30,
2003 and 2002 follow ($ amounts in millions):

                                                                    Three Months             Nine Months
                                                             -----------------------  ------------------------
                                                                2003         2002        2003         2002
                                                             ----------   ----------  ----------   -----------

Contributions............................................... $     9.4    $    10.2   $    34.2    $    30.7
Equity in earnings of partnerships..........................      10.2        (22.0)       45.6        (56.9)
Distributions...............................................     (16.4)       (19.4)      (27.7)       (34.9)
Proceeds from sale of partnership interests.................      --           --         (26.1)        --
Realized loss on sale of partnership interests..............      --           --         (14.3)        --
                                                             ----------   ----------  ----------   -----------
Change in venture capital partnerships......................       3.2        (31.2)       11.7        (61.1)
Venture capital partnership investments, beginning of period     237.1        261.8       228.6        291.7
                                                             ----------   ----------  ----------   -----------
Venture capital partnership investments, end of period...... $   240.3    $   230.6   $   240.3    $   230.6
                                                             ==========   ==========  ==========   ===========

Affiliate equity securities

The fair value of our investment in Aberdeen common stock, based on the London Stock Exchange closing price at
September 30, 2003 and year-end 2002, was $44.6 million and $43.6 million, respectively. The carrying value of our investment in Aberdeen on the equity method of accounting totaled $34.1 million and $119.3 million at
September 30, 2003 and year-end 2002, respectively. During the second quarter of 2003, we recorded an $89.1 million pre-tax, non-cash charge related to the other-than-temporary impairment of our equity investment in
Aberdeen.

Net investment income

Sources of net investment income for the three and nine month periods ended September 30, 2003 and 2002 follow
($ amounts in millions):

                                                               Three Months                 Nine Months
                                                        ---------------------------  --------------------------
                                                            2003           2002          2003          2002
                                                        ------------   ------------  ------------  ------------

Debt securities........................................ $   184.0      $   192.7     $   570.2     $   552.7
Equity securities......................................       0.9            0.9           3.1           3.1
Mortgage loans.........................................       7.0            9.8          26.4          31.1
Venture capital partnerships...........................      10.2          (22.0)         45.6         (56.9)
Affiliate equity securities............................      --              0.2           0.7           7.2
Policy loans...........................................      42.2           42.7         127.4         127.5
Other investments......................................      11.0            4.3          23.4          11.6
Cash and cash equivalents..............................       1.4            3.0           5.9           7.8
                                                        ------------   ------------  ------------  ------------
Total investment income................................     256.7          231.6         802.7         684.1
Less: investment expenses..............................       2.5            2.8           8.0           8.4
                                                        ------------   ------------  ------------  ------------
Net investment income.................................. $   254.2      $   228.8     $   794.7     $   675.7
                                                        ============   ============  ============  ============

Amounts applicable to the closed block................. $   138.8      $   143.0     $   425.4     $   422.8
                                                        ============   ============  ============  ============

Net realized investment gains (losses)

Sources and types of net realized investment gains (losses) for the three and nine month periods ended
September 30, 2003 and 2002 follow ($ amounts in millions):

                                                               Three Months                 Nine Months
                                                        ---------------------------  --------------------------
                                                            2003           2002          2003          2002
                                                        ------------   ------------  ------------  ------------

Debt securities........................................ $   (15.0)     $    (8.9)    $   (60.4)    $   (80.7)
Equity securities......................................      (3.2)          --            (4.3)         --
Mortgage loans.........................................      (0.9)          --            (4.1)         --
Venture capital partnerships...........................      --             --            (4.6)         --
Affiliate equity securities............................      --             --           (96.9)         --
Other invested assets..................................      (0.4)          --           (10.3)         --
                                                        ------------   ------------  ------------  ------------
Impairment losses......................................     (19.5)          (8.9)       (180.6)        (80.7)
                                                        ------------   ------------  ------------  ------------
Debt securities gains..................................      12.4           15.7          82.7          54.5
Debt securities losses.................................      (1.3)          (9.1)        (25.1)        (33.6)
Equity securities gains................................       5.5            3.4          21.1           6.2
Equity securities losses...............................      (0.6)          (9.0)        (11.0)        (20.5)
Mortgage loans.........................................      (0.6)           0.2          (1.4)          0.2
Venture capital partnerships...........................      --             --            (9.7)         --
Other invested assets..................................       1.5           (2.8)          4.5          (0.2)
                                                        ------------   ------------  ------------  ------------
Net transaction gains (losses).........................      16.9           (1.6)         61.1           6.6
                                                        ------------   ------------  ------------  ------------
Net realized investment losses......................... $    (2.6)     $   (10.5)    $  (119.5)    $   (74.1)
                                                        ============   ============  ============  ============

Net realized investment losses......................... $    (2.6)     $   (10.5)    $  (119.5)    $   (74.1)
                                                        ------------   ------------  ------------  ------------
Applicable closed block policyholder
  dividend obligation (reduction)......................      (3.5)           1.2          (4.5)        (44.0)
Applicable deferred policy acquisition costs (benefit).      (2.8)          (0.1)         (1.1)         (4.5)
Applicable deferred income taxes (benefit).............       1.2           (4.0)        (44.8)         (8.9)
                                                        ------------   ------------  ------------  ------------
Offsets to realized investment losses..................      (5.1)          (2.9)        (50.4)        (57.4)
                                                        ------------   ------------  ------------  ------------
Net realized investment gains (losses)
  included in net income............................... $     2.5      $    (7.6)    $   (69.1)    $   (16.7)
                                                        ============   ============  ============  ============

Unrealized investment gains (losses)

Sources of net unrealized investment gains (losses) for the three and nine month periods ended September 30,
2003 and 2002 follow ($ amounts in millions):

                                                               Three Months                 Nine Months
                                                        ---------------------------  --------------------------
                                                            2003           2002          2003          2002
                                                        ------------   ------------  ------------  ------------

Debt securities........................................ $  (292.9)     $   279.5     $   (33.6)    $   462.1
Equity securities......................................     (27.6)         (54.7)        (23.3)        (25.2)
Other investments .....................................       5.9            4.5           0.2           9.2
                                                        ------------   ------------  ------------  ------------
Net unrealized investment gains (losses)............... $  (314.6)     $   229.3     $   (56.7)    $   446.1
                                                        ============   ============  ============  ============

Net unrealized investment gains (losses)............... $  (314.6)     $   229.3     $   (56.7)    $   446.1
                                                        ------------   ------------  ------------  ------------
Applicable closed block policyholder
  dividend obligation (reduction)......................    (209.8)         235.8         (46.0)        364.4
Applicable deferred policy acquisition costs (benefit).     (51.1)          40.6         (18.3)         64.3
Applicable deferred income taxes (benefit).............     (19.0)         (14.1)          2.3           6.4
                                                        ------------   ------------  ------------  ------------
Offsets to net unrealized investment gains (losses)....    (279.9)         262.3         (62.0)        435.1
                                                        ------------   ------------  ------------  ------------
Net unrealized investment gains (losses)
  included in other comprehensive income............... $   (34.7)     $   (33.0)    $     5.3     $    11.0
                                                        ============   ============  ============  ============

6.   Financing Activities

Stock Purchase Contracts

In November 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of Hilb, Rogal and Hamilton Company (HRH)
common stock. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underlie the stock purchase contracts.
All changes in the fair value of the embedded derivative instrument are recorded in other comprehensive income.
For the three months ended September 30, 2003, we recognized a decrease in the fair value of the embedded derivative instrument of $0.9 million before income taxes ($0.6 million after income taxes) in other comprehensive income, primarily due to a decrease in the time value of the option offset by an increase in the intrinsic value of the option due to a decrease in the quoted market price of HRH common stock. For the nine months ended September 30, 2003, we recognized an increase in the fair value of the embedded derivative instrument of $11.3 million before income taxes ($7.3 million after income taxes) in other comprehensive income, primarily due to a decrease in the quoted market price of HRH common stock during the period. The quoted market price of HRH common stock ($31.04) at September 30, 2003 was below the price that we received at issuance of the stock purchase contracts. For more information, see Notes 5 and 6 to our consolidated financial statements in our 2002 Annual Report on Form 10-K.

Indebtedness

Carrying value and fair value of our indebtedness at September 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                      2003                              2002
                                        ---------------------------------  --------------------------------
                                           Carrying            Fair           Carrying           Fair
                                             Value             Value            Value            Value
                                        ---------------   ---------------  ---------------  ---------------

Surplus notes.........................    $   175.0         $   187.4        $   175.0        $   182.5
Equity units..........................        153.7             159.3            153.7            156.5
Senior unsecured bonds................        300.0             304.6            300.0            259.8
Interest rate swap....................         13.8              13.8             15.6             15.6
                                        ---------------   ---------------  ---------------  ---------------
Total indebtedness....................    $   642.5         $   665.1        $   644.3        $   614.4
                                        ===============   ===============  ===============  ===============

Interest expense on our indebtedness, including amortization of debt issuance costs, for the three and nine month periods ended September 30, 2003 and 2002 follows ($ amounts in millions):

                                                  Three Months                       Nine Months
                                        ---------------------------------  --------------------------------
                                             2003              2002             2003             2002
                                        ---------------   ---------------  ---------------  ---------------

Surplus notes.........................   $      3.0         $     3.0        $     9.1        $     9.1
Equity units..........................          3.0              --                9.1             --
Senior unsecured bonds................          3.7               3.9             11.1             11.5
Bank credit facility and other........          0.1               0.8              0.2              2.5
                                        ---------------   ---------------  ---------------  ---------------
Total interest expense................   $      9.8         $     7.7        $    29.5        $    23.1
                                        ===============   ===============  ===============  ===============

Common Stock Dividends

On April 28, 2003, we declared a dividend of $0.16 per share to our shareholders of record on June 13, 2003;
we paid the dividend on July 11, 2003. In the prior year, we declared a dividend of $0.16 per share on May 15,
2002 to our shareholders of record on June 14, 2002; we paid that dividend on July 10, 2002.

7.   Income Taxes

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for the three and nine month periods ended September 30, 2003 and 2002 follows ($ amounts in millions):

                                                    Three Months                       Nine Months
                                          ---------------------------------  --------------------------------
                                                2003              2002             2003             2002
                                          ---------------   ---------------  ---------------  ---------------

Income taxes (benefit) applicable to:
Income (loss) before cumulative
  effect of accounting change...........    $      5.6        $    (26.0)      $    (31.4)      $    (40.4)
Cumulative effect of accounting
  change................................          --                --               --              (11.4)
                                          ---------------   ---------------  ---------------  ---------------
Net income (loss).......................    $      5.6        $    (26.0)      $    (31.4)      $    (51.8)
Other comprehensive income (loss).......         (20.8)            (10.4)             6.5             11.2
                                          ---------------   ---------------  ---------------  ---------------
Comprehensive loss......................    $    (15.2)       $    (36.4)      $    (24.9)      $    (40.6)
                                          ===============   ===============  ===============  ===============

Current.................................    $     (2.6)       $     24.3       $     (5.4)      $     (3.7)
Deferred................................         (12.6)            (60.7)           (19.5)           (36.9)
                                          ---------------   ---------------  ---------------  ---------------
Income tax benefit applicable to
  comprehensive (income) loss...........    $    (15.2)       $    (36.4)      $    (24.9)      $    (40.6)
                                          ===============   ===============  ===============  ===============

For the three and nine months ended September 30, 2003 and 2002, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows ($ amounts in millions):

                                                    Three Months                       Nine Months
                                          ---------------------------------  --------------------------------
                                                2003              2002             2003             2002
                                          ---------------   ---------------  ---------------  ---------------

Income taxes at statutory rate..........    $     7.9         $   (40.6)       $   (19.5)       $    (46.4)
Tax advantaged investment income........         (2.0)             (2.6)            (5.0)             (5.7)
Non-taxable minority interest income....         (1.0)             (1.1)            (2.7)             (3.2)
Intangible assets impairments...........         --                19.5             --                19.5
Other, net..............................          0.7              (1.2)            (4.2)             (4.6)
                                          ---------------   ---------------  ---------------  ---------------
Income taxes (benefit) applicable to
  continuing operations.................    $     5.6         $   (26.0)       $   (31.4)       $    (40.4)
                                          ===============   ===============  ===============  ===============

Effective income tax (benefit) rates....          25%             (22)%            (56)%             (30)%
                                          ===============   ===============  ===============  ===============

8.   Employee Benefits

During the three and nine month periods ended September 30, 2003, we contributed 135,977 and 293,414 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $2.2 million and $4.7 million (weighted average cost of $15.83 per share) and an aggregate market value of $1.4 million and $2.6 million for the three and nine month periods, respectively.

Stock-based Compensation

Pro forma earnings and earnings per share as if we had applied the fair value method of accounting for all stock-based compensation for the three and nine month periods ended September 30, 2003 and 2002 follow ($
amounts in millions, except per share amounts):

                                                    Three Months                       Nine Months
                                          ---------------------------------  --------------------------------
                                                2003              2002             2003             2002
                                          ---------------   ---------------  ---------------  ---------------

Net income (loss), as reported..........    $     14.0        $    (93.0)      $    (32.3)      $   (231.6)
Add:  Employee stock option compensation
  expense included in net income (loss),
  net of applicable income taxes........           0.1              --                0.1             --
Deduct:  Employee stock option
  compensation expense determined under
  fair value accounting for all awards,
  net of applicable income taxes........           1.2               2.4              3.4              5.3
                                          ---------------   ---------------  ---------------  ---------------
Pro forma net income (loss).............    $     12.9        $    (95.4)      $    (35.6)      $   (236.9)
                                          ===============   ===============  ===============  ===============

Basic earnings (loss) per share:
    As reported.........................    $       .15       $      (.96)     $      (.34)     $     (2.34)
    Pro forma...........................    $       .14       $      (.99)     $      (.38)     $     (2.39)
Diluted earnings (loss) per share:
    As reported.........................    $       .14       $      (.96)     $      (.34)     $     (2.34)
    Pro forma...........................    $       .13       $      (.99)     $      (.38)     $     (2.39)

During the third quarter of 2003, we granted 431,089 stock options which vest over three years. The options had a weighted-average fair value of $4.15 per option ($1.8 million aggregate) which we are expensing over their three-year vesting period.

During the second quarter of 2003, we granted 100,000 stock options which vest over three years. The options have a weighted-average fair value of $3.65 per option ($0.4 million aggregate) which we are expensing over their three-year vesting period.

Restricted Stock Units

On July 1, 2003, we awarded 5,537 restricted stock units valued at $9.03 per share ($0.1 million aggregate) to certain directors as payment of their retainer for the current quarter. We recognized the expense associated with this grant during the current quarter.

On June 26, 2003, we awarded 161,769 restricted stock units valued at $9.07 per share ($1.5 million aggregate)
to certain employees to satisfy our deferred compensation liabilities with them. We recognized no expense associated with this issuance as the expense was recognized previously when the liabilities were accrued.

On April 14, 2003, we awarded 255,004 restricted stock units valued at $7.843 per share ($2.0 million aggregate) to an employee; on January 1, 2003, we awarded 394,737 restricted stock units valued at $7.60 per share ($3.0 million aggregate) to an employee. We recognized $0.4 million and $1.1 million in compensation expense for these awards during the three and nine month periods ended September 30, 2003, respectively.

During the third quarter of 2002, we awarded 573,477 restricted stock units valued at $13.95 per share ($8.0 million aggregate) to an employee. We recognized the expense associated with the award during that quarter.

At September 30, 2003, we had 1,390,524 restricted stock units issued (573,477 units at year-end 2002). We will issue the shares underlying these awards on the later of June 26, 2006 or each employee's and each director's termination or retirement.

9.   Earnings Per Share

The following table presents the shares used in the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002 (amounts in thousands):

                                                   Three Months                       Nine Months
                                         ---------------------------------  --------------------------------
                                               2003              2002             2003             2002
                                         ---------------   ---------------  ---------------  ---------------

Weighted average common shares
  outstanding...........................        94,276            96,570           94,158           99,087
                                         ---------------   ---------------  ---------------  ---------------
Effect of potential common shares:
  Equity units..........................         2,531                --               --               --
  Restricted stock units................         1,390                19            1,181                6
  Employee stock options................            75                --                5               --
                                         ---------------   ---------------  ---------------  ---------------
Potentially dilutive common shares......         3,996                19            1,186                6
Less: anti-dilutive potential common
  shares................................            --                19            1,186                6
                                         ---------------   ---------------  ---------------  ---------------
Dilutive potential common shares........         3,996                --               --               --
                                         ---------------   ---------------  ---------------  ---------------
Weighted average common shares
  outstanding and dilutive potential
  common shares.........................        98,272            96,570           94,158           99,087
                                         ===============   ===============  ===============  ===============

Other common stock equivalents have exercise prices that were above the average closing price of our common stock during the periods presented. During the three month period ended September 30, 2003, these primarily include stock options related to 4,087,146 of our common shares. The stock option exercise prices of $10.49 to
$16.20 per share were greater than the average per share market price of our common stock of $10.32 for the three month period ended September 30, 2003. During the nine month period ended September 30, 2003, these include stock options (as discussed above) and equity units (related to 17,423,859 to 21,256,826 of our common shares depending on our February 2006 quoted market price). The stock options' exercise price and equity units'

threshold appreciation price of $8.8206 were greater than the average market price of our common stock of
$8.74 for the nine month period ended September 30, 2003.

Treasury Stock

During the three and nine month periods ended September 30, 2002, we purchased 3.6 million and 7.5 million shares, respectively, of our common stock in the market at weighted average per share prices of $15.41 and
$16.61, respectively.

10.  Contingent Liabilities

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts.

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

Our total reserves were $80.0 million and our total reinsurance recoverable balances related to paid losses were $175.0 million at September 30, 2003. In addition, in 1999 we purchased finite reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available from our finite reinsurance is currently $120.0 million. The amount of our total financial provisions at September 30,
2003 was, therefore, $25.0 million, consisting of reserves, less reinsurance recoverable balances, plus the amount currently available from our finite reinsurance. We did not establish any additional financial provisions during the three and nine month periods ended September 30, 2003 and 2002.

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

In the other Unicover facilities' settlement, the Lincoln facility settlement of March 2000, we paid a settlement amount of $11.6 million and were released from all of our obligations as a retrocessionaire of the facility. A significant portion of the settlement payment may be recovered from certain of our retrocessionaires. The likelihood of obtaining the additional recoveries from our retrocessionaires cannot be estimated with a reliable degree of certainty at this stage of our recovery efforts. This is due in part to the lack of sufficient claims information (which has resulted from disputes among ceding reinsurers leading to delayed processing, reporting blockages and standstill agreements among reinsurers) and in part to the matters discussed below under "Related Proceedings."

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

With one of those retrocessionaires, we have three disputes. One concerns an agreement under which the retrocessionaire reinsures us for up to $45 thousand per loss in excess of a $5 thousand retention. In June
2003, the arbitration panel issued its decision which upheld in all material respects the retrocessional obligations to us. The decision is the subject of a pending appeal only with respect to the Unicover business.
The other two disputes will not have a material effect on our reinsurance recoverable balances. As of
September 30, 2003, the

reinsurance recoverable balance from this retrocessionaire related to paid losses was $57.0 million, subject to further development.

The dispute with the other retrocessionaire, which seeks to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, is the subject of a pending arbitration that is scheduled for November, 2003. As of September 30, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $9.0 million, subject to further development.

We have entered into a standstill agreement with another retrocessionaire under which both parties have agreed not to commence any proceedings against the other without providing written notice within a specified period.
The purpose of the agreement is to allow the parties to investigate the existence and extent of their contractual obligations to each other. As of September 30, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $71.0 million, subject to further development.

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

Other Proceedings

Another set of disputes involves personal accident business that was reinsured in the mid-1990s in the London reinsurance market in which we participated. These disputes involve multiple layers of reinsurance and allegations that the reinsurance program created by the brokers involved in placing those layers was interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in litigation or arbitration in attempts to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, many of these companies are currently participating in negotiations of the disputes for certain contract years, and we believe that similar discussions will follow for the remaining years. Although we are vigorously defending our contractual rights, we are actively involved in the attempt to reach negotiated business solutions. At this stage, we cannot predict the outcome, nor can we estimate the amount at risk with a reliable degree of certainty. This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers).

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

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of September 30, 2003 as compared to year-end 2002; our consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2002; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year 2002 on Form 10-K.

Overview

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high net worth individuals through their advisors and to institutions directly and through consultants.

We have two operating segments - Life and Annuity and Asset Management - which include three businesses: life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, and a range of annuity offerings. We conduct activities in Asset Management largely through Phoenix Investment Partners, Ltd.
(PXP) comprising two lines of business - private client and institutional.

Business combinations

In the second quarter of 2003, we acquired the remaining interests in PFG Holdings, Inc. and Capital West
Asset Management, LLC not already owned by us for $17.8 million. On January 29, 2002, we acquired a 60%
interest in Kayne Anderson Rudnick Investment Management, LLC (Kayne Anderson Rudnick) for $102.4 million;
management of the company retained the remaining ownership interest. For additional information, see Note 1 to our consolidated financial statements in this Form 10-Q.

The Demutualization

Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix
Companies, Inc. and changed its name to Phoenix Life Insurance Company (Phoenix Life). For additional information, see notes to our consolidated financial statements in this Form 10-Q, specifically Note 1 regarding the demutualization and Note 3 for more information regarding the closed block.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1 to our consolidated financial statements in this Form 10-Q.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Critical accounting policies are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following are areas that we believe require significant judgments, together with references to the note(s) to our consolidated financial statements where each accounting policy is discussed as it relates to our business:

o    Deferred Policy Acquisition Costs, or DAC, and Present Value of Future Profits, or PVFP
     The costs of acquiring new business, principally commissions and underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. We recognized assets for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired in connection with our acquisitions of Confederation Life (1997), Valley Forge Life (2002) and PFG Holdings (2003). PVFP is
     included in deferred acquisition costs (DAC).

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

     The estimation of gross profits, or EGPs, requires the use of various assumptions about the future.
     Significant assumptions include expenses, investment performance, mortality and policy cancellations
     (i.e., lapses, withdrawals and surrenders). The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses.
     The average long-term rate of assumed separate account fund performance used in estimating gross profits was 7% for the variable annuity business and 8% for the variable life business. All assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.

     Changes in estimated gross margins and gross profits based on a review of the assumptions and actual experience are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

     See Note 3 to our consolidated financial statements in both our 2002 Annual Report on Form 10-K and in this Form 10-Q and Item 3, Quantitative and Qualitative Disclosures About Market Risk herein for more information.

o    Policy Liabilities and Accruals
     See Note 3 to our consolidated financial statements in both our 2002 Annual Report on Form 10-K and in this Form 10-Q and Item 3, Quantitative and Qualitative Disclosures About Market Risk herein for more information.

o    Goodwill and Other Intangible Assets
     At the beginning of 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. For purposes of the impairment test, the fair value of the reporting units is based on the sum of: a multiple of revenue, plus the fair value of the units'
     tangible net assets. Prior to 2002, we generally amortized goodwill over 40 years and investment management contracts and employment contracts over five to 16 years and three to seven years, respectively. All amortization expense has been and continues to be calculated on a straight-line basis.

     See Note 4 to our consolidated financial statements in both our 2002 Annual Report on Form 10-K and in this Form 10-Q for more information.

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
     Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as

     a charge to realized losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value. For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value. We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired mortgages. We consider a mortgage loan to be impaired if we believe it is probable that we will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. We do not accrue interest income on impaired mortgage loans when the likelihood of collection is doubtful.

     See Note 5 to our consolidated financial statements in both our 2002 Annual Report on Form 10-K and in this Form 10-Q, the Debt and Equity Securities section of Management's Discussion and Analysis and Item
     3, Quantitative and Qualitative Disclosures About Market Risk for more information.

o    Valuation of Investments in Affiliates
     We evaluate our equity method investments for an other-than-temporary impairment at each balance sheet date considering quantitative and qualitative factors including quoted market price of underlying equity securities, the duration the carrying value is in excess of fair value, historical and projected earnings and cash flow capacity.

     See Note 5 to our consolidated financial statements in both our 2002 Annual Report on Form 10-K and in this Form 10-Q and the Aberdeen Asset Management section of Management's Discussion and Analysis for more
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

     To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we use quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we apply a public industry sector index to roll the value forward each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). Our methodology recognizes both downward and upward change in value of the underlying investee companies, but we do not exceed the value last reported by the partnerships. We adjust estimated partnership results to actual results reported by the venture capital partnerships in the period in which venture capital partnerships financial statements are received. The effect of adjusting estimated partnership results to actual results was to increase (decrease) investment income by $4.3 million and $33.4 million for the three and nine months ended September 30, 2003, respectively, and by $(0.8) million and $12.8 million for the three and nine months ended September 30, 2002.

     See Note 5 to our consolidated financial statements in both our 2002 Annual Report on Form 10-K and in this Form 10-Q for more information.

o    Pension and Other Post-employment Benefits
     See Note 10 to our consolidated financial statements in our 2002 Annual Report on Form 10-K for more information on our pension and other post- employment benefits.

Consolidated Results of Operations

The following table and discussion presents summary consolidated financial data for the three and nine month periods ended September 30, 2003 and 2002 ($ amounts in millions).

                                                    Three Months                       Nine Months
                                       ----------------------------------- -----------------------------------
                                           2003         2002      Change       2003         2002      Change
                                       ----------- ----------- ----------- ----------- ----------- -----------
REVENUES:
Premiums.............................     $ 286.9    $ 297.1     $ (10.2)     $ 781.5     $ 813.9     $ (32.4)
Insurance and investment product
  fees...............................       143.6      139.4         4.2        410.3       425.6       (15.3)
Investment income, net of expenses...       254.2      228.8        25.4        794.7       675.7       119.0
Net realized investment losses.......        (2.6)     (10.5)        7.9       (119.5)      (74.1)      (45.4)
                                       ----------- ----------- ----------- ----------- ----------- -----------
Total revenues.......................       682.1      654.8        27.3      1,867.0     1,841.1        25.9
                                       ----------- ----------- ----------- ----------- ----------- -----------

BENEFITS AND EXPENSES:
Policy benefits, excluding
  policyholder dividends.............       389.0      397.9        (8.9)     1,088.2     1,070.7        17.5
Policyholder dividends...............        99.5      112.7       (13.2)       310.2       294.4        15.8
Policy acquisition cost amortization.        22.7       41.1       (18.4)        76.6        41.6        35.0
Intangible asset amortization........         8.3        8.9        (0.6)        24.9        24.8         0.1
Intangible asset impairments.........        --         66.3       (66.3)        --          66.3       (66.3)
Interest expense.....................         9.8        7.7         2.1         29.5        23.1         6.4
Other operating expenses.............       130.3      136.1        (5.8)       393.3       452.7       (59.4)
                                       ----------- ----------- ----------- ----------- ----------- -----------
Total benefits and expenses..........       659.6      770.7      (111.1)     1,922.7     1,973.6       (50.9)
                                       ----------- ----------- ----------- ----------- ----------- -----------
Income (loss) before income taxes
  and minority interest..............        22.5     (115.9)      138.4        (55.7)     (132.5)       76.8
Applicable income taxes (benefit)....         5.6      (26.0)       31.6        (31.4)      (40.4)        9.0
                                       ----------- ----------- ----------- ----------- ----------- -----------
Income (loss) before minority
  interest...........................        16.9      (89.9)      106.8        (24.3)      (92.1)       67.8
Minority interest in net income
  of subsidiaries....................         2.9        3.1        (0.2)         8.0         9.2        (1.2)
                                       ----------- ----------- ----------- ----------- ----------- -----------
Income (loss) before cumulative
  effect of accounting change........        14.0      (93.0)      107.0        (32.3)     (101.3)       69.0
Cumulative effect of accounting
  change.............................        --         --          --           --        (130.3)      130.3
                                       ----------- ----------- ----------- ----------- ----------- -----------
Net income (loss)....................     $  14.0    $ (93.0)    $ 107.0      $ (32.3)    $(231.6)    $ 199.3
                                       =========== =========== =========== =========== =========== ===========

For the three and nine month periods, premium revenue decreased by $10.2 million and $32.4 million, or 3% and
4%, respectively, primarily due to a continued shift in sales from participating life to universal life products as well as to a continued decline of the participating life in-force business. Compared to the prior year three and nine month periods, premium revenue for participating life policies decreased by $12.4 million to $279.2 million from $291.6 million, and by $32.7 million to $764.2 million from $796.9 million, respectively.

For the three month period ending September 30, 2003, insurance and investment product fees increased $4.2 million, or 3%, over the comparable period in 2002, due primarily to higher sales in universal life products and a growing in-force in universal life and variable universal life products partially offset by lower fees from private client and institutional assets under management. For the nine months ending September 30, 2003 insurance and investment product fees decreased by $15.3 million, or 4%, from the comparable period in 2002, primarily due to decreases in both private client and institutional assets under management. This decrease was partially offset by higher sales and a growing in-force in universal life and variable universal life products.

For the three and nine month periods ended September 30, 2003, net investment income increased by $25.4 million and $119.0 million, respectively, over the comparable periods in the prior year. The three month increase was primarily due to the effects of overall improved market conditions on our venture capital segment partially offset by lower yields on general account assets in our life and annuity segment. The nine month increase is attributable to improved market conditions and the reconciliation to the partnerships' financial statements in our venture capital segment and to increased general account spread-type funds in our life and annuity segment.

For the three month period ended September 30, 2003, net realized investment losses decreased $7.9 million from the comparable period in the prior year due to improved credit market conditions during the current year quarter. For the nine month period ended September 30, 2003, net realized investment losses increased by $45.4 million over the comparable period in the prior year primarily due to an other-than-temporary impairment
($58.0 million after income taxes) on our ownership of Aberdeen common stock during the second quarter of
2003. See Debt and Equity Securities section of Management's Discussion and Analysis for more information.

For the three month period ending September 30, 2003, policy benefits, including policyholder dividends, decreased $22.1 million to $488.5 million from $510.6 million, or 4%, from the comparable period in 2002 primarily due to decreased policyholder dividends from lower growth in the policyholder dividend obligation and decreased change in reserves as a result of lower revenues. For the nine month period ending September 30,
2003, policy benefits, including policyholder dividends, increased $33.3 million, or 2%, from $1,365.1 million to $1,398.4 million primarily due to the impact of realized investment losses on dividend expense. In the 2003 dividend expense was higher due to the impact of $4.5 million in realized investment gains, a change of $39.5 million from the 2002 realized investment gain of $44.0 million.

For the three month period ending September 30, 2003, policy acquisition cost amortization, decreased $18.4 million to $22.7 million from $41.1 million, or 45%, from the comparable period in 2002 primarily due to write downs of deferred acquisition costs during the prior year quarter related to revisions of our long-term market return assumption for annuities and a charge related to equity market declines that affected the value of assets of the Valley Forge Life block that we purchased during the 2002 quarter. For the nine month periods ending September 30, 2003 and 2002, policy acquisition cost amortization increased $35.0 million, or 84%, from
$41.6 million to $76.6 million primarily due to higher amortization for participating life insurance and increased amortization for variable universal life and annuities partially offset by higher write downs during the third quarter of the prior year.

Our income tax expense (benefit) of $5.6 million and $(31.4) million applicable to income before income taxes and minority interest for the three and nine month periods ended September 30, 2003, respectively, differed from the statutory U.S. federal income tax expense (benefit) of $7.4 million and $(19.5) million, respectively, as a result of the tax benefits associated with low income housing tax credits and non-taxable dividend and interest income. The nine month period ended September 30, 2003 was also affected by the recovery of interest amounts previously paid to the Internal Revenue Service. The effective income tax benefit of
$(26.0) million and $(40.4) million for the three and nine month periods ended September 30, 2002 also differed from the statutory U.S. federal income tax benefit of $(40.6) million and $(46.4) million, respectively, as a result of tax benefits associated with low income housing tax credits, non-taxable dividend and interest income, the recovery of non-taxable amounts related to an I.R.S. settlement offset by the tax expense related to the impairment of intangible assets.

Based on the current low level of pre-tax operating income in relation to permanent tax benefits, future changes in our pre-tax operating income may produce disproportionate changes to our effective income tax rate.
As a result, our effective income tax benefit rate for the three and nine month periods ended September 30,
2002 should not be considered an estimate of the effective income tax rate for the year 2003. The effective income tax benefit rate for the year 2002 was 35.5%.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income. Realized investment gains and losses and certain other items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.
Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Also, all interest expense is included in the Corporate and Other segment, as are several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

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

The following amounts, net of applicable income taxes and other offsets, are included in income (loss) before cumulative effect of accounting change for the three and nine month periods ended September 30, 2003 and 2002 but are excluded from our operating segment results:

                                                 Three Months                       Nine Months
                                        --------------------------------- ---------------------------------
                                           2003       2002       Change      2003       2002       Change
                                        ---------- ----------- ---------- ---------- ----------  ----------
 Net realized investment gains
   (losses)...........................  $      2.5 $     (7.6) $     10.1 $   (69.1) $   (16.7)  $   (52.4)
 Management restructuring charges
   and early retirement costs.........        --         (3.6)        3.6      (4.3)     (25.4)       21.1
 Deferred policy acquisition
   cost adjustment....................        --         --          --        --         15.1       (15.1)
 Other income.........................        --         --          --         1.3       --           1.3
 Demutualization expense..............        --         --          --        --         (1.2)        1.2
                                        ---------- ----------- ---------- ---------- ----------  ----------
 Total................................  $      2.5 $    (11.2) $     13.7 $   (72.1) $   (28.2)  $   (43.9)
                                        ========== =========== ========== ========== ==========  ==========

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

Life and Annuity Segment

The following table and discussion present summary financial data relating to the Life and Annuity segment for the three and nine month periods ended September 30, 2003 and 2002 ($ amounts in millions).

                                                 Three Months                         Nine Months
                                      ------------------------------------ -----------------------------------
                                         2003        2002        Change       2003        2002       Change
                                      ----------- ------------ ----------- ----------- ----------- -----------
Results of Operations
Premiums............................  $   286.9   $   297.1    $   (10.2)  $   781.5   $   813.9   $   (32.4)
Insurance and investment product
  fees..............................       84.7        78.7          6.0       242.5       235.2         7.3
Net investment income...............      243.2       245.1         (1.9)      742.8       705.4        37.4
                                      ----------- ------------ ----------- ----------- ----------- -----------
Total segment revenues..............      614.8       620.9         (6.1)    1,766.8     1,754.5        12.3
                                      ----------- ------------ ----------- ----------- ----------- -----------
Policy benefits, including
  policyholder dividends............      491.8       506.0        (14.2)    1,397.0     1,400.7        (3.7)
Policy acquisition cost
  amortization......................       25.5        41.2        (15.7)       77.7        68.2         9.5
Other operating expenses............       73.1        75.6         (2.5)      222.7       231.4        (8.7)
                                      ----------- ------------ ----------- ----------- ----------- -----------
Total segment benefits and
  expenses..........................      590.4       622.8        (32.4)    1,697.4     1,700.3        (2.9)
                                      ----------- ------------ ----------- ----------- ----------- -----------
Segment income (loss) before
  income taxes and minority
  interest..........................       24.4        (1.9)        26.3        69.4        54.2        15.2
Allocated income taxes (benefit)....       10.5        (0.7)        11.2        22.5        19.0         3.5
                                      ----------- ------------ ----------- ----------- ----------- -----------
Segment income (loss) before
  minority interest.................       13.9        (1.2)        15.1        46.9        35.2        11.7
Minority interest in net income
   of consolidated subsidiaries.....       --          --           --           0.4        --           0.4
                                      ----------- ------------ ----------- ----------- ----------- ----------
Segment income (loss)...............       13.9        (1.2)        15.1        46.5        35.2        11.3
Net realized investment gains
  (losses), net of income taxes
  and other offsets.................       (1.7)        0.9         (2.6)        0.9        (5.7)        6.6
Deferred acquisition cost
  adjustment, net of income taxes...       --          --           --          --          14.4       (14.4)
Other adjustments, net of income
  taxes.............................       --          --           --          --           0.7        (0.7)
                                      ----------- ------------ ----------- ----------- ----------- -----------
Segment net income (loss)...........  $    12.2   $    (0.3)   $    12.5   $    47.4   $    44.6   $     2.8
                                      =========== ============ =========== =========== =========== ===========

For the three and nine month periods, premium revenue decreased by $10.2 million and $32.4 million, or 3% and
4%, respectively, primarily due to a continued shift in sales from participating life to universal life products as well as to a continued decline of the participating life in-force business. Compared to the prior year three and nine month periods, premium revenue for participating life insurance policies decreased by $12.4 million to $279.2 million from $291.6 million, and by $32.7 million to $764.2 million from $796.9 million, respectively.

For the three and nine month periods, insurance and investment product fees increased by $6.0 million and $7.3 million, or 8% and 3%, respectively, primarily due to higher sales in universal life products and a growing in-force in universal life and variable universal life products. Life insurance in-force for universal life and variable universal life was 19% and 9% higher at September 30, 2003 than at September 30, 2002.
Specifically, higher net amounts at risk in these two lines of business, as well as, higher sales of universal life products resulted in recognition of higher fees.

Net investment income for the three and nine month periods ending September 30, 2003, decreased by $1.9 million and increased by $37.4 million, or 1% and 5%, respectively, over the same periods in the prior year.
The decrease for the three month periods was due to lower yields on general account assets. The nine month increase was due to increased general account spread-type funds partially offset by lower rates earned on invested assets. At September 30, 2003, annuity funds under management for general account funds under management were approximately $1.1 billion higher than at September 30, 2002.

For the three month periods ending September 30, 2003, policy benefits, including policyholder dividends, decreased $14.2 million to $491.8 million from $506.0 million, or 3%, from the comparable period in 2002 primarily due to decreased policyholder dividends from lower growth in the policyholder dividend obligation and decreased change in reserves as a result of lower premium revenues. For the nine month periods ending,
September 30, 2003 and 2002, policy benefits, including policyholder dividends, decreased $3.7 million, or
0.3%, from $1,400.7 million to $1,397.0 million primarily due to decreased policyholder dividends and change in reserves partially offset by higher interest credited on guaranteed interest accounts and fixed annuities.

For the three month period ending September 30, 2003, policy acquisition cost amortization, decreased $15.7 million to $25.5 million from $41.2 million, or 38%, from the comparable period in 2002 primarily due to write downs of deferred acquisition costs during the prior year quarter related to revisions of our long-term market return assumption for annuities and a charge related to equity market declines that affected the value of assets of the Valley Forge block that we purchased during the 2002 quarter. For the nine month periods ending
September 30, 2003 and 2002, policy acquisition cost amortization increased $9.5 million, or 14%, from $68.2 million to $77.7 million primarily due to higher amortization for participating life insurance and increased amortization for variable universal life and annuities partially offset by higher write downs during the third quarter of the prior year (as described above).

For the three and nine month periods ending September 30, 2003, allocated income taxes increased $11.2 million and $3.5 million, respectively, from the same periods in the prior year as a result of higher segment income before income taxes as well as a current year allocation of the tax effects of tax advantaged investments to the Life and Annuity segment.

Life and Annuity segment revenues by product for the three and nine month periods ended September 30, 2003 and
2002 are as follows:

                                             Three Months                            Nine Months
                                 -------------------------------------- --------------------------------------
                                     2003        2002         Change        2003         2002        Change
                                 ----------- ------------ ------------- ------------ ------------ ------------
Variable universal life
  insurance....................   $    28.7    $    28.3   $      0.4    $    85.8    $    79.5    $     6.3
Universal life insurance.......        49.5         48.4          1.1        145.1        145.4         (0.3)
Term life insurance............         2.9          1.9          1.0          8.3          5.7          2.6
Other life insurance...........        38.8         34.6          4.2        107.7        110.9         (3.2)
                                 ----------- ------------ ------------- ------------ ------------ ------------
Total non-participating life
  insurance....................       119.9        113.2          6.7        346.9        341.5          5.4
Participating life insurance...       442.1        461.0        (18.9)     1,269.8      1,295.0        (25.2)
                                 ----------- ------------ ------------- ------------ ------------ ------------
Total life insurance...........       562.0        574.2        (12.2)     1,616.7      1,636.5        (19.8)
Annuities......................        52.8         46.7          6.1        150.1        118.0         32.1
                                 ----------- ------------ ------------- ------------ ------------ ------------
Segment revenues...............   $   614.8    $   620.9    $    (6.1)   $ 1,766.8    $ 1,754.5    $    12.3
                                 =========== ============ ============= ============ ============ ============

For nine month period ended September 30, 2003, variable universal life product revenues increased $6.3 million, or 8%, over the comparable period in 2002, primarily due to higher cost of insurance fees, from higher sales and a growing in-force, and higher surrender charges, partially offset by lower interest earned.

For the three month period ended September 30, 2003, universal life product revenues increased $1.1 million, or 2%, over the comparable period in 2002, primarily due to higher cost of insurance and other fees, from higher sales and a growing in-force, offset by lower interest earned.

For the three and nine month periods ended September 30, 2003, Term life revenues increased $1.0 and $2.6 million, or 53% and 46%, respectively, over the comparable periods in 2002, due to premium growth.

For the three month period ended September 30, 2003, other life insurance revenues increased $4.2 million, or
12%, over the comparable period in 2002, due primarily to higher revenue for its corporate owned life insurance (COLI) business and certain of its non-life insurance subsidiaries. For the nine month period ended

September 30, 2003, other life insurance revenues decreased $3.2 million, or 3%, from the comparable periods in 2002, primarily due to lower revenues in its non-life insurance subsidiaries, partially offset by higher revenue in its COLI business.

For the three and nine month periods ended September 30, 2003, participating life product revenues decreased
$18.9 and $25.2 million, or 4% and 2%, respectively, from the comparable periods in 2002, primarily due to a continued shift in sales from participating life to universal and variable universal life products as well as a continued decline in participating life in-force business.

For the three and nine month periods ended September 30, 2003, annuity product revenues increased $6.1 and
$32.1 million, or 13% and 27%, respectively, over the comparable periods in 2002, primarily due to higher interest earned on higher spread based asset funds.

Life and Annuity segment income before income taxes by product for the three and nine month periods ended
September 30, 2003 and 2002 is as follows:

                                               Three Months                            Nine Months
                                  ------------------------------------- --------------------------------------
                                       2003         2002       Change       2003         2002         Change
                                  ------------ ------------ ----------- ----------- ------------ -------------
Variable universal life
  insurance......................  $    10.5   $     7.7    $     2.8   $    26.0    $     25.8   $      0.2
Universal life insurance.........        5.5         5.0          0.5        15.8          19.2         (3.4)
Term life insurance..............        0.9        (0.8)         1.7         0.5           0.6         (0.1)
Other life insurance.............        0.2        (1.0)         1.2         3.4          (0.5)         3.9
                                  ------------ ------------ ----------- ----------- ------------ ------------
Total, non-participating life
  insurance......................       17.1        10.9          6.2        45.7          45.1          0.6
Participating life insurance.....        7.0         6.1          0.9        29.6          24.6          5.0
                                  ------------ ------------ ----------- ----------- ------------ ------------
Total, life insurance............       24.1        17.0          7.1        75.3          69.7          5.6
Annuities........................        0.3       (18.9)        19.2        (6.3)        (15.5)         9.2
                                  ------------ ------------ ----------- ----------- ------------ ------------
Segment income (loss)
  before income taxes............  $    24.4   $    (1.9)   $    26.3   $    69.0    $     54.2    $    14.8
                                  ============ ============ =========== =========== ============ ============

For the three month period ended September 30, 2003, variable universal life product pre-tax income increased
$2.8 million to $10.5 million, or 36%, over the comparable period in 2002. This was primarily due to favorable insurance margins from our growing in-force and lower reinsurance costs and slightly higher surrender charges.
These were partially offset by lower interest on general account assets and lower fees due to a decrease in non-private placement deposits. For the nine month period ended September 30, 2003, variable universal life product pre-tax income for 2003 increased $0.2 million, or 1%, over the comparable period in 2002. The increase was attributed to favorable insurance margins and higher surrender charges offset by higher non-deferrable expenses and deferred amortization costs amortization due to favorable mortality.

For the three month period ended September 30, 2003, universal life product pre-tax income increased $0.5, or
10%, to $5.5 million from $5.0 million over the comparable period in 2002 due to higher investment margins partially offset by unfavorable mortality. For the nine month period ended September 30, 2003, universal life product pre-tax income for 2003 decreased $3.4 million, or 18%, from the comparable period in 2002 due to lower investment margins and higher non-deferrable expenses.

For the three month period ended September 30, 2003, term product pre-tax income increased $1.7 million over the same period in the prior year due primarily to favorable mortality.

For the three month period ended September 30, 2003, other life insurance pre-tax income increased $1.2 million over the same period in the prior year due to lower investment income for the 2002 quarter. For the nine month period ended September 30, 2003, other life insurance pre-tax income increased $3.9 million over the same period in the prior year due to favorable mortality and an old block of corporate-owned life insurance business and the release of a reserve on a life contingent annuity due to the death of the annuitant.

For the three and nine month periods ended September 30, 2003, participating life product pre-tax income increased $0.9 million and $5.0 million, respectively, over the same periods in the prior year. The three month increase was primarily due to lower non-deferrable expenses. The nine month increase was primarily due primarily to a one-time investment gain during the second quarter of 2003 and lower non-deferrable expenses, partially offset by higher deferred acquisition cost amortization and the release of a policyholder tax contingency in the 2002 period that did not occur in 2003.

For the three month period ended September 30, 2003, annuity product pre-tax income increased $19.2 million, or 102%, over the same period in the prior year due to charges recognized during the prior year period related to increased deferred acquisition cost amortization due to lowering the assumed long-term assumed return from
8% to 7%, increased reserves for our guaranteed minimum death benefit, and a charge related to our purchase of the Valley Forge block. For the nine month period ended September 30, 2003, annuity product pre-tax income increased $9.2 million, or 59%, over the same period in the prior year primarily due to charges recognized during the prior year which were partially offset this year by higher non-deferrable expenses and commissions as well as spread compression.

Asset Management Segment

The following table and discussion present summary financial data relating to Asset Management segment for the three and nine month periods ended September 30, 2003 and 2002 ($ amounts in millions).

                                               Three Months                          Nine Months
                                    ------------------------------------- -----------------------------------
                                        2003         2002       Change       2003        2002       Change
                                    ------------ ------------ ----------- ----------- ----------- -----------
Results of Operations
Investment product fees............  $     61.1  $     62.6   $     (1.5) $    173.2  $    199.4  $    (26.2)
Net investment income..............         0.1         0.4         (0.3)        0.3         0.8        (0.5)
                                    ------------ ------------ ----------- ----------- ----------- -----------
Total segment revenues.............        61.2        63.0         (1.8)      173.5       200.2       (26.7)
                                    ------------ ------------ ----------- ----------- ----------- -----------
Intangible asset amortization......         8.3         8.7         (0.4)       24.9        24.6         0.3
Intangible asset impairments.......        --          66.3        (66.3)       --          66.3       (66.3)
Other operating expenses...........        53.1        52.7          0.4       155.6       171.6       (16.0)
                                    ------------ ------------ ----------- ----------- ----------- ----------
Total segment expenses.............        61.4       127.7        (66.3)      180.5       262.5       (82.0)
                                    ------------ ------------ ----------- ----------- ----------- -----------
Segment income (loss) before
  income taxes and minority
  interest.........................        (0.2)      (64.7)        64.5        (7.0)      (62.3)       55.3
Allocated income tax benefit.......        (1.2)       (5.2)         4.0        (5.6)       (7.1)        1.5
                                    ------------ ------------ ----------- ----------- ----------- -----------
Segment income (loss) before
  minority interest................         1.0       (59.5)        60.5        (1.4)      (55.2)       53.8
Minority interest in net income
  of consolidated subsidiaries.....         2.9         3.1         (0.2)        7.6         9.2        (1.6)
                                    ------------ ------------ ----------- ----------- ----------- -----------
Segment loss.......................        (1.9)      (62.6)        60.7        (9.0)      (64.4)       55.4
Restructuring and other costs,
  net of income taxes..............        --           1.5         (1.5)       (3.1)       (7.8)        4.7
Cumulative effect of accounting
  change...........................        --          --           --          --        (119.9)      119.9
                                    ------------ ------------ ----------- ----------- ----------- -----------
Segment net loss...................  $     (1.9) $    (61.1)  $     59.2  $    (12.1) $   (192.1) $    180.0
                                    ============ ============ =========== =========== =========== ===========

For the three and nine month periods ending September 30, 2003, investment product fees decreased $1.5 million and $26.2 million, or 2% and 13%, respectively, from the comparable periods in 2002. These decreases were primarily due to decreased fees from private client and institutional assets under management compared to the same periods in the prior year.

Intangible asset impairments decreased $66.3 million, or 100%, during the three and nine month periods from the comparable periods in the prior year due to an impairment of goodwill associated with certain of our investment management partners during the three month period ended September 30, 2002. There have been no impairments of intangible assets during the current year.

For the three month period ending September 30, 2003, other operating expenses increased $0.4 million, or 1%, over the comparable period in the prior year primarily due to higher investment performance-based compensation expense partially offset by lower non-compensation related operating expenses. For the nine month period ending September 30, 2003, the decrease in other operating expenses for the comparable period in the prior year was primarily due to a decrease of $11.5 million in compensation of which $3.2 million related to incentive compensation.

For the three and nine months ended September 30, 2003, allocated income tax benefits decreased $4.0 million and $1.5 million, respectively, from the comparable periods in the prior year as a result of lower segment losses offset by the impact of non-deductible asset impairments in the prior year periods.

Assets under management were $57.3 billion and $54.0 billion, of which $15.4 billion and $14.5 billion at
September 30, 2003 and year-end 2002, respectively, were our Life Companies' assets, including the general account and variable separate accounts. The increase in assets under management during the nine month period is due primarily to positive investment performance of $3.3 billion. Net asset outflows from December 31, 2002 of $0.6 billion were offset by increases in our Phoenix general account of $0.7 billion.

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

During the first quarter of 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $19.3 million ($5.1 million recorded in 2002 and $14.2 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments. At the time of transfer, the partnerships transferred constituted less than 0.5% of the assets of the closed block.

The following table and discussion present summary financial data relating to our Venture Capital segment for the three and nine month periods ended September 30, 2003 and 2002 ($ amounts in millions).

                                                Three Months                             Nine Months
                                    ------------------------------------- ------------------------------------
                                        2003         2002       Change       2003        2002        Change
                                    ------------ ------------ ----------- ----------- ----------- ------------
Results of Operations
Net realized gains (losses)
  on partnership cash and
  stock distributions.............   $     6.2   $     (2.1)  $      8.3  $      1.1  $     (7.2) $      8.3
Net unrealized gains (losses)
  on partnership investments......         0.7        (17.8)        18.5        39.1       (44.0)       83.1
Partnership operating expenses....        (1.8)        (2.1)         0.3        (5.4)       (5.7)        0.3
                                    ------------ ------------ ----------- ----------- ----------- ------------
Segment net investment
  income (loss)...................         5.1        (22.0)        27.1        34.8       (56.9)       91.7
Applicable income taxes
  (benefit).......................         1.8         (7.7)         9.5        12.2       (19.9)       32.1
                                    ------------ ------------ ----------- ----------- ----------- ------------
Segment net income (loss).........   $     3.3   $    (14.3)  $     17.6  $     22.6  $    (37.0) $     59.6
                                    ============ ============ =========== =========== =========== ============

For the three and nine month periods ending September, 30, 2003, net investment income increased $27.1 million and $91.7 million, respectively, over the comparable periods in the prior year due to overall improved market conditions, primarily in private equity. The nine month increase was also attributable to the reconciliation to the partnerships' audited fourth quarter financial statements to previously estimated amounts.

Our accounting methodology makes downward adjustments based on public market indices, but limits upward adjustments to the amounts previously reported by the partnerships. Accordingly, we do not record gains until they are reported by the partnerships. The effect of our adjusting estimated partnership results to actual results was to increase (decrease) investment income by $(0.4) million and $33.4 million for the three and nine months ended September 30, 2003, respectively, and by $(0.8) million and $12.8 million for the three and nine months ended September 30, 2002.

                                               Three Months                         Nine Months
                                   ------------------------------------- ------------------------------------
                                       2003         2002       Change       2003        2002        Change
                                   ------------ ------------ ----------- ----------- ----------- ------------
Venture Capital Investments
Contributions (dollars
  invested)......................   $     6.0    $    10.2   $    (4.2)  $    27.5   $    30.7   $    (3.2)
Equity in earnings of
  partnerships...................         5.1        (22.0)       27.1        34.8       (56.9)       91.7
Distributions....................       (12.4)       (19.4)        7.0       (21.2)      (34.9)       13.7
Proceeds from sale of
  partnership interests and
  transfer to closed block.......        --           --          --         (52.2)       --         (52.2)
Realized loss on sale of
  partnership interests and
  transfer to closed block.......        --           --          --         (14.2)       --         (14.2)
                                   ------------ ------------ ----------- ----------- ----------- ------------
Change in venture capital
  investments....................        (1.3)       (31.2)       29.9       (25.3)      (61.1)       35.8
Venture capital segment
  investments, beginning of
  period.........................       203.8        261.8       (58.0)      227.8       291.7       (63.9)
                                   ------------ ------------ ----------- ----------- ----------- ------------
Venture capital segment
  investments, end of period.....   $   202.5    $   230.6   $   (28.1)  $   202.5   $   230.6   $   (28.1)
                                   ============ ===========  =========== =========== =========== ============

For the three months ended September 30, 2003, venture capital investments decreased $1.3 million, or 1%, primarily due to distributions received during the current year quarter partially offset by contributions to partnerships and net investment income as discussed above.

For the nine months ended September 30, 2003, venture capital investments decreased $25.3 million, or 11%, primarily due to the sale of partnership interests to third parties and a transfer of partnership interests to the closed block, all during the first quarter of 2003.

Corporate and Other Segment

The following table and discussion present summary financial data relating to Corporate and Other for the three and nine month periods ended September 30, 2003 and 2002 ($ amounts in millions).

                                                  Three Months                       Nine Months
                                    ------------------------------------- ------------------------------------
                                        2003         2002       Change       2003         2002        Change
                                    ------------ ------------ ----------- ----------- ------------ -----------
Results of Operations
Interest expense..................   $    (9.9)  $     (7.7)  $   (2.2)   $  (29.5)    $  (23.1)    $   (6.4)
Other expenses, net...............        (0.6)        (2.4)       1.8        (4.9)        (1.3)        (3.6)
                                    ------------ ------------ ----------- ----------- ------------ -----------
Segment loss before income
 taxes............................       (10.5)       (10.1)      (0.4)      (34.4)       (24.4)       (10.0)
Allocated income tax benefit......        (6.7)        (6.4)      (0.3)      (14.1)       (17.5)         3.4
                                    ------------ ------------ ----------- ----------- ------------ -----------
Segment loss......................        (3.8)        (3.7)      (0.1)      (20.3)        (6.9)       (13.4)
Net realized investment gains
  (losses), net of income taxes...         4.2         (8.5)      12.7       (70.0)       (11.0)       (59.0)
Restructuring charges and
  other, net of income taxes......        --           (5.1)       5.1         0.1        (18.8)        18.9
Cumulative effect of
  accounting change...............        --           --         --          --          (10.4)        10.4
                                    ------------ ------------ ----------  ---------- ------------ ------------
Segment net loss..................   $     0.4   $    (17.3)  $   17.7    $  (90.2)   $   (47.1)   $   (43.1)
                                    ============ ============ ==========  ========== ============ ============

For the three and nine-month periods, interest expense increased by $2.2 million and $6.4 million, or 29% and
28%, respectively, over the comparable periods in 2002 primarily due to increased indebtedness during the 2003 compared with 2002. This increase was primarily related to interest and issuance cost amortization associated with the equity units issued in December 2002.

For the three-month period, other expenses, net decreased by $1.8 million, or 75%, from the comparable period in 2002. The decrease for the three-month period is primarily due to higher investment income and improved results from international and other non-core operations, partially offset by higher unallocated corporate expenses. For the nine-month period, other expenses, net increased by $3.6 million, or 277%, over the comparable period in 2002. The increase for the nine-month period was primarily due to higher net losses from our international operations, partially offset by improved results from non-core operations and lower unallocated corporate expenses.

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
    o    interest rate risk, which relates to the market price and cash flow variability associated with changes in market interest rates; and
    o    equity risk, which relates to the volatility of prices for equity and sequity-like investments.

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

Amounts held by our policyholders in RPE and other guaranteed interest accounts, or GIAs, and fixed annuities, as of September 30, 2003 and year-end 2002 follow ($ amounts in millions):

                                                                2003             2002             Change
                                                           ---------------  ---------------   ---------------
Policyholder Deposit Funds
--------------------------
Retirement Planners Edge GIAs............................    $   1,245.2      $   1,345.6       $    (100.4)
Other variable annuity GIAs..............................          910.3            813.7              96.6
                                                           ---------------  ---------------   ---------------
Variable annuity GIAs....................................        2,155.5          2,159.3              (3.8)
Fixed annuities..........................................        1,055.7            737.2             318.5
                                                           ---------------  ---------------   ---------------
Total variable annuity GIAs and fixed annuities..........    $   3,211.2      $   2,896.5       $     314.7
                                                           ===============  ===============   ===============

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

Between July 2003 and September 15, 2003, we offered a Reallocation Benefit Rider to encourage RPE contract holders to reallocate current balances from the GIA option into variable subaccount options. This rider featured a 0.25% bonus upon reallocation, an additional 0.50% six months after the exchange and an additional
0.50% twelve months after the exchange. In addition, contract holders who chose to reallocate balances from the GIA option were not able to reallocate such balances back to the GIA under this rider.

Debt and Equity Securities

Our debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2003, debt securities with a carrying value of $13,007.5 million represented 78.4% of total investments. Public debt securities represented 78.5% of total debt securities, with the remaining 21.5% represented by private debt securities.

Each year, the majority of our net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the "BB" rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of September 30, 2003, our total below investment grade securities totaled $1,119.5 million, or 8.6% of our total debt security portfolio. Of that amount, $781.4 million, or 6.0% of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $338.1 million, or 2.6% of our total debt security portfolio.

Our debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written-down to fair value as a charge to realized losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

The following table presents our debt security portfolio at fair value as of September 30, 2003 and year-end
2002 ($ amounts in millions), by SVO ratings, along with an equivalent Standard & Poor's (S&P) rating agency designation, and by public and private securities. The majority of our bonds are investment grade, with 91.4%
invested in Categories 1 and 2 securities as of September 30, 2003.

                                       Total Debt Securities  Public Debt Securities  Private Debt Securities
                                           (Fair Value)            (Fair Value)            (Fair Value)
   SVO           S&P EQUIVALENT       ----------------------  ----------------------  -----------------------
  RATING          DESIGNATION            2003        2002        2003        2002        2003         2002
-----------   --------------------    ----------  ----------  ----------  ----------  ----------   ----------
    1         AAA/AA/A                $  8,583.8  $  7,976.1  $  7,223.3  $  6,565.0  $  1,360.5   $  1,411.1
    2         BBB                        3,304.2     2,849.0     2,089.8     1,767.1     1,214.4      1,081.9
                                      ----------  ----------  ----------  ----------  ----------   ----------
      Total investment grade            11,888.0    10,825.1     9,313.1     8,332.1     2,574.9      2,493.0
    3         BB                           781.4       785.7       655.3       577.4       126.1        208.3
    4         B                            178.9       105.4       130.5        82.2        48.4         23.2
    5         CCC and lower                119.0       118.5        77.9        53.3        41.1         65.2
    6         In or near default            40.2        59.4        30.1        25.4        10.1         34.0
                                      ----------  ----------  ----------  ----------  ----------   ----------
      Total debt securities           $ 13,007.5  $ 11,894.1  $ 10,206.9  $  9,070.4  $  2,800.6   $  2,823.7
                                      ==========  ==========  ==========  ==========  ==========   ==========

The following tables present our debt security portfolio by investment type as of September 30, 2003 ($
amounts in millions), along with a breakout of credit quality based on equivalent S&P rating agency designation.
                                                                              Unrealized Gains (Losses)
                                                                    ------------------------------------------
                                           Fair                          Gross         Gross
                                          Value           Cost           Gains         Losses          Net
                                      -------------- -------------- -------------- -------------- ------------
Debt Securities by Type
U.S. government and agency............ $      549.1   $      520.2   $       29.7   $      (0.8)  $      28.9
State and political subdivision.......        558.9          508.8           51.4          (1.3)         50.1
Foreign government....................        196.6          176.4           21.3          (1.1)         20.2
Corporate.............................      6,537.5        6,187.0          400.9         (50.4)        350.5
Mortgage-backed.......................      3,238.2        3,078.5          168.1          (8.4)        159.7
Other asset-backed....................      1,927.2        1,920.4           62.5         (55.7)          6.8
                                      -------------- -------------- -------------- ------------- -------------
Total debt securities................. $   13,007.5   $   12,391.3   $      733.9   $    (117.7)  $     616.2
                                      ============== ============== ============== ============= =============
Debt securities outside closed block:
    Unrealized gains.................. $    5,217.0   $    4,966.1   $      250.9   $      --     $     250.9
    Unrealized losses.................      1,026.6        1,096.0           --           (69.4)        (69.4)
                                      -------------- -------------- -------------- ------------- -------------
    Total outside the closed block....      6,243.6        6,062.1          250.9         (69.4)        181.5
                                      -------------- -------------- -------------- ------------- -------------
Debt securities in closed block:
    Unrealized gains..................      5,955.4        5,472.4          483.0          --           483.0
    Unrealized losses.................        808.5          856.8           --           (48.3)        (48.3)
                                      -------------- -------------- -------------- ------------- -------------
    Total in the closed block.........      6,763.9        6,329.2          483.0         (48.3)        434.7
                                      -------------- -------------- -------------- ------------- -------------
Total debt securities................. $   13,007.5   $   12,391.3   $      733.9   $    (117.7)  $     616.2
                                      ============== ============== ============== ============= =============

                                                    Investment Grade               Below Investment Grade
                                            ---------------------------------  -------------------------------
                                              Fair Value           Cost          Fair Value          Cost
                                            ---------------   ---------------  ---------------  --------------
Debt Securities by Type and Credit Quality
U.S. government and agency..................  $      549.1      $      520.2     $       --       $       --
State and political subdivision.............         558.9             508.8             --               --
Foreign government..........................          56.6              49.2            140.0            127.2
Corporate...................................       5,784.9           5,447.0            752.6            740.0
Mortgage-backed.............................       3,176.0           3,022.4             62.2             56.1
Other asset-backed..........................       1,762.5           1,733.5            164.7            186.9
                                            ---------------   ---------------  ---------------  --------------
Total debt securities.......................  $   11,888.0      $   11,281.1     $    1,119.5     $    1,110.2
                                            ===============   ===============  ===============  ==============
Percentage of total debt securities.........         91.4%             91.0%             8.6%             9.0%
                                            ===============   ===============  ===============  ==============

                                                               TOTAL           AAA/AA/A            BBB
                                                           ---------------  ---------------   ---------------
Investment Grade Debt Securities (Fair Value)
U.S. government and agency...............................    $      549.1     $      535.7      $       13.4
State and political subdivision..........................           558.9            545.6              13.3
Foreign government.......................................            56.6             18.0              38.6
Corporate................................................         5,784.9          3,055.8           2,729.1
Mortgage-backed..........................................         3,176.0          2,956.4             219.6
Other asset-backed.......................................         1,762.5          1,472.1             290.4
                                                           ---------------  ---------------   ---------------
Total debt securities....................................    $   11,888.0     $    8,583.6      $    3,304.4
                                                           ===============  ===============   ===============

Percentage of total debt securities......................          91.4%            66.0%              25.4%
                                                            ===============  ===============   ===============

                                                                                                  In or Near
                                         Total           BB             B         CC or Lower       Default
                                    -------------- -------------- -------------- -------------- --------------
Below Investment Grade
Debt Securities (Fair Value)
Foreign government.................. $      140.0   $      140.0   $       --     $       --     $       --
Corporate...........................        752.6          527.2          142.7           65.0           17.7
Mortgage-backed.....................         62.2           61.8           --              0.3            0.1
Other asset-backed..................        164.7           52.4           36.2           53.8           22.3
                                    -------------- -------------- -------------- -------------- --------------
Total debt securities............... $    1,119.5   $      781.4   $      178.9   $      119.1   $       40.1
                                    ============== ============== ============== ============== ==============

Percentage of total debt securities.         8.6%           6.0%           1.4%           0.9%           0.3%
                                    ============== ============== ============== ============== ==============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment philosophy has been to create a high level of industry diversification. The top five industry holdings as of September 30, 2003 in our debt securities portfolio are banking (3.5%), diversified financial services (2.8%), publishing, broadcasting, printing and cable (2.3%), insurance (2.2%) and broker-dealers (2.2%).

Our corporate bond exposure to recently troubled industries, including telecommunication equipment, telephone utilities, airlines, and media, publishing and broadcasting, comprises 4.9% of our debt securities portfolio at September 30, 2003. In addition, within the asset-backed securities sector, securitized aircraft receivable securities comprise approximately 1.0% of our debt securities portfolio, with less than one-third of that exposure rated below investment grade at September 30, 2003.

The following table presents certain information with respect to realized investment losses. Losses from
"other-than-temporary impairment" charges are reported separately. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired. Sources and types of net realized investment gains (losses) for the three and nine month periods ended September 30, 2003 and 2002 follow ($ amounts in millions):

                                                          Three Months                  Nine Months
                                                  ---------------------------- ----------------------------
                                                       2003           2002           2003          2002
                                                  ------------- -------------- -------------- -------------
Debt and equity securities....................... $     (18.2)   $      (8.9)   $     (64.7)  $     (80.7)
Affiliate equity securities......................        --             --            (96.9)         --
Other investments................................        (1.3)          --            (19.0)         --
                                                  ------------- -------------- -------------- -------------
Impairment losses................................       (19.5)          (8.9)        (180.6)        (80.7)
                                                  ------------- -------------- -------------- -------------
Debt and equity securities gains.................        17.9           19.1          103.8          60.7
Debt and equity securities losses................        (1.9)         (18.1)         (36.1)        (54.1)
Other investments................................         0.9           (2.6)          (6.6)         --
                                                  ------------- -------------- -------------- -------------
Net transaction gains............................        16.9           (1.6)          61.1           6.6
                                                  ------------- -------------- -------------- -------------
Net realized investment losses...................        (2.6)         (10.5)        (119.5)        (74.1)
                                                  ------------- -------------- -------------- -------------
Applicable closed block policyholder dividend
  obligation (reduction).........................        (3.5)           1.2           (4.5)        (44.0)
Applicable deferred acquisition costs (benefit)..        (2.8)          (0.1)          (1.1)         (4.5)
Applicable deferred income taxes (benefit).......         1.2           (4.0)         (44.8)         (8.9)
                                                  ------------- -------------- -------------- -------------
Offsets to realized investment losses............        (5.1)          (2.9)         (50.4)        (57.4)
                                                  ------------- -------------- -------------- -------------
Net realized investment gains (losses)
  included in net income......................... $       2.5    $      (7.6)   $     (69.1)  $     (16.7)
                                                  ============= ============== ============== =============

Gross and net unrealized gains and losses from debt and equity securities at September 30, 2003 follow ($
amounts in millions):

                                                   Total         Outside Closed Block       Closed Block
                                          ---------------------- --------------------- ----------------------
                                             Gains     Losses       Gains     Losses      Gains      Losses
                                          ---------- ----------- ---------- ---------- ----------- ----------
Debt Securities
Number of positions.......................     2,007        379         860      228        1,147         151
                                          ---------- ----------- ---------- ---------- ----------- ----------
Unrealized gains (losses).................$    733.9 $   (117.7) $    250.9 $  (69.4)  $    483.0  $    (48.3)
                                          ---------- ----------- ---------- ---------- ----------- ----------
Applicable policyholder dividend
  obligation (reduction)..................     483.0      (48.3)       --       --          483.0       (48.3)
Applicable deferred policy acquisition
  costs (benefit).........................     115.5      (27.5)      115.5    (27.5)        --           --
Applicable deferred income taxes (benefit)      47.4      (14.7)       47.4    (14.7)        --           --
                                          ---------- ----------- ---------- ---------- ----------- ----------
Offsets to net unrealized gains (losses)..     645.9      (90.5)      162.9    (42.2)       483.0       (48.3)
                                          ---------- ----------- ---------- ---------- ----------- ----------
Unrealized gains (losses) after offsets...$     88.0 $    (27.2) $     88.0 $  (27.2)  $     --     $     --
                                          ========== =========== ========== ========== =========== ==========
Net unrealized gains after offsets........$     60.8             $     60.8            $     --
                                          ==========             ==========            ===========

Equity Securities
Number of positions.......................       128        155          44       69           84          86
                                          ---------- ----------- ---------- ---------- ------------ ----------
Unrealized gains (losses).................$    108.5 $     (2.8) $    107.1 $   (1.6)  $      1.4   $    (1.2)
                                          ---------- ----------- ---------- ---------- ------------ ---------
Applicable policyholder dividend
  obligation (reduction)..................       1.4       (1.2)       --       --            1.4        (1.2)
Applicable deferred income taxes (benefit)      37.5       (0.6)       37.5     (0.6)        --           --
                                          ---------- ----------- ---------- ---------- ------------ ----------
Unrealized gains (losses) after offsets...$     69.6 $     (1.0) $     69.6 $   (1.0)  $     --     $     --
                                          ========== =========== ========== ========== =========== ===========
Net unrealized gains after offsets........$     68.6             $     68.6            $     --
                                          ==========             ===========           ===========

Total net unrealized gains on debt and equity securities were $721.9 million (unrealized gains of $842.4 less unrealized losses of $120.5). Of that net amount, $287.0 million was outside the closed block ($129.4 million after applicable deferred policy acquisition costs and deferred income taxes) and $434.9 million was in the closed block ($0 million after applicable policyholder dividend obligation).

During the quarter ended September 30, 2003, gross unrealized losses in the debt securities portfolio declined to $117.7 million at September 30, 2003 from $119.3 million at June 30, 2003. The change was due to improvements in credit quality, offset by the effect of higher interest rates.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list for the identification and monitoring of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. As validation of our watch list process, we review all securities whose amortized cost basis was in excess of carrying value on a continuous basis for durations of zero to six months, greater than six months to 12 months, greater than 12 months to 24 months and greater than 24 months. This analysis is further broken down as to investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that we consider in making a determination that a security is other-than-temporarily impaired.

Our assessment of whether an investment by us in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

       o   defaulted on payment obligations;
       o   declared that it will default at a future point outside the current reporting period;
       o   announced that a restructuring will occur outside the current reporting period;

    o  severe liquidity problems that cannot be resolved;
    o  filed for bankruptcy;
    o  a financial condition such that future payments are highly unlikely;
    o  deteriorating financial condition and quality of assets;
    o  sustained significant losses during the current year;
    o  announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
    o  been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in debt securities, both outside and inside the closed block, as of September 30, 2003. In the tables, we separately present information that is applicable to unrealized losses outside the closed block and information that is applicable to unrealized losses inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See
Note 3 to our consolidated financial statements presented elsewhere in this Form 10-Q. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Gross unrealized losses on debt and equity securities outside of the closed block at September 30, 2003 by duration of unrealized loss and by debt securities credit quality follow ($ amounts in millions):

                                                          0 - 6        6 - 12       12 - 24      Over 24
                                             Total        Months       Months       Months       Months
                                          ------------  ------------ ------------ ------------ ------------
Debt Securities Outside Closed Block
Number of positions.......................        228           173           16           14           25
                                          ------------  ------------ ------------ ------------ ------------
Total fair value.......................... $  1,026.6    $    830.2   $     45.7   $     42.5   $    108.2
Total amortized cost......................    1,096.0         864.1         54.9         49.5        127.5
                                          ------------  ------------ ------------ ------------ ------------
Unrealized losses......................... $    (69.4)   $    (33.9)  $     (9.2)  $     (7.0)  $    (19.3)
                                          ============  ============ ============ ============ ============
Unrealized losses after offsets........... $    (27.2)   $    (13.4)  $     (3.4)  $     (2.7)  $     (7.7)
                                          ============  ============ ============ ============ ============

Investment grade:
Number of positions.......................        182           151           11            7           13
                                          ------------  ------------ ------------ ------------ ------------
Unrealized losses......................... $    (43.9)   $    (25.2)  $     (3.7)  $     (3.6)  $    (11.4)
                                          ============  ============ ============ ============ ============
Unrealized losses after offsets........... $    (16.9)   $    (10.0)  $     (1.1)  $     (1.4)  $     (4.4)
                                          ============  ============ ============ ============ ============

Below investment grade:
Number of positions.......................         46            22            5            7           12
                                          ------------  ------------ ------------ ------------ ------------
Unrealized losses......................... $    (25.5)   $     (8.7)  $     (5.5)  $     (3.4)  $     (7.9)
                                          ============  ============ ============ ============ ============
Unrealized losses after offsets........... $    (10.3)   $     (3.4)  $     (2.3)  $     (1.3)  $     (3.3)
                                          ============  ============ ============ ============ ============

Equity Securities Outside Closed Block
Number of positions.......................         69            53            4            8            4
                                          ------------  ------------ ------------ ------------ ------------
Unrealized losses......................... $     (1.6)   $     (1.2)  $     --     $     (0.3)  $     (0.1)
                                          ============  ============ ============ ============ ============
Unrealized losses after offsets........... $     (1.2)   $     (0.9)  $     --     $     (0.2)  $     (0.1)
                                          ============  ============ ============ ============ ============

For debt securities outside of the closed block with gross unrealized losses, 62% of the unrealized losses after offsets pertain to investment grade securities and 38% of the unrealized losses after offsets pertain to below investment grade securities.

Gross unrealized losses on investment grade debt securities outside of the closed block at September 30, 2003 by duration and extent of unrealized loss follow ($ amounts in millions):

                                                       0 - 6         6 - 12        12 - 24        Over 24
                                         Total         Months        Months        Months         Months
                                     -------------  ------------- ------------- -------------  -------------
Investment Grade Debt Securities
  Outside Closed Block
Number of positions.................          182            151            11             7             13
                                     -------------  ------------- ------------- -------------  -------------
Total fair value....................   $    897.6     $    762.0    $     28.3    $     16.2     $     91.1
Total amortized cost................        941.5          787.2          32.0          19.8          102.5
                                     -------------  ------------- ------------- -------------  -------------
Unrealized losses...................   $    (43.9)    $    (25.2)   $     (3.7)   $     (3.6)    $    (11.4)
                                     =============  ============= ============= =============  =============
Unrealized losses after offsets.....   $    (16.9)    $    (10.0)   $     (1.1)   $     (1.4)    $     (4.4)
                                     =============  ============= ============= =============  =============

Unrealized Loss Under 20% of Cost:
Number of positions.................          176            149            10             6             11
                                     -------------  ------------- ------------- -------------  -------------
Total fair value....................   $    847.4     $    753.7    $     23.9    $      9.5     $     60.3
Total amortized cost................        870.0          772.4          25.0           9.7           62.9
                                     -------------  ------------- ------------- -------------  -------------
Unrealized losses...................   $    (22.6)    $    (18.7)   $     (1.1)   $     (0.2)    $     (2.6)
                                     =============  ============= ============= =============  =============
Unrealized losses after offsets.....   $     (9.0)    $     (7.7)   $     (0.4)   $     --       $     (0.9)
                                     =============  ============= ============= =============  =============

Unrealized Loss Over 20% of Cost:
Number of positions.................            6              2             1             1              2
                                     -------------  ------------- ------------- -------------  -------------
Total fair value....................   $     50.2     $      8.3    $      4.4    $      6.7     $     30.8
Total amortized cost................         71.5           14.8           7.0          10.1           39.6
                                     -------------  ------------- ------------- -------------  -------------
Unrealized losses...................   $    (21.3)    $     (6.5)   $     (2.6)   $     (3.4)    $     (8.8)
                                     =============  ============= ============= =============  =============
Unrealized losses after offsets.....   $     (7.9)    $     (2.3)   $     (0.7)   $     (1.4)    $     (3.5)
                                     =============  ============= ============= =============  =============

Of the 182 investment grade debt securities held outside the closed block with unrealized losses, 162 have been in an unrealized loss position for 12 months or less at September 30, 2003 (including 159 that have unrealized losses less than 20% of cost). Of the remaining 20 security positions, seven have been in an unrealized loss position for 12 to 24 months (including six that have unrealized losses less than 20% of cost)
and 13 have been in an unrealized loss position for over 24 months (including 11 that have unrealized losses less than 20% of cost).

For the three investment grade debt securities that have been in an unrealized loss position for over 12 months with unrealized losses greater than 20% of cost, their aggregate unrealized losses were $12.2 million ($8.8 million of which relates to holdings in an unrealized loss position for over 24 months). Their aggregate unrealized losses after offsets were $4.9 million ($3.5 million of which relates to holdings in an unrealized loss position for over 24 months). None of these securities were considered to be other-than-temporarily impaired at September 30, 2003. Each of the three securities has performed, and is expected to continue to perform, in accordance with their original contractual terms. One security, acquired in 1998, is an AAA-rated interest only security that has declined in value due to lower short-term interest rates. The gross unrealized loss on this security at September 30, 2003 was $6.7 million, or 21% of its amortized cost. One security is an
AA/Aa1-rated collateralized bond obligation that has declined in value due to a decline in value of the collateral backing the security and an increase in required credit spreads for this type of security. The gross unrealized loss on this security at September 30, 2003 was $2.0 million, or 25% of its amortized cost. One security is an A2/A-rated issue that has declined in value due to the default of the original servicer of the pool of manufactured housing loans that are collateral for the transaction and uncertainty about the new servicer. The gross unrealized loss on this security at September 30, 2003 was $3.4 million, or 34% of its amortized cost.

Gross unrealized losses on below investment grade debt securities outside of the closed block at September 30,
2003 by duration and extent of unrealized loss follow ($ amount in millions):

                                                         0 - 6         6 - 12        12 - 24        Over 24
                                            Total        Months        Months        Months         Months
                                        ------------- ------------- ------------- -------------- -------------
Below Investment Grade Debt Securities
  Outside Closed Block
Number of positions.....................          46            22             5             7             12
                                        ------------- ------------- ------------- -------------- -------------
Total fair value........................  $    129.0    $     68.2    $     17.4    $     26.3     $     17.1
Total amortized cost....................       154.5          76.9          22.9          29.7           25.0
                                        ------------- ------------- ------------- -------------- -------------
Unrealized losses.......................  $    (25.5)   $     (8.7)   $     (5.5)   $     (3.4)    $     (7.9)
                                        ============= ============= ============= ============== =============
Unrealized losses after offsets.........  $    (10.3)   $     (3.4)   $     (2.3)   $     (1.3)    $     (3.3)
                                        ============= ============= ============= ============== =============

Unrealized Loss Under 20% of Cost:
Number of positions.....................          37            20             3             7              7
                                        ------------- ------------- ------------- -------------- -------------
Total fair value........................  $    117.1    $     61.8    $     17.4    $     26.3     $     11.6
Total amortized cost....................       124.9          64.7          17.8          29.7           12.7
                                        ------------- ------------- ------------- -------------- -------------
Unrealized losses.......................  $     (7.8)   $     (2.9)   $     (0.4)   $     (3.4)    $     (1.1)
                                        ============= ============= ============= ============== =============
Unrealized losses after offsets.........  $     (3.3)   $     (1.2)   $     (0.3)   $     (1.3)    $     (0.5)
                                        ============= ============= ============= ============== =============

Unrealized Loss Over 20% of Cost:
Number of positions.....................           9             2             2             0              5
                                        ------------- ------------- ------------- -------------- -------------
Total fair value........................  $     11.9    $      6.4    $     --      $     --       $      5.5
Total amortized cost....................        29.6          12.2           5.1          --             12.3
                                        ------------- ------------- ------------- -------------- -------------
Unrealized losses.......................  $    (17.7)   $     (5.8)   $     (5.1)   $     --       $     (6.8)
                                        ============= ============= ============= ============== =============
Unrealized losses after offsets.........  $     (7.0)   $     (2.2)   $     (2.0)   $     --       $     (2.8)
                                        ============= ============= ============= ============== =============

Of the 46 below investment grade debt security positions held outside the closed block with unrealized losses,
27 have been in an unrealized loss position for 12 months or less at September 30, 2003 (including 23 that have unrealized losses less than 20% of cost). Of the remaining 19 security positions, seven have been in an unrealized loss position for 12 to 24 months (all that have unrealized losses less than 20% of cost) and 12 have been in an unrealized loss position for over 24 months (including seven that have unrealized losses less than 20% of cost). For the nine below investment grade debt securities outside of the closed block with gross unrealized losses greater than 20% of cost at September 30, 2003, additional information on the continuous durations of that extent of loss follows ($ amounts in millions):

                                                        0 - 6         6 - 12        12 - 24        Over 24
                                           Total        Months        Months        Months         Months
                                        ------------  ------------- ------------- -------------- -------------
Continuous Unrealized Loss
  Over 20% of Cost
Number of positions.....................          9             5             3            0              1
                                        ------------  ------------- ------------- -------------- -------------
Total fair value........................  $    11.9     $    11.2     $     0.7     $    --        $    --
Total amortized cost....................       29.6          20.9           8.7          --             --
                                        ------------  ------------- ------------- -------------- -------------
Unrealized losses.......................  $   (17.7)    $    (9.7)    $    (8.0)    $    --        $    --
                                        ============  ============= ============= ============== =============
% unrealized loss to amortized cost.....       64.7%         52.8%         74.9%         --             --
                                        ============  ============= ============= ============== =============
Unrealized losses after offsets.........  $    (7.0)    $    (3.8)    $    (3.2)    $    --        $    --
                                        ============  ============= ============= ============== =============

Of the nine below investment grade debt security positions held outside the closed block with gross unrealized losses greater than 20% of cost at September 30, 2003, five have been in an unrealized position of greater than 20% of cost for six months or less at September 30, 2003. Of the remaining four positions, none have been in an

unrealized loss position greater than 20% of cost for 12 to 24 months and one has been in an unrealized loss position greater than 20% of cost for over 24 months with an unrealized loss of less than $0.1 million.

We hold subordinated debt as well as equity security positions in certain CBOs where we serve as investment advisor. One such affiliated CBO subordinated debt position is in a CBO that we consolidate and has a cost basis of $5.0 million at September 30, 2003. This position has had an unrealized loss greater than 20% of cost for six to 12 months. As a result of a changing interest rate environment, the fair value of the assets of the
CBO trust, including our position and those held in trust for benefit of third parties, are less than the redemption value of the CBO trust non-recourse liabilities due to third parties. Accordingly, the carrying value of our position under consolidation accounting is $0 at September 30, 2003, while our position has a discounted cash flow value of $5.0 million. We have recognized impairments of $3.0 million during 2003 related to this position. Consequently, our holding in this security is not considered to be other than temporarily impaired at September 30, 2003. The accounting for positions we hold in affiliated CBO trusts is currently the subject of evolving accounting guidance that is anticipated to be effective as of December 31, 2003 as further described in Note 1 to our consolidated financial statements in this Form 10-Q.

Gross unrealized losses on equity securities outside of the closed block, at September 30, 2003 by duration and extent of unrealized loss follow ($ amounts in millions):

                                                         0 - 6         6 - 12        12 - 24       Over 24
                                            Total        Months        Months        Months        Months
                                        ------------- ------------- ------------- ------------- -------------
Equity Securities
Number of positions....................          69            53             4             8             4
                                        ------------- ------------- ------------- ------------- -------------
Total fair value.......................  $     23.0    $     17.1    $      0.5    $      4.5    $      0.9
Total cost.............................        24.6          18.3           0.5           4.8           1.0
                                        ------------- ------------- ------------- ------------- -------------
Unrealized losses......................  $     (1.6)   $     (1.2)   $     --      $     (0.3)   $     (0.1)
                                        ============= ============= ============= ============= =============
Unrealized losses after offsets........  $     (1.0)   $     (0.7)   $     --      $     (0.2)   $     (0.1)
                                        ============= ============= ============= ============= =============

Unrealized Loss Under 20% of Cost:
Number of positions....................          61            48             3             7             3
                                        ------------- ------------- ------------- ------------- -------------
Total fair value.......................  $     22.3    $     16.5    $      0.5    $      4.4    $      0.9
Total cost.............................        23.5          17.3           0.5           4.7           1.0
                                        ------------- ------------- ------------- ------------- -------------
Unrealized losses......................  $     (1.2)   $     (0.8)   $     --      $     (0.3)   $     (0.1)
                                        ============= ============= ============= ============= =============
Unrealized losses after offsets........  $     (0.8)   $     (0.5)   $     --      $     (0.2)   $     (0.1)
                                        ============= ============= ============= ============= =============

Unrealized Loss Over 20% of Cost:
Number of positions....................           8             5             1             1             1
                                        ------------- ------------- ------------- ------------- -------------
Total fair value.......................  $      0.7    $      0.6    $     --      $      0.1    $     --
Total cost.............................         1.1           1.0          --             0.1          --
                                        ------------- ------------- ------------- ------------- -------------
Unrealized losses......................  $     (0.4)   $     (0.4)   $     --      $     --      $     --
                                        ============= ============= ============= ============= =============
Unrealized losses after offsets........  $     (0.2)   $     (0.2)   $     --      $     --      $     --
                                        ============= ============= ============= ============= =============

Of the 69 equity securities held outside the closed block with unrealized losses, 57 have been in an unrealized loss position for 12 months or less at September 30, 2003 (including 51 that have unrealized losses less than 20% of cost). Of the remaining 12 securities, eight have been in an unrealized loss position for 12 to 24 months (including seven that have unrealized losses less than 20% of cost) and four have been in an unrealized loss position for over 24 months (including three that have unrealized losses less than 20% of cost). For the eight equity securities with gross unrealized losses greater than 20% of cost at September 30,
2003, additional information on the continuous durations of that extent of loss follows ($ amounts in millions):

                                                        0 - 6         6 - 12          12 - 24       Over 24
                                           Total        Months        Months          Months        Months
                                       ------------- ------------- -------------  -------------  -------------
Continuous Unrealized Loss
  Over 20% of Cost
Number of positions................             8             8              0              0              0
                                       ------------- ------------- -------------  -------------  -------------
Total fair value...................     $     0.7    $      0.7     $    --        $    --        $    --
Total cost.........................           1.1           1.1          --             --             --
                                       ------------- ------------- -------------  -------------  -------------
Unrealized losses..................     $    (0.4)    $    (0.4)    $    --        $    --        $    --
                                       ============= ============= =============  =============  =============
% unrealized loss to cost..........          36.4%         36.4%         --             --             --
                                       ============= ============= =============  =============  =============
Unrealized losses after offsets....     $    (0.2)    $    (0.2)    $    --        $    --        $    --
                                       ============= ============= =============  =============  =============

Of the eight equity securities with gross unrealized losses greater than 20% of cost at September 30, 2003, all have been in an unrealized loss position of greater than 20% of cost for six months or less at September
30, 2003.

Gross unrealized losses on debt and equity securities in the closed block at September 30, 2003 by duration of unrealized loss and by debt securities credit quality follow ($ amounts in millions):

                                                        0 - 6         6 - 12         12 - 24        Over 24
                                          Total         Months        Months         Months         Months
                                       ------------- ------------- -------------  -------------  -------------
Debt Securities Inside Closed Block
Number of positions..................         151           115            12               5             19
                                       ------------- ------------- -------------  -------------  -------------
Total fair  value....................   $   808.5     $   631.6    $     41.1     $      27.7     $    108.1
Total amortized cost.................       856.8         654.5          44.3            34.1          123.9
                                       ------------- ------------- -------------  -------------  -------------
Unrealized losses....................   $   (48.3)    $   (22.9)   $     (3.2)    $      (6.4)    $    (15.8)
                                       ============= ============= =============  =============  =============
Unrealized losses after offsets......   $    --       $    --      $     --       $     --       $     --
                                       ============= ============= =============  =============  =============

Investment grade:
Number of positions..................         115            98             6               0             11
                                       ------------- ------------- -------------  -------------  -------------
Unrealized losses....................   $   (25.5)    $   (17.7)   $     (1.7)    $     --       $      (6.1)
                                       ============= ============= =============  =============  =============
Unrealized losses after offsets......   $    --       $    --      $     --       $     --       $     --
                                       ============= ============= =============  =============  =============

Below investment grade:
Number of positions.................            36           17             6               5              8
                                       ------------- ------------- -------------  -------------- ------------
Unrealized losses...................    $    (22.8)   $    (5.2)   $     (1.5)    $      (6.4)   $      (9.7)
                                       ============= ============= =============  ============== ============
Unrealized losses after offsets.....    $     --      $     --     $      --      $       --      $      --
                                       ============= ============= =============  ============== ============

Equity Securities Inside Closed Block
Number of positions.................           86            86             0               0              0
                                       ------------- ------------- -------------  -------------- ------------
Unrealized losses...................    $    (1.2)   $    (1.2)    $      --      $      --       $    --
                                       ============= ============= =============  ============== ============
Unrealized losses after offsets.....    $     --      $    --      $      --      $      --       $    --
                                       ============= ============= =============  ============== ============

For debt securities in the closed block with gross unrealized losses, 53% of the unrealized losses pertain to investment grade securities and 47% of the unrealized losses pertain to below investment grade securities.

Gross unrealized losses on investment grade securities in the closed block at September 30, 2003 by duration and extent of unrealized loss follow ($ amounts in millions):

                                                       0 - 6           6 - 12         12 - 24       Over 24
                                        Total          Months          Months         Months        Months
                                    -------------  --------------  -------------- ------------- --------------
Investment Grade Debt Securities
  Inside Closed Block
Number of positions................         115              98               6              0            11
                                    -------------  --------------  -------------- ------------- --------------
Total fair value...................  $    625.4      $    544.1      $     19.0     $     --      $     62.3
Total amortized cost...............       650.9           561.8            20.7           --            68.4
                                    -------------  --------------  -------------- ------------- --------------
Unrealized losses..................  $    (25.5)     $    (17.7)     $     (1.7)    $     --      $     (6.1)
                                    =============  ==============  ============== ============= ==============
Unrealized losses after offsets....  $     --        $     --        $     --       $     --      $     --
                                    =============  ==============  ============== ============= ==============

Unrealized Loss Under 20% of Cost:
Number of positions................         112              98               6              0             8
                                    -------------  --------------  -------------- ------------- --------------
Total fair value...................  $    617.3      $    544.1      $     19.0     $     --      $     54.2
Total amortized cost...............       640.0           561.8            20.7           --            57.5
                                    -------------  --------------  -------------- ------------- --------------
Unrealized losses..................  $    (22.7)     $    (17.7)     $     (1.7)    $     --      $     (3.3)
                                    =============  ==============  ============== ============= ==============
Unrealized losses after offsets....  $     --        $     --        $     --       $     --      $     --
                                    =============  ==============  ============== ============= ==============

Unrealized Loss Over 20% of Cost:
Number of positions................           3               0               0              0             3
                                    -------------  --------------  -------------- ------------- --------------
Total fair value...................  $      8.1      $     --        $     --       $     --      $      8.1
Total amortized cost...............        10.9            --              --             --            10.9
                                    -------------  --------------  -------------- ------------- --------------
Unrealized losses..................  $     (2.8)     $     --        $     --       $     --      $     (2.8)
                                    =============  ==============  ============== ============= ==============
Unrealized losses after offsets....  $     --        $     --        $     --       $     --      $     --
                                    =============  ==============  ============== ============= ==============

Of the 115 investment grade debt securities held in the closed block with unrealized losses, 104 have been in an unrealized loss position for 12 months or less at September 30, 2003 (all of which have unrealized losses less than 20% of cost). Of the remaining 11 security positions, all have been in an unrealized loss position for over 24 months (including eight that have unrealized losses less than 20% of cost).

Eight investment grade debt securities have been in an unrealized loss position for over 24 months with unrealized losses less than 20% of cost with an aggregate unrealized loss of $3.3 million. Of these eight securities, none have an individual unrealized loss of greater than $0.7 million. One of these is an AA-rated corporate senior debt bank issue with an unrealized loss of $0.5 million, five are A-rated bank issues that have declined in fair value due to an increase in required credit spreads for the securities with an unrealized loss of $1.9 million, and two are collateralized aircraft financings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft related investments with an unrealized loss of $0.9 million.

For the three investment grade debt securities that have been in an unrealized loss position for over 24 months with unrealized losses greater than 20% of cost, their aggregate unrealized losses was $2.8 million.
None of these securities were considered to be other-than-temporarily impaired at September 30, 2003. Each of the three securities has performed, and is expected to continue to perform, in accordance with their original contractual terms. One of the securities is a collateralized aircraft financing that has declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft related investments. The unrealized loss on this security at September 30, 2003 totaled $1.4 million, or 31%, of its amortized cost. One issue is an A-rated timber-collateralized holding that has declined in fair value due to a decline in the price of lumber. The unrealized loss on this security at September 30, 2003 was $1.1 million, or 22%, of its amortized cost. One security is an AA/Aa1-rated collateralized bond obligation that has declined in value due to a decline in value of

the collateral backing the security and an increase in credit spreads for this type of security. The unrealized loss on this security at September 30, 2003 totaled $0.3 million, or 22%, of its amortized cost.

Gross unrealized losses on below investment grade debt securities in the closed block at September 30, 2003 by duration and extent of unrealized loss follow ($ amount in millions):

                                                       0 - 6           6 - 12         12 - 24       Over 24
                                        Total          Months          Months         Months        Months
                                    -------------  --------------  -------------- -------------- -------------
Below Investment Grade Debt
  Securities Inside Closed Block
Number of positions................          36              17               6              5             8
                                    -------------  --------------  -------------- -------------- -------------
Total fair value...................  $    183.1      $     87.5      $     22.1     $     27.7    $     45.8
Total amortized cost...............       205.9            92.7            23.6           34.1          55.5
                                    -------------  --------------  -------------- -------------- -------------
Unrealized losses..................  $    (22.8)     $     (5.2)     $     (1.5)    $     (6.4)   $     (9.7)
                                    =============  ==============  ============== ============== =============
Unrealized losses after offsets....  $     --        $     --        $     --       $     --      $     --
                                    =============  ==============  ============== ============== =============

Unrealized Loss Under 20% of Cost:
Number of positions................          31              16               6              3             6
                                    -------------  --------------  -------------- -------------- -------------
Total fair value...................  $    169.5      $     83.6      $     22.1     $     24.3    $     39.5
Total amortized cost...............       182.8            87.7            23.6           27.2          44.3
                                    -------------  --------------  -------------- -------------- -------------
Unrealized losses..................  $    (13.3)     $     (4.1)     $     (1.5)    $     (2.9)   $     (4.8)
                                    =============  ==============  ============== ============== =============
Unrealized losses after offsets....  $     --        $     --        $     --       $     --      $     --
                                    =============  ==============  ============== ============== =============

Unrealized Loss Over 20% of Cost:
Number of positions................           5               1               0              2             2
                                    -------------  --------------  -------------- -------------- -------------
Total fair value...................  $     13.6      $      3.9      $     --       $      3.4    $      6.3
Total amortized cost...............        23.1             5.0            --              6.9          11.2
                                    -------------  --------------  -------------- -------------- -------------
Unrealized losses..................  $     (9.5)     $     (1.1)     $     --       $     (3.5)   $     (4.9)
                                    =============  ==============  ============== ============== =============
Unrealized losses after offsets....  $     --        $     --        $     --       $     --      $     --
                                    =============  ==============  ============== ============== =============

Of the 36 below investment grade debt security positions held in the closed block with unrealized losses, 23 have been in an unrealized loss position for 12 months or less at September 30, 2003 (including 22 that have unrealized losses less than 20% of cost). Of the remaining 13 positions, five have been in an unrealized loss position for 12 to 24 months (including three that have unrealized losses less than 20% of cost) and eight have been in an unrealized loss position for over 24 months (including six that have unrealized losses less than 20% of cost). For the five below investment grade debt securities in the closed block with gross unrealized losses greater than 20% of cost at September 30, 2003, additional information on the continuous durations of that extent of loss follows ($ amounts in millions):

                                                       0 - 6          6 - 12         12 - 24        Over 24
                                        Total          Months         Months         Months         Months
                                     -------------  -------------  -------------  -------------  -------------
Continuous Unrealized Loss
  Over 20% of Cost
Number of positions.................          5               1              2              2               0
                                     -------------  -------------  -------------  -------------  -------------
Total fair value....................  $    13.6       $     3.9      $     3.4      $     6.3      $    --
Total amortized cost................       23.1             5.0            6.9           11.2           --
                                     -------------  -------------  -------------  -------------  -------------
Unrealized losses...................  $    (9.5)      $    (1.1)     $    (3.5)     $    (4.9)     $    --
                                     =============  =============  =============  =============  =============
% unrealized loss to amortized cost.       48.3%           22.0%          56.5%          48.5%          --
                                     =============  =============  =============  =============  =============
Unrealized losses after offsets.....  $    --         $    --        $    --        $    --        $    --
                                     =============  =============  =============  =============  =============

Of the five below investment grade debt security positions held in the closed block with gross unrealized losses greater than 20% of cost at September 30, 2003, three have been in an unrealized loss position of greater than 20% of cost for 12 months or less at September 30, 2003. Of the remaining two positions, both have been in an unrealized position greater than 20% of cost for 12 to 24 months. None of these securities were considered to be other-than-temporarily impaired at September 30, 2003. Each security has performed, and is expected to continue to perform, in accordance with their original contractual terms. One issue is a collateralized airplane lease related holding that has declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft related investments. The unrealized loss on this security at September 30, 2003 was $3.5 million, or 56.5%, of its amortized cost. The other issue is an energy/power generation related holding that has declined in fair value due to downgrades, bankruptcies and weakness in the energy market. The unrealized loss on this security at September 30, 2003 was $1.4 million, or
29.0%, of its amortized cost.

Gross unrealized losses on equity securities in the closed block, at September 30, 2003 by duration and extent of unrealized loss follow ($ amounts in millions):

                                                                                     Unrealized Loss
                                                                              ------------------------------
                                                               0 - 6             Under 20%       Over 20%
                                                Total          Months             of Cost        of Cost
                                           --------------  --------------     --------------  --------------
Equity Securities                                                          |
Number of positions......................            86              86    |            85               1
                                           --------------  --------------  |  --------------  --------------
Total fair  value........................    $     25.4      $     25.4    |    $     25.1      $      0.3
Total cost...............................          26.6            26.6    |          26.2             0.4
                                           --------------  --------------  |  --------------  --------------
Unrealized losses........................    $     (1.2)     $     (1.2)   |    $     (1.1)     $     (0.1)
                                           ==============  ==============  |  ==============  ==============
Unrealized losses after offsets..........    $     --        $     --      |    $     --        $     --
                                           ==============  ==============  |  ==============  ==============

Of the 86 equity securities held inside the closed block with unrealized losses, all have been in an unrealized loss position for 6 months or less at September 30, 2003.

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
We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified. At September 30, 2003, no single non-affiliated issuer constituted more than $6.7 million of our gross unrealized losses.

Aberdeen Asset Management PLC

Our ownership of Aberdeen convertible debt securities includes two issues: $32.5 million of 7.5% convertible subordinated notes and $19.0 million of 5.875% convertible bonds. The 7.5% convertible subordinated notes were originally issued in 1996 at 7%, with a maturity of March 29, 2003, subject to four six-month extensions at
Aberdeen's option with increasing interest rates. In March 2003, these notes were partially paid down by $5.0 million, with the remainder extended, subject to a rate increase to 7.5% and a maturity of September 29, 2003.
The maturity on these notes was extended again to March 29, 2004 with a partial pay down of $5.0 million received in November 2003 at an interest rate of 7.5%. The 5.875% convertible bonds were issued in 2002 and mature in 2007. The carrying value of these issues, which have investment grade ratings and are included in available-for-sale debt securities, was $49.4 million and $52.7 million at September 30, 2003 and year-end
2002, respectively. The cost of these issues was $54.2 million and $58.7 million at September 30, 2003 and year-end 2002, respectively.

Our ownership of Aberdeen common stock includes 4% of the company's outstanding common shares that we purchased in May 2001 for $46.8 million and 18% of its outstanding common shares that we purchased between
1996 and 1999 for $62.3 million. As of June 30, 2003, we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired resulting in an $89.1 million pre-tax, non-cash charge to earnings during the three month period ended June 30, 2003. The carrying value of our equity investment in Aberdeen was $34.1 million and $119.3 million at September 30, 2003 and year-end 2002, respectively. The fair value, based on quoted market price of underlying shares, of our equity investment in Aberdeen was $44.6 million and $43.6 million at September 30, 2003 and year-end 2002,
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

Since the third quarter of 2002, we have evaluated the carrying value of our equity method investment in
Aberdeen for other-than-temporary impairment. This evaluation considered quantitative and qualitative factors including quoted market price for the underlying securities, the duration that the carrying value has been in excess of fair value, historical and projected earnings and cash flow capacity.

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
o  Dispute with clients related to certain closed-end funds managed by Aberdeen; and
o  As at June 30, 2003, the carrying value of our equity method investment in Aberdeen continuously exceeded the underlying fair value as represented by its publicly traded share price for a period of nine to 12 months.

On October 24, 2003, Aberdeen completed the acquisition of 100% of the outstanding common stock of Edinburgh
Fund Managers Group plc, an Edinburgh Scotland based asset manager, for £36 million through the issuance of 58.9 million shares of Aberdeen common stock. Subsequent to this acquisition, our percentage ownership in
Aberdeen's common stock was diluted from approximately 22% to 17%, although our representation on Aberdeen's
Board of Directors remained at two seats out of 12 seats. Based on our continued substantial ownership position and related board representation, we have the ability to significantly influence the operations of
Aberdeen and, therefore, we will continue to account for our investment using the equity method of accounting subsequent to October 24, 2003.

On October 31, 2003, Aberdeen announced the sale of the management rights of the retail unit trusts and open-ended investment company funds (approximately £965 million in assets under management) in the acquisition of Edinburgh Fund Managers for £27 million in cash and £3 million in shares of the acquirer, New Star Asset Management Group Limited. Proceeds from this transaction were used to reduce debt on
Aberdeen's balance sheet, including a partial payment to us of $5 million on the 7.5% note. Subsequent to this transaction, Aberdeen will continue to manage £23.2 billion as of August 31, 2003 of assets under management.

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

The Phoenix Companies, Inc. (the holding company)

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

The holding company does not expect to receive dividends from PXP in the near term because we expect PXP will use a substantial portion of its cash flows from operations to pay contingent consideration for prior acquisitions, to repay intercompany debt, including debt to the holding company, and to meet intercompany interest obligations.

The holding company has a $100.0 million 364-day unfunded, unsecured senior revolving credit facility expiring on December 22, 2003 under which it has direct borrowing rights, as do Phoenix Life and PXP with the holding company's unconditional guarantee. We are currently renegotiating this revolving credit facility and expect to have a new facility in place prior to December 22, 2003. Through September 30, 2003, we have not drawn on our existing revolving credit facility. We expect dividend payments from Phoenix Life, debt servicing from PXP and borrowing capacity under the holding company's revolving credit facility to be sufficient to enable the holding company to make dividend payments on its common stock, pay its operating expenses, service its outstanding debt, make contributions or loans to its subsidiaries and meet its other obligations.

Consolidated Financial Condition

The following table presents the consolidated balance sheet as of September 30, 2003 and year-end 2002 ($
amounts in millions):

                                                                   2003             2002           Change
                                                               --------------  ---------------  --------------
ASSETS:
Debt securities..............................................   $  13,007.5      $  11,894.1     $   1,113.4
Equity securities............................................         357.4            391.2           (33.8)
Mortgage loans...............................................         328.1            468.8          (140.7)
Venture capital partnerships.................................         240.3            228.6            11.7
Affiliate equity securities..................................          41.9            134.7           (92.8)
Policy loans.................................................       2,212.1          2,195.9            16.2
Other investments............................................         413.5            398.9            14.6
                                                               --------------  ---------------  --------------
Total investments............................................      16,600.8         15,712.2           888.6
Cash and cash equivalents....................................         628.3          1,058.5          (430.2)
Accrued investment income....................................         237.5            192.3            45.2
Receivables..................................................         184.5            217.3           (32.8)
Deferred policy acquisition costs............................       1,335.6          1,234.1           101.5
Deferred income taxes........................................          60.9             41.4            19.5
Intangible assets with definite lives........................         273.6            291.7           (18.1)
Goodwill and other indefinite lived intangible assets........         463.7            456.0             7.7
Other general account assets.................................         238.8            239.5            (0.7)
Separate account and investment trust assets.................       7,082.5          5,793.1         1,289.4
                                                               --------------  ---------------  --------------
Total assets.................................................   $  27,106.2      $  25,236.1     $   1,870.1
                                                               ==============  ===============  ==============

LIABILITIES:
Policy liabilities and accruals..............................   $  12,964.7      $  12,680.0     $     284.7
Policyholder deposit funds...................................       3,737.8          3,395.7           342.1
Stock purchase contracts.....................................         124.1            137.6           (13.5)
Indebtedness.................................................         642.5            644.3            (1.8)
Other general account liabilities............................         542.5            542.9            (0.4)
Separate account and investment trust liabilities............       7,082.5          5,793.1         1,289.4
                                                               --------------  ---------------  --------------
Total liabilities............................................      25,094.1         23,193.6         1,900.5
                                                               --------------  ---------------  --------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries.           6.5             10.8            (4.3)
                                                               --------------  ---------------  --------------

STOCKHOLDERS' EQUITY:
Common stock and additional paid in capital..................       2,430.0          2,425.4             4.6
Deferred compensation on restricted stock units..............          (3.9)            --              (3.9)
Accumulated deficit..........................................        (340.0)          (292.6)          (47.4)
Accumulated other comprehensive income.......................         110.5             94.6            15.9
Treasury stock...............................................        (191.0)          (195.7)            4.7
                                                               --------------  ---------------  --------------
Total stockholders' equity...................................       2,005.6          2,031.7           (26.1)
                                                               --------------  ---------------  --------------
Total liabilities, minority interest and stockholders' equity   $  27,106.2      $  25,236.1     $   1,870.1
                                                               ==============  ===============  ==============

Available-for-sale debt securities increased $1,113.4 million, or 9%, from year-end 2002 reflecting significant appreciation of bond values due to lower interest rates, as well as, the investment of year-end cash and cash equivalents and proceeds from disposals of other asset classes in fixed maturities.

Equity securities decreased $33.8 million, or 7%, from year-end 2002 primarily due to a decrease in the fair value of HRH common stock, which we hold as collateral for our stock purchase contracts, partially offset by appreciation in the value of other equity securities.

Affiliate equity securities decreased $92.8 million, or 69%, from year-end 2002 primarily due to an $89.1 million pre-tax, non-cash charge related to the other-than-temporary impairment of our equity investment in
Aberdeen

taken in the second quarter of 2003. See Note 5 to our consolidated financial statements included in this Form
10-Q for additional information.

Mortgage loans decreased $140.7 million, or 30%, compared to year-end 2002 reflecting continued mortgage loan pay downs, including several significant prepayments in the first nine months and the sale of a portfolio of loans in the second quarter of 2003.

Cash and cash equivalents decreased $430.2 million, or 41%, from year-end 2002 primarily due to cash outflows for investment purchases partially offset by policyholder deposit fund receipts, and cash from continuing operations.

Accrued investment income increased $45.2 million, or 24%, from year-end 2002 as a result of higher invested asset balances.

Deferred policy acquisition costs increased $101.5 million, or 8%, from year-end 2002, due primarily to business growth and the acquisition of the minority interest PFG Holdings. See Note 3 to our consolidated financial statements in this Form 10-Q for additional information. The composition of deferred acquisition costs by product at September 30, 2003 and year-end 2002 follows ($ amounts in millions):

                                                                2003            2002            Change
                                                          ---------------  ---------------  ---------------

Variable universal life...............................      $    322.9       $    309.9       $     13.0
Universal life........................................           148.6            105.2             43.4
Variable annuities....................................           278.2            240.0             38.2
Fixed annuities.......................................            20.8              7.7             13.1
Participating life....................................           539.7            551.0            (11.3)
Other.................................................            25.4             20.3              5.1
                                                          ---------------  ---------------  ---------------
Total deferred acquisition costs......................      $  1,335.6       $  1,234.1       $    101.5
                                                          ===============  ===============  ===============

Policy liabilities and accruals increased $284.7 million, or 3%, from year-end 2002 primarily due normal business growth, partially offset by a decrease in the policyholder dividend obligation.

Policyholder deposit funds increased $342.1 million, or 10%, from year-end 2002 primarily due to growth in fixed and market value adjusted annuity deposits, offset by net withdrawals from retirement planners edge, a variable annuity product.

Stock purchase contracts decreased $13.5 million, or 10%, from year-end 2002 primarily due to the increase in the fair value of the embedded derivative investment. We recorded a favorable change in fair value of the embedded derivative investment of $11.3 with an offset to other comprehensive income. The increased fair value of the embedded derivative investment was primarily due to a decrease in the quoted market price of HRH common stock.. See Note 6 to our consolidated financial statements in this Form 10-Q for additional information.

Life Companies

Our Life Companies' liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products; the payment of dividends by Phoenix Life to The Phoenix Companies, Inc.;
operating expenses; contributions to subsidiaries; and payment of principal and interest by Phoenix Life on its outstanding debt obligation. Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. Our
Life Companies also have liabilities arising from the runoff of the remaining group accident and health reinsurance discontinued operations.

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash in-flows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash in-flows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Additional liquidity to meet cash outflows is available from our Life Companies' portfolios of liquid assets.
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

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Our Life Companies closely monitor their liquidity requirements in order to match cash in-flows with expected cash out-flows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, our Life Companies maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter term liabilities are matched with investments such as short-term and medium-term fixed maturities.

The following table summarizes the withdrawal characteristics of our Life Companies' annuity contract reserves and deposit fund liabilities as of September 30, 2003 and year-end 2002 ($ amounts in millions).

                                                                          2003                    2002
                                                               -----------------------  ---------------------
                                                                 Amount(1)        %        Amount(1)       %
                                                               ------------   --------  ------------  --------
Not subject to discretionary withdrawal provision............   $   180.7          3%    $    168.1      3%
Subject to discretionary withdrawal without adjustment.......     2,032.6         30%       2,073.3     35%
Subject to discretionary withdrawal with market value
  adjustment.................................................       804.1         12%         649.7     11%
Subject to discretionary withdrawal at contract value less
  surrender charge...........................................       994.5         15%         701.5     11%
Subject to discretionary withdrawal at market value..........     2,642.8         40%       2,386.5     40%
                                                               ------------   --------  ------------  --------
Total Annuity Contract Reserves and Deposit Fund Liabilities.   $ 6,654.7        100%    $  5,979.1    100%
                                                               ============   ========  ============  ========

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of September 30, 2003, our Life Companies had approximately $11.3 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable

interest rates that are reset annually on the policy anniversary. The amount of our policy loans has not changed significantly since 1999. Our policy loans at September 30, 2003 were $2.2 billion.

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

PXP

PXP's liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. PXP also would require liquidity to fund the costs of any potential acquisitions, as well as any contingent payments for previous acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital. PXP's current sources of liquidity also include a revolving credit facility under which PXP has direct borrowing rights, subject to our unconditional guarantee. We believe that PXP's current and anticipated sources of liquidity are adequate to meet its current and anticipated needs.

Contractual Obligations and Commercial Commitments

As of September 30, 2003, we had $672.1 million outstanding related to contractual obligations, excluding derivative instruments, and $145.9 million in commercial commitments. The following table presents our contractual obligations and commercial commitments, including the years in which such obligations will come due and such commercial commitments expire ($ amounts in millions).

                                        Total          2003       2004 - 2005     2006 - 2007     Thereafter
                                     ------------  ------------  --------------  -------------  --------------
Contractual Obligations Due
Indebtedness(1) ....................  $    628.7    $     --       $     --        $    175.0     $    453.7
Future Minimum Lease Payments......        43.4           3.9           26.3             5.4            7.8
Other(2) ...........................        --            --             --              --             --
                                     ------------  ------------  --------------  -------------  --------------
Total Contractual Obligations......  $    672.1    $      3.9     $     26.3      $    180.4     $    461.5
                                     ============  ============  ==============  =============  ==============

                                        Total          2003       2004 - 2005     2006 - 2007     Thereafter
                                     ------------  ------------  --------------  -------------  --------------
Commercial Commitments Expire
Standby Letters of Credit(3) .......  $     10.3    $     10.3     $     --        $     --       $     --
Other Commercial Commitments(2)(4) ..       135.6           1.4            4.5            19.1          110.6
                                     ------------  ------------  --------------  -------------  --------------
Total Commercial Commitments.......  $    145.9    $     11.7     $      4.5      $     19.1     $    110.6
                                     ============  ============  ==============  =============  ==============

(1)   Indebtedness amounts include principal only.
(2)   There are no minimum contractual obligations in this category; however, see discussion below with respect to Commitments Related to Recent Business Combinations.
(3)   Our standby letters of credit automatically renew on an annual basis.
(4)   Other commercial commitments relate to venture capital partnerships. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio in the quarter ended September 30, 2003 was $9.4 million.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and put/call arrangements summarized as follows:

Kayne Anderson Rudnick

We have an earn-out arrangement effective December 31, 2003 for non-Phoenix members of Kayne Anderson Rudnick
(KAR) that is in the form of a put/call. Non-Phoenix shareholders will be entitled to a payment in the first quarter of 2004 equal to the excess (if any) of (a) the lesser of (i) $165 million or (ii) 2003 net investment advisory fees times 4.5 times 60%, over (b) $100 million. The maximum earnout payment is $65 million. In certain instances the earn-out date will be accelerated, in which case the net investment advisory fees used in the calculation will be the trailing twelve months. We currently estimate this payment will be between $27.5 million and $32.5 million.

Phoenix has an additional purchase arrangement in which existing minority shareholders of KAR will sell 15% of
KAR to Phoenix at 5% per year at each year-end 2004 through 2006. The purchase price will be net investment advisory fees for each year times 4.5 times 5% (the proportionate interest purchased). Such amounts are paid during the following quarter. Under certain circumstances, the purchases may be accelerated.

There is also a put/call arrangement with respect to the remaining 25% of the total membership interests. The purchase price will be equal to investment advisory fees for the relevant contract year multiplied by 4.5 multiplied by the amount of membership interest purchased. The contract year is defined as the twelve months ending December 31, 2006 and each calendar year thereafter. The pricing on the put/calls will be determined within 60 days after each such year-end and can be exercised within 60 days of the finalization of the price.
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
In addition, in certain circumstances, the purchases may be accelerated. Once these units are purchased and then reissued the amount of cash that PXP will need to pay to repurchase these units in the future will be based on the growth in revenues since the reissuance dates. There is no expiration date for the put/call agreements. There is no cap or floor on the put/call price.

In August 2003, certain members of KAR accelerated their put/call arrangement. The purchase price for these units totaled $4.4 million, which was recorded as additional purchase price by PXP and allocated to goodwill and definite-lived intangible assets.

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

We have accounted for our acquisition of the remaining interest in PFG Holdings as a step-purchase acquisition.
Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the present value of future profits (PVFP) acquired and a related deferred tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price plus transaction costs of $7.6 million has been assigned to goodwill. We

have not presented pro forma information as if PFG Holdings had been acquired at the beginning of January 2003, as it is not material to our financial statements. For additional information, see Note 4 to our consolidated financial statements in this Form 10-Q.

Seneca

We have a put/call arrangement with respect to the 31.6% membership interests in Seneca not owned by PXP. The purchase price is equal to investment advisory fees for the relevant year multiplied by 3.5 multiplied by the amount of membership interest purchased. The pricing on the put/calls will be determined within 60 days after each calendar year-end and can be exercised within 60 days of the finalization of the price. All of these membership interests acquired will be reissued to members/employees of Seneca. The reissuance process involves
PXP contributing the units to Seneca and then Seneca selling the units to the members/employees. The members/employees do not pay cash for these purchases, but enter into a note payable agreement with Seneca. PXP has preferential distribution rights with respect to payments of principal and interest on these notes. Since these units have already been purchased by PXP and reissued at least once, the amount of cash that PXP will need to pay to repurchase these units in the future will be the amount related to the growth in revenues since the various reissuance dates. There is no cap or floor on the put/call price. The put/call agreements will expire after the year ended December 31, 2007.

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

Statutory Capital and Surplus and Risk-based Capital

Phoenix Life's statutory basis capital and surplus (including asset valuation reserve) decreased from $1,008.0 million at year-end 2002 to $990.2 million at September 30, 2003. Phoenix Life's statutory gain from operations was $2.4 million and $42.3 million for the three and nine month periods ended September 30, 2003.

Section 1322 of New York Insurance Law requires that New York life insurers report their Risk-Based Capital.
(RBC). RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Insurance Department explicit regulatory authority to require various actions by, or take various actions against, insurers whose Total
Adjusted Capital (capital and surplus plus one-half the policyholder dividend liability) does not exceed certain RBC levels. Each of our other life insurance subsidiaries is also subject to these same RBC requirements.

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

At September 30, 2003, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of
300% of Company Action Level.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15 to 1. The largest of these subsidiaries had net capital of approximately $3.4 million, which is $2.8 million in excess of its required minimum net capital of $0.6 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2.75 to 1. The ratios of aggregate indebtedness to net capital for each of the other broker-dealer subsidiaries were also below the regulatory ratio at September 30, 2003, and their respective net capital each exceeded their applicable required minimum.

Consolidated Cash Flows

The following table presents summary consolidated cash flow data for the three and nine month periods ended
September 30, 2003 and 2002 ($ amounts in millions):

                                                 Three Months                          Nine Months
                                    ------------------------------------- ------------------------------------
                                         2003        2002        Change       2003        2002        Change
                                    ----------- ------------ ----------- ----------- ------------- -----------
Cash from continuing operations....  $    92.2   $    44.0      $  48.2   $   237.7    $   165.5    $    72.2
Cash for discontinued operations...      (15.0)       12.2        (27.2)      (60.0)       (62.0)         2.0
Cash for continuing operations
  investing activities.............      (80.0)     (668.1)       588.1      (917.5)    (1,684.3)       766.8
Cash from discontinued operations
  investing activities.............       --         (12.1)        12.1        (6.7)        23.4        (30.1)
Cash from financing activities.....  $   (23.2)  $   673.3      $(696.5)  $   316.3    $ 1,453.9    $(1,137.6)

For the three and nine month periods ended September 30, 2003, cash from continuing operations increased $48.2 million and $72.2 million, respectively, over the comparable periods in 2002, due primarily to lower benefit and policy acquisition cost payments made partially offset by lower premiums collected.

For the three and nine month periods ended September 30, 2003, cash for continuing operations investing activities decreased $588.1 million and $766.8 million, respectively, over the comparable periods in 2002, due primarily to lower cash from financing activities due to lower policyholder deposit fund receipts.

For the three and nine month periods ended September 30, 2003, cash from (for) financing activities decreased
$696.5 million and $1,137.6 million, respectively, over the comparable periods in 2002, due primarily to lower policyholder deposit fund receipts, partially offset by treasury stock purchases in the 2002 periods that were not continued in the 2003 periods.

Related Party Transactions

State Farm Mutual Automobile Insurance Company (State Farm) currently owns of record more than 5 percent of our outstanding common stock. During the three and nine month periods ended September 30, 2003, our subsidiaries paid total compensation of $6.7 million and $16.8 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale our insurance and annuity products.

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

The tables below show the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value as of September 30, 2003 ($ amounts in millions). Given that our asset and liability portfolio durations were well matched for the periods indicated, we would expect market value gains or losses in assets to be largely offset by corresponding changes in liabilities.

                                                               -100 Basis                        +100 Basis
                                            Carrying Value    Point Change      Fair Value      Point Change
                                            ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents.................    $     628.3      $     628.8      $     628.3      $     627.8
Available-for-sale debt securities........       13,007.5         13,599.6         13,007.5         12,415.9
Mortgage loans............................          328.1            357.4            348.1            338.8
                                            ---------------  ---------------  ---------------  ---------------
Totals....................................    $  13,963.9      $  14,585.8      $  13,983.9      $  13,382.5
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

The tables below show the interest rate sensitivity of our interest rate derivatives measured in terms of fair value as of September 30, 2003 ($ amounts in millions). These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

                                                  Weighted          -100                            +100
                                                   Average          Basis                           Basis
                                  Notional          Term            Point           Fair            Point
                                   Amount          (Years)          Change          Value           Change
                                ------------    ------------     ------------    ------------    ------------

Interest rate swaps...........    $  540.0          10.7          $    35.9       $    22.6       $     9.4
Other.........................        90.0           2.8                0.6             0.6             0.8
                                ------------                     ------------    ------------    ------------
Totals........................    $  630.0                        $    36.5       $    23.2       $    10.2
                                ============                     ============    ============    ============

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $357.4 million in equity securities on our balance sheet as of September 30, 2003. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $35.7 million as of September 30, 2003.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of September 30, 2003 and year-end 2002, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $161.1 million and $234.9 million, respectively. This is our exposure to loss should all of our contractholders die on either September 30, 2003 or year-end 2002.

                                                                      2003            2002           Change
                                                                --------------  --------------  --------------

Net amount at risk on minimum guaranteed death
  benefits (before reinsurance)................................    $    797.0      $  1,148.4      $   (351.4)
Net amount at risk reinsured...................................        (635.9)         (913.5)          277.6
                                                                --------------  --------------  --------------
Net amount at risk on minimum guaranteed death
  benefits (after reinsurance).................................    $    161.1      $    234.9      $    (73.8)
                                                                ==============  ==============  ==============
Weighted average age of contractholder.........................          60              60              --
                                                                ==============  ==============  ==============

For the three and nine month periods ended September 30, 2003 and 2002, payments related to guaranteed minimum death benefits, net of reinsurance recoveries, were as follows ($ amounts in millions):

                                                       Three Months                      Nine Months
                                              -------------------------------  -------------------------------
                                                   2003             2002            2003            2002
                                              --------------   --------------  --------------  ---------------

Death claims payments before reinsurance.....  $      1.4        $      1.5      $      5.1      $      5.1
Reinsurance recoveries.......................        (1.4)             (1.4)           (4.4)           (4.4)
                                              --------------   --------------  --------------  ---------------
Net death claims payments....................  $     --          $      0.1      $      0.7      $      0.7
                                              ==============   ==============  ==============  ===============

We establish a reserve for guaranteed minimum death benefits using a methodology consistent with the AICPA SOP
No. 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration
Contracts and for Separate Accounts". This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a full range of scenarios at September 30, 2003 and year-end 2002.

                                                                                   2003             2002
                                                                              ---------------  ---------------

Statutory reserve (after reinsurance)........................................   $     19.2       $     15.8
GAAP reserve (after reinsurance).............................................          8.1              8.7

The following analysis represents an estimated sensitivity of our deferred acquisition cost asset and guaranteed minimum death benefit liability to equity market changes, based on their September 30, 2003 carrying values ($ amounts in millions):

                                                                   -10% Equity                   + 10% Equity
                                                                      Market     Carrying Value     Market
                                                                  ------------- ---------------  -------------

Deferred policy acquisition costs (variable annuities)..........    $    277.0     $    282.0     $    286.8
Deferred policy acquisition costs (variable universal life).....         315.4          316.2          316.5
Guaranteed minimum death benefit liability (variable annuities).          11.3            8.1            5.9

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets for the three and nine month periods ended September 30, 2003 and a
9.0% long-term rate of return for the 2002 year. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requests.

Foreign Currency Exchange Risks

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated debt and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign currency exchange rate risk for us are the British pound sterling, due to our investments in Aberdeen and Lombard International Assurance, S.A., the Argentine peso, due to our investment in EMCO and the Brazilian real related to a miscellaneous equity investment. During the three months ended
September 30, 2003, we recorded a pre-tax foreign currency translation adjustment losses of $1.1 million and
$0.3 million in other comprehensive income related to changes in valuation of the British pound sterling and
Argentine peso, respectively, and a pre-tax foreign currency translation adjustment gain of $0.1 million related to changes in valuation of the New Zealand dollar. The components of foreign currency exchange gains
(losses) in accumulated other comprehensive income by currency at September 30, 2003 and year-end 2002 are as follows ($ amounts in millions):

                                                                    2003            2002           Change
                                                                --------------  --------------  --------------
British pound sterling........................................    $     13.0      $      9.1      $      3.9
New Zealand dollar............................................           0.9             0.8             0.1
Argentine peso................................................          (8.8)          (10.8)            2.0
Japanese yen..................................................          --              (0.7)            0.7
Brazilian real................................................          (1.0)           --              (1.0)
                                                                --------------  --------------  --------------
                                                                  $      4.1      $     (1.6)     $      5.7
                                                                ==============  ==============  ==============

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on our review within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2003, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Controls. During the three and nine month periods ended September 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

For information about proceedings involving our discontinued reinsurance business or challenging Phoenix Life
Insurance Company's Plan of Reorganization, see Part I, Item 3 of our Form 10-K for the year ended 2002 filed with the Securities and Exchange Commission on March 21, 2003, which Item is hereby incorporated by reference, and Note 10 herein. There have been no material developments in such proceedings during the three and nine month periods ended September 30, 2003.

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

Total reserves were $80.0 million and total reinsurance recoverable balances related to paid losses were
$175.0 million at September 30, 2003. In addition, in 1999 we purchased finite reinsurance to further protect us from unfavorable results from this discontinued business. The maximum coverage available from our finite reinsurance is currently $120.0 million. The amount of our total financial provisions at September 30, 2003 was,

therefore, $25.0 million, consisting of reserves, less reinsurance recoverables, plus the amount currently available from our finite reinsurance. We did not establish any additional financial provisions during the three month period ended September 30, 2003.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc. In one of those, the arbitration panel issued its decision in October 2002 and confirmed the award on January 4, 2003. The financial implications of this decision are consistent with our Life Companies' current financial provisions. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      During the three months ended September 30, 2003, The Phoenix Companies, Inc. issued 54 shares of common stock to eligible policyholders, effective as of June 25, 2001, in connection with the demutualization of Phoenix Home Life Mutual Insurance Company on that date. Phoenix issued these shares, without registration under such act, in exchange for the policyholders' membership interests in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933,

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are attached to this Form 10-Q:

         Exhibit Number
         --------------

         12       Ratio of Earnings to Fixed Charges.

         31.1     Certification by the Chief Executive Officer of The Phoenix Companies, Inc. pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification by the Chief Financial Officer of The Phoenix Companies, Inc. pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Certification by the Chief Executive Officer and Chief Financial Officer of The Phoenix
                  Companies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the three months ended September 30, 2003, we filed the following reports on Form 8-K:

         o    Filed July 16, 2003, containing a news release of The Phoenix Companies, Inc. dated July 16,
              2003, regarding its program to provide owners of fewer than 100 shares of its common stock with the opportunity to either sell all of their shares or purchase enough additional shares to increase their holdings to 100 shares.

         o    Filed July 31, 2003, containing a news release of The Phoenix Companies, Inc. dated July 31,
              2003, regarding its financial results for the three and six month periods ended June 30, 2003.

         o    Filed August 1, 2003, announcing that The Phoenix Companies, Inc. had made its Financial
              Supplement for the three and six month periods ended June 30, 2003, available on its website and furnishing a copy of such supplement.

                                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            THE PHOENIX COMPANIES, INC.

                                                            By:   /s/ Coleman D. Ross
                                                               -------------------------
                                                            Coleman D. Ross, Executive Vice President
                                                            and Chief Financial Officer

