Form 10-K
period 2003-12-31
PHOENIX COMPANIES INC/DE
filed 2004-03-15
CIK 1129633

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
                            SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended December 31, 2003

                                                       OR

                 (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from ________ to ________

                                        Commission file number 333-55268

                                          THE PHOENIX COMPANIES, INC.
                             (Exact name of registrant as specified in its charter)

                         Delaware                                                   06-1599088
              (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
              incorporation or organization)

             One American Row, Hartford, Connecticut                                   06102-5056
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

Indicate by check mark whether the registrant is an accelerated filer (as defined I rule 12b-2 of the Act).
YES  X  NO ___

As of March 5, 2004, the aggregate market value of voting common equity held by non-affiliates of the registrant was $1,347,288,765 based on the last reported sale price of the registrant's common stock on the New
York Stock Exchange. On March 5, 2004, the registrant had 94,546,580 shares of common stock outstanding; it had no non-voting common equity.

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

                                               TABLE OF CONTENTS

         Item No.  Description                                                                     Page

            7      Management's Discussion and Analysis of Financial Condition and Results

                   Consolidated Statement of Income and Comprehensive Income For the
                     Years Ended December 31, 2003, 2002 and 2001...............................    F-3
                   Consolidated Statement of Cash Flows For the Years Ended
                     December 31, 2003, 2002 and 2001...........................................    F-4
                   Consolidated Statement of Changes in Stockholders' Equity and
                     Comprehensive Income For the Years Ended December 31, 2003, 2002 and 2001..    F-5
                   Notes to Consolidated Financial Statements...................................    F-6
            9      Changes in and Disagreements With Accountants on Accounting and

Unless otherwise stated, at all times on and after June 25, 2001, the effective date of Phoenix Home Life
Mutual Insurance Company's demutualization, "Phoenix," "we," "our" or "us" means The Phoenix Companies, Inc.,
"PNX," and its direct and indirect subsidiaries. At all times prior to June 25, 2001, "we," "our" or "us" means
Phoenix Home Life Mutual Insurance Company (which has been known as Phoenix Life Insurance Company since June
25, 2001) and its direct and indirect subsidiaries. Furthermore, "Phoenix Life" refers to Phoenix Life
Insurance Company, "Life Companies" refers to Phoenix Life and its direct and indirect subsidiaries and
"Phoenix Investment Partners" refers to Phoenix Investment Partners, Ltd. and its direct and indirect subsidiaries.

                                                     PART I

Item 1.   Business

                                            Description of Business

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products and services through a variety of distributors.

The affluent and high-net-worth market is a growing market with significant demand for customized products and services. We define affluent as those households with net worths of $500,000 or greater, excluding their primary residence. We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000. Our wealth management products and services are designed to assist advisors and their clients in this target market to achieve three main goals:

         •  the accumulation of wealth, primarily during an individual's working years;

         •  the preservation of income and wealth during retirement and following death; and

         •  the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.

We provide our wealth management products and services through various distribution channels, such as:

         •  non-affiliated financial intermediaries such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies; and

         •  our affiliated retail producers, most of whom are registered representatives of our wholly-owned retail broker-dealer WS Griffith Advisors, Inc., or WS Griffith.

Segments

We have two operating segments, Life and Annuity and Asset Management, which include three product lines: life insurance, annuities and asset management. Both segments serve the affluent and high-net-worth market, which presents opportunities to leverage our capabilities and relationships. In addition to managing third-party assets, Asset Management manages both the general accounts of the Life Companies and many of the separate account portfolios available through variable life and annuity products.

We report our remaining results in two non-operating segments -- Venture Capital and Corporate and Other.
Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other

private equity partnerships sponsored and managed by third parties. The segment does not include similar investments that are part of the closed block. Corporate and Other includes indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. These segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

         Operating Segments

                                         SUMMARY OF OPERATING SEGMENTS
                                               December 31, 2003

Market Presence                        Distribution Channels                 Products

Life and Annuity
                                       Non-affiliated distribution:          •  Variable universal life
                                                                                insurance
•  $45.5 billion of net life           •  National and regional              •  Universal life insurance
   insurance inforce                      broker-dealers                     •  Term life insurance
                                       •  Financial planning firms           •  Variable annuities
•  $7.1 billion annuity assets         •  Advisor groups                     •  Immediate annuities
   under management                    •  Insurance companies                •  Private placement life
                                       •  Banks                                 insurance and annuities
                                                                             •  Executive benefits
Principal operating subsidiaries:
•  Phoenix Life                        Affiliated distribution:
•  PHL Variable Insurance Company      •  WS Griffith
                                       •  Main Street Management Company

Asset Management
                                       Non-affiliated distribution:          Private client products:
•  $59.2 billion assets under          •  National and regional              •  Managed accounts
   management                             broker-dealers                     •  Mutual funds
                                       •  Advisor groups
                                       •  Institutional asset management
Principal operating subsidiary:           consultants                        Institutional products:
•  Phoenix Investment Partners         •  Financial planning firms           •  Institutional accounts
                                                                             •  Closed-end funds
                                       Affiliated distribution:              •  Structured products
                                       •  Affiliated asset managers          •  Phoenix Life general and
                                       •  WS Griffith Advisors, Inc.            separate accounts
                                       •  Main Street Management Company

Life and Annuity Segment

Our Life and Annuity segment offers a variety of life insurance and annuity products through affiliated and non-affiliated distributors. We believe our competitive advantage in this segment consists of five main components:

   •  our innovative products;
   •  our diversified asset management capability;
   •  our distribution relationships with institutions that have access to our target market and the value-added the distributors provide those institutions;
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

Variable Universal Life. Variable universal life products provide insurance coverage and give the policyholder various investment choices, flexible premium payments and coverage amounts and limited guarantees. The policyholder may direct premiums and cash value into a variety of separate investment accounts, accounts that are maintained separately from the other assets of the Life Companies and are not part of the general accounts of the Life Companies, or into the general account. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder's accounts. With some variable universal products, by maintaining a certain premium level the policyholder receives guarantees that protect the policy's death benefit if, due to adverse investment experience, the policyholder's account balance is zero. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Universal Life. Universal life products provide insurance coverage on the same basis as variable universal life products, except that premiums, and the resulting accumulated balances, are allocated only to our general account for investment. Universal life products may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy, and also may allow the policyholder to adjust the frequency and amount of premium payments. Some universal life products provide guarantees that protect the policy's death benefit if specified minimum premiums are paid. We credit premiums, net of expenses, to an account maintained for the policyholder. We credit interest to the account at rates that we determine, subject to certain minimums. Specific charges are made against the account for expenses. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Term Life. Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to thirty years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.

         Annuity Products
We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Deferred annuities, in which funds accumulate for a number of years before periodic payments begin, enable the contractholder to save for retirement and also provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately. We believe this product is especially attractive to those affluent and high-net-worth retirees who are rolling over pension or retirement plan assets and seek an income stream based entirely or partly on equity market performance.

Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate investment accounts. The contractholder typically can also direct funds to a general account option in which case we credit interest at rates we determine, subject to certain minimums. Contractholders also may elect certain enhanced death benefit guarantees, for which they are assessed a specific charge. Our major sources of revenues from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

         Other Products and Services
Life and Annuity is focused on the development of other products and distribution relationships that respond to the affluent and high-net-worth market's demand for wealth management solutions.

Executive Benefits. Many of our products are also designed to be used by corporations to fund special deferred compensation plans and benefit programs for key employees, commonly referred to as executive benefits. We view these products as a source of growing fee-based business.

Private Placement Life and Annuity Products. Private placement products are individually customized life and annuity offerings that include single premium life, second-to-die life and variable annuity products. These products have minimum deposits of over $500,000, targeting the wealthiest segment of the high-net-worth market.
The average face amount of life insurance policies sold by Philadelphia Financial Group, our private placement distributor, in 2003 was $21.9 million and the average annuity deposit was $2.8 million.

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

Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. The overall profitability of our life insurance business depends, to a large extent, on the degree to which our mortality experience compares to our pricing assumptions. Our underwriting is based on our historical mortality experience, as well as on the experience of the insurance industry and of the general population. We continually compare our underwriting standards to those of the industry to assist in managing our mortality risk and to stay abreast of industry trends.

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

In the executive benefits market, we issue life policies covering multiple lives on a guaranteed issue basis, within specified limits per life insured, whereby the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased. Guaranteed issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed issue underwriting risk.

Reserves

We establish and report liabilities for future policy benefits on our consolidated balance sheet to reflect the obligations under our insurance policies and contracts. Our liability for variable universal life insurance and universal life insurance policies and contracts is equal to the cumulative account balances, plus additional reserves we establish for policy riders. Cumulative account balances include deposits plus credited interest, less expense and mortality charges and withdrawals. Reserves for future policy benefits for whole life policies are calculated based on actuarial assumptions that include investment yields and mortality.

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we believe it is prudent to spread the risks associated with our life insurance products through reinsurance. As is customary in the life insurance industry, our reinsurance program is designed to protect us against adverse mortality experience generally and to reduce the potential loss we might face from a death claim on any one life.

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

We reinsure 80% of the mortality risk on a block of policies acquired from Confederation Life Insurance
Company, or Confederation Life, in 1997. We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure a substantial portion of our otherwise retained individual life insurance business. In addition, we reinsure up to 90% of the mortality risk on some new issues. As of December 31, 2003, we had ceded $77.2 billion in face amount of reinsurance, representing 62.1% of our total face amount of $122.6 billion of life insurance inforce.

On January 1, 1996, we entered into a reinsurance arrangement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued through December 31, 1999, including subsequent deposits.

The following table lists our five principal life reinsurers, together with the reinsurance recoverables on a statutory basis as of December 31, 2003, the face amount of life insurance ceded as of December 31, 2003, and the reinsurers' A.M. Best ratings.

                                                  Reinsurance       Face Amount of
                                                  Recoverable       Life Insurance        A.M. Best
Reinsurer                                           Balances           Ceded              Rating(1)
                                                 --------------    --------------       ------------
Swiss Re Life & Health America, Inc............  $ 16.8 million    $ 12.6 billion            A+
Allianz Life Insurance Co. of North America....  $  5.5 million    $ 11.6 billion            A+
AEGON USA(2)....................................  $ 16.7 million    $ 11.4 billion            A+
Employers Reassurance Corporation..............  $  9.0 million    $  8.6 billion            A-
RGA Reinsurance Company........................  $  3.1 million    $  7.9 billion            A+
--------
(1)  A.M. Best ratings are as of December 31, 2003.
(2)  Amounts include cessions to Transamerica Financial Life Insurance Company and Transamerica, both of which are subsidiaries of AEGON.

Life and Annuity Financial Information

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Life and Annuity segment financial information.

Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups -- private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers, and direct managed accounts which are sold and administered by us. These two types of managed accounts generally require minimum investments of $100,000 and $1 million, respectively. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through our institutional group, we provide discretionary and non-discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage closed-end funds and alternative financial products such as structured finance products. Structured finance products include collateralized obligations such as collateralized debt obligations, or CDOs, backed by portfolios of public high yield bonds, emerging markets bonds, commercial mortgage-backed or asset-backed securities.

Affiliated Asset Managers

We offer investment management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the affiliates' products by assessing their performance, style consistency and the discipline with which they apply their investment process.

Our affiliated managers, and their respective styles, products and assets under management, are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                                Assets Under
                                                                                                Management at
       Affiliated Advisor/                                                                    December 31, 2003
       Ownership/Location               Investment Styles                Products               (in billions)
---------------------------------------------------------------------------------------------------------------
GoodwinSM Capital Advisors(1),    Fixed Income -                 Mutual Funds
or Goodwin  / 100% /             Multi-Sector                   Institutional Accounts
Hartford, CT                                                    Structured Finance Products
                                                                Phoenix Life General Account        $20.6
---------------------------------------------------------------------------------------------------------------
Seneca Capital Management LLC,   Equities -                     Mutual Funds
or Seneca / 68.4% /              Growth with Controlled Risk    Sponsored Managed Accounts
San Francisco, CA                Earnings-Driven Growth         Direct Managed Accounts
                                 Tax Sensitive Growth           Institutional Accounts
                                 Fixed Income -                 Structured Finance Products
                                 Value Driven                                                       $14.2
---------------------------------------------------------------------------------------------------------------
Kayne Anderson Rudnick           Equities -                     Sponsored Managed Accounts
Investment Management, LLC,      Quality at Reasonable Price    Direct Managed Accounts
or Kayne Anderson                                               Institutional Accounts
Rudnick / 60.0% /                                               Mutual Funds
Los Angeles, CA                                                                                     $10.3
---------------------------------------------------------------------------------------------------------------
Duff & Phelps Investment         Equities -                     Mutual Funds
Management Co., or DPIM /        REITs                          Sponsored Managed Accounts
100% / Chicago, IL               Large Cap Value                Direct Managed Accounts
                                 Small Cap Core                 Institutional Accounts
                                 Fixed Income -                 Closed-end Funds
                                 Core                                                                $5.2
---------------------------------------------------------------------------------------------------------------
Engemann Asset Management,       Equities -                     Mutual Funds
Inc., or Engemann /              Classic Growth                 Sponsored Managed Accounts
100% / Pasadena, CA                                             Direct Managed Accounts              $4.4
---------------------------------------------------------------------------------------------------------------
OakhurstSM Asset Managers(1),      Equities -                     Mutual Funds
or Oakhurst / 100% /             Systematic Value
Scotts Valley, CA                                                                                    $2.3
---------------------------------------------------------------------------------------------------------------
Zweig Fund Group, or Zweig /     Equities/Fixed Income -        Mutual Funds
100% / New York, NY              Tactical Asset Allocation      Closed-end Funds
                                 Market Neutral                                                      $1.4
---------------------------------------------------------------------------------------------------------------
Walnut Asset Management LLC,     Equities -                     Direct Managed Accounts
or Walnut / 79.4% /              Relative Value                 Institutional Accounts
Philadelphia, PA                 Fixed Income -
                                 Quality Fixed Income                                                $0.8
---------------------------------------------------------------------------------------------------------------
Total Assets Under Management                                                                       $59.2
---------------------------------------------------------------------------------------------------------------

(1)  Goodwin and Oakhurst are divisions of Phoenix Investment Counsel, Inc., an indirect wholly-owned subsidiary of Phoenix Investment Partners.

Asset Management Products

         Private Client Products
Managed Accounts. We provide investment management services through participation in 52 intermediary managed account programs sponsored by various broker-dealers such as Merrill Lynch, Morgan Stanley and Salomon Smith
Barney. These programs enable the sponsor's client to select one or more of Phoenix Investment Partners'
affiliated asset managers as the provider of discretionary portfolio management services, in return for an asset-based fee paid by the client to the broker-dealer, which then pays a management fee to us. Seven of these programs include more than one of our affiliated asset managers. As of December 31, 2003, we managed 57,655 accounts relating to such intermediary managed account programs, representing approximately $10.7 billion of assets under management. In addition, we offer direct managed accounts, which are individual client accounts sold and administered by us. We managed 3,615 direct managed accounts representing $4.9 billion of assets under management.

Mutual Funds. Our affiliated asset managers are investment advisors or sub-advisors to 39 open-end mutual funds, which had aggregate assets under management of approximately $7.6 billion as of December 31, 2003. These mutual funds are available primarily to retail investors. Of these funds, 14 are included as investment choices to purchasers of our variable life and variable annuity products.

         Institutional Products
Institutional Accounts. We have over 750 institutional clients, consisting primarily of medium-sized pension and profit sharing plans of corporations, government entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds. Our institutional assets under management totaled $12.7 billion as of December 31, 2003.

Closed-End Funds. We manage the assets of five closed-end funds, each of which is traded on the New York Stock
Exchange: DTF Tax-Free Income Inc.; Duff & Phelps Utility and Corporate Bond Trust Inc.; DNP Select Income
Inc.; The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. Our closed-end fund assets under management totaled $4.2 billion as of December 31, 2003.

Structured Finance Products. We manage nine structured finance products, and also act as a sub-advisor to a structured finance product sponsored by a third party. These products are collateralized obligations backed by portfolios of high yield bonds, emerging markets bonds and/or asset-backed securities. Our structured bond products assets under management totaled $3.6 billion as of December 31, 2003.

Life Companies' General Accounts and Related Assets. Phoenix Investment Partners manages most of the assets of the Life Companies' general accounts, as well as certain assets of Phoenix-related entities such as separate accounts and non-life subsidiaries. As of December 31, 2003, Phoenix Investment Partners managed $15.5 billion of the Life Companies' assets.

Asset Management Assets under Management

The following table presents information regarding the assets under management by Phoenix Investment Partners for the years indicated:

Assets Under Management                                          As of December 31,
                                                  --------------------------------------------------
(in millions)                                          2003             2002             2001
                                                  ---------------  ---------------  ---------------
TOTAL
Deposits.......................................... $    7,032.5     $   10,134.4     $    9,528.7
Redemptions and withdrawals.......................     (8,375.5)        (9,950.3)        (9,069.7)
Acquisitions(1)(3)(4) and dispositions............            --            7,755.5            854.4
Performance.......................................      5,788.1         (7,863.2)        (7,254.5)
Other(2)(5).......................................          750.8          1,789.0          1,438.4
                                                  ---------------  ---------------  ---------------
Change in assets under management.................      5,195.9          1,865.4         (4,502.7)
Beginning balance.................................     53,955.5         52,090.1         56,592.8
                                                  ---------------  ---------------  ---------------
Ending balance.................................... $   59,151.4     $   53,955.5     $   52,090.1
                                                  ===============  ===============  ===============
INSTITUTIONAL PRODUCTS
Deposits.......................................... $    2,974.9     $    4,380.4     $    4,989.0
Redemptions and withdrawals.......................     (3,452.2)        (4,480.0)        (3,766.9)
Acquisitions(1)(3) and dispositions...............           --            1,507.7            105.9
Performance.......................................      2,502.3         (2,773.1)        (1,152.2)
Other(2)(5).......................................         (579.2)         1,789.0          1,438.4
                                                  ---------------  ---------------  ---------------
Change in assets under management.................      1,445.8            424.0          1,614.2
Beginning balance.................................     32,454.2         32,030.2         30,416.0
                                                  ---------------  ---------------  ---------------
Ending balance.................................... $   33,900.0     $   32,454.2     $   32,030.2
                                                  ===============  ===============  ===============
PRIVATE CLIENT PRODUCTS
Mutual Funds
Deposits.......................................... $    1,789.6     $    1,332.8     $    1,817.8
Redemptions and withdrawals.......................     (2,266.7)        (2,754.0)        (2,756.4)
Acquisitions(4)...................................          --              333.5             --
Performance.......................................      1,748.0         (1,811.8)        (2,556.5)
                                                  ---------------  ---------------  ---------------
Change in assets under management.................      1,270.9         (2,899.5)        (3,495.1)
Beginning balance.................................      8,322.1         11,221.6         14,716.7
                                                  ---------------  ---------------  ---------------
Ending balance.................................... $    9,593.0     $    8,322.1     $   11,221.6
                                                  ===============  ===============  ===============
Intermediary Managed Account Programs
Deposits.......................................... $    2,064.2     $    4,117.0     $    2,607.7
Redemptions and withdrawals.......................     (2,362.1)        (2,317.9)        (2,316.0)
Acquisitions(3)(4)................................           --            4,723.5             10.7
Performance.......................................      1,590.3         (2,903.1)        (2,886.9)
                                                  ---------------  ---------------  ---------------
Change in assets under management.................      1,292.4          3,619.5         (2,584.5)
Beginning balance.................................      9,439.1          5,819.6          8,404.1
                                                  ---------------  ---------------  ---------------
Ending balance.................................... $   10,731.5     $    9,439.1     $    5,819.6
                                                  ===============  ===============  ===============
Direct Managed Accounts
Deposits.......................................... $      203.8     $      304.2     $      114.2
Redemptions and withdrawals.......................       (294.5)          (398.4)          (230.4)
Acquisitions(1)(3)(4).............................            --            1,190.8            737.8
Performance.......................................        (52.5)          (375.2)          (658.9)
Other(6)..........................................       1,330.0             --               --
                                                  ---------------  ---------------  ---------------
Change in assets under management.................      1,186.8            721.4            (37.3)
Beginning balance.................................      3,740.1          3,018.7          3,056.0
                                                  ---------------  ---------------  ---------------
Ending balance.................................... $    4,926.9     $    3,740.1     $    3,018.7
                                                  ===============  ===============  ===============
_________

(1) Includes assets of $0.7 billion related to the Walnut acquisition in 2001.
(2) Includes assets of $0.9 billion related to the Phoenix initial public offering in 2001.
(3) Includes assets of $0.1 billion from Capital West, now part of DPIM, in 2001.
(4) Includes assets of $7.8 billion from Kayne Anderson Rudnick in 2002.

(5) Includes net change in the Life Companies' general account assets.
(6) Includes reclassification of certain Seneca funds from institutional products to direct managed of $1.3 billion.

Asset Management Financial Information

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Asset Management segment financial information.

Competition

We face significant competition from a wide variety of financial institutions, including insurance companies and other asset management companies, as well as from proprietary products offered by our distribution sources such as banks, broker-dealers and financial planning firms. Our competitors include larger and, in some cases, more highly-rated insurance companies and other financial services companies. Many competitors offer similar products, use similar distribution sources, offer less expensive products, have greater access to key distribution channels and have greater resources than us.

Competition in our businesses is based on several factors including ratings, investment performance, access to distribution channels, service to advisors and their clients, product features, fees charged and commissions paid.

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

Our distribution strategy is to increase sales of profitable products by increasing the number of producers selling Phoenix products within existing relationships, by offering a greater array of products through existing distribution sources and by developing new relationships.

During 2002 and 2003, we focused on increasing the number of producers selling Phoenix products within existing relationships. In 2003, over 2,600 new producers wrote life insurance business with us, over 2,300 new producers wrote annuity business with us and over 9,100 new producers placed asset management business with us.

We also engage in collaborative account development among our life insurance, annuity and asset management wholesalers through joint marketing presentations and specialized services to advisors. We also believe having many of the same investment choices available in each of our product lines contributes to the success of our strategy.

Non-affiliated Distribution

We began to use non-affiliated distribution in 1954, primarily by selling life insurance products through agents of other insurance companies. For many years, non-affiliated distribution has represented a significant portion of our sales and in recent years we increased our emphasis on this distribution source.

Since late 1999, we have significantly strengthened our wholesaling teams, in order to enhance our relationships with distributors in each of our product areas. As of December 31, 2003, we employed 69 life insurance wholesalers, 18 variable annuity wholesalers and 20 asset management wholesalers, compared to 42, one and 25, respectively, as of December 31, 1999.

During 2003, 2002 and 2001, 85%, 89% and 81%, respectively, of total life insurance sales, as measured by new annualized and single premiums, were from non-affiliated distribution sources. Annuity sales through non-affiliated distribution accounted for 84%, 87% and 80% of gross annuity deposits during 2003, 2002 and
2001, respectively. Asset management sales through non-affiliated distribution accounted for 99% of sales in all three years.

State Farm. In March 2001, we entered into an agreement with a subsidiary of State Farm Mutual Automobile
Insurance Company, or State Farm, to provide our life and annuity products and related services to State Farm's affluent and high-net-worth customers, through qualified State Farm agents. We are the only third-party provider of life and annuity products and services at State Farm. By the end of 2003, we had trained and certified approximately 8,950, or 87%, of State Farm's approximately 10,300 securities licensed agents to sell
Phoenix products. Our relationship with State Farm gives us potential access to approximately 30% of the high-net-worth households in the U.S. For 2003, State Farm ranked second among our distributors in the sale of life insurance and third in the sale of annuity products.

National and Regional Broker-Dealers. National and regional broker-dealers are brokerage firms that engage financial advisors as employees rather than as independent contractors. To meet the evolving wealth management needs of their customers, national and regional broker-dealers offer products from third-party providers such as Phoenix. Simultaneously, many of these firms are seeking to reduce the number of relationships they have with product providers in favor of those that offer a range of products together with services designed to support advisors' sales efforts. We believe our ability to offer a variety of life insurance, annuity and asset management products and services positions us to benefit from these trends. We have relationships across all product lines in many important distribution outlets that target the high-net-worth market including UBS, A.G.
Edwards and Merrill Lynch.

Advisor Groups. The recent industry trend toward affiliations among small independent financial advisory firms has led to advisor groups becoming a distinct class of distributors. We believe we have a particularly strong position as a provider of life insurance products through Partners Marketing Group, Inc., or PartnersFinancial,
which, since 1999, has been an important component of the National Financial Partners, or NFP, organization.
Overall life sales with NFP grew 24% in 2002 and an additional 6% in 2003.

Insurance Companies. Insurance companies have been moving their agents into an advisor/planner role, resulting in a need to provide their agents, particularly their top producers, with a wider selection of life insurance products to sell. Insurance companies responded to this need, in part, by negotiating arrangements with third-party providers, including other insurance companies. We have distribution relationships with financial services providers such as AXA Financial Inc., or AXA, and its brokerage outlet for internal producers, AXA
Network. Life sales through AXA Network almost doubled in 2003. In addition, we continue to maintain relationships with individual agents of other companies and independent agents.

Financial Planning Firms. Financial planning firms are brokerage firms that engage financial advisors as independent contractors rather than as employees. Financial planning firms have begun to expand their offerings to include wealth preservation and transfer products. To capitalize on this trend, we establish relationships with the financial planning firm, and then build relationships with the individual advisors within the firm.
This approach permits us to maximize the number of individual registered representatives who potentially may sell our products.

Emerging Distribution Sources. Philadelphia Financial Group offers private placement life and annuity products through a variety of distribution sources with access to the high-net-worth market including family offices,

financial institutions, accountants and attorneys. We also offer our life and annuity products through non-traditional sources such as private banks, private banking groups within commercial banks and regional and commercial banks that are focused on their high-net-worth client base.

Affiliated Distribution

Our affiliated retail distribution channel consists primarily of Phoenix Life career producers. Substantially all of our career producers are licensed securities representatives of our wholly-owned broker-dealer, WS
Griffith. Our career producers principally sell our Life Companies' products, but may sell the products of other companies as well. In 2003, our Life Companies' products represented 64% of its total variable annuity deposits and 62% of its total variable universal life premiums. WS Griffith has over 700 affiliated retail producers.

Our affiliated distribution capability also includes Main Street Management Company, a wholly-owned broker-dealer with approximately 250 registered representatives and a strong focus on variable products and mutual funds.

Institutional Products Distribution

We also have an Institutional marketing group, which markets our institutional product offering to consultants and other institutional clients. The group also provides coordinated marketing support and services. These shared services are complemented by experienced institutional salespeople and client service professionals at several of our affiliated asset managers.

We direct our institutional marketing efforts primarily toward consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of investment managers' performance histories and investment styles. We maintain relationships with these consultants and provide information and materials to them in order to facilitate their review of our funds.

Support and Services

We believe we have a competitive advantage through the service and support we provide our distributors, including:

      •  customized advice on estate planning, charitable giving planning, executive benefits and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance and variable annuity products. This staff includes five attorneys with an average of approximately twenty years' experience, who combine their advice with tailored presentations, educational materials and specimen legal documents;

      •  market research and education programs designed to help advisors better understand which financial products the affluent and high-net-worth market demands. We assist advisors in marketing to specific customer segments such as senior corporate executives, business owners and high-net-worth households;

      •  nationwide teams of life, annuity and asset management product specialists who provide education and sales support to distributors and who can act as part of the advisory team for case design and technical support;

      •  asset management and investment allocation strategies, including our Complementary Investment Analysis tool, which identifies investment options offered both by us and by third parties that are suitable for an individual's allocation needs;

      •  an underwriting team with significant experience in evaluating the financial and medical underwriting risks associated with high face-value policies and affluent and high-net-worth individuals; and

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
The Venture Capital segment represented 1% of total investments and cash and cash equivalents as of December
31, 2003 and 2002. The carrying value of partnership investments in the Venture Capital segment was $196.3 million as of December 31, 2003. The segment does not include venture capital investments held within our closed block.

Our venture capital investments are limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital. We currently have 74 partnership investments through 44 sponsors in our Venture Capital segment. We believe our long-standing relationships and history of consistent participation with many well-established venture capital sponsors gives us preferred access to attractive venture capital opportunities. These assets are investments of Phoenix Life.

Historically, we viewed our venture capital investments as an opportunity to enhance returns on our participating life products. In the past, we allocated between 1% and 2% of annual investable cash flow to venture capital investments. Since 2002, we have made new venture capital commitments only in our closed block.
In addition, in February 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $19.4 million ($5.1 million recorded in 2002 and $14.3 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments.

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Venture Capital segment financial information.

Corporate and Other Segment

The Corporate and Other segment includes indebtedness; unallocated assets, liabilities and expenses; and
certain businesses not of sufficient scale to report independently. Corporate and Other also includes certain international operations. As of December 31, 2003, we had a total of $139.8 million in these international holdings. Among our international holdings is Aberdeen Asset Management PLC, or Aberdeen, a Scottish investment management company with institutional and retail clients in the United Kingdom, as well as in continental
Europe, Asia, Australia and the U.S. At December 31, 2003, our ownership in Aberdeen stock was 16.2%. See
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the
consolidated financial statements in this Form 10-K for additional information.

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Corporate and Other segment financial information.

                                        General Development of Business

PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row,
Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our website is located at
PhoenixWealthManagement.com. (This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Phoenix Mutual Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, or Home Life, the company redomiciled to New York and changed its name to
Phoenix Home Life Mutual Insurance Company, or Phoenix Home Life.

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company. All policyholder membership interests in the mutual company were extinguished on the effective date. At the same time, Phoenix Investment Partners became an indirect wholly-owned subsidiary of PNX.

In addition, on June 25, 2001, PNX completed its initial public offering, or IPO, in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO were $807.9 million, which was contributed to Phoenix Life, as required under the plan of reorganization. On July 24, 2001, Morgan
Stanley & Co. Incorporated exercised its right to purchase 1,395,900 additional shares of the common stock of
PNX at the IPO price of $17.50 per share less underwriter's discount. Net proceeds of $23.2 million were contributed to Phoenix Life. Our shares outstanding were subsequently reduced through share repurchases through
October 2002.

The following chart illustrates our current corporate structure as of December 31, 2003.

                                       THE PHOENIX COMPANIES, INC.
                   -----------------------------------------------------------------
                   |                   |                     |                     |
                 100%                100%                  100%                  100%
         ----------------- ---------------------- -------------------- -------------------------
            PHOENIX LIFE     PHOENIX INVESTMENT         PHOENIX            PHOENIX NATIONAL
             INSURANCE       MANAGEMENT COMPANY,      DISTRIBUTION           TRUST HOLDING
              COMPANY               INC.            HOLDING COMPANY(1)          COMPANY
         ----------------- ---------------------- -------------------- -------------------------
                      |                      |
                    100%                   100%
           ---------------------    ------------------------------------
              PM HOLDINGS, INC.       PHOENIX INVESTMENT PARTNERS, LTD.
           ---------------------    ------------------------------------
                        |                                |
                    Various %s                       Various %s
                        |                                |
   -----------------------------------------    -----------------------------------------
    OTHER DOMESTIC AND FOREIGN SUBSIDIARIES      OTHER DOMESTIC AND FOREIGN SUBSIDIARIES
   -----------------------------------------    -----------------------------------------

--------
(1)  Subsidiaries of Phoenix Distribution Holding Company include Main Street Management Company and WS
     Griffith Advisors, Inc.

At December 31, 2003, we employed approximately 1,900 people. We believe our relations with our employees are good.

Item 2.   Properties

Our executive headquarters consist of our main office building at One American Row and two other buildings in
Hartford, Connecticut. We own these buildings and occupy most of the space contained in them. In addition to these properties, we own offices in Enfield, Connecticut and East Greenbush, New York for use in the operation of our business. In February 2004, we announced the execution of an agreement to sell our offices in Enfield, which sale is expected to close during the second quarter of 2004. Business functions from Enfield will be relocated to our existing Hartford offices and, if necessary, another facility in the Hartford, Connecticut area. We also lease office space within and out of the United States of America as needed for our operations, including use by our sales force.

Item 3.   Legal Proceedings

General

We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer.
Several current proceedings are discussed below. In addition, state regulatory bodies, the Securities and
Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. For example, during 2003 the New York State Insurance Department began its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and several SEC offices conducted routine reviews of certain Phoenix investment advisors, broker-dealers and close-end funds. The New York exam and one of these SEC exams are continuing; the other SEC exams conducted in
2003 have been completed and closed. We continue to actively cooperate with both regulators.

Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies. These regulatory inquiries have focused on a number of mutual fund issues, including late-trading and valuation issues. Our mutual funds, which we offer directly to retail investors and qualified retirement plans as well as through the separate accounts associated with certain of our variable life insurance policies and variable annuity products, entitle us to impose restrictions on frequent exchanges and trades in the mutual funds and on transfers between sub-accounts and variable products. We, like many others in the financial services industry, have received requests for information from the SEC and state authorities, in each case requesting documentation and other information regarding various mutual fund regulatory issues. We continue to cooperate fully with these regulatory agencies in responding to these requests. In addition, representatives from the SEC's Office of Compliance Inspections and Examinations are conducting compliance examinations of our mutual fund, variable annuity and mutual fund transfer agent operations.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office. While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue an action against us in the future.

These types of lawsuits and regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, after consideration of available insurance and reinsurance and the provisions made in our consolidated financial statements. However, given the large or indeterminate amounts sought in certain of these matters and litigation's inherent unpredictability, it is possible that an adverse outcome

in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.

Discontinued Reinsurance Business

During 1999, our Life Companies placed their remaining group accident and health reinsurance business into run-off, adopting a formal plan to terminate the related contracts as early as contractually permitted and not entering into any new contracts. As part of the decision to discontinue these reinsurance operations, we reviewed the run-off block and estimated the amount and timing of future net premiums, claims and expenses. We also purchased finite aggregate excess-of-loss reinsurance, or finite reinsurance, to further protect us from unfavorable results from this discontinued business.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $185.0 million and $155.0 million as of December 31, 2003 and 2002, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $165.0 million and $65.0 million as of December 31, 2003 and 2002, respectively. We did not recognize any gains or losses during the years 2003, 2002 and 2001.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc., or Unicover. In one of those, the arbitration panel issued its decision on
October 8, 2002 and confirmed the award on January 4, 2003. The financial implications of this decision are consistent with our Life Companies' current financial provisions. In our capacity as a retrocessionaire of the
Unicover business, our Life Companies had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. We are currently involved in separate arbitration proceedings with three of our own retrocessionaires, which are seeking on various grounds to avoid paying any amounts to us or have reserved rights. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market. See Note 17 to our consolidated financial statements in this Form 10-K for more information.

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

Policyholder Lawsuit Challenging the Plan of Reorganization

A lawsuit, Andrew Kertesz v. Phoenix Home Life Mut. Ins. Co., et al., was filed on April 16, 2001, in the
Supreme Court of the State of New York for New York County challenging Phoenix Life's reorganization and the adequacy of the information provided to policyholders regarding the plan of reorganization. The plaintiff sought to maintain a class action on behalf of a putative class consisting of the eligible policyholders of
Phoenix Life as of December 18, 2000, the date the plan of reorganization was adopted. Plaintiff sought compensatory damages for losses allegedly

sustained by the class as a result of the demutualization, punitive damages and other relief. The defendants named in the lawsuit include Phoenix Life and PNX and their directors, as well as Morgan Stanley & Co.
Incorporated, financial advisor to Phoenix Life in connection with the plan of reorganization. A motion to dismiss the claims asserted in this lawsuit was granted. Although, the plaintiff filed a notice of appeal, he failed to perfect the appeal by the deadline.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                                    PART II

Item 5.   Market of Registrant's Common Equity and Related Stockholder Matters

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol "PNX".

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June
25, 2001, in connection with Phoenix Life's demutualization on that date: 56,174,373 shares in 2001; 4,237 shares in 2002; and 1,853 shares (to 16 persons) in 2003. We issued these shares to policyholders in exchange for their membership interests without registration under the Securities Act of 1933 in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933.

In 2003, we also issued 51,855 restricted stock units, or RSUs, to 10 of our independent directors, without registration under that act in reliance on the exemption under Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.

Stock Price

The following table presents the intraday high and low prices for our common stock on the New York Stock
Exchange for the years 2003 and 2002. The closing price of our common stock at December 31, 2003 was $12.04.

                                                           2003                              2002
                                             --------------------------------  --------------------------------
                                                  High              Low              High             Low
                                             --------------   ---------------  ---------------  ---------------

First Quarter................................ $       9.25      $       6.03     $      19.75     $      16.84
Second Quarter............................... $       9.80      $       6.95     $      20.25     $      15.50
Third Quarter................................ $      12.10      $       8.60     $      18.01     $      13.30
Fourth Quarter............................... $      12.65      $      10.26     $      13.75     $       6.50

Dividends

In 2003 and 2002, we paid a dividend of $0.16 per share to shareholders of record on June 14, 2003 and June 13,
2002, respectively. For a discussion of restrictions on our ability to pay dividends, see the Liquidity and
Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of
Operations.

Item 6.   Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years ended December 31,
2003 follows ($ amounts in millions, except earnings per share). We derived the data for the years 2003, 2002 and 2001 from our consolidated financial statements in this Form 10-K. We derived the data for the years 2000 and 1999 from audited consolidated financial statements not in this Form 10-K. Also, we have restated or reclassified certain amounts for prior years to conform with 2003 presentation as further described in Note 1 of our consolidated financial statements in this Form 10-K. Prior to June 25, 2001, Phoenix Life was the parent company of our consolidated group. In connection with its demutualization, Phoenix Life became a subsidiary and
PNX became the parent company of our consolidated group.

We prepared the following financial data, other than statutory data, in conformity with generally accepted accounting principles, or GAAP. We derived the statutory data from the Annual Statements of our Life Companies filed with insurance regulatory authorities and prepared it in accordance with statutory accounting practices, which vary in certain respects from GAAP.

You should read the following in conjunction with Management's Discussion and Analysis of Financial Condition
and Results of Operations and our consolidated financial statements in this Form 10-K.

                                                      20

                                                              2002         2001
                                                 2003       Restated     Restated        2000          1999
                                             ------------ ------------ ------------  ------------  ------------
Income Statement Data(1)
Premiums...................................   $ 1,042.2    $ 1,082.0    $ 1,112.7     $ 1,147.4     $ 1,175.7
Insurance and investment product fees......       565.3        560.5        543.2         624.5         569.1
Net investment income......................     1,107.4        947.7        892.8       1,141.0         961.3
Net realized investment gains (losses).....      (100.5)      (133.9)       (84.9)         89.2          75.8
                                             ------------ ------------ ------------  ------------  ------------
Total revenues.............................   $ 2,614.4    $ 2,456.3    $ 2,463.8     $ 3,002.1     $ 2,781.9
                                             ------------ ------------ ------------  ------------  ------------
Total benefits and expenses................   $ 2,624.6    $ 2,640.8    $ 2,709.1     $ 2,829.6     $ 2,502.0
                                             ------------ ------------ ------------  ------------  ------------

Income (loss) from continuing operations...   $    (4.1)   $  (140.7)   $  (147.3)    $    96.0     $   166.2
Loss from discontinued operations,
  net of income taxes(2)...................          (2.1)        (1.3)        (2.5)        (12.7)        (77.0)
                                             ------------ ------------ ------------  ------------  ------------
Income (loss) before cumulative effect of
  accounting changes.......................        (6.2)      (142.0)      (149.8)         83.3          89.2
Cumulative effect of accounting changes(3).         --         (130.3)       (65.4)         --            --
                                             ------------ ------------ ------------  ------------  ------------
Net income (loss)..........................   $    (6.2)   $  (272.3)   $  (215.2)    $    83.3     $    89.2
                                             ============ ============ ============  ============  ============

Basic and Diluted Earnings Per Share
Income (loss) from continuing operations(4)    $   (0.04)   $   (1.44)   $   (1.41)    $    0.92     $    1.59
                                             ============ ============ ============  ============  ============
Net income (loss)(4).......................    $   (0.07)   $   (2.78)   $   (2.06)    $    0.80     $    0.85
                                             ============ ============ ============  ============  ============

Dividends per share.......................    $    0.16    $    0.16    $    --       $    --       $    --
                                             ============ ============ ============  ============  ============

Ratio of Earnings to Fixed Charges
Ratio of earnings to fixed charges(5)......          0.7         --           --             4.3           7.0
Supplemental ratio of earnings to
  fixed charges - including interest credited
  on policyholder contract balances(6).....          0.9          0.5          0.2           1.8           2.6

Balance Sheet Data
Cash and general account investments.......   $17,229.2    $16,812.8    $14,400.4     $12,767.5     $11,768.8
                                             ============ ============ ============  ============  ============
Total assets...............................   $27,559.2    $25,235.9    $22,535.9     $20,313.5     $20,283.9
                                             ============ ============ ============  ============  ============
Indebtedness...............................   $   639.0    $   644.3    $   599.3     $   425.1     $   499.4
                                             ============ ============ ============  ============  ============
Total liabilities..........................   $25,580.0    $23,381.0    $20,219.0     $18,335.4     $18,430.9
                                             ============ ============ ============  ============  ============
Minority interest in net assets of
  consolidated subsidiaries................   $    31.4    $    28.1    $     8.8     $   136.9     $   100.1
                                             ============ ============ ============  ============  ============
Total stockholders' equity.................   $ 1,947.8    $ 1,826.8    $ 2,307.8     $ 1,840.9     $ 1,756.0
                                             ============ ============ ============  ============  ============

Third-Party Assets Under Management           $42,841.6    $38,568.2    $38,604.3     $44,056.8     $52,082.1
                                             ============ ============ ============  ============  ============

Consolidated Statutory Data
Premiums and deposits......................   $ 3,364.9    $ 3,919.7    $ 3,144.8     $ 2,344.8     $ 2,330.2
                                             ============ ============ ============  ============  ============
Net income (loss)..........................   $   (26.0)   $  (130.7)   $   (66.0)    $   266.1     $   131.3
                                             ============ ============ ============  ============  ============
Capital and surplus(7).....................    $   762.4    $   861.4    $ 1,149.8     $ 1,322.8     $ 1,054.1
Asset valuation reserve (AVR)(8)...........        200.0        147.8        223.4         560.4         373.2
                                             ------------ ------------ ------------  ------------  ------------
Capital, surplus and AVR...................   $   962.4    $ 1,009.2    $ 1,373.2     $ 1,883.2     $ 1,427.3
                                             ============ ============ ============  ============  ============
--------
(1)   For a summary of our significant accounting policies, refer to the notes to our consolidated financial statements in this Form 10-K. Certain 2002 and 2001 amounts have been revised from amounts previously reported. See Note 1 to our consolidated financial statements in this Form 10-K for additional information.

(2)   During 2003, we signed a definitive purchase and sale agreement to sell Phoenix National Trust Company to a third party. This sale is expected to close in the first quarter of 2004. The financial statement effect of this transaction is immaterial to our consolidated financial statements.

     During 1999, Phoenix Home Life discontinued the operations of three of its businesses which in prior years were reflected as the following reportable business segments: reinsurance operations, group life and health insurance operations and real estate management operations.

     The discontinuation of these businesses resulted from the sales of several operations and the implementation of plans to withdraw from the remaining businesses. These transactions do not affect the comparability of the financial data. The assets and liabilities of the discontinued operations have been excluded from the assets and liabilities of continuing operations and separately identified in the balance sheet data. Additional information on discontinued operations is included in Note 14 to our consolidated financial statements included in this Form 10-K.

(3)   During 2002, we recognized a cumulative effect adjustment of an accounting change for goodwill and other intangible assets. Effective January 1, 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in equity method investments. This adoption resulted in a cumulative effect adjustment of $130.3 million (after income taxes of $11.4 million). Additional information on this accounting change is included in Notes 1 and 4 to our consolidated financial statements in this Form 10-K.

     During 2001, we recognized cumulative effect adjustments of accounting changes for venture capital partnerships, derivative instruments and securitized financial instruments.

     In 2001, we changed our method of applying the equity method of accounting for our venture capital partnerships. We recorded a charge of $48.8 million (after income taxes of $26.3 million) representing the cumulative effect of this accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships. Additional information on this accounting change is included in Notes 1 and 5 to our consolidated financial statements in this Form 10-K.

     Effective January 1, 2001, we adopted a new accounting pronouncement for derivative instruments. This adoption resulted in a cumulative effect adjustment of $3.9 million (after income taxes of $2.1 million).
     Additional information on this accounting change is included in Notes 1 and 9 to our consolidated financial statements in this Form 10-K.

     Effective April 1, 2001, we adopted a new accounting pronouncement for recognition of interest income and impairment on certain investments. This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific valuation methods to these securities for an other-than-temporary decline in value. Upon adoption, we recorded a $20.5 million charge to net income as a cumulative effect of accounting change, net of income taxes. Additional information on this accounting change is included in Notes 1 and 5 to our consolidated financial statements in this Form 10-K.

(4)   We calculated earnings per share for each of the three years from 1999 through 2001 on a pro forma basis, based on 104.6 million weighted-average shares outstanding. The pro forma weighted-average shares outstanding calculation for 2001 is based on the weighted-average shares outstanding for the period from the demutualization and IPO to the end of the year.

(5)   Due to our losses during 2003, 2002 and 2001, the ratio of earnings to fixed charges for those years was less than 1:1. We would need $13.3 million, $112.3 million and $131.6 million in additional earnings for the years 2003, 2002 and 2001, respectively, to achieve a 1:1 coverage ratio.

(6)   Due to our losses during 2003, 2002 and 2001, the ratio coverages, including interest credited on policyholder contract balances, were less than 1:1. We would need $13.3 million, $112.3 million and $131.6 million in additional earnings for the years 2003, 2002 and 2001, respectively, to achieve a 1:1 coverage ratio.

(7)   In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix
     Life's capital and surplus includes $175.0 million principal amount of surplus notes outstanding.

(8)   The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

                                           FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. The company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management's beliefs about, the company's future strategies, operations and financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the company's primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the company's insurance subsidiaries' ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax changes that may affect the cost of, or demand for, the products or services of the company's subsidiaries; (v) downgrades in financial strength ratings of the company's subsidiaries or in its credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the company's success in achieving planned expense reductions; and (ix) other risks and uncertainties described in any of the company's filings with the SEC. The company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

                                         RISKS RELATED TO OUR BUSINESS

Poor performance of the equity markets could adversely affect sales and assets under management of our asset management, variable universal life and variable annuity products, as well as the performance of our venture capital segment and potential future pension plan funding requirements.

While in 2003 the U.S. equity markets experienced strong growth, this growth was preceded by more than two years of substantial declines. From April 1, 2000 through December 31, 2002, the Nasdaq Composite Index and the
Standard & Poor's 500 Index fell 70.79% and 41.29%, respectively. These market declines were accompanied by increased volatility.

There are four ways in which market declines and volatility have affected, or have the potential to affect, us negatively.

   •  First, significant market volatility or declines may cause potential purchasers of our products to refrain from investing, and current investors to withdraw from the markets or reduce their level of investment. We cannot estimate the impact of prior market declines on our sales.

   •  Second, because the revenues of our asset management and variable products businesses are, to a large extent, based on fees related to the value of assets under our management, the poor performance of the equity markets in 2000, 2001 and 2002 limited our fee revenues by reducing the value of the assets we manage. Our assets under management at December 31, 2002 were 8.4% less than at December 31, 2000. We could experience increasing surrenders and redemptions if equity markets perform poorly again. The possibility of declines in assets under management is heightened by the fact that, as of December 31,
      2003, approximately 28% of our variable universal life insurance assets under management excluding our private placement business, and approximately 56% of our variable annuity assets under management excluding our private placement business, were not subject to any surrender penalties. The surrender charges applicable to our variable universal life insurance policies and variable annuities typically decline over a period of years and generally expire after 10 years. Moreover, surrenders of life insurance policies and annuities require faster amortization of deferred policy acquisition costs, which would reduce our profitability.

   •  Third, returns on venture capital investments are correlated with the performance of the equity markets.
      During the severe market declines of 2002 and 2001, our venture capital investments decreased our income from continuing operations by $38.5 million and $54.9 million, respectively. Conversely, in 2003 venture capital decreased the loss from continuing operations by $23.5 million. It is possible we will again experience declines related to our venture capital investments comparable to those experienced in 2002 and 2001.

   •  Fourth, the funding requirements of our pension plan are dependent on the performance of the equity markets. The portfolio funding for the company's pension plan currently consists of 63% equities. In a severe market decline, the value of the assets supporting the pension plan will decrease, increasing the requirement for future funding. This funding requirement will increase expenses and decrease the earnings of the company.

We might need to fund deficiencies in our closed block, which would result in a reduction in net income and could result in a reduction in investments in our on-going business.

We have allocated assets to our closed block to produce cash flows that, together with additional revenues from the closed block policies, are reasonably expected to support our obligations relating to these policies. Our allocation of assets to the closed block was based on actuarial assumptions about our payment obligations to closed block policyholders, the continuation of the non-guaranteed policyholder dividend scales in effect for
2000, as well as assumptions about the investment earnings the closed block assets will generate over time.
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

Rating agencies assign Phoenix Life financial strength ratings, and assign us debt ratings, based in each case on their opinions of the relevant company's ability to meet its financial obligations.

Financial strength ratings indicate a rating agency's view of an insurance company's ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. The current financial strength and debt ratings are set forth in the chart below.

                                          Financial Strength Rating                  Senior Debt Rating
Rating Agency                                  of Phoenix Life                              of PNX
---------------------------------   ----------------------------------------   --------------------------------

A.M. Best Company, Inc.             A ("Excellent")                             bbb+ ("Adequate")

Fitch                               AA- ("Very Strong")                         A- ("Strong")

Standard & Poor's                   A ("Strong")                                BBB ("Good")

Moody's                             A3 ("Good")                                 Baa3 ("Adequate")

A.M. Best, Moody's and Standard & Poor's each have a stable outlook for our ratings, while Fitch has a negative outlook.

Lower ratings increase borrowing costs. Additional downgrades may increase interest costs in connection with future borrowings. Such increased costs would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

The recent downgrades did not trigger any defaults or repurchase obligations.

In addition, the downgrades could adversely affect Phoenix Life's relationships with its existing distributors and its ability to establish additional distributor relationships. If this were to occur, we might experience a decline in sales of certain products and the persistency of existing customers. At this time, we cannot estimate the impact, either past or future, on sales or persistency. If there were a significant decline in
Phoenix Life's sales or persistency, our results of operations would be materially adversely affected.

We could have material losses in the future from our discontinued reinsurance business.

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts. We also purchased finite reinsurance to further protect us from unfavorable results from this discontinued business.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $185.0 million as of December 31, 2003. Our total amounts recoverable from retrocessionaires related to paid losses were $165.0 million as of December 31, 2003.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes. In addition, unfavorable claims experience is possible and could result in additional future losses. For these reasons, we cannot know today what our actual claims experience will be.

In addition, we are involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. See Note 17 to our consolidated financial statements in this Form 10-K for more information.

In establishing our reserves described above for the payment of insured losses and expenses on this discontinued business, we have made assumptions about the likely outcome of the disputes referred to above, including an assumption that substantial recoveries would be available from our reinsurers on all of our discontinued reinsurance business. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it hard to predict outcomes with certainty. Given the need to use estimates in establishing loss reserves, and the difficulty in predicting the outcome of arbitrations and lawsuits, our actual net ultimate exposure likely will differ from our current estimate. If future facts and circumstances differ significantly from our estimates and assumptions about future events with respect to the disputes referred to above or other portions of our discontinued reinsurance business, our current reserves may need to be increased materially, with a resulting material adverse effect on our results of operations and financial condition.

Legislation eliminating or modifying either the federal estate tax or the federal taxation of investment income could adversely affect sales of and revenues from our life and annuity products. In addition, some of the Bush
Administration's legislative proposals would reduce or eliminate the benefit of deferral of taxation for our insurance and annuity products.

Some of our life insurance products are specifically designed and marketed as policies that help a decedent's heirs to pay estate tax. In addition, our life insurance and annuity products generally benefit from the deferral of federal income taxation on the accretion of their value. Legislation reducing the tax on dividends and capital gains reduces the relative benefits that such deferral provides.

Legislation enacted in the spring of 2001 increased the size of estates exempt from the federal estate tax, phased in reductions in the estate tax rate between 2002 and 2009 and repealed the estate tax entirely in 2010.
This legislation, despite its reinstatement of the estate tax in 2011, could have a negative effect on our revenues from the sale of estate planning products including in particular sales of second-to-die life insurance policies. Second-to-die policies are often purchased by two people whose assets are largely illiquid, and whose heirs otherwise might have to attempt to liquidate part of the estate in order to pay the tax.
Second-to-die policies represented 21% and 35% of our new life insurance premiums and deposits in 2003 and
2002, respectively. President Bush and members of Congress have expressed a desire to modify the existing legislation, which could result in faster or more complete reduction or repeal of the estate tax.

The attractiveness to our customers of many of our products is due, in part, to favorable tax treatment.
Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. In 2003, the tax rate on long-term capital gains and certain dividend income was reduced until 2008. President Bush and members of Congress have expressed a desire to make these rate reductions permanent. If this happens, it could have a negative impact on our sales and revenues. In addition, President Bush's Fiscal Year 2005 Budget proposed changes that would have created new and expanded vehicles for tax-exempt savings. If enacted, the impact of these proposals cannot reasonably be estimated.

Changes in interest rates could harm cash flow and profitability in our life and annuity businesses.

Our life insurance and annuity businesses are sensitive to interest rate changes. In periods of increasing interest rates, life insurance policy loans and surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses.

Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining inforce. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem mortgages and bonds in our investment portfolio so that we might have to reinvest those proceeds in lower interest-bearing investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

Our product sales are highly dependent on our relationships with non-affiliated distributors. If these relationships ended or diminished, our revenues would suffer accordingly.

We sell our products through our affiliated retail producers and non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition in most of our non-affiliated distributors.
Non-affiliated distribution sources have contributed significantly to our sales in recent years. For example,
Merrill Lynch, with over 13,000 registered representatives, accounted for 29% of our asset management combined inflows for sponsored managed accounts and mutual funds in 2003. The loss or diminution of our relationships with non-affiliated distributors could materially reduce our sales and revenues.

The independent trustees of our mutual funds and closed-end funds, as well as intermediary program sponsors, managed account clients and institutional asset management clients, could terminate their contracts with us.
This would reduce our investment management fee revenues and could also impair our intangible assets.

Each of the mutual funds and closed-end funds for which Phoenix Investment Partners acts as investment advisor or sub-advisor is registered under the Investment Company Act of 1940 and is governed by a board of trustees or board of directors. SEC rules require a majority of each board's members to be independent, and proposed amendments would increase that requirement to 75%. Each fund's board has the duty of deciding annually whether to renew the contract under which Phoenix Investment Partners manages the fund. Board members have a fiduciary duty to act in the best interests of the shareholders of their funds. Either the board members or, in limited circumstances, the shareholders may terminate an advisory contract with Phoenix Investment Partners and move the assets to another investment advisor. The board members also may deem it to be in the best interests of a fund's shareholders to make other decisions adverse to us, such as reducing the compensation paid to Phoenix
Investment Partners or imposing restrictions on Phoenix Investment Partners' management of the fund.

Our asset management agreements with institutional clients, intermediary program sponsors (who "wrap," or make available, our investment products within the management agreements they have with their own clients), direct managed account clients and institutional clients are generally terminable by these sponsors and clients upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements if they became dissatisfied with our performance.

The termination of any of the above agreements relating to material portion of assets under management would adversely affect our investment management fee revenues and could impair our intangible assets.

We face strong competition in our businesses from mutual fund companies, banks, asset management firms and other insurance companies. This competition may impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in each of our businesses, comprising life insurance, annuities and asset management. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution, capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, the nature of these businesses means that our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the
United States by international companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are,

which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states.

Our ability to compete in the asset management business depends in particular on our investment performance. We may not be able to accumulate and retain assets under management if our investment results underperform the market or the competition, since such underperformance likely would result in asset withdrawals and reduced sales. For example, from 1993 through 1999 and again in 2003, we experienced net asset withdrawals in our private client products. We attribute this in part to underperformance in some of our mutual funds and managed accounts.

We compete for distribution sources in our life, annuity and asset management businesses. We believe that our success in competing for distributors depends on factors such as our financial strength and on the services we provide to, and the relationships we develop with, these distributors. Our distributors are generally free to sell products from a variety of providers, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors' needs, we may not be able to establish and maintain satisfactory relationships with distributors of our life insurance, annuity and asset management products. Accordingly, our revenues and profitability would suffer.

National banks, with their pre-existing customer bases for financial services products, may increasingly compete with insurers as a result of the Gramm-Leach-Bliley Act of 1999, which permits mergers among commercial banks, insurers and securities firms under one holding company. Until passage of this act, prior legislation had limited the ability of banks to engage in securities-related businesses and had restricted banks from being affiliated with insurance companies. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of our potential competitors.

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

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews our consolidated financial condition at December 31, 2003 and 2002 restated; our consolidated results of operations for the years 2003, 2002 restated and 2001 restated; and, where appropriate, factors that may affect our future financial performance. You should read this discussion in conjunction with "Selected Financial Data" and our consolidated financial statements in this Form 10-K.

Overview

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products and services through a variety of distributors. These distributors include affiliated and non-affiliated advisors and financial services firms who make our products and services available to their clients.

We manufacture our products through two operating segments — Life and Annuity and Asset Management — which include three product lines — life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, and a range of variable annuity offerings. Asset Management comprises two lines of business —
private client and institutional.

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
Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. These assets are investments of the general accounts of our Life Companies. See Business—Venture Capital Segment. Corporate and Other includes indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. See Business—Corporate and Other Segment. These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

We derive our revenues principally from:

   •  premiums on whole life insurance;
   •  insurance and investment product fees on variable life and annuity products and universal life products;
   •  investment management and related fees; and
   •  net investment income and net realized investment gains.

Under GAAP, premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues. These collections are reflected on our balance sheet as an increase in separate account liabilities for certain investment options of variable products. Collections for fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

Our expenses consist principally of:

   •  insurance policy benefits provided to policyholders, including interest credited on policyholders; general account balances;
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
      •  ability to maintain expenses in accordance with our pricing assumptions; and
      •  policies' persistency (the percentage of policies remaining inforce from year to year as measured by premiums);
   •  the amount and composition of assets under management;
   •  the maintenance of our target spreads between the rate of earnings on our investments and dividend and interest rates credited to customers; and
   •  our ability to manage expenses.

Prior to Phoenix Life's demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of December 31, 2003, 74% of our life insurance reserves were for participating policies. As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividends expense was $418.8 million during 2003, $401.8 million during 2002 and $400.1 million during 2001.

Our sales and financial results over the last several years have been affected by demographic, industry and market trends. The baby boom generation has begun to enter its prime savings years. Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their post-retirement financial needs. Product preferences have shifted between fixed and variable options depending on market and economic conditions. These factors have had a positive effect on sales of our balanced product portfolio including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts.

Discontinued Operations

During the fourth quarter of 2003, we entered into a purchase and sale agreement to sell 100% of the common stock held by us in Phoenix National Trust Company. This sale is expected to close in the first quarter of
2004. The financial statement effect of this transaction is immaterial to our consolidated financial statements.

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations. See Note 14 to our consolidated financial statements in this Form 10-K for detailed information regarding our discontinued
operations.

Purchase of Phoenix Investment Partners Minority Interest

In 2001, we acquired the minority interest in Phoenix Investment Partners for $339.3 million. Prior to this acquisition, Phoenix Investment Partners had been a publicly-held company listed on the New York Stock Exchange in which we held approximately a 55.1% interest. See Note 4 to our consolidated financial statements in this
Form 10-K for detailed information regarding our acquisition of the Phoenix Investment Partners minority interest.

Other Recent Acquisitions

Life Annuity

In May 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $13.0 million during the years 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31,
2007. See Note 3 to our consolidated financial statements in this Form 10-K for further information regarding
PFG.

In 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation). See Note 3 to our consolidated financial statements in this Form 10-K for further information regarding the acquisition of Valley Forge Life Insurance Company.

Asset Management

In 2002, we acquired a 60% interest in Kayne Anderson Rudnick for $102.4 million. In 2001, we acquired a 75%
interest in Walnut for $7.5 million in cash. We also paid $5.5 million in cash for a 65% interest in Capital
West, which is reported as part of DPIM. See Note 4 to our consolidated financial statements in this Form 10-K for further information regarding Kayne Anderson Rudnick, Walnut and Capital West.

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance
Company, or Phoenix Life. See Note 3 to our consolidated financial statements in this Form 10-K for detailed information regarding the demutualization and closed block.

Recently Issued Accounting Standards

Variable Interest Entities. A new accounting standard was issued in January 2003 that interprets the existing standard on consolidation. This new accounting standard was revised and reissued in December 2003 as FIN 46-R,
Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46-R. It clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). As of December 31, 2003, we adopted FIN 46-R for special purpose entities where we may hold a variable interest. Our adoption of FIN 46-R resulted in no additional variable interest entities being consolidated by us.

In 2003, we revised our method of consolidation for the years 2003, 2002 and 2001 for three collateralized obligation trusts where we serve as investment advisor. Under the new method, the applicable assets, liabilities, revenues, expenses and minority interest are presented on a disaggregated basis and investments pledged as collateral are recorded at fair value with unrealized gains or losses recorded as a component of accumulated other

comprehensive income, other-than-temporary impairment of investments are recorded as a charge to earnings, and non-recourse collateralized obligations are recorded at unpaid principal balance. Prior to our revision of previously reported 2003, 2002 and 2001 amounts, investments pledged as collateral were recorded at fair value with asset valuation changes directly offset by changes in the corresponding liabilities in a manner similar to separate accounts. See Note 1 and Note 8 to our consolidated financial statements in this Form 10-K for additional information.

The effect of our change in method of consolidation for the three consolidated collateralized obligation trusts was to increase our net loss and to reduce stockholders' equity for the years 2003, 2002 and 2001 as follows ($
amounts in millions):

                                                                2003            2002             2001
                                                          ---------------  ---------------  ---------------

Increase in net loss....................................   $       (2.4)    $      (26.3)    $      (12.5)
                                                          ===============  ===============  ===============
Reduction in stockholders' equity.......................   $      (77.3)    $     (204.9)    $      (87.9)
                                                          ===============  ===============  ===============

The above non-cash charges to earnings and stockholders' equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts, that will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts which results in the recognition of realized and unrealized investment losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

The Financial Accounting Standards Board, or FASB, continues to evaluate, through the issuance of FASB staff positions, the various technical implementation issues related to consolidation accounting. We will continue to assess the impact of any new implementation guidance issued by the FASB as well as evolving interpretations among accounting professionals. Additional guidance and interpretations may affect our application of consolidation accounting in future periods.

See Notes 1 and 8 to our consolidated financial statements in this Form 10-K for additional information on these revisions to our 2002 and 2001 financial statements and our consolidated collateralized obligation trusts and other variable interest entities.

Stock-based Compensation. A new standard was issued in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. It also requires annual and quarterly disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation. Effective January 1, 2003 we prospectively changed our accounting for stock options using the fair value method. See Note 11 to our consolidated financial statements in this Form
10-K for more discussion on the requirements of the new standard as it relates to our business.

Goodwill and Other Intangible Assets. At the beginning of 2002, we adopted a new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those assets with definite estimated lives. See Note 4 to our consolidated financial statements in this Form 10-K for a comprehensive discussion of the adoption of the new standard and its effects on our consolidated financial statements.

Critical Accounting Estimates

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

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following are areas that we believe require significant judgments, together with references to the footnote(s) in which each accounting policy is discussed in relation to our business:

   •  Deferred Policy Acquisition Costs, or DAC, and Present Value of Future Profits, or PVFP
      The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.
      In connection with our 1997 acquisition of the Confederation Life business, we recognized an asset for the present value of future profits, or PVFP, representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs, or
      DAC.

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

      The amortization of DAC and PVFP requires the use of various assumptions, estimates and judgments about the future. Significant assumptions include those concerning expenses, investment performance, mortality and policy cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

      We regularly evaluate our estimated gross profits, or EGP, to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGP include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGP related to our variable annuity and variable and interest-sensitive life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 7% for the variable annuity business and 8% for the variable life business at December 31, 2003.

      See Note 3 to our consolidated financial statements and Item 7a, Quantitative and Qualitative Disclosures About
      Market Risk in this Form 10-K for more information.

   •  Policy Liabilities and Accruals
      See Note 3 to our consolidated financial statements and Item 7a, Quantitative and Qualitative Disclosures About
      Market Risk in this Form 10-K for more information.

   •  Goodwill and Other Intangible Assets
      At the beginning of 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those intangible assets with definite estimated lives. For goodwill and intangible assets, we perform impairment tests at the reporting-unit level at least annually. For purposes of the goodwill and indefinite-lived intangible assets impairment test, the fair value of the reporting units is based on the sum of: a multiple of revenue, plus the fair value of the units' tangible fixed assets. Prior to 2002, we amortized goodwill principally over 40 years and investment management contracts and employment contracts over five to 16 years and three to seven years, respectively. All amortization expense has been and continues, for intangible assets with definite lives, to be calculated on a straight-line basis.

      See Note 4 to our consolidated financial statements in this Form 10-K for more information.

   •  Valuation of Debt and Equity Securities
      We classify our debt and equity securities held in our general account, as well as those pledged as collateral, as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

      The following table identifies the fair value of our general account fixed maturity securities by pricing source as of December 31, 2003 ($ amounts in millions):
                                                                               Fixed
                                                                             Maturities         % of Total
                                                                           at Fair Value        Fair Value
                                                                          -----------------  -----------------

      Priced via independent market quotations..........................   $     10,024.5             76%
      Priced via matrices...............................................          2,062.8             16%
      Priced via broker quotations......................................            725.3              5%
      Priced via other methods..........................................            326.5              2%
      Short-term investments*...........................................            133.9              1%
                                                                          -----------------  -----------------
      Total.............................................................   $     13,273.0            100%
                                                                          =================  =================

      *Short-term investments are valued at amortized cost, which approximates fair value

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

      See Note 5 to our consolidated financial statements, the Debt and Equity Securities section of
      Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7a,
      Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K for more information.

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

      To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we used quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we applied a public industry sector index to roll the value forward each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners). Our methodology recognizes downward adjustments based on the indices, but limits upward adjustments to the amounts previously reported by the partnerships. In addition, we annually revise the valuations we have assigned to the investee companies to reflect the valuations in the audited financial statements received from the venture capital partnerships.

      See Note 5 to our consolidated financial statements in this Form 10-K for more information.

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

      See Note 5 to our consolidated financial statements and the Aberdeen Asset Management section of
      Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

   •  Deferred Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts.

      We have elected to file a consolidated federal income tax return for 2003 and prior years. Within the consolidated tax return, we are required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group. These limitations affect the amount of any operating loss carryforwards that we have recorded in our deferred tax assets now or in the future.

      As of December 31, 2003, we had deferred tax assets related to net operating losses of $49.7 million for federal income tax purposes and $24.3 million for state income tax purposes. The deferred tax assets related to the federal net operating losses are scheduled to expire as follows: $7.7 million in 2015,
      $5.4 million in 2016, $19.8 million in 2017, $1.1 million in 2018 and $15.7 in 2023. The deferred tax assets related to the state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $12.7 million in 2020 and $11.6 million in 2021. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, a $24.3 million and a
      $29.0 million valuation allowance has been established at the end of 2003 and 2002, respectively, relative to the state net operating loss carryforwards.

      We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2003 and 2002 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

      Our federal income tax returns are routinely audited by the Internal Revenue Service, or the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. The IRS has examined our consolidated group's federal income tax returns through 1997. The
      IRS is currently examining our federal income tax returns for 1998 through 2001. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded in other liabilities on the balance sheet, have been adequately provided for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS.
      Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

      See Note 10 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

   •  Pension and other Post-employment Benefits
      See Note 11 to our consolidated financial statements in this Form 10-K for more information on our pension and other post-employment benefits.

Consolidated Results of Operations

The following table and discussion present summary consolidated financial data for the years 2003, 2002 and
2001 ($ amounts in millions).

                                                                                              Changes
                                                                                     ------------------------
                                                             2002          2001
                                                 2003      Restated      Restated     2003 / 02    2002 / 01
                                             -----------  -----------   -----------  -----------  -----------

REVENUES
Premiums...................................   $  1,042.2   $  1,082.0    $  1,112.7   $    (39.8)  $    (30.7)
Insurance and investment product fees......        565.3        560.5         543.2          4.8         17.3
Investment income, net of expenses.........      1,107.4        947.7         892.8        159.7         54.9
Net realized investment losses.............       (100.5)      (133.9)        (84.9)        33.4        (49.0)
                                             -----------  -----------   -----------  -----------  -----------
Total revenues.............................      2,614.4      2,456.3       2,463.8        158.1         (7.5)
                                             -----------  -----------   -----------  -----------  -----------

BENEFITS AND EXPENSES
Policy benefits, excluding
  policyholder dividends...................      1,454.0      1,436.1       1,406.7         17.9         29.4
Policyholder dividends.....................        418.8        401.8         400.1         17.0          1.7
Policy acquisition cost amortization.......         94.1         59.2         133.0         34.9        (73.8)
Intangible asset amortization..............         33.2         32.5          49.4          0.7        (16.9)
Intangible asset impairments...............         --           66.3          --          (66.3)        66.3
Interest expense on indebtedness...........         39.6         31.4          27.3          8.2          4.1
Interest expense on non-recourse
  collateralized obligations...............         48.9         30.5          42.3         18.4        (11.8)
Demutualization expenses...................         --            1.8          25.9         (1.8)       (24.1)
Other operating expenses...................        536.0        581.2         624.4        (45.2)       (43.2)
                                             -----------  -----------   -----------  -----------  -----------
Total benefits and expenses................      2,624.6      2,640.8       2,709.1        (16.2)       (68.3)
                                             -----------  -----------   -----------  -----------  -----------
Loss before income taxes
  and minority interest....................        (10.2)      (184.5)       (245.3)       174.3         60.8
Applicable income taxes (benefit)..........        (18.5)       (56.2)       (105.2)        37.7         49.0
                                             -----------  -----------   -----------  -----------  -----------
Income (loss) before minority interest.....          8.3       (128.3)       (140.1)       136.6         11.8
Minority interest in net income
  of consolidated subsidiaries.............         12.4         12.4           7.2         --            5.2
                                             -----------  -----------   -----------  -----------  -----------
Loss from continuing operations............         (4.1)      (140.7)       (147.3)       136.6          6.6
Loss from discontinued operations..........         (2.1)        (1.3)         (2.5)        (0.8)         1.2
                                             -----------  -----------   -----------  -----------  -----------
Loss before cumulative effect of
  accounting changes.......................         (6.2)      (142.0)       (149.8)       135.8          7.8
Cumulative effect of accounting changes....         --         (130.3)        (65.4)       130.3        (64.9)
                                             -----------  -----------   -----------  -----------  -----------
Net loss...................................   $     (6.2)  $   (272.3)   $   (215.2)  $    266.1   $    (57.1)
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Premium revenue decreased $39.8 million, or 4%, in 2003 compared to 2002, primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued
decline of the participating life inforce business. Compared to 2002, 2003 premium revenue for participating life policies decreased by $40.5 million. Since our 2001 demutualization, we no longer sell participating life policies resulting in a decline in renewal participating life premiums and related inforce.

Insurance and investment product fees increased by $4.8 million, or 1%, in 2003 compared to 2002, primarily due to higher sales of universal life and variable life products, a growing inforce in universal life and variable universal life products and slightly higher surrender fees for variable universal life products. These increases were partially offset by lower fees for our Asset Management segment resulting from decreases in both private client and institutional average assets under management.

Net investment income increased by $159.7 million, or 17%, in 2003 compared to 2002, primarily due to improved equity market conditions and the related effect on our earnings from our venture capital segment and to increased general account spread-type funds under management in our life and annuity segment partially offset by the impact of reinvesting maturities at lower interest rates. In addition, investment income from our debt securities pledged as collateral related to our consolidated CDOs increased $21.2 million from 2002, primarily due to investment income from the Mistic CDO which closed in the third quarter of 2002.

Net realized investment losses decreased $33.4 million, or 25%, in 2003 compared to 2002, primarily due to lower impairments from improved credit market conditions including a $26.6 million reduction in impairment losses related to debt securities pledged as collateral related to our consolidated CDOs and higher net transaction related gains, partially offset by an other-than-temporary impairment ($55.0 million after income taxes) on our ownership of Aberdeen common stock during the second quarter of 2003. See the Debt and Equity
Securities section of Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 5 in this Form 10-K for more information.

Policy benefits, including policyholder dividends, increased $34.9 million, or 2%, in 2003 compared to 2002, primarily due to higher interest credited on guaranteed interest accounts and fixed annuities from higher fund account balances and higher mortality expense for universal life insurance. Policyholder dividend expense for
2003 was also higher compared to 2002, primarily due to growth in cash values of existing participating life policies and the growth of our policyholder dividend obligation from favorable results, in part from the portion of the venture capital funds transferred to the closed block in the first quarter of 2003.

Policy acquisition cost amortization increased $34.9 million, or 59%, in 2003 compared to 2002, primarily due to higher amortization for participating life insurance and increased amortization for variable universal life and annuities from a growing inforce and higher margins, partially offset by a $9.0 million acceleration of amortization annuities related to a revision of long-term market return assumptions and a $4.5 million impairment charge in the third quarter of 2002.

Interest expense on indebtedness increased $8.2 million, or 26%, in 2003 compared to 2002, due to a restructuring of debt in late 2002 through the issuance of equity units to paydown borrowings from a lower cost bank credit facility.

Interest expense on non-recourse collateralized obligations increased $18.4 million, or 60%, in 2003 compared to 2002, primarily due to interest expense from the Mistic CDO which closed in the third quarter of 2002.

Other operating expenses decreased $45.2 million, or 8%, in 2003 compared to 2002, primarily due to lower management restructuring costs and lower overall operating expenses.

Our income tax benefit of $18.5 million applicable to income before income taxes and minority interest for 2003 differed from the statutory U.S. federal income tax benefit of $3.6 million, primarily as a result of the tax benefits associated with low income housing tax credits, non-taxable dividend and interest income and income related to the minority interest in various non-taxable entities. The income tax benefit of $56.2 million for
2002 also differed from the statutory U.S. federal income tax benefit of $64.6 million, primarily as a result of tax benefits associated with low income housing tax credits, non-taxable dividend and interest income, the recovery of non-taxable amounts related to an IRS settlement offset by non-deductible charges for the impairment of intangible assets and realized investment losses of $26.3 million related to debt securities pledged as collateral from our consolidated CDOs for which there is no tax benefit.

2002 vs. 2001

Premium revenue declined $30.7 million, or 3%, in 2002, primarily as the result of a shift in sales from traditional life products to variable universal life, universal life and annuity products. Since our 2001 demutualization, we no

longer sell participating life policies resulting in a decline in renewal participating life premiums and the related inforce. Insurance and investment product fees increased $17.3 million, 3%, in 2002. Variable universal life and universal life fees increased $9.4 million and $8.6 million, respectively, due to higher funds under management driven by strong sales of universal life and variable universal life product, particularly in 2001 and 2002. Annuity fees declined $4.8 million as the result of lower funds under management in variable sub-accounts.

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

Net investment income increased $54.9 million, or 6%, in 2002 as compared to 2001, primarily as the result of an increase of invested assets related to the guaranteed interest account portion of our annuity business, principally from the late 2001 and 2002 sales of the Retirement Planners Edge, or RPE, variable annuity.
Increases in net investment income for variable universal life were offset by a modest decrease in universal life net investment income from lower new money rates, reinvestment rates and asset defaults. Interest spread, or the excess of interest earned on guaranteed interest accounts as compared to interest credited on guaranteed interest accounts, increased by $8.8 million as compared to 2001. Improved interest spread on annuity guaranteed interest accounts is the result of a $1.2 billion increase in guaranteed interest account balances at December 31, 2002 as compared to December 31, 2001, offset by lower new money rates and the investment of related assets in short term, more liquid instruments. We experienced a decline in interest spread in the second half of 2002 as further described in the General Account section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The yield on average invested assets, excluding venture capital partnerships, was 6.6% for the year 2002, compared to 7.3% for the year 2001. The increase in net investment income was also offset by lower earnings from debt securities pledged as collateral related to our consolidated CDOs in 2002 compared to 2001.

The increase in realized investment losses was primarily due to higher credit related losses in the telecommunications industry, primarily in the closed block, and debt securities pledged as collateral related to our consolidated CDOs. See Debt and Equity Securities section of Management's Discussion and Analysis of
Financial Condition and Results of Operations in this Form 10-K for additional information.

The increase in policy benefits of $29.4 million, or 2%, in 2002 compared to 2001 is primarily due to a $48.2 million increase in interest credited on the guaranteed interest accounts portion of our annuity business, primarily from late 2001 and 2002 sales of RPE (see the General Account section of Management's Discussion and
Analysis of Financial Condition and Results of Operations). In addition, expense related to minimum death benefit guarantees on certain of our variable annuity products increased $8.7 million during 2002 as the result of an increase in net minimum death benefit exposure from $5.8 million at December 31, 2001 to $234.9 million at December 31, 2002. Of this increase in exposure, $176.6 million was the result of the acquisition of a block of annuity business from Valley Forge Life Insurance Company, with the remaining increase in exposure resulting from the impact of the overall decline in equity markets on fund balances.

The increase in policyholder dividends was primarily due to the increase in cash values for existing participating life policies plus growth of our policyholder dividend obligation resulting from favorable mortality and persistency experience.

The decrease in policy acquisition cost amortization of $73.8 million, or 55%, in 2002 compared to 2001 was primarily due to favorable mortality and persistency experience on life products, offset by a $13.5 million acceleration of DAC amortization expense related to our annuity business in 2002. This offset resulted from a revision of our long-term market return assumption for annuities from 8% to 7% and an impairment charge related to the recoverability of our DAC asset related to our variable annuities business. The Valley Forge block we acquired in 2002, which experienced significant declines in assets due to equity market declines, accounts for
$4.5 million of this acceleration. DAC for individual participating life insurance policies is amortized in proportion to estimated gross margins. The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. In 2002, we revised the assumptions on traditional life products used in the development of estimated gross margins to reflect favorable experience and, as a result, the amortization cost expense decreased.

The decrease in intangible asset amortization of $16.9 million, or 34%, in 2002 compared to 2001 was due to our adoption of a new standard on goodwill and intangible assets with indefinite lives which requires that, upon adoption, amortization cease for goodwill and intangible assets with indefinite lives. See Note 4 to our consolidated financial statements in this Form 10-K for more information.

As a result of adopting the new standard on goodwill and intangible assets with indefinite lives, an impairment charge of $66.3 million was recorded during the third quarter as discussed further in Note 4 to our consolidated financial statements in this Form 10-K.

Interest expense on indebtedness increased $4.1 million, or 15%, in 2002 compared to 2001, due to higher levels of average indebtedness in 2002 than in 2001. Average borrowings were higher during 2002, due to the issuance of $300.0 million senior bonds in December 2001.

Interest expense on non-recourse collateralized obligations decreased $11.8 million, or 28%, in 2002 compared to 2001, primarily due to reduced interest income received (discussed above) resulting in lower distributions to investment holders.

The decrease in other operating expenses of $43.2 million, or 7%, in 2002 compared to 2001 was due mostly to lower non-recurring charges and Corporate and Other segment expenses. This decrease was partially offset by increases in Life and Annuity and Asset Management segment expenses. Life and Annuity expenses were higher due primarily to pension costs, slightly higher compensation and increased corporate overhead absorption. Asset
Management expenses were higher due to the expenses of an acquired company, Kayne Anderson Rudnick. We acquired a majority interest in Kayne Anderson Rudnick in 2002, as further described in Note 4 to our consolidated financial statements in this Form 10-K

Our 2002 effective income tax benefit rate of 30.5% differed from the statutory U.S. federal income tax benefit rate of 35% as a result of the tax benefits associated with tax advantaged investment income (low income housing tax credits and non-taxable dividend and interest income) and the recovery of amounts related to an IRS settlement, offset by the tax on non-deductible goodwill impairment charges and realized losses from investments pledged as collateral for which there is no tax benefit. In 2001, the effective income tax benefit rate of 45.2% differed from the statutory income tax benefit rate of 35% as a result of the non-deductible demutualization expenses and realized losses from our securities pledged as collateral related to our consolidated CDOs, for which there is no tax benefit, offset by the tax benefits associated with tax advantaged investment income and the elimination of the surplus tax liability.

The increase in minority interest expense was the result of our 2002 acquisition of a majority interest in
Kayne Anderson Rudnick.

In 2002, we adopted the new accounting standard related to the accounting for goodwill and other intangible assets resulting in a $130.3 million cumulative effect of accounting change, as further described in Notes 1 and 4 to our consolidated financial statements in this Form 10-K.

Effects of Inflation

For the years 2003, 2002 and 2001, we do not believe inflation had a material effect on our consolidated results of operations, except to the extent inflation may have affected interest rates.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income. Realized investment gains and losses and certain other items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.
Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to three consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment.
Excess investment income on debt and equity securities pledged as collateral represents investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only. Also, all interest expense is included in the Corporate and
Other segment, as are several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

The criteria used to identify an item that will be excluded from segment income include: whether the item is infrequent and is material to the segment's income; or whether it results from a business restructuring or a change in the regulatory requirements, or relates to other unusual circumstances (e.g., non-routine litigation). We include information on other items allocated to our segments in their respective notes for information only. Items excluded from segment income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist.
Segment income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

The following amounts, net of applicable income taxes and other offsets, are included in income (loss) from continuing operations for the years 2003, 2002 and 2001 but are excluded from our operating segment results ($
amounts in millions):
                                                                                             Changes
                                                                                     ------------------------
                                                             2002          2001
                                                 2003      Restated      Restated      2003/02      2002/01
                                             -----------  -----------   -----------  -----------  -----------

Net realized investment losses.............   $  (54.2)    $  (65.6)     $  (55.5)    $   11.4     $  (10.1)
Management restructuring charges and
  early retirement costs...................       (8.5)       (28.5)        (15.5)        20.0        (13.0)
Deferred policy acquisition
  cost adjustment..........................       --           15.1          --          (15.1)        15.1
Mutual life surplus tax....................       --           --            21.0         --          (21.0)
Expenses of purchase of Phoenix
  Investment Partners' minority interest...       --           --           (52.8)        --           52.8
Other income...............................        1.3         --             5.3          1.3         (5.3)
Demutualization expense....................       --           (1.3)        (23.9)         1.3         22.6
                                             -----------  -----------   -----------  -----------  -----------
Total......................................   $  (61.4)    $  (80.3)     $ (121.4)    $   18.9     $   41.1
                                             ===========  ===========   ===========  ===========  ===========

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300% RBC levels for 2003 and 2002 and 250% RBC levels prior thereto. Capital within our

Life Companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our
Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

The following table and discussion presents summary financial data relating to Life and Annuity for 2003, 2002 and 2001 ($ amounts in millions).

                                                                                              Changes
                                                                                     ------------------------
                                                 2003        2002          2001       2003 / 02    2002 / 01
                                             -----------  -----------   -----------  -----------  -----------
Results of Operations
Premiums...................................   $ 1,042.2    $ 1,082.0     $ 1,112.7    $   (39.8)   $   (30.7)
Insurance and investment product fees......       333.0        315.1         303.1         17.9         12.0
Net investment income......................       993.2        947.4         890.8         45.8         56.6
                                             -----------  -----------   -----------  -----------  -----------
Total segment revenues.....................     2,368.4      2,344.5       2,306.6         23.9         37.9
                                             -----------  -----------   -----------  -----------  -----------
Policy benefits, including
  policyholder dividends...................     1,869.9      1,867.6       1,812.6          2.3         55.0
Policy acquisition cost amortization.......        98.2         88.6         122.5          9.6        (33.9)
Other operating expenses...................       300.5        307.4         288.3         (6.9)        19.1
                                             -----------  -----------   -----------  -----------  -----------
Total segment benefits and expenses........     2,268.6      2,263.6       2,223.4          5.0         40.2
                                             -----------  -----------   -----------  -----------  -----------
Segment income before
  income taxes and minority interest.......        99.8         80.9          83.2         18.9         (2.3)
Allocated income taxes.....................        31.1         28.0          28.8          3.1         (0.8)
                                             -----------  -----------   -----------  -----------  -----------
Segment income before minority interest....        68.7         52.9          54.4         15.8         (1.5)
Minority interest in net income
  of consolidated subsidiaries.............         0.4          0.6           0.3         (0.2)         0.3
                                             -----------  -----------   -----------  -----------  -----------
Segment income.............................        68.3         52.3          54.1         16.0         (1.8)
Net realized investment losses,
  net of income taxes and other offsets....        (4.7)       (15.0)        (16.6)        10.3          1.6
Deferred acquisition cost adjustment,
  net of income taxes......................        (1.3)        14.4          --          (15.7)        14.4
Other adjustments, net of income taxes.....         --           0.7          --           (0.7)         0.7
                                             -----------  -----------   -----------  -----------  -----------
Segment net income.........................   $    62.3     $   52.4     $    37.5    $     9.9    $    14.9
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Premium revenue for 2003 decreased by $39.8 million, or 4%, compared to 2002, primarily due to a continued
shift in sales from participating life to universal life and variable universal life products as well as to a continued decline of the participating life inforce business. Compared to the prior year, the 2003 premium revenue for participating life insurance policies decreased by $40.5 million. Since our 2001 demutualization, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums and related inforce.

Investment product fees for 2003 increased by $17.9 million, or 6%, compared to 2002, primarily due to higher sales in universal life products, a growing inforce in universal life and variable universal life products and slightly higher surrender fees for variable universal life products. Specifically, higher net amounts at risk in these two lines of business, as well as higher sales of universal life products, resulted in higher fees.

Net investment income for 2003, increased by $45.8 million, or 5%, compared to 2002, due to increased general account spread-type funds, primarily annuities, partially offset by lower rates earned on invested assets.

Policy benefits, including policyholder dividends for 2003, were relatively flat compared to 2002. This was primarily due to a decrease in reserves for the participating life insurance driven by lower inforce and an
$0.8

million decrease in our reserves for minimum death benefit guarantees due to favorable equity markets, partially offset by higher interest credited on guaranteed interest accounts and fixed annuities driven by higher average fund balances and higher mortality expense for universal life insurance.

Policy acquisition cost amortization for 2003 increased $9.6 million, or 11%, compared to 2002, primarily due to a growing inforce, higher margins and slightly higher surrenders, partially offset by lower amortization expense for annuities due to the charges incurred in the third quarter of 2002, which did not recur in 2003.

Other operating expenses decreased $6.9 million, or 2%, in 2003 compared to 2002 as a result of generally lower non-deferrable operating expenses, partially offset by higher employee benefit costs.

Minority interest expense relates to our subsidiary, PFG. We acquired the 33% of the minority interest in PFG we did not already own in May 2003.

Allocated income taxes for 2003 increased $3.1 million over 2002 as a result of higher segment income before income taxes as well as a current year allocation of the tax effects of tax advantaged investments to the Life and Annuity segment.

2002 vs. 2001

Premium revenue declined $30.7 million, or 3%, in 2002 compared to 2001, primarily as the result of a shift in sales from traditional life products to variable universal life, universal life and annuity products. Insurance and investment product fees increased $12.0 million, or 4%, in 2002 as compared to 2001. Variable universal life and universal life fees increased $9.4 million and $8.6 million, respectively, due to higher funds under management driven by strong sales of universal life and variable universal life products, particularly in 2001 and 2002. Annuity fees declined $4.8 million as the result of lower funds under management in variable sub-accounts.

Net investment income increased $56.6 million, or 6%, in 2002 compared to 2001, primarily as the result of an increase of invested assets related to the guaranteed interest account portion of our annuity business, principally from the late 2001 and 2002 sales of the RPE variable annuity. Small increases in net investment income for variable universal life were offset by a modest decrease in universal life net investment income resulting from lower new money rates, reinvestment rates and asset defaults. The interest spread, or the excess of interest earned on guaranteed interest accounts as compared to interest credited on guaranteed interest accounts, increased by $8.8 million compared to 2001. The improved interest spread on annuity guaranteed interest accounts is the result of a $1.2 billion increase in guaranteed interest account balances at December
31, 2002 compared to December 31, 2001, offset by lower new money rates and the investment of related assets in short term, more liquid instruments. We experienced a decline in interest spread in the second half of 2002 as further described in the General Account section of Management's Discussion and Analysis of Financial Condition
and Results of Operations in this Form 10-K.

The increase in policy benefits and dividends of $55.0 million, or 3%, in 2002 compared to 2001 is primarily due to a $48.2 million increase in interest credited on the guaranteed interest accounts portion of our annuity business, mostly from late 2001 and 2002 sales of RPE (see the General Account section of Management's
Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K). Our policyholder dividend obligation decreased by $4.6 million as a result of realized losses partially offset by continuing favorable mortality and persistency experience. In addition, expense related to minimum death benefit guarantees on certain of our variable annuity products increased $8.7 million during 2002 as the result of an increase in net minimum death benefit exposure from $5.8 million at December 31, 2001 to $234.9 million at
December 31, 2002. Of this increase, $176.6 million was the result of the acquisition of a block of annuity business from Valley Forge Life Insurance Company in the third quarter of 2002, with the remaining increase in exposure resulting from the impact of the overall decline in equity markets on fund balances.

The decrease in policy acquisition cost amortization of $33.9 million, or 28%, in 2002 compared to 2001 was primarily due to favorable mortality and persistency experience on life products, offset by a $13.5 million acceleration of policy acquisition cost amortization expense related to our annuity business in the third quarter of 2002. This offset resulted from a revision of our long-term market return assumption for annuities from 8% to 7% and an impairment charge related to the recoverability of our deferred acquisition cost asset related to our variable annuities business. The Valley Forge block we acquired at the beginning of the third quarter, which experienced significant declines in assets due to equity market declines, accounts for $4.5 million of this acceleration. DAC costs for individual participating life insurance policies are amortized in proportion to estimated gross margins. The amortization process requires the use of various assumptions, estimates and judgments about the future. The primary assumptions involve expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. In the first quarter of 2002, we revised the assumptions on traditional life products used in the development of estimated gross margins to reflect favorable experience and, as a result, the amortization cost expense decreased.

The increase in other operating expenses was primarily due to higher benefit costs, mainly pension-related costs. The segment also experienced slightly higher compensation expense and corporate overhead absorption costs.

Minority interest expense relates to our then 67% owned subsidiary, PFG.

Life and Annuity segment revenues by product for the years 2003, 2002 and 2001 are as follows ($ amounts in millions):

                                                                                              Changes
                                                                                     ------------------------
                                                 2003         2002          2001       2003/02      2002/01
                                             -----------  -----------   -----------  -----------  -----------

Variable universal life insurance..........   $   114.8    $   109.2     $    97.3    $     5.6    $    11.9
Universal life insurance...................       196.9        195.8         190.8          1.1          5.0
Term life insurance........................        14.6         12.2           8.7          2.4          3.5
Other life insurance.......................       148.2        146.3         140.1          1.9          6.2
                                             -----------  -----------   -----------  -----------  -----------
Total, non-participating life insurance....       474.5        463.5         436.9         11.0         26.6
Participating life insurance...............     1,690.1      1,718.9       1,760.9        (28.8)       (42.0)
                                             -----------  -----------   -----------  -----------  -----------
Total, life insurance......................     2,164.6      2,182.4       2,197.8        (17.8)       (15.4)
Annuities..................................       203.8        162.1         108.8         41.7         53.3
                                             -----------  -----------   -----------  -----------  -----------
Segment revenues...........................   $ 2,368.4    $ 2,344.5     $ 2,306.6    $    23.9    $    37.9
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Variable universal life product revenues increased $5.6 million, or 5%, in 2003 compared to 2002, primarily due to higher cost of insurance fees from a growing inforce, and higher surrender charges, partially offset by slightly lower sales and lower interest earned.

Universal life product revenues increased $1.1 million, or less than 1%, in 2003 compared to 2002, primarily due to higher cost of insurance and other fees from higher sales and a growing inforce, offset by lower interest earned.

Term life revenues increased $2.4 million, or 20%, in 2003 compared to 2002, due to premium growth from higher sales.

Other life insurance revenues increased $1.9 million, or 1%, in 2003 compared to 2002, primarily due to higher revenue in an old block of corporate-owned life insurance business and from higher investment income, partially offset by lower revenues in non-life insurance subsidiaries.

Participating life product revenues decreased $28.8 million, or 2%, in 2003 compared to 2002, primarily due to a continued shift in sales from participating life to universal and variable universal life products as well as a continued decline in participating life inforce business.

Annuity product revenues increased $41.7 million, or 26%, in 2003 compared to 2002, primarily due to higher fees from improved equity market performance and to an increase in interest earned on higher spread based asset products.

2002 vs. 2001

Variable universal life product revenues increased $11.9 million, or 12%, in 2002 compared to 2001, primarily due to higher cost of insurance fees from a growing inforce, higher fees from higher sales, and higher interest earned on the increase in funds under management.

Universal life product revenues increased $5.0 million, or 3%, in 2002 compared to 2001, primarily due to higher cost of insurance and other fees from higher sales and a growing inforce, offset by lower interest earned.

Term life revenues increased $3.5 million, 40%, in 2002 compared to 2001, due to premium growth from higher sales, partially offset by lower investment income.

Other life insurance revenues increased $6.2 million, or 4%, in 2002 compared to 2001, primarily due to higher revenues in an old block of corporate-owned life insurance business and from higher investment income, offset by lower revenues in non-life insurance subsidiaries.

Participating life product revenues decreased $42.0 million, or 2%, in 2002 compared to 2001, primarily due to a continued shift in sales from participating life to universal and variable universal life products, a continued decline in participating life inforce business and slightly lower investment income.

Annuity product revenues increased $53.3 million, or 49%, in 2002 compared to 2001, primarily due to higher interest earned on higher spread based asset funds, partially offset by slightly lower fees.

Life and Annuity segment income before income taxes by product for the years 2003, 2002 and 2001 is as follows
($ amounts in millions):

                                                                                             Changes
                                                                                     ------------------------
                                                 2003         2002          2001       2003/02      2002/01
                                             -----------  -----------   -----------  -----------  -----------

Variable universal life insurance..........   $    35.0    $    35.9     $    30.2    $    (0.9)   $     5.7
Universal life insurance...................        21.7         26.3          17.4         (4.6)         8.9
Term life insurance........................         3.8          4.7           1.3         (0.9)         3.4
Other life insurance.......................         6.9          0.8           1.7          6.1         (0.9)
                                             -----------  -----------   -----------  -----------  -----------
Total, non-participating life insurance....        67.4         67.7          50.6         (0.3)        17.1
Participating life insurance...............        36.1         33.3          21.4          2.8         11.9
                                             -----------  -----------   -----------  -----------  -----------
Total, life insurance......................       103.5        101.0          72.0          2.5         29.0
Annuities..................................        (4.1)       (20.7)         10.9         16.6        (31.6)
                                             -----------  -----------   -----------  -----------  -----------
Segment income before income taxes.........   $    99.4    $    80.3     $    82.9    $    19.1    $    (2.6)
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Variable universal life product pre-tax income decreased $0.9 million, or 3%, in 2003 compared to 2002. The decrease can be attributed to lower sales, higher amortization of deferred acquisition costs and higher non-deferrable expenses, partially offset by favorable insurance margins and higher surrender charges.

Universal life product pre-tax income decreased $4.6 million, or 17%, in 2003 compared to 2002, due to lower insurance margins and surrender charges, partially offset by higher investment margins and lower expenses.

Term product pre-tax income decreased $0.9 million, or 19%, in 2003 compared to 2002, primarily due to slightly higher expense levels partially offset by higher insurance margins.

Other life insurance pre-tax income increased $6.1 million in 2003 compared to 2002, due to favorable mortality in an old block of corporate-owned life insurance business, the release of a reserve on a life contingent annuity due to the death of the annuitant and higher income from certain non-life insurance subsidiaries.

Participating life product pre-tax income increased $2.8 million, or 8%, in 2003 compared to 2002, primarily due to a one-time investment gain during the second quarter of 2003 and lower non-deferrable expenses, partially offset by higher DAC amortization and the release of a policyholder tax contingency in 2002 that did not recur in 2003.

Annuity product pre-tax loss was $16.6 million, or 80%, less in 2003 compared to 2002. This was primarily due to lower amortization of DAC in 2003, a decrease in minimum guaranteed death benefits expense in 2003, and higher investment margins from higher spread type funds under management. These were partially offset by higher non-deferrable expenses and commissions as well as further spread compression in 2003. Amortization of DAC was lower in 2003, due to acceleration of amortization from a revision of long-term market return assumptions and an impairment charge in 2002, neither of which recurred in 2003.

2002 vs. 2001

Variable universal life product pre-tax income increased $5.7 million, or 19%, in 2002 compared to 2001, primarily due to favorable investment margins, slightly higher surrender charges, and lower amortization of
DAC.

Universal life product pre-tax income increased $8.9, or 51%, in 2002 compared to 2001, due primarily to higher insurance and investment margins, partially offset by higher incurred expenses.

Term product pre-tax income increased $3.4 million in 2002 compared to 2001, due primarily to higher sales.

Other life insurance pre-tax income decreased $0.9 million, or 53%, in 2002 compared to 2001, primarily due to an old block of corporate-owned life insurance business which had higher benefit costs, partially offset by higher investment income in 2002.

Participating life product pre-tax income increased $11.9 million, or 56%, in 2002 compared to 2001, primarily due to lower benefit costs and lower incurred expenses from lower amortization of DAC, partially offset by lower revenues.

Annuity product pre-tax loss was $20.7 million in 2002, compared with pre-tax income of $10.9 million in 2001.
This $31.6 million decrease was primarily due to higher non-deferrable expenses, amortization of DAC, and benefit costs.

See Note 3 to our consolidated financial statements in this Form 10-K for more information.

Asset Management Segment

The following table and discussion presents summary financial data relating to Asset Management for the years
2003, 2002 and 2001 ($ amounts in millions).

                                                                                             Changes
                                                                                     ------------------------
                                                 2003         2002          2001        2003/02    2002/01
                                             -----------  -----------   -----------  -----------  -----------
Results of Operations
Investment product fees....................   $   243.2    $   258.1     $   258.1    $   (14.9)   $    --
Net investment income......................         0.7          1.0           1.6         (0.3)        (0.6)
                                             -----------  -----------   -----------  -----------  -----------
Total segment revenues.....................       243.9        259.1         259.7        (15.2)        (0.6)
                                             -----------  -----------   -----------  -----------  -----------
Intangible asset amortization..............        33.2         32.5          49.0          0.7        (16.5)
Intangible asset impairments...............        --           66.3          --          (66.3)        66.3
Other operating expenses...................       207.4        218.3         212.5        (10.9)         5.8
                                             -----------  -----------   -----------  -----------  -----------
Total segment expenses.....................       240.6        317.1         261.5        (76.5)        55.6
                                             -----------  -----------   -----------  -----------  -----------
Segment income (loss) before
  income taxes and minority interest.......         3.3        (58.0)         (1.8)        61.3        (56.2)
Allocated income taxes (benefit)...........        (3.3)        (6.0)          2.6          2.7         (8.6)
                                             -----------  -----------   -----------  -----------  -----------
Segment income (loss) before
  minority interest........................         6.6        (52.0)         (4.4)        58.6        (47.6)
Minority interest in net income
  of subsidiaries..........................        12.0         11.9           6.9          0.1          5.0
                                             -----------  -----------   -----------  -----------  -----------
Segment loss...............................        (5.4)       (63.9)        (11.3)        58.5        (52.6)
Net realized investment gains (losses).....        (0.3)        --             0.5         (0.3)        (0.5)
Restructuring and other costs, net of
  income taxes.............................        (4.0)        (8.4)        (50.4)         4.4         42.0
Cumulative effect of accounting change.....        --         (119.9)         --          119.9       (119.9)
                                             -----------  -----------   -----------  -----------  -----------
Segment net loss...........................   $    (9.7)   $  (192.2)    $   (61.2)   $   182.5    $  (131.0)
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Investment product fees decreased $14.9 million, or 6%, in 2003 compared to 2002. This decrease was primarily due to the decrease in average assets under management compared to the prior year. Private client and institutional investment product fees decreased $8.9 million and $6.5 million, respectively, as a result of the decrease in average assets under management. Approximately 56% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in average assets under management.

Assets under management were $59.2 billion and $54.0 billion, of which $15.5 billion and $14.5 billion as of
December 31, 2003 and 2002, respectively, were our Life Companies' assets, including the general and variable separate accounts. The increase in assets under management during 2003 is due primarily to positive investment performance of $5.8 billion for the year. Sales of private client products in 2003 were $4.1 billion, which is a decrease of 29% from 2002. The majority of this decline is due to reduced sales of sponsored managed accounts at Seneca and Kayne Anderson Rudnick. Redemptions of private client products in 2003 were $4.9 billion, which is a decrease of 11% from 2002. This improvement was primarily a result of lower redemptions for mutual funds.
Sales of institutional accounts in 2003 were $3.0 billion, which is a 32% decrease from 2002. The decrease in sales is due to the fact that 2002 included the issuance of a $1.0 billion CDO, which we consolidate in our financial statements, that did not recur in 2003. Redemptions of institutional accounts in 2003 were $3.5 billion, which is a decrease of 22% from 2002. The majority of the improvement in redemptions was attributable to Seneca.

There were no impairments of goodwill or other intangible assets in 2003. The $66.3 million charge in 2002 was associated with the impairment of goodwill related to certain of our asset management partners.

Other operating expenses decreased $10.9 million, or 5%, in 2003 compared to 2002, of which $5.3 million related to compensation expense and $5.5 million related to lower non-compensation related operating expenses.
The decrease in non-compensation related operating expenses was primarily the result of lower professional, rent, depreciation, and travel related charges offset, in part, by increased computer services charges.

Allocated income tax benefits decreased $2.7 million, or 45%, from the comparable period in 2002 as a result of lower segment losses offset by the impact of non-deductible asset impairments in the prior year.

2002 vs. 2001

Investment product fees remained relatively constant compared to 2001. The acquisition of a 60% interest in
Kayne Anderson Rudnick in 2002 increased investment product fees by $41.2 million. A corresponding decrease resulted from reductions in other assets under management and changes to fee structures. Excluding Kayne
Anderson Rudnick, total average assets under management decreased by $4.6 billion. Average assets under management for the private client line of business, excluding Kayne Anderson Rudnick, decreased $5.1 billion, decreasing investment product fees by $34.1 million. Although assets under management for the institutional line of business increased by $0.5 billion, a change in our Life Companies general account fee structure in
July 2001 was the principal cause of a $6.9 million decrease in institutional investment product fees. At
December 31, 2002, Asset Management had $54.0 billion in assets under management, an increase of $1.9 billion, or 4%, from December 31, 2001. This increase consisted of $7.7 billion from the acquisition of Kayne Anderson
Rudnick, net asset inflows of $0.2 billion, including the issuance of a $1.0 billion collateralized obligation in 2002 and $1.8 billion of increased annuity deposits in our Life Companies general accounts offset, in part, by a decrease of $7.9 billion resulting from investment performance.

Sales of private client products in 2002 were $5.8 billion, including $3.1 billion from Kayne Anderson Rudnick, an increase of 27% from the same period in 2001 and redemptions from existing accounts were $5.5 billion, including $0.9 billion from Kayne Anderson Rudnick, an increase of 3% from the same period in 2001. Sales of institutional accounts in 2002 were $4.4 billion, including $0.3 billion from Kayne Anderson Rudnick, a decrease of 12% from the same period in 2001 and lost accounts and withdrawals from existing accounts were $4.5 billion, including $0.3 billion from Kayne Anderson Rudnick, an increase of 19% from the same period in 2001.

The decrease in intangible asset amortization of $16.5 million, or 34%, in 2002 compared to 2001 was primarily due to the elimination of approximately $20.7 million of amortization on goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. Additional intangible amortization of $4.2 million in 2002 compared to 2001 resulted from the acquisition of our interest in Kayne Anderson Rudnick.

Intangible asset impairments is the result of a $66.3 million impairment of goodwill taken in the third quarter of 2002.

The increase in other operating expenses of $5.8 million, or 3%, in 2002 compared to 2001 was primarily due to
$24.6 million from Kayne Anderson Rudnick, for the eleven months of 2002. This increase was offset, in part, by an $8.9 million decrease in compensation expense of which $7.6 million related to incentive compensation. Other operating expense decreased $9.9 million, primarily related to reductions in consulting, professional and travel charges.

The increase in minority interest in net income of subsidiaries in 2002 was due primarily to our purchase of
Kayne Anderson Rudnick.

See Note 4 to our consolidated financial statements in this Form 10-K for more information.

Venture Capital Segment

Our venture capital investments are limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We record our investments in venture capital partnerships in accordance with the equity method of accounting. (See Venture Capital
Partnerships in the Critical Accounting Estimates section of Management's Discussion and Analysis of Financial
Condition and Results of Operations.) Venture capital investments are investments of the general account of
Phoenix Life.

In the first quarter of 2001, we recorded a charge of $48.8 million (net of income taxes of $26.3 million)
representing the cumulative effect of our venture capital partnership accounting change on the fourth quarter of 2000. The cumulative effect was based on the actual fourth quarter 2000 financial results as reported by the partnerships.

During the first quarter of 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $19.4 million ($5.1 million recorded in 2002 and $14.3 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments. At the time of transfer, the partnerships transferred constituted less than 0.5% of the assets of the closed block.

The following table and discussion present summary financial data relating to our Venture Capital segment for the years 2003, 2002 and 2001 ($ amounts in millions).

                                                                                             Changes
                                                                                     ------------------------
                                                 2003        2002          2001         2003/02    2002/01
                                             -----------  -----------   -----------  -----------  -----------
Results of Operations
Net realized gains (losses) on
  partnership cash and stock distributions.   $     4.9    $    (4.7)    $    17.8    $     9.6    $   (22.5)
Net unrealized gains (losses) on
  partnership investments..................        37.1        (47.2)        (95.9)        84.3         48.7
Partnership operating expenses.............        (5.8)        (7.4)         (6.4)         1.6         (1.0)
                                              -----------  -----------   -----------  -----------  -----------
Segment net investment income (loss).......        36.2        (59.3)        (84.5)        95.5         25.2
Applicable income taxes (benefit)..........        12.7        (20.7)        (29.6)        33.4          8.9
                                             -----------  -----------   -----------  -----------  -----------
Segment net income (loss)..................   $    23.5    $   (38.6)    $   (54.9)   $    62.1    $    16.3
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Net investment income increased $95.5 million in 2003 compared to 2002 due to overall improved equity market conditions and the true-up to the partnerships' audited fourth quarter of 2002 financial statements from estimated amounts as of December 31, 2002.

Our accounting methodology makes downward adjustments based on public market indices, but limits upward adjustments to the amounts previously reported by the partnerships. Accordingly, we do not record gains until they are reported by the partnerships. As a result, the effect of our adjusting estimated partnership results to actual results increased investment income by $33.4 million and $12.8 million for 2003 and 2002, respectively.

2002 vs. 2001

The reduction in net investment loss of $25.2 million in 2002 compared to 2001 was primarily due to a reduced effect of industry sector indices when applied to lower partnership holdings balances during 2002 compared to
2001. The loss in 2002 was primarily driven by stock market performance, most notably in technology and related sectors ($ amounts in millions).

                                                                                             Changes
                                                                                     ------------------------
                                                 2003         2002          2001       2003/02      2002/01
                                             -----------  -----------   -----------  -----------  -----------
Venture Capital Investments
Contributions (dollars invested)...........   $    31.0    $    42.2     $    47.0    $   (11.2)   $    (4.8)
Equity in earnings of partnerships.........        36.2        (59.3)       (159.6)        95.5        100.3
Distributions..............................       (32.2)       (41.7)        (63.0)         9.5         21.3
Proceeds from sale of partnership
  interests and transfer to closed block...       (52.2)        --            --          (52.2)        --
Realized loss on sale of partnership
  interests and transfer to closed block...       (14.3)        (5.1)         --           (9.2)        (5.1)
                                             -----------  -----------   -----------  -----------  -----------
Change in venture capital investments......       (31.5)       (63.9)       (175.6)        32.4        111.7
Venture capital segment investments,
  beginning of period......................       227.8        291.7         467.3        (63.9)      (175.6)
                                             -----------  -----------   -----------  -----------  -----------
Venture capital segment investments,
  end of period............................   $   196.3    $   227.8     $   291.7    $   (31.5)  $    (63.9)
                                             ===========  ===========   ===========  ===========  ===========

2003 vs. 2002

Venture capital investments for 2003 increased $32.4 million compared to the change for 2002, primarily due to
$36.2 million in equity in earnings in 2003 compared to equity in losses of $59.3 million in 2002. This $95.5 million improvement in equity in earnings in 2003 was partially offset by proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in 2003 which totaled $66.5 million.

2002 vs. 2001

Venture capital investments for 2002 increased $111.7 million compared to the change for 2001, primarily due to lower losses from equity interests in partnerships ($59.3 million loss in 2002 compared to $159.6 million loss in 2001) and lower distributions in 2002 compared to 2001. Losses from equity interests in partnerships were higher in 2001 primarily due to the cumulative effect of an accounting change discussed above.

Our investments in venture capital partnerships as of December 31, 2003 and 2002 by type of investment follow
($ amounts in millions):

                                                                                 2003            2002
                                                                             --------------  --------------

Technology.................................................................    $    36.8       $    25.0
Telecommunications.........................................................         13.3            10.2
Biotechnology..............................................................         16.3            11.1
Health care................................................................          8.2             9.2
Consumer and business products and services................................         29.6            45.9
Financial services.........................................................         28.5            28.1
Other......................................................................         44.9            50.6
                                                                             --------------  --------------
Private holdings...........................................................        177.6           180.1
Public holdings............................................................         11.3            23.0
Cash and cash equivalents..................................................          5.5            21.6
Other......................................................................          1.9             3.1
                                                                             --------------  --------------
Venture capital partnerships...............................................    $   196.3       $   227.8
                                                                             ==============  ==============

Unfunded commitments.......................................................    $    76.7       $   131.3
                                                                             ==============  ==============

See Note 5 to our consolidated financial statements in this Form 10-K for more information regarding our
Venture Capital segment.

Corporate and Other Segment

The following table and discussion present summary financial data relating to Corporate and Other for the years
2003, 2002 and 2001 ($ amounts in millions):

                                                              2002          2001              Changes
                                                 2003       Restated      Restated      2003/02      2002/01
                                             -----------  -----------   ------------  -----------  -----------
Results of Operations
Corporate investment income................   $    4.3     $    1.5      $     7.2     $    2.8     $   (5.7)
Investment income from
  collateralized obligations...............       52.2         31.0           42.8         21.2        (11.8)
Interest expense on indebtedness...........      (39.6)       (31.4)         (27.3)        (8.2)        (4.1)
Interest expense on non-recourse
  collateralized obligations...............      (48.9)       (30.5)         (42.3)       (18.4)        11.8
Corporate expenses.........................      (11.0)       (10.4)         (19.9)        (0.6)         9.5
International..............................       (1.4)         4.2            7.7         (5.6)        (3.5)
Other......................................       (3.4)        (4.4)          (2.9)         1.0         (1.5)
                                             -----------  -----------   ------------  -----------  -----------
Segment loss, before income taxes..........      (47.8)       (40.0)         (34.7)        (7.8)        (5.3)
Allocated income tax (benefit).............      (18.8)       (29.8)         (20.9)        11.0         (8.9)
                                             -----------  -----------   ------------  -----------  -----------
Segment loss...............................   $  (29.0)    $  (10.2)     $   (13.8)    $  (18.8)    $    3.6
                                             ===========  ===========   ============  ===========  ===========

2003 vs. 2002

Investment income from debt and equity securities pledged as collateral related to our consolidated CDOs increased $21.2 million, or 68%, in 2003 compared to 2002, primarily from earnings from the Mistic CDO which closed in the third quarter of 2002.

Interest expense on indebtedness increased $8.2 million, or 26%, in 2003 compared to 2002, primarily due to a restructuring of debt in late 2002 through the issuance of equity units to paydown shorter term, lower cost borrowings under our bank credit facility.

Interest expense on non-recourse collateralized obligations increased $18.4 million, or 60%, in 2003 compared to 2002, primarily due to interest expense from the Mistic CDO which closed in the third quarter of 2002.

Corporate expenses were relatively level for 2003 compared to 2002. Expenses increased $7.2 million for costs related to the stock purchase contracts issued in 2002, but this was offset by lower unallocated corporate expenses.

International results decreased $5.6 million in 2003 compared to 2002, due primarily to lower equity in earnings from Aberdeen.

Other increased $1.0 million in 2003 compared to 2002, due primarily to lower losses from non-core operations offset by slightly higher expenses related to debt and equity securities pledged as collateral related to our consolidated CDOs of $2.8 million.

2002 vs. 2001

Investment income from debt and equity securities pledged as collateral related to our consolidated CDOs decreased $11.8 million, or 28%, in 2002 compared to 2001, primarily due to a significant drop in interest rates and higher credit defaults resulting in lower interest income received.

Interest expense on indebtedness increased due to higher levels of indebtedness in 2002 than in 2001.

Interest expense on non-recourse collateralized obligations decreased $11.8 million, or 28%, in 2002 compared to 2001, primarily due to reduced interest income received (discussed above) resulting in lower distributions to investment holders.

The decrease in net investment income in 2002 from 2001 is primarily due to a decrease in invested assets in
2002, including a reallocation of assets to the Life and Annuity segment, which was effective January 1, 2002.
The decrease was partially offset by our equity in increased earnings of unconsolidated affiliates, including
HRH, in 2002.

Corporate expenses decreased $9.5 million in 2002 from 2001, due primarily to lower unallocated expenses. Other decreased $1.5 million in 2002 from 2001, due primarily to our exit from our physician practice management business during 2001, offset by higher losses from non-core operations.

General Account

The invested assets in the Life Companies' general accounts are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers. Our asset management professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

Separate Accounts

Separate account assets are managed in accordance with the specific investment contracts and guidelines relating to our variable products. We generally do not bear any investment risk on assets held in separate accounts. Rather, we receive investment management fees based on assets under management. Assets held in separate accounts are not available to satisfy general account obligations.

Debt and Equity Securities Pledged as Collateral and Non-recourse Collateralized Obligations

Investments pledged as collateral trusts are assets held for the benefit of those institutional clients which have investments in structured bond products offered and managed by our asset management subsidiary.

See Note 8 to our consolidated financial statements in this Form 10-K for more information.

Asset/Liability and Risk Management

Our primary investment objective is to maximize after-tax investment return within defined risk parameters. Our primary sources of investment risk are:

    •    credit risk, which relates to the uncertainty associated with the ongoing ability of an obligor to make timely payments of principal and interest;
    •    interest rate risk, which relates to the market price and cash flow variability associated with changes in market interest rates; and
    •    equity risk, which relates to the volatility of prices for equity and equity-like investments, such as venture capital partnerships.

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. We employ a staff of experienced credit analysts who review obligors' management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

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

We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Our major sources of revenues from separate account variable annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. Our major source of profit from fixed annuities and general account variable annuities is from the interest rate spread, or the excess of investment income earned over interest credited.

In 1999, we began selling RPE, a no-load variable annuity. Commissions on these sales were 1% to 1.25% per year depending on the distribution outlet. RPE was designed to attract contributions into variable sub-accounts on which we earn mortality and expense fees. In September 2002, we stopped accepting applications for RPE, although existing policyholders have the right to make subsequent cumulative gross deposits up to $1 million per contract.

Amounts held by our policyholders in RPE and other guaranteed interest accounts, or GIAs, and fixed annuities, as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                                  2003             2002
                                                                             ---------------  ---------------
Policyholder Deposit Funds
Retirement Planners Edge GIAs..............................................   $    1,209.4     $    1,345.6
Other variable annuity GIAs................................................          858.0            813.7
                                                                             ---------------  ---------------
Variable annuity GIAs......................................................        2,067.4          2,159.3
Fixed annuities............................................................        1,056.9            737.2
                                                                             ---------------  ---------------
Total variable annuity GIAs and fixed annuities............................   $    3,124.3     $    2,896.5
                                                                             ===============  ===============

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

We manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment-grade rated issuer exposure.

For further information about our management of interest rate risk and equity risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Information About
Market Risk.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2003, our general account debt securities with a carrying value of $13,273.0 million represented 79% of total general account investments. Public debt securities represented
78.9% of total debt securities, with the remaining 21.1% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to three collateralized obligation trusts we sponsor. See Note 8 of our consolidated financial statements in this Form 10-K for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account's net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2003, our total below investment grade securities totaled $1,101.0 million, or 8.3%, of our total debt security portfolio. Of that amount, $764.9 million, or 5.8%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $336.1 million, or 2.5%, of our total debt security portfolio.

Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

The following table presents our general account debt security portfolio at fair value as of December 31, 2003 and 2002 ($ amounts in millions), by SVO ratings, along with an equivalent Standard & Poor's, or S&P, rating agency designation, and by public and private securities. The majority of our debt securities are investment grade, with 91.7% invested in Categories 1 and 2 securities as of December 31, 2003.

                                   Total Debt Securities      Public Debt Securities   Private Debt Securities
                                        (Fair Value)              (Fair Value)               (Fair Value)
   SVO      S&P Equivalent        ------------------------   -----------------------   ------------------------
 Rating       Designation              2003         2002         2003         2002         2003         2002
---------  --------------------   -----------   ----------   ----------   ----------   ----------   ----------

    1      AAA/AA/A............   $  8,821.2    $  7,971.5   $  7,442.1   $  6,560.4   $  1,379.1   $  1,411.1
    2      BBB.................      3,350.8       2,849.0      2,160.6      1,767.1      1,190.2      1,081.9
                                  -----------   ----------   ----------   ----------   ----------   ----------
     Total investment grade         12,172.0      10,820.5      9,602.7      8,327.5      2,569.3      2,493.0
    3      BB..................        764.9         785.7        635.5        577.4        129.4        208.3
    4      B...................        218.9         105.4        157.8         82.2         61.1         23.2
    5      CCC and lower.......         94.6         118.5         53.7         53.3         40.9         65.2
    6      In or near default..         22.6          59.4         19.0         25.4          3.6         34.0
                                  -----------   ----------   ----------   ----------   ----------   ----------
     Total debt securities         $13,273.0    $11,889.5    $10,468.7    $  9,065.8   $  2,804.3   $  2,823.7
                                  ===========   ==========   ==========   ==========   ==========   ==========

The following tables present our general account debt security portfolio by investment type as of December 31,
2003 ($ amounts in millions), along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                           Unrealized Gains (Losses)
                                                                     ------------------------------------
                                            Fair                        Gross       Gross
                                            Value         Cost          Gains       Losses        Net
                                        ------------  ------------   ----------  -----------  -----------
Debt Securities by Type
U.S. government and agency...........    $   757.0     $   714.5     $   44.0     $   (1.5)    $   42.5
State and political subdivision......        510.3         468.4         43.5         (1.6)        41.9
Foreign government...................        260.4         239.0         23.2         (1.8)        21.4
Corporate............................      6,765.8       6,412.4        400.4        (47.0)       353.4
Mortgage-backed......................      3,097.5       2,963.4        143.4         (9.3)       134.1
Other asset-backed...................      1,882.0       1,863.6         55.6        (37.2)        18.4
                                        ------------  ------------   ----------  -----------  -----------
Total debt securities................    $13,273.0     $12,661.3     $  710.1     $  (98.4)    $  611.7
                                        ============  ============   ==========  ===========  ===========
Debt securities outside closed block:
    Unrealized gains.................    $ 5,169.1     $ 4,946.8     $  222.3     $   --       $  222.3
    Unrealized losses................      1,197.5       1,247.4         --          (49.9)       (49.9)
                                        ------------  ------------   ----------  -----------  -----------
    Total outside the closed block...      6,366.6       6,194.2        222.3        (49.9)       172.4
                                        ------------  ------------   ----------  -----------  -----------
Debt securities in closed block:
    Unrealized gains.................      5,807.5       5,319.7        487.8         --          487.8
    Unrealized losses................      1,098.9       1,147.4         --          (48.5)       (48.5)
                                        ------------  ------------   ----------  -----------  -----------
    Total in the closed block........      6,906.4       6,467.1        487.8        (48.5)       439.3
                                        ------------  ------------   ----------  -----------  -----------
Total debt securities................    $13,273.0     $12,661.3     $  710.1     $  (98.4)    $  611.7
                                        ============  ============   ==========  ===========  ===========

                                                           Investment Grade       Below Investment Grade
                                                      -------------------------  ------------------------
                                                       Fair Value       Cost      Fair Value     Cost
                                                      ------------   ----------  -----------  -----------
Debt Securities by Type and Credit Quality
U.S. government and agency..........................   $   757.0     $   714.5    $    --      $   --
State and political subdivision.....................       510.3         468.4         --          --
Foreign government..................................       126.8         117.7        133.6       121.3
Corporate...........................................     6,013.3       5,682.2        752.5       730.2
Mortgage-backed.....................................     3,035.2       2,907.8         62.3        55.6
Other asset-backed..................................     1,729.4       1,704.7        152.6       158.9
                                                      ------------   ----------  -----------  -----------
Total debt securities...............................   $12,172.0     $11,595.3    $ 1,101.0    $1,066.0
                                                      ============   ==========  ===========  ===========

Percentage of total debt securities.................       91.7%         91.6%         8.3%        8.4%
                                                      ============   ==========  ===========  ===========

                                                                        Total     AAA/AA/A        BBB
                                                                     ----------  -----------  -----------
Investment Grade Debt Securities (Fair Value)
U.S. government and agency........................................   $    757.0   $  757.0     $   --
State and political subdivision...................................        510.3      497.2         13.1
Foreign government................................................        126.8       24.5        102.3
Corporate.........................................................      6,013.3    3,237.2      2,776.1
Mortgage-backed...................................................      3,035.2    2,857.3        177.9
Other asset-backed................................................      1,729.4    1,448.0        281.4
                                                                     ----------- -----------  -----------
Total debt securities.............................................   $12,172.0    $8,821.2     $3,350.8
                                                                     ==========  ===========  ===========

Percentage of total debt securities...............................        91.7%      66.5%        25.2%
                                                                     ==========  ===========  ===========

                                                                                                 In or Near
                                           Total           BB            B        CC or Lower      Default
                                        ------------  -----------   -----------  -------------  ------------
Below Investment Grade
Debt Securities (Fair Value)
Foreign government...................    $   133.6     $  129.7      $    3.9     $    --       $    --
Corporate............................        752.5        526.8         167.1          55.0           3.6
Mortgage-backed......................         62.3         61.9          --             0.2           0.2
Other asset-backed...................        152.6         46.5          47.9          39.4          18.8
                                        ------------  -----------   -----------  ------------  ------------
Total debt securities................    $ 1,101.0     $  764.9      $  218.9     $    94.6     $    22.6
                                        ============  ===========   ===========  ============  ============

Percentage of total debt securities..         8.3%         5.8%          1.6%          0.7%          0.2%
                                        ============  ===========   ===========  ============  ============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2003 in our debt securities portfolio are banking (4.0%), insurance (2.6%), diversified financial services (2.5%), electrical utilities (2.3%) and broker-dealers (2.2%).

Our corporate debt security exposure to currently troubled industries, including telecommunication equipment, telephone utilities, airlines, media, publishing and broadcasting, comprises 3.1% of our debt securities portfolio at December 31, 2003. In addition, within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprise approximately 1% of our debt securities portfolio, with less than one-third of that exposure rated below investment grade at December 31, 2003.

The following table presents certain information with respect to realized investment gains and losses including those on debt securities pledged as collateral, with losses from other-than-temporary impairment charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired. Sources and types of net realized investment gains (losses) in our general account for 2003, 2002 and
2001 follow ($ amounts in millions):

                                                                                           2002         2001
                                                                               2003      Restated     Restated
                                                                           -----------  -----------  ----------

Debt and equity security impairments....................................    $  (80.4)    $ (124.1)    $ (46.1)
Affiliate equity security impairments...................................       (96.9)        --          --
Debt securities pledged as collateral impairments.......................        (8.3)       (34.9)      (39.0)
Other investment impairments............................................       (25.2)       (27.7)       (9.8)
                                                                           -----------  -----------  ----------
Impairment losses.......................................................      (210.8)      (186.7)      (94.9)
                                                                           -----------  -----------  ----------
Debt and equity security transaction gains..............................       152.5        118.8        65.4
Debt and equity security transaction losses.............................       (40.6)       (68.3)      (52.5)
Other investments transaction gains (losses)............................        (1.6)         2.3        (2.9)
                                                                           -----------  -----------  ----------
Net transaction gains...................................................       110.3         52.8        10.0
                                                                           -----------  -----------  ----------
Net realized investment losses..........................................      (100.5)      (133.9)      (84.9)
                                                                           -----------  -----------  ----------
Applicable closed block policyholder dividend obligation (reduction)....        (5.9)       (40.3)      (15.4)
Applicable deferred acquisition costs (benefit).........................        (4.1)        (7.2)       10.5
Applicable deferred income tax benefit..................................       (36.3)       (20.8)      (24.5)
                                                                           -----------  -----------  ----------
Offsets to realized investment losses...................................       (46.3)       (68.3)      (29.4)
                                                                           -----------  -----------  ----------
Net realized investment losses included in net income...................    $  (54.2)    $  (65.6)    $ (55.5)
                                                                           ===========  ===========  ==========

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts are $5.9 million, $8.6 million and $26.5 million for 2003, 2002 and 2001, respectively.

Gross and net unrealized gains and losses from our general account debt and equity securities as of December
31, 2003 follow ($ amounts in millions):

                                                      Total         Outside Closed Block      Closed Block
                                             --------------------- --------------------- ----------------------
                                                Gains     Losses      Gains     Losses      Gains     Losses
                                             ---------- ---------- ---------- ---------- ---------- -----------
Debt Securities
Number of positions........................     1,938        447        785        264      1,153         183
                                             ---------- ---------- ---------- ---------- ---------- -----------
Unrealized gains (losses)..................   $ 710.1    $ (98.4)   $ 222.3    $ (49.9)   $ 487.8    $  (48.5)
                                             ---------- ---------- ---------- ---------- ---------- -----------
Applicable policyholder dividend
  obligation (reduction)...................     487.8      (48.5)      --         --        487.8       (48.5)
Applicable deferred policy acquisition
  costs (benefit)..........................     120.4      (22.8)     120.4      (22.8)      --          --
Applicable deferred income taxes (benefit).      35.7      (10.8)      35.7      (10.8)      --          --
                                             --------------------- ---------- ---------- ---------- -----------
Offsets to net unrealized gains (losses)...     643.9      (82.1)     156.1      (33.6)     487.8       (48.5)
                                             --------------------- ---------- ---------- ---------- -----------
Unrealized gains (losses) after offsets....   $  66.2   $  (16.3)   $  66.2    $ (16.3)   $  --      $   --
                                             ========== =========  ========== ========== ========== ===========
Net unrealized gains after offsets.........   $  49.9              $   49.9               $  --
                                             ==========            ==========            ==========

Equity Securities
Number of positions........................       320         55        164         24        156          31
                                             ---------- ---------- ---------- ---------- ---------- -----------
Unrealized gains (losses)..................   $  91.4   $   (1.8)   $  83.3   $   (1.4)   $   8.1    $   (0.4)
                                             ---------- ---------- ---------- ---------- ---------- -----------
Applicable policyholder dividend
  obligation (reduction)...................       8.1       (0.4)      --         --          8.1        (0.4)
Applicable deferred income taxes (benefit).      29.2       (0.5)      29.2       (0.5)      --          --
                                             ---------- ---------- ---------- ---------- ---------- -----------
Offsets to net unrealized gains (losses)...      37.3       (0.9)      29.2       (0.5)       8.1        (0.4)
                                             ---------- ---------- ---------- ---------- ---------- -----------
Unrealized gains (losses) after offsets....   $  54.1   $   (0.9)   $  54.1   $   (0.9)   $  --      $   --
                                             ========== ========== ========== ========== ========== ===========
Net unrealized gains after offsets.........   $  53.2               $  53.2               $  --
                                             ==========            ==========            ==========

Total net unrealized gains on debt and equity securities were $701.3 million (unrealized gains of $801.5 less unrealized losses of $100.2). Of that net amount, $254.3 million was outside the closed block ($103.1 million after applicable deferred policy acquisition costs and deferred income taxes) and $447.0 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, greater than six months to 12 months, greater than 12 months to 24 months and greater than 24 months. This analysis is provided for investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

Our assessment of whether an investment by us in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

    •    defaulted on payment obligations;
    •    declared that it will default at a future point outside the current reporting period;
    •    announced that a restructuring will occur outside the current reporting period;
    •    severe liquidity problems that cannot be resolved;
    •    filed for bankruptcy;
    •    a financial condition which suggests that future payments are highly unlikely;
    •    deteriorating financial condition and quality of assets;
    •    sustained significant losses during the current year;
    •    announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
    •    been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of December
31, 2003. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our consolidated financial statements in this Form 10-K for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Gross unrealized losses on general account debt and equity securities outside of the closed block as of
December 31, 2003 by duration of unrealized loss and by debt securities credit quality follow ($ amounts in millions):

                                                            0 - 6          6 - 12       12 - 24       Over 24
                                              Total         Months         Months       Months        Months
                                           ------------  ------------   -----------  ------------  ------------
Debt Securities Outside Closed Block
Number of positions.......................        264           205            14            21            24
                                           ------------  ------------   -----------  ------------  ------------
Total fair value..........................  $ 1,197.5     $   943.1      $   74.0     $    66.0     $   114.4
Total amortized cost......................    1,247.4         961.9          80.4          72.0         133.1
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $   (49.9)    $   (18.8)     $   (6.4)    $    (6.0)    $   (18.7)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $   (16.3)    $    (7.6)     $   (0.6)    $    (0.5)    $    (7.6)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $   (16.4)    $    (0.5)     $   (3.7)    $    (2.5)    $    (9.7)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    (7.0)    $    (0.2)     $   (0.6)    $    (2.2)    $    (4.0)
                                           ============  ============   ===========  ============  ============

Investment grade:
Number of positions.......................        230           193            11            13            13
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $   (38.7)    $   (16.4)     $   (5.8)    $    (3.7)    $   (12.8)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $   (12.4)    $    (6.4)     $   (0.5)    $    (0.4)    $    (5.1)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $   (11.1)    $    --        $   (3.7)    $    (2.5)    $    (4.9)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    (3.3)    $    --        $   (0.6)    $    (0.7)    $    (2.0)
                                           ============  ============   ===========  ============  ============

Below investment grade:
Number of positions.......................         34            12             3             8            11
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $   (11.2)    $    (2.4)     $   (0.6)    $    (2.3)    $    (5.9)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $    (3.9)    $    (1.2)     $   (0.1)    $    (0.1)    $    (2.5)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $    (5.3)    $    (0.5)     $   --       $    --       $    (4.8)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    (3.7)    $    (0.2)     $   --       $    (1.5)    $    (2.0)
                                           ============  ============   ===========  ============  ============

Equity Securities Outside Closed Block
Number of positions.......................         24            16             3              2            3
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $    (1.4)    $    (0.6)     $   (0.2)    $     (0.5)   $    (0.1)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $    (0.9)    $    (0.4)     $   (0.1)    $     (0.3)   $    (0.1)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $    (0.4)    $    (0.1)     $   (0.2)    $     --      $    (0.1)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    --       $    --        $   --       $     --      $    --
                                           ============  ============   ===========  ============  ============

For debt securities outside of the closed block with gross unrealized losses, 78% of the unrealized losses after offsets pertain to investment grade securities and 22% of the unrealized losses after offsets pertain to below investment grade securities.

Of the 230 investment grade debt securities held outside the closed block with unrealized losses, 204 have been in an unrealized loss position for 12 months or less at December 31, 2003 (including 203 that have unrealized losses less than 20% of cost). Of the remaining 26 security positions, 13 have been in an unrealized loss position for 12 to 24 months (including 12 that have unrealized losses less than 20% of cost) and 13 have been in an unrealized loss position for over 24 months (including 11 that have unrealized losses less than 20% of cost).

Of the 34 below investment grade debt security positions held outside the closed block with unrealized losses,
15 have been in an unrealized loss position for 12 months or less at December 31, 2003 (including 13 that have unrealized losses less than 20% of cost). Of the remaining 19 security positions, eight have been in an unrealized loss position for 12 to 24 months (all that have unrealized losses less than 20% of cost) and 11 have been in an unrealized loss position for over 24 months (including seven that have unrealized losses less than 20% of cost).

Of the six below investment grade debt security positions held outside the closed block with gross unrealized losses greater than 20% of cost at December 31, 2003, four have been in an unrealized position of greater than
20% of cost for 12 months or less at December 31, 2003. Of the remaining two positions, one has been in an unrealized loss position greater than 20% of cost for 12 to 24 months and one has been in an unrealized loss position greater than 20% of cost for over 24 months with an unrealized loss of less than $(0.0) million.

Of the 24 equity securities held outside the closed block with unrealized losses, 19 have been in an unrealized loss position for 12 months or less at December 31, 2003 (including 17 that have unrealized losses less than
20% of cost). Of the remaining five securities, two have been in an unrealized loss position for 12 to 24 months (both have unrealized losses less than 20% of cost) and three have been in an unrealized loss position for over 24 months (including one that has unrealized losses less than 20% of cost).

Gross unrealized losses on general account debt and equity securities in the closed block as of December 31,
2003 by duration of unrealized loss and by debt securities credit quality follow ($ amounts in millions):

                                                            0 - 6          6 - 12       12 - 24       Over 24
                                              Total         Months         Months       Months        Months
                                           ------------  ------------   -----------  ------------  ------------
Debt Securities Inside Closed Block
Number of positions.......................        183           139            15            13            16
                                           ------------  ------------   -----------  ------------  ------------
Total fair  value.........................  $ 1,098.7     $   916.0      $   32.6     $    56.3     $    93.8
Total amortized cost......................    1,147.2         944.7          34.7          63.5         104.3
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $   (48.5)    $   (28.7)     $   (2.1)    $    (7.2)    $   (10.5)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $   (11.3)    $    (2.5)     $   (0.7)    $    (3.1)    $    (5.0)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============

Investment grade:
Number of positions.......................        155           129            12             5             9
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $   (30.4)    $   (24.2)     $   (0.8)    $    (1.7)    $    (3.7)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $    (1.1)    $    --        $   --       $    --       $    (1.1)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============

Below investment grade:
Number of positions.......................         28            10             3             8             7
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $   (18.1)    $    (4.5)     $   (1.3)    $    (5.5)    $    (6.8)
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $   (10.2)    $    (2.5)     $   (0.7)    $    (3.1)    $    (3.9)
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    --       $    --        $   --       $    --       $     -
                                           ============  ============   ===========  ============  ============

Equity Securities Inside Closed Block
Number of positions.......................         31            31             0             0             0
                                           ------------  ------------   -----------  ------------  ------------
Unrealized losses.........................  $    (0.4)    $    (0.4)     $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============
Unrealized losses after offsets...........  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost........  $    (0.1)    $    (0.1)     $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============
Unrealized losses over 20% of cost
  after offsets...........................  $    --       $    --        $   --       $    --       $    --
                                           ============  ============   ===========  ============  ============

For debt securities in the closed block with gross unrealized losses, 63% of the unrealized losses pertain to investment grade securities and 37% of the unrealized losses pertain to below investment grade securities.

Of the 155 investment grade debt securities held in the closed block with unrealized losses, 141 have been in an unrealized loss position for 12 months or less at December 31, 2003 (all of which have unrealized losses less than 20% of cost). Of the remaining 14 security positions, nine have been in an unrealized loss position for over 24 months (including eight that have unrealized losses less than 20% of cost).

Of the 28 below investment grade debt security positions held in the closed block with unrealized losses, 13 have been in an unrealized loss position for 12 months or less at December 31, 2003 (including 11 that have unrealized losses less than 20% of cost). Of the remaining 15 positions, eight have been in an unrealized loss position for 12

to 24 months (including seven that have unrealized losses less than 20% of cost) and seven have been in an unrealized loss position for over 24 months (including five that have unrealized losses less than 20% of cost).

Of the five below investment grade debt security positions held in the closed block with gross unrealized losses greater than 20% of cost at December 31, 2003, two have been in an unrealized loss position of greater than 20% of cost for 12 months or less at December 31, 2003. Of the remaining three positions, two have been in an unrealized position greater than 20% of cost for 12 to 24 months. None of these securities were considered to be other-than-temporarily impaired at December 31, 2003. Each security has performed, and is expected to continue to perform, in accordance with their original contractual terms. Two issues are collateralized airplane lease related holdings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft related investments. The unrealized loss on these securities at
December 31, 2003 was $(5.9) million. The other issue is an energy/power generation related holding that has declined in fair value due to downgrades, bankruptcies and weakness in the energy market. The unrealized loss on this security at December 31, 2003 was $(1.1) million, or 22%, of its amortized cost.

Of the 31 equity securities held inside the closed block with unrealized losses, all have been in an unrealized loss position for 6 months or less as of December 31, 2003.

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

Aberdeen Asset Management PLC

As of December 31, 2003, we owned $27.5 million of Aberdeen 7.5% convertible subordinated notes. The 7.5%
convertible subordinated notes were originally issued in 1996 at 7%, with a maturity of March 29, 2003, subject to four six-month extensions at Aberdeen's option with increasing interest rates. In March 2003, these notes were partially paid down by $5.0 million, with the remainder extended, subject to a rate increase to 7.5% and a maturity of September 29, 2003. The maturity on these notes was extended again to March 29, 2004 with a partial pay down of $5.0 million received in November 2003 at an interest rate of 7.5%. Prior to the fourth quarter of
2003, we owned $19.0 million of 5.875% convertible bonds which were issued in 2002 and mature in 2007. During the fourth quarter of 2003, we sold the Aberdeen 5.875% bonds and realized a gain of $0.7 million.

Prior to October 24, 2003, our ownership of Aberdeen common stock included 22% of the company's outstanding common shares that we purchased in between 1996 and 2001 for $109.1 million. As of June 30, 2003, we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired resulting in an $89.1 million pre-tax, non-cash charge to earnings during the three month period ended June 30, 2003. The carrying value of our equity investment in Aberdeen was $38.3 million and $119.3 million at December 31, 2003 and 2002, respectively. The fair value, based on quoted market price of underlying shares, of our equity investment in Aberdeen was $65.2 million, $54.4 million and $43.6 million at March 11, 2004, December 31, 2003 and 2002, respectively.

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

Since the third quarter of 2002, we have evaluated the carrying value of our equity method investment in
Aberdeen for other-than-temporary impairment. This evaluation considered quantitative and qualitative factors including quoted market price for the underlying securities, the length of time that the carrying value has been in excess of fair value, historical and projected earnings and cash flow capacity.

As of June 30, 2003, we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired after consideration of the following:

    •   restructuring activities announced to date had not materialized as originally contemplated;
    •   continuing inquiry by U.K. regulatory authorities related to "mis-selling" of certain split capital trusts funds managed by Aberdeen with no resolution anticipated in the near-term;
    •   disputes with clients related to certain closed-end funds managed by Aberdeen; and
    •   as at June 30, 2003, the carrying value of our equity method investment in Aberdeen had continuously exceeded the underlying fair value as represented by its publicly traded share price for a period of nine to 12 months.

The other-than-temporary impairment of our equity investment in Aberdeen resulted in an $89.1 million pre-tax
($55.0 million after income taxes), non-cash charge to earnings during the three-month period ended June 30,
2003.

On October 24, 2003, Aberdeen completed the acquisition of 100% of the outstanding common stock of Edinburgh
Fund Managers Group plc, an Edinburgh Scotland based asset manager, for £36 million through the issuance of 58.9 million shares of Aberdeen common stock. Subsequent to this acquisition, and as of December 31, 2003 our percentage ownership in Aberdeen's common stock was diluted from approximately 22% to 16.2%, although our representation on Aberdeen's Board of Directors remained at two seats out of 12 seats. Based on our continued
substantial ownership position and related board representation, we have the ability to significantly influence the operations of Aberdeen and, therefore, we continue to account for our investment using the equity method of accounting subsequent to October 24, 2003.

Hilb, Rogal & Hamilton Company

Our investment in HRH, a Virginia-based property and casualty insurance and employee benefit products distributor, includes primarily common stock. See Notes 5 and 6 to our consolidated financial statements in this Form 10-K for detailed information regarding our investment in HRH.

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

The Phoenix Companies, Inc. (consolidated)

The following table presents summary consolidated cash flow data for 2003, 2002 and 2001 ($ amounts in millions):

                                                                                             Changes
                                                           2002           2001      --------------------------
                                             2003        Restated       Restated       2003/02      2002/01
                                         ------------  ------------   ------------  ------------- ------------

Cash from continuing operations.........  $   393.1     $   316.1      $   251.2     $    77.0     $    64.9
Cash for discontinued operations........      (36.5)        (59.1)         (76.8)         22.6          17.7
Cash for continuing operations
  investing activities..................   (1,134.7)     (2,498.7)      (1,891.0)      1,364.0        (607.7)
Cash from discontinued operations
  investing activities..................       (4.4)         37.3           79.4         (41.7)        (42.1)
Cash from financing activities..........      119.9       2,491.6        1,742.9      (2,371.7)        748.7

2003 vs. 2002

For 2003, cash from continuing operations increased $77.0 million compared to 2002, due primarily to higher investment income collected and lower operating expenses paid, partially offset by lower premiums collected.

For 2003, cash for continuing operations investing activities decreased $1,364.0 million compared to 2002, due primarily to lower cash from financing activities from lower policyholder deposit fund receipts and lower net proceeds from collateralized obligations. Proceeds from collateralized obligations were higher in 2002 due to proceeds from Mistic CDO which closed in 2002.

For 2003, cash from financing activities decreased $2,371.7 million compared to 2002, due primarily to lower policyholder deposit fund receipts and lower net proceeds from collateralized obligations (discussed above), partially offset by treasury stock purchases in 2002 that were not continued in 2003.

2002 vs. 2001

For 2002, cash from continuing operations increased $64.9 million compared to 2001, due primarily to lower benefit payments and expenses paid, partially offset by lower premiums collected.

For 2002, cash for investing activities increased $607.7 million compared to 2001, due primarily to higher cash from financing (discussed below), partially offset by higher acquisition costs of subsidiary purchases in 2001.

For 2002, cash from financing activities increased $748.7 million compared to 2001, due to proceeds from the equity units and stock purchase contract transactions, increases in policyholder deposit fund receipts and proceeds from the Mistic CDO, partially offset by the proceeds from our IPO and debt offering in 2001.

The Phoenix Companies, Inc. (parent company only)

The following table presents cash flow data for 2003, 2002 and 2001 ($ amounts in millions):

                                                                                              Changes
                                                                                    ---------------------------
                                             2003          2002           2001         2003/02       2002/01
                                         ------------  ------------   ------------  ------------  ------------

Cash from operating activities.........   $    33.2     $    61.3      $    90.3     $   (28.1)    $   (29.0)
Cash for investing activities..........       (25.7)       (372.0)        (900.4)        346.3         528.4
Cash (for) from financing activities...       (15.1)        136.1        1,015.1        (151.2)       (879.0)

2003 vs. 2002

Cash from operating activities decreased $28.1 million in 2003 compared to 2002, primarily due to a decrease of
$22.5 million in the dividend from Phoenix Life and slightly higher expense payments.

Cash for investing activities decreased $346.3 million in 2003 compared to 2002, due to reduced contributions and advances to subsidiaries and lower equity security purchases. This resulted from reduced cash from financing as discussed below.

Cash from financing activities decreased $151.2 million in 2003 compared to 2002, due to the proceeds from the issuance of stock purchase contracts and equity units in 2002 for an aggregate of $ 283.0 million, partially offset by common stock repurchases of $131.1 million. Those financing activities did not recur in 2003.

2002 vs. 2001

Cash from operating activities decreased $29.0 million in 2002 compared to 2001, primarily due to a decrease of
$65.3 million in the dividend from Phoenix Life, partially offset by lower expenses paid, primarily demutualization related, and higher investment income, primarily related to interest received on borrowing by
Phoenix Investment Partners.

Cash for investing activities decreased 528.4 millions in 2002 compared to 2001, due to purchases of subsidiaries from Phoenix Life in 2001 for $659.8 million that did not recur in 2002. These purchases were part of the demutualization and reorganization discussed previously and in Note 1 to our consolidated financial statements in this Form 10-K.

Cash from financing activities decreased $879.0 million in 2002 compared to 2001, primarily proceeds from our public offering in 2001 of $831.0, which did not recur in 2002. See Note 1 to our consolidated financial statements in this Form 10-K for additional information.

The holding company's primary uses of liquidity include dividend payments on its common stock, loans or contributions to its subsidiaries, debt service and general corporate expenses.

The holding company's primary sources of liquidity have been dividends from Phoenix Life and interest income received from Phoenix Investment Partners. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid a dividend of $44.5 million in
April 2003 and is able to pay a dividend of $69.7 million in 2004 under this provision. See Note 15 to our consolidated financial statements in this Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

The holding company sponsors post-employment benefit plans through pension and savings plans and post-retirement health care and life insurance for employees of Phoenix Life and Phoenix Investment Partners.
Funding of these obligations is provided by Phoenix Life and Phoenix Investment Partners on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 11 to our consolidated financial statements in this Form 10-K for additional information.

Phoenix Investment Partners pays interest to the holding company on its debt from the holding company. The holding company does not expect to receive dividends from Phoenix Investment Partners in the near term because it will likely use a substantial portion of its cash flows from operations to pay contingent consideration for prior acquisitions, to repay intercompany debt, including debt to the holding company and interest on debt.

On December 22, 2003, we closed on a new $150.0 million unfunded, unsecured senior revolving credit facility to replace our $100 million credit facility, which expired on that date. This new facility consists of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million, 3-year revolving credit facility. Under the 364-day facility, we have the ability to extend the maturity date of any outstanding borrowings for one year from the termination date. Potential borrowers on the new credit line are the holding company, Phoenix Life and Phoenix Investment Partners. Financial covenants require the maintenance at all times of: consolidated stockholders' equity of $1,775.0 million, stepping up by 50% of quarterly positive net income and 100% of equity issuances; a maximum consolidated debt-to-capital ratio of 30%; a minimum consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.25:1; and, for Phoenix Life, a minimum risk-based capital ratio of 250% and a minimum A.M. Best Financial Strength Rating of A-.

See Note 18 to our consolidated financial statements in this Form 10-K for more information on the holding company.

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

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from our finite reinsurance, recoveries from other retrocessionaires and investment activities. See Note 17 to our consolidated financial statements in this Form 10-K for additional information.

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

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Our Life Companies closely monitor their liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, our Life Companies maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter-term liabilities are matched with investments with short-term and medium-term fixed maturities.

The following table summarizes the withdrawal characteristics of our Life Companies' annuity contract reserves and deposit fund liabilities as of December 31, 2003 and 2002 ($ amounts in millions):

                                                                        2003                    2002
                                                                ---------------------   ---------------------
                                                                 Amount(1)   Percent      Amount(1)   Percent
                                                                ----------- ---------   ----------- ---------

Not subject to discretionary withdrawal provision.............   $  220.8       3%       $  168.1       3%
Subject to discretionary withdrawal without adjustment........    1,967.2      28%        2,073.3      35%
Subject to discretionary withdrawal with market value
  adjustment..................................................      811.6      11%          649.7      11%
Subject to discretionary withdrawal at contract value less
  surrender charge............................................      869.8      12%          701.5      11%
Subject to discretionary withdrawal at market value...........    3,294.0      46%        2,386.5      40%
                                                                ----------- ---------   ----------- ---------
Total annuity contract reserves and deposit fund liability....   $7,163.4     100%       $5,979.1     100%
                                                                =========== =========   =========== =========
-------
(1)  Contract reserves and deposit fund liability amounts are reported on a statutory basis, which more accurately reflects the potential cash outflows and include variable product liabilities. Annuity contract reserves and deposit fund liabilities are monetary amounts that an insurer must have available to provide for future obligations with respect to its annuities and deposit funds. These are liabilities on the balance sheet of financial statements prepared in conformity with statutory accounting practices. These amounts are at least equal to the values available to be withdrawn by policyholders.

Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of our annuity contract reserves and deposit fund liabilities are subject to withdrawals.

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of December 31, 2003, our Life Companies had approximately $11.5 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31,
2003 were $2.2 billion.

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

Phoenix Investment Partners

Phoenix Investment Partners' liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. Phoenix Investment Partners also would require liquidity to fund the costs of any contingent payments for previous acquisitions, as well as any potential acquisitions. Historically, Phoenix
Investment Partners' principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be Phoenix Investment Partners' principal source of working capital.
Phoenix Investment Partners' current sources of liquidity also include a revolving credit facility under which
Phoenix Investment Partners has direct borrowing rights subject to the unconditional guarantee of The Phoenix
Companies, Inc. We believe that Phoenix Investment Partners' current and anticipated sources of liquidity are adequate to meet its present and anticipated needs. See Note 6 to our consolidated financial statements in this
Form 10-K for further details on our financing activities. It is anticipated that Phoenix Investment Partners will draw $25.0 million against the credit facility during the first quarter of 2004 in order to fulfill an obligation related to the Kayne Anderson Rudnick acquisition. See Commitments Related to Recent Business
Combinations

and Note 4 to our consolidated financial statements in this Form 10-K for additional information.

Consolidated Financial Condition

The following table presents the consolidated balance sheet as of December 31, 2003 and 2002 ($ amounts in millions):

                                                                                       2002
                                                                         2003        Restated       Change
                                                                    ------------- ------------- --------------
ASSETS
Available-for-sale debt securities, at fair value................    $  13,273.0   $  11,889.5   $   1,383.5
Available-for-sale equity securities, at fair value..............          312.0         385.9         (73.9)
Mortgage loans, at unpaid principal balances.....................          284.1         468.8        (184.7)
Venture capital partnerships, at equity in net assets............          234.9         228.6           6.3
Affiliate equity securities, at equity in net assets.............           47.5         134.7         (87.2)
Policy loans, at unpaid principal balances.......................        2,227.8       2,195.9          31.9
Other investments................................................          402.0         398.9           3.1
                                                                    ------------- ------------- --------------
                                                                        16,781.3      15,702.3       1,079.0
Available-for-sale debt and equity
  securities pledged as collateral, at fair value................        1,350.0       1,358.7          (8.7)
                                                                    ------------- ------------- --------------
Total investments................................................       18,131.3      17,061.0       1,070.3
Cash and cash equivalents........................................          447.9       1,110.5        (662.6)
Accrued investment income and receivables........................          447.2         409.7          37.5
Deferred policy acquisition costs................................        1,367.7       1,234.1         133.6
Deferred income taxes............................................           58.7          41.4          17.3
Goodwill and other intangible assets.............................          755.0         747.7           7.3
Other general account assets.....................................          268.2         260.3           7.9
Separate account assets..........................................        6,083.2       4,371.2       1,712.0
                                                                    ------------- ------------- --------------
Total assets.....................................................    $  27,559.2   $  25,235.9   $   2,323.3
                                                                    ============= ============= ==============

LIABILITIES
Policy liabilities and accruals..................................    $  13,088.6   $  12,680.0   $     408.6
Policyholder deposit funds.......................................        3,642.7       3,395.7         247.0
Stock purchase contracts and indebtedness........................          767.8         781.9         (14.1)
Other general account liabilities................................          525.7         542.7         (17.0)
Non-recourse collateralized obligations..........................        1,472.0       1,609.5        (137.5)
Separate account liabilities.....................................        6,083.2       4,371.2       1,712.0
                                                                    -------------  ------------- --------------
Total liabilities................................................       25,580.0      23,381.0       2,199.0
                                                                    ------------- ------------- --------------

MINORITY INTEREST
Minority interest in net assets of consolidated subsidiaries......          31.4          28.1           3.3
                                                                    ------------- ------------- --------------

STOCKHOLDERS' EQUITY
Common stock and additional paid in capital......................        2,429.8       2,425.4           4.4
Deferred compensation on restricted stock units..................           (3.6)         --            (3.6)
Accumulated deficit..............................................         (352.7)       (331.4)        (21.3)
Accumulated other comprehensive income...........................           63.7         (71.5)        135.2
Treasury stock...................................................         (189.4)       (195.7)          6.3
                                                                    -------------  ------------- --------------
Total stockholders' equity.......................................        1,947.8       1,826.8         121.0
                                                                    -------------  ------------- --------------
Total liabilities, minority interest and stockholders' equity....    $  27,559.2   $  25,235.9   $   2,323.3
                                                                    ============= ============= ==============

2003 vs. 2002

Available-for-sale debt securities increased $1,383.5 million, or 12%, in 2003 compared to 2002, reflecting significant appreciation of bond values due to lower interest rates, as well as the investment of December 31,
2002 cash in debt securities.

Equity securities decreased $73.9 million, or 19%, in 2003 compared to 2002, primarily due to the sale of equity positions in two General Electric Company life insurance subsidiaries and PXRE Group, Ltd., and a decrease in the fair value of HRH common stock, which we hold as collateral for our stock purchase contracts, partially offset by appreciation in the value of other equity securities.

Affiliate equity securities decreased $87.2 million, or 65%, in 2003 compared to 2002, primarily due to an
$89.1 million pre-tax, non-cash charge related to the other-than-temporary impairment of our equity investment in Aberdeen taken in the second quarter of 2003. See Note 5 to our consolidated financial statements in this
Form 10-K for additional information.

Mortgage loans decreased $184.7 million, or 39%, in 2003 compared to 2002, reflecting continued mortgage loan paydowns, including several significant prepayments and the sale of a portfolio of loans in 2003.

Cash and cash equivalents decreased $662.6 million, or 60%, in 2003 compared to 2002, primarily due to cash outflows for the purchase of debt securities, partially offset by policyholder deposit fund receipts, and cash inflows from continuing operations.

Accrued investment income increased $37.5 million, or 9%, in 2003 compared to 2002, as a result of higher invested asset balances.

Amortization of policy acquisition costs increased $133.6 million, or 11%, in 2003 compared to 2002, due primarily to business growth and the acquisition of the minority interest PFG. See Note 3 to our consolidated financial statements in this Form 10-K for additional information. The composition of deferred acquisition costs by product at December 31, 2003 and 2002 follows ($ amounts in millions):

                                                                          2003          2002         Change
                                                                      ------------  ------------  ------------

Variable universal life...........................................     $    328.7    $    309.9    $     18.8
Universal life....................................................          169.3         105.2          64.1
Variable annuities................................................          260.3         240.0          20.3
Fixed annuities...................................................           45.2           7.7          37.5
Participating life................................................          536.7         551.0         (14.3)
Other.............................................................           27.5          20.3           7.2
                                                                      ------------  ------------  ------------
Total deferred acquisition costs..................................     $  1,367.7    $  1,234.1    $    133.6
                                                                      ============  ============  ============

Policy liabilities and accruals increased $408.6 million, or 3%, in 2003 compared to 2002, primarily due to growth in policyholder inforce, partially offset by a decrease in the policyholder dividend obligation.

Policyholder deposit funds increased $247.0 million, or 7%, in 2003 compared to 2002, primarily due to growth in fixed and market value adjusted annuity deposits, offset by net withdrawals from variable annuity guaranteed interest account sub-accounts.

Stock purchase contracts and indebtedness decreased $14.1 million, or 2%, in 2003 compared to 2002, primarily due to the increase in the fair value of the embedded derivative investment. We recorded a favorable change in fair value of the embedded derivative investment of $8.8 with an offset to other comprehensive income. The increased fair value of the embedded derivative investment was primarily due to a decrease in the quoted market price of HRH common stock. Additionally, there was a $5.3 million decrease in the interest rate swap related to our senior unsecured bonds. See Note 6 to our consolidated financial statements in this Form 10-K for additional information.

Non-recourse collateralized obligations decreased $137.5 million, or 14%, in 2003 compared to 2002, due to distributions to investors and decreases in the non-recourse derivative cash flow hedges.

Contractual Obligations and Commercial Commitments

As of December 31, 2003, we had $2,074.2 million of outstanding contractual obligations, excluding derivative instruments, and $134.0 million in commercial commitments. The following table presents our contractual obligations and commercial commitments, including the years in which such obligations will come due and such commercial commitments expire ($ amounts in millions).

                                                Total        2004       2005 - 2006   2007 - 2008   Thereafter
                                             -----------  -----------  ------------  ------------  ------------
Contractual Obligations Due
Indebtedness(1) ............................   $   628.7    $    --      $    175.0    $    153.7    $    300.0
Capital lease obligations..................        --           --            --            --            --
Operating lease obligations................        41.5         11.4          16.7          10.2           3.2
Other purchase liabilities(2)(6) ............        59.7         45.5          11.8           2.4          --
                                             -----------  -----------  ------------  ------------  ------------
Subtotal...................................   $   729.9    $    56.9    $    203.5    $    166.3    $    303.2
Non-recourse collateralized obligations(3) .     1,344.3         --            --            --         1,344.3
                                             -----------  -----------  ------------  ------------  ------------
Total contractual obligations..............   $ 2,074.2    $    56.9    $    203.5    $    166.3    $  1,647.5
                                             ===========  ===========  ============  ============  ============

Commercial Commitments Expire
Standby letters of credit(4) ...............   $     9.0    $     9.0    $     --      $     --      $     --
Other commercial commitments(5)(6) ..........       125.0          3.4           4.6          25.1          91.9
                                             -----------  -----------  ------------  ------------  ------------
Total commercial commitments...............   $   134.0    $    12.4    $      4.6    $     25.1    $     91.9
                                             ===========  ===========  ============  ============  ============
-------
(1)   Indebtedness amounts include principal only.
(2)   Other purchase liabilities includes $30.0 million due in the first quarter of 2004 related to a recent business combination. The remainder relates to open purchase orders and other contractual obligations.
(3)   Non-recourse obligations are not direct liabilities of ours as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 8 to our consolidated financial statements in this Form 10-K for additional information.
(4)   Our standby letters of credit automatically renew on an annual basis.
(5)   Other commercial commitments relate to venture capital partnerships. These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio during 2003 was $41.3 million.
(6)   Obligations and commitments related to post-employment benefit plans and commitments related to recent business combinations are not included in amounts presented within table. See the discussion on the following pages.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and put/call arrangements summarized as follows:

Kayne Anderson Rudnick

We have an earn-out arrangement effective December 31, 2003 for non-Phoenix members of Kayne Anderson Rudnick that is in the form of a put/call. Non-Phoenix members will be entitled to a payment in the first quarter of 2004 equal to the excess (if any) of (a) the lesser of (i) $165 million or (ii) 2003 net investment advisory fees times 4.5 times 60%, over (b) $100 million. The maximum payment is $65 million. As of December 31, 2003, we have accrued approximately $30 million related to this payment.

Phoenix has an additional arrangement in which existing non-Phoenix members of Kayne Anderson Rudnick will sell a portion of their membership interests in Kayne Anderson Rudnick, representing 15%, to Phoenix at a rate of 33
1/3% per year at December 31, 2004, 2005 and 2006. The total purchase price will equal net investment advisory fees for each year times 4.5 times 4.9% (the proportionate interest purchased). Such amounts are paid during the following quarter. Under certain circumstances, the purchases may be accelerated.

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
All of these membership interests acquired will be reissued to members/employees of Kayne Anderson Rudnick. The reissuance process involves Phoenix Investment Partners contributing the interests to Kayne Anderson Rudnick and then Kayne Anderson Rudnick selling the interests to the members/employees. The members/employees will not pay cash for these purchases but will enter into a note payable agreement with Kayne Anderson Rudnick. Phoenix
Investment Partners will have preferential distribution rights with respect to payments of principal and interest on these notes. Under certain circumstances, these interests can be issued without a note payable or other consideration. In addition, in certain circumstances, the purchases may be accelerated. Once these interests are purchased and then reissued, the amount of cash that Phoenix Investment Partners will need to pay to repurchase them in the future will be based on the growth in Kayne Anderson Rudnick's revenues since the reissuance dates. There is no expiration date for the put/call agreements. There is no cap or floor on the put/call price.

In August 2003, certain members of Kayne Anderson Rudnick accelerated their put/call arrangement. The purchase price for their interests totaled $4.5 million, which was recorded as additional purchase price by Phoenix
Investment Partners and allocated to goodwill and definite-lived intangible assets.

PFG

In May 2003, we acquired the remaining interest in PFG not already owned by us for initial consideration of
$16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $13.0 million during the years 2004 through 2007, based on certain financial performance targets being met, and the balance in 2008, based on the appraised value of PFG as of December 31, 2007.

We have accounted for our acquisition of the remaining interest in PFG as a step-purchase acquisition.
Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the PVFP acquired and a related deferred tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price plus transaction costs of $7.6 million has been assigned to goodwill. We have not presented pro forma information as if PFG had been acquired at the beginning of January 2003, as it is not material to our financial statements. For additional information, see Note 3 to our consolidated financial statements in this Form 10-K.

Seneca

We have a put/call arrangement with respect to the membership interests in Seneca not owned by Phoenix
Investment Partners. The purchase price is equal to Seneca's investment advisory fees for the relevant year multiplied by 3.5 multiplied by the amount of the interest purchased. The pricing on the put/calls will be determined within 60 days after each calendar year-end and can be exercised within 60 days of the finalization of the price. All of these interests acquired will be reissued to members/employees of Seneca. The reissuance process involves Phoenix Investment Partners contributing the interests to Seneca and then Seneca selling them to the members/employees. The members/employees do not pay cash for these purchases, but enter into a note payable agreement with Seneca. Phoenix Investment Partners has preferential distribution rights with respect to payments of principal and interest on these notes. Since these interests have already been purchased by Phoenix
Investment Partners and reissued at least once, the amount of cash that Phoenix Investment Partners will need to pay to repurchase them in the future will be the amount related to the growth in Seneca's revenues since the various reissuance dates. There is no cap or floor on the put/call price. The put/call agreements will expire after the year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2003 we did not have any significant off-balance sheet arrangements as defined by Item
303(a)(4)(ii) of SEC Regulation S-K. See Note 8 to our consolidated financial statements in this Form 10-K for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including AVR) decreased from $1,009.2 million at December 31, 2002 to $962.4 million at December 31, 2003. The principal factors resulting in this decrease are a decrease in admitted deferred income tax assets of $44.8 million and a dividend of $44.5 million to the parent, partially offset by increases in other admitted assets and unrealized investment gains.

Section 1322 of New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Insurance Department explicit regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR plus one-half the policyholder dividend liability) does not exceed certain RBC levels. Each of our other life insurance subsidiaries is also subject to these same RBC requirements.

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

At December 31, 2003, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 300%
of Company Action Level.

See Note 15 to our consolidated financial statements in this Form 10-K regarding the Life Companies' statutory financial information and regulatory matters.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. The largest of these subsidiaries had net capital of approximately $6.6 million, which is $5.8 in excess of its required minimum net capital of $0.8 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2:1. The ratios of aggregate indebtedness to net capital for each of the other broker-dealer subsidiaries were also below the regulatory ratio at December 31, 2003 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Post-Retirement Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $33.1 million, $24.9 million and $25.1 million for 2003, 2002 and 2001, respectively.

We have two defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code.
The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust, while the supplemental plan is unfunded.

We expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004.

The funded status of the qualified and non-qualified pension plans as of December 31, 2003 and 2002 follows
($ amounts in millions):

                                                       Employee Plan                Supplemental Plan
                                                -----------------------------  -----------------------------
                                                     2003           2002            2003           2002
                                                --------------  -------------  --------------  -------------

Plan assets, end of year......................   $    368.9      $    327.7     $     --        $     --
Projected benefit obligation, end of year.....       (460.6)         (410.1)        (124.8)         (126.9)
                                                --------------  -------------  --------------  -------------
Plan assets less than projected
  benefit obligations, end of year ...........   $    (91.7)     $    (82.4)    $   (124.8)     $   (126.9)
                                                ==============  =============  ==============  =============

The post-retirement plan is unfunded. The projected benefit obligation and, therefore, its funded status was
$(78.7) million and $(74.2) million as of December 31, 2003 and 2002, respectively.

See note 11 of the consolidated financial statements included in this Form 10-K for additional information.

Related Party Transactions

State Farm currently owns of record more than 5 percent of our outstanding common stock. In 2003 and 2002, our subsidiaries incurred total compensation costs of $25.8 million and $10.7 million, respectively, related to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

We must effectively manage, measure and monitor the market risk generally associated with our insurance and annuity business and, in particular, our commitment to fund insurance liabilities. We have developed an integrated process for managing market risk, which we conduct through our Corporate Finance Department,
Corporate Portfolio Management Department, Life and Annuity Financial Department, and additional specialists at the business segment level. These groups confer with each other regularly. We have implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of December 31,
2003, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e., participating and universal life). Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The tables below show the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value as of December 31, 2003 ($ amounts in millions). Given that our asset and liability portfolio durations were well matched for the periods indicated, we would expect market value gains or losses in assets to be largely offset by corresponding changes in liabilities.

                                                                     -100 Basis                  +100 Basis
                                                       Carrying        Point                       Point
                                                        Value          Change      Fair Value      Change
                                                     ------------   ------------  ------------  ------------

Cash and cash equivalents...........................  $    447.9     $    448.2    $    447.9    $    447.6
Available-for-sale debt securities..................    13,273.0       13,878.5      13,273.0      12,668.0
Commercial mortgages................................       284.1          308.7         301.4         294.1
                                                     ------------   ------------  ------------  ------------
Subtotal............................................    14,005.0       14,635.4      14,022.3      13,409.7
Debt and equity securities pledged as collateral....     1,350.0        1,420.8       1,350.0       1,279.2
                                                     ------------   ------------  ------------  ------------
Totals..............................................  $ 15,355.0     $ 16,056.2    $ 15,372.3    $ 14,688.9
                                                     ============   ============  ============  ============

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

The tables below show the interest rate sensitivity of our general account interest rate derivatives measured in terms of fair value as of December 31, 2003 ($ amounts in millions). These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

                                                        Weighted-        -100                        +100
                                                         Average        Basis                       Basis
                                           Notional       Term          Point                       Point
                                            Amount       (Years)        Change      Fair Value      Change
                                        ------------  ------------   ------------  ------------  ------------

Interest rate swaps..................    $    540.0          10.4     $     31.3    $     18.2    $      5.0
Other................................          90.0           2.5            0.5           0.4           0.8
                                        ------------                 ------------  ------------  ------------
Totals – general account.............    $    630.0                   $     31.8    $     18.6    $      5.8
                                        ============                 ============  ============  ============
Non-recourse interest rate swaps
  held in consolidated CDO trusts....    $  1,211.3           7.8     $    179.5    $    127.8    $     79.5
                                        ============  ============   ============  ============  ============

See Note 9 to our consolidated financial statements in this Form 10-K for more information on derivative instruments.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $312.0 million in equity securities on our balance sheet as of December 31, 2003. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $31.2 million as of December
31, 2003.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2003 and 2002, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $183.1 and $234.9 million, respectively. This is our exposure to loss should all of our contractholders die on either December 31, 2003 or December 31, 2002 ($ amounts in millions).

                                                                               2003        2002        Change
                                                                            ----------  -----------  ----------

Net amount at risk on minimum guaranteed death benefits
   (before reinsurance)...................................................   $  616.9    $ 1,148.4    $ (531.5)
Net amount at risk reinsured..............................................     (433.8)      (913.5)      479.7
                                                                            ----------  -----------  ----------
Net amount at risk on minimum guaranteed death benefits
   (after reinsurance)....................................................   $  183.1    $   234.9    $  (51.8)
                                                                            ==========  ===========  ==========

Weighted-average age of contractholder....................................         59           60          (1)
                                                                            ==========  ===========  ==========

For the years 2003, 2002 and 2001, payments related to guaranteed minimum death benefits, net of reinsurance recoveries, were as follows ($ amounts in millions):

                                                                               2003        2002         2001
                                                                            ----------  -----------  ----------

Death claims payments before reinsurance..................................   $    7.7    $    8.6     $    3.5

Reinsurance recoveries....................................................       (5.1)       (6.4)        (3.0)
                                                                            ----------  -----------  ----------
Net death claims payments.................................................   $    2.6    $    2.2     $    0.5
                                                                            ==========  ===========  ==========

We establish a reserve for guaranteed minimum death benefits using a methodology consistent with the AICPA SOP
No. 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration
Contracts and for Separate Accounts." This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at December 31, 2003 and 2002. Reserves related to guaranteed minimum death benefits, net of reinsurance recoverables, were as follows ($ amounts in millions):

                                                                                           2003         2002
                                                                                        ----------  -----------

Statutory reserve (after reinsurance)................................................    $   17.3    $    15.8
GAAP reserve (after reinsurance).....................................................         7.6          8.7

We also provide reserves for guaranteed minimum income benefits and guaranteed payout annuity floor benefits.
The statutory reserves for these totaled $0.5 million and $0.1 million at December 31, 2003 and 2002, respectively. No GAAP reserves were required at December 31, 2003 and 2002.

The following analysis represents an estimated sensitivity of our deferred acquisition cost asset and guaranteed minimum death benefit liability to equity market changes, based on their December 31, 2003 carrying values ($ amounts in millions):

                                                                                -10%                    + 10%
                                                                               Equity     Carrying     Equity
                                                                               Market       Value      Market
                                                                             ----------  -----------  ---------

Deferred policy acquisition costs (variable annuities).....................   $  278.3    $   280.1    $ 281.5
Deferred policy acquisition costs (variable universal life)................      318.9        319.8      320.3
Guaranteed minimum death benefit liability (variable annuities)............       11.0          7.8        5.6

See Note 3 to our consolidated financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets in 2003 and 2002. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requests. As of December 31, 2003, the projected benefit obligation for our defined benefit plans were in excess of plan assets by $183.1 million. We expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during 2004. See
Note 11 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans.

Foreign Currency Exchange Risks

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated debt and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign currency exchange rate risk for us are the British pound sterling, due to our investments in
Aberdeen and Lombard International Assurance, S.A. and the Argentine peso, due to our investment in EMCO.
During the years 2003 and 2002, we recorded foreign currency translation adjustment gains (losses) of $10.1 million and $17.7 million, respectively, related to changes in valuation of the British pound sterling and $2.0 million and $(10.8) million, respectively, for the Argentine peso. The components of foreign currency exchange gains (losses) in accumulated other comprehensive income by currency at December 31, 2003 and 2002 are as follows ($ amounts in millions):

                                                                                2003        2002       Change
                                                                             ----------  ----------  ----------

British pound sterling....................................................    $   19.2    $     9.1    $  10.1
Argentine peso............................................................        (8.8)       (10.8)       2.0
Other.....................................................................        (0.1)         0.1       (0.2)
                                                                             ----------  ----------  ----------
Total gains (losses)......................................................    $   10.3    $    (1.6)   $  11.9
                                                                             ==========  ==========  ==========

Item 8.    Financial Statements and Supplementary Data
See Table of Contents.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

                                                         PART III

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
SEC. Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on December 31, 2003, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting.  During the calendar year ended on December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Item 10.   Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth under
Proposal 1 of our definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange
Act within 120 days after the close of its fiscal year) under the following headings: "The Board of Directors,"
"Audit Committee Charter and Report," "Compensation of Executive Officers," "Compensation Committee Report,"
and "Performance Graph."

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix:

DONA D. YOUNG, age 501, has been: Chief Executive Officer of PNX and Phoenix Life since January 2003; President and a Director of PNX since 2000; a Director of Phoenix Life since 1998; and President of Phoenix Life since
2000. Before then, she was: Chief Operating Officer from 2001 until 2003; Executive Vice President, Individual
Insurance and General Counsel of Phoenix Life from 1994 until 2000; and Senior Vice President and General
Counsel of Phoenix Life from 1989 until 1994. Mrs. Young also serves as a director of Wachovia Corporation and
Foot Locker, Inc.

DANIEL T. GERACI, age 46, has been: Executive Vice President, Asset Management, of PNX and President and Chief
Executive Officer of Phoenix Investment Partners since May 2003. From 2001 until May 2003, he was President and
Chief Executive Officer of Pioneer Investment Management USA, Inc. From 1995 to 2001, he held several senior executive positions with Fidelity Investments, including president of Fidelity's Wealth Management Group. From
1988 through 1995, he was with Midland Walwyn Capital, Inc. (later Merrill Lynch Canada), where he held successive distribution and management positions, including founder and president of its asset management subsidiary, Atlas Asset Management, Inc.

MICHAEL J. GILOTTI, age 56, has been: Executive Vice President of PNX and Phoenix Life since August 2002, with responsibility for life, annuity and asset management distribution and marketing across all product lines. He joined Phoenix Life in 1999 as a Vice President and became a Senior Vice President in 2000. From 1994 until
1999, he was the director of bank and broker/dealer operations at Aetna Financial Services. Mr. Gilotti also serves as a director of Phoenix Edge Series Fund.

MICHAEL E. HAYLON, age 46, has been Executive Vice President and Chief Financial Officer of PNX and Phoenix
Life since January 1, 2004. Before then, he was Executive Vice President and Chief Investment Officer of PNX
and of Phoenix Life from 2002 through 2003. He joined Phoenix Life in 1990, as a Vice President, and became
Senior Vice President in 1993. Mr. Haylon also serves as a director of Aberdeen Asset Management PLC.

BONNIE J. MALLEY, age 42, has been Senior Vice President, Corporate Services, of PNX and of Phoenix Life since
2002. Before then, she was Senior Vice President and chief accounting officer from 2001 to 2002 and Vice
President, Corporate Finance 1998 until 2001. She joined Phoenix Life in 1985 as a corporate auditor.

PHILIP K. POLKINGHORN, age 46, became Executive Vice President, Life and Annuity Manufacturing in March 2004.
Before then he had served since 2001 as a Vice President of Sun Life Financial Company with responsibility for overall management of its annuity business, which it acquired from Keyport Life Insurance Company in 2001. Mr.
Polkinghorn served as President of Keyport Life from 1999 until its acquisition by Sun Life. From 1996 to 1999, he served as Chief Marketing Officer for American General.

TRACY L. RICH, age 52, has been: Executive Vice President, General Counsel and Assistant Secretary of PNX and
Phoenix Life since 2002. Before then, he was Senior Vice President and General Counsel of PNX and Phoenix Life
from 2000 to 2002 and Senior Vice President and Deputy General Counsel of Massachusetts Mutual Life Insurance
Company from 1996 until 2000.

JAMES D. WEHR, age 46, has been Senior Vice President and Chief Investment Officer of PNX and Phoenix Life
since January 1, 2004. Before then, he was Senior Managing Director and Portfolio manager of Phoenix Investment
Partners from 1995 through 2003. He joined Phoenix in 1981 and has held a series of increasingly senior investment positions.

                                                      Code of Ethics

We have a code of ethics that is applicable to all of our company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code
(our "Code of

__________________________________
1 All ages are as of March 1, 2004.
                                                      80

Conduct") may be reviewed on our web site at PhoenixWealthManagement.com, in the Investor Relations section.
(This URL and the one below are intended to be inactive textual references only. They are not intended to be active hyperlinks to our website. The information on the website, which might be accessible through a hyperlink resulting from those URLs, is not intended to be part of this report and is not incorporated herein by reference). The latest amendments to the Code of Conduct will be reflected, together with a description of the nature of any amendments, other than ones that are technical, administrative or non-substantive, on the above website. In the event we ever waive compliance with the code by any of our executive officers, we will disclose the waiver on that website. Copies of our code may also be obtained without charge by sending a request either by mail to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford,
Connecticut 06102-5056, or by e-mail to: corporate.secretary@phoenixwm.com.

Item 11.   Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: "Compensation of Executive Officers," "Compensation of Directors,"
"Compensation Committee Report," and "Performance Graph" of our definitive proxy statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, or the Exchange Act, within 120 days after the close of PNX's fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled "Ownership of Common Stock" of our definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of PNX's fiscal year.

The information required by Item 201(d) of Regulation S-K follows.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company's 2003 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                ------------------------- -------------------------- -------------------------
                                            (A)                       (B)                       (C)
------------------------------- ------------------------- -------------------------- -------------------------
                                                                                     Number of securities
                                Number of securities to   Weighted-average exercise  remaining available for
                                be issued upon exercise   price of outstanding       future issuance under
Plan Category                   of outstanding options,   options, warrants and      equity compensation plans,
                                warrants and rights       rights                     excluding securities
                                                                                     reflected in column (A)
------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans
approved by the Company's
shareholders
•  2003 Restricted Stock,
   Restricted Stock Unit and
   Long-Term Incentive Plan(1)         1,615,966(2)                 $ 7.99                   4,384,034
------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans not
approved by the Company's
shareholders
•  Stock Incentive Plan(3)             4,422,356(4)                 $15.27                     850,922
•  Directors Stock Plan(5)               205,500(6)                 $16.20                     819,343
•  Retirement and Transition
   Agreement(7)                          573,477(8)                 $13.95                          --
•  Executive Employment
   Agreement(9)                          394,737(8)                  $7.60                          --
------------------------------- ------------------------- -------------------------- -------------------------
Total                                 7,212,036                    $13.14                   6,054,299
------------------------------- ------------------------- -------------------------- -------------------------

(1)   A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan is filed as an exhibit to the 2003 Proxy Statement filed by the Company with the SEC on March 21, 2003. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

     The Compensation Committee administers this plan and selects the participants to whom restricted stock, restricted stock units, or RSUs, and long-term performance units may be granted. The number of shares of common stock that may be issued under the plan may not exceed 6,000,000 shares. Appropriate adjustments will be made for certain capitalization events in the number of shares that may be issued. Where the shares underlying any grant are not issued, such shares will again be available for inclusion in future award grants. Each RSU represents a contractual right to receive one share of Common Stock after the satisfaction of certain vesting criteria. RSUs granted before June 25, 2006 are not convertible and deliverable in Common Stock until after that date. Generally, RSUs and shares of restricted stock may not be transferred, sold, assigned, pledged, hypothecated or otherwise encumbered by the participant during the restricted period. The committee may, however, permit limited exceptions.

     Holders of restricted stock will have all the rights of other shareholders including, but not limited to, the right to vote and the right to receive dividends. Holders of RSUs, however, will not have the right to vote or to dispose of the shares of the underlying Common Stock and thus, will not have beneficial ownership of Common Stock until the shares are issued. Generally, if a participant terminates employment by reason of death, disability or retirement, the restricted period will lapse and the number of shares to be issued will be prorated. Any awards as to which the restricted period has not lapsed at the date of a participant's termination of employment for the above reasons will automatically be cancelled. If employment is terminated for any other reason before the end of the restricted period, all restricted stock held by the participant will revert to the Company and all RSUs and any dividend equivalents credited to such participant will be forfeited. In the event of a change of control of the Company (as defined in the plan), the restricted period with respect to each award of restricted stock and RSUs will end on the date of such change of control.

     Long-Term Performance Units will relate to pre-established "performance goals" over a "performance cycle"
     (generally, three years and may consist of calendar year segments.) The committee will establish the performance goals applicable

     to the units that may be earned by a participant for each performance cycle and/or segment thereof.
     Following the end of each performance cycle, the committee will determine the number of units actually earned. In general, if a participant ceases employment by reason of death, disability or retirement during a performance cycle, the participant will earn that number of units determined by prorating the percentage of the target earned according to the number of months he or she was actively at work during the cycle. In general, if a participant ceases employment prior to the end of a cycle for any other reason, he or she will forfeit all units. In the event of a change of control, however, the participant will earn a prorated number of units in respect of each outstanding performance cycle.

     The Board of Directors may terminate the plan at any time and, from time to time, may amend or modify the plan (subject in certain cases to the approval of shareholders and, prior to June 26, 2006, to the prior written consent of the New York State Superintendent of Insurance). No amendment, modification, or termination of the plan may in any manner adversely affect any award previously granted under the plan, without the consent of the participant. The plan will continue in effect, unless terminated or until no more shares of Common Stock are available for issuance under the plan.

(2)   This figure consists of the shares underlying 255,004 RSUs that vest over time, 1,147,338 RSUs that are subject to performance contingencies, and 213,624 RSUs that are subject to no contingencies (but which are not currently convertible).

(3)   A copy of the Stock Incentive Plan is filed as an exhibit to the Form S-1 filed by the Company with the
     SEC on February 9, 2001. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

     Under the Company's Stock Incentive Plan, the Compensation Committee (or if the committee delegates such authority to the CEO, the CEO) may grant stock options to officers, employees and insurance agents of the
     Company and its subsidiaries. The maximum number of shares issuable under the plan with respect to officers, employees and insurance agents of the Company (including those who are also employees, officers or directors of Phoenix Investment Partners and those individuals who were officers or employees of the
     Company on June 25, 2001) is the aggregate of 5% (approximately 5.2 million) of the shares outstanding on
     June 26, 2001 (approximately 105 million shares) reduced by the shares issuable pursuant to options granted under the Company's Directors Stock Plan and, with respect to officers and employees of Phoenix
     Investment Partners (other than those officers, employees or insurance agents described above) 1%
     (approximately 1.05 million) of the shares outstanding on June 26, 2001. The maximum number of shares which may be subject to award under the plan: prior to June 25, 2003, shall not exceed 75% of the shares available under the plan; prior to June 25, 2004, shall not equal 85% of the shares available under the plan; and prior to June 25, 2005, shall not exceed 100% of the shares available under the plan. During any five-year period, no participant may be granted options in respect of more than 5% of the shares available for issuance under the plan. The Board may terminate or amend (subject, in some cases, to the approval of its shareholders and, prior to June 25, 2006, to the approval of the New York Superintendent of Insurance)
     the plan, but such termination or amendment may not adversely affect any outstanding stock option without the consent of the participant. The plan will continue in effect until it is terminated by the Board or until no more shares are available for issuance.

     The exercise price per share subject to an option will be not less than the fair market value of such share on the option's grant date. Each option will generally become exercisable in equal installments on each of the first three anniversaries of the grant date, except that no option will become exercisable prior to June 25, 2003 nor may any option be exercised after the tenth anniversary of the grant date.
     Options may not be transferred by the grantee, except in the event of death or, if the committee permits, the transfer of non-qualified stock options by gift or domestic relations order to the grantee's immediate family members. Upon a grantee's death, any outstanding options previously granted to such grantee will be exercisable by the grantee's designated beneficiary until the earlier of the expiration of the option or five years following the grantee's death. If the grantee terminates employment by reason of disability or retirement, any outstanding option will continue to vest as if the grantee's service had not terminated and the grantee may exercise any vested option until the earlier of five years following termination of employment or the expiration of the option. If the grantee's employment is terminated for cause, the grantee will forfeit any outstanding options. If the grantee's employment terminates in connection with a divestiture of a business unit or subsidiary or similar transaction, the committee may provide that all or some outstanding options will continue to become exercisable and may be exercised at any time prior to the earlier of the expiration of the term of the options and the third anniversary of the grantee's termination of service. If the grantee terminates employment for any other reason, any vested options held by the grantee at the date of termination will remain exercisable for a period of 30 days and any then unvested options will be forfeited.

     Generally, upon a change of control (as defined in the plan), each outstanding option will become fully exercisable. Alternatively, the committee may: (i) require that each option be canceled in exchange for a payment in an amount equal to the excess, if any, of the price paid in connection with the change of control over the exercise price of the option; or (ii) if the committee determines in good faith that the option will be honored or assumed by, or an alternative award will be issued by, the acquirer in the change of control, require that each option remain outstanding without acceleration of vesting or exchanged for such alternative award.

(4)   This figure consists of the shares which underlie the options issued under the Stock Incentive Plan
     (1,827,664 of which are fully vested and 2,641,363 of which are subject to vesting with the passage of time).

(5)   A copy of the Directors Stock Plan is filed as an exhibit to the Form S-1 filed by the Company on February
     9, 2001. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

     Under the Directors Stock Plan, the Board of Directors may grant options to outside directors, provided that prior to June 25, 2006: (a) such options will be in substitution for a portion of the cash fees that would otherwise have been payable to such directors; and (b) the aggregate number of shares issuable pursuant to options will not exceed 0.5% of the total shares outstanding on June 26, 2001, or 524,843 shares. Each option entitles the holder to acquire one share of our Common Stock at the stated exercise price. The exercise price per share will not be less than the fair market value of a share on the day such option is granted and the option will be exercisable from the later of June 25, 2003 or the day the option is granted until the earlier of the tenth anniversary of such grant date or the third anniversary of the day the outside director ceases to provide services for the Company. Under the Directors Stock Plan, the
     Board of Directors may require the outside directors to receive up to one-half of their directors fees in shares instead of cash and the outside directors may elect to receive any portion of such fees in shares instead of cash. The aggregate number of shares that may also be issued in lieu of cash fees may not exceed 500,000 shares, bringing the total available under this plan to 1,024,843 shares.

(6)   This figure consists of the shares which underlie the options issued under the Directors Stock Plan.

(7)   A copy of the Retirement and Transition Agreement with Robert W. Fiondella, retired Chairman, is filed as an exhibit to the Form 8-K filed by the Company on October 9, 2002. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement, which is hereby incorporated by reference.

     The Company's Retirement and Transition Agreement with Mr. Fiondella provided for the issuance to him of
     $8,000,000 worth of RSUs upon his retirement in March 2003. This equated to 573,477 RSUs, based on the closing price of $13.95 on September 27, 2002, the date of measurement. Each unit represents the right to receive one share of Common Stock after June 25, 2006. The agreement expressly prohibits the actual issuance of stock to Mr. Fiondella prior to the fifth anniversary of the effective date of Phoenix Life's demutualization (i.e., prior to June 25, 2006). The agreement further provides that while Mr. Fiondella holds the RSUs, he will not have any right to vote or to direct the vote of the related shares of stock.
     Moreover, he is expressly prohibited from disposing of the underlying shares of stock, or of any economic interest related to the shares of stock, other than upon his death (in which case, the Company will distribute the shares of stock to his estate after June 25, 2006). The Company will credit each RSU with an amount equal to cash dividends on the shares of stock underlying the RSUs, or dividend equivalents, and interest thereon, both to be distributed promptly following June 25, 2006.

(8)   This figure consists of the shares which underlie the RSUs issued or issuable pursuant to the related agreement.

(9)   A copy of the Company's Executive Employment Agreement with Mrs. Young is filed as an exhibit to the Form
     8-K filed by the Company as of January 1, 2003. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement.

     The Company's Executive Employment Agreement with Mrs. Young provides for the issuance to her of that number of RSUs equal to the number resulting from dividing $3,000,000 by the closing price of our Common
     Stock on December 31, 2002 ($7.60) (i.e. 394,737 RSUs).

     The agreement expressly provides, assuming the RSUs have by then vested, for the issuance of stock to Mrs.
     Young on the later of: (a) June 26, 2006; or (b) the 15th day after termination of her employment with the
     Company (the period

     from the grant date of January 1, 2003 to that date being the "Restricted Period"). The agreement further provides that while Mrs. Young holds the RSUs, she will not have any right to vote or to direct the vote of the underlying shares of stock. Moreover, she is expressly prohibited from disposing of the underlying shares of stock, or of any economic interest related to the shares of stock, other than upon her death (in which case, the Company will distribute the shares of stock to her estate after June 25, 2006). The
     Company will credit each RSU with dividend equivalents and interest thereon, both to be distributed to
     Mrs. Young at the end of the Restricted Period.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled "The Board of Directors" (under the caption "Certain Relationships and
Related Transactions") of our definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of our fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by Item 9(c) of Schedule 14A is incorporated herein by reference to the information set forth in the section entitled Fees Incurred for Services Performed by PwC, under Proposal 2 of our definitive proxy statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of
1934 within 120 days after the close of our fiscal year.

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

(b)      The following reports on Form 8-K were filed during the last quarter covered by this Form 10-K:

         •    dated October 17, 2003, containing a press release of that date concerning the resignation of Sue
              A. Collins as Executive Vice President;
         •    dated November 4, 2003, containing a press release of that date announcing third quarter financial results and the Company's financial supplement for quarter ended September 30, 2003
              (which was also made available on the Company's website);
         •    dated November 21, 2003, containing a press release dated November 20, 2003 announcing the appointment of Michael E. Haylon as Executive Vice President and Chief Financial Officer and the
              promotion of James D. Wehr to Senior Vice President and Chief Investment Officer; and
         •    dated December 23, 2003, concerning our closing of a new $150.0 million unfunded, unsecured senior revolving credit facility to replace the then existing unfunded $100 million credit facility.

We make our periodic and current reports available, free of charge, on our website, at
PhoenixWealthManagement.com, in the Investor Relations section, as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. (This URL is intended to be an inactive textual

reference only. It is not intended to be an active hyperlink to our website. The information on the website, which might be accessible through a hyperlink resulting from this URL, is not intended to be part of this report and is not incorporated herein by reference).

                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PHOENIX COMPANIES, INC.
                                                 (Registrant)

Dated:                March 15, 2004                           By: /s/Dona D. Young
                                                                   ----------------
                                                               Dona D. Young
                                                               President and Chief Executive Officer

Dated:                March 15, 2004                           By: /s/Michael E. Haylon
                                                                   --------------------
                                                               Michael E. Haylon
                                                               Executive Vice President
                                                                and Chief Financial Officer

Dated:                March 15, 2004                           By: /s/Scott R. Lindquist
                                                                   ---------------------
                                                               Scott R. Lindquist
                                                               Senior Vice President
                                                                and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated
March 15, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Sal H. Alfiero                                              /s/John E. Haire
-----------------                                              ----------------
Sal H. Alfiero, Director                                       John E. Haire, Director

/s/Peter C. Browning                                           /s/Jerry J. Jasinowski
--------------------                                           ----------------------
Peter C. Browning, Director                                    Jerry J. Jasinowski, Director

/s/Arthur P. Byrne                                             /s/Thomas S. Johnson
------------------                                            ---------------------
Arthur P. Byrne, Director                                      Thomas S. Johnson, Director

/s/Sanford Cloud, Jr.                                          /s/Marilyn E. LaMarche
---------------------                                          ----------------------
Sanford Cloud, Jr., Director                                   Marilyn E. LaMarche, Director

/s/Richard N. Cooper                                           /s/Robert G. Wilson
--------------------                                           -------------------
Richard N. Cooper, Director                                    Robert G. Wilson, Director

/s/Gordon J. Davis                                             /s/Dona D. Young
------------------                                             ----------------
Gordon J. Davis, Director                                      Dona D. Young, Chairman

/s/Ann M. Gray
--------------
Ann M. Gray, Director

                                      THIS PAGE INTENTIONALLY LEFT BLANK

                                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
 The Phoenix Companies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries (the Company) at December
31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United
States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of
America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and for venture capital partnerships, securitized financial instruments and derivative instruments in 2001. In addition, as discussed in Note 1, the Company has revised its financial statements as of December 31, 2002 and for each of the two years in the period ended December
31, 2002.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
March 9, 2004

                                          The Phoenix Companies, Inc.
                                          Consolidated Balance Sheet
                                ($ amounts in millions, except per share data)
                                          December 31, 2003 and 2002

                                                                                                        2002
                                                                                       2003           Restated
                                                                                  ---------------  ---------------
ASSETS:
Available-for-sale debt securities, at fair value...............................   $   13,273.0     $   11,889.5
Available-for-sale equity securities, at fair value.............................          312.0            385.9
Mortgage loans, at unpaid principal balances....................................          284.1            468.8
Venture capital partnerships, at equity in net assets...........................          234.9            228.6
Affiliate equity securities, at equity in net assets............................           47.5            134.7
Policy loans, at unpaid principal balances......................................        2,227.8          2,195.9
Other investments...............................................................          402.0            398.9
                                                                                  ---------------  ---------------
                                                                                       16,781.3         15,702.3
Available-for-sale debt and equity securities pledged as collateral,
 at fair value..................................................................        1,350.0          1,358.7
                                                                                  ---------------  ---------------
Total investments...............................................................       18,131.3         17,061.0
Cash and cash equivalents.......................................................          447.9          1,110.5
Accrued investment income.......................................................          222.3            192.3
Receivables.....................................................................          224.9            217.4
Deferred policy acquisition costs...............................................        1,367.7          1,234.1
Deferred income taxes...........................................................           58.7             41.4
Intangible assets with definite lives...........................................          261.8            291.7
Goodwill and other indefinite-lived intangible assets...........................          493.2            456.0
Other assets....................................................................          268.2            260.3
Separate account assets.........................................................        6,083.2          4,371.2
                                                                                  ---------------  ---------------
Total assets....................................................................   $   27,559.2     $   25,235.9
                                                                                  ===============  ===============

LIABILITIES:
Policy liabilities and accruals.................................................   $   13,088.6     $   12,680.0
Policyholder deposit funds......................................................        3,642.7          3,395.7
Stock purchase contracts........................................................          128.8            137.6
Indebtedness....................................................................          639.0            644.3
Other general account liabilities...............................................          525.7            542.7
Non-recourse collateralized obligations.........................................        1,472.0          1,609.5
Separate account liabilities....................................................        6,083.2          4,371.2
                                                                                  ---------------  ---------------
Total liabilities...............................................................       25,580.0         23,381.0
                                                                                  ---------------  ---------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries....................           31.4             28.1
                                                                                  ---------------  ---------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,376,291 and 106,374,510 shares issued.........            1.0              1.0
Additional paid-in capital......................................................        2,428.8          2,424.4
Deferred compensation on restricted stock units.................................           (3.6)            --
Accumulated deficit.............................................................         (352.7)          (331.4)
Accumulated other comprehensive income..........................................           63.7            (71.5)
Treasury stock, at cost: 11,930,647 and 12,330,000 shares.......................         (189.4)          (195.7)
                                                                                  ---------------  ---------------
Total stockholders' equity......................................................        1,947.8          1,826.8
                                                                                  ---------------  ---------------
Total liabilities, minority interest and stockholders' equity...................   $   27,559.2     $   25,235.9
                                                                                  ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                          The Phoenix Companies, Inc.
                             Consolidated Statement of Income and Comprehensive Income
                                ($ amounts in millions, except per share data)
                                 Years Ended December 31, 2003, 2002 and 2001

                                                                                          2002           2001
                                                                           2003         Restated       Restated
                                                                       -------------  ------------  --------------
 REVENUES:
 Premiums............................................................   $ 1,042.2     $ 1,082.0     $  1,112.7
 Insurance and investment product fees...............................       565.3         560.5          543.2
 Investment income, net of expenses..................................     1,107.4         947.7          892.8
 Net realized investment losses......................................      (100.5)       (133.9)         (84.9)
                                                                       ------------  ------------  --------------
 Total revenues......................................................     2,614.4       2,456.3        2,463.8
                                                                       ------------  ------------  --------------

 BENEFITS AND EXPENSES:
 Policy benefits, excluding policyholder dividends...................     1,454.0       1,436.1        1,406.7
 Policyholder dividends..............................................       418.8         401.8          400.1
 Policy acquisition cost amortization................................        94.1          59.2          133.0
 Intangible asset amortization.......................................        33.2          32.5           49.4
 Intangible asset impairments........................................        --            66.3           --
 Interest expense on indebtedness....................................        39.6          31.4           27.3
 Interest expense on non-recourse collateralized obligations.........        48.9          30.5           42.3
 Other operating expenses............................................       536.0         583.0          650.3
                                                                       ------------  ------------  --------------
 Total benefits and expenses.........................................     2,624.6       2,640.8        2,709.1
                                                                       ------------  ------------  --------------
 Loss from continuing operations before income taxes
   and minority interest.............................................       (10.2)       (184.5)        (245.3)
 Applicable income tax benefit.......................................       (18.5)        (56.2)        (105.2)
                                                                       ------------  ------------  --------------
 Income (loss) from continuing operations before minority interest...         8.3        (128.3)        (140.1)
 Minority interest in net income of consolidated subsidiaries........        12.4          12.4            7.2
                                                                       ------------  ------------  --------------
 Loss from continuing operations.....................................        (4.1)       (140.7)        (147.3)
 Loss from discontinued operations...................................        (2.1)         (1.3)          (2.5)
                                                                       ------------  ------------  --------------
 Loss before cumulative effect of accounting changes.................        (6.2)       (142.0)        (149.8)
 Cumulative effect of accounting changes.............................        --          (130.3)         (65.4)
                                                                       ------------  ------------  --------------
 Net loss............................................................   $    (6.2)    $  (272.3)    $   (215.2)
                                                                       ============  ============  ==============

 EARNINGS PER SHARE:
 Loss from continuing operations — basic.............................   $    (0.04)   $    (1.44)   $     (1.41)
 Loss from continuing operations — diluted...........................   $    (0.04)   $    (1.44)   $     (1.41)
                                                                       ============  ============  ==============
 Loss before cumulative effect of accounting change — basic..........   $    (0.07)   $    (1.45)   $     (1.43)
 Loss before cumulative effect of accounting change — diluted........   $    (0.07)   $    (1.45)   $     (1.43)
                                                                       ============  ============  ==============
 Net loss — basic....................................................   $    (0.07)   $    (2.78)   $     (2.06)
 Net loss — diluted..................................................   $    (0.07)   $    (2.78)   $     (2.06)
                                                                       ============  ============  ==============
 Basic weighted-average common shares outstanding (in thousands).....       94,218        97,854        104,578
 Diluted weighted-average common shares outstanding (in thousands)...       94,218        97,854        104,578
                                                                       ============  ============  ==============

 COMPREHENSIVE INCOME:
 Net loss............................................................   $    (6.2)    $  (272.3)    $   (215.2)
 Other comprehensive income (loss)...................................       135.2         (74.3)         (14.5)
                                                                       ------------  ------------  --------------
 Comprehensive income (loss).........................................   $   129.0     $  (346.6)    $   (229.7)
                                                                       ============  ============  ==============

The accompanying notes are an integral part of these financial statements.

                                          The Phoenix Companies, Inc.
                                     Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                                 Years Ended December 31, 2003, 2002 and 2001

                                                                                       2002             2001
                                                                       2003          Restated         Restated
                                                                   --------------  --------------   --------------

 OPERATING ACTIVITIES:
 Premiums collected..............................................   $  1,024.9      $  1,068.2       $  1,108.3
 Insurance and investment product fees collected.................        575.1           579.2            546.0
 Investment income collected.....................................      1,026.2           954.7            906.2
 Policy benefits paid, excluding policyholder dividends..........     (1,017.9)       (1,036.2)        (1,099.0)
 Policyholder dividends paid.....................................       (396.1)         (387.0)          (387.6)
 Policy acquisition costs paid...................................       (205.5)         (217.0)          (206.1)
 Interest expense on indebtedness paid...........................        (36.5)          (32.6)           (32.3)
 Interest expense on collateralized obligations paid.............        (48.9)          (30.5)           (42.3)
 Other operating expenses paid...................................       (534.8)         (595.0)          (614.0)
 Income taxes refunded...........................................          6.6            12.3             72.0
                                                                   --------------  --------------   --------------
 Cash from continuing operations.................................        393.1           316.1            251.2
 Discontinued operations, net....................................        (36.5)          (59.1)           (76.8)
                                                                   --------------  --------------   --------------
 Cash from operating activities..................................        356.6           257.0            174.4
                                                                   --------------  --------------   --------------

INVESTING ACTIVITIES:
Investment purchases (Note 5)....................................     (5,625.5)       (4,969.9)        (3,795.8)
Investment sales, repayments and maturities (Note 5).............      4,417.2         3,418.6          2,284.1
Debt and equity securities pledged as collateral purchases.......        (56.9)         (891.6)          (116.4)
Debt and equity securities pledged as collateral sales...........        171.5            96.0            127.4
Subsidiary purchases.............................................        (23.4)         (136.1)          (373.7)
Premises and equipment additions.................................        (17.6)          (15.7)           (16.6)
Discontinued operations, net.....................................         (4.4)           37.3             79.4
                                                                   --------------  --------------   --------------
Cash for investing activities...................................      (1,139.1)       (2,461.4)        (1,811.6)
                                                                   --------------  --------------   --------------

 FINANCING ACTIVITIES:
 Policyholder deposit fund receipts (repayments), net ...........        247.0         1,649.6            836.8
 Stock purchase contracts proceeds...............................         --             133.9             --
 Equity units proceeds...........................................         --             149.1             --
 Senior unsecured bond proceeds..................................         --              --              300.0
 Other indebtedness proceeds.....................................         --              --              179.5
 Indebtedness repayments.........................................         --            (125.1)          (305.3)
 Common stock issuance...........................................         --              --              831.0
 Common stock purchases..........................................         --            (131.1)           (64.6)
 Payment to policyholders in demutualization.....................         --              --              (28.7)
 Collateralized obligations proceeds (repayments), net...........        (99.6)          841.6             --
 Common stock dividends paid.....................................        (15.1)          (15.8)            --
 Minority interest distributions.................................        (12.4)          (10.6)            (5.8)
                                                                   --------------  --------------   --------------
 Cash from financing activities..................................        119.9         2,491.6          1,742.9
                                                                   --------------  --------------   --------------
 Change in cash and cash equivalents.............................       (662.6)          287.2            105.7
 Cash and cash equivalents, beginning of year....................      1,110.5           823.3            717.6
                                                                   --------------  --------------   --------------
 Cash and cash equivalents, end of year..........................   $    447.9      $  1,110.5       $    823.3
                                                                   ==============  ==============   ==============

Included in cash and cash equivalents above is cash pledged as collateral of $72.0 million, $57.0 million, and
$11.0 million at December 31, 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

                                          The Phoenix Companies, Inc.
                             Consolidated Statement of Changes in Stockholders' Equity
                                ($ amounts in millions, except per share data)
                                 Years Ended December 31, 2003, 2002 and 2001

                                                                                            2002          2001
                                                                             2003         Restated      Restated
                                                                         ------------   ------------  -----------

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Additional common shares issued in demutualization
  (1,853; 4,237; and 56,174,373 shares)...............................   $     --       $     --       $  1,580.4
Restricted stock units awarded as compensation
  (701,598; 573,477 units)............................................          5.1            8.0           --
Restricted stock units awarded as payment of deferred compensation
  liabilities (161,768 units).........................................          1.5           --             --
Stock options awarded as compensation (572,504 options)...............          0.4           --             --
Excess of cost over fair value of common shares contributed to
  employee savings plan...............................................         (2.6)          --             --
Income tax benefit....................................................         --              5.9           --
Present value of future contract adjustment payments on equity units..         --             (2.8)          --
Common shares issued in initial public offering (50,195,900 shares)...         --             --            831.0

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation deferred on restricted stock units awarded...............         (5.0)          --             --
Compensation expense recognized — restricted stock units..............          1.4           --             --

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net loss..............................................................         (6.2)        (272.3)        (215.2)
Common stock dividends declared ($0.16 per share; $0.16 per share)....        (15.1)         (15.8)          --
Transfer to common stock and additional paid-in capital for
  common shares issued in demutualization.............................         --             --         (1,580.4)
Policyholder cash payments and policy credits.........................         --             --            (41.5)
Equity adjustment for policyholder dividend obligation, net...........         --             --            (30.3)
Other equity adjustments..............................................         --             --              3.4

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss).....................................        135.2          (74.3)         (14.5)

TREASURY STOCK:
Common shares purchased (0; 7,871,500; and 4,458,500 shares)..........         --           (129.7)         (66.0)
Common shares contributed to employee savings plan
 (399,353 shares).....................................................          6.3           --             --
                                                                        -------------  -------------  -------------
Change in stockholders' equity.......................................         121.0         (481.0)         466.9
Stockholders' equity, beginning of year...............................      1,826.8        2,307.8        1,840.9
                                                                        -------------  -------------  -------------
Stockholders' equity, end of year.....................................  $   1,947.8    $   1,826.8    $   2,307.8
                                                                        =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                                          The Phoenix Companies, Inc.
                                  Notes to Consolidated Financial Statements
                          ($ amounts in millions, except per share and per unit data)
                                 Years Ended December 31, 2003, 2002 and 2001

1.  Organization and Operations

Our consolidated financial statements include the accounts of The Phoenix Companies, Inc. and its subsidiaries. The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company, or Phoenix Life, and Phoenix
Investment Partners, Ltd., or Phoenix Investment Partners. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have restated certain amounts on our
Consolidated Statement of Income and Comprehensive Income and our Consolidated Balance Sheet which is further described below. Also, we have reclassified certain amounts for 2002 and 2001 to conform with 2003 presentations.

We have prepared these financial statements in accordance with generally accepted accounting principles, or
GAAP. In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Significant accounting policies are presented throughout the notes in italicized type.

In 1999, we began the process of reorganizing and demutualizing our then principal operating company, Phoenix
Home Life Mutual Insurance Company. We completed the process in June 2001, when all policyholder membership interests in the mutual company were extinguished and eligible policyholders of the mutual company received
56,180,463 shares of common stock (56,164,244 shares in June 2001 and 16,219 shares subsequently), $28.8 million of cash and $12.7 million of policy credits as compensation. Our retained earnings immediately following the demutualization (net of cash payments and policy credits that were charged directly to retained earnings) were reclassified to common stock and additional paid-in capital in the amount of $1,580.4 million.
To protect the future dividends of these policyholders, we established a closed block for their existing policies, which we describe in Note 3. Concurrent with the demutualization and conversion, we sold common stock of The Phoenix Companies, Inc. to the public and received net proceeds of $831.0 million.

Accounting changes and restatement of prior periods

The cumulative effect of accounting changes for 2002 and 2001 follows ($ amounts in millions):

                                                                                  2002              2001
                                                                             ---------------   ---------------
 Goodwill and other intangible assets......................................   $   (130.3)       $     --
 Venture capital partnerships..............................................         --               (48.8)
 Securitized financial instruments.........................................         --               (20.5)
 Derivative instruments....................................................         --                 3.9
                                                                             ---------------   ---------------
 Cumulative effect of accounting changes income (loss).....................   $   (130.3)       $    (65.4)
                                                                             ===============   ===============

As of December 31, 2003, we adopted a new accounting standard for special purpose variable interest entities which we describe further in Note 8. As of January 1, 2003, we prospectively adopted a new accounting standard for stock-based compensation, which we describe further in Note 11. We recognized no cumulative effect of accounting changes in 2003 as a result of our adoption of these new accounting standards.

As of January 1, 2002, we adopted a new accounting standard for goodwill and other intangible assets and recorded the cumulative effect of the adoption as a charge to earnings. We describe the adoption of this standard further in Note 4.

As of January 1, 2001, we adopted a new accounting standard for derivative instruments and recorded the cumulative effect of the adoption as a credit to both earnings and other comprehensive income. We describe the adoption further in Note 9. Also as of January 1, 2001, we changed our accounting for venture capital partnerships to remove the lag in reporting their operating results and recorded the effect of this change as a charge to earnings. Additionally, in the beginning of the second quarter of 2001, we adopted a new accounting pronouncement for securitized financial instruments and recorded the cumulative effect of the adoption as a charge to earnings. We describe both of these changes further in Note 5.

Pro forma information on income (loss) from continuing operations for 2001 assuming retroactive application of the accounting change for goodwill and other intangibles assets follows ($ amounts in millions):

                                                                                                    2001
                                                                                   2001            Actual
                                                                                 Pro forma        Restated
                                                                              ---------------  ---------------

Income (loss) from continuing operations....................................   $     (128.1)    $     (147.3)
Income (loss) from continuing operations per share (basic and diluted)......   $      (1.23)    $      (1.41)

Effective January 1, 2004, we are required to adopt the AICPA's Statement of Position 03-1, Accounting and
Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate
Accounts, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. This new accounting standard largely codifies our current accounting and reserving practices related to our applicable non-traditional long-duration contracts and separate accounts and thus, our adoption is not expected to have a material effect on our financial statements.

We have restated certain 2002 and 2001 amounts on our Consolidated Statement of Income and Comprehensive
Income and our Consolidated Balance Sheet with respect to our method of consolidation for several of our sponsored collateralized obligation trusts which we further describe in Note 8. Revised and originally reported amounts for select financial statement components for the years 2002 and 2001 and as of 2002 are as follows ($ amounts in millions, except per share data):

                                                                     2002                          2001
                                                         -----------------------------  ----------------------------
                                                               As             As             As             As
                                                            Restated       Reported       Restated       Reported
                                                         --------------  -------------  -------------  -------------
Income statement data
Insurance and investment product fees.................    $    560.5      $    562.3     $   543.2      $   545.7
Investment income.....................................         947.7           916.7         892.8          847.5
Realized investment gains (losses)....................        (133.9)         (107.6)        (84.9)         (72.4)
Interest expense on non-recourse
  collateralized obligations..........................          30.5            --            42.3           --
Net loss from continuing operations...................        (140.7)         (114.4)       (147.3)        (134.8)
Net loss..............................................    $   (272.3)     $   (246.0)    $  (215.2)     $  (202.7)

Earnings per share data
Loss from continuing operations — basic and diluted...    $    (1.44)     $    (1.17)    $   (1.41)     $   (1.29)
Loss before cumulative effect of accounting change —
  basic and diluted...................................         (1.45)          (1.18)        (1.43)         (1.31)
Net loss — basic and diluted..........................    $    (2.78)     $    (2.51)    $   (2.06)     $   (1.94)

Balance sheet data
Available-for-sale equity securities..................    $    385.9      $    390.9
Available-for-sale debt and equity securities
  pledged as collateral...............................       1,358.7            --
Cash and cash equivalents.............................       1,110.5         1,053.5
Other assets..........................................         260.3           249.1
Separate account assets...............................       4,371.2            --
Separate account and investment trust assets..........          --           5,793.1
Non-recourse collateralized obligations...............       1,609.5            --
Separate account liabilities..........................       4,371.2            --
Separate account and investment trust liabilities.....          --           5,793.1
Minority interest in net assets of subsidiaries.......          28.1            10.8
Stockholders' equity..................................    $  1,826.8      $  2,031.7

As reported 2002 and 2001 amounts reflect reclassifications related to discontinued operations and other reclassifications to conform to 2003 presentation. Reduction of December 2001 stockholders' equity due to the change in method of consolidation of $87.9 million is reflected as a decrease to 2002 opening stockholders'
equity.

Business combinations

In 2003, we acquired the outstanding minority interests in PFG Holdings, Inc., or PFG, and Capital West Asset
Management, LLC, or Capital West. In 2002, we acquired a majority interest in Kayne Anderson Rudnick
Investment Management, LLC, or Kayne Anderson Rudnick; in 2001, we acquired the minority interest in Phoenix
Investment Partners and majority interests in two other asset management firms. Additional information on PFG is included in Note 3 and on the other acquisitions in Note 4.

We have not presented pro forma information as if the minority and majority interests had been acquired at the beginning of 2001, since such pro forma information does not differ materially from our financial statements.

2.  Business Segments

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products through a variety of distributors. These products are managed within two operating segments -- Life and Annuity and Asset Management. We report our remaining activities in two non-operating segments -- Venture Capital and Corporate and Other.

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable life, term life and variable annuities. The Asset Management segment includes private client and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds. We provide more information on the Life and Annuity and Asset
Management operating segments in Note 3 and Note 4, respectively.

The Venture Capital segment includes our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block. We provide more information on this segment in Note 5. The Corporate and Other segment includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include international operations and the run-off of our group pension and guaranteed investment contract businesses.

We evaluate segment performance on the basis of segment income. Realized investment gains and losses and some non-recurring items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.
The non-recurring items are removed from segment after-tax operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business.

The criteria used to identify an item that will be excluded from segment income include: whether the item is infrequent and is material to the segment's income; or whether it results from a business restructuring, or a change in regulatory requirements, or relates to other unusual circumstances (e.g., non-routine litigation).
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

We allocate indebtedness and related interest expense to our Corporate and Other segment. We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300%
of RBC levels for 2003 and 2002 and 250% of RBC for 2001. Capital within our life insurance companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to three consolidated collateralized obligation trusts we sponsor, are included in the Corporate and
Other segment. Excess investment income on debt and equity securities pledged as collateral represent investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.

Segment information on assets as of December 31, 2003 and 2002 and revenues and income for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                                     2003             2002
                                                                                ---------------  ---------------
Segment Assets
Life and annuity segment......................................................   $   24,219.5     $   21,263.0
Asset management segment......................................................          851.2            844.3
                                                                                ---------------  ---------------
Operating segment assets......................................................       25,070.7         22,107.3
Venture capital segment.......................................................          196.3            227.8
Corporate and other segment...................................................        2,264.0          2,870.4
                                                                                ---------------  ---------------
Total segment assets..........................................................       27,531.0         25,205.5
Net assets of discontinued operations (Note 14)...............................           28.2             30.4
                                                                                ---------------  ---------------
Total assets..................................................................   $   27,559.2     $   25,235.9
                                                                                ===============  ===============

                                                                                     2002             2001
                                                                    2003           Restated         Restated
                                                               ---------------  ---------------  ---------------
Segment Revenues
Life and annuity segment.....................................   $    2,368.4     $    2,344.5     $    2,306.6
Asset management segment.....................................          243.9            259.1            259.7
Elimination of inter-segment revenues........................          (14.0)           (15.8)           (19.3)
                                                               ---------------  ---------------  ---------------
Operating segment revenues..................................         2,598.3          2,587.8          2,547.0
Venture capital segment......................................           36.2            (59.3)           (84.5)
Corporate and other segment..................................           80.4             61.7             86.2
                                                               ---------------  ---------------  ---------------
Total segment revenues......................................         2,714.9          2,590.2          2,548.7
Net realized investment losses...............................         (100.5)          (133.9)           (84.9)
                                                               ---------------  ---------------  ---------------
Total revenues..............................................    $    2,614.4     $    2,456.3     $    2,463.8
                                                               ===============  ===============  ===============

Segment Income (Loss)
Life and annuity segment.....................................   $       99.4     $       80.3     $       82.9
Asset management segment.....................................           (8.7)           (69.9)            (8.7)
                                                               ---------------  ---------------  ---------------
Operating segment pre-tax income............................            90.7             10.4             74.2
Venture capital segment......................................           36.2            (59.3)           (84.5)
Corporate and other segment:
    Interest expense on indebtedness.........................          (39.6)           (31.4)           (27.3)
    Other....................................................           (8.2)            (8.6)            (7.4)
                                                               ---------------  ---------------  ---------------
Total segment income (loss) before income taxes..............           79.1            (88.9)           (45.0)
Applicable income taxes (benefit) ...........................           21.8            (28.5)           (19.1)
                                                               ---------------  ---------------  ---------------
Total segment income (loss).................................            57.3            (60.4)           (25.9)
Loss from discontinued operations...........................            (2.1)            (1.3)            (2.5)
Net realized investment losses, net of income taxes and
  other offsets.............................................           (54.2)           (65.6)           (55.5)
Restructuring and early retirement costs, net of
  income taxes..............................................            (8.5)           (28.5)           (15.5)
Other income, net of income taxes...........................             1.3             --                2.4
Deferred acquisition cost adjustment, net of income taxes...            --               15.1             --
Demutualization related items, net of income taxes..........            --               (1.3)           (23.9)
Expenses of purchase of Phoenix Investment Partners
  minority interest.........................................            --               --              (52.8)
Mutual life surplus tax.....................................            --               --               21.0
Pension adjustment, net of income taxes.....................            --               --                2.9
Cumulative effect of accounting changes, net of
  income taxes..............................................            --             (130.3)           (65.4)
                                                               ---------------  ---------------  ---------------
Net loss....................................................    $       (6.2)    $     (272.3)    $     (215.2)
                                                               ===============  ===============  ===============

While revenues derived from outside of the United States are not material to our financial statements, we have international investments, the principal ones of which are located in the United Kingdom (Aberdeen Asset
Management PLC, or Aberdeen, 16.2% owned, Note 5) and Luxembourg (Lombard International Assurance, 12% owned,
Note 5) and Argentina. We have recorded pre-tax cumulative foreign currency translation gains of $10.3 million, related principally to the British pound and the Argentine peso, which are included as a component of accumulated other comprehensive income at December 31, 2003 (Note 12).

The pre-tax components of foreign currency exchange gains (losses) in accumulated other comprehensive income by currency as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                                     2003             2002
                                                                                ---------------  ---------------

British pound sterling........................................................   $       19.2     $        9.1
Argentine peso................................................................           (8.8)           (10.8)
Other.........................................................................           (0.1)             0.1
                                                                                ---------------  ---------------
Total accumulated unrealized foreign currency gain (loss).....................   $       10.3     $       (1.6)
                                                                                ===============  ===============

3.  Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products of Phoenix Life and certain of its subsidiaries and affiliates (together, our "Life Companies"), including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products.

Segment information on assets as of December 31, 2003 and 2002 and income for 2003, 2002 and 2001 follows
($ amounts in millions):

                                                                                     2003             2002
                                                                                ---------------  ---------------
Life and Annuity Segment Assets
Investments...................................................................   $   16,203.3     $   14,475.1
Cash and cash equivalents.....................................................          250.5            919.0
Receivables...................................................................          228.1            236.5
Deferred policy acquisition costs.............................................        1,367.7          1,234.1
Deferred income taxes.........................................................           40.2             97.2
Goodwill and other intangible assets..........................................           15.3              7.1
Other general account assets..................................................          204.1            162.3
Separate accounts.............................................................        5,910.3          4,131.7
                                                                                ---------------  ---------------
Total segment assets..........................................................   $   24,219.5     $   21,263.0
                                                                                ===============  ===============

                                                                    2003             2002             2001
                                                               ---------------  ---------------  ---------------
Life and Annuity Segment Income
Premiums.....................................................   $    1,042.2     $    1,082.0     $    1,112.7
Insurance and investment product fees........................          333.0            315.1            303.1
Net investment income........................................          993.2            947.4            890.8
                                                               ---------------  ---------------  ---------------
Total segment revenues......................................         2,368.4          2,344.5          2,306.6
                                                               ---------------  ---------------  ---------------
Policy benefits, including policyholder dividends............        1,869.9          1,867.6          1,812.6
Policy acquisition cost amortization.........................           98.2             88.6            122.5
Other operating expenses.....................................          300.5            307.4            288.3
                                                               ---------------  ---------------  ---------------
Total segment benefits and expenses.........................         2,268.6          2,263.6          2,223.4
                                                               ---------------  ---------------  ---------------
Segment income before income taxes and minority interest.....           99.8             80.9             83.2
Allocated income taxes.......................................           31.1             28.0             28.8
                                                               ---------------  ---------------  ---------------
Segment income before minority interest......................           68.7             52.9             54.4
Minority interest in segment income of consolidated
  subsidiaries...............................................            0.4              0.6              0.3
                                                               ---------------  ---------------  ---------------
Segment income..............................................            68.3             52.3             54.1
Net realized investment losses, net of income taxes and
  other offsets..............................................           (4.7)           (15.0)           (16.6)
Restructuring charges, net of income taxes...................           (1.3)            --               --
Deferred acquisition cost adjustment, net of income taxes....           --               15.1             --
                                                               ---------------  ---------------  ---------------
Segment net income..........................................    $       62.3     $       52.4     $       37.5
                                                               ===============  ===============  ===============

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

Our reinsurance program varies based on the type of risk, for example:

   •    On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.
   •    We reinsure 80% of the mortality risk on the inforce block of the Confederation Life business we acquired in December 1997.
   •    We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure 80% and 60%, respectively, of the mortality risk on a substantial portion of our otherwise retained individual life insurance business.
   •    We reinsure 80% to 90% of the mortality risk on certain new issues of term.
   •    We reinsure 100% of guaranteed minimum death benefits on a block of variable deferred annuities issued between January 1, 1996 through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefits risks on the remaining variable deferred annuity inforce that is not covered by this reinsurance arrangement.
   •    We assume and cede business related to the group accident and health block in run-off. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts.

Additional information on direct business written and reinsurance assumed and ceded for continuing operations for 2003, 2002 and 2001 follows ($ amounts in millions):

                                                                    2003             2002             2001
                                                               ---------------  ---------------  ---------------

Direct premiums..............................................   $    1,092.1     $    1,104.2     $    1,145.5
Premiums assumed from reinsureds.............................           15.5             16.9              0.6
Premiums ceded to reinsurers.................................          (65.4)           (39.1)           (33.4)
                                                               ---------------  ---------------  ---------------
Premiums....................................................    $    1,042.2     $    1,082.0     $    1,112.7
                                                               ===============  ===============  ===============
Percentage of amount assumed to net premiums.................          1.5%             1.6%             0.1%
                                                               ===============  ===============  ===============

Direct policy benefits incurred..............................   $      404.1     $      370.2     $      366.5
Policy benefits assumed from reinsureds......................           34.8             27.6             17.2
Policy benefits ceded to reinsurers..........................          (57.1)           (47.0)           (53.0)
                                                               ---------------  ---------------  ---------------
Policy benefits.............................................    $      381.8     $      350.8     $      330.7
                                                               ===============  ===============  ===============

Direct life insurance inforce................................   $  122,591.8     $  112,842.8     $  105,517.9
Life insurance inforce assumed from reinsureds...............          168.7            440.9             28.1
Life insurance inforce ceded to reinsurers...................      (77,214.9)       (74,265.8)       (69,127.0)
                                                               ---------------  ---------------  ---------------
Life insurance inforce......................................    $   45,545.6     $   39,017.9     $   36,419.0
                                                               ===============  ===============  ===============
Percentage of amount assumed to net insurance inforce........          0.4%             1.1%             0.1%
                                                               ===============  ===============  ===============

Irrevocable letters of credit aggregating $57.7 million at December 31, 2003 have been arranged with commercial banks in favor of us to collateralize the ceded reserves.

Business combinations and major reinsurance assumed transaction

In May 2003, we acquired the remaining interest in PFG not already owned by us for initial consideration of
$16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $13.0 million during the years 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. We have accounted for our acquisition of the remaining interest in PFG as a step-purchase. Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the present value of future profits acquired and a related deferred income tax liability of $3.4 million. The present value of future profits intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price of $7.6 million has been assigned to goodwill.

In July 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance
Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002. The business acquired had a total account value of $557.0 million at June 30, 2002. This transaction was effected through a combination of coinsurance and modified coinsurance.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our acquisitions of the Confederation Life business (1997) and PFG (2003), we recognized an asset for the present value of future profits, or PVFP, representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs, or
DAC.

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

The activity in deferred policy acquisition costs for 2003, 2002 and 2001 follows ($ amounts in millions):

                                                                    2003             2002             2001
                                                               ---------------  ---------------  ---------------

Acquisition costs deferred...................................   $      205.5     $      217.1     $      206.1
Acquisition costs recognized in:
    PFG minority interest acquisition........................            9.8             --               --
    Valley Forge Life reinsurance assumed transaction........           --               48.5             --
Costs amortized to expenses:
    Recurring costs related to segment income................          (98.2)           (88.6)          (122.5)
    (Cost) credit related to realized investment gains or
      losses (Note 5)........................................            4.1              7.2            (10.5)
    Change in actuarial assumption...........................           --               22.1             --
Offsets to net unrealized investment gains or losses
  included in other comprehensive income (Note 12)...........           12.4            (95.9)            28.5
Equity adjustment for policyholder dividend obligation.......           --               --                3.1
                                                               ---------------  ---------------  ---------------
Change in deferred policy acquisition costs.................           133.6            110.4            104.7
Deferred policy acquisition costs, beginning of year.........        1,234.1          1,123.7          1,019.0
                                                               ---------------  ---------------  ---------------
Deferred policy acquisition costs, end of year..............    $    1,367.7     $    1,234.1     $    1,123.7
                                                               ===============  ===============  ===============

In 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a decrease in deferred policy acquisition cost amortization of $22.1 million ($14.4 million after income taxes).
Also in 2002, we revised the long-term market return assumption for the variable annuity block of business from 8% to 7%. In addition, we recorded an impairment charge related to the recoverability of our deferred acquisition cost asset related to the variable annuity business. The revision in long-term market return assumption and the impairment charge resulted in a $13.5 million pre-tax ($8.8 million after income taxes)
increase in policy acquisition cost amortization expense in the third quarter of 2002.

We have included in deferred policy acquisition costs the PVFP from two major reinsurance assumed transactions and the purchase of the minority interest in a subsidiary. The amounts included as of December 31, 2003 and
2002 follow: Confederation Life reinsurance assumed ($36.0 million and $45.7 million, respectively), Valley
Forge Life reinsurance assumed ($37.4 million and $43.5 million, respectively) and PFG minority interest acquisition ($9.7 million and $0 million, respectively).

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies inforce. Future policy benefits for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit-method which is the sum of the account balance, unearned revenue liability

and liability for minimum policy benefits. Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.0% to 6.25% as of December 31, 2003 and 4.0% to 7.0% as of December 31,
2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.0% to 12.3% as of December
31, 2003, less administrative charges.

Fair value of investment contracts

For purposes of fair value disclosures (Note 9), we determine the fair value of guaranteed interest contracts by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of projected contractual liability payments through final maturity. We valued the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we used a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

Participating life insurance

Participating life insurance inforce was 38.8% and 45.5% of the face value of total individual life insurance inforce at December 31, 2003 and 2002, respectively. The premiums on participating life insurance policies were 67.4%, 70.4% and 73.5% of total individual life insurance premiums in 2003, 2002, and 2001, respectively.

Funds under management

Activity in annuity funds under management for 2003, 2002 and 2001 ($ amounts in millions):

                                                                    2003             2002             2001
                                                               ---------------  ---------------  ---------------

Deposits.....................................................   $    1,428.1     $    2,258.5     $    1,492.9
Performance..................................................          865.2           (338.0)          (563.1)
Fees.........................................................          (57.7)           (58.8)           (67.3)
Benefits and surrenders......................................         (925.3)          (777.3)          (516.6)
                                                               ---------------  ---------------  ---------------
Change in funds under management.............................        1,310.3          1,084.4            345.9
Funds under management, beginning of year....................        5,833.5          4,749.1          4,403.2
                                                               ---------------  ---------------  ---------------
Annuity funds under management, end of year.................    $    7,143.8     $    5,833.5     $    4,749.1
                                                               ===============  ===============  ===============

Demutualization and Closed Block

Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix
Companies, Inc. and changed its name to Phoenix Life Insurance Company.

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

As specified in the plan of reorganization, Phoenix Life established a closed block as of December 31, 1999 to preserve over time the reasonable dividend expectations of individual life and annuity policyholders for which dividends were currently being paid or were expected to be paid under the then-current dividend scale. The closed block comprises a defined limited group of policies and a defined set of assets, is governed by a set of operating rules and will continue in effect as long as any policy in the closed block remains in effect.

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

Summarized information on closed block assets and liabilities as of December 31, 2003 and 2002 and inception
(December 31, 1999) follows ($ amounts in millions):

                                                                    2003             2002           Inception
                                                               ---------------  ---------------  ----------------

Debt securities..............................................   $    6,906.4     $    6,431.1     $    4,773.1
Equity securities............................................           82.9             --               --
Mortgage loans...............................................          228.5            373.2            399.0
Venture capital partnerships.................................           38.6              0.8             --
Policy loans.................................................        1,386.8          1,399.0          1,380.0
Other invested assets........................................           46.7             --               --
                                                               ---------------  ---------------  ----------------
Total closed block investments...............................        8,689.9          8,204.1          6,552.1
Cash and cash equivalents....................................           40.5            187.1             --
Accrued investment income....................................          120.2            110.9            106.8
Receivables..................................................           43.0             42.1             35.2
Deferred income taxes........................................          377.0            402.7            389.4
Other closed block assets....................................           62.3             45.2              6.2
                                                               ---------------  ---------------  ----------------
Total closed block assets...................................         9,332.9          8,992.1          7,089.7
                                                               ---------------  ---------------  ----------------
Policy liabilities and accruals..............................        9,723.1          9,449.0          8,301.7
Policyholder dividends payable...............................          369.8            363.4            325.1
Policyholder dividend obligation.............................          519.2            547.3             --
Other closed block liabilities...............................           63.0             24.2             12.3
                                                               ---------------  ---------------  ----------------
Total closed block liabilities..............................        10,675.1         10,383.9          8,639.1
                                                               ---------------  ---------------  ----------------
Excess of closed block liabilities over closed block assets.    $    1,342.2     $    1,391.8     $    1,549.4
                                                               ===============  ===============  ================

Closed block revenues and expenses and changes in the policyholder dividend obligation, all for the cumulative period from inception through December 31, 2003, the years 2003 and 2002 follow ($ amounts in millions):

                                                                 Cumulative
                                                                    from
                                                                 Inception           2003             2002
                                                               ---------------  ---------------  ---------------

Premiums.....................................................   $    4,238.1     $    1,000.1     $    1,043.2
Net investment income .......................................        2,211.2            573.1            562.0
Net realized investment losses...............................          (89.1)            (9.4)           (49.3)
                                                               ---------------  ---------------  ---------------
Total revenues..............................................         6,360.2          1,563.8          1,555.9
                                                               ---------------  ---------------  ---------------
Policy benefits, excluding dividends.........................        4,360.5          1,058.0          1,079.4
Other operating expenses.....................................           49.0             10.0             10.3
                                                               ---------------  ---------------  ---------------
Total benefits and expenses, excluding policyholder
  dividends..................................................        4,409.5          1,068.0          1,089.7
                                                               ---------------  ---------------  ---------------
Closed block contribution to income before dividends and
  income taxes...............................................        1,950.7            495.8            466.2
Policyholder dividends.......................................        1,596.3            419.4            400.7
                                                               ---------------  ---------------  ---------------
Closed block contribution to income before income taxes......          354.4             76.4             65.5
Applicable income taxes......................................          124.5             26.8             22.6
                                                               ---------------  ---------------  ---------------
Closed block contribution to income.........................    $      229.9     $       49.6     $       42.9
                                                               ===============  ===============  ===============

                                                                 Cumulative
                                                                    from
                                                                 Inception           2003             2002
                                                               ---------------  ---------------  ---------------

Policyholder dividends provided through earnings.............   $    1,641.5     $      419.4     $      400.7
Policyholder dividends provided through other
  comprehensive income.......................................          432.7            (45.5)           369.4
                                                               ---------------  ---------------  ---------------
Additions to policyholder dividend liabilities..............         2,074.2            373.9            770.1
Policyholder dividends paid.................................        (1,510.3)          (395.6)          (383.9)
                                                               ---------------  ---------------  ---------------
Change in policyholder dividend liabilities..................          563.9            (21.7)           386.2
Policyholder dividend liabilities, beginning of period.......          325.1            910.7            524.5
                                                               ---------------  ---------------  ---------------
Policyholder dividend liabilities, end of period.............          889.0            889.0            910.7
Less:  policyholder dividends payable, end of period.........          369.8            369.8            363.4
                                                               ---------------  ---------------  ---------------
Policyholder dividend obligation, end of period.............    $      519.2     $      519.2     $      547.3
                                                               ===============  ===============  ===============

In addition to the closed block assets, we hold assets outside the closed block in support of closed block liabilities. We recognize investment earnings on these invested assets, less deferred policy acquisition cost amortization and allocated expenses, as an additional source of earnings to our stockholders.

4.  Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups -- private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through our institutional group, we provide discretionary and non-discretionary asset management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage closed-end funds and alternative financial products, including structured finance products. Structured finance products include collateralized obligations backed by portfolios of public high yield bonds, emerging markets bonds, commercial mortgage-backed and asset-backed securities or bank loans (Note 8).

We offer asset management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the affiliates' products by assessing their performance, style consistency and the discipline with which they apply their investment process. Assets under management were $59,151 million, $53,956 million and $52,090 million, of which $15,528 million, $14,497 million, and $13,823 million as of December 31, 2003,
2002 and 2001, respectively, were life company general account assets.

Segment information on assets as of December 31, 2003 and 2002 and on income for 2003, 2002 and 2001 follows
($ amounts in millions):

                                                                                       2003             2002
                                                                                ---------------  ---------------
Asset Management Segment Assets
Investments...................................................................   $       11.8     $        5.6
Cash and cash equivalents.....................................................           39.6             44.2
Receivables...................................................................           36.0             31.6
Intangible assets with definite lives.........................................          261.8            291.7
Goodwill and other indefinite-lived intangible assets.........................          481.4            448.9
Other assets..................................................................           20.6             22.3
                                                                                ---------------  ---------------
Total segment assets..........................................................   $      851.2     $      844.3
                                                                                ===============  ===============

                                                                      2003             2002             2001
                                                               ---------------  ---------------  ---------------
Asset Management Segment Income
Investment product fees......................................   $      243.2     $      258.1     $      258.1
Net investment income........................................            0.7              1.0              1.6
                                                               ---------------  ---------------  ---------------
Total segment revenues......................................           243.9            259.1            259.7
                                                               ---------------  ---------------  ---------------
Intangible asset amortization................................           33.2             32.5             49.0
Intangible asset impairments.................................           --               66.3             --
Other operating expenses.....................................          207.4            218.3            212.5
                                                               ---------------  ---------------  ---------------
Total segment expenses......................................           240.6            317.1            261.5
                                                               ---------------  ---------------  ---------------
Segment income (loss) before income taxes and minority
  interest...................................................            3.3            (58.0)            (1.8)
Allocated income taxes (benefit).............................           (3.3)            (6.0)             2.6
                                                               ---------------  ---------------  ---------------
Segment income (loss) before minority interest...............            6.6            (52.0)            (4.4)
Minority interest in segment income of consolidated
  subsidiaries...............................................           12.0             11.9              6.9
                                                               ---------------  ---------------  ---------------
Segment loss................................................            (5.4)           (63.9)           (11.3)
Net realized investment gains (losses).......................           (0.3)            --                0.5
Restructuring charges, net of income taxes...................           (4.0)            (8.4)           (50.4)
Cumulative effect of accounting change, net of income taxes..           --             (119.9)            --
                                                               ---------------  ---------------  ---------------
Segment net loss............................................    $       (9.7)    $     (192.2)    $      (61.2)
                                                               ===============  ===============  ===============

In 2003 and 2002, our Asset Management segment incurred restructuring charges primarily in connection with organizational and employment-related costs of $6.2 million ($4.0 million after income taxes) and $12.9 million ($8.4 million after income taxes), respectively. In 2001, the segment recorded restructuring charges of $86.1 million ($52.8 million after income taxes) related to our purchase of the Phoenix Investment Partners minority interest, including Phoenix Investment Partners' accrual of non-recurring compensation expenses of
$57.0 million to cash out restricted stock, $5.5 million of related compensation costs, non-recurring retention costs of $19.7 million and non-recurring transaction costs of $3.9 million. These expenses were partially offset by non-recurring income from partnership gains of $2.4 million after income taxes.

Fee Revenues

Investment management fees and mutual fund ancillary fees included in investment product fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Investment management fees related to the Life Companies general account are earned on a cost-recovery basis, effective
July 1, 2001. Management fees contingent upon achieving certain levels of performance are recorded when earned.

Mutual fund ancillary fees consist of distribution fees, net of trailing commissions, administrative fees, shareholder service agent fees, fund accounting fees, dealer concessions and underwriter fees. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

Business combinations

In 2001, we acquired a 65% interest in Capital West for $5.5 million. In June 2003, we acquired the remaining interest in Capital West not already owned by us for $1.1 million. We have accounted for our acquisition of the remaining interest as a step-purchase. We recorded $0.7 million for definite-lived investment management contracts and assigned the remaining acquisition price of $1.0 million to goodwill.

In 2002, we acquired a 60% interest in Kayne Anderson Rudnick for $102.4 million; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we will make a payment of approximately $30.0 million in the first quarter of 2004 based upon growth in management fee revenue for the purchased business through 2003. We have fully accrued for this estimated payment as of
December 31, 2003 and have allocated it entirely to goodwill. In addition, we are obligated to purchase an additional 15% interest in the company by 2007. Related to the initial purchase in 2001, we allocated $0.3 million of the initial purchase price to tangible net assets acquired and $102.1 million to intangible assets
($58.3 million to investment management contracts and $43.8 million to goodwill). We will allocate all of the additional purchase price to goodwill. Kayne Anderson Rudnick's results of operations for the period from
January 30, 2002 through December 31, 2002 are included in our results of operations for the year 2002.

In August 2003, certain members of Kayne Anderson Rudnick accelerated their put-call arrangement. The purchase price for these units totaled $4.5 million, which was recorded as additional purchase price by Phoenix
Investment Partners and allocated to goodwill and definite-lived intangible assets.

In 2001, we acquired the 44.9% minority interest in Phoenix Investment Partners for $339.3 million. Prior to this acquisition, Phoenix Investment Partners had been a publicly held company listed on the New York Stock
Exchange in which we held a 55.1% interest. In connection with this acquisition, Phoenix Investment Partners redeemed all of its outstanding convertible subordinated debentures at a cost of $38.2 million and recorded non-recurring costs of $86.1 million, consisting of $57.0 million to cash out employee stock options (Note
11), $5.5 million of related compensation costs (Note 11), $19.7 million for retention bonuses and $3.9 million in transaction costs. Our purchase price totaled $361.3 million, which consisted of the purchase of the minority interest for $339.3 million, the premium paid by Phoenix Investment Partners to redeem its debentures of $18.8 million and our transaction costs of $3.2 million. We allocated this price to the fair value of the tangible net assets acquired ($137.2 million), investment management contracts ($179.1 million, before applicable deferred income taxes of $73.4 million) and goodwill ($118.4 million). The weighted-average useful life assigned to the investment management contracts was 13.4 years; the useful life assigned to the goodwill was 40 years. In 2001, we also acquired a 75% interest in Walnut Asset Management, LLC for $7.5 million.

The minority interests in each of our less than wholly-owned asset management subsidiaries are subject to put/call agreements pursuant to which either the minority interest holders or Phoenix Investment Partners may exercise their respective rights to sell or buy the minority interests on specified future dates. Initial payments made under these put/call agreements are recorded as additional purchase price. To the extent that any additional payments are required, associated with the re-issuance and repurchase of the same interests, the increase in the underlying value of the shares is recorded as compensation expense. We recorded $6.5 million and $34.8 million additional purchase price in 2003 and 2002, respectively, related to put/call agreements that exist with certain of our majority-owned subsidiaries.

Goodwill and other intangible assets

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

To test for impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit's tangible net assets. We calculate the fair value of definite-lived intangible assets based on their discounted cash flows. We compare the calculated fair value to the recorded values and record an impairment, if warranted. Prior to 2002, we amortized goodwill principally over 40 years and investment management contracts and employment contracts over five to 16 years and three to seven years, respectively. All amortization expense has been and continues, for definite-lived intangible assets, to be calculated on a straight-line basis.

Upon adoption of the new accounting standard, we recorded a before tax cumulative effect charge of $141.7 million to reduce the carrying value of goodwill and other intangible assets with indefinite lives to fair value, of which $131.3 million pertained to our Asset Management segment and $10.4 million pertained to an international equity investment in our Corporate and Other segment (Note 5). After applicable income tax benefits, the charge reduced earnings by $130.3 million or $1.33 per share. In the third quarter of 2002, we performed an impairment test at the Asset Management segment reporting-unit level and recorded a charge of
$66.3 million to further reduce the carrying value of goodwill and other intangible assets.

Details of gross and net carrying amounts for definite-lived intangible assets and goodwill and other indefinite-lived intangible assets as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                                       2003             2002
                                                                                ---------------  ---------------

Asset management contracts with definite lives................................   $      396.1     $      392.8
Less: accumulated amortization................................................          134.3            101.1
                                                                                ---------------  ---------------
Intangible assets with definite lives.........................................   $      261.8     $      291.7
                                                                                ===============  ===============

Goodwill......................................................................   $      408.1     $      375.6
Asset management contracts with indefinite lives..............................           73.3             73.3
                                                                                ---------------  ---------------
Goodwill and other indefinite-lived intangible assets.........................   $      481.4     $      448.9
                                                                                ===============  ===============

The activity in intangible assets with definite lives and goodwill and other indefinite-lived intangible assets for the years 2003 and 2002 follows ($ amounts in millions):

                                                                                       2003             2002
                                                                                ---------------  ---------------
Intangible assets with definite lives
Asset purchases...............................................................   $        3.3     $       78.3
Asset reclassification........................................................           --                2.4
Asset amortization............................................................          (33.2)           (32.5)
                                                                                ---------------  ---------------
Change in intangible assets with definite lives...............................          (29.9)            48.2
Balance, beginning of period..................................................          291.7            243.5
                                                                                ---------------  ---------------
Balance, end of period........................................................   $      261.8     $      291.7
                                                                                ===============  ===============

Goodwill and other indefinite-lived intangible assets
Asset purchases...............................................................   $       32.5     $       60.0
Asset reclassification........................................................           --               (2.4)
Asset impairments.............................................................           --             (197.6)
                                                                                ---------------  ---------------
Change in goodwill and other indefinite-lived intangible assets...............           32.5           (140.0)
Balance, beginning of period..................................................          448.9            588.9
                                                                                ---------------  ---------------
Balance, end of period........................................................   $      481.4     $      448.9
                                                                                ===============  ===============

The estimated aggregate intangible asset amortization expense in future periods follows: 2004 - $33.0 million,
2005 - $32.2 million, 2006 - $27.2 million, 2007 - $26.1 million, 2008 - $25.6 million and thereafter - $117.7 million. At December 31, 2003, the weighted-average amortization period for definite-lived intangible assets is nine years.

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

See Note 8 for information on available-for-sale debt and equity securities pledged as collateral.

Fair value and cost of our general account debt securities as of December 31, 2003 and 2002 follow ($ amounts
in millions):

                                                          2003                               2002
                                             --------------------------------   --------------------------------
                                               Fair Value          Cost           Fair Value          Cost
                                             ---------------   --------------   ---------------  ---------------

U.S. government and agency.................   $      757.0      $      714.5     $      457.0     $      426.7
State and political subdivision............          510.3             468.4            534.7            481.9
Foreign government.........................          260.4             239.0            183.9            168.4
Corporate..................................        6,765.8           6,412.4          5,485.2          5,138.7
Mortgage-backed............................        3,097.5           2,963.4          3,099.9          2,901.9
Other asset-backed.........................        1,882.0           1,863.6          2,128.8          2,094.1
                                             ---------------   --------------   ---------------  ---------------
Debt securities............................   $   13,273.0      $   12,661.3     $   11,889.5     $   11,211.7
                                             ===============   ==============   ===============  ===============

Amounts applicable to the closed block.....   $    6,906.4      $    6,471.1     $    6,431.1     $    5,952.9
                                             ===============   ==============   ===============  ===============

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

For 2003 and 2002, net investment income was lower by $10.4 million and $6.2 million, respectively, due to non-income producing debt securities. Of these amounts, $5.5 million and $5.2 million, respectively, related to the closed block.

Fair value and cost of our general account equity securities as of December 31, 2003 and 2002 follow
($ amounts in millions):

                                                          2003                               2002
                                             --------------------------------   --------------------------------
                                               Fair Value          Cost           Fair Value          Cost
                                             ---------------   --------------   ---------------  ---------------

Hilb, Rogal and Hamilton (HRH) common
  stock....................................   $      116.2      $       42.2     $      159.3     $       44.7
GE Life and Annuity Assurance and
 GE Group Life Assurance common stock......           --                --               60.5             50.4
Lombard International Assurance, S.A.......           41.1              41.1             33.8             33.8
PXRE Group common stock....................           --                --               27.7              9.4
Other equity securities....................          154.7             139.1            104.6            118.6
                                             ---------------   ---------------  ---------------  ---------------
Equity securities..........................   $      312.0      $      222.4     $      385.9     $      256.9
                                             ===============   ===============  ===============  ===============

Amounts applicable to the closed block.....   $       82.9      $       75.0     $       --       $       --
                                             ===============   ===============  ===============  ===============

Our holdings in HRH common stock as of December 31, 2003 are available to be used in November 2005 to settle stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million, net of offsets for applicable deferred acquisition costs and deferred income taxes). See Note 6 for additional information.

In the fourth quarter of 2003, we sold our 3.0% and 3.1% equity interests in two life insurance subsidiaries of General Electric Company for $72.0 million and realized a gain of $21.6 million ($14.0 million after income taxes). Also in that quarter, we sold our 9.3% equity interest in PXRE Group Ltd., a property catastrophe reinsurer, for $23.1 million and realized a gain of $13.7 million ($8.9 million after income taxes).

Lombard International Assurance, S.A., or Lombard, is a pan-European life insurance company, based in
Luxembourg, which writes unit-linked life assurance policies for high-net-worth private investors. We own 12%
of Lombard's ordinary shares and Aberdeen owns an additional 15% of Lombard's ordinary shares.

Gross and net unrealized gains and losses from our general account's debt and equity securities as of December
31, 2003 and 2002 follow ($ amounts in millions):

                                                           2003                              2002
                                             ---------------------------------  --------------------------------
                                                 Gains             Losses           Gains            Losses
                                             ---------------   ---------------  ---------------  ---------------

U.S. government and agency.................   $       44.0      $       (1.5)    $       30.5     $       (0.2)
State and political subdivision............           43.5              (1.6)            53.1             (0.3)
Foreign government.........................           23.2              (1.8)            20.2             (4.7)
Corporate..................................          400.4             (47.0)           442.8            (96.3)
Mortgage-backed............................          143.4              (9.3)           198.5             (0.5)
Other asset-backed.........................           55.6             (37.2)            85.0            (50.3)
                                             ---------------   ---------------  ---------------  ---------------
Debt securities gains and losses...........   $      710.1      $      (98.4)    $      830.1     $     (152.3)
                                             ===============   ===============  ===============  ===============
Debt securities net gains..................   $      611.7                       $      677.8
                                             ===============                    ===============

Hilb, Rogal and Hamilton common stock......   $       74.0      $       --       $      114.6     $       --
GE Life and Annuity Assurance and
  GE Group Life Assurance common stock.....           --                --               10.1             --
PXRE Group common stock....................           --                --               18.3             --
Other equity securities....................           17.4              (1.8)             1.4            (15.4)
                                             ---------------   ---------------  ---------------  ---------------
Equity securities gains and losses.........   $       91.4      $       (1.8)    $      144.4     $      (15.4)
                                             ===============   ===============  ===============  ===============
Equity securities net gains................   $       89.6                       $      129.0
                                             ===============                    ===============

The aging of temporarily impaired general account debt and equity securities as of December 31, 2003 is as follows ($ amounts in millions):

                                              Less than 12 months  Greater than 12 months         Total
                                            ---------------------- ---------------------- --------------------------
                                               Fair     Unrealized   Fair     Unrealized    Fair      Unrealized
                                               Value      Losses     Value      Losses      Value       Losses
                                            ----------- ---------- ---------- ----------- ------------ ----------
Debt Securities
U.S. government and agency................   $   90.2    $  (1.5)   $  --      $   --      $    90.2    $  (1.5)
State and political subdivision...........       63.8       (1.6)      --          --           63.8       (1.6)
Foreign government........................       14.6       (1.8)      --          --           14.6       (1.8)
Corporate.................................      915.9      (31.5)     193.6       (15.5)     1,109.5      (47.0)
Mortgage-backed...........................      640.7       (9.3)       1.5        --          642.2       (9.3)
Other asset-backed........................      240.4      (10.6)     135.4       (26.6)       375.8      (37.2)
                                            ----------- ---------- ---------- ----------- ------------ ----------
Debt securities...........................   $1,965.6    $ (56.3)   $ 330.5    $  (42.1)   $ 2,296.1    $ (98.4)
Common stock..............................       21.1       (1.2)       3.7        (0.6)        24.8       (1.8)
                                            ----------- ---------- ---------- ----------- ------------ ----------
Total temporarily impaired securities.....   $1,986.7    $ (57.5)   $ 334.2    $  (42.7)   $ 2,320.9    $(100.2)
                                            =========== ========== ========== =========== ============ ==========

Amounts inside the closed block...........   $  957.0    $ (31.2)   $ 150.0    $  (17.7)   $ 1,107.0    $ (48.9)
                                            =========== ========== ========== =========== ============ ==========

Amounts outside the closed block..........   $1,029.7    $ (26.3)   $ 184.2    $  (25.0)   $ 1,213.9    $ (51.3)
                                            =========== ========== ========== =========== ============ ==========

Amounts outside the closed block
  that are below investment grade.........   $   39.8    $  (3.0)   $  53.3    $ (11.9)    $    93.1    $ (14.9)
                                            =========== ========== ========== =========== ============ ==========
After offsets for deferred acquisition
  cost adjustment and taxes...............               $  (1.3)              $  (4.9)                 $  (6.2)
                                                        ==========            ==========               ==========

Below investment grade debt securities outside the closed block with a fair value less than 80% of the security's amortized cost totals $5.3 million at December 31, 2003, $4.8 million ($2.0 million after offsets for taxes and deferred policy acquisition cost amortization) of which has been in an unrealized loss for greater than 12 months.

Below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities' amortized cost totals $10.2 million at December 31, 2003, $7.0 million ($0 after offsets for change in policy dividend obligation) of which has been in an unrealized loss for greater than 12 months.

These securities are considered to be temporarily impaired at December 31, 2003 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Mortgage loans

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

For purpose of fair value disclosures (Note 9), we estimated the fair value of mortgage loans by discounting the present value of scheduled loan payments. We based the discount rate on the comparable U.S. Treasury rates for loan durations plus spreads of 130 to 800 basis points, depending on our internal quality ratings of the loans. For in-process-of-foreclosure or defaulted loans, we estimated fair value as the lower of the underlying collateral value or the loan balance.

Our mortgage loans are diversified by property type, location and borrower. Mortgage loans are collateralized by the related properties and are generally no greater than 75% of the properties' value at the time the loans are originated. The carrying value of our investments in mortgage loans by property type and their fair value at December 31, 2003 and 2002 follow ($ amounts in millions):

                                                           2003                              2002
                                             ---------------------------------  --------------------------------
                                                Carrying                           Carrying
                                                 Value           Fair Value         Value          Fair Value
                                             ---------------   ---------------  ---------------  ---------------
Property type
Apartment buildings........................   $      105.1      $      106.7     $      159.0     $      160.3
Office buildings...........................           49.0              49.7            131.5            132.6
Retail stores..............................          109.0             110.7            151.5            152.7
Industrial buildings.......................           33.7              34.2             42.2             42.5
Other......................................            0.1               0.1              0.1              0.1
                                             ---------------   ---------------  ---------------  ---------------
Subtotal...................................          296.9             301.4            484.3            488.2
Less: valuation allowances.................           12.8              --               15.5             --
                                             ---------------   ---------------  ---------------  ---------------
Mortgage loans.............................   $      284.1      $      301.4     $      468.8     $      488.2
                                             ===============   ===============  ===============  ===============

Amounts applicable to the closed block.....   $      228.5      $      242.4     $      373.2     $      388.6
                                             ===============   ===============  ===============  ===============

The carrying values of delinquent and in-process-of-foreclosure mortgage loans as of December 31, 2003 and
2002 were $0.0 million and $5.6 million, respectively. The carrying values of mortgage loans on which the payment terms have been restructured or modified were $25.8 million and $29.5 million as of December 31, 2003 and 2002, respectively. We have provided valuation allowances for delinquent, in-process-of-foreclosure and restructured or modified mortgage loans.

Activity in the valuation allowance, which has been deducted in arriving at mortgage loan carrying value, for
2003, 2002 and 2001 follows ($ amounts in millions):

                                                                      2003             2002             2001
                                                               ---------------  ---------------  ---------------

Valuation allowance, beginning of year......................    $       15.5     $       15.0     $        9.1
Additions charged to income.................................             0.8              0.6              6.1
Deductions for write-offs and disposals.....................            (3.5)            (0.1)            (0.2)
                                                               ---------------  ---------------  ---------------
Valuation allowance, end of year............................    $       12.8     $       15.5     $       15.0
                                                               ===============  ===============  ===============

Interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $3.0 million, $3.5 million and $3.6 million in 2003, 2002 and 2001, respectively. Actual interest income on these loans included in net investment income was $2.3 million, $2.7 million and $2.4 million in 2003, 2002 and 2001, respectively. The amount of interest foregone by non-income producing mortgage loans was $0.0 million for 2003 and $0.6 million for 2002. There were no non-income producing mortgage loans during 2001.

Venture capital partnerships

We invest as a limited partner in venture capital limited partnerships. Generally, these partnerships focus on early-stage ventures, primarily in the information technology and life science industries and leveraged buyout funds. We also have direct equity investments in leveraged buyouts and corporate acquisitions.

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the earnings for any lag in reporting. Effective January 1, 2001, we changed our accounting for venture capital partnership earnings to eliminate the quarterly lag in information provided to us. We did this by estimating the change in our share of partnership

earnings for the quarter. This change resulted in a $75.1 million charge ($48.8 million charge after income taxes), representing the cumulative effect of this accounting change on the fourth quarter of 2000.

To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships.  For public investee companies, we used quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements.  For private investee companies, we applied a public industry sector index to roll the value forward each quarter.  We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and writedowns by the general partners).  Our methodology recognizes downward adjustments based on the indices, but limits upward adjustments to the amounts previously reported by the partnerships.  In addition, we annually revise the valuations we have assigned to the investee companies to reflect the valuations in the audited financial statements received from the venture capital partnerships.

Our venture capital earnings are subject to variability.

The components of net investment income related to venture capital partnerships for 2003, 2002 and 2001 follow
($ amounts in millions):

                                                             2003             2002             2001
                                                      ---------------  ---------------  ---------------

Net realized gains (losses) on partnership
 cash and stock distributions......................    $       17.4     $       (4.7)    $       17.8
Net unrealized gains (losses) on partnership
 investments.......................................            38.2            (47.2)           (95.9)
Partnership operating expenses.....................            (6.6)            (7.4)            (6.4)
                                                      ---------------  ---------------  ---------------
Net investment income (loss).......................    $       49.0     $      (59.3)    $      (84.5)
                                                      ===============  ===============  ===============

Amounts applicable to the closed block.............    $       12.8     $       --       $       --
                                                      ===============  ===============  ===============
Amounts applicable to the Venture Capital segment..    $       36.2     $      (59.3)    $      (84.5)
                                                      ===============  ===============  ===============

As indicated above, we record our equity in earnings of venture capital partnerships based on the most recent financial information and by estimating the earnings for any lag in partnership reporting.  As a result, the effect of our adjusting our estimates to actual results reflected in partnership financial statements was to increase net investment income as follows ($ amounts in millions):

                                                           2003             2002             2001
                                                      ---------------  ---------------  ---------------

Closed block.......................................    $       --       $       --       $       --
Venture Capital segment............................            33.4             12.8             --
                                                      ---------------  ---------------  ---------------
Total..............................................    $       33.4     $       12.8     $       --
                                                      ===============  ===============  ===============

Investment activity in venture capital partnerships for the years 2003, 2002 and 2001 and unfunded commitments as of December 31, 2003, 2002 and 2001 follow ($ amounts in millions):

                                                             2003             2002             2001
                                                        ---------------  ---------------  ---------------

Contributions........................................    $       41.3     $       43.0     $       47.0
Equity in earnings (losses) of partnerships..........            49.0            (59.3)           (84.5)
Cumulative effect of accounting change...............            --               --              (75.1)
Distributions........................................           (43.6)           (41.7)           (63.0)
Proceeds from sale of partnership interests..........           (26.1)            --               --
Realized loss on sale of partnership interests.......           (14.3)            (5.1)            --
                                                        ---------------  ---------------  ---------------
Change in venture capital partnerships...............             6.3            (63.1)          (175.6)
Venture capital partnership investments,
 beginning of period.................................           228.6            291.7            467.3
                                                        ---------------  ---------------  ---------------
Venture capital partnership investments, end
 of period...........................................    $      234.9     $      228.6     $      291.7
                                                        ===============  ===============  ===============

Unfunded commitments, end of period..................    $      125.0     $      154.7     $      166.8
                                                        ===============  ===============  ===============

Amounts applicable to the closed block:
Venture capital partnerships.........................    $       38.6     $        0.8     $       --
                                                        ===============  ===============  ===============
Unfunded commitments.................................    $       48.3     $       23.4     $       --
                                                        ===============  ===============  ===============

Amounts applicable to Venture Capital segment:
Venture capital partnerships.........................    $      196.3     $      227.8     $      291.7
                                                        ===============  ===============  ===============
Unfunded commitments.................................    $       76.7     $      131.3     $      166.8
                                                        ===============  ===============  ===============

In February 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $5.1 million in 2002 and $14.3 million in 2003 to reflect the proceeds received. The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments.

Affiliate equity securities

Our investments in affiliate equity securities represent investments in operating entities in which we own less than a majority of the outstanding common stock and where we exercise significant influence over the operating and financial policies of the companies. We use the equity method of accounting for our investments in common stock of these affiliates. We evaluate our equity method investments for an other-than-temporary impairment at each balance sheet date considering quantitative and qualitative factors including quoted market price of underlying equity securities, the duration the carrying value is in excess of fair value and historical and projected earnings and cash flow capacity.

Carrying value and cost of affiliate equity securities and affiliate debt securities (which are included in the debt securities caption) as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                       2003                              2002
                                         ---------------------------------  --------------------------------
                                            Carrying                           Carrying
                                             Value              Cost            Value             Cost
                                         ---------------   ---------------  ---------------  ---------------

Aberdeen common stock.................    $       38.3      $       20.0     $      119.3     $      109.1
Other.................................             9.2              18.9             15.4             26.5
                                         ---------------   ---------------  ---------------  ---------------
Affiliate equity securities...........    $       47.5      $       38.9     $      134.7     $      135.6
                                         ===============   ===============  ===============  ===============

Aberdeen 7.5% convertible notes.......    $       27.5      $       27.5     $       37.5     $       37.5
Aberdeen 5.875% convertible notes.....            --                --               15.2             19.0
                                         ---------------   ---------------  ---------------  ---------------
Affiliate debt securities.............    $       27.5      $       27.5     $       52.7     $       56.5
                                         ===============   ===============  ===============  ===============

Sources of equity in earnings from affiliate equity securities and interest earned from affiliate debt securities (included in the debt securities caption) for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                 2003             2002             2001
                                                          ---------------  ---------------  ---------------

Aberdeen common stock dividends........................    $        2.7     $        3.8     $        6.3
Equity in Aberdeen undistributed income (loss).........            --                2.3             (0.5)
HRH common stock dividends.............................            --                0.5              0.6
Equity in HRH undistributed income.....................            --                2.5              1.9
Other..................................................            (2.7)            (3.2)            (0.1)
                                                          ---------------  ---------------  ---------------
Affiliate equity securities investment income..........    $       --       $        5.9     $        8.2
                                                          ===============  ===============  ===============

Aberdeen convertible notes and bonds...................    $        2.5     $        3.8     $        2.6
Aberdeen 5.875% convertible notes......................             0.1              1.3              1.7
                                                          ---------------  ---------------  ---------------
Affiliate debt securities investment income............    $        2.6     $        5.1     $        4.3
                                                          ===============  ===============  ===============

Aberdeen.  We own 38,100,000 shares of Aberdeen common stock, which represent 16.2% of its outstanding shares as of December 31, 2003 (22% at December 31, 2002). We purchased these shares between 1996 and 2001 (at a total cost of $109.1 million). During the second quarter of 2003, we recorded a charge of $89.1 million ($55.0 million after income taxes) related to an other-than-temporary impairment of our equity investment in Aberdeen.
The fair value of our Aberdeen common stock, based on the London Stock Exchange closing market prices, was
$65.2 million, $54.4 million and $43.6 million as of March 11, 2004, December 31, 2003 and 2002, respectively.

We also own $27.5 million in 7.5% Aberdeen convertible subordinated notes issued in 1996. The notes mature on
March 29, 2004, subject to two six-month extensions at Aberdeen's option with an increase in the interest rate to at least 8.0%. The conversion price for the notes is in excess of Aberdeen's common stock price as of
December 31, 2003. During 2003, we received principal payments of $10.0 million on the notes. Also, during the fourth quarter of 2003, we sold £13.0 million ($19.0 million) in Aberdeen 5.875% convertible bonds and realized a gain of $0.7 million.

HRH.  HRH is a Virginia-based property and casualty insurance and employee benefit products distributor traded on the New York Stock Exchange. We owned 6.4% of its common shares, as well as convertible debt securities which, if converted, would have represented 16.8% of HRH's common stock outstanding. Prior to November 2002, we had a contractual right to designate two nominees for election to its board of directors.

In November 2002, we converted our HRH note into shares of HRH common stock, when our total HRH holdings had a total fair value of $167.1 million. On the day following the conversion, we sold shares of HRH common stock in a secondary public offering for $23.5 million and issued stock purchase contracts for $133.9 million, which contracts require us to deliver shares of HRH common stock on November 13, 2005 (Note 6).

As a result of these transactions, we recorded a gross realized investment gain of $15.3 million in 2002 and a gross deferred investment gain of $91.8 million. Net of offsets for applicable deferred policy acquisition costs and deferred income taxes, our realized gain was $6.4 million and our deferred gain was $32.4 million. We calculated our gains using the specific identification of the securities sold. The deferred gain will be realized on settlement of the stock purchase contracts in the fourth quarter of 2005. In addition, in 2003 we sold shares of HRH common stock in the open market for $9.4 million and recorded a gross realized investment gain of $6.9 million ($4.5 million after income taxes). As a result of a transaction we completed in November
2002, it was no longer appropriate to consider HRH as an affiliate for accounting and reporting purposes.

Other. In connection with the 2002 adoption of a new accounting standard for goodwill and other intangible assets (Note 1), we recorded a change of $10.4 million ($10.4 million after income taxes) as the cumulative effect adjustment to reduce the carrying value of goodwill to its fair value for our investment in an Argentine financial services company in which we have a 50% interest; that company is included in the other category above.

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures (Note 9), we estimate the fair value of fixed rate policy loans by discounting loan interest and loan repayments. We base the discount rate on the 10-year U.S.
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

Other invested assets as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                                   2003             2002
                                                                            ---------------  ---------------

Transportation and other equipment leases................................    $       68.7     $       66.0
Separate account equity investments......................................            49.2             36.0
Mezzanine partnerships...................................................            50.9             45.4
Affordable housing partnerships..........................................            24.8             25.7
Derivative instruments (Note 9)..........................................            40.3             52.7
Other affiliate investments..............................................            23.3             37.9
Real estate..............................................................            64.0             69.6
Other partnership interests..............................................            80.8             65.6
                                                                            ---------------  ---------------
Other invested assets....................................................    $      402.0     $      398.9
                                                                            ===============  ===============

Amounts applicable to the closed block...................................    $       46.7     $       --
                                                                            ===============  ===============

Net investment income and net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions and when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made and the new cost basis is not changed for subsequent recoveries in value. The closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses, are each reported separately as components of net income.

Effective April 1, 2001, we adopted a new accounting pronouncement for securitized financial instruments. This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific valuation methods to these securities to determine if there has been an other-than-temporary decline in value. Upon adoption of this pronouncement, we recorded a $31.6 million charge ($20.5 million charge after income taxes) as the cumulative effect of an accounting change.

Sources of net investment income for the years 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                  2003             2002             2001
                                                             ---------------  ---------------  --------------

Debt securities...........................................    $      765.3     $      732.1     $      677.0
Equity securities.........................................             4.6              4.2              5.2
Mortgage loans............................................            32.6             40.4             45.0
Venture capital partnerships..............................            49.0            (59.3)           (84.5)
Affiliate equity securities...............................            --                5.9              8.2
Policy loans..............................................           171.7            171.8            168.6
Other investments.........................................            35.0             18.9             25.7
Cash and cash equivalents.................................             7.0             11.9             15.2
                                                             ---------------  ---------------  ---------------
Total investment income...................................         1,065.2            925.9            860.4
Less: investment expenses.................................            10.0              9.2             10.4
                                                             ---------------  ---------------  ---------------
Net investment income, general account investments........         1,055.2            916.7            850.0
Debt and equity securities pledged as collateral (Note 8).            52.2             31.0             42.8
                                                             ---------------  ---------------  ---------------
Net investment income.....................................    $    1,107.4     $      947.7     $      892.8
                                                             ===============  ===============  ===============

Amounts applicable to the closed block....................    $      573.1     $      562.0     $      281.1
                                                             ===============  ===============  ===============

Sources of realized investment gains (losses) for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                  2003             2002             2001
                                                             ---------------  ---------------  ---------------

Debt security impairments...............................    $      (76.1)    $     (114.3)    $      (46.1)
Equity security impairments.............................            (4.3)            (9.8)            --
Mortgage loan impairments...............................            (4.1)            (0.6)            (6.1)
Venture capital partnership impairments.................            (4.6)            (5.1)            --
Affiliate equity security impairments...................           (96.9)            --               --
Other invested asset impairments........................           (16.5)           (22.0)            (3.7)
Debt and equity securities pledged as collateral
  impairments...........................................            (8.3)           (34.9)           (39.0)
                                                           ---------------  ---------------  ---------------
Impairment losses.......................................          (210.8)          (186.7)           (94.9)
                                                           ---------------  ---------------  ---------------
Debt security transaction gains.........................            93.7             94.3             53.2
Debt security transaction losses........................           (29.0)           (45.9)           (31.5)
Equity security transaction gains.......................            58.8             24.5             12.2
Equity security transaction losses......................           (11.6)           (22.4)           (21.0)
Mortgage loan transaction gains (losses)................            (1.3)             0.2              7.1
Venture capital partnership transaction losses..........            (9.7)            --               --
Other invested asset transaction gains (losses).........             9.4              2.1            (10.0)
                                                           ---------------  ---------------  ---------------
Net transaction gains...................................           110.3             52.8             10.0
                                                           ---------------  ---------------  ---------------
Net realized investment losses..........................    $     (100.5)    $     (133.9)    $      (84.9)
                                                           ---------------  ---------------  ---------------

Net realized investment losses..........................    $     (100.5)    $     (133.9)    $      (84.9)
                                                           ---------------  ---------------  ---------------
Applicable closed block policyholder
  dividend obligation (reduction).......................            (5.9)           (40.3)           (15.4)
Applicable deferred policy acquisition costs (benefit)..            (4.1)            (7.2)            10.5
Applicable deferred income tax benefit..................           (36.3)           (20.8)           (24.5)
                                                           ---------------  ---------------  ---------------
Offsets to realized investment losses...................           (46.3)           (68.3)           (29.4)
                                                           ---------------  ---------------  ---------------
Net realized investment losses included in net income...    $      (54.2)    $      (65.6)    $      (55.5)
                                                           ===============  ===============  ===============

Included in realized impairment losses on debt and equity securities pledged as collateral above, are impairments relating to our direct investments in the consolidated collateralized obligation trusts of $5.9 million, $8.6 million and $26.5 million for 2003, 2002 and 2001, respectively.

In February 2004, we announced the execution of an agreement to sell our Enfield, Connecticut office facility which sale is expected to close in the second quarter of 2004. We have recorded a $6.2 million ($4.0 million after-tax) realized impairment loss in the fourth quarter of 2003.

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale. These gains and losses are reported as a component of other comprehensive income, net of the closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable deferred income taxes.

Sources of net unrealized investment gains (losses) for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                 2003             2002             2001
                                                            ---------------  ---------------  ---------------

Debt securities..........................................    $      (66.1)    $      404.2     $      200.3
Equity securities........................................           (39.4)           108.5            (23.8)
Debt and equity securities pledged as collateral.........           116.4             42.6            (44.6)
Other investments........................................             7.0             (2.4)             3.6
                                                            ---------------  ---------------  ---------------
Net unrealized investment gains (losses).................    $       17.9     $      552.9     $      135.5
                                                            ===============  ===============  ===============

Net unrealized investment gains (losses).................    $       17.9     $      552.9     $      135.5
                                                            ---------------  ---------------  ---------------
Applicable policyholder dividend obligation..............           (45.5)           369.4            108.8
Applicable deferred policy acquisition costs.............           (12.4)            95.9            (28.5)
Applicable deferred income taxes (benefit)...............            (9.8)            15.8             33.9
                                                            ---------------  ---------------  ---------------
Offsets to net unrealized investment gains...............           (67.7)           481.1            114.2
                                                            ---------------  ---------------  ---------------
Net unrealized investment gains (losses)
 included in other comprehensive income (Note 12)........    $       85.6     $       71.8     $       21.3
                                                            ===============  ===============  ===============

Investing cash flows

Investment purchases, sales, repayments and maturities for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                  2003             2002             2001
                                                            ---------------  ---------------  ---------------

Debt security purchases..................................    $   (5,394.9)    $   (4,742.4)    $   (3,505.1)
Equity security purchases................................          (129.9)           (59.8)           (72.8)
Venture capital partnership investments..................           (41.6)           (43.0)           (47.0)
Affiliate equity and debt security purchases.............            --              (28.0)           (46.8)
Other invested asset purchases...........................           (27.2)           (73.0)           (57.1)
Policy loan advances, net................................           (31.9)           (23.7)           (67.0)
                                                            ---------------  ---------------  ---------------
Investment purchases.....................................    $   (5,625.5)    $   (4,969.9)    $   (3,795.8)
                                                            ===============  ===============  ===============

Debt securities sales....................................    $    2,124.7     $    1,807.6     $    1,218.7
Debt securities maturities and repayments................         1,792.0          1,305.6            824.6
Equity security sales....................................           235.7            139.3            114.6
Mortgage loan maturities and principal repayments........           180.3             67.7             58.7
Venture capital partnership capital distributions........            54.2             28.5             30.7
Real estate and other invested assets sales..............            30.3             69.9             36.8
                                                            ---------------  ---------------  ---------------
Investment sales, repayments and maturities..............    $    4,417.2     $    3,418.6     $    2,284.1
                                                            ===============  ===============  ===============

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2003 are summarized in the following table ($ amounts in millions). Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during 2003 or 2002.

                                                                 Debt           Mortgage
                                                              Securities         Loans            Total
                                                            ---------------  ---------------  ---------------

  Due in one year or less................................    $      608.7     $       15.7     $      624.4
  Due after one year through five years..................         2,557.8            144.4          2,702.2
  Due after five years through ten years.................         3,104.1             89.1          3,193.2
  Due after ten years....................................         6,390.7             34.9          6,425.6
                                                            ---------------  ---------------  ---------------
  Total..................................................    $   12,661.3     $      284.1     $   12,945.4
                                                            ===============  ===============  ===============

6. Financing Activities

Stock purchase contracts and indebtedness

We have recorded our stock purchase contract obligation as a liability on our balance sheet at estimated settlement amount. This liability includes a premium representing the fair value of a net purchased option contained in the purchase contract. The premium is amortized over the life of the purchase contract. Contract adjustment payments and premium amortization on the purchase contracts are recorded in other expenses in our statement of income.

We have recorded indebtedness at unpaid principal balances of each instrument. In connection with our senior unsecured bond offering, we entered into an interest rate swap agreement on half of the offering amount to reduce market risks from changes in interest rates. We have recorded the interest rate swap at fair value based on the settlement value of the swap. For purposes of fair value disclosures (Note 9), we have determined the fair value of indebtedness based on contractual cash flows discounted at market rates for surplus notes and on quoted market prices for bonds and equity units.

Carrying value and fair value of our stock purchase and indebtedness as of December 31, 2003 and 2002 follow
($ amounts in millions):

                                                        2003                              2002
                                          ---------------------------------  --------------------------------
                                               Carrying             Fair          Carrying            Fair
                                                Value              Value           Value             Value
                                          ---------------   ---------------  ---------------  ---------------

Stock purchase contracts stated amount.    $      144.2      $      128.8     $      147.2     $      137.6
Settlement amount adjustment...........           (15.4)             --               (9.6)            --
                                          ---------------   ---------------  ---------------  ---------------
Stock purchase contracts...............    $      128.8      $      128.8     $      137.6     $      137.6
                                          ===============   ===============  ===============  ===============

Surplus notes..........................    $      175.0      $      188.8     $      175.0     $      182.5
Equity units...........................           153.7             232.1            153.7            156.5
Senior unsecured bonds.................           300.0             311.2            300.0            259.8
Interest rate swap.....................            10.3              10.3             15.6             15.6
                                          ---------------   ---------------  ---------------  ---------------
Indebtedness...........................    $      639.0      $      742.4     $      644.3     $      614.4
                                          ===============   ===============  ===============  ===============

In November 2002, we issued 3,622,500 stock purchase contracts in a public offering at $38.10 per contract
($138.0 million aggregate) and raised net proceeds of $133.9 million. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of HRH common stock. Under each purchase contract, we will make quarterly contract adjustment payments at the annual rate of 7.00% of the stated
contract amount.

We are obligated to deliver shares of HRH common stock to holders of the stock purchase contracts in November
2005. The number of HRH common shares that we are obligated to deliver is based on the volume weighted-average daily trading price of HRH common stock over the 20-trading day period ending on the third trading day prior to
November 13, 2005. The maximum number of HRH common shares that we are obligated to deliver, subject to anti-dilution adjustments, is 3,622,500, or one share of HRH common stock per purchase contract. The minimum number is 2,969,363 shares, or 0.8197 share of HRH common stock per purchase contract. We have pledged
3,622,500 shares of HRH common stock as collateral for our obligations under the purchase contracts (Note 5).

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

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million). Each equity unit is composed of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note). The notes bear interest at an annual rate of 6.6% and $25 principal amount per note is initially due in February
2008. On or after November 2005 the notes will be remarketed as senior unsecured obligations and the interest rate will be reset at that time. The holders of the purchase contracts will be paid a contract adjustment payment at a rate of 0.65% per year and have agreed to purchase a minimum 2.8343 shares (17,423,859 shares aggregate) and a maximum of 3.4578 shares (21,256,826 shares aggregate) of our common stock, depending on its quoted market price, in February 2006. The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception.

The senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of
$290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We also have the right to redeem the bonds in whole in certain circumstances if we are unable to deduct interest paid on the bonds.

On December 22, 2003, we closed on a new $150.0 million unfunded, unsecured senior revolving credit facility to replace our $100 million credit facility, which expired on that date. This new facility consists of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million, three-year revolving credit facility. Under the 364-day facility, we have the ability to extend the maturity date of any outstanding borrowings for one year from the termination date. Potential borrowers on the new credit line are the holding company, Phoenix Life and Phoenix Investment Partners. Financial covenants require the maintenance at all times of: consolidated stockholders' equity of $1,775.0 million, stepping up by 50% of quarterly positive net income and 100% of equity issuances; a maximum consolidated debt-to-capital ratio of 30%; a minimum consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.25:1; and, for Phoenix Life, a minimum risk-based capital ratio of 250% and a minimum A.M. Best Financial Strength Rating of A-. We were in compliance with all credit facility covenants at December 31, 2003. There were no borrowings on any of the credit lines in
2003. We anticipate that we will draw $25.0 million against this facility to fulfill an obligation related to the Kayne Anderson Rudnick acquisition (Note 4).

Future minimum annual principal payments on indebtedness as of December 31, 2003 follow: 2006, $175.0 million;
2008, $153.7 million; and 2032, $300.0 million.

As of December 31, 2003, we had $9.0 million of standby letters of credit primarily to cover any potential losses on certain reinsurance.

Stock purchase contract adjustment payments (included in other operating expenses) and interest expense on our indebtedness, including amortization of issuance costs, for the years 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                 2003             2002             2001
                                                            ---------------  ---------------  ---------------

Stock purchase contract adjustment payments..............    $        8.2     $        1.0     $       --
                                                            ===============  ===============  ===============

Surplus notes............................................    $       12.2     $       12.2     $       12.2
Equity units.............................................            12.1              0.3             --
Senior unsecured bonds...................................            14.9             15.5              0.3
Bank credit facility and other...........................             0.4              3.4             14.8
                                                            ---------------  ---------------  ---------------
Interest expense on indebtedness.........................    $       39.6     $       31.4     $       27.3
                                                            ===============  ===============  ===============

Common stock and stock repurchase program

We have authorization for the issuance of 1,000,000,000 shares of our common stock. In connection with our demutualization and initial public offering, we issued 106,376,363 common shares (56,180,463 shares to our policyholders in exchange for their interests in the mutual company and 50,195,900 shares in sales to the public). As of December 31, 2003, we had 94,445,716 shares outstanding, net of 11,930,647 common shares of treasury stock . We also had 28,993,669 common shares reserved for issuance at that date under the purchase contracts included with our equity units (21,256,826 shares), our stock option plans (6,300,000 shares) and our restricted stock units (1,436,843 shares).

We have authorization from our board of directors to repurchase an additional 670,000 shares of our common stock. As of December 31, 2003, we had repurchased 12,330,000 shares of our common stock at an average price of
$15.87 per share, including zero, 7,871,500 and 4,458,500 shares in 2003, 2002 and 2001, respectively. During
2003, we contributed 399,353 treasury shares to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $6.3 million (weighted-average cost of $15.87 per share) and an aggregate market value of $3.8 million.

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. In 2003 and 2002, our subsidiaries incurred $25.8 million and $10.7 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm employees.

7. Separate Account Assets and Liabilities

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts.

Separate account assets and liabilities related to policyholder funds are carried at market value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Fees assessed to the contractholders for management services are included in revenues when services are rendered.

Separate account assets and liabilities by segment as of December 31, 2003 and 2002 follow ($ amounts in millions).

                                                                            2003             2002
                                                                       ---------------  ---------------

Life and Annuity segment separate accounts...........................   $    5,910.3     $    4,131.7
Corporate and Other segment separate accounts........................          172.9            239.5
                                                                       ---------------  ---------------
Total separate account assets and liabilities........................   $    6,083.2     $    4,371.2
                                                                       ===============  ===============

8. Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may hold interests in those entities. We serve as the investment advisor to nine collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below. The nine collateralized obligation trusts are investment trusts with aggregate assets of $3.3 billion that are primarily invested in a variety of fixed income securities acquired from third parties. The collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual

equity securities to third parties as well as to our life insurance subsidiary's general account. Our asset management affiliates earned advisory fees of $10.3 million, $7.9 million and $7.6 million in 2003, 2002 and
2001, respectively, which are recorded as either investment product fees for unconsolidated trusts or are reflected as investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest for consolidated trusts on our consolidated statement of income. The collateralized obligation trusts reside in bankruptcy remote, special purpose entities, or SPEs, in which we neither provide recourse nor guarantees. Accordingly, our financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary general account's direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary's direct investment in the nine collateralized obligation trusts is $91.6 million at December 31, 2003, $54.1 million of which relate to investment grade debt securities and loss of management fees.

In January 2003, a new accounting standard was issued, FIN 46, Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51, or FIN 46, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46-R in December 2003, with FIN 46-R providing additional interpretation as to existing standards on consolidation. FIN 46-R clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after January 31, 2003. In addition, as required by the revised standard, on
December 31, 2003 we have adopted FIN 46-R for SPEs in which we hold a variable interest that we acquired prior to February 1, 2003. We continue to consolidate three collateralized obligation trusts as of December 31, 2003 and 2002. Our direct investment in the three consolidated collateralized obligation trusts is $27.8 million,
$20.0 million of which is an investment grade debt security as of December 31, 2003. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $2.9 million, $2.6 million and $2.5 million in 2003, 2002 and
2001, respectively, related to these three consolidated collateralized obligation trusts.

Six variable interest entities not consolidated by us under FIN 46-R represent collateralized obligation trusts with approximately $2.1 billion of investment assets pledged as collateral. Our general account's direct investment in these unconsolidated variable interest entities is $63.8 million, $34.1 million of which are investment grade debt securities at December 31, 2003. We recognized investment advisory fee revenues related to the six unconsolidated variable interest entities of $7.4 million, $5.3 million and $5.1 million in 2003,
2002 and 2001, respectively.

Variable interest entities consolidated as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                                     2003             2002
                                                                              ---------------  ---------------
Assets Pledged as Collateral, at Fair Value
Phoenix CDO I...............................................................   $      148.8     $      150.4
Phoenix CDO II..............................................................          332.6            377.2
Phoenix-Mistic 2002-1 CDO...................................................          963.4            899.3
                                                                              ---------------  ---------------
Total.......................................................................   $    1,444.8     $    1,426.9
                                                                              ===============  ===============

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity).........................................   $      183.2     $      214.6
Phoenix CDO II (December 2012 mandatorily redeemable).......................          375.6            438.9
Phoenix-Mistic 2002-1 CDO (September 2014 maturity).........................          913.2            956.0
                                                                              ---------------  ---------------
Total.......................................................................   $    1,472.0     $    1,609.5
                                                                              ===============  ===============

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of
$1,350.0 million and $1,358.7 million at December 31, 2003 and 2002, respectively. In addition, cash and accrued investment income of $94.8 million and $68.2 million are included in these amounts at December 31, 2003 and 2002, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $1,344.2 million and $1,443.8 million at December 31, 2003 and 2002, respectively, and non-recourse derivative cash flow hedge liabilities of $127.8 million (notional amount of $1,211.3 million with maturities of 2005-2013) and
$165.7 million at December 31, 2003 and 2002, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities is $22.3 million and $17.3 million at December 31, 2003 and 2002, respectively.

Collateralized obligations for which Phoenix Investment Partners is the sponsor and actively manages the assets, where we are deemed to be a primary beneficiary as a result of our variable interests, and where there is not a substantive amount of outside third-party equity investment in the trust, are consolidated in our financial statements. Our financial exposure is limited to our share of equity and bond investments in these vehicles held in our general account as available-for-sale debt and equity securities, as applicable, and there are no financial guarantees from, or recourse, to us, for these collateralized obligation trusts.

Debt and equity securities pledged as collateral are recorded at fair value with any applicable unrealized investment gains or losses reflected as a component of accumulated other comprehensive income, net of applicable minority interest. We recognize realized investment losses on debt and equity securities in these collateralized obligations when declines in fair values, in our judgment, are considered to be other-than-temporarily impaired. Non-recourse obligations issued by the consolidated collateralized obligation trusts are recorded at unpaid principal balance. Non-recourse derivative cash flow hedges are carried on our consolidated balance sheet at fair value with an offsetting amount recorded in accumulated other comprehensive income.

In 2003, we revised our method of consolidation of the collateralized obligation trusts for 2003, 2002 and
2001. Under the new method, the applicable assets, liabilities, revenues, expenses and minority interest are presented on a disaggregated basis, and the non-recourse collateralized obligations are recorded at unpaid principal balance. Prior to our revision of previously reported 2003, 2002 and 2001 amounts, investments pledged as collateral were recorded at fair value with asset valuation changes directly offset by changes in the corresponding liabilities in a manner similar to separate accounts.

The effect of our change in the method of consolidation for the three consolidated collateralized obligation trusts was to increase our net loss and to reduce stockholders' equity for the years 2003, 2002 and 2001 as follows
($ amounts in millions):

                                                                   2003             2002             2001
                                                              ---------------  ---------------  ---------------

Increase in net loss........................................   $       (2.4)    $      (26.3)    $      (12.5)
                                                              ===============  ===============  ===============
Reduction to stockholders' equity...........................   $      (77.3)    $     (204.9)    $      (87.9)
                                                              ===============  ===============  ===============

The above non-cash charges to earnings and stockholders' equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts, that will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations. The Financial Accounting Standards Board, or
FASB, continues to evaluate, through the issuance of FASB staff positions, the various technical implementation issues related to consolidation accounting. We will continue to assess the impact of any new implementation guidance issued by the FASB as well as evolving interpretations among accounting professionals. Additional guidance and interpretations may affect our application of consolidation accounting in future periods.

Fair value and cost of the debt and equity securities pledged as collateral as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                            2003                              2002
                                              --------------------------------  -------------------------------
                                                Fair Value          Cost          Fair Value         Cost
                                              ---------------  ---------------  ---------------  --------------
Debt Securities Pledged as Collateral by Type
Corporate...................................   $    1,006.7     $      909.4     $      959.9    $      942.9
Mortgage-backed.............................          193.2            185.0            231.0           218.6
Other asset-backed..........................          148.9            153.0            162.7           205.7
                                              ---------------  ---------------  ---------------  --------------
Subtotal....................................        1,348.8          1,247.4          1,353.6         1,367.2

Equity securities pledged as collateral.....            1.2              0.7              5.1             6.0
                                              ---------------  ---------------  ---------------  --------------
Total debt and equity securities
  pledged as collateral.....................   $    1,350.0     $    1,248.1     $    1,358.7    $    1,373.2
                                              ===============  ===============  ===============  ==============

Gross and net unrealized gains and losses from debt and equity securities pledged as collateral as of December
31, 2003 and 2002 follow ($ amounts in millions):

                                                            2003                              2002
                                              --------------------------------  -------------------------------
                                                  Gains            Losses           Gains           Losses
                                              ---------------  ---------------  --------------- ---------------
Debt Securities Pledged as Collateral by Type
Corporate...................................   $      104.1     $       (6.8)    $       49.2    $      (32.2)
Mortgage-backed.............................           21.8            (13.6)            25.9           (13.5)
Other asset-backed..........................            3.8             (7.9)             3.4           (46.4)
                                              ---------------  ---------------  --------------- ---------------
Subtotal....................................          129.7            (28.3)            78.5           (92.1)
Equity securities pledged as collateral.....            0.7             (0.2)             0.1            (1.0)
                                              ---------------  ---------------  --------------- ---------------
Total.......................................   $      130.4     $      (28.5)    $       78.6    $      (93.1)
                                              ===============  ===============  =============== ===============
Net unrealized gains........................   $      101.9                      $      (14.5)
                                              ===============                   ===============

The aging of temporarily impaired debt and equity securities pledged as collateral as of December 31, 2003 follows ($ amounts in millions):

                                     Less than 12 months   Greater than 12 months             Total
                                  -----------------------  ------------------------  -----------------------
                                      Fair     Unrealized      Fair     Unrealized      Fair     Unrealized
                                      Value      Losses       Value       Losses        Value      Losses
                                  ----------- -----------  ----------- ------------  ----------- -----------
Debt Securities Pledged as
 Collateral by Type
Corporate.......................   $    20.0  $    (0.9)    $    48.1   $    (5.9)    $    68.1   $   (6.8)
Mortgage-backed.................         6.2       (2.0)         25.2       (11.6)         31.4      (13.6)
Other asset-backed..............         8.7       (0.3)         37.8        (7.6)         46.5       (7.9)
                                  ----------- -----------  ----------- ------------  ----------- -----------
Debt securities.................   $    34.9  $    (3.2)    $   111.1   $   (25.1)    $   146.0   $  (28.3)
Equity securities pledged as
 collateral.....................         0.2       --            --          (0.2)          0.2       (0.2)
                                  ----------- -----------  ----------- ------------ ------------ -----------
Total temporarily impaired
 securities pledged as
 collateral.....................   $    35.1  $    (3.2)    $   111.1   $   (25.3)    $   146.2   $  (28.5)
                                  =========== ===========  =========== ============ ============ ===========

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security's amortized cost totals $25.3 million at December 31, 2003. Debt securities with a fair value less than 80% of the security's amortized totaled $17.9 million at December 31, 2003. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at December
31, 2003.

The maturity of the debt securities pledged as collateral as of December 31, 2003 follows ($ amounts in millions):

                                                                                                  2003
                                                                                                  Cost
                                                                                             ---------------
Debt Securities
Due in one year or less....................................................................   $       13.1
Due after one year through five years......................................................          198.0
Due after five years through ten years.....................................................          827.2
Due after ten years........................................................................          209.1
                                                                                             ---------------
Total debt securities......................................................................   $    1,247.4
                                                                                             ===============

FIN 46-R requires our application of its provisions to non-SPE variable interest entities for periods ending after March 15, 2004. We are currently evaluating non-SPE entities in which we may have a variable interest for the applicability of FIN 46-R and, accordingly, have not determined the additional impact, if any, FIN 46-R may have on our financial position or results of operations.

9. Derivative Instruments and Fair Value of Financial Instruments

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

Except for the foreign currency swaps discussed below, all fair value hedges are accounted for with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded to

the hedged item's balance sheet carrying amount. Changes in the fair value of foreign currency swaps used as hedges of the fair value of foreign currency denominated assets are reported in current period earnings with the change in value of the hedged asset attributable to the hedged risk.

Cash flow hedges are generally accounted for with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded in accumulated other comprehensive income. The effective portion of changes in fair values of derivatives hedging the variability of cash flows related to forecasted transactions are reported in accumulated other comprehensive income and reclassified into earnings in the periods during which earnings are affected by the variability of the cash flows of the hedged item.

Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in net investment income in the period incurred.

Our general account held the following positions in derivative instruments as of December 31, 2003 and 2002 at fair value ($ amounts in millions):

                                                                           2003                 2002
                                                                  -------------------- --------------------
                                              Notional
                                               Amount    Maturity   Asset    Liability    Asset   Liability
                                             ---------- --------- ---------- --------- ---------- ---------
Interest rate swaps
   Fair value hedges.....................    $   150      2032     $   10.3   $   --    $   15.6   $   --
   Cash flow hedges......................         30      2007          4.5       --         5.6       --
   Non-hedging derivative instruments....        360      2007         25.1      21.7       30.7      26.5
Other....................................         90    2003-2008       0.4       --         0.8       --
                                             ----------           ---------- --------- ---------- ---------
Total general account
 derivative instrument positions.........    $   630               $   40.3   $  21.7   $   52.7   $  26.5
                                             ==========           ========== ========= ========== =========

Fair value hedges. We currently hold interest rate swaps that convert a portion of our fixed rate debt portfolio to variable rate debt. These hedges are accounted for under the shortcut method and, therefore, no hedge ineffectiveness is recorded in current period earnings associated with these interest rate swaps.

During a portion of 2002 and all of 2001, we held foreign currency swaps that hedged the fair value of foreign currency denominated available-for-sale securities that backed U.S. dollar denominated liabilities. We recognized ineffectiveness of $0.5 million ($0.3 million after income taxes) and $1.2 million ($0.8 million after income taxes) for the years 2002 and 2001, respectively. There were no foreign currency swaps held during
2003.

Cash flow hedges. We currently hold interest rates swaps that effectively convert variable rate bond cash flows to fixed cash flows in order to better match the cash flows of associated liabilities. These hedges are accounted for under the shortcut method and, therefore, no hedge ineffectiveness was recorded in earnings for
2003, 2002 and 2001. We do not expect to reclassify any amounts reported in accumulated other comprehensive income into earnings over the next twelve months with respect to these hedges.

We recognized an after-tax gain of $0.0 million, $1.8 million and $3.0 million for the years 2003, 2002 and
2001 in accumulated other comprehensive income related to changes in fair value of interest rate forward swaps designated as cash flow hedges of the forecasted purchase of assets. At December 31, 2003 we expect to reclassify into earnings over the next twelve months $1.0 million of the deferred after-tax gains on these derivative instruments. For the years 2003, 2002 and 2001, we reclassified after-tax gains of $0.6 million,
$0.6 million and $0.3 million, respectively, into earnings related to these same derivatives.

Non-hedging derivative instruments. We also hold interest rate swaps that were initially entered into as hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities.
Subsequently, offsetting swap positions were taken to lock in a stream of income to supplement the income on the assets purchased.

On January 1, 2001, we recorded a net-of-tax cumulative effect adjustment of $1.3 million (gain) in earnings to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments. We recorded an offsetting net-of-tax cumulative effect adjustment of $1.3 million (loss) in earnings to recognize the difference attributable to the hedged risks between the carrying values and fair values of the related hedged assets and liabilities. We also recorded a net-of-tax cumulative effect adjustment of $1.1 million
(gain) in accumulated other comprehensive income to recognize, at fair value, all derivative instruments that are designated as cash-flow hedging instruments. For derivative instruments that were not designated as hedges, we also recorded a cumulative effect adjustment of $6.0 million in earnings, ($3.9 million after income taxes)
in earnings to recognize these instruments at fair value.

We are exposed to credit risk in the event of non-performance by counterparties to these derivative instruments. We do not expect that counterparties will fail to meet their financial obligation as we only enter into derivative contracts with a number of highly rated financial institutions. The credit exposure of these instruments is the positive fair value at the reporting date, or $40.3 million as of December 31, 2003. We consider the likelihood of any material loss on these instruments to be remote.

Fair value of financial instruments

The carrying amounts and estimated fair values of financial instruments as of December 31, 2003 and 2002 follow
($ amounts in millions):

                                                          2003                              2002
                                           ---------------------------------  --------------------------------
                                              Carrying            Fair           Carrying           Fair
                                               Value             Value            Value            Value
                                           ---------------   ---------------  ---------------  ---------------

Cash and cash equivalents................   $      447.9      $      447.9     $    1,110.5     $    1,110.5
Debt securities (Note 5).................       13,273.0          13,273.0         11,889.5         11,889.5
Equity securities (Note 5)...............          312.0             312.0            385.9            385.9
Mortgage loans (Note 5)..................          284.1             301.4            468.8            488.2
Debt and equity securities pledged
 as collateral (Note 8)..................        1,350.0           1,350.0          1,358.7          1,358.7
Derivative financial instruments.........           40.3              40.3             52.7             52.7
Policy loans (Note 5)....................        2,227.8           2,356.4          2,195.9          2,367.9
                                           ---------------   ---------------  ---------------  ---------------
Financial assets.........................   $   17,935.1      $   18,081.0     $   17,462.0     $   17,653.4
                                           ===============   ===============  ===============  ===============

Investment contracts (Note 3)............   $    3,642.7      $    3,680.8     $    3,395.7     $    3,481.9
Non-recourse collateralized
 obligations (Note 8)....................        1,472.0           1,444.8          1,609.5          1,426.9
Stock purchase contracts (Note 6)........          128.8             128.8            137.6            137.6
Indebtedness (Note 6)....................          639.0             742.4            644.3            614.4
Derivative financial instruments.........           21.7              21.7             26.5             26.5
                                           ---------------   ---------------  ---------------  ---------------
Financial liabilities....................   $    5,904.2      $    6,018.5     $    5,813.6     $    5,687.3
                                           ===============   ===============  ===============  ===============

10. Income Taxes

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

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for
2003, 2002 and 2001 follows ($ amounts in millions):

                                                                  2003             2002             2001
                                                             ---------------  ---------------  ---------------
Income taxes (benefit) applicable to
Continuing operations.....................................    $      (18.5)    $      (56.2)    $     (105.2)
Discontinued operations...................................            (1.2)            (0.6)            (0.9)
Cumulative effect of accounting changes...................            --              (11.4)           (35.2)
                                                             ---------------  ---------------  ---------------
Net loss..................................................    $      (19.7)    $      (68.2)    $     (141.3)
Other comprehensive income................................            (4.2)            14.2             31.2
                                                             ---------------  ---------------  ---------------
Comprehensive loss........................................    $      (23.9)    $      (54.0)    $     (110.1)
                                                             ===============  ===============  ===============

Current...................................................    $       (6.6)    $      (14.4)    $      (58.2)
Deferred..................................................           (17.3)           (39.6)           (51.9)
                                                             ---------------  ---------------  ---------------
Income tax benefit applicable to comprehensive income.....    $      (23.9)    $      (54.0)    $     (110.1)
                                                             ===============  ===============  ===============

For 2003, 2002 and 2001, the effective income tax rates applicable to income from continuing operations differ from the 35% federal statutory income tax rate. Items giving rise to the differences and the effects are as follow ($ amounts in millions):

                                                                  2003             2002             2001
                                                             ---------------  ---------------  ---------------

Income tax benefit at statutory rate.......................   $       (3.6)    $      (64.6)    $      (85.9)
Tax advantaged investment income...........................           (6.8)           (12.6)            (7.2)
Intangible asset amortization and impairments..............           --               19.5              3.2
Realized losses on available-for-sale securities pledged...            0.9              9.2              4.4
Non-taxable minority interest income.......................           (4.2)            (4.1)            (2.5)
Demutualization expenses...................................           --                0.2              7.1
Tax interest recoveries....................................           (1.1)            --               --
Other, net.................................................           (3.7)            (3.8)            (3.3)
Differential earnings (mutual life insurance company
 equity tax)...............................................           --               --              (21.0)
                                                             ---------------  ---------------  ---------------
Income tax benefit applicable to continuing
 operations................................................   $      (18.5)    $      (56.2)    $     (105.2)
                                                             ===============  ===============  ===============
Effective income tax benefit rates.........................        (181.4)%          (30.5)%          (42.9)%
                                                             ===============  ===============  ===============

Deferred income tax assets (liabilities) attributable to temporary differences as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                                  2003             2002
                                                                             ---------------  ---------------
Deferred income tax assets
Future policyholder benefits...............................................   $      215.2     $      190.3
Unearned premiums / deferred revenues......................................          125.1            129.3
Policyholder dividend obligation...........................................          111.8            113.3
Employee benefits..........................................................           91.1            100.6
Intangible assets..........................................................            7.1             20.5
Investments................................................................          123.9             93.3
Net operating loss carryover benefits......................................           74.0             63.7
Foreign tax credits carryover benefits.....................................            0.1              7.0
Low income housing tax credits.............................................           12.3              8.2
Other......................................................................            9.1             32.4
Valuation allowance........................................................          (24.3)           (35.9)
                                                                             ---------------  ---------------
Gross deferred income tax assets...........................................          745.4            722.7
                                                                             ---------------  ---------------

Deferred tax liabilities
Deferred policy acquisition costs..........................................         (316.1)          (282.1)
Investments................................................................         (272.3)          (283.4)
Investment management contracts............................................          (93.1)          (100.0)
Other......................................................................           (5.2)           (15.8)
                                                                             ---------------  ---------------
Gross deferred income tax liabilities......................................         (686.7)          (681.3)
                                                                             ---------------  ---------------
Deferred income tax asset..................................................   $       58.7     $       41.4
                                                                             ===============  ===============

We have elected to file a consolidated federal income tax return for 2003 and prior years. Within the consolidated tax return, we are required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group. These limitations affect the amount of any operating loss carryforwards that we have now or in the future.

As of December 31, 2003, we had deferred tax assets related to net operating losses of $49.7 million for federal income tax purposes and $24.3 million for state income tax purposes. The deferred tax assets related to the federal net operating losses are scheduled to expire as follows: $7.7 million in 2015, $5.4 million in
2016, $19.8 million in 2017, $1.1 million in 2018 and $15.7 in 2023. The deferred tax assets related to the state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $12.7 million in 2020 and $11.6 million in 2021. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, a $24.3 million and a $29.0 million valuation allowance has been established at the end of 2003 and 2002, respectively, relative to the state net operating loss carryforwards.

As of December 31, 2003, the deferred income tax asset of $0.1 million related to foreign tax credit carryovers is expected to expire between the 2006 and 2008 tax years. As of December 31, 2002, $6.9 million of the $7.0 million deferred tax asset related to foreign tax credit was scheduled to expire in 2003. As a result, a valuation allowance of $6.9 million was established to reduce the carrying amount of this deferred tax asset as of December 31, 2002.

As of December 31, 2003, the deferred income tax assets of $12.3 million related to low income housing tax credits are expected to expire as follows: $4.1 million in 2021, $4.1 million in 2022 and $4.1 million in 2023.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2003 and 2002 will be realized.
In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the Internal Revenue Service, or the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits.
The IRS has examined our consolidated group's federal income tax returns through 1997. The IRS is currently examining our federal income tax returns for 1998 through 2001. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded in other liabilities on the balance sheet, have been adequately provided for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

11. Employee Benefit Plans and Employment Agreements

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees, non-employee directors and certain insurance agents. Our options have an exercise price equal to the market value of the shares at the date of grant. A new standard was issued which amends an existing standard on accounting for stock-based compensation. Our adoption of the new standard results in expense recognition for stock options awarded after December 31, 2002 over the service period of the options equal to their fair value at issuance. During 2002, a previous standard allowed for us to account for stock-based compensation using the intrinsic value method which did not result in expense recognition because at issuance date, the market price of our common stock was equal to the exercise price of the options. As required under the new standard, we have included pro forma net income and earnings per share as if we had applied the fair value method for all periods presented.

The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. It also requires annual and quarterly disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation.
We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard.

During 2003 and 2002, we granted options to employees and non-employee directors and agents. The employee and agent options vest over a three-year period while the directors' options vested immediately. No options were exercisable until June 25, 2003, the second anniversary of our initial public offering. All options terminate ten years from date of grant. The Stock Incentive Plan authorized the issuance to officers, employees and insurance agents of that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for Phoenix Investment Partners officers and employees, less the number of share options issuable under the Directors' Stock Plan. The Directors' Stock Plan authorized the issuance to non-employee directors of that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

Stock option activity by number of common shares and weighted-average exercise price for the years 2003 and
2002 follows (amounts in millions, except per share price):

                                                       2003                              2002
                                         ---------------------------------  --------------------------------
                                             Number            Price            Number           Price
                                         ---------------   ---------------  ---------------  ---------------

Outstanding, beginning of year.........      4,409,558      $      16.20               --     $      --
Granted................................        572,504              9.00        4,456,906            16.20
Canceled...............................        (42,211)            15.63               --            --
Forfeited..............................       (311,995)            14.13          (47,348)           16.20
                                         ---------------                    ---------------
Outstanding, end of year...............      4,627,856      $      15.45        4,409,558     $      16.20
                                         ===============   ===============  ===============  ===============

Prior to 2001, Phoenix Investment Partners, whose shares were then publicly traded, granted options to its employees and directors to purchase shares of its common stock at an option price of not less than 85% of the fair value of that company's common stock at the time of grant. Options granted under the Phoenix Investment
Partners plan vested over a three-year period. In connection with our purchase of the minority interest in
Phoenix Investment Partners (Note 4), Phoenix Investment Partners recognized compensation expense of $57.0 million related to Phoenix Investment Partners' payment for the cancellation of all of its outstanding options
(7,007,444 total); holders of the options were paid an amount equal to the difference between the converted value of the options ($111.9 million) and their exercise price ($54.9 million).

Pro forma earnings and earnings per share as if we and Phoenix Investment Partners had applied the fair value method of accounting for stock-based compensation for 2003 and 2002 (Phoenix) and 2001 (Phoenix Investment
Partners) ($ amounts in millions, except per share amounts):

                                                                   2003            2002            2001
                                                             --------------  --------------  --------------

Net loss, as reported......................................   $      (6.2)    $    (272.3)    $    (215.2)
Add:  Employee stock option compensation expense
 included in net loss, net of applicable income taxes......           0.4            --              --
Deduct:  Employee stock option compensation expense
 determined under fair value accounting for all awards,
 net of applicable income taxes............................           5.0             6.5             2.6
                                                             --------------  --------------  --------------
Pro forma net loss.........................................   $     (10.8)    $    (278.8)    $    (217.8)
                                                             ==============  ==============  ==============

 Basic loss per share:
     As reported...........................................   $     (0.07)    $     (2.78)    $     (2.06)
     Pro forma.............................................   $     (0.11)    $     (2.85)    $     (2.08)
 Diluted loss per share:
     As reported...........................................   $     (0.07)    $     (2.78)    $     (2.06)
     Pro forma.............................................   $     (0.11)    $     (2.85)    $     (2.08)

The weighted-average fair values of options granted during 2003 and 2002 were $4.07 and $8.18 per share, respectively, using the Black-Scholes option valuation model with the parameters stated below. Of the 2002 pro forma expense, $4.2 million relates to options that were fully earned at December 31, 2002; there will be no additional pro forma expense recognition for those options.

The pro forma adjustments relating to options granted are based on a fair value method using the Black-Scholes option-pricing model. Valuation and related assumption information used for the options granted include these key variables: weighted-average expected volatility, weighted-average risk-free interest rate and weighted-average common share dividend yield. The key assumptions for years 2003 and 2002 follow:

                                                                                     2003             2002
                                                                               ---------------  ---------------

Weighted-average expected volatility.........................................        43.7%            34.9%
Weighted-average risk-free interest rate.....................................         3.5%             5.5%
Weighted-average common share dividend yield.................................         1.8%             0.9%

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

Restricted stock units and restricted stock

We record deferred compensation for the fair value of restricted stock unit awards and present deferred compensation as a separate, offsetting component of stockholders' equity. We recognized compensation expense over the vesting period of the restricted stock units.

Generally, shares underlying those awards which are or become vested will be issued on the later of June 26,
2006 or each employee's and each director's respective termination or retirement.

RSU activity by number of units and weighted-average exercise price for the years 2003 and 2002 follow:

                                                                  2003                          2002
                                                      ---------------------------  ----------------------------
                                                                       Exercise                     Exercise
                                                           RSUs         Price           RSUs         Price
                                                      -------------  ------------  -------------  -------------

Outstanding, beginning of year......................      573,477     $    13.95             --     $    --
Awarded to officers and directors...................      701,598           7.95        573,477          13.95
Issued to officers in satisfaction of
  deferred compensation liabilities.................      161,768           9.07             --          --
                                                      -------------                 -------------
Outstanding, end of year............................    1,436,843     $    10.47        573,477     $    13.95
                                                      =============  =============  =============  ============

In addition to the RSU activity above, 1,147,338 RSUs are subject to future issuance based on the achievement of performance criteria established under the 2003-2005 cycle of our 2003 Restricted Stock, Restricted Stock
Unit and Long-Term Incentive Plan.

See Securities Authorized for Issuance under Equity Compensation Plans in Item 12 in this Form 10-K for further information about RSUs.

Pension and other post-employment benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.

The cost of post-employment benefits recognized and the underlying principal rates and assumptions used for
2003, 2002 and 2001 follow ($ amounts in millions):

                                                                               2003       2002         2001
                                                                           ----------- ---------- -----------

Cost components
Recurring pension benefit cost (credit).................................    $   22.8    $   15.2     $   (2.1)
Recurring other post-retirement benefit costs...........................         3.6         4.2          3.9
Savings plans cost......................................................         5.4         4.9          3.5
Other post-employment benefit cost......................................        --          --            0.4
                                                                           ----------- ----------- -----------
Total continuing operations recurring cost..............................        31.8        24.3          5.7
Total non-recurring and discontinued operations cost....................         1.3         0.6         19.4
                                                                           ----------- ----------- -----------
Total pension and other post-employment benefit cost....................    $   33.1    $   24.9     $   25.1
                                                                           =========== =========== ===========

Principal Rates and Assumptions
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate..............................      6.0%        6.5%           7.0%
Future compensation increase rate.......................................      3.5%        3.5%           4.0%
Pension plan assets long-term rate of return............................      8.5%        8.5%           9.0%
Deferred investment gain/loss amortization corridor.....................      5.0%        5.0%           5.0%
Future health care cost increase rate, age 64 and younger...............      9.25%      10.0%           5.5%
Future health care cost increase rate, age 65 and older.................     11.25%      12.0%           5.5%

Assumptions Used to Determine Benefit Costs
Projected benefit obligation discount rate..............................      6.5%        7.0%           7.5%
Future compensation increase rate.......................................      3.5%        4.0%           4.5%
Pension plan assets long-term rate of return............................      8.5%        9.0%           8.0%
Deferred investment gain/loss amortization corridor.....................      5.0%        5.0%          10.0%
Future health care cost increase rate, age 64 and younger...............     10.0%        5.5%           7.5%
Future health care cost increase rate, age 65 and older.................     12.0%        5.5%           7.5%

Our investment policy and strategy employs a total return approach combining equities, fixed income, real estate and other assets to maximize the long-term return of the plan assets for a prudent level of risk. Risk tolerance is determined based on consideration of plan liabilities and plan-funded status. The investment portfolio contains a diversified blend of equity, fixed income, real estate and alternative investments. The equity investments are diversified across domestic and foreign markets, across market capitalizations (large, mid and small cap), as well as growth, value and blend. Derivative instruments are not typically used for implementing asset allocation decision, and never used in conjunction with leverage. Investment performance is measured and monitored on an on-going basis through quarterly investment portfolio reviews, annual liability measurement, and periodic presentations by asset managers included in the plan.

We use a building block approach in estimating the long-term rate of return for plan assets. Historical returns are determined by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan's target asset allocation to determine the weighted-average long-term return. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. The allocation reflects proper diversification and was reviewed against other corporate pension plans for reasonability and appropriateness.

The employee pension plan asset allocation as of December 31, 2003 and 2002 follows:

                                                                                  2003             2002
                                                                             ---------------  ---------------
Asset Category
Equity securities..........................................................        63%              52%
Debt securities............................................................        28%              31%
Real estate................................................................         6%              14%
Other......................................................................         3%               3%
                                                                             ---------------  ---------------
Total......................................................................       100%             100%
                                                                             ===============  ===============

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

We use a December 31 measurement date for our pension and post-employment benefits.

In 2003, as a result of staff reduction initiatives, there was a curtailment credit for the employee pension plan and post-retirement plan in the aggregate amount of $0.8 million.

In 2002 and 2001, we offered special retirement programs under which qualified participants' benefits under the employee pension plan were enhanced by adding five years to both the participants' age and years of service. As a result of participants' acceptance of the offers, we recognized non-recurring pension and other post-retirement benefit costs of $0.6 million and $23.2 million for the years 2002 and 2001, respectively ($0.4 million and $15.1 million, respectively, after income taxes). In connection with the relocation of our annuity servicing operations in 2001, we recognized a non-recurring pension cost of $0.6 million ($0.4 million after income taxes). In 2001, we changed the corridor used to amortize deferred actuarial gains and losses and recognized a non-recurring pension benefit credit for the year 2001 of $4.4 million ($2.9 million after income taxes).

Pension plans.  We have two defined benefit pension plans covering our employees.  The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the
Internal Revenue Code. The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation.

Components of pension benefit cost for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                             2003         2002         2001
                                                                         -----------  -----------  -----------

Service cost..........................................................    $   12.4     $   14.0     $   12.1
Interest cost.........................................................        33.0         34.5         32.4
Plan assets expected return...........................................       (27.4)       (34.5)       (39.2)
Net (gain) loss amortization..........................................         6.2          1.7         (7.5)
Prior service cost amortization.......................................         1.1          2.0          2.6
Net transition asset amortization.....................................        (2.5)        (2.5)        (2.5)
                                                                         -----------  -----------  -----------
Recurring pension benefit cost (credit)...............................        22.8         15.2         (2.1)
                                                                         -----------  -----------  -----------
Special retirement programs cost......................................         3.3          0.6         16.5
Facility closing cost.................................................        --           --            0.6
Corridor gain.........................................................        --           --           (4.4)
                                                                         -----------  -----------  -----------
Non-recurring and discontinued operations cost........................         3.3          0.6         12.7
                                                                         -----------  -----------  -----------
Pension benefit cost..................................................    $   26.1     $   15.8     $   10.6
                                                                         ===========  ===========  ===========

The employee pension plan is funded with assets held in a trust. The assets within the plan include corporate and government debt securities, equity securities, real estate and venture capital partnerships. The supplemental plan is unfunded.

Changes in the plans' assets and projected benefit obligations and the accumulated benefit obligation for 2003 and 2002 follow ($ amounts in millions):

                                                              Employee Plan             Supplemental Plan
                                                         -------------------------  -------------------------
                                                            2003         2002           2003         2002
                                                         ------------ ------------  ------------ ------------
Plans' Assets
Plan assets' actual gain (loss)........................   $    66.4    $   (43.2)    $     --     $     --
Employer contributions.................................        --           --              5.1          4.2
Participant benefit payments...........................       (25.2)       (24.2)          (5.1)        (4.2)
                                                         ------------ ------------  ------------ ------------
Change in plan assets..................................        41.2        (67.4)          --           --
Plan assets, beginning of year.........................       327.7        395.1           --           --
                                                         ------------ ------------  ------------ ------------
Plans' assets, end of year.............................   $   368.9    $   327.7     $     --     $     --
                                                         ============ ============  ============ ============

Plans' Projected Benefit Obligation
Service and interest cost accrual......................   $   (37.1)   $   (36.5)    $     (8.4)  $    (12.0)
Actuarial gain (loss)..................................       (39.9)       (23.2)           7.6        (17.8)
Plan amendment gain (loss).............................        --          (11.8)          --           19.1
Curtailment gain (loss)................................         1.3         --             (2.2)        (0.6)
Participant benefit payments...........................        25.2         24.2            5.1          4.2
                                                         ------------ ------------  ------------ ------------
Change in projected benefit obligation.................       (50.5)       (47.3)           2.1         (7.1)
Projected benefit obligation, beginning of year........      (410.1)      (362.8)        (126.9)      (119.8)
                                                         ------------ ------------  ------------ ------------
Projected benefit obligation, end of year..............   $  (460.6)   $  (410.1)    $   (124.8)  $   (126.9)
                                                         ============ ============  ============ ============

Accumulated benefit obligation.........................   $   434.6    $   378.7     $     79.5   $     95.5
                                                         ============ ============  ============ ============

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

The funded status of the plans as of December 31, 2003 and 2002 follows ($ amounts in millions):

                                                                        Employee Plan      Supplemental Plan
                                                                   --------------------  ---------------------
                                                                      2003      2002        2003       2002
                                                                   --------- ----------  ---------- ----------

Excess of accrued pension benefit cost
  over amount contributed to plan................................. $  (38.3)  $  (25.7)   $  (82.0)  $  (73.6)
Excess of accumulated benefit  obligation over plan assets........    (27.4)     (25.3)      (30.9)     (37.9)
                                                                   ---------- ----------  ---------- ---------
Accrued benefit obligation in other liabilities...................    (65.7)     (51.0)     (112.9)    (111.5)
Intangible asset..................................................     11.0       14.2        --         --
Minimum pension liability adjustment in
  accumulated other comprehensive income..........................     16.4       11.1        30.9       37.9
                                                                   ---------- ----------  ---------- ---------
Funding status recognized in balance sheet........................    (38.3)     (25.7)      (82.0)     (73.6)
                                                                   ---------- ----------  ---------- ---------
Net unamortized loss..............................................    (44.8)     (47.4)      (47.6)     (54.4)
Unamortized prior service (cost) credit...........................    (11.0)     (14.2)        4.8        1.1
Net unamortized transition asset..................................      2.4        4.9        --         --
                                                                   ---------- ----------  ---------- ---------
Funding status unrecognized in balance sheet......................    (53.4)     (56.7)      (42.8)     (53.3)
                                                                   ---------- ----------  ---------- ---------
Plan assets less than projected benefit obligations, end of year.. $  (91.7)  $  (82.4)   $ (124.8)  $ (126.9)
                                                                   ========== ==========  ========== =========

We expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act, or the Act, of 2003 was
signed into law by President Bush. The Act introduces a prescription drug benefit under Medicare and, under certain circumstances, provides a non-taxable federal subsidy to be paid to sponsors of post-retirement benefit plans that provide retirees with a drug benefit. On January 12, 2004, the FASB issued FASB Staff Position No.
FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and
Modernization Act of 2003, or the FSP. The FSP permits employers that sponsor post-retirement benefit plans, or plan sponsors, that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act. Without the FSP, plan sponsors would be required under Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than
Pensions, to account for the effects of the Act as of December 31, 2003. If deferral is elected, the deferral must remain in effect until the earlier of: (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004.

We are currently evaluating the Act and its effect on post-retirement benefits provided by us to our retirees.
Accordingly, accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost reflected in our financial statements and accompanying notes do not reflect the effects of the Act on our post-retirement benefit plan as we have elected to defer accounting for the effects of the Act until the earlier of: (a) issuance of guidance by the FASB on how to account for the federal subsidy to be provided to us under the Act or (b) a remeasurement of plan obligations subsequent to January 31, 2004. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change amounts reported herein as of December 31, 2003 and for the periods then ended.

Other post-employment benefits.  The components of post-retirement health care benefit cost for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                2003             2002             2001
                                                           ---------------  ---------------  ---------------

Service cost............................................    $        1.7     $        2.0     $        1.9
Interest cost...........................................             4.8              4.9              4.5
Net gain amortization...................................            (0.1)            (2.5)            (2.7)
Prior service cost amortization.........................            (2.8)            (0.2)             0.2
                                                           ---------------  ---------------  ---------------
Recurring other post-retirement benefit cost............             3.6              4.2              3.9
Curtailments............................................            (2.0)            --               --
Special retirement program cost.........................            --               --                6.7
                                                           ---------------  ---------------  ---------------
Other post-retirement benefit cost......................    $        1.6     $        4.2     $       10.6
                                                           ===============  ===============  ===============

Our other post-retirement plans are unfunded and participant benefit payments are represented by employer contributions. Changes in the plans' projected benefit obligation for 2003 and 2002 follow ($ amounts in millions):

                                                                                2003             2002
                                                                           ---------------  ---------------

Service and interest cost accrued........................................   $       (6.5)    $       (6.9)
Actuarial gain (loss)....................................................           (5.9)           (21.3)
Plan amendments..........................................................           --               16.2
Curtailments.............................................................            0.5             --
Participant benefit payments.............................................            7.4              6.6
                                                                           ---------------  ---------------
Change in projected benefit obligation...................................           (4.5)            (5.4)
Projected benefit obligations, beginning of year.........................          (74.2)           (68.8)
                                                                           ---------------  ---------------
Projected benefit obligations, end of year...............................   $      (78.7)    $      (74.2)
                                                                           ===============  ===============

The funded status of the other post-retirement plans as of December 31, 2003 and 2002 follows ($ amounts
in millions):

                                                                                2003             2002
                                                                           ---------------  ---------------

Accrued benefit obligation included in other liabilities.................   $     (100.5)    $     (106.4)
                                                                           ---------------  ---------------
Net unamortized gain.....................................................            6.3             18.3
Unamortized prior service (costs) credits................................           15.5             13.9
                                                                           ---------------  ---------------
Funding status unrecognized in balance sheet.............................           21.8             32.2
                                                                           ---------------  ---------------
Plan assets less than projected benefit obligations, end of year.........   $      (78.7)    $      (74.2)
                                                                           ===============  ===============

The health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation by $0.8 million and the annual service and interest cost by $0.1 million.
Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $0.8 million and the annual service and interest cost by $0.1 million.

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

Management restructuring expense and employment agreements

We have entered into agreements with certain key executives of the Company that will, in certain circumstances, provide separation benefits upon the termination of the executive's employment by the company for reasons other than death, disability, cause or retirement, or by the executive for "good reason," as defined in the agreements. For most of these executives, the agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements.

We recorded a non-recurring expense of $11.4 million ($7.2 million after income taxes) and $43.4 million ($28.5 million after income taxes) in 2003 and 2002, respectively, primarily in connection with organizational and employment-related costs. Of these amounts, $6.2 million ($4.0 million after income taxes) and $12.9 million
($8.4 million after income taxes) related to our Asset Management segment for 2003 and 2002, respectively.

12. Other Comprehensive Income

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

Sources of other comprehensive income for 2003, 2002 and 2001 follow ($ amounts in millions):

                                                                             2002                2001
                                                     2003                  Restated            Restated
                                            --------------------- ---------------------- ----------------------
                                              Gross       Net       Gross         Net       Gross        Net
                                            ---------- ---------- ----------- ---------- ---------- -----------

Unrealized gains (losses) on  investments..  $  129.8   $  158.3    $  603.4   $  104.6   $  152.5    $   34.2

Net realized investment losses on
  available-for-sale securities
  included in net income...................    (111.9)     (72.7)      (50.5)     (32.8)     (17.0)      (12.9)
                                            ---------- ---------- ----------- ---------- ---------- -----------
Net unrealized investment gains............      17.9       85.6       552.9       71.8      135.5        21.3

Minimum pension liability adjustment.......       1.7        1.1       (26.8)     (17.4)     (12.8)       (8.3)
Net unrealized foreign currency
  translation adjustment ..................      11.9        8.2         7.1        1.2       (2.6)       (1.7)
Net unrealized derivative instruments
  gains (losses)...........................      41.6       40.3      (128.0)    (129.9)     (23.1)      (25.8)
                                            ---------- ---------- ----------- ---------- ---------- -----------
Other comprehensive income (loss)..........      73.1   $  135.2       405.2   $  (74.3)      97.0    $  (14.5)
                                            ---------- ========== ----------- ========== ---------- ===========
Applicable policyholder
  dividend obligation......................     (45.5)                 369.4                 108.8
Applicable deferred policy acquisition
  cost amortization........................     (12.4)                  95.9                 (28.5)
Applicable deferred income taxes (benefit)       (4.2)                  14.2                  31.2
                                            -----------            ----------            ----------
Offsets to other comprehensive income......     (62.1)                 479.5                 111.5
                                            -----------            ----------            ----------
Other comprehensive income (loss)..........  $  135.2               $  (74.3)             $  (14.5)
                                            ===========            ==========            ==========

Components of accumulated other comprehensive income as of December 31, 2003 and 2002 follows ($ amounts
in millions):

                                                                                              2002
                                                                    2003                    Restated
                                                          -------------------------- -------------------------
                                                             Gross         Net         Gross         Net
                                                          ------------ ------------- ----------- -------------

Unrealized gains on investments.........................   $    793.4   $    207.3   $    775.5   $    122.0
Minimum pension liability adjustment (Note 11)..........        (47.3)       (30.7)       (49.0)       (31.8)
Unrealized foreign currency translation adjustment......         10.3          4.1         (1.6)        (4.4)
Unrealized losses on derivative instruments.............       (111.1)      (117.0)      (152.7)      (157.3)
                                                          ------------ ------------- ----------- -------------
Accumulated other comprehensive income..................        645.3   $     63.7        572.2   $    (71.5)
                                                          ------------ ============= ----------- =============
Applicable policyholder dividend obligation.............        432.7                     478.2
Applicable deferred policy acquisition costs............         94.1                     106.5
Applicable deferred income taxes........................         54.8                      59.0
                                                          -------------             -------------
Offsets to accumulated other comprehensive income.......        581.6                     643.7
                                                          -------------             -------------
Accumulated other comprehensive income..................   $     63.7                $    (71.5)
                                                          =============             =============

13. Earnings Per Share

We calculate earnings per share, EPS, on two bases: basic and diluted.  We calculate basic EPS by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. We calculate diluted EPS similarly except that, if applicable, we adjust earnings to reflect earnings had the dilutive potential common shares been issued during the period, and we increase the weighted-average number of shares to include the issuance of the dilutive potential common shares.

The following table presents the shares used in the calculation of basic and diluted earnings per share for the years 2003, 2002, and 2001 (shares in thousands):

                                                                            2003         2002         2001
                                                                         -----------  -----------  -----------

Weighted-average common shares outstanding............................      94,218       97,854      104,578
                                                                         -----------  -----------  -----------
Weighted-average effect of dilutive potential common shares:
    Restricted stock units (1,437 and 573)............................       1,236          143           --
    Employee stock options assumed issued (476).......................          12           --           --
    Equity units assumed issued (17,424)..............................       1,096           --           --
                                                                         -----------  -----------  -----------
Potential common shares...............................................       2,344          143           --
Less:  Potential common shares excluded from calculation
  due to operating losses.............................................       2,344          143           --
                                                                         -----------  -----------  -----------
Dilutive potential common shares......................................          --           --           --
                                                                         -----------  -----------  -----------
Weighted-average common shares outstanding, including
  dilutive potential common shares....................................      94,218       97,854      104,578
                                                                         ===========  ===========  ===========

Employee stock options and equity units excluded from calculation due to anti-dilutive exercise prices (i.e., in excess of average common share market prices)
    Stock options.....................................................       4,187        4,410           --
    Equity units......................................................          --       17,424           --

The 2001 weighted-average shares outstanding is pro forma and is based on the weighted-average shares outstanding for the period from the initial public offering to December 31, 2001.

There are no adjustments to net income (loss) for the years 2003, 2002 and 2001 for purposes of calculating earnings per share.

14. Discontinued Operations

During the fourth quarter of 2003, we entered into a purchase and sale agreement to sell 100% of common stock held by us in Phoenix National Trust Company. This sale is expected to close in the first quarter of 2004. The financial statement effect of this transaction is immaterial to our consolidated financial statements. The net after-tax loss included in discontinued operations for the years ended 2003, 2002 and 2001 was $2.1 million,
$1.3 million and $2.5 million, respectively.

During 1999, we discontinued the operations of three of our business segments which in prior years had been reflected as reportable business segments: reinsurance operations, group life and health operations and real estate management operations. We sold several operations, had a signed agreement to sell one of the operations and we implemented plans to withdraw from the remaining businesses.

Total reserves related to our discontinued reinsurance operations, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $185.0 million and $155.0 million as of December 31, 2003 and 2002, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $165.0 million and $65.0 million as of December 31, 2003 and 2002, respectively. We did not recognize any gains or losses during the years 2003, 2002 and 2001. See Note 17 for additional information on the discontinued reinsurance business.

We have excluded assets and liabilities of the discontinued operations from the assets and liabilities of continuing operations and on a net basis included them in other general account assets on our balance sheet.

15. Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.

As of January 1, 2001 the New York Insurance Department adopted the National Association of Insurance
Commissioners, or the NAIC, Codification of Statutory Accounting Principles guidance, with the exception for accounting for deferred income taxes. Codification guidance replaced the accounting practices and procedures manual as the NAIC's primary guidance on statutory accounting; it also provides guidance for areas where statutory accounting has been silent and changed current statutory accounting in other areas. The effect of adoption decreased the statutory surplus of our insurance subsidiaries by $66.4 million, primarily as a result of non-admitting certain assets and recording increased investment reserves. As of December 31, 2002, the New
York Insurance Department adopted the NAIC codification guidance for accounting for deferred income taxes.

As of December 31, 2003, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

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

Statutory financial data for Phoenix Life as of December 31, 2003, 2002 and 2001 and for the years 2003, 2002 and 2001 are as follows ($ amounts in millions):

                                                                              2003        2002         2001
                                                                           ----------  ----------   ----------

Statutory capital, surplus, surplus notes and asset valuation reserve...   $   961.5   $ 1,008.0    $ 1,371.3
Statutory gain from operations..........................................   $    69.7   $    44.5    $   119.9
Statutory net income (loss).............................................   $    21.5   $     7.5    $   (13.4)

New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York insurance law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. Phoenix Life and each of its insurance subsidiaries' RBC was in excess of 300% of
Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2003 and 2002.

Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval from the New York Insurance Department in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $44.5 million in 2003 and is able to pay $69.7 million in dividends in 2004 without prior approval from the New York Insurance Department. Any additional dividend payments, in excess of $69.7 million in 2004, would be subject to the discretion of the New York Superintendent of Insurance.

16. Premises and Equipment

Premises and equipment, consisting primarily of office buildings occupied by us, are stated at cost less accumulated depreciation and amortization. We depreciate buildings on the straight-line method over 10 to 45 years and equipment primarily on a modified accelerated method over 3 to 10 years. We amortize leasehold improvements over the terms of the related leases.

Premises and equipment are included in other general account assets in our balance sheet. Cost and carrying value as of December 31, 2003 and 2002 follow ($ amounts in millions):

                                                                     2003                       2002
                                                           -------------------------  ------------------------
                                                                           Carrying                  Carrying
                                                              Cost           Value         Cost        Value
                                                           -----------   -----------  -----------  -----------

Real estate.............................................    $  148.8      $   63.5     $  155.5     $   72.1
Equipment...............................................       188.3          31.8        171.7         30.6
Leasehold improvements..................................        10.5           6.8         10.5          7.3
                                                           -----------   -----------  -----------
                                                                                                   -----------
Premises and equipment cost and carrying value..........       347.6      $  102.1        337.7     $  110.0
                                                                         ===========               ===========
Accumulated depreciation and amortization...............      (245.5)                    (227.7)
                                                           -----------                -----------
Premises and equipment..................................    $  102.1                   $  110.0
                                                           ===========                ===========

Depreciation and amortization expense for premises and equipment for 2003, 2002 and 2001 totaled $19.3 million,
$21.4 million and $20.7 million, respectively.

In February 2004, we announced the execution of an agreement to sell our Enfield, Connecticut office facility, which sale is expected to close in the second quarter of 2004.

Rental expenses for operating leases for continuing operations, principally with respect to buildings, amounted to $11.4 million, $12.1 million and $13.4 million in 2003, 2002 and 2001, respectively. Future minimum rental payments under non-cancelable operating leases for continuing operations were $41.5 million as of December 31,
2003, payable as follows: 2004, $11.4 million; 2005, $9.1 million; 2006, $7.6 million; 2007, $6.0 million;
2008, $4.2 million; and $3.2 million thereafter.

17. Contingent Liabilities

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts. We also purchased finite aggregate excess-of-loss reinsurance, or finite reinsurance, to further protect us from unfavorable results from this discontinued business.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are a net present value amount that is based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $185.0 million and $155.0 million as of December 31, 2003 and 2002 respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $165.0 million and $65.0 million as of December 31, 2003 and 2002, respectively. We did not recognize any gains or losses during the years 2003, 2002 and 2001.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes. In addition, unfavorable claims experience is possible and could result in additional future losses. Given the uncertainty associated with litigation and other dispute resolution proceedings, as described below, our estimated amount of the loss on disposal of reinsurance discontinued operations may differ from actual results.
However, it is our opinion, based on current information and after consideration of the provisions made in these financial statements, as described above, that future developments will not have a material effect on our financial position.

Unicover Managers, Inc.

A significant portion of the claims arising from our discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc., or Unicover. Unicover organized and managed a group, or pool, of insurance companies, or Unicover pool, and two other facilities, or Unicover facilities, which reinsured the life and health insurance components of workers' compensation insurance policies issued by various property and casualty insurance companies. We were a member of the Unicover pool but terminated our participation in the pool effective March 1, 1999.

We are involved in disputes relating to the activities of Unicover. Under Unicover's underwriting authority, the Unicover pool and Unicover facilities wrote a dollar amount of reinsurance coverage that was many times greater than originally estimated. As a member of the Unicover pool, we were involved in several proceedings in which the pool members asserted that they could deny coverage to certain insurers that claimed that they purchased reinsurance coverage from the pool. Those matters were settled. Also, the pool members are currently involved

in proceedings arising from business ceded to the London market. Those proceedings are in the preliminary stages.

Further, we were, along with Sun Life Assurance of Canada ("Sun Life") and Cologne Life Reinsurance Company
("Cologne Life"), a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, we joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, we and Sun
Life sought to cancel our retrocession agreements on the grounds that material misstatements and nondisclosures were made to us about, among other things, the amount of risks we would be reinsuring. The arbitration proceeded only with respect to the Unicover pool because we, Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000. In October 2002, the arbitration panel issued its decision that the agreement by which we provided retrocessional reinsurance to the pool was valid only to the extent of business bound or renewed to that agreement on or before August 31, 1998. This decision had the effect of granting us a substantial discount on our potential liabilities, because most of the business was bound or renewed to the agreement after August 31, 1998. In a clarification dated January 4, 2003, the arbitration panel confirmed its decision. A significant portion of our remaining potential liabilities as a retrocessionaire of the pool may be recovered from our retrocessionaires.

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

The amounts paid and the results achieved in the above settlements and arbitration decision are reflected in our consolidated financial statements. As the amounts previously reserved for these matters were sufficient, we established no additional reserves with respect to these settlements and arbitration decision.

Related Proceedings

In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. Currently, we are involved in separate arbitration proceedings with three of our own retrocessionaires, which are seeking on various grounds to avoid paying any amounts to us or have reserved rights. Because the same retrocession program that covers our Unicover business covers a significant portion of our other remaining group accident and health reinsurance business, we could have additional material losses if one or more of our retrocessionaires successfully avoids its obligations.

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
The other two

disputes will not have a material effect on our reinsurance recoverable balances. As of December 31, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $57.0 million, subject to further development.

The dispute with another retrocessionaire, which sought to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, was the subject of an arbitration in November, 2003. In December 2003, the arbitration panel issued its interim decision which is confidential. The financial implications of the interim decision are consistent with our current financial provisions. As of December 31, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $7.0 million, subject to further development.

The dispute with the third retrocessionaire is the subject of arbitration proceedings that we initiated in
December 2003. The purpose of the arbitration proceedings is to confirm the validity and enforce the terms of the retrocessional contracts. We had previously entered into a standstill agreement with this retrocessionaire under which both parties had agreed not to commence any proceedings against the other without providing written notice within a specified period. The purpose of the agreement was to allow the parties to investigate the existence and extent of their contractual obligations to each other. As of December 31, 2003, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $86.0 million, subject to further development.

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

18. Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information as of December 31, 2003 and 2002 and for the years 2003, 2002 and the period from inception (June 25, 2001) through December 31, 2001 follows ($ amounts in millions):

                                                                                                 2002
                                                                                2003           Restated
                                                                           ---------------  ---------------
Parent Company Financial Position
Investment in Phoenix Life...............................................   $    1,637.6     $    1,511.7
Investment in Phoenix Investment Partners................................          231.0            239.5
Investments in other subsidiaries........................................          123.5            107.2
Loans to Phoenix Investment Partners.....................................          377.0            385.0
Advances to subsidiaries.................................................          230.8            217.0
Hilb, Rogal and Hamilton common stock, at fair value (Note 5)............          116.2            148.2
Cash and cash equivalents................................................           22.8             30.4
Intangible assets (Note 11)..............................................           11.0             14.2
Other assets.............................................................          106.6             78.0
                                                                           ---------------  ---------------
Total assets.............................................................   $    2,856.5     $    2,731.2
                                                                           ===============  ===============

Stock purchase contracts (Note 6)........................................   $      128.8     $      137.6
Indebtedness (Note 6)....................................................          464.0            469.3
Accrued pension and post-employment benefits (Note 11)...................          281.1            270.9
Other liabilities........................................................           34.8             26.6
                                                                           ---------------  ---------------
Total liabilities........................................................          908.7            904.4
Total stockholders' equity...............................................        1,947.8          1,826.8
                                                                           ---------------  ---------------
Total liabilities and stockholders' equity...............................   $    2,856.5     $    2,731.2
                                                                           ===============  ===============

                                                                                    2002          2001
                                                                      2003        Restated      Restated
                                                                   -----------  -----------   -----------
 Parent Company Results of Operations
 Dividends received from subsidiary, Phoenix Life...............    $  44.5      $ 113.8          $ 132.3
 Investment income, principally from subsidiary,
   Phoenix Investment Partners..................................       23.0         15.2              1.8
 Net realized investment gains..................................       (0.1)         1.7             --
                                                                  -----------  -----------     -----------
 Total revenues.................................................       67.4        130.7            134.1
                                                                  -----------  -----------     -----------
 Interest expense...............................................       26.9         15.8              0.3
 Demutualization expense........................................       --            1.8             42.6
 Other operating expenses.......................................       18.8          7.2              2.0
                                                                  -----------  -----------     -----------
 Total expenses.................................................       45.7         24.8             44.9
                                                                  -----------  -----------     -----------
 Income before income taxes and equity in undistributed
   losses of subsidiaries.......................................       21.7        105.9             89.2
 Income tax benefit.............................................       (8.5)        (2.2)            (8.0)
                                                                  -----------  -----------     -----------
 Income before equity in undistributed earnings of subsidiaries.       30.2        108.1             97.2
 Equity in undistributed losses of subsidiaries.................      (36.4)      (380.4)          (138.4)
                                                                  -----------  -----------     -----------
 Net loss.......................................................    $  (6.2)     $(272.3)        $  (41.2)
                                                                  ===========  ===========     ===========

                                                     F-59

                                                                                        2002         2001
                                                                            2003      Restated     Restated
                                                                        -----------  -----------  -----------
Parent Company Cash Flows
Cash dividends received from subsidiary...............................   $   44.5     $   67.0     $  132.3
Investment income received............................................        9.7         11.7          0.1
Interest, income taxes and other expenses paid, net...................      (21.0)       (17.4)       (42.1)
                                                                        -----------  -----------  -----------
Cash from operating activities........................................       33.2         61.3         90.3
                                                                        -----------  -----------  -----------
Advances to subsidiaries and capital contributed to subsidiaries......       (7.8)      (287.4)      (240.6)
Purchase of subsidiaries..............................................      (17.9)        --         (659.8)
Equity security purchases.............................................       --         (157.4)        --
Debt and equity security sales........................................       --           72.8         --
                                                                        -----------  -----------  -----------
Cash for investing activities.........................................      (25.7)      (372.0)      (900.4)
                                                                        -----------  -----------  -----------
Stock purchase contract and indebtedness proceeds.....................       --          283.0        290.1
Common stock issuance.................................................       --           --          831.0
Common stock repurchase...............................................       --         (131.1)       (64.6)
Common stock dividend paid............................................      (15.1)       (15.8)        --
Payments to subsidiary to reimburse policyholder
  credits and payments in lieu of stock...............................       --           --          (41.4)
                                                                        -----------  -----------  -----------
Cash (for) from financing activities..................................      (15.1)       136.1      1,015.1
                                                                        -----------  -----------  -----------
Change in cash and cash equivalents...................................       (7.6)      (174.6)       205.0
Cash and cash equivalents, beginning of year..........................       30.4        205.0         --
                                                                        -----------  -----------  -----------
Cash and cash equivalents, end of year................................   $   22.8     $   30.4     $  205.0
                                                                        ===========  ===========  ===========

19. Additional Operating Cash Flow Information

Operating activities are presented in the Consolidated Statement of Cash Flows on a direct basis.  The indirect basis reconciles net income (loss) to cash from (for) operating activities.  This reconciliation follows ($ amounts in millions):

                                                                                         2002         2001
                                                                            2003       Restated     Restated
                                                                        -----------  -----------  -----------

 OPERATING ACTIVITIES
 Loss from continuing operations.......................................  $   (4.1)    $ (140.7)    $ (147.3)
 Net realized investment losses........................................     100.5        133.9         84.9
 Amortization and depreciation.........................................      52.5        122.4         70.2
 Investment loss.......................................................      78.5         67.2         97.4
 Securitized financial instruments and derivatives.....................      --           --           16.6
 Deferred income tax benefit...........................................     (11.9)       (42.4)       (39.3)
 Increase in receivables...............................................      (7.7)        (8.3)        (5.3)
 Deferred policy acquisition costs increase............................    (111.4)      (206.4)       (76.2)
 Decrease in policy liabilities and accruals...........................     454.1        473.4        322.1
 Other assets and other liabilities net change.........................    (157.4)       (83.0)       (71.9)
                                                                        -----------  -----------  -----------
 Cash from continuing operations.......................................     393.1        316.1        251.2
 Discontinued operations, net..........................................     (36.5)       (59.1)       (76.8)
                                                                        -----------  -----------  -----------
 Cash from operating activities........................................  $  356.6     $  257.0     $  174.4
                                                                        ===========  ===========  ===========

20. Supplemental Unaudited Financial Information

We have restated certain 2002 and 2001 amounts on our Consolidated Statement of Income and Comprehensive Income
and our Consolidated Balance Sheet with respect to our method of consolidation for several of our sponsored collateralized obligation trusts which we further describe in Note 8. Summarized selected, revised and originally reported quarterly financial data for 2003 and 2002 follows ($ amounts in millions, except per share amounts):

                                                         For the Quarter Ended
                             -------------------------------------------------------------------------------
                                                                  2003
                             -------------------------------------------------------------------------------
                             Mar 31,   Mar 31,   June 30,  June 30,  Sept 30,  Sept 30,  Dec 31,    Dec 31,
                                As        As        As        As        As        As        As        As
                             Restated  Reported  Restated  Reported  Restated  Reported  Restated  Reported
                             --------- --------- --------- --------- --------- --------- --------- ---------

Revenues.................... $ 655.4   $  643.1  $  554.6  $  541.2  $  693.7  $  681.8  $  710.7  $  698.5

Income (loss) from
  continuing operations..... $   1.7   $    3.5  $  (49.2) $  (49.1) $   13.6  $   14.4  $   29.8  $   29.5

Income (loss) before
  cumulative effect of
  accounting changes........ $   1.3   $    3.1  $  (49.6) $  (49.5) $   13.2  $   14.0  $   28.9  $   28.6

Net income (loss)........... $   1.3   $    3.1  $  (49.6) $  (49.5) $   13.2  $   14.0  $   28.9  $   (3.0)

Earnings (loss) per share:
  Basic..................... $  0.01   $   0.03   $ (0.53)    (0.53) $   0.14  $   0.15  $   0.31  $  (0.03)
  Diluted................... $  0.01   $   0.03   $ (0.53)    (0.53) $   0.13  $   0.14  $   0.29  $  (0.03)

                                                         For the Quarter Ended
                             -------------------------------------------------------------------------------
                                                                  2002
                             -------------------------------------------------------------------------------
                             Mar 31,   Mar 31,   June 30,  June 30,  Sept 30,  Sept 30,   Dec 31,   Dec 31,
                                As        As        As        As        As        As        As        As
                             Restated  Reported  Restated  Reported  Restated  Reported  Restated  Reported
                             --------- --------- --------- --------- --------- --------- --------- ---------

Revenues.................... $  599.6  $  593.6  $  596.8  $  592.1  $  661.5  $  654.5  $  598.4  $  611.4

Income (loss) from
  continuing operations..... $   26.3  $   29.2  $  (40.7) $  (36.8) $  (92.6) $  (92.6) $  (33.7) $  (14.2)

Income (loss) before
  cumulative effect of
  accounting changes........ $   26.0  $   28.9  $  (41.1) $  (37.2) $  (93.0) $  (93.0) $  (33.9) $  (14.4)

Net income (loss)........... $ (104.3) $ (101.4) $  (41.1) $  (37.2) $  (93.0) $  (93.0) $  (33.9) $  (14.4)

Earnings (loss) per share:
  Basic..................... $  (1.03) $  (1.00) $  (0.41) $  (0.37) $  (0.96) $  (0.96) $  (0.36) $  (0.15)
  Diluted................... $  (1.03) $  (1.00) $  (0.41) $  (0.37) $  (0.96) $  (0.96) $  (0.36) $  (0.15)

                                      THIS PAGE INTENTIONALLY LEFT BLANK

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

         3.2     Form of By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit
                 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
                 333-73896), filed on November 21, 2001, as amended)

         4.1     Indenture dated as of December 27, 2001, between The Phoenix Companies, Inc. and SunTrust
                 Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies,
                 Inc. annual report on Form 10-K filed March 27, 2001

         4.2     Specimen of global bond dated as of December 27, 2001, issued by The Phoenix Companies, Inc.
                 (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2001

         4.3     Fiscal Agency Agreement dated as of November 25, 1996, between Phoenix Home Life Mutual
                 Insurance Company, as Issuer and The Bank of New York as Fiscal Agent (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-1
                 (Registration No. 333-55268), filed on February 9, 2001, as amended)

         4.4     Global Note dated as of November 25, 1996, between Phoenix Home Life Mutual Insurance Company,
                 Bear, Stearns & Co, Inc., Chase Securities Inc., Merrill Lynch & Co. and The Bank of New York
                 (incorporated herein by reference to Exhibit 10.25 to The Phoenix Companies, Inc. Registration
                 Statement on Form S-1 (Registration No. 333-55268), filed on February 9, 2001, as amended)

         4.5     Underwriting Agreement General Terms and Conditions dated December 16, 2002, including the
                 Pricing Agreement, dated December 16, 2002 (Equity Units of the Company (incorporated herein by reference to Exhibit 1.1 to The Phoenix Companies, Inc. current report on Form 8-K dated
                 December 16, 2002)

         4.6     Subordinated Indenture dated as of December 20, 2002 between the Company and SunTrust Bank as
                 Trustee (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc.
                 current report on Form 8-K dated December 16, 2002)

         4.7     Supplemental Indenture No. 1 dated as of December 20, 2002, to the Subordinated Indenture incorporated by reference as Exhibit 4.6 hereto, between the Company and SunTrust Bank as
                 Trustee (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc.
                 current report on Form 8-K dated December 16, 2002)

         4.8     Purchase Contract Agreement dated as of December 20, 2002, between the Company and SunTrust
                 Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to The
                 Phoenix Companies, Inc. current report on Form 8-K dated December 16, 2002)

         4.9     Pledge Agreement dated as of December 20, 2002, between the Company and SunTrust Bank as
                 Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent
                 (incorporated herein by reference to Exhibit 4.4 to The Phoenix Companies, Inc. current report on Form 8-K dated December 16, 2002)

         4.10    Remarketing Agreement dated December 20, 2002, by and among the Company, Morgan Stanley & Co.
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

       10.14     The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003 (incorporated herein by reference to Exhibit 10.14 to
                 The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.15     Phoenix Investment Partners 2001 Phantom Option Plan (incorporated herein by reference to
                 Exhibit 10.15 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.16     Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to
                 Exhibit 10.16 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.17     Phoenix Investment Partners, Ltd 2002 Management Incentive Plan - Corporate (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.18     Phoenix Investment Partners, Ltd 2002 - Associate Incentive Plan (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. annual report in Form 10-K filed
                 March 21, 2003)

       10.19     Phoenix Investment Partners, Ltd 2002 Investment Incentive Plan - DPIM Fixed Income
                 (incorporated herein by reference to Exhibit 10.19 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.20     The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term
                 Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc.
                 2003 Proxy Statement, filed on March 21, 2003)

       10.21     Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to
                 Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration
                 No. 333 73896), filed on November 21, 2001, as amended)

       10.22     Binder of Reinsurance dated as of September 30, 1999, between Phoenix Home Life Mutual
                 Insurance Company, American Phoenix Life & Reassurance Company and European Reinsurance
                 Company of Zurich (Bermuda Branch)(+) (incorporated herein by reference to Exhibit 10.36 to
                 The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),
                 filed on February 9, 2001, as amended)

       10.23     Amendment No. 1 dated as of February 1, 2000, to the Binder of Reinsurance, dated as of
                 September 30, 1999, between Phoenix Home Life Mutual Insurance Company, American Phoenix Life
                 & Reassurance Company and European Reinsurance Company of Zurich (Bermuda Branch)( +)
                 (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Registration
                 Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

       10.24     Stock Purchase Agreement dated as of June 23, 1999, between Banco Suquia S.A. and PM Holdings,
                 Inc. (incorporated herein by reference to Exhibit 10.41 to The Phoenix Companies, Inc.
                 Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

       10.25     Acquisition Agreement dated as November 10, 1999, between Selling Management Shareholders,
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
                 (Registration No. 333-55268), filed on February 9, 2001, as amended)

       10.26     Stock Purchase Agreement dated as of November 12, 1999, by and between TCW/EMCO Holding LLC and PM Holdings, Inc. (incorporated herein by reference to Exhibit 10.44 to The Phoenix
                 Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed on
                 February 9, 2001, as amended)

       10.27     Subordination Agreement dated as of June 11, 2001 between Phoenix Home Life Mutual Insurance
                 Company and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit
                 10.64 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
                 333-55268), filed on February 9, 2001, as amended)

       10.28     Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm
                 Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix
                 Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed on
                 February 9, 2001, as amended)

       10.29     Shareholder's Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and
                 State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The
                 Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)

       10.30     Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick
                 Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners,
                 Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc.
                 Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)

       10.31     Subordination Agreement dated as of December 27, 2001 between The Phoenix Companies, Inc. and
                 Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to The
                 Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2001)

       10.32     Subordination Agreement dated as of January 29, 2002 between The Phoenix Companies, Inc. and
                 Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.65 to The
                 Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2001)

       10.33     Credit Agreement dated as of December 22, 2003 between The Phoenix Companies, Inc., Phoenix
                 Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions *

       10.34     Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies,
                 Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix
                 Companies, Inc. current report on Form 8-K dated January 1, 2003)

       10.35     Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc.
                 and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies,
                 Inc. current report on Form 8-K dated January 1, 2003)

       10.36     Restructured Stock Units Agreement dated as of January 25, 2003, between The Phoenix
                 Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The
                 Phoenix companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.37     Retirement and Transition Agreement dated September 27, 2002, between Robert W. Fiondella and
                 The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 99.2 to The Phoenix
                 Companies, Inc. current report on Form 8-K dated September 30, 2002)

       10.38     Amendment dated February 10, 2003 to Retirement and Transition Agreement between The Phoenix
                 Companies, Inc. and Robert W. Fiondella (incorporated herein by reference to Exhibit 10.49 to
                 The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.39     Change in Control Agreement dated as of November 6, 2000, between Phoenix Home Life Mutual
                 Insurance Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.50 to
                 The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.40     Severance Agreement dated December 20, 2000, between Phoenix Home Life Mutual Insurance
                 Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.51 to The
                 Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.41     Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
                 and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.52 to The Phoenix
                 Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.42     2002 Incentive Plan for Michael J. Gilotti (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.43     Change in Control Agreement dated as of February 1, 2001, between Phoenix Investment Partners,
                 Ltd. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.54 to The Phoenix
                 Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.44     Severance Agreement dated as of February 1, 2001, between Phoenix Investment Partners, Ltd.
                 and Michael E. Haylon (incorporated herein by reference to Exhibit 10.55 to The Phoenix
                 Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.45     Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
                 and Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix
                 Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.46     Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci
                 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.47     Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and
                 Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies,
                 Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.48     Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc.
                 and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix
                 Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.49     Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
                 and Coleman D. Ross *

       10.50     Offer Letter dated February 9, 2004, by The Phoenix Companies, Inc. to Philip K. Polkinghorn *

          12     Ratio of Earnings to Fixed Charges*

          21     Subsidiaries of the Registrant *

          23     Consent of PricewaterhouseCoopers LLP*

        31.1     Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 *

        31.2     Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 *

          32     Certification by Dona D. Young, Chief Executive Officer and Michael E. Haylon, Chief Financial
                 Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

--------------------------

           *     Filed herewith

         (+)     Portions subject to confidential treatment request

Phoenix will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to Phoenix's reasonable expenses in furnishing such exhibit.

                                      THIS PAGE INTENTIONALLY LEFT BLANK

                                      THIS PAGE INTENTIONALLY LEFT BLANK

                                      THIS PAGE INTENTIONALLY LEFT BLANK