Form 10-Q
period 2004-03-31
PHOENIX COMPANIES INC/DE
filed 2004-05-10
CIK 1129633

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
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
                                               (860) 403-5000
                              ----------------------------------------------------
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

Yes X.  No__.

On April 30 2004, the registrant had 94,600,151 shares of common stock outstanding.

===============================================================================================================

                                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                                         Page

Item 1.      Consolidated Financial Statements:
               Consolidated Balance Sheet at March 31, 2004 (unaudited) and December 31, 2003............... 3
               Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2004 and 2003 (unaudited).................................................. 4
               Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)....................................................................... 5
               Consolidated Statement of Changes in Stockholders' Equity for the three months ended
                 March 31, 2004 and 2003 (unaudited)........................................................ 6
               Notes to Consolidated Financial Statements for the three months ended March 31, 2004

PART II.     OTHER INFORMATION

                                                    PART I.
                                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          THE PHOENIX COMPANIES, INC.
                                          Consolidated Balance Sheet
                                 ($ amounts in millions, except per share data)
                                March 31, 2004 (unaudited) and December 31, 2003

                                                                                   2004             2003
                                                                              ---------------  ---------------
ASSETS:
Available-for-sale debt securities, at fair value............................. $   13,631.0     $   13,273.0
Available-for-sale equity securities, at fair value...........................        338.9            312.0
Mortgage loans, at unpaid principal balances..................................        271.5            284.1
Venture capital partnerships, at equity in net assets.........................        249.5            234.9
Affiliate equity securities, at equity in net assets..........................         49.3             47.5
Policy loans, at unpaid principal balances....................................      2,239.4          2,227.8
Other investments.............................................................        414.3            402.0
                                                                              ---------------  ---------------
                                                                                   17,193.9         16,781.3
Available-for-sale debt and equity securities pledged as collateral,
  at fair value.                                                                    1,389.2          1,350.0
                                                                              ---------------  ---------------
Total investments.............................................................     18,583.1         18,131.3
Cash and cash equivalents.....................................................        321.7            447.9
Accrued investment income.....................................................        232.3            222.3
Receivables...................................................................        167.3            224.9
Deferred policy acquisition costs.............................................      1,358.5          1,367.7
Deferred income taxes.........................................................         24.8             58.7
Intangible assets with definite lives.........................................        255.3            261.8
Goodwill and other indefinite-lived intangible assets.........................        491.1            493.2
Other assets..................................................................        261.1            268.2
Separate account assets.......................................................      6,461.6          6,083.2
                                                                              ---------------  ---------------
Total assets.................................................................. $   28,156.8     $   27,559.2
                                                                              ===============  ===============
LIABILITIES:
Policy liabilities and accruals............................................... $   13,335.3     $   13,088.6
Policyholder deposit funds....................................................      3,556.4          3,642.7
Stock purchase contracts......................................................        145.1            128.8
Indebtedness..................................................................        666.8            639.0
Other general account liabilities.............................................        519.0            525.7
Non-recourse collateralized obligations.......................................      1,445.0          1,472.0
Separate account liabilities..................................................      6,461.6          6,083.2
                                                                              ---------------  ---------------
Total liabilities.............................................................     26,129.2         25,580.0
                                                                              ---------------  ---------------
MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries..................         30.4             31.4
                                                                              ---------------  ---------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value 106,376,363 and 106,376,363 shares issued........          1.0              1.0
Additional paid-in capital....................................................      2,428.9          2,428.8
Deferred compensation on restricted stock units...............................         (3.2)            (3.6)
Accumulated deficit...........................................................       (336.1)          (352.7)
Accumulated other comprehensive income........................................         93.8             63.7
Treasury stock, at cost: 11,796,366 and 11,930,647  shares....................       (187.2)          (189.4)
                                                                              ---------------  ---------------
Total stockholders' equity....................................................      1,997.2          1,947.8
                                                                              ---------------  ---------------
Total liabilities, minority interest and stockholders' equity................. $   28,156.8     $   27,559.2
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
                             Three Months Ended March 31, 2004 and 2003 (unaudited)

                                                                                                    2003
                                                                                   2004           Restated
                                                                              ---------------  ---------------
REVENUES:
Premiums...................................................................... $      232.7     $      246.1
Insurance and investment product fees.........................................        160.4            136.1
Investment income, net of expenses............................................        278.2            291.1
Net realized investment gains (losses)........................................          2.5            (14.1)
                                                                              ---------------  ---------------
Total revenues................................................................        673.8            659.2
                                                                              ---------------  ---------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends.............................        345.6            350.8
Policyholder dividends........................................................        105.9            116.5
Policy acquisition cost amortization..........................................         22.6             28.0
Intangible asset amortization.................................................          8.3              8.4
Interest expense on indebtedness..............................................          9.8              9.8
Interest expense on non-recourse collateralized obligations...................          8.9             13.3
Other operating expenses......................................................        145.4            130.3
                                                                              ---------------  ---------------
Total benefits and expenses...................................................        646.5            657.1
                                                                              ---------------  ---------------
Income from continuing operations before income taxes and minority interest...         27.3              2.1
Applicable income tax (benefit)...............................................          7.3             (2.4)
                                                                              ---------------  ---------------
Income from continuing operations before minority interest....................         20.0              4.5
Minority interest in net income of consolidated subsidiaries..................         (3.7)            (2.8)
                                                                              ---------------  ---------------
Income from continuing operations.............................................         16.3              1.7
Income (loss) from discontinued operations....................................          0.3             (0.4)
                                                                              ---------------  ---------------
Net income.................................................................... $       16.6     $        1.3
                                                                              ===============  ===============

EARNINGS PER SHARE:
Income from continuing operations - basic..................................... $       0.17     $       0.02
Income from continuing operations - diluted................................... $       0.16     $       0.02
                                                                              ===============  ===============
Net income - basic............................................................ $       0.18     $       0.01
Net income - diluted.......................................................... $       0.16     $       0.01
                                                                              ===============  ===============
Basic weighted-average common shares outstanding (in thousands)...............       94,512           94,046
Diluted weighted-average common shares outstanding (in thousands).............      102,008           95,014
                                                                              ===============  ===============

COMPREHENSIVE INCOME:
Net income.................................................................... $       16.6     $        1.3
                                                                              ---------------  ---------------
Net unrealized investment gains...............................................         38.4              1.4
Net unrealized foreign currency translation adjustment........................          2.6             (1.0)
Net unrealized derivative instruments gains (losses)..........................        (10.9)            11.1
                                                                              ---------------  ---------------
Other comprehensive income....................................................         30.1             11.5
                                                                              ---------------  ---------------
Comprehensive income.......................................................... $       46.7     $       12.8
                                                                              ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                                      Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                             Three Months Ended March 31, 2004 and 2003 (unaudited)

                                                                                                    2003
                                                                                   2004           Restated
                                                                              ---------------  ---------------
OPERATING ACTIVITIES:
Premiums collected............................................................ $      236.0     $      249.0
Insurance and investment product fees collected...............................        166.8            138.7
Investment income collected...................................................        241.7            242.8
Policy benefits paid, excluding policyholder dividends........................       (261.0)          (267.7)
Policyholder dividends paid...................................................        (91.7)           (93.9)
Policy acquisition costs paid.................................................        (47.0)           (44.0)
Interest expense on indebtedness paid.........................................         (6.3)            (5.5)
Interest expense on collateralized obligations paid...........................         (8.9)           (13.2)
Other operating expenses paid.................................................       (175.3)          (172.2)
Income taxes refunded.........................................................          6.7             15.8
                                                                              ---------------  ---------------
Cash from continuing operations...............................................         61.0             49.8
Discontinued operations, net..................................................        (14.4)           (17.1)
                                                                              ---------------  ---------------
Cash from operating activities................................................         46.6             32.7
                                                                              ---------------  ---------------

INVESTING ACTIVITIES:
Investment purchases (Note 5).................................................       (940.7)        (1,825.8)
Investment sales, repayments and maturities (Note 5)..........................        934.8          1,080.1
Debt and equity securities pledged as collateral purchases....................        (30.7)            (4.5)
Debt and equity securities pledged as collateral sales........................         --               --
Subsidiary purchases..........................................................        (29.2)            --
Premises and equipment additions..............................................         (2.7)            (2.1)
Discontinued operations, net..................................................          1.4             (6.7)
                                                                              ---------------  ---------------
Cash for investing activities.................................................        (67.1)          (759.0)
                                                                              ---------------  ---------------

FINANCING ACTIVITIES:
Policyholder deposit fund receipts (repayments), net..........................        (86.3)           283.3
Other indebtedness proceeds...................................................         25.0             --
Collateralized obligations proceeds (repayments), net.........................        (38.2)           (26.0)
Common stock dividends paid...................................................         --               --
Minority interest distributions...............................................         (6.2)            (7.0)
                                                                              ---------------  ---------------
Cash from (for) financing activities..........................................       (105.7)           250.3
                                                                              ---------------  ---------------
Change in cash and cash equivalents...........................................       (126.2)          (467.0)
Cash and cash equivalents, beginning of period................................        447.9          1,110.5
                                                                              ---------------  ---------------
Cash and cash equivalents, end of period...................................... $      321.7     $      634.5
                                                                              ===============  ===============

Included in cash and cash equivalents above is cash pledged as collateral of $2.1 million and $26.5 million at
March 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                            ($ amounts in millions, except share and per share data)
                             Three Months Ended March 31, 2004 and 2003 (unaudited)

                                                                                                    2003
                                                                                   2004           Restated
                                                                              ---------------  ---------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Additional common shares issued in demutualization (0 and 1,073 shares)....... $       --       $       --
Restricted stock units awarded as compensation (46,073 and 394,737 units).....          0.7              3.0
Stock options awarded as compensation (130,000 and 0 options).................          0.2
Excess of cost over fair value of common shares contributed to
  employee savings plan.......................................................         (0.3)            (0.3)

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation expense deferred on restricted stock units awarded...............         (0.5)            (3.0)
Compensation expense recognized on restricted stock units.....................          0.4              0.2

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income....................................................................         16.6              1.3

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income....................................................         30.1             11.5

TREASURY STOCK:
Common shares contributed to employee savings plan (134,281 and
  42,333 shares)..............................................................          2.2              0.7
                                                                              ---------------  ---------------
Change in stockholders' equity................................................         49.4             13.4
Stockholders' equity, beginning of period.....................................      1,947.8          1,826.8
                                                                              ---------------  ---------------
Stockholders' equity, end of period........................................... $    1,997.2     $    1,840.2
                                                                              ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                                   Notes to Consolidated Financial Statements
                             Three Months Ended March 31, 2004 and 2003 (unaudited)

1.   Organization and Operations

Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 7. The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix
Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners, Ltd., or PXP. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have restated certain 2003 amounts on our Consolidated Statement of Income and Comprehensive Income, our
Consolidated Statement of Cash Flows and our Consolidated Statement of Changes in Stockholders' Equity, as
further described below. Also, we have reclassified certain amounts for 2003 to conform with 2004 presentation.

We have prepared these financial statements in accordance with generally accepted accounting principles, or
GAAP. In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of: deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2003
Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2004 are not necessarily indicative of the results that may be expected for the year
2004. These unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2003 Annual Report on Form 10-K.

Accounting changes and restatement of prior periods

Post-retirement Benefits: On January 12, 2004, the Financial Accounting Standards Board, or the FASB, issued
FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003, or the FSP. The FSP permitted employers that sponsor post-retirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, to defer accounting for any effects of the anticipated federal tax subsidy related to those drug benefits. We have elected to defer the associated accounting. Accordingly, the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost reflected in our financial statements and accompanying notes do not reflect the effects of any anticipated federal tax subsidy. In accordance with the FSP, our deferral must remain in effect until the earlier of: (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004.

Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change amounts reported herein as of March 31, 2004 and for the three months then ended.

Nontraditional Long-Duration Contracts and Separate Accounts: Effective January 1, 2004, we adopted the AICPA's
Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional
Long-Duration Contracts and for Separate Accounts, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our consolidated financial statements.

Variable Interest Entities: In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46-R in December 2003, with FIN
46-R providing additional interpretation as to existing standards on consolidation. FIN 46-R clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January
31, 2003 and for variable interest entities in which we obtain an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46-R for Special Purpose Entities, or
SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. FIN 46-R requires our application of its provisions to non-SPE variable interest entities for periods ending after March 15, 2004.
The adoption of FIN 46-R for our non-SPE variable interest entities did not have a material effect on our consolidated financial statements at March 31, 2004.

Stock-based Compensation: A new standard by the FASB was issued in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002. See Note 9 for additional information.

Consolidated Collateralized Obligation Trusts: We have restated certain 2003 amounts on our Consolidated
Statement of Income and Comprehensive Income and our Consolidated Balance Sheet with respect to our method of consolidation for several of our sponsored collateralized obligation trusts, as further described in our 2003
Annual Report on Form 10-K.

Originally reported and restated amounts for the quarter ended March 31, 2003 follow:

Revised and Originally Reported Select Financial Components:                    Three Months Ended
($ amounts in millions, except per share data)                                    March 31, 2003
                                                                         ---------------------------------
                                                                          As Restated       As Reported
                                                                         ---------------  ----------------
Income statement data
Insurance and investment product fees.................................... $      136.1     $      136.5
Investment income, net of expenses.......................................        291.1            276.6
Realized investment losses...............................................        (14.1)           (12.3)
Interest expense on non-recourse collateralized obligations..............         13.3             --
Net income from continuing operations....................................          1.7              3.6
Net income............................................................... $        1.3     $        3.2

Earnings per share data
Income from continuing operations - basic................................ $       0.02     $       0.04
Income from continuing operations - diluted..............................         0.02             0.04
Net income - basic.......................................................         0.01             0.03
Net income - diluted..................................................... $       0.01     $       0.03

Business combinations and divestitures

In 2002, we acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC, or Kayne Anderson
Rudnick, for $102.4 million; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we made a subsequent payment, during the three months ended March 31,
2004, of $30.1 million, based upon growth in management fee revenue for the purchased business through the end of 2003. This payment had been accrued for by PXP as goodwill as of December 31, 2003. In January 2004, one member of Kayne Anderson Rudnick accelerated his put/call agreement at which time we acquired an additional
0.3% of Kayne Anderson Rudnick. We are also obligated to purchase an additional 14.7% interest in the company by 2007.

We acquired the remaining minority interest in Walnut Asset Management LLC and Rutherford Brown & Catherwood,
LLC in March 2004 for $2.1 million as a result of the management members exercising their put/call agreements.
This additional purchase price was allocated by PXP to goodwill and definite-lived intangible assets.

On March 31, 2004, we completed the previously announced sale of 100% of the common stock held by us in Phoenix
National Trust Company. The effect of this transaction is immaterial to our consolidated financial statements.
Phoenix National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

On March 22, 2004, we entered into a definitive agreement to sell our retail broker-dealer operations to
Linsco/Private Ledger Financial Services, or LPL. As part of the transaction, advisors affiliated with WS
Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, will transition to
LPL as independent registered representatives. The transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to close on or about June 1, 2004. The expected proceeds and related net gain on the sale of Griffith and Main Street is not material to our consolidated financial statements.

We incurred a $3.6 million net of tax charge, recorded as a realized investment loss, related to Main Street and a $0.6 million net of tax charge for severance during the first quarter of 2004 related to this pending divestiture.

On May 7, 2004, we signed a definitive agreement to sell Phoenix Global Solutions, Inc., our India-based information technology subsidiary, to Tata Consultancy Services, a division of Tata Sons Ltd. This transaction, which is not material to our consolidated financial statements, is subject to regulatory approval and is expected to close during the second quarter of 2004.

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

We allocate indebtedness and related interest expense to our Corporate and Other segment. We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300%
of RBC levels for 2004 and 2003. Capital within our life insurance companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to three consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment. Excess investment income on debt and equity securities pledged as collateral represent investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.

Segment Information on Assets:
($ amounts in millions)                                                        Mar 31, 2004     Dec 31, 2003
                                                                              ---------------  ---------------

Segment assets
Life and annuity segment...................................................... $   24,832.4     $   24,219.5
Asset management segment......................................................        830.4            851.2
                                                                              ---------------  ---------------
Operating segment assets......................................................     25,662.8         25,070.7
Venture capital segment.......................................................        202.2            196.3
Corporate and other segment...................................................      2,264.5          2,264.0
                                                                              ---------------  ---------------
Total segment assets..........................................................     28,129.5         27,531.0
Net assets of discontinued operations.........................................         27.3             28.2
                                                                              ---------------  ---------------
Total assets.................................................................. $   28,156.8     $   27,559.2
                                                                              ===============  ===============

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              --------------------------------
Segment Information on Revenues and Income:                                                         2003
($ amounts in millions)                                                             2004          Restated
                                                                              ---------------  ---------------

Segment revenues
Life and annuity segment...................................................... $      572.1     $      572.5
Asset management segment......................................................         70.2             57.4
Elimination of inter-segment revenues.........................................          0.8             (1.2)
                                                                              ---------------  ---------------
Operating segment revenues....................................................        643.1            628.7
Venture capital segment.......................................................         11.6             23.9
Corporate and other segment...................................................         16.6             21.2
                                                                              ---------------  ---------------
Total segment revenues........................................................        671.3            673.8
Net realized investment gains (losses)........................................          2.5            (14.1)
Other.........................................................................         --               (0.5)
                                                                              ---------------  ---------------
Total revenues................................................................ $      673.8     $      659.2
                                                                              ===============  ===============

Segment income
Life and annuity segment...................................................... $       25.8     $       18.0
Asset management segment......................................................          0.1             (5.8)
                                                                              ---------------  ---------------
Operating segment pre-tax income..............................................         25.9             12.2
Venture capital segment.......................................................         11.6             23.9
Corporate and other segment...................................................        (12.7)           (11.4)
                                                                              ---------------  ---------------
Total segment income before income taxes......................................         24.8             24.7
Applicable income taxes.......................................................          7.3              7.5
                                                                              ---------------  ---------------
Total segment income..........................................................         17.5             17.2
Gain (loss) from discontinued operations, net of income taxes.................          0.3             (0.4)
Net realized investment gains (losses), net of income taxes and other offsets.          0.8            (14.3)
Restructuring costs, net of income taxes......................................         (2.0)            (2.5)
Other income, net of income taxes.............................................         --                1.3
                                                                              ---------------  ---------------
Net income.................................................................... $       16.6     $        1.3
                                                                              ===============  ===============

In the second quarter of 2003, we transferred our equity investment in Aberdeen Asset Management PLC, or
Aberdeen, from our Asset Management segment to the Corporate and Other segment. As a result, we have reclassified prior year information for consistency.

3.   Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products of Phoenix Life and certain of its subsidiaries and affiliates (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Segment information on assets, segment income and deferred policy acquisition costs follows:

Life and Annuity Segment Assets:
($ amounts in millions)
                                                                               Mar 31, 2004     Dec 31, 2003
                                                                              ---------------  ---------------
Segment assets
Investments................................................................... $   16,562.5     $   16,203.3
Cash and cash equivalents.....................................................        200.7            250.5
Receivables...................................................................        224.4            228.1
Deferred policy acquisition costs.............................................      1,358.5          1,367.7
Deferred income taxes.........................................................         11.6             40.2
Goodwill and other intangible assets..........................................          7.2             15.3
Other general account assets..................................................        174.2            204.1
Separate accounts.............................................................      6,293.3          5,910.3
                                                                              ---------------  ---------------
Total segment assets.......................................................... $   24,832.4     $   24,219.5
                                                                              ===============  ===============

Life and Annuity Segment Income:                                                    Three Months Ended
($ amounts in millions)                                                                  March 31,
                                                                              --------------------------------
                                                                                   2004             2003
                                                                              ---------------  ---------------
Segment income
Premiums...................................................................... $      232.7     $      246.1
Insurance and investment product fees.........................................         89.5             78.1
Net investment income.........................................................        249.9            248.3
                                                                              ---------------  ---------------
Total segment revenues........................................................        572.1            572.5
                                                                              ---------------  ---------------
Policy benefits, including policyholder dividends.............................        449.0            455.3
Policy acquisition cost amortization..........................................         22.2             27.5
Other operating expenses......................................................         75.1             71.7
                                                                              ---------------  ---------------
Total segment benefits and expenses...........................................        546.3            554.5
                                                                              ---------------  ---------------
Segment income before income taxes............................................         25.8             18.0
Allocated income taxes........................................................          7.2              4.0
                                                                              ---------------  ---------------
Segment income................................................................         18.6             14.0
Net realized investment losses, net of income taxes and other offsets.........         (3.5)            (1.3)
Restructuring charges, after income taxes.....................................         (0.8)            --
                                                                              ---------------  ---------------
Segment net income............................................................ $       14.3     $       12.7
                                                                              ===============  ===============

                                                                                   Three Months Ended
                                                                                        March 31,
Deferred Policy Acquisition Costs:                                            --------------------------------
($ amounts in millions)                                                             2004             2003
                                                                              ---------------  ---------------

Policy acquisition costs deferred............................................. $      47.0     $      56.6
Costs amortized to expenses:
  Recurring costs related to segment income...................................       (22.2)          (27.5)
  Decrease related to realized investment gains or losses.....................        (0.4)           (0.5)
Offsets to net unrealized investment gains or losses included in other
  comprehensive income........................................................       (33.6)            7.3
                                                                              ---------------  ---------------
Change in deferred policy acquisition costs...................................        (9.2)           35.9
Deferred policy acquisition costs, beginning of period........................     1,367.7         1,234.1
                                                                              ---------------  ---------------
Deferred policy acquisition costs, end of period.............................. $   1,358.5     $   1,270.0
                                                                              ===============  ===============

We have included in deferred policy acquisition costs the present value of future profits from two major reinsurance assumed transactions and the purchase of the minority interest in a subsidiary. The amounts included at March 31, 2004 and December 31, 2003 follow: Confederation Life ($27.1 million and $36.0 million, respectively), Valley Forge Life ($36.1 million and $37.4 million, respectively) and PFG Holdings ($9.6 million and $9.7, respectively).

Policy liabilities and accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.0% to 6.0% at March 31, 2004 and 4.0% to 6.25% at December 31, 2003, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.1% to 12.3% at March 31, 2004 and 1.0% to 12.3% at December 31, 2003, less administrative charges.

Participating life insurance

Participating life insurance in-force was 37.8% and 38.8% of the face value of total individual life insurance in-force at March 31, 2004 and December 31, 2003, respectively. The premiums on participating life insurance policies were 54.9% and 68.9% of total individual life insurance premiums for the three months ended March 31,
2004 and 2003, respectively.

Annuity funds under management

                                                                                     Three Months Ended
                                                                                          March 31,
Annuity Funds Under Management:                                               --------------------------------
($ amounts in millions)                                                             2004            2003
                                                                              ---------------  ---------------

Deposits...................................................................... $      215.0     $      425.7
Performance...................................................................        211.2             20.2
Fees..........................................................................        (15.3)           (11.5)
Benefits and surrenders.......................................................       (218.6)          (254.2)
                                                                              ---------------  ---------------
Change in funds under management..............................................        192.3            180.2
Funds under management, beginning of period...................................      7,143.8          5,833.4
                                                                              ---------------  ---------------
Annuity funds under management, end of period................................. $    7,336.1     $    6,013.6
                                                                              ===============  ===============

Closed block

In December 1999, we began the process of reorganizing and demutualizing our then principal operating company,
Phoenix Home Life Mutual Insurance Company. We completed the process in June 2001, when all policyholder membership interests in this mutual company were extinguished and eligible policyholders of the mutual company received shares of common stock of The Phoenix Companies, Inc., together with cash and policy credits, as compensation. To protect the future dividends of these policyholders, we also established a closed block for their existing policies. Summary financial data for the closed block follows:

Closed Block Assets and Liabilities:                                                             Inception
($ amounts in millions)                                      Mar 31, 2004      Dec 31, 2003    (Dec 31, 1999)
                                                            ---------------  ---------------  ----------------

Debt securities............................................. $    7,135.8     $    6,906.4     $    4,773.1
Equity securities...........................................         84.5             82.9             --
Mortgage loans..............................................        218.2            228.5            399.0
Venture capital partnerships................................         47.3             38.6             --
Policy loans................................................      1,393.0          1,386.8          1,380.0
Other invested assets.......................................         50.8             46.7             --
                                                            ---------------  ---------------  ----------------
Total closed block investments..............................      8,929.6          8,689.9          6,552.1
Cash and cash equivalents...................................         43.0             40.5             --
Accrued investment income...................................        120.4            120.2            106.8
Receivables.................................................         41.4             43.0             35.2
Deferred income taxes.......................................        378.2            377.0            389.4
Other closed block assets...................................         37.3             62.3              6.2
                                                            ---------------  ---------------  ----------------
Total closed block assets...................................      9,549.9          9,332.9          7,089.7
                                                            ---------------  ---------------  ----------------
Policy liabilities and accruals.............................      9,752.0          9,723.1          8,301.7
Policyholder dividends payable..............................        377.1            369.8            325.1
Policyholder dividend obligation............................        686.1            519.2             --
Other closed block liabilities..............................         65.8             63.0             12.3
                                                            ---------------  ---------------  ----------------
Total closed block liabilities..............................     10,881.0         10,675.1          8,639.1
                                                            ---------------  ---------------  ----------------
Excess of closed block liabilities over closed block assets. $    1,331.1     $    1,342.2     $    1,549.4
                                                            ===============  ===============  ================

Closed Block Revenues and Expenses and Changes
in Policyholder Dividend Obligations:                                               Three Months Ended,
($ amounts in millions)                                       Cumulative                 March 31,
                                                                 from        ---------------------------------
                                                              Inception           2004             2003
                                                            ---------------  ---------------  ----------------
Closed block revenues
Premiums.................................................... $    4,462.7     $      224.6     $      238.7
Net investment income.......................................      2,358.8            147.6            146.0
Net realized investment gains (losses)......................        (91.0)            (1.9)            11.5
                                                            ---------------  ---------------  ----------------
Total revenues..............................................      6,730.5            370.3            396.2
                                                            ---------------  ---------------  ----------------
Policy benefits, excluding dividends........................      4,605.5            245.0            254.2
Other operating expenses....................................         51.6              2.6              2.7
                                                            ---------------  ---------------  ----------------
Total benefits and expenses, excluding policyholder
  dividends.................................................      4,657.1            247.6            256.9
                                                            ---------------  ---------------  ----------------
Closed block contribution to income before dividends and
  income taxes..............................................      2,073.4            122.7            139.3
Policyholder dividends......................................      1,701.8            105.5            116.5
                                                            ---------------  ---------------  ----------------
Closed block contribution to income before income taxes.....        371.6             17.2             22.8
Applicable income taxes.....................................        130.6              6.1              8.0
                                                            ---------------  ---------------  ----------------
Closed block contribution to income......................... $      241.0     $       11.1     $       14.8
                                                            ===============  ===============  ================

Policyholder dividend obligation
Policyholder dividends provided through earnings............ $    1,747.0     $      105.5     $      116.5
Policyholder dividends provided through other
  comprehensive income......................................        592.7            160.0              3.5
                                                            ---------------  ---------------  ----------------
Additions to policyholder dividend liabilities..............      2,339.7            265.5            120.0
Policyholder dividends paid.................................     (1,601.6)           (91.3)           (93.7)
                                                            ---------------  ---------------  ----------------
Increase in policyholder dividend liabilities...............        738.1            174.2             26.3
Policyholder dividend liabilities, beginning of period......        325.1            889.0            910.5
                                                            ---------------  ---------------  ----------------
Policyholder dividend liabilities, end of period............      1,063.2          1,063.2            936.8
Less: policyholder dividends payable, end of period.........        377.1            377.1            374.6
                                                            ---------------  ---------------  ----------------
Policyholder dividend obligation, end of period............. $      686.1     $      686.1     $      562.2
                                                            ===============  ===============  ================

4.   Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups -- private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds, closed-end funds and managed accounts.
Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through our institutional group, we provide discretionary and non-discretionary asset management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage alternative financial products, including structured finance products.
Structured finance products include collateralized obligations backed by portfolios of public high yield bonds, emerging markets bonds, commercial mortgage-backed and asset-backed securities or bank loans. See Note 7 for additional information.

We offer asset management services through our affiliated asset managers. We provide these affiliated asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the affiliates' products by assessing their performance, style consistency and the discipline with which they apply their investment process. Segment information on assets, segment income and intangible assets and goodwill follows:

Asset Management Segment Assets:
($ amounts in millions)                                                        Mar 31, 2004     Dec 31, 2003
                                                                              ---------------  ---------------

Segment assets
Investments................................................................... $       12.0     $       11.8
Cash and cash equivalents.....................................................         35.4             39.6
Receivables...................................................................         31.1             36.0
Intangible assets with definite lives.........................................        255.3            261.8
Goodwill and other indefinite-lived intangible assets.........................        483.9            481.4
Other assets..................................................................         12.7             20.6
                                                                              ---------------  ---------------
Total segment assets.......................................................... $      830.4     $      851.2
                                                                              ===============  ===============

                                                                                    Three Months Ended
                                                                                         March 31,
Asset Management Segment Income:                                              --------------------------------
($ amounts in millions)                                                            2004             2003
                                                                              ---------------  ---------------

Segment income
Investment product fees....................................................... $       70.1     $       57.2
Net investment income.........................................................          0.1              0.2
                                                                              ---------------  ---------------
Total segment revenues........................................................         70.2             57.4
                                                                              ---------------  ---------------
Intangible asset amortization.................................................          8.3              8.4
Other operating expenses......................................................         58.1             52.0
                                                                              ---------------  ---------------
Total segment expenses........................................................         66.4             60.4
                                                                              ---------------  ---------------
Segment income (loss) before income taxes and minority interest...............          3.8             (3.0)
Allocated income taxes (benefit)..............................................          0.4             (2.1)
                                                                              ---------------  ---------------
Segment income (loss) before minority interest................................          3.4             (0.9)
Minority interest in segment income of consolidated subsidiaries..............          3.7              2.8
                                                                              ---------------  ---------------
Segment loss..................................................................         (0.3)            (3.7)
Restructuring charges, net of income taxes....................................         --               (3.0)
Realized investment gains, net of income taxes................................          1.4             --
Other.........................................................................         (0.1)             1.3
                                                                              ---------------  ---------------
Segment net income (loss)..................................................... $        1.0     $       (5.4)
                                                                              ===============  ===============

Beginning in 2004, trailing commissions related to mutual funds are classified as operating expenses, whereas in prior years, trailing commissions were presented as a deduction to investment product fees. The Asset
Management segment charges investment management fees, on a cost recovery basis, to the Life Companies for managing their general account assets. Beginning in 2004, these fees, as well as the associated expenses, have been eliminated. This treatment has no effect on the segment's net income. Prior year amounts have been reclassified to conform to current year presentation.

Intangible assets and goodwill

Carrying Amounts of Intangible Assets and Goodwill:
($ amounts in millions)                                                        Mar 31, 2004     Dec 31, 2003
                                                                              ---------------  ---------------

Asset management contracts with definite lives................................ $      396.2     $      396.1
Less: accumulated amortization................................................        140.9            134.3
                                                                              ---------------  ---------------
Intangible assets with definite lives......................................... $      255.3     $      261.8
                                                                              ===============  ===============

Goodwill...................................................................... $      410.6     $      408.1
Asset management contracts with indefinite lives..............................         73.3             73.3
                                                                              ---------------  ---------------
Goodwill and other indefinite-lived intangible assets......................... $      483.9     $      481.4
                                                                              ===============  ===============

Activity in Intangible Assets and Goodwill:                                         Three Months Ended
($ amounts in millions)                                                                  March 31,
                                                                              --------------------------------
                                                                                   2004             2003
                                                                              ---------------  ---------------
Intangible assets with definite lives
Asset purchases............................................................... $        1.8     $       --
Asset amortization............................................................         (8.3)            (8.4)
                                                                              ---------------  ---------------
Change in intangible assets with definite lives...............................         (6.5)            (8.4)
Balance, beginning of period..................................................        261.8            291.7
                                                                              ---------------  ---------------
Balance, end of period........................................................ $      255.3     $      283.3
                                                                              ===============  ===============

Goodwill and other indefinite-lived intangible assets
Asset purchases............................................................... $        2.5     $       --
                                                                              ---------------  ---------------
Change in goodwill and other indefinite-lived intangible assets...............          2.5             --
Balance, beginning of period..................................................        481.4            448.9
                                                                              ---------------  ---------------
Balance, end of period........................................................ $      483.9     $      448.9
                                                                              ===============  ===============

Upon acquisition, we calculate and record the fair value of definite-lived intangible assets based on their discounted cash flows. To conduct subsequent tests for impairments, we calculate the current fair value of the asset, compare it to the recorded value, and record an impairment if warranted. For purposes of our testing for goodwill and indefinite-lived intangible asset impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit's tangible net assets.

The estimated aggregate intangible asset amortization expense in future periods is: nine months ended December
31, 2004 - $24.8 million, 2005 - $32.3 million, 2006 - $27.3 million, 2007 - $26.2 million, 2008 - $26.5 million, 2009 - $24.9 million and thereafter - $93.3 million. At March 31, 2004, the remaining weighted-average amortization period for definite-lived intangible assets is 8.8 years.

5.   Investing Activities

Debt and equity securities

Fair Value and Cost of Debt                          March 31, 2004                   December 31, 2003
and Equity Securities:                     ---------------------------------  --------------------------------
($ amounts in millions)                      Fair Value           Cost          Fair Value          Cost
                                           ---------------   ---------------  ---------------  ---------------

U.S. government and agency................. $      780.9      $      704.5     $      757.0     $      714.5
State and political subdivision............        515.0             462.7            510.3            468.4
Foreign government.........................        274.0             245.2            260.4            239.0
Corporate..................................      7,167.7           6,689.4          6,765.8          6,412.4
Mortgage-backed............................      3,094.2           2,910.5          3,097.5          2,963.4
Other asset-backed.........................      1,799.2           1,771.9          1,882.0          1,863.6
                                           ---------------   ---------------  ---------------  ---------------
Debt securities............................ $   13,631.0      $   12,784.2     $   13,273.0     $   12,661.3
                                           ===============   ===============  ===============  ===============

Amounts applicable to the
  closed block............................. $    7,135.8      $    6,542.3     $    6,906.4     $    6,471.1
                                           ===============   ===============  ===============  ===============

Hilb, Rogal and Hamilton, or HRH,
  common stock............................. $      138.1      $       42.2     $      116.2     $       42.2
Lombard International Assurance, S.A.......         42.1              42.1             41.1             41.1
Other equity securities....................        158.7             140.9            154.7            139.1
                                           ---------------   ---------------  ---------------  ---------------
Equity securities.......................... $      338.9      $      225.2     $      312.0     $      222.4
                                           ===============   ===============  ===============  ===============

Amounts applicable to the
  closed block............................. $       84.5      $       76.6     $       82.9     $       75.0
                                           ===============   ===============  ===============  ===============

Our holdings in HRH common stock as of March 31, 2004 are available to be used in November 2005 to settle stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million net of offsets for applicable deferred acquisition costs and deferred income taxes). See Note 6 for additional information.

Gross and Net Unrealized Gains and
Losses from General Account Debt                     March 31, 2004                   December 31, 2003
and Equity Securities:                     ---------------------------------  --------------------------------
($ amounts in millions)                        Gains             Losses           Gains            Losses
                                           ---------------   ---------------  ---------------  ---------------

U.S. government and agency................. $       76.6      $       (0.2)    $       44.0     $       (1.5)
State and political subdivision............         52.4              (0.1)            43.5             (1.6)
Foreign government.........................         29.0              (0.2)            23.2             (1.8)
Corporate..................................        510.1             (31.8)           400.4            (47.0)
Mortgage-backed............................        185.6              (1.9)           143.4             (9.3)
Other asset-backed.........................         62.1             (34.8)            55.6            (37.2)
                                           ---------------   ---------------  ---------------  ---------------
Debt securities gains (losses)............. $      915.8      $      (69.0)    $      710.1     $      (98.4)
                                           ===============   ===============  ===============  ===============
Debt securities net gains.................. $      846.8                       $      611.7
                                           ===============                    ===============

Hilb, Rogal and Hamilton common stock...... $       95.9      $       --       $       74.0     $       --
Other equity securities....................         20.3              (2.5)            17.4             (1.8)
                                           ---------------   ---------------  ---------------  ---------------
Equity securities gains (losses)........... $      116.2      $       (2.5)    $       91.4     $       (1.8)
                                           ===============   ===============  ===============  ===============
Equity securities net gains................ $      113.7                       $       89.6
                                           ===============                    ===============

Mortgage loans

Carrying Values of Investments                       March 31, 2004               December 31, 2003
in Mortgage Loans:                           -----------------------------  ----------------------------
($ amounts in millions)                         Carrying                      Carrying
                                                  Value        Fair Value       Value       Fair Value
                                             --------------  -------------  -------------  -------------
Property type
Apartment buildings.......................... $     103.8     $    105.4     $    105.1     $    106.7
Office buildings.............................        41.1           41.6           49.0           49.7
Retail stores................................       107.9          109.6          109.0          110.7
Industrial buildings.........................        30.1           30.5           33.7           34.2
Other........................................         0.1            0.1            0.1            0.1
                                             --------------  -------------  -------------  -------------
Subtotal.....................................       283.0          287.2          296.9          301.4
Less: valuation allowances...................        11.5           --             12.8           --
                                             --------------  -------------  -------------  -------------
Mortgage loans............................... $     271.5     $    287.2     $    284.1     $    301.4
                                             ==============  =============  =============  =============

Amounts applicable to the
  closed block............................... $     218.2     $    231.5     $    228.5     $    242.4
                                             ==============  =============  =============  =============

                                                              March 31, 2004
Aging of Temporarily              ----------------------------------------------------------------------
Impaired General Account Debt       Less than 12 months   Greater than 12 months          Total
and Equity Securities             ----------------------- ----------------------- ----------------------
($ amounts in millions)              Fair      Unrealized    Fair     Unrealized     Fair     Unrealized
                                     Value       Losses      Value      Losses       Value      Losses
                                  ----------- ----------- ----------- ----------- ----------- ----------
Debt securities
U.S. government and agency....... $     5.9   $    (0.2)  $     0.1   $    --     $     6.0   $    (0.2)
State and political subdivision..      19.9        (0.1)       --          --          19.9        (0.1)
Foreign government...............      11.0        (0.2)       --          --          11.0        (0.2)
Corporate........................     583.1       (16.0)      185.7       (15.8)      768.8       (31.8)
Mortgage-backed..................     276.0        (1.8)       14.4        (0.1)      290.4        (1.9)
Other asset-backed...............     198.9        (6.8)      121.3       (28.0)      320.2       (34.8)
                                 ----------- ----------- ----------- ----------- ----------- -----------
Debt securities.................. $ 1,094.8   $   (25.1)  $   321.5   $   (43.9)  $ 1,416.3   $   (69.0)
Common stock.....................      25.4        (2.2)        0.9        (0.3)       26.3        (2.5)
                                 ----------- ----------- ----------- ----------- ----------- -----------
Total temporarily impaired
  securities..................... $ 1,120.2   $   (27.3)  $   322.4   $   (44.2)  $ 1,442.6   $   (71.5)
                                 =========== =========== =========== =========== =========== ===========

Amounts inside the closed
  block.......................... $   530.1   $   (15.0)  $   131.4   $   (12.8)  $   661.5   $   (27.8)
                                 =========== =========== =========== =========== =========== ===========

Amounts outside the closed
  block.......................... $   590.1   $   (12.3)  $   191.0   $   (31.4)  $   781.1   $   (43.7)
                                 =========== =========== =========== =========== =========== ===========

Amounts outside the closed
  block that are below
  investment grade............... $    65.1   $    (4.0)  $    46.8   $    (7.9)  $   111.9   $   (11.9)
                                 =========== =========== =========== =========== =========== ===========
After offsets for deferred
  acquisition cost adjustment
  and taxes......................             $    (1.6)              $    (3.0)              $    (4.6)
                                             ===========             ===========             ===========

Below investment grade debt securities outside the closed block with a fair value less than 80% of the security's amortized cost totals $7.0 million at March 31, 2004, $4.3 million ($1.6 million after offsets for taxes and deferred policy acquisition cost amortization) of which has been in an unrealized loss for greater than 12 months.

Below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities' amortized cost totals $9.0 million at March 31, 2004, $4.9 million ($0 after offsets for change in policy dividend obligation) of which has been in an unrealized loss for greater than 12 months.

These securities are considered to be temporarily impaired at March 31, 2004 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Venture capital partnerships
                                                                                 Three Months Ended
Components of Net Investment Income Related to Venture Capital                       March 31,
Partnerships:                                                              --------------------------------
($ amounts in millions)                                                         2004             2003
                                                                           ---------------  ---------------

Net realized losses on partnership cash and stock distributions..........   $       (3.7)    $       (1.1)
Net unrealized gains on partnership investments..........................           22.2             30.9
Partnership operating expenses...........................................           (0.9)            (0.9)
                                                                           ---------------  ---------------
Net investment income....................................................   $       17.6     $       28.9
                                                                           ===============  ===============

Amounts applicable to the closed block...................................   $        6.0     $        5.0
                                                                           ===============  ===============
Amounts applicable to the venture capital segment........................   $       11.6     $       23.9
                                                                           ===============  ===============

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase net investment income as follows:

                                                                                  Three Months Ended
Effect of Adjustment from Estimated Partnership Results to                              March 31,
Actual Partnership Financial Statements:                                   --------------------------------
($ amounts in millions)                                                         2004             2003
                                                                           ---------------  ---------------

Closed block.............................................................   $        4.7     $       --
Venture capital segment..................................................            9.2             30.5
                                                                           ---------------  ---------------
Total....................................................................   $       13.9     $       30.5
                                                                           ===============  ===============

                                                                                  Three Months Ended
                                                                                        March 31,
Investment Activity in Venture Capital Partnerships:                       --------------------------------
($ amounts in millions)                                                         2004             2003
                                                                           ---------------  ---------------

Contributions............................................................   $       11.8     $       12.9
Equity in earnings of partnerships.......................................           17.6             28.9
Distributions............................................................          (14.8)            (3.1)
Proceeds from sale of partnership interests..............................           --              (26.1)
Realized loss on sale of partnership interests...........................           --              (13.8)
                                                                           ---------------  ---------------
Change in venture capital partnerships...................................           14.6             (1.2)
Venture capital partnership investments, beginning of period.............          234.9            228.6
                                                                           ---------------  ---------------
Venture capital partnership investments, end of period...................   $      249.5     $      227.4
                                                                           ===============  ===============
Unfunded Commitments and Investments in Venture
Capital Partnerships:
($ amounts in millions)                                                     Mar 31, 2004     Dec 31, 2003
                                                                           ---------------  ---------------
Unfunded commitments
Closed block.............................................................   $       50.6     $       48.3
Venture capital segment..................................................           69.0             76.7
                                                                           ---------------  ---------------
Total unfunded commitments...............................................   $      119.6     $      125.0
                                                                           ===============  ===============
Venture capital partnerships
Closed block.............................................................   $       47.3     $       38.6
Venture capital segment..................................................          202.2            196.3
                                                                           ---------------  ---------------
Total venture capital partnerships.......................................   $      249.5     $      234.9
                                                                           ===============  ===============
Affiliate equity securities

The fair value of our investment in Aberdeen common stock, based on the London Stock Exchange closing price at
May 6, 2004, March 31, 2004 and December 31, 2003, was $56.0 million, $65.5 million and $54.4 million,

respectively. The carrying value of our investment in Aberdeen on the equity method of accounting totaled $39.6 million and $38.3 million at March 31, 2004 and December 31, 2003, respectively.

Net investment income
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           --------------------------------
Sources of Net Investment Income:                                                                2003
($ amounts in millions)                                                         2004           Restated
                                                                           ---------------  ---------------

Debt securities............................................................ $      192.1     $      187.2
Equity securities..........................................................          0.4              1.3
Mortgage loans.............................................................          5.9             12.1
Venture capital partnerships...............................................         17.6             28.9
Affiliate equity securities................................................          0.3              0.2
Policy loans...............................................................         42.2             42.6
Other investments..........................................................         12.1              4.3
Cash and cash equivalents..................................................          0.7              3.3
                                                                           ---------------  ---------------
Total investment income....................................................        271.3            279.9
Less: investment expenses..................................................          3.2              2.9
                                                                           ---------------  ---------------
Net investment income, general account investments.........................        268.1            277.0
Debt and equity securities pledged as collateral (Note 7)..................         10.1             14.1
                                                                           ---------------  ---------------
Net investment income...................................................... $      278.2     $      291.1
                                                                           ===============  ===============

Amounts applicable to the closed block..................................... $      147.6     $      146.0
                                                                           ===============  ===============

Net realized investment gains (losses)                                           Three Months Ended
                                                                                      March 31,
                                                                           --------------------------------
Sources and Types of Net Realized Investment Gains (Losses):                                     2003
($ amounts in millions)                                                         2004           Restated
                                                                           ---------------  ---------------

Debt security impairments.................................................. $       (2.8)    $      (22.5)
Mortgage loan impairments..................................................         --               (0.4)
Venture capital partnership impairments....................................         --               (4.3)
Other invested asset impairments...........................................         (3.3)            (8.7)
Debt and equity securities pledged as collateral impairments...............         (4.7)            (4.9)
                                                                           ---------------  ---------------
Impairment losses..........................................................        (10.8)           (40.8)
                                                                           ---------------  ---------------
Debt security transaction gains............................................         10.2             53.6
Debt security transaction losses...........................................         (3.2)           (12.3)
Equity security transaction gains..........................................          2.6              0.4
Equity security transaction losses.........................................         (0.4)            (2.6)
Mortgage loan transaction gains (losses)...................................          0.2             (0.4)
Venture capital partnership transaction gains (losses).....................         --               (9.5)
Other invested asset transaction gains (losses)............................          3.9             (2.5)
                                                                           ---------------  ---------------
Net transaction gains......................................................         13.3             26.7
                                                                           ---------------  ---------------
Net realized investment gains (losses)..................................... $        2.5     $      (14.1)
                                                                           ---------------  ---------------

Net realized investment gains (losses)..................................... $        2.5     $      (14.1)
                                                                           ---------------  ---------------
Applicable closed block policyholder dividend obligation...................          0.1              8.5
Applicable deferred policy acquisition costs...............................          0.4              0.5
Applicable deferred income taxes (benefit).................................          1.2             (8.9)
                                                                           ---------------  ---------------
Offsets to realized investment gains.......................................          1.7              0.1
                                                                           ---------------  ---------------
Net realized investment gains (losses) included in net income.............. $        0.8     $      (14.2)
                                                                           ===============  ===============

Unrealized investment gains (losses)

                                                                                  Three Months Ended
                                                                                      March 31,
Sources of Changes in Net Unrealized Investment Gains (Losses):            --------------------------------
($ amounts in millions)                                                                          2003
                                                                                2004           Restated
                                                                           ---------------  ---------------

Debt securities............................................................ $      235.1     $      (25.5)
Equity securities..........................................................         24.1            (28.1)
Debt and equity securities pledged as collateral...........................         (4.7)            31.5
Other investments .........................................................          1.9              1.3
                                                                           ---------------  ---------------
Net unrealized investment gains (losses)................................... $      256.4     $      (20.8)
                                                                           ===============  ===============

Net unrealized investment gains (losses)................................... $      256.4     $      (20.8)
                                                                           ---------------  ---------------
Applicable closed block policyholder dividend obligation...................        160.0              3.6
Applicable deferred policy acquisition costs (benefit).....................         33.6             (7.3)
Applicable deferred income taxes (benefit).................................         24.4            (18.5)
                                                                           ---------------  ---------------
Offsets to net unrealized investment gains (losses)........................        218.0            (22.2)
                                                                           ---------------  ---------------
Net unrealized investment gains (losses) included in
  other comprehensive income............................................... $       38.4     $        1.4
                                                                           ===============  ===============
6.   Financing Activities

Stock purchase contracts and indebtedness

Carrying value and fair value of our stock purchase contracts and indebtedness as of March 31, 2004 and
December 31, 2003 follows:

                                                        March 31, 2004              December 31, 2003
                                                -----------------------------  ----------------------------
Stock Purchase Contracts:                          Carrying         Fair         Carrying         Fair
($ amounts in millions)                             Value           Value          Value          Value
                                                -------------   -------------  -------------  -------------

Stock purchase contracts stated amount.........  $    143.4      $    145.1     $    144.2     $    128.8
Settlement amount adjustment...................         1.7            --            (15.4)          --
                                                -------------   -------------  -------------  -------------
Stock Purchase Contracts.......................  $    145.1      $    145.1     $    128.8     $    128.8
                                                =============   =============  =============  =============

In November 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of Hilb, Rogal and Hamilton Company, or
HRH, common stock. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underlie the stock purchase contracts. All changes in the fair value of the embedded derivative instrument are recorded in other comprehensive income. For the three months ended March 31, 2004 and 2003, we recognized an increase (decrease)
in the fair value of the embedded derivative instrument of $(17.1) million ($(11.1) million after income taxes)
and $18.4 million ($12.0 million after income taxes), respectively, in other comprehensive income. These changes in the fair value of the embedded derivative are primarily due to fluctuations in the quoted market price of HRH common stock during the respective quarters ended March 31, 2004 and 2003. The quoted market price of HRH common stock, which was $38.10 at March 31, 2004, was equal to the price that we received at issuance of the stock purchase contracts. For more information, see Notes 5 and 6 to our consolidated financial statements in our 2003 Annual Report on Form 10-K.

                                                     March 31, 2004                   December 31, 2003
                                            ---------------------------------  --------------------------------
Indebtedness:                                  Carrying            Fair           Carrying           Fair
($ amounts in millions)                         Value             Value            Value            Value
                                            ---------------   ---------------  ---------------  ---------------

Surplus notes.............................   $      175.0      $      185.9     $      175.0     $      188.8
Equity units..............................          153.7             254.9            153.7            232.1
Senior unsecured bonds....................          300.0             311.9            300.0            311.2
Revolving credit facility.................           25.0              25.0             --               --
Interest rate swap........................           13.1              13.1             10.3             10.3
                                            ---------------   ---------------  ---------------  ---------------
Total indebtedness........................   $      666.8      $      790.8     $      639.0     $      742.4
                                            ===============   ===============  ===============  ===============

On December 22, 2003, we closed on a new $150.0 million unfunded, unsecured senior revolving credit facility to replace our $100 million credit facility, which expired on that date. This new facility consists of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million, three-year revolving credit facility. Under the 364-day facility, we have the ability to extend the maturity date of any outstanding borrowings for one year from the termination date. Potential borrowers on the new credit line are the holding company, Phoenix Life and PXP. Financial covenants require the maintenance at all times of: consolidated stockholders' equity of $1,775.0 million, stepping up by 50% of quarterly positive net income and 100% of equity issuances; a maximum consolidated debt-to-capital ratio of 30%; a minimum consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.25:1; and, for Phoenix Life, a minimum risk-based capital ratio of 250% and a minimum A.M. Best Financial Strength Rating of A-. On March 15, 2004, PXP borrowed
$25.0 million from the $37.5 million three-year tranche of our $150.0 million senior revolving credit facility to fulfill an obligation related to the Kayne Anderson Rudnick acquisition as further described in Note 1 of these consolidated financial statements. We were in compliance with all credit facility covenants at March 31,
2004.

On April 16, 2004, we executed a technical amendment to the credit agreement, effective as of December 31,
2003, to: (1) exclude the accounting effects of FIN 46-R from the definition of shareholders' equity and (2)
clarify that the lenders did no intend to treat CDOs as indebtedness, for purposes of calculating financial covenant compliance.

                                                                                     Three Months Ended
Interest Expense on Indebtedness, including Amortization of Debt Issuance                  March 31,
Costs:                                                                         --------------------------------
($ amounts in millions)                                                             2004             2003
                                                                               ---------------  ---------------

Stock purchase contract adjustment payments..................................   $        2.0     $        2.0
                                                                               ===============  ===============

Surplus notes................................................................   $        3.1     $        3.1
Equity units.................................................................            3.0              3.0
Senior unsecured bonds.......................................................            3.6              3.7
Bank credit facility and other...............................................            0.1             --
                                                                               ---------------  ---------------
Total interest expense on indebtedness.......................................   $        9.8     $        9.8
                                                                               ===============  ===============

Stock purchase contract adjustment payments are included in other operating expenses.

Common stock dividends

On April 29, 2004, we declared a cash dividend of $0.16 per share, payable July 12, 2004 to shareholders of record on June 14, 2004. In the prior year, we declared a dividend of $0.16 per share on April 28, 2003 to our shareholders of record on June 13, 2003; we paid that dividend on July 11, 2003.

7.   Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. We serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below. These eight collateralized obligation trusts are investment trusts with aggregate assets of $3.1 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary's general account. Our asset management affiliates earned advisory fees of
$1.4 million and $1.0 million for the quarters ended March 31, 2004 and 2003, respectively, which are either recorded as investment product fees for unconsolidated trusts or reflected as investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest for consolidated trusts on our consolidated statement of income. The collateralized obligation trusts reside in bankruptcy remote SPEs in which we provide neither recourse nor guarantees.
Accordingly, our sole financial exposure to these collateralized obligation trusts stems from life insurance subsidiary's general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary's direct investment in the eight collateralized obligation trusts is $76.1 million at March 31, 2004 ($27.0 million of which relate to trusts that are consolidated). Of that exposure, $49.1 million ($20.0 million of which relate to trusts that are consolidated) relates to investment grade debt securities and loss of management fees.

We consolidated three collateralized obligation trusts as of March 31, 2004 and 2003. As of March 31, 2004, our
direct investment in the three consolidated collateralized obligation trusts is $27.0 million, $20.0 million of which is an investment grade debt security as of March 31, 2004. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.9 million and $0.3 million for the quarters ended March 31, 2004 and 2003, respectively, related to these three consolidated collateralized obligation trusts.

Five variable interest entities not consolidated by us under FIN 46-R represent collateralized obligation trusts with approximately $1.7 billion of investment assets pledged as collateral. Our general account direct investment in these unconsolidated variable interest entities is $49.1 million, $34.1 million of which are investment grade debt securities at March 31, 2004. We recognized investment advisory fee revenues related to the five unconsolidated variable interest entities of $0.1 million and $0.3 million for the quarters ended
March 31, 2004 and 2003, respectively.

Consolidated Variable Interest Entities:
($ amounts in millions)
                                                                                Mar 31, 2004     Dec 31, 2003
                                                                               ---------------  ---------------
Assets Pledged as Collateral, at Fair Value
Phoenix CDO I................................................................   $      114.9     $      148.8
Phoenix CDO II...............................................................          327.7            332.6
Phoenix-Mistic 2002-1 CDO, Ltd...............................................          970.6            963.4
                                                                               ---------------  ---------------
Total........................................................................   $    1,413.2     $    1,444.8
                                                                               ===============  ===============

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)..........................................   $      151.0     $      183.2
Phoenix CDO II (December 2012 mandatorily redeemable)........................          374.5            375.6
Phoenix-Mistic 2002-1 CDO, Ltd. (September 2014 maturity)....................          919.5            913.2
                                                                               ---------------  ---------------
Total........................................................................   $    1,445.0     $    1,472.0
                                                                               ===============  ===============

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of
$1,389.2 million and $1,350.0 million at March 31, 2004 and December 31, 2003, respectively. In addition, cash
and

accrued investment income of $24.0 million and $94.8 million are included in these amounts at March 31, 2004 and December 31, 2003, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $1,304.9 million and $1,344.3 million at March 31, 2004 and December 31, 2003, respectively, and non-recourse derivative cash flow hedge liabilities of $140.1 million (notional amount of $1,145.1 million with maturities of
2005-2013) and $127.8 million (notional amount of $1,211.3 million with maturities of 2005-2013) at March 31,
2004 and December 31, 2003, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities is $24.2 million and $22.3 million at March 31, 2004 and December 31, 2003, respectively.

Fair Value and Cost of Debt and Equity Securities               March 31, 2004            December 31, 2003
Pledged as Collateral:                                    --------------------------  -------------------------
($ amounts in millions)                                   Fair Value        Cost       Fair Value       Cost
                                                          -----------   ------------  ------------  -----------

Debt securities pledged as collateral..................    $ 1,388.3      $ 1,268.0     $ 1,348.8     $ 1,247.4
Equity securities pledged as collateral................          0.9            0.7           1.2           0.7
                                                          -----------   ------------  ------------  -----------
Total debt and equity securities
  pledged as collateral................................    $ 1,389.2      $ 1,268.7     $ 1,350.0     $ 1,248.1
                                                          ===========   ============  ============  ===========

Gross and Net Unrealized Gains and Losses from                  March 31, 2004            December 31, 2003
Debt and Equity Securities Pledged as Collateral:         --------------------------  -------------------------
($ amounts in millions)                                     Gains          Losses        Gains        Losses
                                                          -----------   ------------  ------------  -----------

Debt securities pledged as collateral..................    $   150.0      $   (29.8)    $   129.7     $  (28.3)
Equity securities pledged as collateral................          0.6           (0.3)          0.7         (0.2)
                                                          -----------   ------------  ------------  -----------
Total..................................................    $   150.6      $   (30.1)    $   130.4     $  (28.5)
                                                          ===========   ============  ============  ===========
Net unrealized gains...................................    $   120.5                    $   101.9
                                                          ===========                 ============

                                                                   As of March 31, 2004
                                          ---------------------------------------------------------------------
Aging of Temporarily Impaired Debt and      Less than 12 months   Greater than 12 months        Total
Equity Securities Pledged as Collateral:  ----------------------- ---------------------- ----------------------
($ amounts in millions)                     Fair      Unrealized     Fair     Unrealized   Fair      Unrealized
                                            Value       Losses       Value      Losses     Value       Losses
                                          ---------- ------------ ---------- ----------- ---------- -----------
Debt securities pledged as collateral
  by type
Corporate................................. $    8.9    $   (1.3)   $   48.6   $   (6.3)   $   57.5   $   (7.6)
Mortgage-backed...........................     13.6        (1.8)       26.9      (12.5)       40.5      (14.3)
Other Asset-backed........................     --          --          37.6       (7.9)       37.6       (7.9)
                                          ---------- ------------ ---------- ----------- ---------- -----------
Debt securities........................... $   22.5    $   (3.1)   $  113.1   $  (26.7)   $  135.6   $  (29.8)
Equity securities pledged as collateral...     --          (0.1)       --         (0.2)       --         (0.3)
                                          ---------- ------------ ---------- ----------- ---------- -----------
Total temporarily impaired securities
  pledged as collateral................... $   22.5    $   (3.2)   $  113.1   $  (26.9)   $  135.6   $  (30.1)
                                          ========== ============ ========== =========== ========== ===========

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security's amortized cost totals $30.1 million at March 31, 2004. Debt securities with a fair value less than
80% of the security's amortized totaled $19.3 million at March 31, 2004. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at March 31, 2004.

We recognized a $4.7 million and a $4.9 million charge to earnings in the quarters ended March 31, 2004 and
2003, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.
$3.7 million and $3.1 million of the 2004 and 2003 charge, respectively, relate to our direct investment in these consolidated trusts.

The effect of the method of consolidation of theses three collateralized debt obligation trusts was to decrease our net income $1.0 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively, and to decrease our stockholders' equity by $79.4 million and $77.3 million as of March 31, 2004 and December
31, 2003, respectively.

The above non-cash charges to earnings and stockholders' equity primarily relate to realized investment and unrealized investment and derivative cash flow gains (losses) within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations.
Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations. The FASB continues to evaluate, through the issuance of FASB staff positions, the various technical implementation issues related to consolidation accounting. We will continue to assess the impact of any new implementation guidance issued by the FASB as well as evolving interpretations among accounting professionals. Additional guidance and interpretations may affect our application of consolidation accounting in future periods.

The amount of derivative cash flow hedge ineffectiveness recognized for the three months ended March 31,
2004 and 2003 is not material to our consolidated financial statements.

8.   Income Taxes
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               --------------------------------
Income Taxes (Benefit) Applicable to Comprehensive Income (Loss):                                     2003
($ amounts in millions)                                                             2004            Restated
                                                                               ---------------  ---------------
Income taxes (benefit) applicable to:
Continuing operations........................................................   $        7.3     $       (2.4)
Discontinued operations......................................................           (1.1)            (0.1)
                                                                               ---------------  ---------------
Net income (loss)............................................................            6.2             (2.5)
Other comprehensive income (loss)............................................           19.7            (11.9)
                                                                               ---------------  ---------------
Comprehensive income (loss)..................................................   $       25.9     $      (14.4)
                                                                               ===============  ===============

Current......................................................................   $       (8.0)    $       10.2
Deferred.....................................................................           33.9            (24.6)
                                                                               ---------------  ---------------
Income taxes (benefit) applicable to comprehensive income (loss).............   $       25.9     $      (14.4)
                                                                               ===============  ===============

For the three months ended March 31, 2004 and 2003, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               --------------------------------
Analysis of Effective Income Tax Rates:                                                               2003
($ amounts in millions)                                                             2004            Restated
                                                                               ---------------  ---------------

Income taxes at statutory rate...............................................   $        9.6     $        0.7
Tax advantaged investment income.............................................           (1.3)            (1.5)
Non-taxable minority interest income.........................................           (1.3)            (1.0)
Other, net...................................................................            0.3             (0.6)
                                                                               ---------------  ---------------
Income taxes (benefit) applicable to continuing operations...................   $        7.3     $       (2.4)
                                                                               ===============  ===============

Effective income tax (benefit) rates.........................................           26.7%          (114.3)%
                                                                               ===============  ===============

9.   Employee Benefits

Pension and other post-retirement benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-retirement benefit costs follow:

                                                                                     Three Months Ended
                                                                                           March 31,
Components of Pension Benefit Costs:                                           --------------------------------
($ amounts in millions)                                                             2004             2003
                                                                               ---------------  ---------------

Service cost.................................................................   $        3.3     $        3.4
Interest cost................................................................            8.0              8.0
Expected return on plan assets...............................................           (8.1)            (6.7)
Net (gain) loss amortization.................................................            1.2              1.2
Prior service cost amortization..............................................            0.3              0.5
Net transition asset amortization............................................           (0.6)            (0.6)
                                                                               ---------------  ---------------
Pension benefit cost.........................................................   $        4.1     $        5.8
                                                                               ===============  ===============

Components of Other Post-retirement Benefit Costs:
($ amounts in millions)

Service cost.................................................................   $        0.5     $        0.6
Interest cost................................................................            1.1              1.5
Net gain amortization........................................................           --               (0.2)
Prior service cost amortization..............................................           (0.7)            (0.1)
                                                                               ---------------  ---------------
Other post-retirement benefit cost...........................................   $        0.9     $        1.8
                                                                               ===============  ===============

As previously disclosed in our consolidated financial statements for the year ended December 31, 2003, we expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004. A quarterly estimated contribution of $2.5 million was made to the pension plan in April 2004.

We are currently evaluating our required pension funding, taking into consideration the effects of the Pension
Funding Equity Act of 2004, as well as the pending sale of Griffith and Main Street. In addition, we will be revaluing our employee benefit assets and liabilities on the date of sale of Griffith and Main Street, which is expected to be during the second quarter of 2004. We expect to recognize a curtailment gain during the second quarter of 2004 as a result of the revaluation.

Savings plans

During the three months ended March 31, 2004 and 2003, we incurred costs of $1.9 million and $1.6 million, respectively, for contributions to our employer-sponsored savings plans.

Our contributions to sponsored savings plans may be in the form of common stock or cash. During the three months ended March 31, 2004 and 2003, we contributed 134,281 and 42,333 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $2.1 million and $0.7 million (weighted average cost of $15.87 per share for both periods) and an aggregate market value of
$1.8 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

Stock-based compensation

                                                               Three Months Ended March 31,
                                            -------------------------------------------------------------------
Stock Option Activity:                                    2004                              2003
                                            ---------------------------------  --------------------------------
                                                                Weighted-                         Weighted-
                                                Number           Average           Number          Average
                                                  of             Exercise            of            Exercise
                                            Common Shares         Price        Common Shares        Price
                                            ---------------   ---------------  ---------------  ---------------

Outstanding, beginning of period..........      4,627,856      $      15.45        4,409,558     $      16.20
Granted...................................        130,000             13.00               --            --
Canceled..................................        (73,909)            16.20               --            --
Forfeited.................................       (134,258)            15.48          (21,139)           16.20
                                            ---------------                    ---------------
Outstanding, end of period................      4,549,689      $      15.37        4,388,419     $      16.20
                                            ===============   ===============  ===============  ===============

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for all stock-based compensation, follow:

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                               --------------------------------
Pro Forma Net Income and Earnings Per Share:                                                         2003
($ amounts in millions, except per share data)                                      2004           Restated
                                                                               ---------------  ---------------

Net income, as reported......................................................   $       16.6     $        1.3
Add:  Employee stock option compensation expense included in net income,
  net of applicable income taxes.............................................            0.2             --
Deduct:  Employee stock option compensation expense determined under
  fair value accounting for all awards, net of applicable income taxes.......           (1.3)            (1.1)
                                                                               ---------------  ---------------
Pro forma net income.........................................................   $       15.5     $        0.2
                                                                               ===============  ===============

Basic earnings per share:
    As reported..............................................................   $       0.18     $       0.01
    Pro forma................................................................   $       0.16     $      --
Diluted earnings per share:
    As reported..............................................................   $       0.16     $       0.01
    Pro forma................................................................   $       0.15     $      --

During the first quarter of 2004, we granted 130,000 stock options which vest over three years. The options had a weighted-average fair value of $4.84 per option ($0.6 million aggregate) which we are expensing over their three-year vesting period. No options were granted during the first quarter of 2003.

Restricted stock units (RSUs)
                                                                  Three Months Ended March 31,
RSU Activity at Weighted-average Exercise Price: --------------------------------------------------------------
($ amounts in millions, except exercise price)                2004                            2003
                                                 -------------------------------  -----------------------------
                                                                    Exercise                        Exercise
                                                     RSUs            Price            RSUs            Price
                                                 --------------  --------------  --------------  --------------

Outstanding, beginning of period..............       1,436,843     $     10.47         573,477     $     13.95
Awarded to officers and directors.............          46,073           14.03         394,737            7.60
                                                 --------------                  --------------
Outstanding, end of period....................       1,482,916     $     10.58         968,214     $     11.36
                                                 ==============  ==============  ==============  ==============

Generally, the shares underlying these awards which are or become vested will be issued on the later of June
26, 2006 or each employee's and each director's respective termination or retirement.

10.  Earnings Per Share
                                                                                        Three Months Ended
                                                                                              March 31,
Shares Used in Calculation of Basic and Diluted Earnings Per Share:               -----------------------------
(in thousands)                                                                         2004            2003
                                                                                  -------------  --------------

Weighted average common shares outstanding.......................................      94,512          94,046
                                                                                  -------------  --------------
Effect of potential common shares:
  Equity units...................................................................       5,884              --
  Restricted stock units.........................................................       1,456             968
  Director and employee stock options............................................         156              --
                                                                                  -------------  --------------
Potential common shares..........................................................       7,496             968
Less: anti-dilutive potential common shares......................................          --              --
                                                                                  -------------  --------------
Dilutive potential common shares.................................................       7,496             968
                                                                                  -------------  --------------
Weighted average common shares outstanding and dilutive potential common shares..     102,008          95,014
                                                                                  =============  ==============

Employee Stock Options and Equity Units excluded from Calculation Due to
Anti-Dilutive Exercise Prices (i.e., in excess of average common share market prices):

    Stock options................................................................       3,996           4,387
    Equity units.................................................................          --          17,424

Treasury stock

During the three months ended March 31, 2004 and 2003, we made no purchases of our common stock in the market.

11.  Contingent Liabilities

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

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $165.0 million as of March 31, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $155.0 million as of March 31, 2004. We did not recognize any gains or losses during the three months ended March 31, 2004.

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
However, it is our opinion, based on current information and after consideration of the provisions made in these consolidated financial statements, as described above, that future developments will not have a material effect on our financial position.

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

Further, we were, along with Sun Life Assurance of Canada, or Sun Life, and Cologne Life Reinsurance Company,
or Cologne Life, a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, we joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, we and Sun
Life sought to cancel our retrocession agreements on the grounds that material misstatements and nondisclosures were made to us about, among other things, the amount of risks we would be reinsuring. The arbitration proceeded only with respect to the Unicover pool because we, Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000. In October 2002, the arbitration panel issued its decision that the agreement by which we provided retrocessional reinsurance to the pool was valid only to the extent of business bound or renewed to that agreement on or before August 31, 1998. This decision had the effect of granting us a substantial discount on our potential liabilities, because most of the business was bound or renewed to the agreement after August 31, 1998. In a clarification dated January 4, 2003, the arbitration panel confirmed its decision. A significant portion of our remaining potential liabilities as a retrocessionaire of the pool may be recovered from our retrocessionaires.

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

The likelihood of obtaining the additional recoveries from our retrocessionaires cannot be estimated with a reliable degree of certainty at this stage of our recovery efforts. This is due in part to the lack of sufficient claims information (which has resulted from disputes among ceding reinsurers leading to delayed processing, reporting blockages and standstill agreements among reinsurers) and, in part, to the matters discussed below under "Related Proceedings."

The amounts paid and the results achieved in the above settlements and arbitration decision are reflected in our consolidated financial statements. As we believe the amounts previously reserved for these matters are sufficient, we have established no additional reserves with respect to these settlements and arbitration decision.

Related Proceedings

In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. Currently, we are involved in separate arbitration proceedings with three of our own retrocessionaires, which have sought on various grounds to avoid paying any amounts to us or have reserved rights. Because the same retrocession program that covers our Unicover business covers a significant portion of our other remaining group accident and health reinsurance business, we could have additional material losses if one or more of our retrocessionaires successfully avoids its obligations.

With one of those retrocessionaires, we had three disputes. One concerns an agreement under which the retrocessionaire reinsures us for up to $45 thousand per loss in excess of a $5 thousand retention. In June
2003, the arbitration panel issued its decision, which upheld in all material respects the retrocessional obligations to us. The decision is the subject of a pending appeal only with respect to the Unicover business.
The other two disputes were settled in March 2004 and did not have a material effect on our reinsurance recoverable balances. As of March 31, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $57.0 million, subject to further development.

The dispute with another retrocessionaire, which sought to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, was the subject of an arbitration in November 2003. In December 2003, the arbitration panel issued its interim decision, which is confidential. The financial implications of the interim decision are consistent with our current financial provisions. In March 2004, this retrocessionaire made an interim payment of $6.0 million. As of March 31, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $1.0 million, subject to further development.

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

At this stage, we cannot predict the outcome of the above matters, nor can we estimate the amount at risk with a reliable degree of certainty. This is due, in part, to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers). These circumstances apply with regard both to business related to
Unicover and to business not related to Unicover.

Other Proceedings

Another set of disputes involves personal accident business that was reinsured in the mid-1990s in the London reinsurance market in which we participated. These disputes involve multiple layers of reinsurance and allegations that the reinsurance program created by the brokers involved in placing those layers was interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in litigation or arbitration in attempts to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, many of these companies are currently participating in negotiations of the disputes for certain contract years, and we believe that similar discussions will follow for the remaining years. Although we are vigorously defending our contractual rights, we are actively involved in the attempt to reach negotiated business solutions. At this stage, we cannot predict the outcome, nor can we estimate the amount at risk, with a reliable degree of certainty. This is due, in part, to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers).

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

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of March 31, 2004 as compared to December 31, 2003; our consolidated results of operations for the three months ended March 31, 2004 and 2003; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2003 in our 2003 Annual Report on Form 10-K.

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

We manufacture our products through two operating segments -- Life and Annuity and Asset Management -- which include three product lines -- life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, a range of variable annuity offerings and other products and services, including executive benefits and private placement life and annuity products. Asset Management comprises two lines of business --
private client and institutional.

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
Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. These assets are investments of the general account of our Life Companies. Corporate and Other includes: indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

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

Our expenses consist principally of:

   •  insurance policy benefits provided to policyholders, including interest credited on policies;
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

Prior to Phoenix Life's demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of December 31, 2003, 74% of our life insurance reserves were for participating policies. As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividends expense was $418.8 million during 2003 and $401.8 million during 2002.

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

Discontinued Operations

On March 31, 2004, we completed the previously announced sale of 100% of the common stock held by us in Phoenix
National Trust Company. The effect of this transaction is immaterial to our consolidated financial statements.
Phoenix National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations. See Note 11 to our consolidated financial statements in this Form 10-Q for detailed information regarding our discontinued
operations.

Other Recent Acquisitions and Divestitures

Life and Annuity

On March 22, 2004, we entered into a definitive agreement to sell our retail broker-dealer operations to
Linsco/Private Ledger Financial Services, or LPL. As part of the transaction, advisors affiliated with WS
Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, will cease to be affiliated with Phoenix but will have the opportunity to transition to LPL as independent registered representatives. The transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to close on or about June 1, 2004. We expect to realize an annualized pre-tax earnings benefit of $10 million or more, which is comprised of expense savings, net of reduced broker-dealer revenues and increased policy acquisition cost amortization expense. As a result of this transaction, we may experience a temporary increase in surrender or lapse rates related to life and annuity inforce previously sold through
Main Street or Griffith, resulting in an increase in policy acquisition cost amortization expense in future periods. In addition, we may experience a temporary reduction in life and annuity sales as a result of the transition of the affiliated advisors to LPL and other broker-dealers.

We incurred a $3.6 million net of tax impairment charge, recorded as a realized investment loss related to Main
Street, and a $0.6 million after-tax charge for severance costs during the first quarter of 2004 related to this pending divestiture. We expect to incur an additional estimated $4.0 million after-tax charge during the second and third quarters of 2004 for additional severance costs, lease termination and other exit costs, partially offset by a net realized gain on the sale of Griffith, and a gain related to the curtailment of certain employee benefit plans.

On May 7, 2004, we signed a definitive agreement to sell Phoenix Global Solutions, Inc., our India-based information technology subsidiary, to Tata Consultancy Services, a division of Tata Sons Ltd. This transaction, which is not material to our consolidated financial statements, is subject to regulatory approval and is expected to close during the second quarter of 2004.

In May 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $13.0 million during the remainder of 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of
December 31, 2007. No such consideration was paid during the three months ended March 31, 2004.

Asset Management

In 2002, we acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC, or Kayne Anderson
Rudnick, for $102.4 million; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we made a subsequent payment, during the three months ended March 31,
2004, of $30.1 million, based upon growth in management fee revenue for the purchased business through the end of 2003. This payment had been accrued for as goodwill as of December 31, 2003. In January 2004, one member of
Kayne Anderson Rudnick accelerated his put/call agreement at which time we acquired an additional 0.3% of Kayne
Anderson Rudnick. We are also obligated to purchase an additional 14.7% interest in the company by 2007.

We acquired the remaining minority interest in Walnut Asset Management LLC and Rutherford Brown & Catherwood,
LLC in March 2004 for $2.1 million as a result of the management members exercising their put/call agreements.
This additional purchase price was allocated by PXP to goodwill and definite-lived intangible assets.

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies and changed its name to
Phoenix Life Insurance Company, or Phoenix Life. See Note 3 to our consolidated financial statements in this
Form 10-Q for detailed information regarding the demutualization and closed block.

Recently Issued Accounting Standards

Post-retirement Benefits:  On January 12, 2004, the Financial Accounting Standards Board, or the FASB,
issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003, or the FSP. The FSP permitted employers that sponsor post-retirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, to defer accounting for any effects of the anticipated federal tax subsidy related to those drug benefits. We have elected to defer the associated accounting. Accordingly, the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost reflected in our financial statements and accompanying notes do not reflect the effects of any anticipated federal tax subsidy. In accordance with the FSP, our deferral must remain in effect until the earlier of: (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004.

Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change amounts reported herein as of March 31, 2004 and for the three months then ended.

Accounting Changes and Restatement of Prior Period

Nontraditional Long-Duration Contracts and Separate Accounts:  Effective January 1, 2004, we adopted the
AICPA's Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain
Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our consolidated financial statements.

Variable Interest Entities:  In January 2003, a new accounting standard was issued, FASB Interpretation
No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46-R in December
2003, with FIN 46-R providing additional interpretation as to existing standards on consolidation. FIN 46-R clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after January 31,
2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46-R for Special
Purpose Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. FIN
46-R requires our application of its provisions to non-SPE variable interest entities for periods ending after
March 15, 2004. The adoption of FIN 46-R for our non-SPE variable interest entities was immaterial to our consolidated financial statements at March 31, 2004.

Stock-based Compensation:  A new standard was issued by the FASB in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002. See Note 9 to our consolidated financial statements in this Form 10-Q for additional disclosure on the requirements of the new standard as it relates to our business.

Collateralized Obligation Trusts:  In 2003, we revised our method of consolidation for the years 2003,
2002 and 2001 for three collateralized obligation trusts for which we serve as investment advisor. Under the new method, the applicable assets, liabilities, revenues, expenses and minority interest are presented on a disaggregated basis and investments pledged as collateral are recorded at fair value with unrealized gains or losses recorded as a component of accumulated other comprehensive income, other-than-temporary impairment of investments are recorded as a charge to earnings, and non-recourse collateralized obligations are recorded at unpaid principal balance. Prior to our revision of previously reported 2003, 2002 and 2001 amounts, investments pledged as collateral were recorded at fair value with asset valuation changes directly offset by changes in the corresponding liabilities in a manner similar to separate accounts.

The effect of the consolidation of these three collateralized debt obligation trusts was to decrease our net income $1.0 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively, and to decrease our stockholders' equity by $79.4 million and $77.3 million as of March 31, 2004 and December 31,
2003, respectively.

These non-cash charges to earnings and stockholders' equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts, which losses will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, both these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized investment losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations. The FASB continues to evaluate, through the issuance of FASB staff positions, the various technical implementation issues related to consolidation accounting. We will continue to assess the impact of any new implementation guidance issued by the FASB as well as evolving interpretations among accounting professionals. Additional guidance and interpretations may affect our application of consolidation accounting in future periods.

See Notes 1 and 7 to our consolidated financial statements in this Form 10-Q for additional information on these revisions to our 2003 first quarter financial statements and see our 2003 Annual Report on Form 10-K for additional information on these revisions to our 2002 and 2001 financial statements and our consolidated collateralized obligation trusts and other variable interest entities.

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

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See our 2003 Annual Report on Form 10-K for a description of our critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated Financial Data:                                Three Months Ended
($ amounts in millions)                                                  March 31,
                                                              --------------------------------
                                                                                    2003
                                                                   2004           Restated          Change
                                                              ---------------  ---------------  ---------------
REVENUES:
Premiums.....................................................  $      232.7     $      246.1     $      (13.4)
Insurance and investment product fees........................         160.4            136.1             24.3
Investment income, net of expenses...........................         278.2            291.1            (12.9)
Net realized investment gains (losses).......................           2.5            (14.1)            16.6
                                                              ---------------  ---------------  ---------------
Total revenues...............................................         673.8            659.2             14.6
                                                              ---------------  ---------------  ---------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends............         345.6            350.8             (5.2)
Policyholder dividends.......................................         105.9            116.5            (10.6)
Policy acquisition cost amortization.........................          22.6             28.0             (5.4)
Intangible asset amortization................................           8.3              8.4             (0.1)
Interest expense on indebtedness.............................           9.8              9.8             --
Interest expense on non-recourse collateralized obligations..           8.9             13.3             (4.4)
Other operating expenses.....................................         145.4            130.3             15.1
                                                              ---------------  ---------------  ---------------
Total benefits and expenses..................................         646.5            657.1            (10.6)
                                                              ---------------  ---------------  ---------------
Income before income taxes and minority interest.............          27.3              2.1             25.2
Applicable income taxes (benefit)............................           7.3             (2.4)             9.7
                                                              ---------------  ---------------  ---------------
Income before minority interest..............................          20.0              4.5             15.5
Minority interest in net income of subsidiaries..............           3.7              2.8              0.9
                                                              ---------------  ---------------  ---------------
Income from continuing operations............................          16.3              1.7             14.6
Income (loss) from discontinued operations...................           0.3             (0.4)             0.7
                                                              ---------------  ---------------  ---------------
Net income...................................................  $       16.6     $        1.3     $       15.3
                                                              ===============  ===============  ===============

Three months ended March 31, 2004 vs. March 31, 2003

Premium revenue decreased $13.4 million, or 5%, in 2004 from the comparable period in 2003, primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued decline of the participating life inforce business. Compared to 2003, 2004 premium revenue for participating life policies decreased by $14.2 million. Since our 2001 demutualization, we no longer sell participating life policies resulting in a decline in renewal participating life premiums and related inforce.

Insurance and investment product fees increased $24.3 million, or 18%, in 2004 over the comparable period in
2003, due to higher fees in Life and Annuity primarily from higher fees for universal life insurance from growing inforce and higher attained age, higher fees for annuities from higher funds under management, and higher third-party revenues from our affiliated broker-dealer plus higher Asset Management investment product fees, from increased billable assets under management.

Net investment income decreased $12.9 million, or 4%, in 2004 from the comparable period in 2003, primarily due to a decrease in earnings from venture capital. Equity in earnings on venture capital investments decreased
$11.3 million to $17.6 million in the first quarter of 2004 from $28.9 million. In addition, investment income from our debt securities pledged as collateral related to our consolidated collateralized debt obligation trusts, or CDOs, decreased $4.2 million from the 2003 quarter, primarily due to decreased asset levels from paydowns and defaults.

Net realized investment gains (losses) improved by $16.6 million to a $2.5 million net gain in the first quarter of 2004 from a net realized loss of $14.1 million in the 2003 quarter, primarily due to lower impairments from improved credit market conditions, partially offset by lower net transaction related gains.
The first quarter of 2003 also included a net realized loss of $13.8 million related to the sale of a 50% of our interest in certain

venture capital partnerships to an outside third-party and the transfer of the remaining 50% of our interest in those partnerships to our closed block. Net realized investment gains in the first quarter of 2004 included a
$3.4 million after-tax charge for the impairment of investments pledged as collateral, $2.4 million of which relate to our general account direct investment in one of the related consolidated CDOs. In addition, net realized gains includes a $3.0 million after-tax gain on the redemption of a $260 million unconsolidated sponsored CDO and a $3.6 million after-tax charge related to the pending sale of Main Street.

Policy benefits decreased $5.2 million, or 1%, in 2004 from the comparable period in 2003, primarily due to lower annuity benefits from lower guaranteed minimum death benefit (GMDB) exposure, lower interest credited costs for annuities from lower spread based funds under management and lower crediting rates, and modestly lower death benefits partially offset by higher benefits for universal life and variable universal life insurance. Universal life benefits were higher due to one large claim while variable life benefits were higher due to increased reinsurance costs in 2004 and very favorable mortality in 2003.

Policyholder dividends decreased $10.6 million, or 9%, in 2004 from the comparable period in 2003, primarily due to the affect of lower investment earnings on the policyholder dividend obligation combined with slightly lower statutory dividend expense in 2004 compared to 2003.

Policy acquisition cost amortization decreased $5.4 million, or 19%, in 2004 from the comparable period in
2003, primarily due to lower amortization for annuities and variable universal life insurance from improved persistency in 2004 over 2003. Also, amortization was higher in 2003 for variable universal life due to very favorable mortality.

Interest expense on non-recourse collateralized debt obligations decreased $4.4 million, or 33%, in 2004 from the comparable period in 2003, primarily due to reduced investment income received by the consolidated CDOs, as discussed above, resulting in lower distributions to investment holders.

Other operating expenses, which included non-deferrable policy acquisition costs, broker-dealer commissions, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, increased $15.1 million, or 12%, in 2004 over the comparable period in 2003. This increase is principally due to: a $5.2 million increase on broker-dealer commission expense driven by higher sales at Griffith and Main Street; a $2.1 million increase in asset management mutual fund trailing commission and finders fee expense related to higher mutual fund sales; a $6 million increase in asset management formulaic compensation expense tied to management fee revenues; and a $6.3 million increase in short and long-term incentive compensation accruals due to a return to more normalized incentive compensation accrual levels, offset by a $9.8 million reduction in general and administrative expenses.

Our income taxes increased $9.7 million, in 2004 over the comparable period in 2003, primarily due to the $25.2 million increase in income before income tax and minority interest. Our 2004 effective tax rate of 26.7%
reflects the benefit of tax-advantaged investment holdings.

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

                                                                     Three Months Ended
Amounts Included in Income from Continuing Operations                     March 31,
Excluded from Operating Segment Results:                      --------------------------------
($ amounts in millions)                                            2004             2003            Change
                                                              ---------------  ---------------  ---------------

Net realized investment gains (losses), after income taxes...  $        0.8     $      (14.3)    $       15.1
Restructuring charges, after income taxes....................          (2.0)            (2.5)             0.5
Other income, after income taxes.............................          --                1.3             (1.3)
                                                              ---------------  ---------------  ---------------
Total........................................................  $       (1.2)    $      (15.5)    $       14.3
                                                              ===============  ===============  ===============

Net realized investment gains (losses) of $0.8 million and $(14.3) million for the three months ended March 31,
2004 and 2003, respectively, are net of offsets for policy dividend obligation, deferred policy acquisition costs and taxes as further detailed in Note 5 of our consolidated financial statements contained in this Form
10-Q.

2004 management restructuring charges relate to severance costs, including severance associated with the pending sale of Griffith and Main Street. 2003 management structuring charges relate to severance costs associated with the restructure of certain PXP operations.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300% RBC levels for 2004 and 2003. Capital within our Life Companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity Financial Data:                        Three Months Ended
($ amounts in millions)                                              March 31,
                                                          --------------------------------
                                                               2004             2003            Change
                                                          ---------------  ---------------  ---------------
Results of operations
Premiums...............................................    $      232.7     $      246.1     $      (13.4)
Insurance and investment product fees..................            89.5             78.1             11.4
Net investment income..................................           249.9            248.3              1.6
                                                          ---------------  ---------------  ---------------
Total segment revenues.................................           572.1            572.5             (0.4)
                                                          ---------------  ---------------  ---------------
Policy benefits, including policyholder dividends......           449.0            455.3             (6.3)
Policy acquisition cost amortization...................            22.2             27.5             (5.3)
Other operating expenses...............................            75.1             71.7              3.4
                                                          ---------------  ---------------  ---------------
Total segment benefits and expenses....................           546.3            554.5             (8.2)
                                                          ---------------  ---------------  ---------------
Segment income.........................................            25.8             18.0              7.8
Allocated income taxes.................................             7.2              4.0              3.2
                                                          ---------------  ---------------  ---------------
Segment income.........................................            18.6             14.0              4.6
Net realized investment losses, net of income taxes
  and other offsets....................................            (3.5)            (1.3)            (2.2)
Restructuring charges, after income taxes..............            (0.8)            --               (0.8)
                                                          ---------------  ---------------  ---------------
Segment net income.....................................    $       14.3     $       12.7     $        1.6
                                                          ===============  ===============  ===============

Three months ended March 31, 2004 vs. March 31, 2003

Premium revenue decreased $13.4 million, or 5%, in 2004 from the comparable period in 2003, primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued decline of the participating life inforce business. Compared to 2003, 2004 premium revenue for participating life policies decreased by $14.2 million. Since our 2001 demutualization, we no longer sell participating life policies resulting in a decline in renewal participating life premiums and related inforce.

Insurance and investment product fees increased $11.4 million, or 15%, in 2004 over the comparable period in
2003, due to: higher fees for life insurance from growing inforce and higher fee-based funds; higher fees for annuities from higher funds under management; and higher third-party revenues from our affiliated broker-dealer.

Policy benefits and dividends decreased $6.3 million, or 1%, in 2004 from the comparable period in 2003, primarily due to: lower annuity benefits from lower guaranteed minimum death benefit (GMDB) exposure; lower interest credited costs for annuities from lower spread based funds under management and lower crediting rates in 2004; and modestly lower death benefits and dividends for participating life insurance, partially offset by higher benefits for universal life and variable universal life insurance. Universal life benefits were higher due to one large claim, while variable life benefits increased due to higher reinsurance costs in 2004 and very favorable mortality in 2003 compared to relatively higher mortality in 2004.

Policy acquisition cost amortization decreased $5.3 million, or 19%, in 2004 from the comparable period in
2003, primarily due to lower amortization for annuities and variable universal life insurance from improved persistency in 2004 over 2003. Also, amortization was higher in 2003 for variable universal life due to very favorable mortality.

Other operating expenses, which included non-deferrable policy acquisition costs, broker-dealer commissions related to Griffith and Main Street and general and administrative costs, increased $3.4 million, or 5%, in
2004 over the comparable period in 2003. This increase is principally due to a $5.2 million increase in broker-dealer commissions driven by higher Griffith and Main Street sales and a $2.5 million increase in incentive compensation accruals due to a return to more normalized incentive compensation accrual levels, partially offset by a $6.0 million reduction in general and administrative costs.

Allocated income taxes increased $3.2 million in 2004 over the comparable period in 2003, primarily due to the increase in segment income before income taxes and minority interest.

Composition of Life and Annuity Segment Revenues by Product:   Three Months Ended
($ amounts in millions)                                             March 31,
                                                         --------------------------------
                                                              2004             2003            Change
                                                         ---------------  ---------------  ---------------
Life and annuity segment revenues by product
Variable universal life insurance......................   $       29.2     $       28.3     $        0.9
Universal life insurance...............................           50.8             48.2              2.6
Term life insurance....................................            3.2              3.1              0.1
Other life insurance...................................           38.6             33.4              5.2
                                                         ---------------  ---------------  ---------------
Total non-participating life insurance.................          121.8            113.0              8.8
Participating Life insurance...........................          398.3            411.0            (12.7)
                                                         ---------------  ---------------  ---------------
Total life insurance...................................          520.1            524.0             (3.9)
Annuities..............................................           52.0             48.5              3.5
                                                         ---------------  ---------------  ---------------
Segment revenues......................................    $      572.1     $      572.5     $       (0.4)
                                                         ===============  ===============  ===============

Three months ended March 31, 2004 vs. March 31, 2003

Universal life insurance revenue increased $2.6 million, or 5%, in 2004 over the comparable period in 2003, primarily due to higher cost of insurance charges from a growing inforce and higher attained age of contractholders, partially offset by lower investment earnings.

Other life insurance revenue increased $5.2 million, or 16%, in 2004 over the comparable period in 2003, primarily due to higher third-party revenue for our broker-dealer subsidiaries.

Annuity revenue increased $3.5 million, or 7%, in 2004 over the comparable period in 2003, primarily due to higher fees from increased funds under management and increased investment earnings, partially offset by lower surrender charges.

Composition of Life and Annuity Segment Income
Before Income Taxes by Product:                             Three Months Ended
($ amounts in millions)                                          March 31,
                                                      --------------------------------
                                                           2004             2003            Change
                                                      ---------------  ---------------  ---------------
Life and annuity segment income by product
Variable universal life insurance..................    $        8.2     $        6.3     $        1.9
Universal life insurance...........................             1.9              4.7             (2.8)
Term life insurance................................             0.3              0.4             (0.1)
Other life insurance...............................             3.7              3.1              0.6
                                                      ---------------  ---------------  ---------------
Total non-participating life insurance.............            14.1             14.5             (0.4)
Participating Life insurance.......................             8.9              8.8              0.1
                                                      ---------------  ---------------  ---------------
Total life insurance...............................            23.0             23.3             (0.3)
Annuities..........................................             2.8             (5.3)             8.1
                                                      ---------------  ---------------  ---------------
Segment income before income taxes.................    $       25.8     $       18.0     $        7.8
                                                      ===============  ===============  ===============

Three months ended March 31, 2004 vs. March 31, 2003

Variable Universal Life pre-tax income increased $1.9 million, or 30%, in 2004 over the comparable period in
2003, primarily due to increased revenue, as discussed above, combined with lower expense levels and lower amortization of policy acquisition costs. Amortization of policy acquisition costs was higher in 2003 compared with 2004 due to very favorable mortality and higher surrenders in 2003.

Universal Life pre-tax income decreased $2.8 million, or 60%, in 2004 from the comparable period in 2003, primarily due to higher benefit costs from a $5.0 million death claim ($3.9 million after offset for deferred acquisition costs), partially offset by increased revenues, as discussed above.

Annuity pre-tax income increased $8.1 million, or 153%, in 2004 over the comparable period in 2003, primarily due to increased revenues, as discussed above, lower benefit costs from lower GMDB exposure and lower reinsurance costs, lower interest credited costs from lower spread type funds under management and lower crediting rates and lower amortization of policy acquisition costs from improved persistency and fund performance.

Asset Management Segment

Summary Asset Management Financial Data:                               Three Months Ended
($ amounts in millions)                                                     March 31,
                                                                  -----------------------------
                                                                       2004           2003          Change
                                                                  -------------- -------------- --------------
Results of operations
Investment product fees..........................................  $      70.1    $      57.2    $      12.9
Net investment income............................................          0.1            0.2           (0.1)
                                                                  -------------- -------------- --------------
Total segment revenues...........................................         70.2           57.4           12.8
                                                                  -------------- -------------- --------------
Intangible asset amortization....................................          8.3            8.4           (0.1)
Other operating expenses.........................................         58.1           52.0            6.1
                                                                  -------------- -------------- --------------
Total segment expenses...........................................         66.4           60.4            6.0
                                                                  -------------- -------------- --------------
Segment income (loss) before income taxes and minority interest..          3.8           (3.0)           6.8
Allocated income taxes (benefit).................................          0.4           (2.1)           2.5
                                                                  -------------- -------------- --------------
Segment income (loss) before minority interest...................          3.4           (0.9)           4.3
Minority interest in segment income..............................          3.7            2.8            0.9
                                                                  -------------- -------------- --------------
Segment loss.....................................................  $      (0.3)   $      (3.7)   $       3.4
Restructuring charges, net of income taxes.......................         --             (3.0)           3.0
Realized investment gains, net of income taxes...................          1.4           --              1.4
Other............................................................         (0.1)           1.3           (1.4)
                                                                  -------------- -------------- --------------
Segment net income (loss)........................................  $       1.0    $      (5.4)   $       6.4
                                                                  ============== ============== ==============

Three months ended March 31, 2004 vs. March 31, 2003

Investment product fees increased $12.9 million, or 23%, in 2004 from the comparable period in 2003. Private client and institutional investment product fees increased $7.6 million and $4.7 million, respectively, as a result of increased billable assets under management. Approximately 58% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fees to lag behind changes in assets under management.

Assets under management, excluding the general account of our Life Companies, were $46.7 billion, $40.3 billion, and $46.3 billion, at March 31, 2004 and 2003, and at December 31, 2003, respectively. The increase in assets under management since March 31, 2003 and December 31, 2003 is primarily due to positive investment performance of $8.1 billion and $0.9 billion, respectively. Sales of private client products for the three-month period in 2004 were $1.3 billion, an increase of 39% from the same period in 2003. Redemptions from existing accounts for the three-month period in 2004 were $1.5 billion, an increase of 32% from the same period in 2003. Sales of institutional accounts for the three-month period in 2004 were $0.6 billion, a decrease of
25% from the same period in 2003. Lost accounts and withdrawals from existing accounts for the three-month period in 2004 were $0.8 billion, which includes $0.3 billion as a result of the Company's decision to redeem one sponsored CDO during the first quarter of 2004 which resulted in a $4.6 million realized investment gain in the Corporate Segment, an increase of 25% from the same period in 2003.

Other operating expenses increased $6.1 million, or 12%, in 2004 over the comparable period in 2003, of which
$5.5 million related to compensation expense and $0.6 million related to other non-compensation related operating expenses. The increase in compensation expense was primarily the result of a $5.4 million increase in incentive compensation, which resulted from higher bonus pools. The increase in bonus pools is the result of increased earnings and revenues at certain of our partner firms that have formula-based incentives. The increase in non-compensation related operating expenses was primarily the result of increased trailing commissions and

finders fees offset, in part, by a decrease in computer services charges. These increases were partially offset by an approximate $2.0 million decrease in employment and other operating expenses.

Allocated income taxes increased $2.5 million, or 119%, in 2004 over the comparable period in 2003, primarily as a result of segment income in 2004 compared to segment losses in 2003.

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

During the first quarter of 2003, we sold 50% of our interest in certain venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $19.4 million ($5.1 million recorded in 2002 and $14.3 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block are each funding half of these commitments. At the time of transfer, the partnerships transferred to the closed block constituted less than 0.5% of the assets of the closed block.

                                                                       Three Months Ended
                                                                            March 31,
Summary Venture Capital Segment Financial Data:                   ------------------------------
($ amounts in millions)                                               2004           2003          Change
                                                                  -------------  -------------  -------------

Net realized losses on partnership cash and stock distributions..  $     (3.4)    $     (6.2)    $      2.8
Net unrealized gains on partnership investments..................        15.7           31.0          (15.3)
Partnership operating expenses...................................        (0.7)          (0.9)           0.2
                                                                  -------------  -------------  -------------
Segment net investment income....................................        11.6           23.9          (12.3)
Applicable income taxes..........................................         4.1            8.4           (4.3)
                                                                  -------------  -------------  -------------
Segment net income...............................................  $      7.5     $     15.5     $     (8.0)
                                                                  =============  =============  =============

Three months ended March 31, 2004 vs. March 31, 2003

Net investment income decreased $12.3 million, in 2004 from the comparable period in 2003, due primarily to the true-up to the partnerships' audited financial statements from estimated amounts as of December 31, 2003. The true-up to the partnerships' audited financial statements reflected in the first quarter 2004 results was $21.3 million lower than the true-up recognized in the first quarter of 2003. This decrease was partially offset by higher gains realized on cash and stock distributions in the first quarter of 2004 and the effect of overall improved equity market conditions.

Our accounting methodology makes downward adjustments based on public market indices, but limits upward adjustments to the amounts previously reported by the partnerships. Accordingly, we do not record gains until they are reported by the partnerships. As a result, the effect of our adjusting estimated partnership results to actual results increased investment income by $9.2 million and $30.5 million for the three months ended
March 31, 2004 and 2003, respectively.

                                                                    Three Months Ended
                                                                         March 31,
Activity in Venture Capital Segment Investments:               --------------------------------
($ amounts in millions)                                             2004             2003            Change
                                                               ---------------  ---------------  --------------

Contributions (dollars invested)..............................  $        7.9     $       11.6     $      (3.7)
Equity in earnings of partnerships............................          11.6             23.9           (12.3)
Distributions.................................................         (13.6)            (3.0)          (10.6)
Proceeds from sale of partnership interests and transfer to
  closed block................................................          --              (52.2)           52.2
Realized loss on sale of partnership interests and transfer to
  closed block................................................          --              (13.8)           13.8
                                                               ---------------  ---------------  --------------
Change in venture capital investments.........................           5.9            (33.5)           39.4
Venture capital segment investments, beginning of period......         196.3            227.8           (31.5)
                                                               ---------------  ---------------  --------------
Venture capital segment investments, end of period............  $      202.2     $      194.3     $       7.9
                                                               ===============  ===============  ==============

Three months ended March 31, 2004 vs. March 31, 2003

Venture capital investments increased $39.4 million, in 2004 compared to the change for 2003, primarily due to proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in
2003, which reduced the venture capital investments balance by $66.0 million in the first quarter of 2003. This change was partially offset by a decrease in equity in earnings of $12.3 million and venture capital distributions, which increased $10.6 million over the first quarter of 2003.

Segment Investments in Segment Venture Capital Partnerships by Type:
($ amounts in millions)                                                         Mar 31, 2004     Dec 31, 2003
                                                                               ---------------  ---------------

Technology...................................................................   $       32.6     $       36.8
Telecommunications...........................................................           13.2             13.3
Biotechnology................................................................           16.7             16.3
Health care..................................................................            7.7              8.2
Consumer and business products and services..................................           35.2             29.6
Financial services...........................................................           29.1             28.5
Other........................................................................           53.3             44.9
                                                                               ---------------  ---------------
Private holdings.............................................................          187.8            177.6
Public holdings..............................................................           12.6             11.3
Cash and cash equivalents....................................................            1.4              5.5
Other........................................................................            0.4              1.9
                                                                               ---------------  ---------------
Venture capital partnerships.................................................   $      202.2     $      196.3
                                                                               ===============  ===============

Unfunded commitments.........................................................   $       69.0     $       76.7
                                                                               ===============  ===============

See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding our
Venture Capital segment.

Corporate and Other Segment

                                                                Three Months Ended
                                                                       March 31,
Summary Corporate and Other Financial Data:               --------------------------------
($ amounts in millions)                                                         2003
                                                               2004           Restated           Change
                                                          ---------------  ---------------  ---------------

Corporate investment income............................    $        0.9     $        0.5     $        0.4
Investment income from collateralized obligations......            10.1             14.1             (4.0)
Interest expense on indebtedness.......................            (9.8)            (9.8)            --
Interest expense on non-recourse collateralized
  obligations..........................................            (8.9)           (13.3)             4.4
Corporate expenses.....................................            (3.9)             0.1             (4.0)
International..........................................            --               (1.3)             1.3
Other..................................................            (1.1)            (1.7)             0.6
                                                          ---------------  ---------------  ---------------
Segment loss, before income taxes......................           (12.7)           (11.4)            (1.3)
Allocated income tax (benefit).........................            (4.4)            (2.8)            (1.6)
                                                          ---------------  ---------------  ---------------
Segment loss...........................................    $       (8.3)    $       (8.6)    $        0.3
Net realized investment losses, net of income
  taxes and other offsets..............................             2.9            (13.0)            15.9
Restructuring charges, after income taxes..............            (1.1)             0.5             (1.6)
                                                          ---------------  ---------------  ---------------
Segment net loss.....................................      $       (6.5)    $      (21.1)    $       14.6
                                                          ===============  ===============  ===============

Three months ended March 31, 2004 vs. March 31, 2003

Investment income from debt and equity securities pledged as collateral related to our consolidated CDOs decreased $4.0 million, or 28%, in 2004 from the comparable period in 2003, primarily due to decreased asset levels from paydowns and defaults.

Interest expense on non-recourse collateralized obligations decreased $4.4 million, or 33%, in 2004 from the comparable period in 2003, due to reduced investment income received by the CDOs, as discussed above, resulting in lower distributions to investment holders.

Corporate expenses increased $4.0 million, in 2004 over the comparable period in 2003, primarily due to a return to more normalized incentive compensation accruals.

International results improved by $1.3 million, in 2004 from the comparable period in 2003, primarily due to improved results from our Argentine financial services and our India-based software services subsidiaries.

General Account

The invested assets in the Life Companies' general account are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers. Our asset management professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

Debt and Equity Securities Pledged as Collateral and Non-recourse Collateralized Obligations

Investments pledged as collateral are assets held for the benefit of those institutional clients, which have investments in structured bond products offered and managed by our asset management subsidiary.

See Note 7 to our consolidated financial statements in this Form 10-Q and our 2003 Annual Report on Form 10-K for more information.

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

Annuity Deposit Fund Balances
($ amounts in millions)

                                                                                 Mar 31, 2004     Dec 31, 2003
                                                                               ---------------  ---------------
Policyholder deposit funds
Retirement Planners Edge GIAs................................................   $    1,170.2     $    1,209.4
Other variable annuity GIAs..................................................          830.2            858.0
                                                                               ---------------  ---------------
Variable annuity GIAs........................................................        2,000.4          2,067.4
Fixed annuities..............................................................        1,055.0          1,056.9
                                                                               ---------------  ---------------
Total variable annuity GIAs and fixed annuities..............................   $    3,055.4     $    3,124.3
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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2004, our general account held debt securities with a carrying value of $13,631.0 million, representing 79.3% of total general account investments. Public debt securities represented 78.9% of total debt securities, with the remaining 21.1% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to three collateralized obligation trusts we sponsor. See Note 7 of our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account net cash flows are invested in investment grade debt securities.
In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of March 31, 2004, our total below investment grade securities totaled $1,115.4 million, or 8.2%, of our total debt security portfolio. Of that amount, $828.7 million, or 6.1%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater, which is equivalent to B or below) totaled $286.7 million, or 2.1%, of our total debt security portfolio.

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

General Account Debt Security Portfolios at Fair Value by Rating:
($ amounts in millions)

 SVO         S&P Equivalent       Total Debt Securities     Public Debt Securities    Private Debt Securities
                                -------------------------  ------------------------- --------------------------
                                   Mar 31,      Dec 31,       Mar 31,      Dec 31,      Mar 31,      Dec 31,
Rating         Designation          2004         2003          2004         2003         2004         2003
--------  ---------------------------------- ------------  ------------ ------------ ------------ -------------

  1       AAA/AA/A............   $  8,895.3   $  8,821.2   $   7,456.2   $  7,442.1   $  1,439.1   $  1,379.1
  2       BBB.................      3,620.3      3,350.8       2,389.0      2,160.6      1,231.3      1,190.2
                                ------------ ------------  ------------ ------------ ------------ -------------
    Total investment grade         12,515.6     12,172.0       9,845.2      9,602.7      2,670.4      2,569.3
  3       BB..................        828.7        764.9         705.6        635.5        123.1        129.4
  4       B...................        200.2        218.9         154.7        157.8         45.5         61.1
  5       CCC and lower.......         67.6         94.6          31.3         53.7         36.3         40.9
  6       In or near default..         18.9         22.6          15.3         19.0          3.6          3.6
                                ------------ ------------ ------------- ------------ ------------ -------------
    Total debt securities        $ 13,631.0   $ 13,273.0   $ 10,752.1    $ 10,468.7   $  2,878.9   $  2,804.3
                                ============ ============ ============= ============ ============ =============

The following tables present our general account debt security portfolios by investment type, along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                   As of March 31, 2004
                                      -------------------------------------------------------------------------
                                                                              Unrealized Gains (Losses)
                                                                    -------------------------------------------
Debt Securities by Type:                  Fair                          Gross         Gross
($ amounts in millions)                  Value           Cost           Gains         Losses           Net
                                      -------------  -------------  -------------  -------------  -------------

U.S. government and agency...........  $    780.9     $    704.5     $     76.6     $     (0.2)    $     76.4
State and political subdivision......       515.0          462.7           52.4           (0.1)          52.3
Foreign government...................       274.0          245.2           29.0           (0.2)          28.8
Corporate............................     7,167.7        6,689.4          510.1          (31.8)         478.3
Mortgage-backed......................     3,094.2        2,910.5          185.6           (1.9)         183.7
Other asset-backed...................     1,799.2        1,771.9           62.1          (34.8)          27.3
                                      -------------  -------------  -------------  -------------  -------------
Total debt securities................  $ 13,631.0     $ 12,784.2     $    915.8     $    (69.0)    $    846.8
                                      =============  =============  =============  =============  =============
Debt securities outside closed block:

    Unrealized gains.................  $  5,715.3     $  5,419.7     $    295.6     $     --       $    295.6
    Unrealized losses................       779.9          822.2           --            (42.3)         (42.3)
                                      -------------  -------------  -------------  -------------  -------------
    Total outside the closed block...     6,495.2        6,241.9          295.6          (42.3)         253.3
                                      -------------  -------------  -------------  -------------  -------------
Debt securities in closed block:

    Unrealized gains.................     6,490.7        5,870.5          620.2           --            620.2
    Unrealized losses................       645.1          671.8           --            (26.7)         (26.7)
                                      -------------  -------------  -------------  -------------  -------------
    Total in the closed block........     7,135.8        6,542.3          620.2          (26.7)         593.5
                                      -------------  -------------  -------------  -------------  -------------
Total debt securities................  $ 13,631.0     $ 12,784.2     $    915.8     $    (69.0)    $    846.8
                                      =============  =============  =============  =============  =============

                                                                   As of March 31, 2004
                                            -------------------------------------------------------------------
Debt Securities by Type and Credit Quality:         Investment Grade               Below Investment Grade
($ amounts in millions)                     ---------------------------------  --------------------------------
                                               Fair Value           Cost          Fair Value          Cost
                                            ---------------   ---------------  ---------------  ---------------

U.S. government and agency.................  $      780.9      $      704.5     $       --       $       --
State and political subdivision............         515.0             462.7             --               --
Foreign government.........................         150.0             136.0            124.0            109.2
Corporate..................................       6,359.7           5,908.8            808.0            780.6
Mortgage-backed............................       3,030.2           2,855.9             64.0             54.6
Other asset-backed.........................       1,679.8           1,642.9            119.4            129.0
                                            ---------------   ---------------  ---------------  ---------------
Total debt securities......................  $   12,515.6      $   11,710.8     $    1,115.4     $    1,073.4
                                            ===============   ===============  ===============  ===============

Percentage of total debt securities........         91.8%             91.6%             8.2%             8.4%
                                            ===============   ===============  ===============  ===============

Investment Grade Debt Securities (Fair Value):                            As of March 31, 2004
($ amounts in millions)                                      --------------------------------------------------
                                                                   Total           AAA/AA/A            BBB
                                                             ---------------  ---------------   ---------------

U.S. government and agency................................    $      780.9     $      780.9      $       --
State and political subdivision...........................           515.0            501.3              13.7
Foreign government........................................           150.0             42.4             107.6
Corporate.................................................         6,359.7          3,359.9           2,999.8
Mortgage-backed...........................................         3,030.2          2,840.1             190.1
Other asset-backed........................................         1,679.8          1,370.7             309.1
                                                             ---------------  ---------------   ---------------
Total debt securities.....................................    $   12,515.6     $    8,895.3      $    3,620.3
                                                             ===============  ===============   ===============

Percentage of total debt securities.......................           91.8%            65.3%             26.5%
                                                             ===============  ===============   ===============

                                                                     As of March 31, 2004
                                      -------------------------------------------------------------------------
Below Investment Grade                                                                              In or Near
Debt Securities at Fair Value:            Total            BB              B        CC or Lower      Default
($ amounts in millions)               -------------  -------------  -------------  -------------  -------------

Foreign government...................  $    124.0     $    124.0     $     --       $     --       $     --
Corporate............................       808.0          604.7          155.6           44.1            3.6
Mortgage-backed......................        64.0           63.7           --              0.2            0.1
Other asset-backed...................       119.4           36.3           44.6           23.3           15.2
                                      -------------  -------------  -------------  -------------  -------------
Total debt securities................  $  1,115.4     $    828.7     $    200.2     $     67.6     $     18.9
                                      =============  =============  =============  =============  =============

Percentage of total debt securities..        8.2%           6.1%           1.5%           0.5%           0.1%
                                      =============  =============  =============  =============  =============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of March 31, 2004 in our debt securities portfolios are banking (4.5%), insurance (3.0%), electrical utilities (2.7%), diversified financial services (2.6%) and broker-dealers (2.6%).

Our corporate bond exposure to recently troubled industries, including telecommunication equipment, telephone utilities, airlines, media, publishing and broadcasting, comprises 5.1% of our debt securities portfolios at
March 31, 2004. In addition, within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprise approximately 1.0% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at March 31, 2004.

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

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
Sources and Types of Net Realized Investment Gains (Losses) in General Account:                       2003
($ amounts in millions)                                                                2004         Restated
                                                                                  -------------  -------------

Debt and equity security impairments............................................   $     (2.8)    $    (22.5)
Debt securities pledged as collateral impairments...............................         (4.7)          (4.9)
Other investment impairments....................................................         (3.3)         (13.4)
                                                                                  -------------  -------------
Impairment losses...............................................................        (10.8)         (40.8)
                                                                                  -------------  -------------
Debt and equity security transaction gains......................................         12.8           54.0
Debt and equity security transaction losses.....................................         (3.6)         (14.9)
Other investments transaction gains (losses)....................................          4.1          (12.4)
                                                                                  -------------  -------------
Net transaction gains...........................................................         13.3           26.7
                                                                                  -------------  -------------
Net realized investment gains (losses)..........................................          2.5          (14.1)
                                                                                  -------------  -------------
Applicable closed block policyholder dividend obligation........................          0.1            8.5
Applicable deferred policy acquisition costs....................................          0.4            0.5
Applicable deferred income tax (benefit)........................................          1.2           (8.9)
                                                                                  -------------  -------------
Offsets to realized investment losses...........................................          1.7            0.1
                                                                                  -------------  -------------
Net realized investment gains (losses) included in net income...................   $      0.8     $    (14.2)
                                                                                  =============  =============

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts are $3.7 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively.

Gross and Net Unrealized Gains (Losses)
from General Account Debt and Equity                               As of March 31, 2004
Securities:                                 -------------------------------------------------------------------
($ amounts in millions)                              Total         Outside Closed Block      Closed Block
                                            ---------------------- --------------------- ----------------------
                                              Gains       Losses     Gains      Losses     Gains      Losses
                                            ---------- ----------- ---------- ---------- ---------- -----------
Debt securities
Number of positions........................     2,063        313         856        188      1,207        125
                                            ---------- ----------- ---------- ---------- ---------- -----------
Unrealized gains (losses)..................  $  915.8   $  (69.0)   $  295.6   $  (42.3)  $  620.2   $  (26.7)
                                            ---------- ----------- ---------- ---------- ---------- -----------
Applicable policyholder dividend
  obligation (reduction)...................     620.2      (26.7)       --         --        620.2      (26.7)
Applicable deferred policy acquisition
  costs (benefit)..........................     144.5      (19.4)      144.5      (19.4)      --         --
Applicable deferred income taxes (benefit).      52.9       (8.0)       52.9       (8.0)      --         --
                                            ---------- ----------- ---------- ---------- ---------- -----------
Offsets to net unrealized gains (losses)...     817.6      (54.1)      197.4      (27.4)     620.2      (26.7)
                                            ---------- ----------- ---------- ---------- ---------- -----------
Unrealized gains (losses) after offsets....  $   98.2   $  (14.9)   $   98.2   $  (14.9)  $   --     $   --
                                            ========== =========== ==========  ========= ========== ===========
Net unrealized gains after offsets.........  $   83.3               $   83.3              $   --
                                            ==========             ==========            ==========

Equity securities
Number of positions........................       308         73         162         29        146         44
                                            ---------- ----------- ---------- ---------- ---------- -----------
Unrealized gains (losses)..................  $  116.2   $   (2.5)   $  107.4   $   (1.4)  $    8.8   $   (1.1)
                                            ---------- ----------- ---------- ---------- ---------- -----------
Applicable policyholder dividend
  obligation (reduction)...................       8.8       (1.1)       --         --          8.8       (1.1)
Applicable deferred income taxes (benefit).      37.6       (0.5)       37.6       (0.5)      --         --
                                            ---------- ----------- ---------- ---------- ---------- -----------
Offsets to net unrealized gains (losses)...      46.4       (1.6)       37.6       (0.5)       8.8       (1.1)
                                            ---------- ----------- ---------- ---------- ---------- -----------
Unrealized gains (losses) after offsets....  $   69.8   $   (0.9)   $   69.8   $   (0.9)  $   --     $   --
                                            ========== =========== ==========  ========= ========== ===========
Net unrealized gains after offsets.........  $   68.9               $   68.9              $   --
                                            ==========             ==========            ==========

Total net unrealized gains on debt and equity securities were $960.5 million (unrealized gains of $1,032.0 less unrealized losses of $71.5). Of that net amount, $359.3 million was outside the closed block ($152.3 million after applicable deferred policy acquisition costs and deferred income taxes) and $601.2 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of March 31,
2004. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our consolidated financial statements in this
Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Gross Unrealized Losses On General                                 As of March 31, 2004
Account Debt and Equity Securities         -------------------------------------------------------------------
by Duration of Unrealized Loss:                             0 - 6         6 - 12       12 - 24       Over 24
($ amounts in millions)                        Total        Months        Months        Months       Months
                                           ------------  ------------  ------------  ------------  -----------
Debt securities outside closed block
Number of positions.......................        188           119            22            23           24
                                           ------------  ------------  ------------  ------------  -----------
Total fair value..........................  $   779.9     $   511.1     $    75.0     $    73.6     $  120.2
Total amortized cost......................      822.2         520.4          76.8          84.7        140.3
                                           ------------  ------------  ------------  ------------  -----------
Unrealized losses.........................  $   (42.3)    $    (9.3)    $    (1.8)    $   (11.1)    $  (20.1)
                                           ============  ============  ============  ============  ===========
Unrealized losses after offsets...........  $   (14.9)    $    (3.6)    $    (0.7)    $    (2.8)    $   (7.8)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost........  $   (26.8)    $    (2.7)    $    --       $    (7.2)    $  (16.9)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost
  after offsets...........................  $   (10.1)    $    (1.0)    $    --       $    (2.7)    $   (6.4)
                                           ============  ============  ============  ============  ===========

Investment grade:
Number of positions.......................        146            99            21            15           11
                                           ------------  ------------  ------------  ------------  -----------
Unrealized losses.........................  $   (30.4)    $    (5.5)    $    (1.6)    $    (9.4)    $  (13.9)
                                           ============  ============  ============  ============  ===========
Unrealized losses after offsets...........  $   (10.2)    $    (1.9)    $    (0.6)    $    (2.2)    $   (5.5)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost........  $   (19.8)    $    --       $    --       $    (7.2)    $  (12.6)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost
  after offsets...........................  $    (7.5)    $    --       $    --       $    (2.7)    $   (4.8)
                                           ============  ============  ============  ============  ===========

Below investment grade:
Number of positions.......................         42            20             1             8           13
                                           ------------  ------------  ------------  ------------  -----------
Unrealized losses.........................  $   (11.9)    $    (3.8)    $    (0.2)    $    (1.7)    $   (6.2)
                                           ============  ============  ============  ============  ===========
Unrealized losses after offsets...........  $    (4.6)    $    (1.6)    $    (0.1)    $    (0.6)    $   (2.3)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost........  $    (7.0)    $    (2.7)    $    --       $    --       $   (4.3)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost
  after offsets...........................  $    (2.6)    $    (1.0)    $    --       $    --       $   (1.6)
                                           ============  ============  ============  ============  ===========

Equity securities outside closed block
Number of positions.......................         29            24          --               2            3
                                           ------------  ------------  ------------  ------------  -----------
Unrealized losses.........................  $    (1.4)    $    (1.1)    $    --       $    (0.2)    $   (0.1)
                                           ============  ============  ============  ============  ===========
Unrealized losses after offsets...........  $    (0.9)    $    (0.7)    $    --       $    (0.1)    $   (0.1)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost........  $    (1.2)    $    (1.0)    $    --       $    (0.1)    $   (0.1)
                                           ============  ============  ============  ============  ===========
Unrealized losses over 20% of cost
  after offsets...........................  $    --       $    --       $    --       $    --       $   --
                                           ============  ============  ============  ============  ===========

For debt securities outside of the closed block with gross unrealized losses, 71.9% of the unrealized losses after offsets pertains to investment grade securities and 28.1% of the unrealized losses after offsets pertains to below investment grade securities.

Of the 146 investment grade debt securities held outside the closed block with unrealized losses, 120 have been in an unrealized loss position for 12 months or less at March 31, 2004 (all of which have unrealized losses of less than 20% of cost). Of the remaining 26 security positions, 15 have been in an unrealized loss position for
12 to 24 months (including 13 that have unrealized losses of less than 20% of cost) and 11 have been in an unrealized loss position for over 24 months (including eight that have unrealized losses of less than 20% of cost).

Of the 42 below investment grade debt security positions held outside the closed block with unrealized losses,
21 have been in an unrealized loss position for 12 months or less at March 31, 2004 (including 18 that have unrealized losses of less than 20% of cost). Of the remaining 21 security positions, eight have been in an unrealized loss position for 12 to 24 months (all that have unrealized losses of less than 20% of cost) and 13 have been in an unrealized loss position for over 24 months (including two that have unrealized losses of less than 20% of cost).

Of the eight below investment grade debt security positions held outside the closed block with gross unrealized losses greater than 20% of cost at March 31, 2004, four have been in an unrealized position of greater than 20% of cost for 12 months or less at March 31, 2004. Of the remaining four positions, none have been in an unrealized loss position greater than 20% of cost for 12 to 24 months and four have been in an unrealized loss position greater than 20% of cost for over 24 months with an unrealized loss of less than $(4.3) million.

Of the 29 equity securities held outside the closed block with unrealized losses, 24 have been in an unrealized loss position for 12 months or less at March 31, 2004 (including 20 that have unrealized losses of less than
20% of cost). Of the remaining five securities, two have been in an unrealized loss position for 12 to 24 months (including one that has unrealized losses less of than 20% of cost) and three have been in an unrealized loss position for over 24 months (including one that has unrealized losses of less than 20% of cost).

Gross Unrealized Losses on General
Account Debt and Equity Securities by                             As of March 31, 2004
Duration of Unrealized Loss:              ---------------------------------------------------------------------
($ amounts in millions)                                    0 - 6         6 - 12        12 - 24       Over 24
                                              Total        Months        Months        Months        Months
                                          ------------  ------------  ------------  ------------  ------------
Debt securities inside closed block
Number of positions.....................         125            73            17            20            15
                                          ------------  ------------  ------------  ------------  ------------
Total fair  value.......................   $   645.1     $   385.5     $   128.2     $    52.1     $    79.3
Total amortized cost....................       671.8         396.2         131.4          55.2          89.0
                                          ------------  ------------  ------------  ------------  ------------
Unrealized losses.......................   $   (26.7)    $   (10.7)    $    (3.2)    $    (3.1)    $    (9.7)
                                          ============  ============  ============  ============  ============
Unrealized losses after offsets.........   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost......   $    (9.3)    $    (4.1)    $    --       $    --       $    (5.2)
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost
  after offsets.........................   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============

Investment grade:
Number of positions.....................          96            58            16            14             8
                                          ------------  ------------  ------------  ------------  ------------
Unrealized losses.......................   $   (11.5)    $    (5.1)    $    (3.0)    $    (1.5)    $    (1.9)
                                          ============  ============  ============  ============  ============
Unrealized losses after offsets.........   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost......   $    (0.3)    $    --       $    --       $    --       $    (0.3)
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost
  after offsets.........................   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============

Below investment grade:
Number of positions.....................          29            15             1             6             7
                                          ------------  ------------  ------------  ------------  ------------
Unrealized losses.......................   $   (15.2)    $    (5.6)    $    (0.2)    $    (1.6)    $    (7.8)
                                          ============  ============  ============  ============  ============
 Unrealized losses after offsets.........  $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost......   $    (9.0)    $    (4.1)    $    --       $    --       $    (4.9)
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost
  after offsets.........................   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============

Equity securities inside closed block
Number of positions.....................          44            44          --            --            --
                                          ------------  ------------  ------------  ------------  ------------
Unrealized losses.......................   $    (1.1)    $    (1.1)    $    --       $    --       $    --
                                          ============  ============  ============  ============  ============
Unrealized losses after offsets.........   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost......   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============
Unrealized losses over 20% of cost
  after offsets.........................   $    --       $    --       $    --       $    --       $    --
                                          ============  ============  ============  ============  ============

For debt securities in the closed block with gross unrealized losses, 43% of the unrealized losses pertains to investment grade securities and 57% of the unrealized losses pertains to below investment grade securities.

Of the 96 investment grade debt securities held in the closed block with unrealized losses, 74 have been in an unrealized loss position for 12 months or less at March 31, 2004 (all of which have unrealized losses of less than 20% of cost). Of the remaining 22 security positions, eight have been in an unrealized loss position for over 24 months (including seven that have unrealized losses of less than 20% of cost).

Of the 29 below investment grade debt security positions held in the closed block with unrealized losses, 16 have been in an unrealized loss position for 12 months or less at March 31, 2004 (including 14 that have unrealized losses of less than 20% of cost). Of the remaining 13 positions, six have been in an unrealized loss position for 12

to 24 months (all of which have unrealized losses of less than 20% of cost) and seven have been in an unrealized loss position for over 24 months (including four that have unrealized losses of less than 20% of cost).

Of the five below investment grade debt security positions held in the closed block with gross unrealized losses greater than 20% of cost at March 31, 2004, two have been in an unrealized loss position of greater than
20% of cost for 12 months or less at March 31, 2004. Of the remaining three positions, all have been in an unrealized position greater than 20% of cost for greater than 24 months. None of these securities were considered to be other-than-temporarily impaired at March 31, 2004. Each security has performed, and is expected to continue to perform, in accordance with its original contractual terms. Two issues are collateralized airplane leases related holdings that have declined in fair value due to airline bankruptcies, reduced travel and higher risk premiums required for aircraft related investments. The unrealized loss on these securities at March 31, 2004 was $(3.6) million. The other issue is an energy/power generation related holding that has declined in fair value due to downgrades, bankruptcies and weakness in the energy market. The unrealized loss on this security at March 31, 2004 was $(1.3) million, or 26.4%, of its amortized cost.

Of the 44 equity securities held inside the closed block with unrealized losses, all have been in an unrealized loss position for 6 months or less as of March 31, 2004.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we evaluated the factors cited above, which we consider when assessing whether a security is other-than-temporarily impaired. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Aberdeen Asset Management PLC

As of March 31, 2004 and December 31, 2003, we owned $27.5 million of Aberdeen 7.5% convertible subordinated notes. The 7.5% convertible subordinated notes were originally issued in 1996 at 7%, with a maturity of March
29, 2003, subject to four six-month extensions at Aberdeen's option with increasing interest rates. In March
2003, these notes were partially paid down by $5.0 million, with the remainder extended, subject to a rate increase to 7.5% and a maturity of September 29, 2003. The maturity on these notes was extended again to March
29, 2004 with a partial payout of $5.0 million received in November 2003 at an interest rate of 7.5%. In March
2004, these notes were extended subject to a rate increase to 8% and a maturity of September 29, 2004. Prior to the fourth quarter of 2003, we owned $19.0 million of 5.875% convertible bonds, which were issued in 2002 and mature in 2007. During the fourth quarter of 2003, we sold the Aberdeen 5.875% bonds and realized a gain of
$0.7 million.

Prior to October 24, 2003, our ownership of Aberdeen common stock included 22% of the company's outstanding common shares that we purchased in between 1996 and 2001 for $109.1 million. As of June 30, 2003, we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired resulting in an $89.1 million pre-tax, non-cash charge to earnings during the quarter ended June 30, 2003. The carrying value of our equity investment in Aberdeen was $39.6 million and
$38.3 million at March 31, 2004 and December 31, 2003, respectively. The fair value, based on the quoted market price of underlying shares and foreign currency exchange rate, of our equity investment in Aberdeen was $56.0 million, $65.5 million and $54.4 million at May 6, 2004, March 31, 2004, December 31, 2003, respectively.

On October 24, 2003, Aberdeen completed the acquisition of 100% of the outstanding common stock of
Edinburgh Fund Managers Group plc, an Edinburgh Scotland based asset manager, for (pound)36 million through the issuance of 58.9 million shares of Aberdeen common stock.  As a result of this acquisition, as of December
31, 2003 our percentage ownership in Aberdeen's common stock was diluted from approximately 22% to 16.2%, although our representation on Aberdeen's Board of Directors remained at two seats out of 12 seats.  Based on our continued substantial ownership position and related board representation, we believe that, in our judgement, we continue to have the ability to significantly influence the operations of Aberdeen and, therefore, we continue to account for our investment using the equity method of accounting subsequent to
October 24, 2003.

On April 5, 2004, Aberdeen signed a conditional agreement to dispose of its UK and Continental European property investment management business to an unrelated party for consideration of up to (pound)50 million for a realized gain of up to (pound)7 million. This transaction is subject to shareholder approval scheduled for
May 14, 2004 and is expected to close in the second quarter of 2004.

Hilb, Rogal & Hamilton Company

We own shares of common stock in HRH, a Virginia-based property and casualty insurance and employee benefit products distributor. See Notes 5 and 6 to our consolidated financial statements in this Form 10-Q for detailed information regarding our investment in HRH.

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
The following discussion includes both liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

                                                                    Three Months Ended
                                                                         March 31,
                                                              --------------------------------  ---------------
Summary Consolidated Cash Flow Data:                                                2003
($ amounts in millions)                                            2004           Restated          Change
                                                              ---------------  ---------------  ---------------

Cash from continuing operations............................    $       61.0     $       49.8     $       11.2
Cash for discontinued operations...........................           (14.4)           (17.1)             2.7
Cash for continuing operations investing activities........           (68.5)          (752.3)           683.8
Cash from discontinued operations investing activities.....             1.4             (6.7)             8.1
Cash from financing activities.............................          (105.7)           250.3           (356.0)

Three months ended March 31, 2004 vs. March 31, 2003

Cash from continuing operations increased $11.2 million, or 22%, over the comparable period in 2003, primarily due to higher revenues received and lower benefits paid, partially offset by lower income taxes refunded.

Cash for continuing operations investing activities decreased $683.8 million, or 91%, from the comparable period in 2003, primarily due to lower cash from financing in 2004 and higher cash balances at the beginning of
2003 that were invested during the first quarter of 2003.

Cash from financing activities decreased $356.0 million, or 142%, due to net reductions in policyholder deposit funds of $86.3 million in 2004 compared to a net increase of $283.3 million in 2003. This decline is due to withdrawals from variable annuity guaranteed interest sub-accounts.

On April 30, 2004, The Phoenix Companies, Inc. received a $69.7 million dividend from Phoenix Life.

On April 29, 2004, we declared a cash dividend of $0.16 per share, payable July 12, 2004 to shareholders of record on June 14, 2004.

On December 22, 2003, we closed on a new $150.0 million unfunded, unsecured senior revolving credit facility to replace our $100 million credit facility, which expired on that date. This new facility consists of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million, three-year revolving credit facility. Under the 364-day facility, we have the ability to extend the maturity date of any outstanding borrowings for one year from the termination date. Potential borrowers on the new credit line are the holding company, Phoenix Life and PXP. Financial covenants require the maintenance at all times of: consolidated stockholders' equity of $1,775.0 million, stepping up by 50% of quarterly positive net income and 100% of equity issuances; a maximum consolidated debt-to-capital ratio of 30%; a minimum consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.25:1; and, for Phoenix Life, a minimum risk-based capital ratio of 250% and a minimum A.M. Best Financial Strength Rating of A-. On March 15, 2004 we drew $25.0 million of our $37.5 million, three-year revolving credit facility tranche to fund a $30.1 million payment related to our acquisition of Kayne Anderson Rudnick as further described in Notes 1 and 6 of our consolidated financial statements in this Form 10-Q.

On April 16, 2004, we executed a technical amendment to the credit agreement, effective as of December 31,
2003, to: (1) exclude the accounting effects of FIN 46-R from the definition of shareholders' equity and (2)
clarify that the lenders did no intend to treat CDOs as indebtedness, for purposes of calculating financial covenant compliance.

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

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from our finite reinsurance, recoveries from other retrocessionaires and investment activities. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information.

Additional liquidity to meet cash outflows is available from our Life Companies' portfolios of liquid assets.
These liquid assets include substantial holdings of U.S. government and agency bonds, short-term investments and marketable debt and equity securities.

Phoenix Life's current sources of liquidity also include the revolving credit facility, discussed above, under which Phoenix Life has direct borrowing rights, subject to our unconditional guarantee. Since the demutualization, Phoenix Life's access to the cash flows generated by the closed block assets has been restricted to funding the closed block.

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

Annuity Actuarial Reserves and Deposit Liabilities                 March 31, 2004          December 31, 2003
Withdrawal Characteristics:                                  ------------------------   -----------------------
($ amounts in millions)                                        Amount(1)      Percent       Amount(1)     Percent
                                                             ------------ -----------   ------------ ----------

Not subject to discretionary withdrawal provision...........  $   217.3          3%      $   220.8         3%
Subject to discretionary withdrawal without adjustment......    1,877.8         26%        1,967.2        28%
Subject to discretionary withdrawal with market value
  adjustment................................................      802.3         11%          811.6        11%
Subject to discretionary withdrawal at contract value less
  surrender charge..........................................      898.2         12%          869.8        12%
Subject to discretionary withdrawal at market value.........    3,433.7         48%        3,294.0        46%
                                                             ------------ -----------   ------------ ----------
Total annuity contract reserves and deposit fund liability..  $ 7,229.3        100%      $ 7,163.4       100%
                                                             ============ ===========   ============ ==========
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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of March 31, 2004, our Life Companies had approximately $11.6 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at March 31, 2004 were $2.2 billion.

The primary liquidity risks regarding cash inflows from the investment activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility, and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that the current and anticipated sources of liquidity for our Life Companies are adequate to meet their present and anticipated needs.

On April 30, 2004, Phoenix Life paid a $69.7 million dividend to The Phoenix Companies, Inc.

Phoenix Investment Partners, Ltd. (PXP)

PXP's liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. PXP also would require liquidity to fund the costs of any contingent payments for previous acquisitions, as well

as any potential acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital. PXP's current sources of liquidity also include the revolving credit facility, discussed above, under which PXP has direct borrowing rights subject to the unconditional guarantee of The Phoenix Companies, Inc. We believe that PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs. See Note 6 to our consolidated financial statements in this Form 10-Q for further details on our financing activities. In March 2004, PXP borrowed $25.0 million against the credit facility to fulfill an obligation related to the Kayne Anderson Rudnick acquisition. See Commitments Related to Recent Business
Combinations and Note 4 to our consolidated financial statements in this Form 10-Q for additional information.

Consolidated Financial Condition

Consolidated Balance Sheet:
($ amounts in millions)                                              Mar 31, 2004   Dec 31, 2003      Change
                                                                     -------------  -------------  ------------
ASSETS:
Available-for-sale debt securities, at fair value...................  $ 13,631.0     $ 13,273.0     $   358.0
Available-for-sale equity securities, at fair value.................       338.9          312.0          26.9
Mortgage loans, at unpaid principal balances........................       271.5          284.1         (12.6)
Venture capital partnerships, at equity in net assets...............       249.5          234.9          14.6
Affiliate equity securities, at equity in net assets................        49.3           47.5           1.8
Policy loans, at unpaid principal balances..........................     2,239.4        2,227.8          11.6
Other investments...................................................       414.3          402.0          12.3
                                                                     -------------  -------------  ------------
                                                                        17,193.9       16,781.3         412.6
Available-for-sale debt and equity securities pledged as collateral,
  at fair value.....................................................     1,389.2        1,350.0          39.2
                                                                     -------------  -------------  ------------
Total investments...................................................    18,583.1       18,131.3         451.8
Cash and cash equivalents...........................................       321.7          447.9        (126.2)
Accrued investment income and receivables...........................       399.6          447.2         (47.6)
Deferred policy acquisition costs...................................     1,358.5        1,367.7          (9.2)
Deferred income taxes...............................................        24.8           58.7         (33.9)
Goodwill and other intangible assets................................       746.4          755.0          (8.6)
Other general account assets........................................       261.1          268.2          (7.1)
Separate account assets.............................................     6,461.6        6,083.2         378.4
                                                                     -------------  -------------  ------------
Total assets........................................................  $ 28,156.8     $ 27,559.2     $   597.6
                                                                     =============  =============  ============

LIABILITIES:
Policy liabilities and accruals.....................................  $ 13,335.3     $ 13,088.6     $   246.7
Policyholder deposit funds..........................................     3,556.4        3,642.7         (86.3)
Stock purchase contracts and indebtedness...........................       811.9          767.8          44.1
Other general account liabilities...................................       519.0          525.7          (6.7)
Non-recourse collateralized obligations.............................     1,445.0        1,472.0         (27.0)
Separate account liabilities........................................     6,461.6        6,083.2         378.4
                                                                     -------------  -------------  ------------
Total liabilities...................................................    26,129.2       25,580.0         549.2
                                                                     -------------  -------------  ------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries........        30.4           31.4          (1.0)
                                                                     -------------  -------------  ------------

STOCKHOLDERS' EQUITY:
Common stock and additional paid in capital.........................     2,429.9        2,429.8           0.1
Deferred compensation on restricted stock units.....................        (3.2)          (3.6)          0.4
Accumulated deficit.................................................      (336.1)        (352.7)         16.6
Accumulated other comprehensive income..............................        93.8           63.7          30.1
Treasury stock......................................................      (187.2)        (189.4)          2.2
                                                                     -------------  -------------  ------------
Total stockholders' equity..........................................     1,997.2        1,947.8          49.4
                                                                     -------------  -------------  ------------
Total liabilities, minority interest and stockholders' equity.......  $ 28,156.8     $ 27,559.2     $   597.6
                                                                     =============  =============  ============

Three months ended March 31, 2004 vs. December 31, 2003

Available-for-sale debt securities increased $358.0 million, or 3%, in 2004 from December 31 2003, reflecting appreciation of bond values due to lower interest rates, investment of cash flows from operations and the investment of December 31, 2003 cash in debt securities.

Cash and cash equivalents decreased $126.2 million, or 28%, in 2004 from December 31, 2003, primarily due to cash outflows for the purchase of debt securities and reductions in cash in the consolidated CDOs from paydowns and investment in securities.

Available-for-sale equity securities increased $26.9 million, or 9%, in 2004 from December 31, 2003, primarily due to the increase in the fair market value of our HRH common stock.

Available-for-sale debt and equity securities pledged as collateral increased $39.2 million, in 2004 from
December 31, 2003, primarily due to investment of available cash and an increase in fair value of assets, partially offset by distributions.

Deferred policy acquisition costs decreased $9.2 million, or 1%, in 2004 from the comparable period in 2003, due primarily to offsets for unrealized investment gains included in other comprehensive income, partially offset by business growth. See Note 3 to our consolidated financial statements in this Form 10-Q for additional information.

Composition of Deferred Policy Acquisition Cost Assets by Product:
($ amounts in millions)                                        Mar 31, 2004     Dec 31, 2003        Change
                                                              ---------------  ---------------  ---------------

Variable universal life....................................    $      330.1     $      328.7     $        1.4
Universal life.............................................           168.9            169.3             (0.4)
Variable annuities.........................................           253.6            260.3             (6.7)
Fixed annuities............................................            45.9             45.2              0.7
Participating life.........................................           530.3            536.7             (6.4)
Other......................................................            29.7             27.5              2.2
                                                              ---------------  ---------------  ---------------
Total deferred policy acquisition costs....................    $    1,358.5     $    1,367.7     $       (9.2)
                                                              ===============  ===============  ===============

Policy liabilities and accruals increased $246.7 million, or 2%, in 2004 over December 31, 2003, primarily due to growth in policyholder inforce and the policyholder dividend obligation from the affect of unrealized gains for the three months ended March 31, 2004.

Policyholder deposit funds decreased $86.3 million, or 2%, in 2004 from December 31, 2003, primarily due to net withdrawals from variable annuity guaranteed interest account sub-accounts.

Stock purchase contracts and indebtedness increased $44.1 million, or 6%, in 2004 from December 31, 2003, primarily due to borrowing $25.0 million on our bank credit facility and a $17.1 million decrease in the fair value of the HRH embedded derivative resulting from the increase in the fair value of HRH common stock during
2004. See Note 6 of our consolidated financial statements in this Form 10-Q for additional information.

Non-recourse collateralized obligations decreased $27.0 million, or 2%, in 2004 from December 31, 2003, due to distributions to investors, partially offset by an increase in the non-recourse derivative cash flow hedges.

Contractual Obligations and Commercial Commitments

As of March 31, 2004, we had $2,030.1 million of outstanding contractual obligations, excluding derivative instruments, and $128.6 million in commercial commitments.

Contractual Obligations and
Commercial Commitments:
($ amounts in millions)                                   Remainder                                    2009
                                               Total       of 2004      2005 - 2006   2007 - 2008    and Later
                                           ------------  ------------  ------------  ------------  ------------
Contractual Obligations Due
Indebtedness(1)............................. $   653.7     $    --       $   200.0     $   153.7     $   300.0
Operating lease obligations................      38.7           8.6          16.7          10.2           3.2
Other purchase liabilities(2)(6) ............      32.8          17.7          12.5           2.6          --
                                           ------------  ------------  ------------  ------------  ------------
Subtotal................................... $   725.2     $    26.3     $   229.2     $   166.5     $   303.2
Non-recourse collateralized obligations(3)..   1,304.9          --            --            --         1,304.9
                                           ------------  ------------  ------------  ------------  ------------
Total contractual obligations.............. $ 2,030.1     $    26.3     $   229.2     $   166.5     $ 1,608.1
                                           ============  ============  ============  ============  ============

Commercial Commitment Expirations
Standby letters of credit(4)................ $     9.0     $     9.0     $    --       $    --       $    --
Other commercial commitments(5)(6)...........     119.6           3.3           4.2          24.1          88.0
                                           ------------  ------------  ------------  ------------  ------------
Total commercial commitments............... $   128.6     $    12.3     $     4.2     $    24.1     $    88.0
                                           ============  ============  ============  ============  ============
-------
(1) Indebtedness amounts include principal only.
(2) Other purchase liabilities relate to open purchase orders and other contractual obligations.
(3) Non-recourse obligations are not direct liabilities of ours as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet.  See Note 7 to our consolidated financial statements in this Form 10-Q for additional information.
(4) Our standby letters of credit automatically renew on an annual basis.
(5) Other commercial commitments relate to venture capital partnerships.  These commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.  The amount collectively drawn down by the private equity funds in our portfolio during the first quarter of 2004 was $11.8 million.
(6) Obligations and commitments related to post-employment benefit plans and commitments related to recent business combinations are not included in amounts presented in this table.  See the discussion on the following pages.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and put/call arrangements summarized as follows:

Kayne Anderson Rudnick

Phoenix has an arrangement in which existing non-Phoenix members of Kayne Anderson Rudnick will sell a portion of their membership interests in Kayne Anderson Rudnick, representing 14.7%, to Phoenix at a rate of 33.3% per year at December 31, 2004, 2005 and 2006. The total purchase price will equal net investment advisory fees for each year times 4.5 times 4.9% (the proportionate interest purchased). Such amounts are paid during the following quarter. Under certain circumstances, the purchases may be accelerated.

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
All of these membership interests acquired will be reissued to members/employees of Kayne Anderson Rudnick. The reissuance process involves PXP contributing the interests to Kayne Anderson Rudnick and then Kayne Anderson
Rudnick selling the interests to the members/employees. The members/employees will not pay cash for these purchases but will enter into a note payable agreement with Kayne Anderson Rudnick. PXP will have preferential distribution rights with respect to payments of principal and interest on these notes. Under certain circumstances, these interests can be issued without a note payable or other consideration. In addition, in certain circumstances, the purchases may be accelerated. Once these interests are purchased and then reissued, the amount of cash that PXP will need to pay to repurchase them in the future will be based on the growth in
Kayne Anderson Rudnick's revenues since the reissuance dates. There is no expiration date for the put/call agreements. There is no cap or floor on the put/call price.

In January 2004 and August 2003, certain members of Kayne Anderson Rudnick accelerated their put/call arrangements. The purchase price for their interests totaled $1.7 million and $4.5 million, respectively, which was recorded as additional purchase price by PXP and allocated to goodwill and definite-lived intangible assets. A portion of the January 2004 put/call effectively increased our ownership interest in Kayne Anderson
Rudnick to 60.3%.

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

Seneca

We have a put/call arrangement with respect to the membership interests in Seneca not owned by PXP. The purchase price is equal to Seneca's investment advisory fees for the relevant year multiplied by 3.5 multiplied by the amount of the interest purchased. The pricing on the put/calls will be determined within 60 days after each calendar year-end and can be exercised within 60 days of the finalization of the price. All of these interests acquired will be reissued to members/employees of Seneca. The reissuance process involves PXP contributing the interests to Seneca and then Seneca selling them to the members/employees. The members/employees do not pay cash for these purchases, but enter into a note payable agreement with Seneca. PXP has preferential distribution rights with respect to payments of principal and interest on these notes. Since these interests have already been purchased by PXP and reissued at least once, the amount of cash that PXP will need to pay to repurchase them in the future will be the amount related to the growth in Seneca's revenues since the various reissuance dates. There is no cap or floor on the put/call price. The put/call agreements will expire after the year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2004 and December 31, 2003, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 7 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance. See Note 11 to our consolidated financial statements in this Form
10-Q for additional information.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including AVR) increased from $962.4 million at December 31, 2003 to $1,010.0 million at March 31, 2004. The principal factors resulting in this increase are an increase in admitted deferred income tax assets of $14.7 million and unrealized investment gains of
$39.0 million, partially offset by a net loss of $7.5 million.

At March 31, 2004, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 300% of
Company Action Level.

On April 30, 2004, Phoenix Life paid a dividend of $69.7 million to The Phoenix Companies, as Phoenix
Life's sole shareholder.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. The largest of these subsidiaries had net capital of approximately $7.5 million, which is $6.8 million in excess of its required minimum net capital of $0.7 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at March 31, 2004 and their respective net capital each exceeded the applicable regulatory minimum.

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

As previously disclosed in our consolidated financial statements for the year ended December 31, 2003, we expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during 2004.  A quarterly estimated contribution of $2.5 million was made to the pension plan in April
2004.

The most recent valuation of the employee pension plan was conducted as of December 31, 2003.

                                                                                    December 31, 2003
                                                                           ------------------------------------
Funded Status of Qualified and Non-Qualified Pension Plans:                    Employee         Supplemental
($ amounts in millions)                                                          Plan               Plan
                                                                           -----------------   ----------------

Plan assets, end of year.................................................   $        368.9      $         --
Projected benefit obligation, end of year................................           (460.6)             (124.8)
                                                                           -----------------   ----------------
Plan assets less than projected benefit obligations, end of year.........   $        (91.7)     $       (124.8)
                                                                           =================   ================

The post-retirement plan is unfunded. The projected benefit obligation and, therefore, its funded status was
$(78.7) million and $(74.2) million as of December 31, 2003 and 2002, respectively.

We expect to revalue our employee benefit plan assets and liabilities during the second quarter of 2004 in connection with the pending sale of Griffith and Main Street. We expect to recognize a curtailment gain during the second quarter as a result of this revaluation. We are also evaluating our required pension funding, taking into account the effects of the Pension Fund Act of 2004 as well as the pending sale of Griffith and Main
Street. We expect our future funding requirements to be reduced as a result of the Pension Funding Act of 2004 and the Griffith and Main Street transaction.

See Note 9 of the consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transaction

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. During the three months ended March 31, 2004 and 2003, our subsidiaries paid total compensation of $6.8 million and $4.9 million, respectively, to entities, which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of March 31, 2004, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e., participating and universal life). Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value. Given that our asset and liability portfolio durations were well matched for the periods indicated, we would expect market value gains or losses in assets to be largely offset by corresponding changes in liabilities.

                                                                          As of March 31, 2004
                                                     ----------------------------------------------------------
Interest Rate Sensitivity of                                          -100 Basis                    +100 Basis
Fixed Income Financial Instruments:                    Carrying        Carrying         Fair           Point
($ amounts in millions)                                  Value          Change          Value          Change
                                                     -------------  -------------  -------------  -------------

Cash and cash equivalents..........................   $    321.7     $    322.0     $    321.7     $    321.4
Available-for-sale debt securities.................     13,631.0       14,266.5       13,631.0       12,996.1
Commercial mortgages...............................        271.5          294.9          288.6          282.3
                                                     -------------  -------------  -------------  -------------
Subtotal...........................................     14,224.2       14,883.4       14,241.3       13,599.8
Debt and equity securities pledged as collateral...      1,389.2        1,463.1        1,389.2        1,315.3
                                                     -------------  -------------  -------------  -------------
Totals.............................................   $ 15,613.4     $ 16,346.5     $ 15,630.5     $ 14,915.1
                                                     =============  =============  =============  =============

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

The table below shows the interest rate sensitivity of our general account interest rate derivatives measured in terms of fair value. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

                                                                     As of March 31, 2004
                                      -------------------------------------------------------------------------
                                                       Weighted-        -100                          +100
Interest Rate Sensitivity of                            Average         Basis                         Basis
Derivatives:                             Notional         Term          Point                         Point
($ amounts in millions)                   Amount        (Years)         Change      Fair Value        Change
                                      -------------  -------------  -------------  -------------  -------------

Interest rate swaps.................   $    540.0        10.2        $     34.1     $     21.1     $      8.1
Other...............................         50.0         4.2              --              0.1            0.3
                                      -------------                 -------------  -------------  -------------
Totals - general account............   $    590.0                    $     34.1     $     21.2     $      8.4
                                      =============                 =============  =============  =============
Non-recourse interest rate swaps
  held in consolidated CDO trusts...   $  1,145.1         6.3        $    188.5     $    140.1     $     93.6
                                      =============  =============  =============  =============  =============

See Note 9 to the consolidated financial statements in our 2003 Annual Report on Form 10-K for more information on derivative instruments.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $338.9 million in equity securities on our balance sheet as of March 31, 2004. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $33.9 million as of March 31, 2004.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of March 31, 2004 and December 31, 2003, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $166.4 million and $183.1 million, respectively. These represent our exposure to loss should all of our contractholders have died on either March 31, 2004 or December 31, 2003, respectively.

Guaranteed Minimum Death Benefit Exposure:                           Mar 31,         Dec 31,
($ amounts in millions)                                                2004           2003            Change
                                                                   -------------  --------------  -------------

Net amount at risk on minimum guaranteed death benefits
  (before reinsurance)...........................................   $    564.4     $    616.9      $    (52.5)
Net amount at risk reinsured.....................................       (398.0)        (433.8)           35.8
                                                                   -------------  --------------  -------------
Net amount at risk on minimum guaranteed death benefits
  (after reinsurance)............................................   $    166.4     $    183.1      $    (16.7)
                                                                   =============  ==============  =============

Weighted-average age of contractholder...........................           61             59               2
                                                                   =============  ==============  =============

Payments Related to Guaranteed Minimum Death Benefits,                                 Three Months Ended
Net of Reinsurance Recoveries:                                                             March 31,
($ amounts in millions)                                                               2004            2003
                                                                                  --------------  -------------

Death claims payments before reinsurance........................................   $      1.4      $      2.3
Reinsurance recoveries..........................................................         (0.7)           (1.9)
                                                                                  --------------  -------------
Net death claims payments.......................................................   $      0.7      $      0.4
                                                                                  ==============  =============

Effective January 1, 2004, we adopted the AICPA SOP No. 03-1, "Accounting and Reporting by Insurance
Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Since this new accounting standard largely codifies accounting and reserving practices that we already followed, our adoption did not materially effect our consolidated financial statements. This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at March 31, 2004 and December 31, 2003.

Reserves Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoverables:                                                      Mar 31,         Dec 31,
($ amounts in millions)                                                               2004            2003
                                                                                  --------------  -------------

Statutory reserve (after reinsurance)..........................................    $     16.5      $     17.3
GAAP reserve (after reinsurance)...............................................           6.9             7.6

We also provide reserves for guaranteed minimum income benefits and guaranteed payout annuity floor benefits.
The statutory reserves for these totaled $0.7 million and $0.5 million at March 31, 2004 and December 31, 2003, respectively. The GAAP reserves for these totaled $0.2 million and $0.0 million at March 31, 2004 and December
31, 2003, respectively.

                                                                                       Mar 31,
Interest Rate Sensitivity of Deferred Policy Acquisition Cost Asset      -10%           2004         + 10%
and Guaranteed Minimum Death Benefit Liability:                        Equity         Carrying       Equity
($ amounts in millions)                                                 Market          Value        Market
                                                                     -------------  ------------  -------------

Deferred policy acquisition costs (variable annuities)..............  $    284.8     $    286.6    $    288.0
Deferred policy acquisition costs (variable universal life).........       323.7          324.6         325.0
Guaranteed minimum death benefit liability (variable annuities).....         9.6            6.9           5.1

See Note 3 to our consolidated financial statements in this Form 10-Q for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets in the most recent valuations, performed in 2003 and 2002. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requests. As of December 31, 2003, the projected benefit obligation for our defined benefit plans was in excess of plan assets by $183.1 million. We expect to contribute $107.8 million to the employee pension plan through
2008, including $7.2 million during 2004. See Note 9 to our consolidated financial statements in this Form 10-Q for more information on our employee benefit plans.

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
During the three months ended March 31, 2004 and 2003, we recorded, through other comprehensive income, foreign currency translation adjustment gains (losses) of $3.6 million and $(3.0) million, respectively, related to changes in valuation of the British pound sterling and $0.1 million and $1.2 million, respectively, for the
Argentine peso.

Foreign Currency Exchanged Gains (Losses) in Accumulated
Other Comprehensive Income by Currency:                          Mar 31,          Dec 31,
($ amounts in millions)                                            2004             2003             Change
                                                              ---------------  ---------------  ---------------

British pound sterling.....................................    $       22.8     $       19.2     $        3.6
Argentine peso.............................................            (8.7)            (8.8)             0.1
Other......................................................            (0.1)            (0.1)            --
                                                              ---------------  --------------- ---------------
Total gains................................................    $       14.0     $       10.3     $        3.7
                                                              ===============  ===============  ===============

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
SEC. Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on March 31, 2004, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting. During the calendar quarter ended on March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $165.0 million as of March 31, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $155.0 million as of March 31, 2004. We did not recognize any gains or losses during the three months ended March 31, 2004.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc., or Unicover. In one of those, the arbitration panel issued its decision on
October 8, 2002 and confirmed the award on January 4, 2003. The financial implications of this decision are consistent with our Life Companies' current financial provisions. In our capacity as a retrocessionaire of the
Unicover business, our Life Companies had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. We are currently involved in separate arbitration proceedings with three of our own retrocessionaires, which have sought on various grounds to avoid paying any amounts to us or have reserved rights. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market. See Note 11 to our consolidated financial statements in this Form 10-Q for more information.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  During the first quarter of 2004, we issued 9,344 restricted stock units, or RSUs, to 10 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.

(d)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders of The Phoenix Companies, Inc. was held on April 29, 2004.

(b)  The following individuals were elected as directors at the meeting for terms expiring in 2007: Jean S.
     Blackwell, Arthur P. Byrne, Ann Maynard Gray and Dona D. Young.

     Each of the following individuals continued to serve as directors after the meeting: Sal. H. Alfiero,
     Peter C. Browning, Sanford Cloud, Jr., Richard N. Cooper, Gordon J. Davis, Esq., John E. Haire, Jerry J.
     Jasinowski, Thomas S. Johnson and Marilyn E. LaMarche.

(c)  With respect to election of four Directors, the shares present were voted as follows:

                                         Number of Shares Voted For              Number of Shares Withheld

       Jean S. Blackwell                        55,895,090                               746,495
       Arthur P. Byrne                          55,897,830                               743,755
       Ann Maynard Gray                         55,895,130                               746,455
       Dona D. Young                            55,759,310                               882,275

     With respect to ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors, the shares present were voted as follows:

                                       FOR            AGAINST             ABSTAIN

                                    55,889,337        419,828             332,420

(d)  Not applicable.

ITEM 5.  OTHER INFORMATION

(a)  None.

(b)  No material changes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

     10.33  Credit Agreement dated as of December 22, 2003 between The Phoenix Companies, Inc., Phoenix Life
            Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions
            (incorporated herein by reference to Exhibit 10.33 to The Phoenix Companies, Inc. annual report on
            Form 10-K filed March 22, 2004)

     10.34  Technical Amendment to Credit Agreement dated as of April 16, 2004 by and among The Phoenix
            Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions*

     10.35  Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and
            Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc.
            current report on Form 8-K dated January 1, 2003)

     10.36  Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and
            Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc.
            current report on Form 8-K dated January 1, 2003)

     10.37  Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc.
            and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix companies, Inc.
            quarterly report on Form 10-Q filed August 14, 2003)

     10.38  Retirement and Transition Agreement dated September 27, 2002, between Robert W. Fiondella and The
            Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies,
            Inc. current report on Form 8-K dated September 30, 2002)

     10.39  Amendment dated February 10, 2003 to Retirement and Transition Agreement between The Phoenix
            Companies, Inc. and Robert W. Fiondella (incorporated herein by reference to Exhibit 10.49 to The
            Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

     10.40  Change in Control Agreement dated as of November 6, 2000, between Phoenix Home Life Mutual
            Insurance Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.50 to The
            Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

     10.41  Severance Agreement dated December 20, 2000, between Phoenix Home Life Mutual Insurance Company and
            Michael J. Gilotti (incorporated herein by reference to Exhibit 10.51 to The Phoenix Companies,
            Inc. annual report on Form 10-K filed March 21, 2003)

     10.42  Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.

            and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.52 to The Phoenix Companies,
            Inc. annual report on Form 10-K filed March 21, 2003)

     10.43  2002 Incentive Plan for Michael J. Gilotti (incorporated herein by reference to Exhibit 10.53 to
            The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

     10.44  Change in Control Agreement dated as of February 1, 2001, between Phoenix Investment Partners, Ltd.
            and Michael E. Haylon (incorporated herein by reference to Exhibit 10.54 to The Phoenix Companies,
            Inc. annual report on Form 10-K filed March 21, 2003)

     10.45  Severance Agreement dated as of February 1, 2001, between Phoenix Investment Partners, Ltd. and
            Michael E. Haylon (incorporated herein by reference to Exhibit 10.55 to The Phoenix Companies, Inc.
            annual report on Form 10-K filed March 21, 2003)

     10.46  Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and
            Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc.
            annual report on Form 10-K filed March 21, 2003)

     10.47  Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

     10.48  Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and
            Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc.
            quarterly report on Form 10-Q filed August 14, 2003)

     10.49  Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc. and
            Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc.
            quarterly report on Form 10-Q filed August 14, 2003)

     10.50  Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and
            Coleman D. Ross (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc.
            annual report on Form 10-K filed March 22, 2004)

     10.51  Offer Letter dated February 9, 2004, by The Phoenix Companies, Inc. to Philip K. Polkinghorn
            (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. annual report on
            Form 10-K filed March 22, 2004)

     10.52  Change in Control Agreement dated as of March 8, 2004, between The Phoenix Companies, Inc. and
            Philip K. Polkinghorn*

     10.53  Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and
            Philip K. Polkinghorn*

        12  Ratio of Earnings to Fixed Charges*

     31.1   Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002*

     31.2   Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002*

        32  Certification by Dona D. Young, Chief Executive Officer and Michael E. Haylon, Chief Financial

            Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         *  Filed herewith

       (+)  Portions subject to confidential treatment request

     Phoenix will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to
     Phoenix's reasonable expenses in furnishing such exhibit.

(b)  Reports

     During the three months ended March 31, 2004, we filed the following reports on Form 8-K:

     •  Filed February 9, 2004, containing a news release of The Phoenix Companies, Inc. dated February
         9, 2004, regarding its financial results for the year ended December 31, 2003, and its Financial
         Supplement for the three and twelve months ended December 31, 2003.

     •  Filed February 9, 2004, concerning certain amendments to the Code of Ethics of The Phoenix Companies,
        Inc.

     •  Filed February 24, 2004, containing a news release regarding the appointment of Philip K. Polkingham as
        Executive Vice President of the Life and Annuity Manufacturing Operations of The Phoenix Companies,
        Inc.

     •  Filed March 15, 2004, containing a news release regarding The Phoenix Companies' filing of Form 10-K for the fiscal year ended December 31, 2003, which report included revisions to certain previously reported 2003, 2002 and 2001 net income and balance sheet amounts due to a change in consolidation methodology related to certain collateralized debt obligation pools and the adoption of a new accounting standard, FIN 46-R.

     •  Filed March 15, 2004, containing a revised Financial Supplement reflecting the above-disclosed accounting changes.

     •  Filed March 23, 2004, containing a news release about the execution of a definitive agreement for the sale of the retail broker-dealer operations of The Phoenix Companies, Inc. to Linsco/Private Ledger.

                                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   THE PHOENIX COMPANIES, INC.

Date:    May 10, 2004                                              By:   /s/ Michael E. Haylon

                                                                   Michael E. Haylon, Executive Vice President
                                                                     and Chief Financial Officer

