Form 10-Q
period 2004-06-30
PHOENIX COMPANIES INC/DE
filed 2004-08-09
CIK 1129633

==============================================================================================================

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
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                                      OR

                    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM __________ TO __________

                                        Commission file number 001-16517

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
                                              (860) 403-5000
                          ________________________________________________________
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

Yes X.  No__

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).

Yes X.  No__

On July 31 2004, the registrant had 94,708,223 shares of common stock outstanding.

==============================================================================================================

                                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                           Page

  Item 1.    Unaudited Interim Condensed Consolidated Financial Statements:
               Unaudited Interim Condensed Consolidated Balance Sheet June 30, 2004
                 (unaudited) and December 31, 2003......................................................     3
               Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive
                 Income for the three and six months ended June 30, 2004 and 2003 (unaudited)...........     4
               Unaudited Interim Condensed Consolidated Statement of Cash Flows
                 for the six months ended June 30, 2004 and 2003 (unaudited)............................     5
               Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders'
                 Equity for the three and six months ended June 30, 2004 and 2003 (unaudited)...........     6
               Notes to Unaudited Interim Condensed Consolidated Financial Statements for the

PART II.   OTHER INFORMATION

PART I.
                                             FINANCIAL INFORMATION

ITEM 1.  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          THE PHOENIX COMPANIES, INC.
                            Unaudited Interim Condensed Consolidated Balance Sheet
                                  ($ amounts in millions, except share data)
                                June 30, 2004 (unaudited) and December 31, 2003

                                                                                      2004           2003
                                                                                --------------- ---------------
ASSETS:
Available-for-sale debt securities, at fair value............................    $   12,944.9    $   13,273.0
Available-for-sale equity securities, at fair value..........................           319.3           312.0
Mortgage loans, at unpaid principal balances.................................           256.4           284.1
Venture capital partnerships, at equity in net assets........................           249.3           234.9
Affiliate equity securities, at equity in net assets.........................            47.7            47.5
Policy loans, at unpaid principal balances...................................         2,238.7         2,227.8
Other investments............................................................           399.5           402.0
                                                                                --------------- ---------------
                                                                                     16,455.8        16,781.3
Available-for-sale debt and equity securities pledged as collateral,
  at fair value..............................................................         1,275.4         1,350.0
                                                                                --------------- ---------------
Total investments............................................................        17,731.2        18,131.3
Cash and cash equivalents....................................................           623.7           447.9
Accrued investment income....................................................           223.7           222.3
Receivables..................................................................           206.3           224.9
Deferred policy acquisition costs............................................         1,465.2         1,367.7
Deferred income taxes........................................................            55.4            58.7
Intangible assets............................................................           320.3           335.1
Goodwill.....................................................................           420.8           419.9
Other assets.................................................................           214.9           268.2
Separate account assets......................................................         6,526.4         6,083.2
                                                                                --------------- ---------------
Total assets.................................................................    $   27,787.9    $   27,559.2
                                                                                =============== ===============

LIABILITIES:
Policy liabilities and accruals..............................................    $   13,069.4    $   13,088.6
Policyholder deposit funds...................................................         3,542.2         3,642.7
Stock purchase contracts.....................................................           138.3           128.8
Indebtedness.................................................................           661.2           639.0
Other general account liabilities............................................           494.5           525.7
Non-recourse collateralized obligations......................................         1,400.7         1,472.0
Separate account liabilities.................................................         6,526.4         6,083.2
                                                                                --------------- ---------------
Total liabilities............................................................        25,832.7        25,580.0

CONTINGENT LIABILITIES AND COMMITMENTS (NOTES 11 & 12)

MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES.................            33.4            31.4
                                                                                --------------- ---------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,376,363 and 106,376,363 shares issued......             1.0             1.0
Additional paid-in capital...................................................         2,429.4         2,428.8
Deferred compensation on restricted stock units..............................            (3.2)           (3.6)
Accumulated deficit..........................................................          (336.8)         (352.7)
Accumulated other comprehensive income.......................................            16.9            63.7
Treasury stock, at cost: 11,702,704 and 11,930,647 shares....................          (185.5)         (189.4)
                                                                                --------------- ---------------
Total stockholders' equity...................................................         1,921.8         1,947.8
                                                                                --------------- ---------------
Total liabilities, minority interest and stockholders' equity................    $   27,787.9    $   27,559.2
                                                                                =============== ===============

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
             Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income
                                ($ amounts in millions, except per share data)
                         Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                                 Three Months                 Six Months
                                                          --------------------------  -------------------------
                                                                            2003                       2003
                                                              2004        Restated        2004       Restated
                                                          ------------  ------------  ------------ ------------
REVENUES:
Premiums................................................   $   238.2     $   248.5     $   470.9    $   494.6
Insurance and investment product fees...................       154.2         137.0         314.6        273.1
Investment income, net of expenses......................       258.9         277.7         537.1        568.8
Net realized investment gains (losses)..................        15.6        (104.7)         18.1       (118.8)
                                                          ------------  ------------  ------------ ------------
Total revenues..........................................       666.9         558.5       1,340.7      1,217.7
                                                          ------------  ------------  ------------ ------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends.......       341.3         348.4         686.9        699.2
Policyholder dividends..................................       105.3          94.2         211.2        210.7
Policy acquisition cost amortization....................        23.1          25.9          45.7         53.9
Intangible asset amortization...........................         8.3           8.2          16.6         16.6
Interest expense on indebtedness........................         9.9           9.9          19.7         19.7
Interest expense on non-recourse collateralized
  obligations...........................................         7.5          12.6          16.4         25.9
Other operating expenses................................       146.8         140.4         292.2        270.7
                                                          ------------  ------------  ------------ ------------
Total benefits and expenses.............................       642.2         639.6       1,288.7      1,296.7
                                                          ------------  ------------  ------------ ------------
Income (loss) from continuing operations before
  income taxes and minority interest....................        24.7         (81.1)         52.0        (79.0)
Applicable income tax (benefit).........................         6.7         (34.2)         14.0        (36.6)
                                                          ------------  ------------  ------------ ------------
Income (loss) from continuing operations
  before minority interest..............................        18.0         (46.9)         38.0        (42.4)
Minority interest in net income of
  consolidated subsidiaries.............................        (3.4)         (2.3)         (7.1)        (5.1)
                                                          ------------  ------------  ------------ ------------
Income (loss) from continuing operations................        14.6         (49.2)         30.9        (47.5)
Income (loss) from discontinued operations..............        (0.2)         (0.4)          0.1         (0.8)
                                                          ------------  ------------  ------------ ------------
Net income (loss).......................................   $    14.4     $   (49.6)    $    31.0    $   (48.3)
                                                          ============  ============  ============ ============

EARNINGS PER SHARE:
Income (loss) from continuing operations - basic........   $    0.15     $   (0.52)    $    0.33    $   (0.50)
Income (loss) from continuing operations - diluted......   $    0.15     $   (0.52)    $    0.30    $   (0.50)
                                                          ============  ============  ============ ============
Net income (loss) - basic...............................   $    0.14     $   (0.53)    $    0.33    $   (0.51)
Net income (loss) - diluted.............................   $    0.14     $   (0.53)    $    0.30    $   (0.51)
                                                          ============  ============  ============ ============
Basic weighted-average common shares outstanding
  (in thousands)........................................      94,644        94,150        94,569       94,099
Diluted weighted-average common shares outstanding
  (in thousands)........................................     101,294        94,150       101,645       94,099
                                                          ============  ============  ============ ============

COMPREHENSIVE INCOME:
Net income (loss).......................................   $    14.4     $   (49.6)    $    31.0    $   (48.3)
                                                          ------------  ------------  ------------ ------------
Net unrealized investment gains (losses)................      (124.8)        102.6         (63.2)       104.1
Net unrealized foreign currency translation adjustment..        (2.0)          5.8           0.4          4.8
Net unrealized derivative instruments gains (losses)....        49.9          61.9          16.0         72.9
                                                          ------------  ------------  ------------ ------------
Other comprehensive income (loss).......................       (76.9)        170.3         (46.8)       181.8
                                                          ------------  ------------  ------------ ------------
Comprehensive income (loss).............................   $   (62.5)    $   120.7     $   (15.8)   $   133.5
                                                          ============  ============  ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
                       Unaudited Interim Condensed Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                              Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                                                          Six Months
                                                                                -------------------------------
                                                                                                     2003
                                                                                      2004         Restated
                                                                                --------------- ---------------
OPERATING ACTIVITIES:
Premiums collected...........................................................    $      462.5    $      485.5
Insurance and investment product fees collected..............................           319.3           274.4
Investment income collected..................................................           512.2           516.5
Policy benefits paid, excluding policyholder dividends.......................          (562.7)         (525.5)
Policyholder dividends paid..................................................          (184.9)         (187.0)
Policy acquisition costs paid................................................           (89.4)         (100.6)
Interest expense on indebtedness paid........................................           (18.6)          (17.9)
Interest expense on collateralized obligations paid..........................           (16.4)          (25.9)
Other operating expenses paid................................................          (282.3)         (283.6)
Income taxes refunded........................................................             2.4             9.6
                                                                                --------------- ---------------
Cash from continuing operations..............................................           142.1           145.5
Discontinued operations, net.................................................           (16.5)          (45.0)
                                                                                --------------- ---------------
Cash from operating activities...............................................           125.6           100.5
                                                                                --------------- ---------------

INVESTING ACTIVITIES:
Investment purchases.........................................................        (1,956.0)       (3,110.1)
Investment sales, repayments and maturities..................................         2,097.3         2,297.6
Debt and equity securities pledged
  as collateral purchases....................................................           (64.5)           (4.5)
Debt and equity securities pledged as collateral sales.......................            99.8            26.2
Subsidiary purchases.........................................................           (36.8)          (19.2)
Subsidiary sales.............................................................             4.6            --
Premises and equipment additions.............................................            (3.4)           (5.8)
Premises and equipment disposals.............................................            25.9            --
Discontinued operations, net.................................................             6.6            (6.7)
                                                                                --------------- ---------------
Cash from (for) investing activities.........................................           173.5          (822.5)
                                                                                --------------- ---------------

FINANCING ACTIVITIES:
Policyholder deposit fund deposits...........................................           445.7           899.6
Policyholder deposit fund withdrawals........................................          (546.2)         (550.8)
Other indebtedness proceeds..................................................            25.0            --
Collateralized obligations proceeds..........................................            --              --
Collateralized obligations repayments........................................           (40.0)          (32.4)
Common stock dividends paid..................................................            --              --
Minority interest distributions..............................................            (7.8)           (9.3)
                                                                                --------------- ---------------
Cash from (for) financing activities.........................................          (123.3)          307.1
                                                                                --------------- ---------------
Change in cash and cash equivalents..........................................           175.8          (414.9)
Cash and cash equivalents, beginning of period...............................           447.9         1,110.5
                                                                                --------------- ---------------
Cash and cash equivalents, end of period.....................................    $      623.7    $      695.6
                                                                                =============== ===============

Included in cash and cash equivalents above is cash pledged as collateral of $14.0 million and $41.3 million at June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
             Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
                           ($ amounts in millions, except share and per share data)
                         Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                                  Three Months                Six Months
                                                          --------------------------  -------------------------
                                                                            2003                       2003
                                                              2004        Restated        2004       Restated
                                                          ------------  ------------  -----------  ------------
COMMON STOCK AND
ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation
  (18,694; 255,102; 64,767; and 649,839 units)...........  $     0.2     $     2.0     $     0.9    $     5.0
Restricted stock units awarded as payment of liabilities
  (0; 161,768; 0; and 161,768 units).....................       --             1.5          --            1.5
Stock options awarded as compensation
  (80,000; 476,089; 210,000; and 476,089 options)........        0.3          --             0.5         --
Excess of cost over fair value of common shares
  contributed to employee savings plan...................       (0.5)         (1.0)         (0.8)        (1.3)

DEFERRED COMPENSATION ON
RESTRICTED STOCK UNITS:
Compensation expense deferred on
  restricted stock units awarded.........................       --            (2.0)         (0.5)        (5.0)
Compensation expense recognized on
  restricted stock units.................................        0.5           0.3           0.9          0.5

RETAINED EARNINGS
(ACCUMULATED DEFICIT):
Net income (loss)........................................       14.4         (49.6)         31.0        (48.3)
Common stock dividend declared ($0.16 per share).........      (15.1)        (15.1)        (15.1)       (15.1)

ACCUMULATED OTHER
COMPREHENSIVE INCOME:
Other comprehensive income (loss)........................      (76.9)        170.3         (46.8)       181.8

TREASURY STOCK:
Common shares contributed to employee savings plan
  (91,804; 115,104; 226,085; and 157,437 shares).........        1.7           1.8           3.9          2.5
                                                          ------------  ------------  ------------ ------------
Change in stockholders' equity..........................       (75.4)        108.2         (26.0)       121.6
Stockholders' equity, beginning of period................    1,997.2       1,840.2       1,947.8      1,826.8
                                                          ------------  ------------  ------------ ------------
Stockholders' equity, end of period.....................   $ 1,921.8     $ 1,948.4     $ 1,921.8    $ 1,948.4
                                                          ============  ============  ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
                    Notes to Unaudited Interim Condensed Consolidated Financial Statements
                         Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

1.   Organization and Operations

Our unaudited interim condensed consolidated financial statements include the accounts of The Phoenix
Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note
7. The Phoenix Companies, Inc. is a holding company whose operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners,
Ltd., or PXP. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have restated certain 2003 amounts on our Unaudited Interim Condensed Consolidated
Statement of Income and Comprehensive Income, our Unaudited Interim Condensed Consolidated Statement of Cash
Flows and our Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity to correct an accounting error related to the method of consolidation for several of our sponsored collateralized obligation trusts, which is further described below. Also, we have reclassified certain amounts for 2003 to conform with 2004 presentation.

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

Our unaudited interim condensed financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods.
Financial results for the three and six month periods in 2004 are not necessarily indicative of the results that may be expected for the year 2004. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2003 Annual Report on Form 10-K.

Accounting changes and restatement of prior periods

Other-Than Temporary Impairments: Portions of Emerging Issues Task Force Abstract EITF 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1 are effective for fiscal periods beginning after June 15, 2004. EITF 03-1 provides guidance as to the determination of other-than-temporary impaired securities and requires additional disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices and thus, are not anticipated to have a material affect on our consolidated financial statements.

Post-retirement Benefits: On May 19, 2004, the Financial Accounting Standards Board, or the FASB, issued FASB
Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003, or the FSP. For employers that sponsor post-retirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, the FSP requires any effects of the anticipated federal tax subsidy related to those drug benefits be treated as an actuarial gain.
The effect of the FSP is immaterial to our consolidated financial statements.

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

Variable Interest Entities: In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46-R in December 2003, with FIN
46-R providing additional interpretation as to existing standards on consolidation. FIN 46-R clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after
January 31, 2003 and for variable interest entities in which we obtain an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46-R for Special Purpose
Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. FIN 46-R requires our application of its provisions to non-SPE variable interest entities for periods ending after
March 15, 2004. The adoption of FIN 46-R for our non-SPE variable interest entities did not have a material effect on our consolidated financial statements at June 30, 2004.

Stock-based Compensation: A new standard was issued by the FASB in 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002. See Note 9 for additional information.

Consolidated Collateralized Obligation Trusts: We have restated certain 2003 amounts on our Consolidated
Statement of Income and Comprehensive Income, our Consolidated Statement of Cash Flows, and our Consolidated
Statement of Changes in Stockholders' Equity to correct an error related to our method of consolidation for several of our sponsored collateralized obligation trusts, as further described in our 2003 Annual Report on
Form 10-K.

Originally reported and restated amounts for the three and six months ended June 30, 2003 follow:

Revised and Originally Reported
Select Financial Components:                        Three Months Ended                Six Months Ended
($ amounts in millions, except per share data)        June 30, 2003                     June 30, 2003
                                              -------------------------------- --------------------------------
                                               As Restated      As Reported     As Restated      As Reported
                                              --------------- ---------------- ---------------  ---------------
Income statement data
Insurance and investment product fees......    $      137.0    $      137.4     $      273.1     $      273.9
Investment income, net of expenses.........           277.7           263.8            568.8            540.5
Realized investment losses.................          (104.7)         (104.6)          (118.8)          (116.9)
Interest expense on non-recourse
  collateralized obligations...............            12.6            --               25.9             --
Net loss from continuing operations........           (49.2)          (49.1)           (47.5)           (45.6)
Net loss...................................    $      (49.6)   $      (49.5)    $      (48.3)    $      (46.4)

Earnings per share data
Loss from continuing operations - basic....    $      (0.52)   $      (0.52)    $      (0.50)    $      (0.48)
Loss from continuing operations - diluted..           (0.52)          (0.52)           (0.50)           (0.48)
Net loss - basic...........................           (0.53)          (0.53)           (0.51)           (0.49)
Net loss - diluted.........................    $      (0.53)   $      (0.53)    $      (0.51)    $      (0.49)

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

In January 2004, one member of Kayne Anderson Rudnick accelerated his put/call agreement, at which time we acquired an additional 0.3% of Kayne Anderson Rudnick. We are also obligated to purchase an additional 14.7%
interest in the company by 2007.

We acquired the remaining minority interest in Walnut Asset Management LLC and Rutherford Brown & Catherwood,
LLC in March 2004 for $2.1 million as a result of the management members exercising their put/call agreements.
This additional purchase price was allocated by PXP to goodwill and definite-lived intangible assets.

The minority interests in each of our less than wholly-owned asset management subsidiaries are subject to agreements which existed at the time of the acquisitions, pursuant to which either the minority interest holders or PXP may exercise their respective rights to sell or buy the minority interests on specified future dates or upon the occurrence of certain events. Payments made to acquire minority interest under the agreements are recorded as a step purchase. Accordingly, the purchase price is allocated to the portion of the assets acquired and liabilities assumed based on their respective fair values.

On March 31, 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust
Company. The effect of this transaction is immaterial to our consolidated financial statements. Phoenix
National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

Effective May 31, 2004, we sold our retail broker-dealer operations to Linsco/Private Ledger Financial
Services, or LPL. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or
Griffith, and Main Street Management Company, or Main Street, ceased to be affiliated with Phoenix but had the opportunity to move to LPL as independent registered representatives.

Revenues net of eliminations and direct expenses net of deferrals and certain transaction related costs included in our consolidated financial statements related to our retail affiliate operations sold during the second quarter are as follows:

Revenues and Direct Expenses:                                Three Months Ended           Six Months Ended
($ amounts in millions)                                           June 30,                 June 30,
                                                          --------------------------  -------------------------
                                                            2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------

Insurance and investment product fee revenues,
   net of eliminations..................................   $    14.0     $    14.7     $    26.8    $    28.4
Direct other operating expenses, net of deferrals.......        19.2          22.2          44.7         42.6

Actual net expense savings to be realized from the sale of Griffith and Main Street will be dependent on the effect this transaction has on future sales and persistency of inforce life and annuity business and thus, actual net expense savings realized from the sale may fall short or exceed our current expectations of an annual pre-tax earnings benefit of $10.0 million or more.

We incurred a $3.6 million net of tax charge, recorded as a realized investment loss, for an impairment of goodwill related to Main Street and a $0.9 million net of tax charge for employee severance costs during the first quarter of 2004 related to this divestiture. We realized a $2.7 million net of tax gain, recorded as a realized investment gain, on the sale of the broker-dealer operations during the second quarter of 2004, and we incurred an $8.4 million net of tax charge related to employee severance and lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting related to employee benefit plans.
As of June 30, 2004, our remaining liability for the employee severance cost was $6.9 million, which is expected to be fully paid by early 2005. Our remaining liability for the lease termination cost was $4.3 million, which is expected to be fully paid by the end of 2008.

On May 7, 2004, we signed a definitive agreement to sell Phoenix Global Solutions, Inc., our India-based information technology subsidiary, to Tata Consultancy Services, a division of Tata Sons Ltd. This transaction, which is not material to our consolidated financial statements, closed on July 2, 2004.

2.   Business Segments

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products through a variety of independent distributors. These products are managed within two operating segments — Life and Annuity and Asset Management. We report our remaining activities in two non-operating segments — Venture Capital and Corporate and Other.

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
The

other items are removed from segment after-tax operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business.

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

Segment Information on Assets:                                                    June 30,        Dec 31,
($ amounts in millions)                                                             2004            2003
                                                                               --------------- ---------------

Segment assets
Life and annuity segment....................................................    $   24,525.3    $   24,219.5
Asset management segment....................................................           839.5           851.2
                                                                               --------------- ---------------
Operating segment assets....................................................        25,364.8        25,070.7
Venture capital segment.....................................................           206.2           196.3
Corporate and other segment.................................................         2,193.8         2,264.0
                                                                               --------------- ---------------
Total segment assets........................................................        27,764.8        27,531.0
Net assets of discontinued operations.......................................            23.1            28.2
                                                                               --------------- ---------------
Total assets................................................................    $   27,787.9    $   27,559.2
                                                                               =============== ===============

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                              --------------------------------  -------------------------------
Segment Information on Revenues and Income:                         2003                             2003
($ amounts in millions)                             2004          Restated           2004          Restated
                                              ---------------  ---------------  --------------- ---------------

Segment revenues
Life and annuity segment....................   $      566.9     $      578.9     $    1,139.0    $    1,151.4
Asset management segment....................           66.5             58.6            136.7           115.9
Elimination of inter-segment revenues.......            1.1             (1.2)             1.8            (2.4)
                                              ---------------  ---------------  --------------- ---------------
Operating segment revenues..................          634.5            636.3          1,277.5         1,264.9
Venture capital segment.....................            4.4              5.8             16.0            29.7
Corporate and other segment.................           12.4             21.1             29.1            42.3
                                              ---------------  ---------------  --------------- ---------------
Total segment revenues......................          651.3            663.2          1,322.6         1,336.9
Net realized investment gains (losses)......           15.6           (104.7)            18.1          (118.8)
Other.......................................           --               --               --              (0.4)
                                              ---------------  ---------------  --------------- ---------------
Total revenues..............................   $      666.9     $      558.5     $    1,340.7    $    1,217.7
                                              ===============  ===============  =============== ===============

Segment income (loss)
Life and annuity segment....................   $       33.8     $       27.8     $       59.6    $       45.8
Asset management segment....................            0.1             (5.7)             0.2           (11.5)
                                              ---------------  ---------------  --------------- ---------------
Operating segment pre-tax income............           33.9             22.1             59.8            34.3
Venture capital segment.....................            4.4              5.8             16.0            29.7
Corporate and other segment.................          (16.0)           (12.5)           (28.7)          (23.9)
                                              ---------------  ---------------  --------------- ---------------
Total segment income before income taxes....           22.3             15.4             47.1            40.1
Applicable income taxes.....................            5.7              3.5             13.0            11.0
                                              ---------------  ---------------  --------------- ---------------
Total segment income........................           16.6             11.9             34.1            29.1
Gain (loss) from discontinued operations,
  net of income taxes.......................           (0.2)            (0.4)             0.1            (0.8)
Net realized investment gains (losses),
  net of income taxes and other offsets.....            5.0            (59.3)             5.7           (73.6)
Restructuring costs, net of income taxes....           (7.0)            (1.8)            (8.9)           (4.3)
Other income, net of income taxes...........           --               --               --               1.3
                                              ---------------  ---------------  --------------- ---------------
Net income (loss)...........................   $       14.4     $      (49.6)    $       31.0    $      (48.3)
                                              ===============  ===============  =============== ===============

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

Life and Annuity Segment Assets:                                                   June 30,        Dec 31,
($ amounts in millions)                                                              2004            2003
                                                                                --------------- ---------------
Segment assets
Investments..................................................................    $   15,737.9    $   16,203.3
Cash and cash equivalents....................................................           459.8           250.5
Receivables..................................................................           253.7           228.1
Deferred policy acquisition costs............................................         1,465.2         1,367.7
Deferred income taxes........................................................            39.2            40.2
Goodwill and other intangible assets.........................................            10.2            15.3
Other general account assets.................................................           142.1           204.1
Separate accounts............................................................         6,417.2         5,910.3
                                                                                --------------- ---------------
Total segment assets.........................................................    $   24,525.3    $   24,219.5
                                                                                =============== ===============

Life and Annuity Segment Income:                              Three Months Ended          Six Months Ended
($ amounts in millions)                                            June 30,                   June 30,
                                                          --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------
Segment income
Premiums................................................   $   238.2     $   248.5     $   470.9    $   494.6
Insurance and investment product fees...................        86.5          79.2         176.0        157.4
Net investment income...................................       242.2         251.2         492.1        499.4
                                                          ------------  ------------  ------------ ------------
Total segment revenues..................................       566.9         578.9       1,139.0      1,151.4
                                                          ------------  ------------  ------------ ------------
Policy benefits, including policyholder dividends.......       437.1         449.9         886.1        905.2
Policy acquisition cost amortization....................        24.3          24.7          46.5         52.2
Other operating expenses................................        71.7          76.5         146.8        148.2
                                                          ------------  ------------  ------------ ------------
Total segment benefits and expenses.....................       533.1         551.1       1,079.4      1,105.6
                                                          ------------  ------------  ------------ ------------
Segment income before income taxes......................        33.8          27.8          59.6         45.8
Allocated income taxes..................................        10.2           8.4          17.4         12.4
                                                          ------------  ------------  ------------ ------------
Segment income..........................................        23.6          19.4          42.2         33.4
Net realized investment gains (losses),
  net of income taxes and other offsets.................         1.5           3.9          (2.0)         2.6
Restructuring charges, after income taxes...............        (5.4)         --            (6.2)        --
                                                          ------------  ------------  ------------ ------------
Segment net income......................................   $    19.7     $    23.3     $    34.0    $    36.0
                                                          ============  ============  ============ ============

Life and Annuity Segment Revenues by Product:                 Three Months Ended           Six Months Ended
($ amounts in millions)                                            June 30,                    June 30,
                                                          --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------
Premiums
Term life insurance.....................................   $     2.7     $     2.1     $     5.4    $     4.4
Other life insurance....................................         3.9           2.9           6.5          5.2
                                                          ------------  ------------  ------------ ------------
Total, non-participating life insurance.................         6.6           5.0          11.9          9.6
Participating life insurance............................       231.6         243.5         459.0        485.0
                                                          ------------  ------------  ------------ ------------
Total premiums..........................................       238.2         248.5         470.9        494.6
                                                          ------------  ------------  ------------ ------------
Insurance and investment product fees
Variable universal life insurance.......................        25.1          25.2          50.8         49.9
Universal life insurance................................        28.4          22.8          55.1         46.4
Other life insurance....................................        17.0          17.3          38.3         33.2
                                                          ------------  ------------  ------------ ------------
Total, life insurance...................................        70.5          65.3         144.2        129.5
Annuities...............................................        16.0          14.1          31.8         27.9
                                                          ------------  ------------  ------------ ------------
Total insurance and investment product fees.............        86.5          79.4         176.0        157.4
Net investment income...................................       242.2         251.0         492.1        499.4
                                                          ------------  ------------  ------------ ------------
Segment revenues........................................   $   566.9     $   578.9     $ 1,139.0    $ 1,151.4
                                                          ============  ============  ============ ============

                                                              Three Months Ended           Six Months Ended
Deferred Policy Acquisition Costs:                                 June 30,                    June 30,
($ amounts in millions)                                   --------------------------  -------------------------
                                                               2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------

Policy acquisition costs deferred.......................   $    42.5     $    44.0     $    89.5    $   100.6
Costs amortized to expenses:
  Recurring costs related to segment income.............       (24.3)        (24.7)        (46.5)       (52.2)
  Decrease (increase) related to realized
    investment gains or losses..........................         1.2          (1.2)          0.8         (1.7)
Offsets to net unrealized investment gains or losses
  included in other comprehensive income................        87.3         (40.1)         53.7        (32.8)
                                                          ------------  ------------  ------------ ------------
Change in deferred policy acquisition costs.............       106.7         (22.0)         97.5         13.9
Deferred policy acquisition costs,
  beginning of period...................................     1,358.5       1,270.0       1,367.7      1,234.1
                                                          ------------  ------------  ------------ ------------
Deferred policy acquisition costs, end of period........   $ 1,465.2     $ 1,248.0     $ 1,465.2    $ 1,248.0
                                                          ============  ============  ============ ============

We have included in deferred policy acquisition costs the present value of future profits from two major reinsurance assumed transactions and the purchase of the minority interest in a subsidiary. The amounts included at June 30, 2004 and December 31, 2003 follow: Confederation Life ($43.9 million and $36.0 million, respectively), Valley Forge Life ($34.8 million and $37.4 million, respectively) and PFG Holdings ($9.6 million and $9.7, respectively).

Policy liabilities and accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.00% to 6.00% at June 30, 2004 and 4.00% to 6.25% at December 31, 2003, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.1% to 12.3% at June 30, 2004 and 1.0% to 12.3% at December 31, 2003, less administrative charges.

Participating life insurance

Participating life insurance inforce was 36.8% and 38.8% of the face value of total individual life insurance inforce at June 30, 2004 and December 31, 2003, respectively.

Closed block

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

Closed Block Assets and Liabilities:                                     June 30,       Dec 31,    Inception
($ amounts in millions)                                                    2004          2003    (Dec 31, 1999)
                                                                       ------------  ------------ ------------

Debt securities.......................................................  $ 6,736.1     $ 6,906.4    $ 4,773.1
Equity securities.....................................................       85.7          82.9         --
Mortgage loans........................................................      214.4         228.5        399.0
Venture capital partnerships..........................................       43.1          38.6         --
Policy loans..........................................................    1,384.1       1,386.8      1,380.0
Other invested assets.................................................       53.8          46.7         --
                                                                       ------------  ------------ ------------
Total closed block investments........................................    8,517.2       8,689.9      6,552.1
Cash and cash equivalents.............................................      223.7          40.5         --
Accrued investment income.............................................      118.7         120.2        106.8
Receivables...........................................................       48.5          43.0         35.2
Deferred income taxes.................................................      377.0         377.0        389.4
Other closed block assets.............................................       12.7          62.3          6.2
                                                                       ------------  ------------ ------------
Total closed block assets.............................................    9,297.8       9,332.9      7,089.7
                                                                       ------------  ------------ ------------
Policy liabilities and accruals.......................................    9,779.9       9,723.1      8,301.7
Policyholder dividends payable........................................      383.8         369.8        325.1
Policyholder dividend obligation......................................      371.8         519.2         --
Other closed block liabilities........................................       82.1          63.0         12.3
                                                                       ------------  ------------ ------------
Total closed block liabilities........................................   10,617.6      10,675.1      8,639.1
                                                                       ------------  ------------ ------------
Excess of closed block liabilities over closed block assets...........  $ 1,319.8     $ 1,342.2    $ 1,549.4
                                                                       ============  ============ ============

Closed Block Revenues and Expenses and Changes                                           Six Months Ended,
in Policyholder Dividend Obligations:                                   Cumulative            June 30,
($ amounts in millions)                                                   from       -------------------------
                                                                        Inception        2004         2003
                                                                       ------------  ------------ ------------
Closed block revenues
Premiums..............................................................  $ 4,691.6     $   453.5    $   478.2
Net investment income.................................................    2,492.3         281.1        286.6
Net realized investment gains (losses)................................      (93.0)          3.7         (2.9)
                                                                       ------------  ------------ ------------
Total revenues........................................................    7,090.9         738.3        761.9
                                                                       ------------  ------------ ------------
Policy benefits, excluding dividends..................................    4,847.3         486.9        508.9
Other operating expenses..............................................       54.7           5.7          5.1
                                                                       ------------  ------------ ------------
Total benefits and expenses, excluding policyholder dividends.........    4,902.0         492.6        514.0
                                                                       ------------  ------------ ------------
Closed block contribution to income before dividends and income taxes.    2,188.9         245.7        247.9
Policyholder dividends................................................    1,799.8         210.8        210.5
                                                                       ------------  ------------ ------------
Closed block contribution to income before income taxes...............      389.1          34.9         37.4
Applicable income taxes...............................................      136.7          12.3         13.1
                                                                       ------------  ------------ ------------
Closed block contribution to income...................................  $   252.4     $    22.6    $    24.3
                                                                       ============  ============ ============

Policyholder dividend obligation
Policyholder dividends provided through earnings......................  $ 1,852.3     $   210.8    $   210.5
Policyholder dividends provided through other comprehensive income....      273.2        (159.5)       163.8
                                                                       ------------  ------------ ------------
Additions to policyholder dividend liabilities........................    2,125.5          51.3        374.3
Policyholder dividends paid...........................................   (1,695.0)       (184.7)      (187.0)
                                                                       ------------  ------------ ------------
Increase in policyholder dividend liabilities.........................      430.5        (133.4)       187.3
Policyholder dividend liabilities, beginning of period................      325.1         889.0        910.7
                                                                       ------------  ------------ ------------
Policyholder dividend liabilities, end of period......................      755.6         755.6      1,098.0
Less: policyholder dividends payable, end of period...................      383.8         383.8        382.3
                                                                       ------------  ------------ ------------
Policyholder dividend obligation, end of period.......................  $   371.8     $   371.8    $   715.7
                                                                       ============  ============ ============

4.   Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups — private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds, closed-end funds and managed accounts.
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

Asset Management Segment Assets:                                                 June 30,        Dec 31,
($ amounts in millions)                                                            2004           2003
                                                                             --------------- ---------------

Segment assets
Investments...............................................................    $       15.1    $       11.8
Cash and cash equivalents.................................................            49.3            39.6
Receivables...............................................................            30.3            36.0
Intangible assets.........................................................           320.3           335.1
Goodwill..................................................................           410.6           408.1
Other assets..............................................................            13.9            20.6
                                                                             --------------- ---------------
Total segment assets......................................................    $      839.5    $      851.2
                                                                             =============== ===============

                                                       Three Months Ended                Six Months Ended
Asset Management Segment Income:                            June 30,                         June 30,
($ amounts in millions)                           ------------------------------  -----------------------------
                                                       2004            2003            2004           2003
                                                  --------------  --------------  -------------- --------------

Segment income
Investment product fees.........................   $      66.3     $      58.4     $     136.4    $     115.6
Net investment income...........................           0.2             0.2             0.3            0.3
                                                  --------------  --------------  -------------- --------------
Total segment revenues..........................          66.5            58.6           136.7          115.9
                                                  --------------  --------------  -------------- --------------
Intangible asset amortization...................           8.3             8.2            16.6           16.6
Other operating expenses........................          54.6            54.2           112.7          106.1
                                                  --------------  --------------  -------------- --------------
Total segment expenses..........................          62.9            62.4           129.3          122.7
                                                  --------------  --------------  -------------- --------------
Segment income (loss) before income taxes
  and minority interest.........................           3.6            (3.8)            7.4           (6.8)
Allocated income taxes (benefit)................           0.1            (2.3)            0.5           (4.4)
                                                  --------------  --------------  -------------- --------------
Segment income (loss) before minority interest..           3.5            (1.5)            6.9           (2.4)
Minority interest in segment income of
  consolidated subsidiaries.....................           3.5             1.9             7.2            4.7
                                                  --------------  --------------  -------------- --------------
Segment income (loss)...........................          --              (3.4)           (0.3)          (7.1)
Restructuring charges, net of income taxes......          (0.2)           (1.5)           (0.3)          (3.3)
Realized investment gains, net of income taxes..          --              --               1.4           --
                                                  --------------  --------------  -------------- --------------
Segment net income (loss).......................   $      (0.2)    $      (4.9)    $       0.8    $     (10.4)
                                                  ==============  ==============  ============== ==============

Beginning in 2004, trail commissions related to mutual funds are classified as operating expenses, whereas in prior years, trail commissions were presented as a deduction to investment product fees. The Asset Management segment charges investment management fees, on a cost recovery basis, to the Life Companies for managing their general account assets. These fees, as well as the associated expenses, have been eliminated. This treatment has no effect on the segment's net income. Prior year amounts have been reclassified to conform to current year presentation.

Asset management segment intangible assets and goodwill

Carrying Amounts of Intangible Assets and Goodwill:                               June 30,        Dec 31,
($ amounts in millions)                                                             2004           2003
                                                                              --------------- ---------------

Asset management contracts with definite lives.............................    $      396.2    $      396.1
Less: accumulated amortization.............................................           149.2           134.3
                                                                              --------------- ---------------
Intangible assets with definite lives......................................           247.0           261.8
Asset management contracts with indefinite lives...........................            73.3            73.3
                                                                              --------------- ---------------
Intangible assets..........................................................    $      320.3    $      335.1
                                                                              =============== ===============

Goodwill...................................................................    $      410.6    $      408.1
                                                                              =============== ===============

Activity in Intangible Assets and Goodwill:            Three Months Ended                Six Months Ended
($ amounts in millions)                                     June 30,                         June 30,
                                                  ------------------------------  -----------------------------
                                                       2004            2003            2004           2003
                                                  --------------  --------------  -------------- --------------
Intangible assets
Asset purchases.................................   $      --       $       0.8     $       1.8    $       0.8
Asset amortization..............................          (8.3)           (8.2)          (16.6)         (16.6)
                                                  --------------  --------------  -------------- --------------
Change in intangible assets.....................          (8.3)           (7.4)          (14.8)         (15.8)
Balance, beginning of period....................         328.6           356.6           335.1          365.0
                                                  --------------  --------------  -------------- --------------
Balance, end of period..........................   $     320.3     $     349.2     $     320.3    $     349.2
                                                  ==============  ==============  ============== ==============

Goodwill
Goodwill acquired...............................   $      --       $       1.2     $       2.5    $       1.2
                                                  --------------  --------------  -------------- --------------
Change in goodwill..............................          --               1.2             2.5            1.2
Balance, beginning of period....................         410.6           375.6           408.1          375.6
                                                  --------------  --------------  -------------- --------------
Balance, end of period..........................   $     410.6     $     376.8     $     410.6    $     376.8
                                                  ==============  ==============  ============== ==============

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

The estimated aggregate intangible asset amortization expense in future periods is: six months ended December
31, 2004 - $16.5 million; 2005 - $32.5 million; 2006 - $27.6 million; 2007 - $26.5 million; 2008 - $26.2 million; 2009 - $25.0 million; and thereafter - $92.7 million. At June 30, 2004, the remaining weighted-average amortization period for definite-lived intangible assets is 8.6 years.

5.   Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:         June 30, 2004                 December 31, 2003
($ amounts in millions)                           ------------------------------  -----------------------------
                                                     Fair Value       Cost        Fair Value       Cost
                                                  --------------  --------------  -------------- --------------

U.S. government and agency......................   $     717.3     $     676.0     $     757.0    $     714.5
State and political subdivision.................         479.1           448.8           510.3          468.4
Foreign government..............................         280.0           271.3           260.4          239.0
Corporate.......................................       6,971.3         6,788.2         6,765.8        6,412.4
Mortgage-backed.................................       2,879.5         2,804.8         3,097.5        2,963.4
Other asset-backed..............................       1,617.7         1,616.7         1,882.0        1,863.6
                                                  --------------  --------------  -------------- --------------
Debt securities.................................   $  12,944.9     $  12,605.8     $  13,273.0    $  12,661.3
                                                  ==============  ==============  ============== ==============

Amounts applicable to the closed block..........   $   6,736.1     $   6,460.2     $   6,906.4    $   6,471.1
                                                  ==============  ==============  ============== ==============

Hilb, Rogal and Hamilton, or HRH, common stock..   $     129.3     $      42.2     $     116.2    $      42.2
Lombard International Assurance, S.A............          41.6            41.6            41.1           41.1
Other equity securities.........................         148.4           136.0           154.7          139.1
                                                  --------------  --------------  -------------- -------------
Equity securities...............................   $     319.3     $     219.8     $     312.0    $     222.4
                                                  ==============  ==============  ============== ==============

Amounts applicable to the closed block..........   $      85.7     $      78.4     $      82.9    $      75.0
                                                  ==============  ==============  ============== ==============

Our holdings in HRH common stock as of June 30, 2004 are available to be used in November 2005 to settle stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million net of offsets for applicable deferred acquisition costs and deferred income taxes). See Note 6 for additional information.

Gross and Net Unrealized Gains and Losses from
General Account Debt and Equity Securities:                      June 30, 2004            December 31, 2003
($ amounts in millions)                                   --------------------------  -------------------------
                                                              Gains        Losses        Gains        Losses
                                                          ------------  ------------  ------------ ------------

U.S. government and agency...............................  $    45.0     $    (3.7)    $    44.0    $    (1.5)
State and political subdivision..........................       33.8          (3.5)         43.5         (1.6)
Foreign government.......................................       11.4          (2.7)         23.2         (1.8)
Corporate................................................      282.2         (99.1)        400.4        (47.0)
Mortgage-backed..........................................      102.7         (28.0)        143.4         (9.3)
Other asset-backed.......................................       35.4         (34.4)         55.6        (37.2)
                                                          ------------  ------------  ------------ ------------
Debt securities gains (losses)...........................  $   510.5     $  (171.4)    $   710.1    $   (98.4)
                                                          ============  ============  ============ ============
Debt securities net gains................................  $   339.1                   $   611.7
                                                          ============                ============

Hilb, Rogal and Hamilton common stock....................  $    87.1     $    --       $    74.0    $    --
Other equity securities..................................       15.4          (3.0)         17.4         (1.8)
                                                          ------------  ------------  ------------ ------------
Equity securities gains (losses).........................  $   102.5     $    (3.0)    $    91.4    $    (1.8)
                                                          ============  ============  ============ ============
Equity securities net gains..............................  $    99.5                   $    89.6
                                                          ============                ============

Mortgage loans

Carrying Values of Investments in Mortgage Loans:               June 30, 2004             December 31, 2003
($ amounts in millions)                                   --------------------------  -------------------------
                                                            Carrying                    Carrying
                                                              Value      Fair Value       Value     Fair Value
                                                          ------------  ------------  ------------ ------------
Property type
Apartment buildings......................................  $   102.9     $   107.8     $   105.1    $   106.7
Office buildings.........................................       39.7          41.6          49.0         49.7
Retail stores............................................       93.9          98.3         109.0        110.7
Industrial buildings.....................................       29.8          31.2          33.7         34.2
Other....................................................        0.1           0.1           0.1          0.1
                                                          ------------  ------------  ------------ ------------
Subtotal.................................................      266.4         279.0         296.9        301.4
Less: valuation allowances...............................       10.0          --            12.8         --
                                                          ------------  ------------  ------------ ------------
Mortgage loans..........................................   $   256.4     $   279.0     $   284.1    $   301.4
                                                          ============  ============  ============ ============

Amounts applicable to the closed block...................  $   214.4     $   224.5     $   228.5    $   242.4
                                                          ============  ============  ============ ============

                                                                         June 30, 2004
                                            -------------------------------------------------------------------
Aging of Temporarily Impaired General         Less than 12 months  Greater than 12 months        Total
Account Debt and Equity Securities:         ---------------------- ---------------------- ---------------------
($ amounts in millions)                        Fair    Unrealized    Fair     Unrealized    Fair     Unrealized
                                               Value     Losses      Value      Losses      Value      Losses
                                            ---------- ----------- ---------- ----------- ---------- ----------
Debt securities
U.S. government and agency................   $  191.0   $    (3.7)  $   --     $    --     $  191.0  $    (3.7)
State and political subdivision...........       72.2        (3.5)       3.7        --         75.9       (3.5)
Foreign government........................       40.7        (2.3)       9.2        (0.4)      49.9       (2.7)
Corporate.................................    2,183.1       (73.7)     333.3       (25.4)   2,516.4      (99.1)
Mortgage-backed...........................    1,030.6       (26.4)      24.6        (1.6)   1,055.2      (28.0)
Other asset-backed........................      456.2        (7.3)     118.1       (27.1)     574.3      (34.4)
                                            ---------- ----------- ---------- ----------- ---------- ----------
Debt securities...........................   $3,973.8   $  (116.9)  $  488.9   $   (54.5)  $4,462.7   $ (171.4)
Common stock..............................       22.7        (2.7)       1.3        (0.3)      24.0       (3.0)
                                            ---------- ----------- ---------- ----------- ---------- ----------
Total temporarily impaired securities.....   $3,996.5   $  (119.6)  $  490.2   $   (54.8)  $4,486.7   $ (174.4)
                                            ========== =========== ========== =========== ========== ==========

Amounts inside the closed block...........   $1,708.7   $   (64.6)  $  242.7   $   (23.5)  $1,951.4   $  (88.1)
                                            ========== =========== ========== =========== ========== ==========

Amounts outside the closed block..........   $2,287.8   $   (55.0)  $  247.5   $   (31.3)  $2,535.3   $  (86.3)
                                            ========== =========== ========== =========== ========== ==========

Amounts outside the closed block
  that are below investment grade.........   $  163.1   $    (6.7)  $   68.9   $   (14.1)  $  232.0   $  (20.8)
                                            ========== =========== ========== =========== ========== ==========
After offsets for deferred acquisition
  cost adjustment and taxes...............              $    (2.7)             $    (4.6)             $   (7.3)
                                                       ===========            ===========            ==========

These securities are considered to be temporarily impaired at June 30, 2004 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Unrealized losses on below investment grade debt securities held inside the closed block with a fair value of less than 80% of the securities' amortized cost totals $7.1 million at June 30, 2004 ($0.0 after offsets for change in policy dividend obligation). All of these securities have been in an unrealized loss for greater than 12 months.

Unrealized losses on below investment grade debt securities outside the closed block with a fair value less than 80% of the securities' amortized cost totals $10.1 million at June 30, 2004. Of these, $9.6 million ($6.2 million after offsets for taxes and deferred policy acquisition cost amortization) have been in an unrealized loss for greater than 12 months.

Venture capital partnerships

Components of Net Investment Income Related to Venture         Three Months Ended         Six Months Ended
Capital Partnerships:                                               June 30,                   June 30,
($ amounts in millions)                                    --------------------------  ------------------------
                                                               2004          2003          2004        2003
                                                           ------------  ------------  ------------ -----------

Net realized gains on partnership cash and stock
distributions............................................   $     3.9     $     2.6     $     0.2    $    1.5
Net unrealized gains (losses) on partnership investments.        (0.4)          6.8          21.8        37.7
Partnership operating expenses...........................        (1.7)         (2.9)         (2.6)       (3.8)
                                                           ------------  ------------  ------------ -----------
Net investment income....................................   $     1.8     $     6.5     $    19.4    $   35.4
                                                           ============  ============  ============ ===========

Amounts applicable to the closed block...................   $    (2.6)    $     0.7     $     3.4    $    5.7
                                                           ============  ============  ============ ===========
Amounts applicable to the venture capital segment........   $     4.4     $     5.8     $    16.0    $   29.7
                                                           ============  ============  ============ ===========

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase net investment income as follows:

Effect of Adjustment from Estimated Partnership Results to     Three Months Ended         Six Months Ended
Actual Partnership Financial Statements:                             June 30,                  June 30,
($ amounts in millions)                                    --------------------------  ------------------------
                                                               2004          2003          2004        2003
                                                           ------------  ------------  ------------ -----------

Closed block.............................................   $    (3.7)    $    --       $     1.0    $   --
Venture capital segment..................................         0.2           3.3           9.4        33.8
                                                           ------------  ------------  ------------ -----------
Total....................................................   $    (3.5)    $     3.3     $    10.4    $   33.8
                                                           ============  ============  ============ ===========

                                                              Three Months Ended          Six Months Ended
Investment Activity in Venture Capital Partnerships:               June 30,                   June 30,
($ amounts in millions)                                    --------------------------  ------------------------
                                                               2004          2003          2004        2003
                                                           ------------  ------------  ------------ -----------

Contributions............................................   $    15.0     $    11.9     $    26.8    $   24.8
Equity in earnings of partnerships.......................         1.8           6.5          19.4        35.4
Distributions............................................       (17.0)         (8.2)        (31.8)      (11.3)
Proceeds from sale of partnership interests..............        --            --            --         (26.1)
Realized loss on sale of partnership interests...........        --            (0.5)         --         (14.3)
                                                           ------------  ------------  ------------ -----------
Change in venture capital partnerships...................        (0.2)          9.7          14.4         8.5
Venture capital partnership investments,
  beginning of period....................................       249.5         227.4         234.9       228.6
                                                           ------------  ------------  ------------ -----------
Venture capital partnership investments,
  end of period..........................................   $   249.3     $   237.1     $   249.3    $  237.1
                                                           ============  ============  ============ ===========

To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we use quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we apply a public industry sector index to estimate changes in valuations each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and write-downs by the general partners). Our methodology recognizes both downward and upward adjustments in estimated values based on the indices, but when the general partner reduces the value of a private investee company, we do not adjust the fair value upward (by applying the public sector index) in excess of the most recent value reported by the general partner. Finally, we revise the valuations we have assigned to the investee companies annually to reflect the valuations in the audited financial statements received from the venture capital partnerships.

Unfunded Commitments and Investments in Venture Capital Partnerships:               June 30,        Dec 31,
($ amounts in millions)                                                               2004           2003
                                                                                --------------- ---------------

Unfunded commitments
Closed block.................................................................    $       61.1    $       48.3
Venture capital segment......................................................            55.3            76.7
                                                                                --------------- ---------------
Total unfunded commitments...................................................    $      116.4    $      125.0
                                                                                =============== ===============

Venture capital partnerships
Closed block.................................................................    $       43.1    $       38.6
Venture capital segment......................................................           206.2           196.3
                                                                                --------------- ---------------
Total venture capital partnerships...........................................    $      249.3    $      234.9
                                                                                =============== ===============

Affiliate equity securities

The fair value of our investment in Aberdeen common stock, based on the London Stock Exchange closing price at
August 2, 2004, June 30, 2004 and December 31, 2003, was $51.7 million, $54.5 million and $54.4 million, respectively. The carrying value of our investment in Aberdeen, using the equity method of accounting, totaled
$38.6 million and $38.3 million at June 30, 2004 and December 31, 2003, respectively.

On May 25, 2004, Aberdeen closed on the sale of its UK and Continental European property investment management business to an unrelated party. We recognized a pre-tax, non-cash realized gain of $1.2 million during the second quarter of 2004 as a realized investment gain related to our share of Aberdeen's realized gain.

Net investment income

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                           --------------------------  ------------------------
Sources of Net Investment Income:                                            2003                      2003
($ amounts in millions)                                        2004        Restated        2004      Restated
                                                           ------------  ------------  ------------ -----------

Debt securities..........................................   $   191.8     $   199.5     $   383.5    $  386.9
Equity securities........................................         1.6           0.9           2.0         2.2
Mortgage loans...........................................         5.4           7.3          11.3        19.4
Venture capital partnerships.............................         1.8           6.5          19.4        35.4
Affiliate equity securities..............................        (0.1)          0.5           0.2         0.7
Policy loans.............................................        41.7          42.6          83.9        85.2
Other investments........................................         8.8           8.1          20.9        12.4
Cash and cash equivalents................................         1.0           1.4           1.7         4.5
                                                           ------------  ------------  ------------ -----------
Total investment income..................................       252.0         266.8         522.9       546.7
  Less: investment expenses..............................         1.9           2.6           4.7         5.5
                                                           ------------  ------------  ------------ -----------
Net investment income, general account investments.......       250.1         264.2         518.2       541.2
Debt and equity securities pledged as collateral (Note 7)         8.8          13.5          18.9        27.6
                                                           ------------  ------------  ------------ -----------
Net investment income....................................   $   258.9     $   277.7     $   537.1    $  568.8
                                                           ============  ============  ============ ===========

Amounts applicable to the closed block...................   $   133.5     $   140.6     $   281.1    $  286.6
                                                           ============  ============  ============ ===========

Net realized investment gains (losses)
                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                           -------------------------  ------------------------
Net Realized Investment Gains (Losses):                                     2003                      2003
($ amounts in millions)                                        2004       Restated        2004      Restated
                                                           -----------  ------------  ------------ -----------

Debt security impairments................................   $    (1.2)   $    (19.8)   $     (4.0)  $   (45.4)
Equity security impairments..............................        --            (1.1)         --          (1.1)
Mortgage loan impairments................................        --            (2.8)         --          (3.2)
Venture capital partnership impairments..................        --            (0.3)         --          (4.6)
Affiliate equity security impairments....................        --           (96.9)         --         (96.9)
Other invested asset impairments.........................        --            (1.2)         (3.3)       (9.9)
Debt and equity securities
  pledged as collateral impairments......................        (3.6)         (0.1)         (8.3)       (1.9)
                                                           -----------  ------------  ------------ -----------
Impairment losses........................................        (4.8)       (122.2)        (15.6)     (163.0)
                                                           -----------  ------------  ------------ -----------
Debt security transaction gains..........................         9.0          16.7          19.2        70.3
Debt security transaction losses.........................        (2.9)        (11.5)         (6.1)      (23.8)
Equity security transaction gains........................        11.2          15.2          13.8        15.6
Equity security transaction losses.......................        (0.5)         (7.8)         (0.9)      (10.4)
Mortgage loan transaction gains (losses).................        --            (0.4)          0.2        (0.8)
Venture capital partnership transaction gains (losses)...        --            (0.2)         --          (9.7)
Other invested asset transaction gains (losses)..........         3.6           5.5           7.5         3.0
                                                           -----------  ------------  ------------ -----------
Net transaction gains....................................        20.4          17.5          33.7        44.2
                                                           -----------  ------------  ------------ -----------
Net realized investment gains (losses)...................   $    15.6    $   (104.7)   $     18.1   $  (118.8)
                                                           -----------  ------------  ------------ -----------

Net realized investment gains (losses)...................   $    15.6    $   (104.7)   $     18.1   $  (118.8)
                                                           -----------  ------------  ------------ -----------
Applicable closed block
  policyholder dividend obligation.......................         7.2          (9.5)          7.3        (1.0)
Applicable deferred policy acquisition costs.............        (1.2)          1.2          (0.8)        1.7
Applicable deferred income taxes (benefit)...............         4.6         (37.1)          5.9       (45.9)
                                                           -----------  ------------  ------------ -----------
Offsets to realized investment gains (losses)............        10.6         (45.4)         12.4       (45.2)
                                                           -----------  ------------  ------------ -----------
Net realized investment gains (losses)
  included in net income.................................   $     5.0    $    (59.3)   $      5.7   $   (73.6)
                                                           ===========  ============  ============ ============

Unrealized investment gains (losses)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
Sources of Changes in                                      -------------------------  ------------------------
Net Unrealized Investment Gains (Losses):                                   2003                      2003
($ amounts in millions)                                       2004        Restated        2004      Restated
                                                           -----------  ------------  ------------ -----------

Debt securities..........................................   $  (507.8)   $    279.8    $   (272.7)  $   254.3
Equity securities........................................       (14.2)         31.1           9.9         3.0
Debt and equity securities pledged as collateral.........       (46.1)         32.5         (27.5)       64.0
Other investments........................................        (4.4)         (0.7)         (2.5)        0.6
                                                           -----------  ------------  ------------ -----------
Net changes in unrealized investment gains (losses)......   $  (572.5)   $    342.7    $   (292.8)  $   321.9
                                                           ===========  ============  ============ ============

Net unrealized investment gains (losses).................   $  (572.5)   $    342.7    $   (292.8)  $   321.9
                                                           -----------  ------------  ------------ -----------
Applicable closed block
  policyholder dividend obligation.......................      (317.9)        160.2        (157.9)      163.7
Applicable deferred policy acquisition costs (benefit)...       (87.3)         40.1         (53.7)       32.8
Applicable deferred income taxes (benefit)...............       (42.5)         39.8         (18.0)       21.3
                                                           -----------  ------------  ------------ -----------
Offsets to net unrealized investment gains (losses)......      (447.7)        240.1        (229.6)      217.8
                                                           -----------  ------------  ------------ -----------
Net changes in unrealized investment gains (losses)
  included in other comprehensive income.................   $  (124.8)   $    102.6    $    (63.2)  $   104.1
                                                           ===========  ============  ============ ============

6.   Financing Activities

Stock purchase contracts and indebtedness

The carrying values and fair values of our stock purchase contracts as of June 30, 2004 and December 31, 2003 follow:

                                                       June 30, 2004                  December 31, 2003
                                              --------------------------------  -------------------------------
Stock Purchase Contracts:                        Carrying           Fair           Carrying          Fair
($ amounts in millions)                            Value            Value            Value           Value
                                              ---------------  ---------------  --------------- ---------------

Stock purchase contracts stated amount......   $      142.6     $      138.3     $      144.2    $      128.8
Settlement amount adjustment................           (4.3)            --              (15.4)           --
                                              ---------------  ---------------  --------------- ---------------
Stock purchase contracts....................   $      138.3     $      138.3     $      128.8    $      128.8
                                              ===============  ===============  =============== ===============

In 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of Hilb, Rogal and Hamilton Company, or HRH, common stock. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underlie the stock purchase contracts. All changes in the fair value of the embedded derivative instrument are recorded in other comprehensive income. For the three months ended June 30, 2004 and 2003, we recognized an increase (decrease)
in the fair value of the embedded derivative instrument of $6.0 million ($3.9 million after income taxes) and
$(6.2) million ($(4.0) million after income taxes), respectively, in other comprehensive income. For the six months ended June 30, 2004 and 2003, we recognized an increase (decrease) in the fair value of the embedded derivative instrument of $(11.1) million ($(7.2) million after income taxes) and $12.2 million ($7.9 million after taxes), respectively, in other comprehensive income. These changes in the fair value of the embedded derivative are primarily due to fluctuations in the quoted market price of HRH common stock during the respective three and six months ended June 30, 2004 and 2003. The quoted market price of HRH common stock, which was $35.68 at June 30, 2004, was less than the price that we received at issuance of the stock purchase contracts. For more information, see Notes 5 and 6 to our consolidated financial statements in our 2003 Annual
Report on Form 10-K.

                                                       June 30, 2004                  December 31, 2003
                                              --------------------------------  -------------------------------
Indebtedness:                                    Carrying           Fair           Carrying          Fair
($ amounts in millions)                            Value            Value            Value           Value
                                              ---------------  ---------------  --------------- ---------------

Surplus notes...............................   $      175.0     $      187.4     $      175.0    $      188.8
Equity units................................          153.7            233.1            153.7           232.1
Senior unsecured bonds......................          300.0            297.0            300.0           311.2
Revolving credit facility...................           25.0             25.0             --              --
Interest rate swap..........................            7.5              7.5             10.3            10.3
                                              ---------------  ---------------  --------------- ---------------
Total indebtedness..........................   $      661.2     $      750.0     $      639.0    $      742.4
                                              ===============  ===============  =============== ===============

On December 22, 2003, we closed on a new $150.0 million unfunded, unsecured senior revolving credit facility to replace our $100.0 million credit facility, which expired on that date. This new facility consists of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million, three-year revolving credit facility. Under the 364-day facility, we have the ability to extend the maturity date of any outstanding borrowings for one year from the termination date. Potential borrowers on the new credit line are the holding company, Phoenix Life and PXP. Financial covenants require the maintenance at all times of: consolidated stockholders' equity, excluding the accounting effects of FIN 46-R, of $1,775.0 million, stepping up by 50% of quarterly positive net income and 100% of equity issuances; a maximum consolidated debt-to-capital ratio of
30%; a minimum consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.25:1; and, for Phoenix Life, a minimum risk-based capital ratio of 250% and a minimum A.M. Best Financial Strength Rating of A-. On March 15, 2004, PXP borrowed $25.0 million from the $37.5 million three-year tranche of this credit facility to fulfill an obligation

related to the Kayne Anderson Rudnick acquisition, as further described in Note 1 of these consolidated financial statements. We were in compliance with all credit facility covenants at June 30, 2004.

Interest Expense on Indebtedness,                        Three Months Ended              Six Months Ended
including Amortization of Debt Issuance Costs:                June 30,                       June 30,
($ amounts in millions)                             ----------------------------  ----------------------------
                                                         2004           2003          2004            2003
                                                    -------------  -------------  -------------  -------------

Stock purchase contract adjustment payments.......   $      2.1     $      2.1     $      4.1     $      4.1
                                                    =============  =============  =============  =============

Surplus notes......................................  $      3.0     $      3.0     $      6.1     $      6.1
Equity units.......................................         3.0            3.1            6.1            6.1
Senior unsecured bonds.............................         3.6            3.8            7.2            7.5
Bank credit facility and other.....................         0.3           --              0.3           --
                                                    -------------  -------------  -------------  -------------
Total interest expense on indebtedness............   $      9.9     $      9.9     $     19.7     $     19.7
                                                    =============  =============  =============  =============

Stock purchase contract adjustment payments are included in other operating expenses.

Common stock dividends

On April 29, 2004, we declared a cash dividend of $0.16 per share, which was paid July 12, 2004 to shareholders of record on June 14, 2004. In the prior year, we declared a dividend of $0.16 per share on April
28, 2003 to our shareholders of record on June 13, 2003; we paid that dividend on July 11, 2003.

7.   Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below. These eight collateralized obligation trusts are investment trusts with aggregate assets of $3.1 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary's general account. Our asset management affiliates earned advisory fees of $2.0 million and $2.2 million for the three months ended June 30, 2004 and
2003, respectively, and $3.4 million and $3.2 million for the six months ended June 30, 2004 and 2003, respectively. These advisory fees are either recorded as investment product fees for unconsolidated trusts or reflected as investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest related to third-party equity investments for consolidated trusts on our consolidated statement of income. The collateralized obligation trusts reside in bankruptcy remote SPEs for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from life insurance subsidiary's general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary's direct investment in the eight collateralized obligation trusts is $76.1 million at June 30, 2004 ($26.9 million of which relate to trusts that are consolidated). Of that exposure, $54.7 million ($20.0 million of which relate to trusts that are consolidated) relates to investment grade debt securities and loss of management fees.

We consolidated three collateralized obligation trusts as of June 30, 2004 and 2003. As of June 30, 2004, our
direct investment in the three consolidated collateralized obligation trusts is $26.9 million, $20.0 million of which is an investment grade debt security. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.8 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively, related to these three consolidated collateralized obligation trusts.

Five variable interest entities not consolidated by us under FIN 46-R represent collateralized obligation trusts with approximately $1.6 billion of investment assets pledged as collateral. Our general account direct investment in these unconsolidated variable interest entities is $49.5 million, $34.7 million of which are investment grade debt securities at June 30, 2004. We recognized investment advisory fee revenues related to the five unconsolidated variable interest entities of $1.2 million and $1.5 million for the three months ended
June 30, 2004 and 2003, respectively, and $1.7 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively.

Consolidated Variable Interest Entities:                                                 June 30,     Dec 31,
($ amounts in millions)                                                                    2004        2003
                                                                                       ------------ -----------

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I...................................................................        $   115.2    $  148.8
Phoenix CDO II..................................................................            314.1       332.6
Phoenix-Mistic 2002-1 CDO, Ltd..................................................            936.2       963.4
                                                                                       ------------ -----------
Total...........................................................................        $ 1,365.5    $1,444.8
                                                                                       ============ ===========

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity).............................................        $   152.8    $  183.2
Phoenix CDO II (December 2012 mandatorily redeemable)...........................            356.3       375.6
Phoenix-Mistic 2002-1 CDO, Ltd. (September 2014 maturity).......................            891.6       913.2
                                                                                       ------------ -----------
Total...........................................................................        $ 1,400.7    $1,472.0
                                                                                       ============ ===========

Assets pledged as collateral consist of available-for-sale debt and equity securities at fair value of
$1,275.4 million and $1,350.0 million at June 30, 2004 and December 31, 2003, respectively. In addition, cash and accrued investment income of $90.1 million and $94.8 million are included in these amounts at June 30,
2004 and December 31, 2003, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $1,303.9 million and $1,344.3 million at June 30, 2004 and December 31, 2003, respectively, and non-recourse derivative cash flow hedge liabilities of $96.8 million (notional amount of $1,111.1 million with maturities of
2005-2013) and $127.7 million (notional amount of $1,211.3 million with maturities of 2005-2013) at June 30,
2004 and December 31, 2003, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities are $24.2 million and $22.3 million at June 30,
2004 and December 31, 2003, respectively.

Fair Value and Cost of  Debt and Equity Securities
Pledged as Collateral:                                            June 30, 2004           December 31, 2003
($ amounts in millions)                                    --------------------------  ------------------------
                                                            Fair Value       Cost       Fair Value     Cost
                                                           ------------  ------------  ------------ -----------

Debt securities pledged as collateral....................   $ 1,274.4     $ 1,200.0     $ 1,348.8    $ 1,247.4
Equity securities pledged as collateral..................         1.0           1.0           1.2          0.7
                                                           ------------  ------------  ------------ -----------
Total debt and equity securities
  pledged as collateral..................................   $ 1,275.4     $ 1,201.0     $ 1,350.0    $ 1,248.1
                                                           ============  ============  ============ ===========

Gross and Net Unrealized Gains and Losses from                    June 30, 2004           December 31, 2003
Debt and Equity Securities Pledged as Collateral:          --------------------------  ------------------------
($ amounts in millions)                                       Gains         Losses        Gains       Losses
                                                           ------------  ------------  ------------ -----------

Debt securities pledged as collateral....................   $   102.7     $   (28.3)    $   129.7    $  (28.3)
Equity securities pledged as collateral..................         0.6          (0.6)          0.7        (0.2)
                                                           ------------  ------------  ------------ -----------
Total....................................................   $   103.3     $   (28.9)    $   130.4    $  (28.5)
                                                           ============  ============  ============ ===========
Net unrealized gains.....................................   $    74.4                   $   101.9
                                                           ============                ============

The above non-cash charges to earnings and stockholders' equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations mature between 2011 through 2014 but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.

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

The amount of derivative cash flow hedge ineffectiveness recognized for the six months ended June 30, 2004 and
2003 is $(0.5) million and $0.0 million, respectively. See Note 5 to our consolidated financial statements in this Form 10-Q for information on realized investment losses related to these CDOs.

8.   Income Taxes

For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                     -----------------------------  ---------------------------
Analysis of Effective Income Tax Rates:                                  2003                         2003
($ amounts in millions)                                   2004         Restated         2004        Restated
                                                     -------------  --------------  ------------- -------------

Income taxes at statutory rate.....................   $      8.6     $     (28.4)    $     18.2    $    (27.7)
Tax advantaged investment income...................         (1.3)           (1.6)          (2.7)         (3.1)
Non-taxable minority interest income...............         (1.2)           (0.6)          (2.5)         (1.6)
Realized losses on available-for-sale securities
  pledged as collateral............................          1.3            --              1.6           0.5
Other, net.........................................         (0.7)           (3.6)          (0.6)         (4.7)
                                                     -------------  --------------  ------------- -------------
Income taxes (benefit) applicable to
  continuing operations............................   $      6.7     $     (34.2)    $     14.0    $    (36.6)
                                                     =============  ==============  ============= =============
Effective income tax (benefit) rates...............         27.1%          (42.2)%         26.9%        (46.3)%
                                                     =============  ==============  ============= =============

9.   Employee Benefits

Pension and other post-retirement benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-retirement benefit costs follow:

                                                    Three Months Ended                 Six Months Ended
Components of Pension Benefit Costs:                     June 30,                          June 30,
($ amounts in millions)                       --------------------------------  -------------------------------
                                                    2004             2003             2004            2003
                                              ---------------  ---------------  --------------- ---------------

Service cost................................   $        2.7     $        3.4     $        6.0    $        6.8
Interest cost...............................            8.2              8.0             16.2            16.0
Expected return on plan assets..............           (7.1)            (6.7)           (15.2)          (13.4)
Net (gain) loss amortization................            1.0              1.2              2.2             2.4
Prior service cost amortization.............            0.2              0.5              0.5             1.0
Net transition asset information                       (0.6)            (0.6)            (1.2)           (1.2)
Loss on curtailment.........................            0.6             --                0.6            --
                                              ---------------  ---------------  --------------- ---------------
Pension benefit cost........................   $        5.0     $        5.8     $        9.1    $       11.6
                                              ===============  ===============  =============== ===============

Components of Other Post-retirement Benefit Costs:
($ amounts in millions)

Service cost................................   $        0.3     $        0.6     $        0.8    $        1.2
Interest cost...............................            1.1              1.5              2.2             3.0
Net gain amortization.......................           --               (0.2)            --              (0.4)
Prior service cost amortization                        (0.4)            (0.1)            (1.1)           (0.2)
Gain on curtailment.........................           (7.4)            --               (7.4)           --
                                              ---------------  ---------------  --------------- ---------------
Other post-retirement benefit cost..........   $       (6.4)    $        1.8     $       (5.5)   $        3.6
                                              ===============  ===============  =============== ===============

As of May 31, 2004 we revalued our employee benefit assets and liabilities in connection with the sale of
Griffith and Main Street. As a result of the revaluation, we recognized a net curtailment gain during the during the three months ended June 30, 2004 of $6.8 million ($4.4 million after tax) related to the pension and other post-retirement benefit plans.

As previously disclosed in our consolidated financial statements for the year ended December 31, 2003, we expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004. We are currently evaluating our required pension funding, taking into account the effects of the Pension
Fund Act of 2004 as well as the sale of Griffith and Main Street and the information technology services agreement with EDS. See Note 12 to our consolidated financial statements in this Form 10-Q for additional information regarding the EDS transaction. We expect our future funding requirements to be reduced as a result of the Pension Funding Act of 2004 and the Griffith, Main Street and the information technology services agreement with EDS transactions. Quarterly contributions of $2.5 million each were made to the pension plan in
April and July 2004.

Savings plans

During the three months ended June 30, 2004 and 2003, we incurred costs of $1.3 million and $1.4 million, respectively, for contributions to our employer-sponsored savings plans. During the six months ended June 30,
2004 and 2003, we incurred costs of $3.3 million and $2.9 million, respectively, for contributions to our employer-sponsored savings plans.

Our contributions to sponsored savings plans may be in the form of common stock or cash. During the three months ended June 30, 2004 and 2003, we contributed 106,577 and 115,104 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $1.7 million and $1.8 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of
$1.2 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, we contributed 240,858 and 157,437 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $3.8 million and $2.5 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of
$3.0 million and $1.2 million for the three months ended June 30, 2004 and 2003, respectively.

Stock-based compensation

                                  Three Months Ended June 30,                 Six Months Ended June 30,
                          ------------------------------------------ ------------------------------------------
                                   2004                  2003                2004                 2003
                          --------------------- -------------------- --------------------- --------------------
Stock Option                Number    Weighted-   Number   Weighted-   Number    Weighted-   Number   Weighted-
Activity:                     of       Average      of       Average     of       Average      of      Average
                            Common     Exercise   Common    Exercise   Common     Exercise   Common   Exercise
                            Shares      Price     Shares     Price     Shares      Price     Shares     Price
                          ----------  --------- ----------  -------- ----------  --------- ---------- ---------
Outstanding,
  beginning of period...  4,549,689   $   15.37 4,388,419   $  16.20 4,627,856   $   15.45 4,409,558  $   16.20
Granted.................     80,000       10.42   476,089       8.95   210,000       12.02   476,089       8.95
Exercised...............     (1,858)       9.07        --      --       (1,858)       9.07        --      --
Canceled................    (35,674)      15.27        --      --     (109,583)      15.90        --      --
Forfeited...............   (198,982)      13.13   (63,354)     16.20  (333,240)      14.08   (84,493)     16.20
                          ----------            ----------           ----------            ----------
Outstanding,
  end of period.........  4,393,175   $   15.39 4,801,154   $  15.48 4,393,175   $   15.39 4,801,154  $   15.48
                          ==========  ========= ==========  ======== ==========  ========= ========== =========

During the three months ended March 31, 2004, we granted 130,000 stock options which vest over three years.
The options had a weighted-average fair value of $4.84 per option ($0.6 million aggregate) which we are expensing over their three-year vesting period. No options were granted during the three months ended March
31, 2003.

During the three months ended June 30, 2004, we granted 80,000 stock options which vest over three years. The options have a weighted-average fair value of $3.86 per option ($0.3 million aggregate) which will be expensed over the three-year vesting period. During the three months ended June 30, 2003, we granted 100,000 stock options which vest over three years. The options have a weighted-average fair value of $3.65 per option ($0.4 million aggregate) which will be expensed over the three-year vesting period.

At June 30, 2004, 2,736,000 of outstanding stock options were exercisable, with a weighted-average exercise price of $15.85. At June 30, 2004, the weighted-average remaining contractual life for all options outstanding was 8.1 years.

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for all stock-based compensation, follow:

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           --------------------------  ------------------------
Pro Forma Net Income and Earnings Per Share:                                 2003                       2003
($ amounts in millions, except per share data)                 2004        Restated        2004       Restated
                                                           ------------  ------------  ------------ -----------

Net income, as reported..................................   $    14.4     $   (49.6)    $    31.0    $   (48.3)
Add:  Employee stock option compensation expense
  included in net income, net of applicable income taxes.         0.3          --             0.5         --
Deduct:  Employee stock option compensation expense
  determined under fair value accounting for all awards,
  net of applicable income taxes.........................        (1.4)         (1.1)         (2.7)        (2.2)
                                                           ------------  ------------  ------------ -----------
Pro forma net income.....................................   $    13.3     $   (50.7)    $    28.8    $   (50.5)
                                                           ============  ============  ============ ===========

Basic earnings per share:
    As reported..........................................   $    0.14     $   (0.53)    $    0.33    $   (0.51)
    Pro forma............................................   $    0.14     $   (0.53)    $    0.30    $   (0.54)
Diluted earnings per share:
    As reported..........................................   $    0.14     $   (0.53)    $    0.30    $   (0.51)
    Pro forma............................................   $    0.13     $   (0.53)    $    0.28    $   (0.54)

Restricted stock units (RSUs)

                                                                         Six Months Ended June 30,
                                                           ----------------------------------------------------
                                                                      2004                       2003
                                                           --------------------------  ------------------------
RSU Activity at Weighted-Average Exercise Price:                          Exercise                   Exercise
($ amounts in millions, except exercise price)                 RSUs         Price          RSUs        Price
                                                           ------------  ------------  ------------ -----------

Outstanding, beginning of year.........................     1,436,843     $   10.47       573,477    $  13.95
Awarded, three months ended March 31,..................        46,073         14.03       394,737        7.60
                                                           ------------  ------------  ------------ -----------
Outstanding, March 31, 2004 and 2003...................     1,482,916         10.58       968,214       11.36
Awarded, three months ended June 30,...................        18,693         12.25       416,773        8.32
                                                           ------------  ------------  ------------ -----------
Outstanding, end of period.............................     1,501,609     $   10.60     1,384,987    $  10.45
                                                           ============  ============  ============ ===========

Generally, the shares underlying these awards which are or become vested will be issued on the later of June
26, 2006 or each employee's and each director's respective termination or retirement.

10.  Earnings Per Share

Shares Used in Calculation of                                  Three Months Ended         Six Months Ended
Basic and Diluted Earnings Per Share:                               June 30,                  June 30,
(in thousands)                                             --------------------------  ------------------------
                                                               2004          2003          2004        2003
                                                           ------------  ------------  ------------ -----------

Weighted-average common shares outstanding...............      94,644        94,150        94,569      94,099
                                                           ------------  ------------  ------------ -----------
Effect of potential common shares:
  Equity units...........................................       5,050            --         5,482          --
  Restricted stock units.................................       1,483         1,181         1,464       1,074
  Director and employee stock options....................         117             2           130          --
                                                           ------------  ------------  ------------ -----------
Potential common shares..................................       6,650         1,183         7,076       1,074
Less: anti-dilutive potential common shares..............          --        (1,183)           --      (1,074)
                                                           ------------  ------------  ------------ -----------
Dilutive potential common shares.........................       6,650            --         7,076          --
                                                           ------------  ------------  ------------ -----------
Weighted-average common shares outstanding
  and dilutive potential common shares...................     101,294        94,150       101,645      94,099
                                                           ============  ============  ============ ===========

Employee Stock Options and Equity Units excluded
from Calculation Due to Anti-Dilutive Exercise Prices          Three Months Ended         Six Months Ended
(i.e., in excess of average common share market prices):            June 30,                  June 30,
                                                           --------------------------  ------------------------
                                                               2004          2003          2004        2003
                                                           ------------  ------------  ------------ -----------

  Stock options..........................................       3,686         4,005         3,651       4,055
  Equity units...........................................          --        17,424            --      17,424

Treasury stock

During the six months ended June 30 2004 and 2003, we made no purchases of our common stock in the market.

11.  Contingent Liabilities

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts. We also purchased finite aggregate excess-

of-loss reinsurance, or finite reinsurance, to further protect us from unfavorable results from this discontinued business.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $160.0 million as of June 30, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $145.0 million as of June 30, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three and six months ended June 30, 2004 and 2003, respectively.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes. In addition, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. Given the uncertainty associated with litigation and other dispute resolution proceedings, as described below, as well as the lack of sufficient claims information (which has resulted from disputes amount ceding reinsurers leading to delayed processing, reporting blockages and standstill agreements among reinsurers), the range of any reasonably possible additional future losses or gains is not currently estimable. However, it is our opinion, based on current information and after consideration of the provisions made in these financial statements, as described above, that any future adverse or favorable development of recorded reserves and/or reinsurance recoverables will not have a material effect on our financial position.

Additional information with respect to our group accident and health reinsurance run-off exposures follows:

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

Related Proceedings

In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. Currently, we are involved in separate arbitration proceedings with two of our own retrocessionaires, which have sought on various grounds to avoid paying any amounts to us. Because the same retrocession program that covers our
Unicover business covers a significant portion of our other remaining group accident and health reinsurance business, we could have additional material losses if one or more of our retrocessionaires successfully avoids its obligations.

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
The other two disputes were settled in March 2004 and did not have a material effect on our reinsurance recoverable balances. As of June 30, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $49.0 million, subject to further development.

The dispute with the other retrocessionaire is the subject of arbitration proceedings that we initiated in
December 2003. The purpose of the arbitration proceedings is to confirm the validity and enforce the terms of the retrocessional contracts. We had previously entered into a standstill agreement with this retrocessionaire under which both parties had agreed not to commence any proceedings against the other without providing written notice within a specified period. The purpose of the agreement was to allow the parties to investigate the

existence and extent of their contractual obligations to each other. The arbitration proceedings are in the preliminary stages. As of June 30, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $90.0 million, subject to further development.

The dispute with a third retrocessionaire, which sought to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, was the subject of an arbitration in November 2003. In December 2003, the arbitration panel issued its interim decision, which is confidential. The financial implications of the interim decision are consistent with our current financial provisions. Since then, this retrocessionaire has paid $8.0 million to bring the account current. As of June
30, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $0.0 million, subject to further development. In June 2004 the arbitration panel relinquished its jurisdiction.

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

12.  Commitments

On July 29, 2004, we announced the signing of a $122.0 million seven-year information technology infrastructure services agreement with EDS. We expect to realize $65.0 to $70.0 million in expense savings over the course of the contract after incurring $9.0 to $11.0 million of after-tax transition costs through early 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. The company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management's beliefs about, the company's future strategies, operations and financial results, as well as other statements including words such as "anticipate," "believe,"
"plan," "estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the company's primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the company's insurance subsidiaries' ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax developments that may affect the company or the cost of, or demand for, its products or services; (v) downgrades in the financial strength ratings of the company's subsidiaries or in the company's credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the company's continued success in achieving planned expense reductions; (ix) the effects of closing the company's retail brokerage operations; and (x) other risks and uncertainties described in any of the company's filings with the SEC. The company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of June 30, 2004 as compared to December 31, 2003; our consolidated results of operations for the three and six months ended June 30, 2004 and 2003; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2003 in our 2003 Annual Report on Form 10-K.

Overview

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products and services through a variety of distributors. These distributors include independent advisors and financial services firms who make our products and services available to their clients.

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
Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. These assets are investments of the general account of Phoenix Life and certain of its subsidiaries and affiliates (together, our Life Companies).
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

Our sales and financial results over the last several years have been affected by demographic, industry and market trends. The baby boom generation has entered its prime savings years. Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their post-retirement financial needs. Product preferences shift between fixed and variable options depending on market and economic conditions. These factors have had a positive effect on sales of our balanced product portfolio including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts.

Discontinued Operations

On March 31, 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust
Company. The effect of this transaction is immaterial to our consolidated financial statements. Phoenix
National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations. See Note 11 to our consolidated financial statements in this Form 10-Q for detailed information regarding contingent liabilities related to our remaining discontinued operations.

Other Recent Acquisitions and Divestitures

Life and Annuity

Effective as of May 31, 2004, we sold our retail broker-dealer operations to Linsco/Private Ledger Financial
Services, or LPL. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or
Griffith, and Main Street Management Company, or Main Street, ceased to be affiliated with Phoenix but had the opportunity to move to LPL as independent registered representatives. As of June 30, 2004, LPL successfully recruited about 45% of Griffith's total representatives, representing about 55% of Griffith's total gross dealer concessions. As of June 30, 2004, we have not determined the ultimate persistency of the business written by the advisors, but we are cautiously optimistic given the quality of our inforce products and the professionalism of the advisors. We expect an annual pre-tax earnings benefit of $10.0 million or more, which consists of expense savings, net of reduced broker-dealer revenues and increased policy acquisition cost amortization expense. As part of this transaction, we are expanding our distribution relationship with LPL, adding life and annuity products to our existing asset management offerings, and we have recently commenced a marketing plan to position these products within LPL and its more than 5,500 producers.

Revenues net of eliminations and direct expenses net of deferrals and certain transaction related costs included in our consolidated financial statements related to our retail affiliate operations sold during the second quarter are as follows:

Revenues and Direct Expenses:                                  Three Months Ended         Six Months Ended
($ amounts in millions)                                             June 30,                  June 30,
                                                           --------------------------  ------------------------
                                                               2004          2003          2004        2003
                                                           ------------  ------------  ------------ -----------

Insurance and investment product fees revenues,
  net of eliminations....................................   $    14.0     $    14.7     $    26.8    $   28.4
Direct other operating expenses, net of deferrals........        19.2          22.2          44.7        42.6

Actual net expense savings to be realized from the sale of Griffith and Main Street will be dependent on the effect this transaction has on future sales and persistency of inforce life and annuity business and thus, actual net expense savings realized from the sale may fall short or exceed our current expectations of an annual pre-tax earnings benefit of $10.0 million or more.

We incurred a $3.6 million net of tax impairment charge, recorded as a realized investment loss related to
Main Street, and a $0.9 million after-tax charge for severance costs during the first quarter of 2004 related to this divestiture. We realized a $2.7 million net of tax gain, recorded as a realized investment gain, on the sale of the broker-dealer operations during the second quarter of 2004, and we incurred a $8.4 million net of tax charge related to employee severance and lease termination costs, offset by a $4.4 million net of tax gain related to curtailment accounting related to employee benefit plans. As of June 30, 2004 our remaining liability for the employee severance cost was $6.9 million, which is expected to be fully paid by early 2005.
Our remaining liability for lease termination cost was $4.3 million, which is expected to be fully paid by the end of 2008.

On July 2, 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd. and essentially all of the assets of Phoenix Global Solutions, Inc., our India-based information technology subsidiary, to Tata
Consultancy Services Limited, a division of Tata Sons Ltd. This transaction is not material to our consolidated financial statements.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $10.0 million during the remainder of 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of
December 31, 2007. During the three months ended June 30, 2004, we paid $3.0 million under this obligation.

Asset Management

In 2002, we acquired a 60% interest in Kayne Anderson Rudnick Investment Management, LLC, or Kayne Anderson
Rudnick, for $102.4 million; management of the company retained the remaining ownership interest. In addition to the initial cost of the purchase, we made a subsequent payment, during the three months ended March 31,
2004, of $30.1 million, based upon growth in management fee revenue for the purchased business through the end of 2003. This payment had been accrued for as goodwill as of December 31, 2003. In January 2004, one member of
Kayne Anderson Rudnick accelerated his put/call agreement, at which time we acquired an additional 0.3% of
Kayne Anderson Rudnick. We are also obligated to purchase an additional 14.7% interest in the company by 2007.

We acquired the remaining minority interest in Walnut Asset Management LLC and Rutherford Brown & Catherwood,
LLC in March 2004 for $2.1 million as a result of the management members exercising their put/call agreements.
This additional purchase price was allocated by PXP to goodwill and definite-lived intangible assets.

During the three months ended June 30, 2004, we agreed to purchase the FMI Sasco Contrarian Value Fund. This transaction is not material to our consolidated financial statements.

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

Recently Issued Accounting Standards

Other-Than Temporary Impairments: Portions of Emerging Issues Task Force Abstract EITF 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1 are effective for fiscal periods beginning after June 15, 2004. EITF 03-1 provides guidance as to the determination of other-than-temporary impaired securities and requires additional financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices and thus, are not anticipated to have a material effect on our consolidated financial statements.

Post-retirement Benefits: On May 19, 2004, the Financial Accounting Standards Board, or the FASB, issued FASB
Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003, or the FSP. For employers that sponsor post-retirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, the FSP requires any effects of the anticipated federal tax subsidy related to those drug benefits be treated as an actuarial gain.
The effect of the FSP is immaterial to our consolidated financial statements.

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

Variable Interest Entities: In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46-R in December 2003, with FIN
46-R providing additional interpretation as to existing standards on consolidation. FIN 46-R clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after
January 31, 2003 and for variable interest entities in which we obtain an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46-R for Special Purpose
Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. FIN 46-R requires our application of its provisions to non-SPE variable interest entities for periods ending after
March 15, 2004. The adoption of FIN 46-R for our non-SPE variable interest entities was immaterial to our consolidated financial statements at June 30, 2004.

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

Collateralized Obligation Trusts: In 2003, we revised certain 2002 and 2001 amounts to correct an error in our method of consolidation for the years 2003, 2002 and 2001 for three collateralized obligation trusts for which we serve as investment advisor. Under the new method, the applicable assets, liabilities, revenues, expenses and minority interest are presented on a disaggregated basis and investments pledged as collateral are recorded at fair value with unrealized gains or losses recorded as a component of accumulated other comprehensive income, other-than-temporary impairment of investments are recorded as a charge to earnings, and non-recourse collateralized obligations are recorded at unpaid principal balance. Prior to our revision of previously reported 2003, 2002 and 2001 amounts, investments pledged as collateral were recorded at fair value with asset valuation changes directly offset by changes in the corresponding liabilities in a manner similar to separate accounts.

The effect of our change in method of consolidation for these three collateralized obligation trusts was to decrease our net income $4.6 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively, and to decrease our stockholders' equity by $82.7 million and $77.3 million as of June 30, 2004 and December 31, 2003, respectively. For the three months ended June 30, 2004 and 2003, the effect of consolidation was to decrease our net income $3.6 million and $0.1 million, respectively.

The above non-cash charges to earnings and stockholders' equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations

mature between 2011 through 2014, but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.

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

See Notes 1 and 7 to our consolidated financial statements in this Form 10-Q for additional information on these revisions to our 2003 first quarter financial statements and see our 2003 Annual Report on Form 10-K for additional information on these revisions to our 2002 and 2001 financial statements and on our consolidated collateralized obligation trusts and other variable interest entities.

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

To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we use quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we apply a public industry sector index to estimate changes in valuations each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and write-downs by the general partners). Our methodology recognizes both downward and upward adjustments in estimated values based on the indices, but when the general partner reduces the value of a private investee company, we do not adjust the fair value upward (by applying the public sector index) in excess of the most recent value reported by the general partner. Finally, we revise the valuations we have assigned to the investee companies annually to reflect the valuations in the audited financial statements received from the venture capital partnerships.

The estimation process for valuing the private investee companies is inherently less precise than the estimation process for valuing public company investees. For private investee companies, we employ a sector index based on biotechnology, telecom, computer and healthcare indices as a proxy for estimating changes in fair value of individual private investee companies that will not necessarily match the underlying changes in fair value of an individual private investee company. Based on our experience, we have found that such indices represent a reasonable basis for estimating the fair value of an investee company during a period of deteriorating public equity markets such as that experienced in 2001 and 2002. However, we believe this method is less reliable in rising markets such as that experienced in 2003 relative to general partner valuations.
Specifically, our experience indicates that upward revisions of valuations by the general partners for private company investees tend to lag increases in public equity markets as general partner valuations typically will be revised upward based on company specific liquidity events including new rounds of financing, mergers and acquisitions and initial public offerings.

The amount we limited the upward adjustment of private investee companies based on public sector indices was immaterial to our consolidated financial statements for the three and six months ended June 30, 2004.

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See our 2003 Annual Report on Form 10-K for a further description of our critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated                             Three Months Ended                 Six Months Ended
Financial Data:                                       June 30,                          June 30,
($ amounts in millions)                     -------------------------------- ------------------------------
                                                          2003                            2003
                                               2004     Restated    Change     2004    Restated   Change
                                            ---------- ---------- ---------- --------- --------- ----------
REVENUES:
Premiums..................................   $  238.2   $  248.5   $ (10.3)   $ 470.9   $ 494.6   $ (23.7)
Insurance and investment product fees.....      154.2      137.0      17.2      314.6     273.1      41.5
Investment income, net of expenses........      258.9      277.7     (18.8)     537.1     568.8     (31.7)
Net realized investment gains (losses)....       15.6     (104.7)    120.3       18.1    (118.8)    136.9
                                            ---------- ---------- ---------- --------- --------- ----------
Total revenues............................      666.9      558.5     108.4    1,340.7   1,217.7     123.0
                                            ---------- ---------- ---------- --------- --------- ----------

BENEFITS AND EXPENSES:
Policy benefits,
  excluding policyholder dividends........      341.3      348.4      (7.1)     686.9     699.2     (12.3)
Policyholder dividends....................      105.3       94.2      11.1      211.2     210.7       0.5
Policy acquisition cost amortization......       23.1       25.9      (2.8)      45.7      53.9      (8.2)
Intangible asset amortization.............        8.3        8.2       0.1       16.6      16.6      --
Interest expense on indebtedness..........        9.9        9.9      --         19.7      19.7      --
Interest expense on non-recourse
  collateralized obligations..............        7.5       12.6      (5.1)      16.4      25.9      (9.5)
Other operating expenses..................      146.8      140.4       6.4      292.2     270.7      21.5
                                            ---------- ---------- ---------- --------- --------- ----------
Total benefits and expenses...............      642.2      639.6       2.6    1,288.7   1,296.7      (8.0)
                                            ---------- ---------- ---------- --------- --------- ----------
Income (loss) before income taxes
  and minority interest...................       24.7      (81.1)    105.8       52.0     (79.0)    131.0
Applicable income taxes (benefit).........        6.7      (34.2)     40.9       14.0     (36.6)     50.6
                                            ---------- ---------- ---------- --------- --------- ----------
Income (loss) before minority interest....       18.0      (46.9)     64.9       38.0     (42.4)     80.4
Minority interest in net income
  of subsidiaries.........................       (3.4)      (2.3)     (1.1)      (7.1)     (5.1)     (2.0)
                                            ---------- ---------- ---------- --------- --------- ----------
Income (loss) from
  continuing operations...................       14.6      (49.2)     63.8       30.9     (47.5)     78.4
Income (loss) from
  discontinued operations.................       (0.2)      (0.4)      0.2        0.1      (0.8)      0.9
                                            ---------- ---------- ---------- --------- --------- ----------
Net income (loss).........................   $   14.4   $  (49.6)  $  64.0    $  31.0   $ (48.3)  $  79.3
                                            ========== ========== ========== ========= ========= ==========

Executive Overview

Second quarter 2004 net income of $14.4 million, or $0.14 per diluted share, is substantially improved from the
2003 second quarter net loss of $49.6 million, or a $0.53 loss per share, reported in the 2003 second quarter.
The 2003 quarter included a $60.4 million non-cash charge relating to the impairment of three international equity investments including Aberdeen Asset Management. In the 2004 second quarter, total segment income was
$16.6 million, or $0.16 per diluted share, a 40 percent increase from the $11.9 million, or $0.13 per diluted share, reported in the prior year's second quarter (a reconciliation of segment income to net income follows in the Results of Operations by Segment section contained herein). Year-to-date 2004 net income of $31.0 million, or $0.30 per diluted share, is significantly improved from the June 30, 2003 year-to-date net loss of $48.3 million, or a $0.51 loss per share. Year-to-date 2004 total segment income of $34.1 million, or $0.34 per share, rose 17 percent from the $29.1 million, or $0.31 per diluted share, of total segment income reported through June 30, 2003. In addition, statutory capital at Phoenix Life remained strong even after paying a $70 million dividend to our holding company during the second quarter. Our risk-based capital ratio remains well above our threshold target of 300%.

Our profitability continued to improve this quarter and year-to-date 2004 as Life and Annuity segment earnings were at their highest level in three years, reflecting both our strong fundamentals and solid position in our target high-net-worth market, while our second quarter Asset Management segment results reflect continued
progress on the execution of our turnaround plan, and they also highlight areas we need to fix to make this business a meaningful contributor to earnings. Specifically, second quarter and year-to-date results of operations as compared to prior year amounts reflect the following:

   •    Substantial improvement in equity markets resulting in higher Life and Annuity segment funds under management translating into higher fee revenues;
   •    Life insurance fundamentals including persistency and mortality remain excellent, while this line is benefiting from overall lower operating expenses;
   •    Overall investment income is lower because of the interest rate environment, but spreads in Universal
        Life have widened as we have reduced crediting rates over the last 12 months;
   •    Annuity earnings increased for the fourth quarter in a row due to lower expenses and higher spreads;
   •    Despite negative flows in the Asset Management segment as a result of higher redemptions and lower sales, fee revenues are higher due to improved equity markets as compared to the comparable 2003 quarter and year-to-date periods, while employment and other operating expenses increased to a lesser extent, driven mostly by formulaic compensation expense which has been driven by market lift experienced since the first quarter of 2003;
   •    Venture capital results are lower for the second quarter and year-to-date periods as the prior year's first quarter results benefited from several liquidity event driven gains; and
   •    Substantial reduction in realized investment losses as a result of impairments reflecting substantial improvement in the credit markets during the past year.

As anticipated, Life and Annuity sales dropped slightly this quarter due to the sale of our retail broker-dealer operations to Linsco/Private Ledger (LPL) as well as our decision to avoid aggressive no-lapse guarantees that are currently popular in the market. In addition, annuity sales are lower as the result of our third quarter 2003 decision to exit fixed annuities and refocus distribution away from some of the large wire houses. The number of advisors who have transferred their business to LPL from our former retail broker-dealers, Griffith and Main Street has exceeded our expectations. It is too early to determine the ultimate persistency of the business written by these advisors, but we are cautiously optimistic given the high quality of our inforce products and the professionalism of these advisors. We continue to expect an annual pretax earnings benefit of at least $10 million, although the actual benefit may fall short or exceed our expectations depending on future actual sales and persistency results. Going forward, we are expanding our distribution relationship with LPL, adding life and annuity products to our existing asset management offerings.

Notwithstanding the improved financial performance in the Asset Management segment, results were disappointing as the underlying fundamentals remain under pressure. In aggregate, we continued to see net outflows during the second quarter and year-to-date 2004 periods which included $1.4 billion and $1.7 billion in unusual items, respectively. Apart from these unusual items, several factors have contributed as follows:

   •    In mutual funds, the interest-rate sensitive products that drove sales over the last several quarters
        - our bond and REIT funds - were effected by higher interest rates;
   •    In managed accounts, weak sales and performance related outflows at our major managers; and
   •    In institutional products, in addition to the unusual second quarter 2004 and year-to-date redemption activity, we saw performance-related outflows in some of our equity strategies.

Relative investment performance in our Asset Management segment was weak during the 2004 quarter and year-to-date periods, however Kayne Anderson has recently experienced significant improved performance as their quality oriented style has returned to favor. The Asset Management segment continues to require significant management attention to turn this business around in that this business was built with an acquisition model that worked for a while when financial markets were stronger, but today this model limits our operating flexibility. The nature of the contractual relationships and the fact that we do not own 100% of all partners mean that making decisions and implementing change will take longer. We have taken a number of actions over the last 12 - 18 months to move towards a more rationalized model including the consolidation of the segment's corporate functions, the closure or merger of several smaller managers as well as nine mutual funds, implementation of a centralized product management process, reorganization and build-out of our institutional sales team, the acquisition of the FMI Sasco Contrarian Value Fund which adds a manager with strong performance to our line-up, and we are in the process of adopting a common technology platform for managed accounts. These actions have produced incremental improvement, however we are looking at all aspects of the business to improve performance and maximize value for our shareholders.

We continue to see the lower overall operating expenses, exclusive of sales and formulaic compensation related variable costs, however the impact of our expense reduction initiatives is not yet fully reflected in our results as they will emerge over time through lower amortization of deferred policy acquisition costs. We expect that beginning in the third quarter of 2004, the Life and Annuity segment will benefit from the expense savings related to the sale of Griffith and Main Street. On July 29, 2004, we announced another major action step with the signing of a seven-year information technology infrastructure services agreement with EDS. This outsourcing agreement will result in significant cost savings and is consistent with our technology strategy.
It will allow us to take advantage of EDS' infrastructure expertise, processes and tools and focus our own resources on what we do best as a manufacturer, including designing IT applications that support our products and services. We expect to realize $65.0 to $70.0 million in expense savings over the course of the seven-year contract with EDS, excluding after-tax transition costs of $9.0 to $11.0 million to be incurred through early
2005 which are part of previously announced expense targets.

Three and six months ended June 30, 2004 vs. June 30, 2003

Premium revenue for the three and six months ended June 2004 decreased $10.3 million, or 4%, and $23.7 million, or 5%, respectively, from the comparable periods in 2003. This is primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued decline of the participating life inforce business. Premium revenue for participating life policies decreased by $10.3 million and $22.1 million, respectively, for the three and six months ended June 30, 2004 from the comparable periods in 2003. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums and related inforce. This will also result in a reduction of reserves, thereby lowering benefit costs.

Insurance and investment product fees for the three and six months ended June 30, 2004 increased $17.2 million, or 13%, and $41.5 million, or 15%, respectively, over the comparable periods in 2003, due to increases from the
Life and Annuity and Asset Management segments for the three and six month periods. The Life and Annuity increase of $7.3 million and $18.6 million for the three and six months ended June 30, 2004 is principally due to higher fees for life insurance from growing inforce, higher premium deposits, and higher fee-based funds, primarily in universal life insurance; higher fees for annuities from higher funds under management; and higher third-party revenues from our affiliated broker-dealer, primarily in the first quarter of 2004. The Asset
Management increase of $7.9 million and $20.8 million is principally due to increases in private client and institutional investment product fees of $3.6 million and $3.4 million, respectively, for the comparative three months as a result of increased billable assets under management. For the comparative six-month periods, private client and institutional investment product fees increased $9.1 million and $8.6 million, respectively, also as a result of increased billable assets under management. Approximately 58% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fees to lag behind changes in assets under management.

Net investment income for the three and six months ended June 30, 2004 decreased by $18.8 million and $31.7 million, respectively, from the comparable periods in 2003. This was due partially to a decrease in earnings from general account debt securities as a result of lower new money rates, offset by higher invested balances.
In addition, the 2003 periods benefited from a $9.0 million receipt of investment income on a restructured investment. Investment income also decreased as a result of decreased equity in earnings on venture capital investments of $4.7 million and $16.0 million, respectively, for the same periods. In addition, investment income from our debt securities pledged as collateral related to our consolidated CDO trusts decreased by $4.7 million and $8.7 million, respectively, for the comparative three and six month periods, primarily due to decreased asset levels from pay downs and defaults. Investment income from mortgage loans also decreased by
$1.9 million and $8.1 million, respectively, for the three and six months ended June 30, 2004, from the comparable 2003 periods, reflecting the continued decline in mortgage loan assets as mortgages pay down and no new investments are made in this asset class.

Net realized investment gains (losses) for the three and six months ended June 30, 2004 improved by $120.3 million and $136.9 million, respectively, from the comparable 2003 periods. The 2003 periods included $96.9 million in impairments related to three international investments, $89.1 million of which related to the impairment of our equity investment in Aberdeen. For the quarter ended June 30, 2004, realized losses from impairments of general account debt securities improved from $19.8 million in 2003 to $1.2 million in 2004.
For the six months ended June 30, 2004, realized losses from the impairments of general account debt securities improved from $45.4 million in 2003 to $7.7 million in 2004. The reduction in losses for impairments in 2004 is the result of a significantly improved credit environment.

Policy benefits and dividends for the three months ended June 30, 2004 increased $4.0 million, or 1%, over the comparable period in 2003. This is due to a $16.8 million increase in the policyholder dividend obligation offset by a decrease for the Life and Annuity segment of $12.8 million. The Life and Annuity decrease is primarily due to lower death benefits and dividends and favorable change in reserves from a declining inforce for participating life insurance, partially offset by higher benefits for universal life, variable universal life insurance and annuities. Universal life and variable universal life benefits were higher due to very favorable mortality in 2003 that did not recur in 2004. The increase in annuities is due to a reduction in the guaranteed minimum death benefit liability during the second quarter of 2003 that did not recur in 2004.
Policy benefits and dividends for the six months ended June 30, 2004 decreased $11.8 million, or 1%, over the comparable period in 2003. This is due to a decrease for the Life and Annuity segment of $19.1 million, offset by an increase of $8.3 million in the policyholder dividend obligation. The Life and Annuity decrease is primarily due to lower death benefits and dividends and favorable change in reserves from a declining inforce for participating life insurance and lower interest credited from lower crediting rates, partially offset by higher benefits for universal life and variable universal life insurance. The increase in universal life and variable universal life benefits is due to very favorable mortality in 2003; plus for universal life, a large death claim in the first quarter of 2004.

Policy acquisition cost amortization for the three and six months ended June 30, 2004 decreased $2.8 million, or 11%, and $8.2 million, or 15%, respectively, from the comparable periods in 2003. The decrease for the three months is primarily due to a $2.4 million decrease resulting from the effect of realized gains and losses on amortization. For the six month period, the decrease is due to a $2.5 million decrease related to the effect of realized gain and losses on amortization plus a $5.7 million decrease for the Life and Annuity segment. This decrease for Life and Annuity is primarily due to lower amortization in participating life due to amortization related to a realized investment gain on a private placement investment in the second quarter of 2003 and for annuities and variable universal life insurance from improved persistency in 2004 over 2003.
Also, amortization was higher in 2003 for variable universal life due to very favorable mortality.

Other operating expenses, which include non-deferrable policy acquisition costs, broker-dealer commissions, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, increased $6.4 million, or 5%, and $21.5 million, or 8%, respectively, for the three and six months ended June 30, 2004 over the comparable periods in 2003. The three month increase is principally due to an $8.1 million increase in restructuring costs in 2004 and a $0.4 million increase in Asset Management expenses, offset by a $4.8 million decrease in Life and Annuity expenses. The three month expenses include increases in: incentive compensation of $1.8 million, to return to a more normalized accrual level, Asset
Management formulaic compensation of $1.3 million, and Asset Management trail commissions and finders fees of
$0.6 million in 2004 compared to 2003. The six month increase is primarily due to a $9.6 million increase in restructuring charges, a $6.6 million increase in Asset Management expenses and a $2.0 million increase in
Corporate and Other expenses, partially offset by a $1.4 million decrease in Life and Annuity expenses. The six month expense increase includes increases in: incentive compensation of $4.3 million, to return to a more normalized accrual level, Asset Management formulaic compensation of $7.3 million, and Asset Management trail commissions and finders fees of $2.7 million in 2004 compared to 2003. Also, see the Life and Annuity, Asset
Management and Corporate and Other management discussion and analysis later in this document for additional information regarding operating expenses.

Income taxes increased for the three and six months ended June 30, 2004 by $40.9 million and $50.6 million, respectively, form the comparable periods in 2003. This increase is primarily due to the increase in pre-tax earnings in 2004 compared to 2003.

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

Amounts included in Income from
Continuing Operations excluded                     Three Months Ended                 Six Months Ended
from Operating Segment Results:                          June 30,                          June 30,
($ amounts in millions)                     ---------------------------------- ---------------------------------
                                                2004        2003      Change       2004       2003      Change
                                            ----------- ----------- ---------- ----------- ---------- ----------

Net realized investment gains (losses),
  after offsets...........................   $     5.0   $   (59.3)  $   64.3   $     5.7   $  (73.6)  $   79.3
Restructuring charges, after income taxes.        (7.0)       (1.8)      (5.2)       (8.9)      (4.3)      (4.6)
Other income, after income taxes..........        --          --         --          --          1.3       (1.3)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Total.....................................   $    (2.0)  $   (61.1)  $   59.1   $    (3.2)  $  (76.6)  $   73.4
                                            =========== =========== ========== =========== ========== ==========

Net realized investment gains (losses) of $5.0 million and $(59.3) million for the three months ended June 30,
2004 and 2003, respectively, and $5.7 million and $(73.6) million for the six months ended June 30, 2004 and
2003, respectively, are net of offsets for policy dividend obligation, deferred policy acquisition costs and taxes as further detailed in Note 5 of our consolidated financial statements contained in this Form 10-Q. See discussion of realized investment gains (losses) in the Consolidated Results of Operations discussion contained herein.

2004 restructuring charges relate primarily to employee severance and lease termination costs associated with the sale of Griffith and Main Street, partially offset by a $4.4 million after-tax benefit related to the curtailment of employee benefit plans related to the Griffith and Main Street sale. The 2004 restructuring charges also include other severance costs and a $1.1 million after-tax charge related to the impairment of certain data processing equipment to be sold in connection with the information technology services agreement with EDS. The 2003 restructuring charges relate to severance costs associated with the restructuring of certain PXP operations.

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

Life and Annuity Segment

Summary Life and Annuity
Financial Data:                                     Three Months Ended,                Six Months Ended,
($ amounts in millions)                                  June 30,                           June 30,
                                            ---------------------------------- ----------------------------------
                                               2004         2003      Change      2004        2003       Change
                                            ----------- ----------- ---------- ----------- ---------- -----------
Results of operations
Premiums..................................   $   238.2   $   248.5   $  (10.3)  $   470.9   $  494.6   $   (23.7)
Insurance and investment product fees.....        86.5        79.2        7.3       176.0      157.4        18.6
Net investment income.....................       242.2       251.2       (9.0)      492.1      499.4        (7.3)
                                            ----------- ----------- ---------- ----------- ---------- -----------
Total segment revenues....................       566.9       578.9      (12.0)    1,139.0    1,151.4       (12.4)
                                            ----------- ----------- ---------- ----------- ---------- -----------
Policy benefits,
  including policyholder dividends........       437.1       449.9      (12.8)      886.1      905.2       (19.1)
Policy acquisition cost amortization......        24.3        24.7       (0.4)       46.5       52.2        (5.7)
Other operating expenses..................        71.7        76.5       (4.8)      146.8      148.2        (1.4)
                                            ----------- ----------- ---------- ----------- ---------- -----------
Total segment benefits and expenses.......       533.1       551.1      (18.0)    1,079.4    1,105.6       (26.2)
                                            ----------- ----------- ---------- ----------- ---------- -----------
Segment income............................        33.8        27.8        6.0        59.6       45.8        13.8
Allocated income taxes....................        10.2         8.4        1.8        17.4       12.4         5.0
                                            ----------- ----------- ---------- ----------- ---------- -----------
Segment income............................        23.6        19.4        4.2        42.2       33.4         8.8
Net realized investment gains (losses), net
  of income taxes and other offsets.......         1.5         3.9       (2.4)       (2.0)       2.6        (4.6)
Restructuring charges,
  after income taxes......................        (5.4)       --         (5.4)       (6.2)      --          (6.2)
                                            ----------- ----------- ---------- ----------- ---------- -----------
Segment net income........................   $    19.7   $    23.3   $   (3.6)  $    34.0   $   36.0   $    (2.0)
                                            =========== =========== ========== =========== ========== ===========

Three and six months ended June 30, 2004 vs. June 30, 2003

Premium revenue for the three and six months ended June 2004 decreased $10.3 million, or 4%, and $23.7 million, or 5%, respectively, from the comparable periods in 2003. This is primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued decline of the participating life inforce business. Premium revenue for participating life policies decreased by $10.3 million and $22.1 million, respectively, for the three and six months ended June 30, 2004 from the comparable periods in 2003. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums and related inforce. This will also result in a reduction of reserves, thereby lowering benefit costs.

Insurance and investment product fees for the three and six months ended June 30, 2004 increased $7.3 million, or 9%, and $18.6 million, or 11%, respectively, over the comparable periods in 2003. This is principally due to: higher fees for life insurance from growing inforce, higher premium deposits, and higher fee-based funds, primarily in universal life insurance; higher fees for annuities from higher funds under management; and
higher third-party revenues from our affiliated broker-dealers, primarily in the first quarter of 2004.

Policy benefits and dividends for the three and six months ended June 30, 2004 decreased $12.8 million, or 3%, and $19.1 million, or 2%, from the comparable periods in 2003. The decrease for the three months is primarily due to lower death benefits and dividends and a favorable change in reserves from a declining inforce for participating life insurance, partially offset by higher benefits for universal life, variable universal life insurance and annuities. Universal life and variable universal life benefits were higher due to very favorable mortality in 2003 that did not recur in 2004. The increase in annuities is due to a reduction in the guaranteed minimum death benefit liability during the second quarter of 2003 that did not recur in 2004. The decrease for the six months is primarily due to lower death benefits and dividends, a favorable change in reserves, from a declining inforce for participating life insurance and lower interest credited from lower crediting rates, partially offset by higher benefits for universal life and variable universal life insurance.
The increase in universal life and variable universal life benefits is due to very favorable mortality in
2003; plus for universal life, a large death claim in the first quarter of 2004.

Policy acquisition cost amortization for the three months ended June 30, 2004 was relatively unchanged from the comparable period in 2003. Policy acquisition cost amortization for the six months ended June 30, 2004 decreased $5.7 million, or 11%, in 2004 from the comparable period in 2003. This is primarily due to lower amortization in participating life when compared to higher amortization in 2003 related to a gain on a private placement investment in the second quarter of 2003 and for annuities and variable universal life insurance from improved persistency in 2004 over 2003. Also, amortization was higher in 2003 for variable universal life due to very favorable mortality.

Other operating expenses, which include non-deferrable policy acquisition costs, broker-dealer commission expense related to Griffith and Main Street and general and administrative costs, decreased for the three and six months ended June 30, 2004 by $4.8 million, or 6%, and $1.4 million, or 1% from the comparable periods in
2003. The three month decrease is principally due to lower non-deferred expenses from expense reduction initiatives and lower broker-dealer expenses resulting from the sale of Griffith and Main Street during the second quarter. These reductions were partially offset by an increase in incentive compensation accruals due to a return to more normalized incentive compensation accrual levels. In addition to the explanations for the three month decrease, the six month decrease was further offset by higher broker-dealer commission expense for
Griffith and Main Street during the first quarter of 2004.

Allocated income taxes increased for the three and six months ended June 30, 2004 by $1.8 million and $5.0 million due to the increase in pre-tax segment earnings.

                                                               Three Months Ended          Six Months Ended
Annuity Funds Under Management:                                     June 30,                   June 30,
($ amounts in millions)                                    --------------------------  -------------------------
                                                               2004          2003          2004         2003
                                                           ------------  ------------  ------------ ------------

Deposits.................................................   $   208.9     $   377.4     $   423.9    $   803.1
Performance and interest credited........................        18.0         351.4         229.2        371.6
Fees.....................................................       (14.0)        (15.4)        (29.3)       (26.9)
Benefits and surrenders..................................      (193.1)       (208.1)       (411.7)      (462.3)
                                                           ------------  ------------  ------------ ------------
Change in funds under management.........................        19.8         505.3         212.1        685.5
Funds under management, beginning of period..............     7,336.1       6,013.6       7,143.8      5,833.4
                                                           ------------  ------------  ------------ ------------
Annuity funds under management, end of period............   $ 7,355.9     $ 6,518.9     $ 7,355.9    $ 6,518.9
                                                           ============  ============  ============ ============

Three and six months ended June 30, 2004 vs. June 30, 2003

The change in annuity funds under management decreased $485.5 million and $473.4 million, respectively, for the three and six months ended June 30, 2004 from the comparable periods in 2003. These decreases are principally due to lower deposits, resulting from our decision to exit fixed annuities and refocus distribution away from some large wire houses and lower relative performance in 2004 compared with very favorable equity market performance in 2003, particularly in the second quarter, partially offset by lower surrenders.

                                                               Three Months Ended          Six Months Ended
Variable Universal Life Funds Under Management:                     June 30,                   June 30,
($ amounts in millions)                                    -------------------------  --------------------------
                                                               2004          2003          2004         2003
                                                           ------------  -----------  ------------ -------------

Deposits.................................................   $    60.0     $    62.0     $   127.0    $   133.7
Performance and interest credited........................        10.0         110.4          66.3        101.9
Fees and cost of insurance...............................       (25.4)        (24.7)        (51.5)       (51.0)
Benefits and surrenders..................................       (15.4)        (11.6)        (31.4)       (25.5)
                                                           ------------  ------------  ------------ ------------
Change in funds under management.........................        29.2         136.1         110.4        159.1
Funds under management, beginning of period..............     1,780.3       1,293.5       1,699.1      1,270.3
                                                           ------------  ------------  ------------ ------------
Annuity funds under management, end of period............   $ 1,809.5     $ 1,429.6     $ 1,809.5    $ 1,429.4
                                                           ============  ============  ============ ============

Three and six months ended June 30, 2004 vs. June 30, 2003

The change in variable universal life funds under management for the three and six months ended June 30, 2004 decreased $106.9 million and $48.9 million, respectively, from the comparable periods in 2003. These decreases primarily relate to lower relative performance in 2004 when compared to the very favorable equity market performance in 2003, particularly in the second quarter. Additionally, deposits were down modestly and surrenders were slightly higher in the 2004 periods.

                                                                Three Months Ended          Six Months Ended
Universal Life Funds Under Management:                               June 30,                   June 30,
($ amounts in millions)                                     --------------------------  -------------------------
                                                                2004          2003          2004         2003
                                                            ------------  ------------  ------------ ------------

Deposits.................................................    $    55.7     $    41.2     $   110.4    $    86.8
Interest credited........................................         19.0          20.3          38.1         40.5
Fees and cost of insurance...............................        (28.3)        (23.5)        (55.3)       (47.8)
Benefits and surrenders..................................        (40.7)        (30.4)        (75.9)       (67.2)
                                                            ------------  ------------  ------------ ------------
Change in funds under management.........................          5.7           7.6          17.3         12.3
Funds under management, beginning of period..............      1,575.6       1,514.7       1,564.0      1,510.0
                                                            ------------  ------------  ------------ ------------
Annuity funds under management, end of period............    $ 1,581.3     $ 1,522.3     $ 1,581.3    $ 1,522.3
                                                            ============  ============  ============ ============

Three and six months ended June 30, 2004 vs. June 30, 2003

The change in universal life funds under management for the three months ended June 30, 2004 decreased $1.9 million from the comparable period in 2003. This was primarily due to higher surrenders and fees, partially offset by higher deposits. The change in funds under management for the six months ended June 30, 2004 increased $5.0 million from increased deposits, partially offset by lower interest credited from lower crediting rates, and higher surrenders and fees.

Composition of Life and Annuity
Segment Revenues by Product:                      Three Months Ended                  Six Months Ended
($ amounts in millions)                                June 30,                           June 30,
                                           ---------------------------------- ---------------------------------
                                               2004        2003      Change       2004       2003      Change
                                           ----------- ----------- ---------- ----------- ---------- ----------
Life and annuity segment revenues
by product
Variable universal life insurance.........  $    28.8   $    28.7   $    0.1   $    58.0  $     57.0   $    1.0
Universal life insurance..................       54.3        47.4        6.9       105.1        95.6        9.5
Term life insurance.......................        3.3         2.3        1.0         6.5         5.4        1.1
Other life insurance......................       37.0        34.9        2.1        75.6        68.3        7.3
                                           ----------- ----------- ---------- ----------- ----------- ----------
Total non-participating life insurance....      123.4       113.3       10.1       245.2       226.3       18.9
Participating Life insurance..............      391.2       416.7      (25.5)      789.5       827.7      (38.2)
                                           ----------- ----------- ---------- ----------- ----------- ----------
Total life insurance......................      514.6       530.0      (15.4)    1,034.7     1,054.0      (19.3)
Annuities.................................       52.3        48.9        3.4       104.3        97.4        6.9
                                           ----------- ----------- ---------- ----------- ----------- ----------
Segment revenues..........................  $   566.9   $   578.9   $  (12.0)  $ 1,139.0   $ 1,151.4   $  (12.4)
                                           =========== =========== ========== =========== =========== ==========

Three and six months ended June 30, 2004 vs. June 30, 2003

Variable Universal life insurance revenue for the three months ended June 30, 2004 was relatively flat compared with the comparable period in 2003. Fees were lower due to lower premium deposits for the 2004 quarter, lower surrender charge fees from favorable persistency, offset by higher cost of insurance (COI)
charges due to growth of inforce. Variable Universal life insurance revenue for the six months ended June 30,
2004 increased $1.0 million, or 2%, from the comparable period in 2003, due primarily to higher COI fees from a growing inforce, and slightly higher premium deposit fees and surrender charge fees.

Universal life insurance revenue for the three and six months ended June 30, 2004 increased $6.9 million, or
15%, and $9.5 million, or 10%, over the comparable periods in 2003, primarily due to higher fees from higher premium

deposits, higher COI charges from a growing inforce, higher surrender charges and improved investment earnings.

Term life insurance revenue for the three and six months ended June 30, 2004 increased $1.0 million, or 43%, and $1.1 million, or 20%, over the comparable periods in 2003, primarily due to higher premiums, from growth of inforce, and higher investment earnings.

Other life insurance revenue for the three and six months ended June 30, 2004 increased $2.1 million, or 6%, and $7.3 million, or 11%, respectively, over the comparable periods in 2003, due to higher revenues from an old block of corporate-owned life insurance, primarily from higher investment earnings, and higher third-party revenues from our broker-dealer subsidiaries.

Annuity revenue for the three and six months ended June 30, 2004 increased $3.4 million, or 7%, and $6.9 million, or 7%, respectively, over the comparable periods in 2003, primarily due to higher fees from increased funds under management and improved investment earnings, partially offset by lower surrender charges from favorable persistency.

Composition of Life and Annuity
Segment Income before
Income Taxes by Product:                            Three Months Ended                 Six Months Ended
($ amounts in millions)                                  June 30,                          June 30,
                                            ---------------------------------- ---------------------------------
                                                2004        2003      Change      2004       2003       Change
                                            ----------- ----------- ---------- ----------- ---------- ----------
Life and annuity segment income
by product
Variable universal life insurance.........   $     8.5   $     9.3   $   (0.8)  $    16.6   $   15.6   $    1.0
Universal life insurance..................        10.9         5.6        5.3        12.8       10.3        2.5
Term life insurance.......................        (1.1)       (0.8)      (0.3)       (0.8)      (0.4)      (0.4)
Other life insurance......................         3.5         1.2        2.3         7.2        4.2        3.0
                                            ----------- ----------- ---------- ----------- ---------- ----------
Total non-participating life insurance....        21.8        15.3        6.5        35.8       29.7        6.1
Participating Life insurance..............         8.1        13.9       (5.8)       17.1       22.7       (5.6)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Total life insurance......................        29.9        29.2        0.7        52.9       52.4        0.5
Annuities.................................         3.9        (1.4)       5.3         6.7       (6.6)      13.3
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment income before income taxes........   $    33.8   $    27.8   $    6.0   $    59.6   $   45.8   $   13.8
                                            =========== =========== ========== =========== ========== ==========

Three and six months ended June 30, 2004 vs. June 30, 2003

Variable Universal Life pre-tax income for the three months ended June 30, 2004 decreased $0.8 million, or 9%, from the comparable period in 2003, primarily due to higher benefit costs, from very favorable mortality in the 2003 quarter and a growing inforce and a higher amortization of deferred acquisition costs (DAC), partially offset by lower non-deferred expenses. Variable Universal Life pre-tax income for the six months ended June 30, 2004 increased $1.0 million, or 6%, from the comparable period in 2003, primarily due to higher revenues, as discussed above, and lower amortization of DAC from favorable persistency and higher mortality, offset by higher benefit costs due to very favorable experience in 2003 which did not recur in 2004.

Universal Life pre-tax income for the three and six months ended June 30, 2004 increased $5.3 million, or 95%, and $2.5 million, or 24%, over the comparable periods in 2003, primarily due to higher revenues, as discussed above, lower interest credited from lower crediting rates and lower non-deferred expenses, partially offset by higher benefit costs, from very favorable mortality in 2003 which did not recur in 2004. Additionally, there was a large death claim in the first quarter of 2004 that lowered earnings for the six-month period.

Annuity pre-tax income for the three months ended June 30, 2004 increased to $3.9 million from a loss of $1.4 million for the comparable period in 2003. This improvement was due to higher revenues, as discussed above, and lower non-deferred expenses, partially offset by higher benefit costs due to a significant reduction in guaranteed minimum death benefit liabilities in the 2003 quarter that did not recur in 2004. Annuity pre-tax income for the six months ended June 30 2004 increased to $6.7 million from a loss of $6.6 million for the comparable period in 2003 due primarily to higher revenues, as discussed above, lower interest credited from lower crediting rates and lower amortization of DAC from favorable persistency, partially offset by slightly higher benefit costs.

Participating Life pre-tax income for the three and six months ended June 30, 2004 decreased $5.8 million, or
41%, and $5.6 million, or 25%, over the comparable periods in 2003, primarily due to a $5.9 million gain (net of adjustment for deferred acquisition costs) realized on a private placement investment in the second quarter of 2003 that did not recur in 2004.

Asset Management Segment

Summary Asset Management
Financial Data:                                     Three Months Ended                 Six Months Ended
($ amounts in millions)                                  June 30,                          June 30,
                                            ---------------------------------- ---------------------------------
                                                2004        2003      Change       2004        2003      Change
                                            ----------- ----------- ---------- ----------- ---------- ----------
Results of operations
Investment product fees...................   $    66.3   $    58.4   $    7.9   $   136.4   $  115.6  $    20.8
Net investment income.....................         0.2         0.2       --           0.3        0.3       --
                                            ----------- ----------- ---------- ----------- ---------- ----------
Total segment revenues....................        66.5        58.6        7.9       136.7      115.9       20.8
                                            ----------- ----------- ---------- ----------- ---------- ----------
Intangible asset amortization.............         8.3         8.2        0.1        16.6       16.6       --
Other operating expenses..................        54.6        54.2        0.4       112.7      106.1        6.6
                                            ----------- ----------- ---------- ----------- ---------- ----------
Total segment expenses....................        62.9        62.4        0.5       129.3      122.7        6.6
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment income (loss) before
  income taxes and minority interest......         3.6        (3.8)       7.4         7.4       (6.8)      14.2
Allocated income taxes (benefit)..........         0.1        (2.3)       2.4         0.5       (4.4)       4.9
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment income (loss)
  before minority interest................         3.5        (1.5)       5.0         6.9       (2.4)       9.3
Minority interest in segment income.......         3.5         1.9        1.6         7.2        4.7        2.5
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment income (loss).....................        --          (3.4)       3.4        (0.3)      (7.1)       6.8
Restructuring charges,
  net of income taxes.....................        (0.2)       (1.5)       1.3        (0.3)      (4.6)       4.3
Realized investment gains,
  net of income taxes.....................        --          --         --           1.4       --          1.4
Other.....................................        --          --         --          --          1.3       (1.3)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment net income (loss).................   $    (0.2)  $    (4.9)  $    4.7   $     0.8   $  (10.4)  $   11.2
                                            =========== =========== ========== =========== ========== ==========

Asset Management Net Flows and                            Three Months Ended             Six Months Ended
Assets Under Management:                                       June 30,                      June 30,
($ amounts in millions)                               ----------------------------  ----------------------------
                                                           2004           2003           2004          2003
                                                      -------------  -------------  -------------  -------------

Inflows.............................................   $  1,758.0     $  1,900.7     $  3,617.2     $  3,604.5
Outflows............................................     (4,549.2)      (2,145.0)      (6,848.2)      (3,926.8)
                                                      -------------  -------------  -------------  -------------
Net flows...........................................     (2,791.2)        (244.3)      (3,231.0)        (322.3)
Performance.........................................       (306.9)       3,767.9          592.3        2,376.9
Other...............................................         84.5          (69.4)          20.6         (143.7)
                                                      -------------  -------------  -------------  -------------
Change in assets under management...................     (3,013.6)       3,454.2       (2,618.1)       1,910.9
Assets under management, beginning of period........     46,656.0       40,292.0       46,260.5       41,835.3
                                                      -------------  -------------  -------------  -------------
Assets under management, end of period..............   $ 43,642.4     $ 43,746.2     $  43,642.4    $ 43,746.2
                                                      =============  =============  =============  =============

Three and six months ended June 30, 2004 vs. June 30, 2003

Investment product fees increased $7.9 million, or 14%, and $20.8 million, or 18%, for the three and six months ended June 30, 2004 from the comparable periods in 2003. Private client and institutional investment product

fees increased $3.6 million and $3.4 million, respectively, for the comparative three months as a result of increased billable assets under management. For the comparative six month periods, private client and institutional investment product fees increased $9.1 million and $8.6 million, respectively, also as a result of increased billable assets under management. Approximately 58% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fees to lag behind changes in assets under management.

Assets under management, excluding the general account of our Life Company, were $43.6 billion, $43.7 billion, and $46.3 billion, at June 30, 2004 and 2003, and at December 31, 2003, respectively. The decrease in assets under management since June 30, 2003 and December 31, 2003 is primarily due to net outflows of $4.1 billion and $3.2 billion, offset by positive investment performance of $4.0 billion and $0.6 billion, respectively.
Sales of private client products for the three and six months periods in 2004 were $0.8 billion and $2.1 billion, a decrease of 16% and an increase of 10%, respectively, from the same periods in 2003. Redemptions from existing accounts for the three and six month periods in 2004 were $1.8 billion and $3.3 billion, respectively, an increase of 70% and 50%, respectively, from the same period in 2003. Sales of institutional accounts for the three and six month periods in 2004 were $0.9 billion and $1.5 billion, respectively, an increase of 1.6% and a decrease of 12%, respectively, from the same periods in 2003. Lost accounts and withdrawals from existing accounts for the three and six month periods in 2004 were $2.7 billion and $3.5 billion, respectively, an increase of 154% and 106%, respectively, from the same periods in 2003. The six-month decrease includes $0.5 billion as a result of liquidating one CDO and a structured product deal during the period.

Redemptions in the second quarter included two unusual items. One was a $1.2 billion non-discretionary institutional account which only earned a nominal advisory fee. The other was the redemption of a $240.0 million sub-advised structured product deal. In addition, a $0.3 billion CDO was liquidated during the first quarter of 2004. In mutual funds, the interest-rate sensitive products that drove sales over the last several quarters, such as our bond and REIT funds, were affected by the rise in interest rates. In managed accounts, we had weak sales and performance-related outflows at our major managers. In institutional products, in addition to the unusual redemptions previously noted, we saw performance-related outflows in some of our equity strategies.

Other operating expenses increased $0.4 million, or 1%, and $6.6 million, or 6%, for the three and six months ended June 30, 2004, from the comparable periods in 2003, of which a decrease of $0.6 million and an increase of $4.9 million, respectively, related to compensation expense and increases of $1.0 million and $1.7 million, respectively, related to other non-compensation operating expenses. The increase in compensation expense was primarily the result of a $5.4 million increase in formulaic compensation, which resulted from higher formula driven bonuses at certain companies. Formulaic compensation represents incentive bonus pools, which are created for both the non-wholly-owned asset management companies (Seneca and Kayne Anderson Rudnick) in accordance with their respective operating agreements. These bonus pools are calculated as fixed percentages of the respective entities' operating income before formulaic compensation expense. The increase in non-compensation related operating expenses in both periods was primarily the result of increased trail commissions, outside services, and marketing costs offset, in part, by a decrease in computer services charges.

Allocated income taxes increased $2.4 million and $4.9 million for the three and six months ended June 30,
2004, from the comparable periods in 2003, primarily as a result of segment income in 2004 compared to segment losses in 2003.

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

Summary Venture Capital Segment                     Three Months Ended                  Six Months Ended
Financial Data:                                           June 30,                           June 30,
($ amounts in millions)                     ---------------------------------- ---------------------------------
                                               2004        2003       Change       2004       2003      Change
                                            ----------- ----------- ---------- ----------- ---------- ----------

Net realized gains (losses) on partnership
  cash and stock distributions............   $     2.4   $     1.0   $    1.4   $    (1.0)  $   (5.2)  $    4.2
Net unrealized gains on
  partnership investments.................         3.4         7.4       (4.0)       19.1       38.4      (19.3)
Partnership operating expenses............        (1.4)       (2.6)       1.2        (2.1)      (3.5)       1.4
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment net investment income.............         4.4         5.8       (1.4)       16.0       29.7      (13.7)
Applicable income taxes...................         1.5         2.0       (0.5)        5.6       10.4       (4.8)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment net income........................   $     2.9   $     3.8   $   (0.9)  $    10.4   $   19.3   $   (8.9)
                                            =========== =========== ========== =========== ========== ==========

Three and six months ended June 30, 2004 vs. June 30, 2003

For the three and six months ended June 30, 2004, net investment income decreased $1.4 million and $13.7 million, respectively, over the same periods in the prior year, due primarily to the true-up to the partnerships' audited financial statements from estimated amounts as of December 31, 2003. The true-ups to the partnerships' audited financial statements reflected in the three and six months ended June 30, 2004 were $3.1 million and $24.4 million lower than the true-ups recognized in the comparable periods in 2003. This decrease was partially offset by higher gains realized on cash and stock distributions and the effect of improved overall equity market conditions.

The effect of adjusting estimated partnership results to actual results was to increase investment income by
$0.2 million and $9.4 million for the three and six months ended June 30, 2004, respectively, and by $3.3 million and $33.8 million for the three and six months ended June 30, 2003.

Activity in Venture Capital Segment                 Three Months Ended                  Six Months Ended
Investments:                                             June 30,                           June 30,
($ amounts in millions)                     ---------------------------------- ----------------------------------
                                                2004        2003      Change       2004       2003      Change
                                            ----------- ----------- ---------- ----------- ---------- -----------

Contributions (dollars invested)..........   $    12.6   $     9.9   $    2.7   $    20.5   $   21.5   $   (1.0)
Equity in earnings of partnerships........         4.4         5.8       (1.4)       16.0       29.7      (13.7)
Distributions.............................       (13.0)       (5.7)      (7.3)      (26.6)      (8.7)     (17.9)
Proceeds from sale of partnership
  interests and transfer to closed block..        --          --         --          --        (52.2)      52.2
Realized loss on sale of partnership
  interests and transfer to closed block..        --          (0.5)       0.5        --        (14.3)      14.3
                                            ----------- ----------- ---------- ----------- ---------- -----------
Change in venture capital investments.....         4.0         9.5       (5.5)        9.9      (24.0)      33.9
Venture capital segment investments,
  beginning of period.....................       202.2       194.3        7.9       196.3      227.8      (31.5)
                                            ----------- ----------- ---------- ----------- ---------- -----------
Venture capital segment investments,
  end of period...........................   $   206.2   $   203.8   $    2.4   $   206.2   $  203.8   $    2.4
                                            =========== =========== ========== =========== ========== ==========

Three and six months ended June 30, 2004 vs. June 30, 2003

For the three months ended June 30, 2004, venture capital investments decreased $5.5 million compared to the change for the comparable period in 2003, primarily due to higher distributions for the quarter. For the six months ended June 30, 2004, venture capital investments increased $33.9 million compared to the change for
2003, primarily due to proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in 2003, which reduced the venture capital balance by $66.5 million. This change was partially offset by a decrease in equity in earnings of $13.7 million and venture capital distributions, which increased $17.9 million over the first six months of 2003.

Segment Investments in Segment Venture Capital Partnerships by Type:                 June 30,        Dec 31,
($ amounts in millions)                                                                2004            2003
                                                                                 --------------- ---------------

Technology....................................................................    $       27.6    $       36.8
Telecommunications............................................................             7.0            13.3
Biotechnology.................................................................             8.7            16.3
Health care...................................................................             6.6             8.2
Consumer and business products and services...................................            35.0            29.6
Financial services............................................................            22.2            28.5
Other.........................................................................            57.6            44.9
                                                                                 --------------- ---------------
Private holdings..............................................................           164.7           177.6
Public holdings...............................................................            15.4            11.3
Cash and cash equivalents.....................................................            11.5             5.5
Other.........................................................................            14.6             1.9
                                                                                 --------------- ---------------
Venture capital partnerships..................................................    $      206.2    $      196.3
                                                                                 =============== ===============

Unfunded commitments..........................................................    $       55.3    $       76.7
                                                                                 =============== ===============

See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding our
Venture Capital segment.

Corporate and Other Segment

                                                    Three Months Ended                  Six Months Ended
Summary Corporate and Other                              June 30,                           June 30,
Financial Data:                             ----------------------------------- ---------------------------------
($ amounts in millions)                                    2003                              2003
                                                2004     Restated     Change      2004     Restated    Change
                                            ----------- ----------- ---------- ---------- ---------- -----------

Corporate investment income...............   $    (0.4)  $     0.9   $   (1.3)  $     0.4   $    1.4   $   (1.0)
Investment income from
  collateralized obligations..............         8.8        13.5       (4.7)       18.9       27.6       (8.7)
Interest expense on indebtedness..........        (9.9)       (9.9)      --         (19.7)     (19.7)      --
Interest expense on non-recourse
  collateralized obligations..............        (7.5)      (12.6)       5.1       (16.4)     (25.9)       9.5
Corporate expenses........................        (4.3)       (3.1)      (1.2)       (8.2)      (3.0)      (5.2)
International.............................        (0.2)       --         (0.2)       (0.1)      (1.3)       1.2
Other.....................................        (2.5)       (1.3)      (1.2)       (3.6)      (3.0)      (0.6)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment loss, before income taxes.........       (16.0)      (12.5)      (3.5)      (28.7)     (23.9)      (4.8)
Allocated income tax (benefit)............        (6.0)       (4.3)      (1.7)      (10.4)      (7.4)      (3.0)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment loss..............................       (10.0)       (8.2)      (1.8)      (18.3)     (16.5)      (1.8)
Net realized investment gains (losses), net
  of income taxes and other offsets.......         3.5       (63.2)      66.7         6.3      (76.2)      82.5
Restructuring charges,
  after income taxes......................        (1.4)       (0.4)      (1.0)       (2.4)       0.3       (2.7)
                                            ----------- ----------- ---------- ----------- ---------- ----------
Segment net loss..........................   $    (7.9)  $   (71.8)  $   63.9   $   (14.4)  $  (92.4)  $   78.0
                                            =========== =========== ========== =========== ========== ==========

Three and six months ended June 30, 2004 vs. June 30, 2003

For the three and six months ended, investment income from debt and equity securities pledged as collateral related to our CDOs decreased $4.7 million and $8.7 million, respectively, over the same periods in the prior year, due primarily to decreased asset levels from pay downs and defaults. Consequently, lower distributions were made to investment holders resulting in $5.1 million and $9.5 million decreases in interest expense on non-recourse collateralized obligations during the same periods.

Corporate expenses increased $1.2 million and $5.2 million for the three and six months ended June 30, 2004, over the comparable periods in 2003, due to a return to more normalized incentive compensation accruals, as well as increases in liability insurance and incremental regulatory compliance and audit costs associated with
The Sarbanes-Oxley Act of 2002.

The decrease in other primarily relates to a loss in a small group pension runoff block as a result of lower investment earnings and slightly higher benefit costs, particularly in the second quarter of 2004.

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

Debt and Equity Securities Pledged as Collateral and Non-recourse Collateralized Obligations

Investments pledged as collateral are assets held for the benefit of those institutional clients which have investments in structured bond products offered and managed by our asset management subsidiary.

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

Annuity Deposit Fund Balances                                                    June 30,        Dec 31,
($ amounts in millions)                                                           2004            2003
                                                                             --------------- ---------------

Policyholder deposit funds
Retirement Planners Edge GIAs..............................................   $    1,148.3    $    1,209.4
Other variable annuity GIAs................................................          825.9           858.0
                                                                             --------------- ---------------
Variable annuity GIAs......................................................        1,974.2         2,067.4
Fixed annuities............................................................        1,047.9         1,056.9
                                                                             --------------- --------------
Total variable annuity GIAs and fixed annuities............................   $    3,022.1    $    3,124.3
                                                                             =============== ===============

The funds in the Retirement Planners Edge (RPE) guaranteed interest account decreased by $22.0 million in the second quarter. Given its 3% guaranteed interest rate, we believe most contract holders currently view RPE as an attractive alternative to money market investments. As a result, to experience a material increase in surrenders, money market rates would likely need to increase to 3.5% to 4.0%, or at least 250 basis points above current rates. Until short-term rates hit that point, this business may continue to run off slowly.

Because experience has shown that the duration of the RPE liabilities is longer that we had previously assumed, beginning in the second quarter of 2004 we extended the duration of the assets. Coincidentally, we were able to take advantage of the sharp increase in rates and steeper yield curve during the second quarter to produce an even more favorable outcome. As a result, the three-month rolling average yield on the portfolio has increased by 30 basis points and the asset and liability durations are better aligned.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2004, our general account held debt securities with a carrying value of $12,944.9 million, representing 78.7% of total general account investments. Public debt securities represented 77.8% of total debt securities, with the remaining 22.2% represented by private debt securities.

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
The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of June 30, 2004, our total below investment grade securities totaled $1,070.7 million, or 8.3%, of our total debt security portfolio. Of that amount, $802.3 million,

or 6.2%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater, which is equivalent to B or below) totaled $268.4 million, or 2.1%, of our total debt security portfolio.

Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made and is not written-up as a result of recoveries in fair value.

General Account Debt Security Portfolios at Fair Value by Rating:
($ amounts in millions)

  SVO         S&P Equivalent        Total Debt Securities     Public Debt Securities    Private Debt Securities
                                  -------------------------  ------------------------  -------------------------
                                    June 30,      Dec 31,      June 30,     Dec 31,      June 30,      Dec 31,
 Rating         Designation           2004         2003          2004        2003          2004         2003
---------  ---------------------  ------------ ------------  ------------ ------------ ------------ ------------

   1       AAA/AA/A............    $  8,402.8   $  8,821.2   $   6,931.1   $  7,442.1   $  1,471.7   $  1,379.1
   2       BBB.................       3,471.4      3,350.8       2,266.0      2,160.6      1,205.4      1,190.2
                                  ------------ ------------  ------------ ------------ ------------ ------------
     Total investment grade          11,874.2     12,172.0       9,197.1      9,602.7      2,677.1      2,569.3
   3       BB..................         802.3        764.9         683.6        635.5        118.7        129.4
   4       B...................         187.2        218.9         136.6        157.8         50.6         61.1
   5       CCC and lower.......          65.1         94.6          35.2         53.7         29.9         40.9
   6       In or near default..          16.1         22.6          12.5         19.0          3.6          3.6
                                  ------------ ------------ ------------- ------------ ------------ ------------
     Total debt securities         $ 12,944.9   $ 13,273.0   $  10,065.0   $ 10,468.7   $  2,879.9   $  2,804.3
                                  ============ ============ ============= ============ ============ ============

The following tables present our general account debt security portfolios by investment type, along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                As of June 30, 2004
                                        --------------------------------------------------------------------------
                                                                                 Unrealized Gains (Losses)
                                                                       -------------------------------------------
Debt Securities by Type:                    Fair                           Gross          Gross
($ amounts in millions)                     Value          Cost            Gains          Losses          Net
                                        ------------- --------------   -------------  -------------  -------------

U.S. government and agency...........    $    717.3     $    676.0      $     45.0     $     (3.7)    $     41.3
State and political subdivision......         479.1          448.8            33.8           (3.5)          30.3
Foreign government...................         280.0          271.3            11.4           (2.7)           8.7
Corporate............................       6,971.3        6,788.2           282.2          (99.1)         183.1
Mortgage-backed......................       2,879.5        2,804.8           102.7          (28.0)          74.7
Other asset-backed...................       1,617.7        1,616.7            35.4          (34.4)           1.0
                                        -------------  -------------   -------------  -------------  -------------
Total debt securities................    $ 12,944.9     $ 12,605.8      $    510.5     $   (171.4)    $    339.1
                                        =============  =============   =============  =============  =============
Debt securities outside closed block:
    Unrealized gains.................    $  3,685.1     $  3,535.0      $    150.1     $     --       $    150.1
    Unrealized losses................       2,523.7        2,610.6            --            (86.9)         (86.9)
                                        -------------  -------------   -------------  -------------  -------------
    Total outside the closed block...       6,208.8        6,145.6           150.1          (86.9)          63.2
                                        -------------  -------------   -------------  -------------  -------------
Debt securities in closed block:
    Unrealized gains.................       4,797.2        4,436.8           360.4           --            360.4
    Unrealized losses................       1,938.9        2,023.4            --            (84.5)         (84.5)
                                        -------------  -------------  -------------  -------------  -------------
    Total in the closed block........       6,736.1        6,460.2           360.4          (84.5)         275.9
                                        -------------  -------------   -------------  -------------  -------------
Total debt securities................    $ 12,944.9     $ 12,605.8      $    510.5     $   (171.4)    $    339.1
                                        =============  =============   =============  =============  =============

                                                                          As of June 30, 2004
                                                       ----------------------------------------------------------
Debt Securities by Type and Credit Quality:                   Investment Grade           Below Investment Grade
($ amounts in millions)                                ----------------------------   ---------------------------
                                                        Fair Value        Cost         Fair Value        Cost
                                                       -------------  -------------  -------------  -------------

U.S. government and agency.......................       $    717.3     $    676.0     $     --       $     --
State and political subdivision..................            479.1          448.8           --             --
Foreign government...............................            142.6          138.0          137.4          133.3
Corporate........................................          6,245.1        6,069.6          726.2          718.6
Mortgage-backed..................................          2,824.4        2,755.8           55.1           49.0
Other asset-backed...............................          1,465.7        1,451.2          152.0          165.5
                                                       -------------  -------------  -------------  -------------
Total debt securities............................       $ 11,874.2     $ 11,539.4     $  1,070.7     $  1,066.4
                                                       =============  =============  =============  =============

Percentage of total debt securities..............             91.7%          91.5%           8.3%           8.5%
                                                       =============  =============  =============  =============

Investment Grade Debt Securities (Fair Value):                                   As of June 30, 2004
($ amounts in millions)                                               -------------------------------------------
                                                                          Total        AAA/AA/A          BBB
                                                                      -------------  -------------  -------------

U.S. government and agency........................................     $    717.3     $    717.3     $     --
State and political subdivision...................................          479.1          466.0           13.1
Foreign government................................................          142.6           44.8           97.8
Corporate.........................................................        6,245.1        3,362.1        2,883.0
Mortgage-backed...................................................        2,824.4        2,659.4          165.0
Other asset-backed................................................        1,465.7        1,153.2          312.5
                                                                      -------------  -------------  -------------
Total debt securities.............................................     $ 11,874.2     $  8,402.8     $  3,471.4
                                                                      =============  =============  =============

Percentage of total debt securities...............................           91.7%          64.9%          26.8%
                                                                      =============  =============  =============

                                                                 As of June 30, 2004
                                        ------------------------------------------------------------------------
Below Investment Grade                                                                                In or Near
Debt Securities at Fair Value:              Total            BB             B         CC or Lower       Default
($ amounts in millions)                 -------------  -------------  -------------  -------------  -------------

Foreign government...................    $    137.4     $    123.3     $     14.1     $     --       $     --
Corporate............................         726.2          556.2          129.2           37.2            3.6
Mortgage-backed......................          55.1           54.9           --              0.2           --
Other asset-backed...................         152.0           67.9           43.9           27.7           12.5
                                        -------------  -------------  -------------  -------------  -------------
Total debt securities................    $  1,070.7     $    802.3     $    187.2     $     65.1     $     16.1
                                        =============  =============  =============  =============  =============

Percentage of total debt securities..          8.3%           6.2%           1.5%           0.5%           0.1%
                                        =============  =============  =============  =============  =============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of June 30, 2004 in our debt securities portfolios are banks (4.46%), insurance (3.13%), electrical utilities (2.74%), diversified financial services (2.71%) and broker-dealers (2.36%).

Our corporate bond exposure to recently troubled industries, including telecommunication equipment, telephone utilities, airlines, media, publishing and broadcasting, comprises 5.12% of our debt securities portfolios at
June 30, 2004. In addition, within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprises approximately 1.1% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at June 30, 2004.

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

Sources and Types of Net Realized                              Three Months Ended           Six Months Ended
Investment Gains (Losses) in General Account:                       June 30,                    June 30,
($ amounts in millions)                                    --------------------------  -------------------------
                                                                             2003                       2003
                                                               2004        Restated        2004       Restated
                                                           ------------  ------------  ------------ ------------

Debt and equity security impairments.....................   $    (1.2)    $   (20.9)    $    (4.0)   $   (46.5)
Debt securities pledged as collateral impairments........        (3.6)         (0.1)         (8.3)        (1.9)
Other investment impairments.............................        --          (101.2)         (3.3)      (114.6)
                                                           ------------  ------------  ------------ ------------
Impairment losses........................................        (4.8)       (122.2)        (15.6)      (163.0)
                                                           ------------  ------------  ------------ ------------
Debt and equity security transaction gains...............        20.2          31.9          33.0         85.9
Debt and equity security transaction losses..............        (3.4)        (19.3)         (7.0)       (34.2)
Other investments transaction gains (losses).............         3.6           4.9           7.7         (7.5)
                                                           ------------  ------------  ------------ ------------
Net transaction gains....................................        20.4          17.5          33.7         44.2
                                                           ------------  ------------  ------------ ------------
Net realized investment gains (losses)...................        15.6        (104.7)         18.1       (118.8)
                                                           ------------  ------------  ------------ ------------
Applicable closed block policyholder dividend obligation.         7.2          (9.5)          7.3         (1.0)
Applicable deferred policy acquisition costs.............        (1.2)          1.2          (0.8)         1.7
Applicable deferred income tax (benefit).................         4.6         (37.1)          5.9        (45.9)
                                                           ------------  ------------  ------------ ------------
Offsets to realized investment losses....................        10.6         (45.4)         12.4        (45.2)
                                                           ------------  ------------  ------------ ------------
Net realized investment gains (losses)
  included in net income.................................   $     5.0     $   (59.3)    $     5.7    $   (73.6)
                                                           ============  ============  ============ ============

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts are $8.3 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively, and $3.6 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively.

The reduction in realized investment losses related to the impairment of debt and equity securities for the three and six months ended June 30, 2004 compared to 2003 reflects a substantial improvement in the credit market since early 2004. Other investment impairments of $101.2 million and $114.6 million for the three and six months ended June 30, 2003 primarily relate to the impairment of three international investments in the second quarter of 2003, $89.0 million of which related to our equity investment in Aberdeen.

Gross and Net Unrealized Gains (Losses)
from General Account Debt and Equity
Securities:                                                         As of June 30, 2004
($ amounts in millions)                     --------------------------------------------------------------------
                                                    Total           Outside Closed Block        Closed Block
                                            ---------------------- ---------------------- ----------------------
                                               Gains      Losses      Gains      Losses      Gains      Losses
                                            ---------- ----------- ---------- ----------- ---------- -----------
Debt securities
Number of positions......................       2,264        909       1,038        561       1,226        348
                                            ---------- ----------- ---------- ----------- ----------------------
Unrealized gains (losses)................    $  510.5   $ (171.4)   $  150.1   $  (86.9)   $  360.4   $  (84.5)
                                            ---------- ----------- ---------- ----------- ---------- -----------
Applicable policyholder dividend
  obligation (reduction).................       360.4      (84.5)       --         --         360.4      (84.5)
Applicable deferred policy acquisition
  costs (benefit)........................        71.7      (34.0)       71.7      (34.0)       --         --
Applicable deferred
   income taxes (benefit)................        27.5      (18.4)       27.5      (18.4)       --         --
                                            ---------- ----------- ---------- ----------- ---------- -----------
Offsets to net unrealized gains (losses).       459.6     (136.9)       99.2      (52.4)      360.4      (84.5)
                                            ---------- ----------- ---------- ----------- ---------- -----------
Unrealized gains (losses) after offsets..    $   50.9   $  (34.5)   $   50.9   $  (34.5)   $   --     $   --
                                            ========== =========== ========== =========== ========== ===========
Net unrealized gains after offsets.......    $   16.4               $   16.4               $   --
                                            ==========             ==========             ==========

Equity securities
Number of positions......................         289         71         151         27         138         44
                                            ---------- ----------- ---------- ----------- ---------- -----------
Unrealized gains (losses)................    $  102.4   $   (3.0)   $   94.3   $   (2.2)   $    8.1   $   (0.8)
                                            ---------- ----------- ---------- ----------- ---------- -----------
Applicable policyholder dividend
  obligation (reduction).................         8.1       (0.8)       --         --           8.1       (0.8)
Applicable deferred
  income taxes (benefit).................        33.0       (0.8)       33.0       (0.8)       --         --
                                            ---------- ----------- ---------- ----------- ---------- -----------
Offsets to net unrealized gains (losses).        41.1       (1.6)       33.0       (0.8)        8.1       (0.8)
                                            ---------- ----------- ---------- ----------- ---------- -----------
Unrealized gains (losses) after offsets..    $   61.3   $   (1.4)   $   61.3   $   (1.4)   $   --     $   --
                                            ========== =========== ========== =========== ========== ===========
Net unrealized gains after offsets.......    $   59.9               $   59.9               $   --
                                            ==========             ==========             ==========

As of June 30, 2004, total net unrealized gains on debt and equity securities were $438.5 million (unrealized gains of $612.9 million less unrealized losses of $174.4 million). Of that net amount, $155.3 million was outside the closed block ($76.3 million after applicable deferred policy acquisition costs and deferred income taxes) and $283.2 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, greater than six months to 12 months and greater than 12 months.
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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of June 30,
2004. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Gross Unrealized Losses On General Account Debt and Equity
Securities by Duration of Unrealized Loss:                                As of June 30, 2004
($ amounts in millions)                               ----------------------------------------------------------
                                                                         0 - 6         6 - 12         Over 12
                                                          Total          Months        Months         Months
                                                      -------------- -------------- -------------  -------------
Debt securities outside closed block
Number of positions................................           561            456             40             65
                                                      -------------- -------------- -------------  -------------
Total fair value...................................    $  2,523.8     $  2,113.4     $    163.2     $    247.2
Total amortized cost...............................       2,610.7        2,160.6          171.6          278.5
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $    (86.9)    $    (47.2)    $     (8.4)    $    (31.3)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $    (34.5)    $    (19.9)    $     (3.4)    $    (11.2)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $    (13.7)    $     (0.5)    $     --       $    (13.2)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $     (8.9)    $     (0.4)    $     --       $     (8.5)
                                                      ============== ============== =============  =============

Investment grade:
Number of positions................................           489            411             36             42
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $    (66.0)    $    (40.9)    $     (7.9)    $    (17.2)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $    (26.8)    $    (17.1)    $     (3.1)    $     (6.6)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $     (3.6)    $     --       $     --       $     (3.6)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $     (2.3)    $     --       $     --       $     (2.3)
                                                      ============== ============== =============  =============

Below investment grade:
Number of positions................................            72             45              4             23
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $    (20.9)    $     (6.3)    $     (0.5)    $    (14.1)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $     (7.7)    $     (2.8)    $     (0.3)    $     (4.6)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $    (10.1)    $     (0.5)    $     --       $     (9.6)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $     (6.6)    $     (0.4)    $     --       $     (6.2)
                                                      ============== ============== =============  =============

Equity securities outside closed block
Number of positions................................            27             20              1              6
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $     (2.2)    $     (1.9)    $     --       $     (0.3)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $     (1.4)    $     (1.2)    $     --       $     (0.2)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $     (1.8)    $     (1.6)    $     --       $     (0.2)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $     (1.1)    $     (1.0)    $     --       $     (0.1)
                                                      ============== ============== =============  =============

For debt securities outside of the closed block with gross unrealized losses, 77.7% of the unrealized losses after offsets pertains to investment grade securities and 22.3% of the unrealized losses after offsets pertains to below investment grade securities at June 30, 2004.

Gross Unrealized Losses on General Account Debt and Equity
Securities by Duration of Unrealized Loss:                               As of June 30, 2004
($ amounts in millions)                               ----------------------------------------------------------
                                                                        0 - 6          6 - 12         Over 12
                                                          Total         Months         Months         Months
                                                      -------------- -------------- -------------  -------------
Debt securities inside closed block
Number of positions................................            348            275             24             49
                                                      -------------- -------------- -------------  -------------
Total fair  value..................................    $   1,938.9    $   1,575.2    $     121.0    $     242.7
Total amortized cost...............................        2,023.4        1,627.6          129.5          266.3
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $     (84.5)   $     (52.4)   $      (8.5)   $     (23.6)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $      (7.1)   $      --      $      --      $      (7.1)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============

Investment grade:
Number of positions................................            294            235             23             36
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $     (68.4)   $     (46.7)   $      (8.4)   $     (13.3)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============

Below investment grade:
Number of positions................................             54             40              1             13
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $     (16.1)   $      (5.7)   $      (0.1)   $     (10.3)
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $      (7.1)   $      --      $      --      $      (7.1)
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============

Equity securities inside closed block
Number of positions................................             44             41              3              0
                                                      -------------- -------------- -------------  -------------
Unrealized losses..................................    $      (0.8)   $      (0.6)   $      (0.2)   $      --
                                                      ============== ============== =============  =============
Unrealized losses after offsets....................    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost.................    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets...    $      --      $      --      $      --      $      --
                                                      ============== ============== =============  =============

As of June 30, 2004, for debt securities in the closed block with gross unrealized losses, 80.9% of the unrealized losses pertains to investment grade securities and 19.1% of the unrealized losses pertains to below investment grade securities.

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

Aberdeen Asset Management PLC

As of June 30, 2004 and December 31, 2003, we owned $27.5 million of Aberdeen 8.0% convertible subordinated notes. The 7.5% convertible subordinated notes were originally issued in 1996 at 7%, with a maturity of March
29, 2003, subject to four six-month extensions at Aberdeen's option with increasing interest rates. In March
2003, these notes were partially paid down by $5.0 million, with the remainder extended, subject to a rate increase to 7.5% and a maturity of September 29, 2003. The maturity on these notes was extended again to March
29, 2004 with a partial payout of $5.0 million received in November 2003 at an interest rate of 7.5%. In March
2004, these notes were extended subject to a rate increase to 8% and a maturity of September 29, 2004. Prior to the fourth quarter of 2003, we owned $19.0 million of 5.875% convertible bonds, which were issued in 2002 and mature in 2007. During the fourth quarter of 2003, we sold the Aberdeen 5.875% bonds and realized a gain of $0.7 million.

As of June 30, 2003, our ownership of Aberdeen common stock included 22% of the company's outstanding common shares that we had purchased between 1996 and 2001 for $109.1 million. At that time we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired, resulting in an $89.1 million pre-tax, non-cash charge to earnings during the quarter ended June 30,
2003. The carrying value of our equity investment in Aberdeen was $38.6 million and $38.3 million at June 30,
2004 and December 31, 2003, respectively. The fair value, based on the quoted market price of underlying shares and foreign currency exchange rate, of our equity investment in Aberdeen was $51.7 million, $54.5 million and $54.4 million at August 4, 2004, June 30, 2004, December 31, 2003, respectively.

On October 24, 2003, Aberdeen completed the acquisition of 100% of the outstanding common stock of Edinburgh
Fund Managers Group plc, an Edinburgh Scotland based asset manager, for £36 million through the issuance of 58.9 million shares of Aberdeen common stock. As a result of this acquisition, as of December 31, 2003 our percentage ownership in Aberdeen's common stock was diluted from approximately 22% to 16.2%, although our representation on Aberdeen's Board of Directors remained at two seats out of 12 seats. Based on our continued
substantial ownership position and related board representation, we believe that we continue to have the ability to significantly influence the operations of Aberdeen and, therefore, we continue to account for our investment using the equity method of accounting subsequent to October 24, 2003.

On May 25, 2004, Aberdeen closed on the sale of its UK and Continental European property investment management business to an unrelated party. We recognized an after-tax, non-cash realized gain of $0.7 million, recorded as a realized investment gain, during the second quarter of 2004 related to our share of Aberdeen's realized gain.

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

The Phoenix Companies, Inc. (consolidated)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                  -------------------------------------------
Summary Consolidated Cash Flow Data:                                                  2003
($ amounts in millions)                                                2004         Restated        Change
                                                                  -------------- -------------  -------------

Cash from continuing operations.................................   $     142.1    $     145.5    $      (3.4)
Cash for discontinued operations................................         (16.5)         (45.0)          28.5
Cash from (for) continuing operations investing activities......         166.9         (815.8)         982.7
Cash from (for) discontinued operations investing activities....           6.6           (6.7)          13.3
Cash from (for) financing activities............................        (123.3)         307.1         (430.4)

Six months ended June 30, 2004 vs. June 30, 2003

Cash from continuing operations decreased $3.4 million, or 2%, over the comparable period in 2003, primarily due to higher benefits paid, partially offset by higher revenues received and lower policy acquisition costs paid.

Cash from continuing operations investing activities increased $982.7 million, or 120%, from the comparable period in 2003, primarily due to lower investment purchases resulting from lower cash from financing activities in 2004 and higher cash balances at the beginning of 2003 that were invested during 2003.

Cash from financing activities decreased $430.4 million, or 140%, due to reductions in policyholder deposit fund deposits of $443.9 million in 2004 compared to 2003. This decrease was partially offset by proceeds from borrowings in 2004 of $25.0 million.

On April 30, 2004, The Phoenix Companies, Inc. received a $69.7 million dividend from Phoenix Life.

On April 29, 2004, we declared a cash dividend of $0.16 per share, which was paid July 12, 2004 to shareholders of record on June 14, 2004.

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

Annuity Actuarial Reserves and Deposit Liabilities
Withdrawal Characteristics:                                             June 30, 2004         December 31, 2003
($ amounts in millions)                                           ------------------------ -----------------------
                                                                    Amount(1)    Percent     Amount(1)    Percent
                                                                  ------------ ----------- -----------  ----------

Not subject to discretionary withdrawal provision...............   $   216.1         3%     $   220.8         3%
Subject to discretionary withdrawal without adjustment..........     1,858.4        26%       1,967.2        28%
Subject to discretionary withdrawal
  with market value adjustment..................................       793.1        11%         811.6        11%
Subject to discretionary withdrawal at contract value
  less surrender charge.........................................       897.2        12%         869.8        12%
Subject to discretionary withdrawal at market value.............     3,423.9        48%       3,294.0        46%
                                                                  ------------ ----------- -----------  ----------
Total annuity contract reserves and deposit fund liability......   $ 7,188.7       100%     $ 7,163.4       100%
                                                                  ============ =========== ===========  ==========

________
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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of June 30, 2004, our Life Companies had approximately $11.6 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at
June 30, 2004 were $2.2 billion.

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

On April 30, 2004, Phoenix Life paid a $69.7 million cash dividend to The Phoenix Companies, Inc. Under New
York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix
Life's statutory loss from operations was $13.5 million for the six months ended June 30, 2004. Phoenix Life's statutory loss from operations through June 30, 2004 includes a $16.0 million tax payment related to the forgiveness of debt on a restructured investment, and $8.5 million in after-tax restructuring charges primarily associated with the sale of Griffith and Main Street. We expect improved statutory gains from operation results beginning in the second half of 2004 due to seasonality factors and reduced operating expenses as a result of the sale of Griffith and Main Street.

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

Consolidated Financial Condition

Consolidated Balance Sheet:                                              June 30,       Dec 31,
($ amounts in millions)                                                    2004          2003          Change
                                                                      -------------  ------------- -------------

ASSETS:
Available-for-sale debt securities, at fair value..................    $ 12,944.9     $ 13,273.0    $   (328.1)
Available-for-sale equity securities, at fair value................         319.3          312.0           7.3
Mortgage loans, at unpaid principal balances.......................         256.4          284.1         (27.7)
Venture capital partnerships, at equity in net assets..............         249.3          234.9          14.4
Affiliate equity securities, at equity in net assets...............          47.7           47.5           0.2
Policy loans, at unpaid principal balances.........................       2,238.7        2,227.8          10.9
Other investments..................................................         399.5          402.0          (2.5)
                                                                      -------------  ------------- -------------
                                                                         16,455.8       16,781.3        (325.5)
Available-for-sale debt and equity securities pledged as collateral,
  at fair value....................................................       1,275.4        1,350.0         (74.6)
                                                                      -------------  ------------- -------------
Total investments..................................................      17,731.2       18,131.3        (400.1)
Cash and cash equivalents..........................................         623.7          447.9         175.8
Accrued investment income and receivables..........................         430.0          447.2         (17.2)
Deferred policy acquisition costs..................................       1,465.2        1,367.7          97.5
Deferred income taxes..............................................          55.4           58.7          (3.3)
Goodwill and other intangible assets...............................         741.1          755.0         (13.9)
Other general account assets.......................................         214.9          268.2         (53.3)
Separate account assets............................................       6,526.4        6,083.2         443.2
                                                                      -------------  ------------- -----------
Total assets.......................................................    $ 27,787.9     $ 27,559.2    $    228.7
                                                                      =============  ============= =============

LIABILITIES:
Policy liabilities and accruals....................................    $ 13,069.4     $ 13,088.6    $    (19.2)
Policyholder deposit funds.........................................       3,542.2        3,642.7        (100.5)
Stock purchase contracts and indebtedness..........................         799.5          767.8          31.7
Other general account liabilities..................................         494.5          525.7         (31.2)
Non-recourse collateralized obligations............................       1,400.7        1,472.0         (71.3)
Separate account liabilities.......................................       6,526.4        6,083.2         443.2
                                                                      -------------  ------------- -------------
Total liabilities..................................................      25,832.7       25,580.0         252.7
                                                                      -------------  ------------- -------------

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries.......          33.4           31.4           2.0
                                                                      -------------  ------------- -------------

STOCKHOLDERS' EQUITY:
Common stock and additional paid in capital........................       2,430.4        2,429.8           0.6
Deferred compensation on restricted stock units....................          (3.2)          (3.6)          0.4
Accumulated deficit................................................        (336.8)        (352.7)         15.9
Accumulated other comprehensive income.............................          16.9           63.7         (46.8)
Treasury stock.....................................................        (185.5)        (189.4)          3.9
                                                                      -------------  ------------- -------------
Total stockholders' equity.........................................       1,921.8        1,947.8         (26.0)
                                                                      -------------  ------------- -------------
Total liabilities, minority interest and stockholders' equity......    $ 27,787.9     $ 27,559.2    $    228.7
                                                                      =============  ============= =============

June 30, 2004 vs. December 31, 2003

Available-for-sale debt securities decreased $328.1 million, or 3%, in 2004 from December 31 2003, reflecting depreciation of bond values as a result of higher interest rates.

Mortgage loans decreased $27.7 million, or 10%, from December 31, 2003 to June 30, 2004 due to scheduled pay downs as no new investments are being made in this asset class.

Cash and cash equivalents increased $175.8 million, or 39%, in 2004 from December 31, 2003, primarily due to cash inflows on the sale of debt securities and the planned build-up of liquidity to fund a planned distribution for a large corporate owned policy scheduled for July 2004 draw-down. This distribution is in accordance with the original terms of the policy, which was sold in 1997.

Available-for-sale debt and equity securities pledged as collateral decreased $74.6 million, or 6%, in 2004 from December 31, 2003, primarily due to the liquidation of securities to fund pay down of non-recourse collateralized obligations.

Deferred policy acquisition costs increased $97.5 million, or 7%, in 2004 from the comparable period in 2003, due primarily to offsets for unrealized investment losses included in other comprehensive income. See Note 3 to our consolidated financial statements in this Form 10-Q for additional information.

The decrease of $53.3 million, or 20%, in 2004 from December 31, 2003 in other general account assets primarily relates to a reduction in premises and equipment due to the second quarter sale of our Enfield, CT office facility.

Composition of Deferred Policy Acquisition Cost Assets by Product:       June 30,        Dec 31,
($ amounts in millions)                                                    2004           2003        Change
                                                                      -------------  ------------- -------------

Variable universal life............................................    $    328.6     $    328.7    $   (0.1)
Universal life.....................................................         214.8          169.3          45.5
Variable annuities.................................................         302.9          260.3          42.6
Fixed annuities....................................................          46.8           45.2           1.6
Participating life.................................................         538.9          536.7           2.2
Other..............................................................          33.2           27.5           5.7
                                                                      -------------  ------------- -------------
Total deferred policy acquisition costs............................    $  1,465.2     $  1,367.7    $     97.5
                                                                      =============  ============= =============

Policyholder deposit funds decreased $100.5 million, or 3%, in 2004 from December 31, 2003, primarily due to net withdrawals from variable annuity guaranteed interest account sub-accounts.

Stock purchase contracts and indebtedness increased $31.7 million, or 6%, in 2004 from December 31, 2003, primarily due to borrowing $25.0 million on our bank credit facility and a $11.1 million decrease in the fair value of the HRH embedded derivative resulting from the increase in the fair value of HRH common stock during
2004, partially offset by a decrease of $2.8 million in the interest rate swap liability related to our senior unsecured bonds. See Note 6 of our consolidated financial statements in this Form 10-Q for additional information.

Non-recourse collateralized obligations decreased $71.3 million, or 5%, in 2004 from December 31, 2003, due to distributions to investors in non-recourse collateralized obligations and a decrease in the fair value of non-recourse derivative cash flow hedges as a result of higher interest rates.

Contractual Obligations and Commercial Commitments

As of June 30, 2004, our outstanding contractual obligations, excluding obligations for policyholder benefits recorded as a liability on our consolidated balance sheet, and commercial commitments were as follows:

Contractual Obligations and
Commercial Commitments:
($ amounts in millions)                                      Remainder of                                2009
                                                    Total        2004     2005 - 2006  2007 - 2008    and Later
                                                ------------ ------------ ------------ ------------ ------------
Contractual Obligations Due
Indebtedness(1)...............................    $   653.9    $    --      $   200.0    $   153.7    $   300.2
Stock purchase contracts(2) ..................        138.3         --          138.3         --           --
Operating lease obligations..................          35.8          5.7         16.7         10.2          3.2
Other purchase liabilities(3)(7)  .............         34.9         19.1         13.1          2.7         --
                                                ------------ ------------ ------------ ------------ ------------
Subtotal......................................   $   862.9    $    24.8    $   368.1    $   166.6    $   303.4
Non-recourse collateralized obligations(4)....      1,303.9         --           --           --        1,303.9
                                                ------------ ------------ ------------ ------------ ------------
Total contractual obligations.................   $ 2,166.8    $    24.8    $   368.1    $   166.6    $ 1,607.3
                                                ============ ============ ============ ============ ============

Commercial Commitment Expirations
Standby letters of credit(5) .................    $     9.0    $     9.0    $    --      $     --     $     --
Other commercial commitments(6)(7) ............        123.6         10.2          3.9         19.4         90.1
                                                ------------ ------------ ------------ ------------ ------------
Total commercial commitments..................   $   132.6     $    19.2    $     3.9    $    19.4    $    90.1
                                                ============ ============ ============ ============ ============

_________
(1)   Indebtedness amounts include principal only. $153.7 million of indebtedness represents mandatorily convertible debt to be settled with our stock in February 2006.
(2)   Stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of HRH as further described in Note 6 of our consolidated financial statements in this Form 10-Q.
(3)   Other purchase liabilities relate to open purchase orders and other contractual obligations.
(4)   Non-recourse obligations are not direct liabilities of ours as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information.
(5)   Our standby letters of credit automatically renew on an annual basis.
(6)   Other commercial commitments relate to venture capital partnerships and private placements. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio during the six months ended June 30, 2004 was
     $26.8 million. The obligations related to private placements total $7.2 million and are due to be funded during the remainder of 2004.
(7)   Obligations and commitments related to post-employment benefit plans and commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.

In addition, on July 29, 2004, we announced the signing of a $122.0 million seven-year services agreement with
EDS under which we will receive information technology infrastructure services.

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

PFG

In May 2003, we acquired the remaining interest in PFG not already owned by us for initial consideration of
$16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $10.0 million during the remainder of 2004 through 2007, based on certain financial performance targets being met, and the balance in 2008, based on the appraised value of PFG as of December 31, 2007. During the six months ended June 30, 2004, we paid $3.0 million under this obligation.

We have accounted for our acquisition of the remaining interest in PFG as a step-purchase acquisition.
Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the PVFP acquired and a related deferred tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price and transaction costs, totaling $7.6 million, have been assigned to goodwill. We have not presented pro forma information as if PFG had been acquired at the beginning of January 2003, as it is not material to our financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2004 and December 31, 2003, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 7 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including AVR) decreased from $962.4 million at December 31, 2003 to $924.6 million at June 30, 2004. The principal factors resulting in this decrease are a consolidated statutory net loss of $4.9 million, and a dividend to holding company of $69.7 million paid during the second quarter of 2004, partially offset by an increase in admitted deferred income tax assets of
$19.7 million.

At June 30, 2004, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 300% of
Company Action Level.

On April 30, 2004, Phoenix Life paid a dividend of $69.7 million to The Phoenix Companies, as Phoenix Life's sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of
10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life's statutory loss from operations was $13.5 million for the six months ended June 30, 2004.
Phoenix Life's statutory loss from operations through June 30, 2004 includes a $16.0 million tax payment related to the forgiveness of debt on a restructured investment, and $8.5 million in after-tax restructuring charges primarily associated with the sale of Griffith and Main Street. We expect improved statutory gains from operation results beginning in the second half of 2004 due to seasonality factors and reduced operating expenses as a result of the sale of Griffith and Main Street.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At June 30, 2004, the largest of these subsidiaries had net capital of approximately $10.5 million, which is $9.8 million in excess of its required minimum net capital of $0.7 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at June 30, 2004 and their respective net capital each exceeded the applicable regulatory minimum.

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

As previously disclosed in our consolidated financial statements for the year ended December 31, 2003, we expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004. Estimated quarterly contributions of $2.5 million were made to the pension plan in April and July 2004.

We revalued our employee benefit plans assets and liabilities during the second quarter of 2004 in connection with the sale of Griffith and Main Street and recognized a curtailment gain of $6.8 million in the second quarter of 2004 as a result of this revaluation. We are currently evaluating our required pension funding, taking into account the effects of the Pension Fund Act of 2004 as well as the sale of Griffith and Main
Street transactions and the information technology services agreement with EDS. We expect our future funding requirements to be reduced as a result of the Pension Funding Act of 2004 and the Griffith, Main Street and
the information technology services agreement with EDS transactions.

See Note 9 of the consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transaction

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. During the three months ended June 30, 2004 and 2003, our subsidiaries paid total compensation of $8.3 million and $4.7 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products. Our subsidiaries paid total compensation of $15.1 million and $10.2 million during the six months ended June 30,
2004 and 2003, respectively, for such sales.

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

One of the key measures we use to quantify this interest rate exposure is duration. Duration is one of the most significant measurement tools in measuring the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of June 30, 2004, our asset and liability portfolio durations were well matched, especially for the largest segments of our balance sheet (i.e., participating and universal life). Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

                                                                                As of June 30, 2004
                                                           -----------------------------------------------------
Interest Rate Sensitivity of                                              -100 Basis                 +100 Basis
Fixed Income Financial Instruments:                                          Point                     Point
($ amounts in millions)                                   Carrying Value    Change      Fair Value     Change
                                                           ------------  ------------  ------------ ------------

Cash and cash equivalents................................   $    623.7    $    624.2    $    623.7   $    623.2
Available-for-sale debt securities.......................     12,944.9      13,556.2      12,944.9     12,334.2
Commercial mortgages.....................................        256.4         286.4         279.0        271.6
                                                           ------------  ------------  ------------ ------------
Subtotal.................................................     13,825.0      14,466.8      13,847.6     13,229.0
Debt and equity securities pledged as collateral.........      1,275.4       1,333.4       1,275.4      1,217.4
                                                           ------------  ------------  ------------ ------------
Totals...................................................   $ 15,100.4    $ 15,800.2    $ 15,123.0   $ 14,446.4
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

                                                                     As of June 30, 2004
                                           ---------------------------------------------------------------------
                                                             Weighted-      -100                       +100
Interest Rate Sensitivity of                                  Average       Basis                      Basis
Derivatives:                                   Notional        Term         Point                      Point
($ amounts in millions)                         Amount        (Years)       Change      Fair Value     Change
                                             ============  ============  ============  ============ ============

Interest rate swaps.....................      $    540.0           9.9    $     24.4    $     13.9   $      3.4
Other...................................            50.0           4.0           0.0           0.2          0.6
                                             ------------                ------------  ------------ ------------
Totals – general account................      $    590.0                  $     24.4    $     14.1   $      4.0
                                             ============                ============  ============ ============
Non-recourse interest rate swaps
  held in consolidated CDO trusts.......      $  1,111.0          3.03    $    143.3    $     96.8   $     54.3
                                             ============  ============  ============  ============ ============

See Note 9 to the consolidated financial statements in our 2003 Annual Report on Form 10-K for more information on derivative instruments.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $319.3 million in equity securities on our balance sheet as of June 30, 2004. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $31.9 million as of June 30, 2004.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of June 30, 2004 and December 31, 2003, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $163.2 million and $183.0 million, respectively. These represent our exposure to loss should all of our contractholders have died on either June 30, 2004 or December 31, 2003, respectively.

Guaranteed Minimum Death Benefit Exposure:                                         June 30,  Dec 31,
($ amounts in millions)                                                             2004      2003     Change
                                                                                 ---------- --------- ---------

Net amount at risk on minimum guaranteed death benefits (before reinsurance)...   $  552.0   $ 616.9   $ (64.9)
Net amount at risk reinsured...................................................     (388.8)   (433.8)     45.0
                                                                                 ---------- --------- ---------
Net amount at risk on minimum guaranteed death benefits (after reinsurance)....   $  163.2   $ 183.1   $ (19.9)
                                                                                 ========== ========= =========

Weighted-average age of contractholder.........................................         62        59         3
                                                                                 ========== ========= =========

Payments Related to Guaranteed Minimum Death Benefits,                  Three Months Ended   Six Months Ended
Net of Reinsurance Effect:                                                  June 30,             June 30,
($ amounts in millions)                                               --------------------- -------------------
                                                                         2004       2003      2004       2003
                                                                      ---------- ---------- --------- ---------

Death claims payments before reinsurance........................       $    1.4   $    1.4   $   2.8   $   3.7
Reinsurance recoveries and premiums.............................           (0.7)      (0.2)     (0.9)     (1.4)
                                                                      ---------- ---------- --------- ---------
Net death claims payments.......................................       $    0.7   $    1.2   $   1.9   $   2.3
                                                                      ========== ========== ========= =========

Effective January 1, 2004, we adopted the AICPA SOP No. 03-1, Accounting and Reporting by Insurance
Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Since this new accounting standard largely codifies accounting and reserving practices that we already followed, our adoption did not materially affect our consolidated financial statements. This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at June 30, 2004 and December 31, 2003.

Reserves Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoverables:                                                     June 30,       Dec 31,
($ amounts in millions)                                                               2004           2003
                                                                                  -------------  -------------

Statutory reserve (after reinsurance)...........................................   $     17.1     $     17.3
GAAP reserve (after reinsurance)................................................          7.7            7.6

We also provide reserves for guaranteed minimum income benefits and guaranteed payout annuity floor benefits.
The statutory reserves for these totaled $0.9 million and $0.5 million at June 30, 2004 and December 31, 2003, respectively. The GAAP reserves for these totaled $0.3 million and $0.0 million at June 30, 2004 and December
31, 2003, respectively.

                                                                                    June 30,
Interest Rate Sensitivity of Deferred Policy Acquisition                -10%          2004          + 10%
Cost Asset and Guaranteed Minimum Death Benefit Liability:             Equity       Carrying        Equity
($ amounts in millions)                                                Market        Value          Market
                                                                   -------------- -------------  -------------

Deferred policy acquisition costs (variable annuities)...........   $    289.5     $    291.8     $    295.3
Deferred policy acquisition costs (variable universal life)......        325.1          326.1          326.6
Guaranteed minimum death benefit liability (variable annuities)..         10.7           70.7            5.7

See Note 3 to our consolidated financial statements in this Form 10-Q for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets in the most recent valuations, performed on May 31, 2004 and in 2003 and 2002. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2003, the projected benefit obligation for our defined benefit plans was in excess of plan assets by $183.1 million. We expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during 2004. We revalued our employee benefit plans assets and liabilities during the second quarter of 2004 in connection with the sale of Griffith and Main Street and recognized a curtailment gain of $6.8 million in the second quarter of 2004 as a result of this revaluation.
We are currently evaluating our required pension funding, taking into account the effects of the Pension Fund
Act of 2004 as well as the sale of Griffith and Main Street transactions and the information technology services agreement with EDS. We expect our future funding requirements to be reduced as a result of the
Pension Funding Act of 2004 and the Griffith, Main Street and the information technology services agreement with EDS transactions. See Note 9 to our consolidated financial statements in this Form 10-Q for more information on our employee benefit plans.

Foreign Currency Exchange Risks

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated debt and equity securities and through our investments in foreign subsidiaries and affiliates. The principal currencies that create foreign currency exchange rate risk for us are the British pound sterling, due to our investments in Aberdeen and Lombard International Assurance, S.A. and the Argentine peso, due to our investment in EMCO. During the six months ended June 30, 2004 and 2003, we recorded, through other comprehensive income, foreign currency translation adjustment gains of $0.5 million and $5.1 million, respectively, related to changes in valuation of the British pound sterling and $0.1 million and $2.3 million, respectively, for the Argentine peso. During the three months ended June 30, 2004 and 2003, we recorded, through other comprehensive income, foreign currency translation adjustment gains (losses) of $(3.1) million and $8.2 million, respectively, related to changes in valuation of the British pound sterling and $0.0 million and $1.1 million, respectively, for the Argentine peso.

Foreign Currency Exchanged Gains (Losses) in Accumulated
Other Comprehensive Income by Currency:                          June 30,          Dec 31,
($ amounts in millions)                                            2004             2003           Change
                                                              ---------------  --------------- ---------------

British pound sterling.....................................    $       19.7     $       19.2    $        0.5
Argentine peso.............................................            (8.7)            (8.8)            0.1
Other......................................................            (0.1)            (0.1)           --
                                                              ---------------  --------------- ---------------
Total gains................................................    $       10.9     $       10.3    $        0.6
                                                              ===============  =============== ===============

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
SEC. Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on June 30, 2004, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting. During the three months ended on June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II.
                                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer. Several current proceedings are discussed below. In addition, state regulatory bodies, the
Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. For example, during 2003 the New York State Insurance Department began its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and currently, the regional offices of the SEC are conducting compliance examinations of our mutual fund, variable annuity and mutual fund transfer agent operations. We continue to actively cooperate with both regulators.

Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing, late trading and valuation issues. We, like many others in the financial services industry, have received requests for information from the SEC and state authorities, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which

they will be paid, the amount of reinsurance we believe we will collect under our finite reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $160.0 million as of June 30, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $145.0 million as of June 30, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the six months ended June 30, 2004 and 2003.

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

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY COMMITMENTS

(a)  Not applicable.

(b)  Not applicable.

(c)  During the second quarter of 2004, we issued 9,184 restricted stock units or RSUs, to 10 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.

(d)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

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
                 & Reassurance Company and European Reinsurance Company of Zurich (Bermuda Branch) (+)
                 (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc.
                 Registration Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

       10.24     Acquisition Agreement dated as November 10, 1999, between Selling Management Shareholders,
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

       10.25     Subordination Agreement dated as of June 11, 2001 between Phoenix Home Life Mutual Insurance
                 Company and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit
                 10.64 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
                 333-55268), filed on February 9, 2001, as amended)

       10.26     Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm
                 Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix
                 Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed on
                 February 9, 2001, as amended)

       10.27     Shareholder's Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and
                 State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The
                 Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896),
                 filed on November 21, 2001, as amended)

       10.28     Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick
                 Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners,
                 Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc.
                 Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)

       10.29     Subordination Agreement dated as of December 27, 2001 between The Phoenix Companies, Inc. and
                 Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to The
                 Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2002)

       10.30     Subordination Agreement dated as of January 29, 2002 between The Phoenix Companies, Inc. and
                 Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.65 to The
                 Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2002)

       10.31     Credit Agreement dated as of December 22, 2003 between The Phoenix Companies, Inc., Phoenix
                 Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions
                 (incorporated herein by reference to Exhibit 10.33 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 22, 2004)

       10.32     Technical Amendment to Credit Agreement dated as of April 16, 2004 by and among The Phoenix
                 Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and
                 various financial institutions (incorporated herein by reference to Exhibit 10.34 to The
                 Phoenix Companies, Inc. quarterly report on Form 10-Q dated May 10, 2004)

       10.33     Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies,

                 Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix
                 Companies, Inc. current report on Form 8-K dated January 1, 2003)

       10.34     Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc.
                 and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies,
                 Inc. current report on Form 8-K dated January 1, 2003)

       10.35     Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies,
                 Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.36     Change in Control Agreement dated as of November 6, 2000, between Phoenix Home Life Mutual
                 Insurance Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.37     Severance Agreement dated December 20, 2000, between Phoenix Home Life Mutual Insurance
                 Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.51 to The
                 Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.38     Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
                 and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.52 to The Phoenix
                 Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.39     2002 Incentive Plan for Michael J. Gilotti (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.40     Change in Control Agreement dated as of February 1, 2001, between Phoenix Investment
                 Partners, Ltd. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.54 to
                 The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.41     Severance Agreement dated as of February 1, 2001, between Phoenix Investment Partners, Ltd.
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
                 Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.43     Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci
                 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.44     Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and
                 Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies,
                 Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.45     Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc.
                 and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix
                 Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.46     Offer Letter dated February 9, 2004, by The Phoenix Companies, Inc. to Philip K. Polkinghorn
                 (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 22, 2004)

       10.47     Change in Control Agreement dated as of March 8, 2004, between The Phoenix Companies, Inc.
                 and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.52 to The Phoenix
                 Companies, Inc. quarterly report on Form 10-Q dated May 10, 2004)

       10.48     Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies,
                 Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The
                 Phoenix Companies, Inc. quarterly report on Form 10-Q dated May 10, 2004)

       10.49     Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life
                 Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C.*

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

________________________

           *     Filed herewith

         (+)     Portions subject to confidential treatment request

     Phoenix will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to
     Phoenix's reasonable expenses in furnishing such exhibit.

(b)  Reports

     During the three months ended June 30, 2004, we filed the following reports on Form 8-K:

     •   Filed May 4, 2004, containing The Phoenix Companies, Inc. earnings release for the quarter ended
         March 31, 2004.

     •   Filed May 6, 2004, containing The Phoenix Companies, Inc. Financial Supplement for the quarter ended
         March 31, 2004.

                                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          THE PHOENIX COMPANIES, INC.

Date:    August 9, 2004                                   By:   /s/ Michael E. Haylon

                                                          Michael E. Haylon, Executive Vice President
                                                           and Chief Financial Officer

