Form 10-Q
period 2004-09-30
PHOENIX COMPANIES INC/DE
filed 2004-11-09
CIK 1129633

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
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes X.  No

On October 31, 2004, the registrant had 94,808,425 shares of common stock outstanding.

===============================================================================================================

                                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                                          Page

  Item 1.     Unaudited Interim Condensed Consolidated Financial Statements:
                Unaudited Interim Condensed Consolidated Balance Sheet as of September 30, 2004
                  and December 31, 2003...................................................................   3
                Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income
                  for the three and nine months ended September 30, 2004 and 2003.........................   4
                Unaudited Interim Condensed Consolidated Statement of Cash Flows
                  for the nine months ended September 30, 2004 and 2003...................................   5
                Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
                  for the three and nine months ended September 30, 2004 and 2003.........................   6
                Notes to Unaudited Interim Condensed Consolidated Financial Statements for the

PART II.    OTHER INFORMATION

PART I.
                                             FINANCIAL INFORMATION

ITEM 1.  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          THE PHOENIX COMPANIES, INC.
                             Unaudited Interim Condensed Consolidated Balance Sheet
                                   ($ amounts in millions, except share data)
                              September 30, 2004 (unaudited) and December 31, 2003

                                                                                     2004            2003
                                                                                --------------- ---------------
ASSETS:
Available-for-sale debt securities, at fair value............................... $   13,338.5    $   13,273.0
Available-for-sale equity securities, at fair value.............................        309.2           312.0
Mortgage loans, at unpaid principal balances....................................        223.7           284.1
Venture capital partnerships, at equity in net assets...........................        244.1           234.9
Affiliate equity securities, at equity in net assets............................         53.3            47.5
Policy loans, at unpaid principal balances......................................      2,236.6         2,227.8
Other investments...............................................................        371.2           402.0
                                                                                --------------- ---------------
                                                                                     16,776.6        16,781.3
Available-for-sale debt and equity securities pledged as collateral,
  at fair value........                                                               1,289.4         1,350.0
                                                                                --------------- ---------------
Total investments...............................................................     18,066.0        18,131.3
Cash and cash equivalents.......................................................        451.0           447.9
Accrued investment income.......................................................        238.7           222.3
Receivables.....................................................................        178.7           224.9
Deferred policy acquisition costs...............................................      1,428.7         1,367.7
Deferred income taxes...........................................................         16.4            58.7
Intangible assets...............................................................        311.8           335.1
Goodwill........................................................................        420.8           419.9
Other assets....................................................................        245.7           268.2
Separate account assets.........................................................      6,440.2         6,083.2
                                                                                --------------- ---------------
Total assets.................................................................... $   27,798.0    $   27,559.2
                                                                                =============== ===============

LIABILITIES:
Policy liabilities and accruals................................................. $   13,163.3    $   13,088.6
Policyholder deposit funds......................................................      3,531.3         3,642.7
Stock purchase contracts........................................................        131.1           128.8
Indebtedness....................................................................        662.7           639.0
Other general account liabilities...............................................        450.6           525.7
Non-recourse collateralized obligations.........................................      1,360.5         1,472.0
Separate account liabilities....................................................      6,440.2         6,083.2
                                                                                --------------- ---------------
Total liabilities...............................................................     25,739.7        25,580.0
                                                                                --------------- ---------------

CONTINGENT LIABILITIES AND COMMITMENTS (NOTES 11 & 12)

MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES....................         37.3            31.4
                                                                                --------------- ---------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,376,417 and 106,376,363 shares issued.........          1.0             1.0
Additional paid-in capital......................................................      2,428.9         2,428.8
Deferred compensation on restricted stock units.................................         (2.7)           (3.6)
Accumulated deficit.............................................................       (329.8)         (352.7)
Accumulated other comprehensive income..........................................        107.6            63.7
Treasury stock, at cost: 11,600,943 and 11,930,647 shares.......................       (184.0)         (189.4)
                                                                                --------------- ---------------
Total stockholders' equity......................................................      2,021.0         1,947.8
                                                                                --------------- ---------------
Total liabilities, minority interest and stockholders' equity................... $   27,798.0    $   27,559.2
                                                                                =============== ===============

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
             Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income
                            ($ amounts in millions, except share and per share data)
                            Three and Nine Months Ended September 30, 2004 and 2003

                                                                 Three Months                Nine Months
                                                          --------------------------  -------------------------
                                                                           2003                       2003
                                                               2004      Restated         2004      Restated
                                                          ------------  ------------  ------------ ------------
REVENUES:
Premiums................................................   $   268.8     $   286.9     $   739.7    $   781.5
Insurance and investment product fees...................       135.8         147.7         450.4        420.8
Investment income, net of expenses......................       265.4         267.4         802.5        836.2
Net realized investment gains (losses)..................        (9.1)         (3.4)          9.0       (122.2)
                                                          ------------  ------------  ------------ ------------
Total revenues..........................................       660.9         698.6       2,001.6      1,916.3
                                                          ------------  ------------  ------------ ------------
BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends.......       373.3         389.0       1,060.2      1,088.2
Policyholder dividends..................................        98.6          99.5         309.8        310.2
Policy acquisition cost amortization....................        30.6          22.7          76.3         76.6
Intangible asset amortization...........................         8.5           8.3          25.1         24.9
Interest expense on indebtedness........................        10.1           9.8          29.8         29.5
Interest expense on non-recourse collateralized
  obligations...........................................         9.1          11.9          25.5         37.8
Other operating expenses................................       120.5         135.1         412.7        405.8
                                                          ------------  ------------  ------------ ------------
Total benefits and expenses.............................       650.7         676.3       1,939.4      1,973.0
                                                          ------------  ------------  ------------ ------------
Income (loss) from continuing operations before                 10.2          22.3          62.2        (56.7)
  income taxes and minority interest....................
Applicable income tax (benefit).........................        (0.3)          5.8          13.7        (30.8)
                                                          ------------  ------------  ------------ ------------
Income (loss) from continuing operations                        10.5          16.5          48.5        (25.9)
  before minority interest..............................
Minority interest in net income of
  consolidated subsidiaries.............................        (3.4)         (2.9)        (10.5)        (8.0)
                                                          ------------  ------------  ------------ ------------
Income (loss) from continuing operations................         7.1          13.6          38.0        (33.9)
Income (loss) from discontinued operations..............        --            (0.4)          0.1         (1.2)
                                                          ------------  ------------  ------------ ------------
Net income (loss).......................................   $     7.1     $    13.2     $    38.1    $   (35.1)
                                                          ============  ============  ============ ============
EARNINGS PER SHARE:
Income (loss) from continuing operations - basic........   $    0.07     $    0.14     $    0.40    $   (0.36)
Income (loss) from continuing operations - diluted......   $    0.07     $    0.14     $    0.38    $   (0.36)
                                                          ============  ============  ============ ============
Net income (loss) - basic...............................   $    0.07     $    0.14     $    0.40    $   (0.37)
Net income (loss) - diluted.............................   $    0.07     $    0.13     $    0.38    $   (0.37)
                                                          ============  ============  ============ ============
Weighted-average common shares outstanding
  (in thousands)........................................      94,733        94,276        94,624       94,158
Weighted-average common shares outstanding and
  dilutive potential common shares (in thousands).......      99,234        98,272       100,930       94,158
                                                          ============  ============  ============ ============
COMPREHENSIVE INCOME:
Net income (loss).......................................   $     7.1     $    13.2     $    38.1    $   (35.1)
                                                          ------------  ------------  ------------ ------------
Net unrealized investment gains (losses)................        73.5         (27.2)         10.2        141.9
Net unrealized foreign currency translation adjustment..        (0.4)         (1.0)         --            3.8
Net unrealized derivative instruments gains (losses)....        17.6          (1.1)         33.7          6.8
                                                          ------------  ------------  ------------ ------------
Other comprehensive income (loss).......................        90.7         (29.3)         43.9        152.5
                                                          ------------  ------------  ------------ ------------
Comprehensive income (loss).............................   $    97.8     $   (16.1)    $    82.0    $   117.4
                                                          ============  ============  ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                                                THE PHOENIX COMPANIES, INC.
                             Unaudited Interim Condensed Consolidated Statement of Cash Flows
                                                  ($ amounts in millions)
                                       Nine Months Ended September 30, 2004 and 2003

                                                                                      Nine Months
                                                                             -------------------------------
                                                                                                  2003
                                                                                  2004          Restated
                                                                             --------------- ---------------
OPERATING ACTIVITIES:
Premiums collected.........................................................   $      731.2    $      772.1
Insurance and investment product fees collected............................          455.3           413.2
Investment income collected................................................          740.8           750.5
Policy benefits paid, excluding policyholder dividends.....................       (1,001.9)         (794.1)
Policyholder dividends paid................................................         (291.4)         (292.0)
Policy acquisition costs paid..............................................         (123.4)         (150.0)
Interest expense on indebtedness paid......................................          (24.8)          (24.2)
Interest expense on collateralized obligations paid........................          (25.5)          (37.8)
Other operating expenses paid..............................................         (404.2)         (406.6)
Income taxes refunded......................................................            2.1             6.6
                                                                             --------------- ---------------
Cash from continuing operations............................................           58.2           237.7
Discontinued operations, net...............................................          (25.1)          (60.0)
                                                                             --------------- ---------------
Cash from operating activities.............................................           33.1           177.7
                                                                             --------------- ---------------
INVESTING ACTIVITIES:
Investment purchases.......................................................       (3,095.7)       (4,196.7)
Investment sales, repayments and maturities................................        3,181.9         3,314.4
Debt and equity securities pledged as collateral purchases.................          (16.2)          (31.6)
Debt and equity securities pledged as collateral sales.....................           76.2            86.9
Subsidiary purchases.......................................................          (36.7)          (23.5)
Subsidiary sales...........................................................           17.1            --
Premises and equipment additions...........................................           (5.8)          (11.7)
Premises and equipment disposals...........................................           26.4            --
Discontinued operations, net...............................................            6.3            (6.7)
                                                                             --------------- ---------------
Cash from (for) investing activities.......................................          153.5          (868.9)
                                                                             --------------- ---------------
FINANCING ACTIVITIES:
Policyholder deposit fund deposits.........................................          674.7         1,156.5
Policyholder deposit fund withdrawals......................................         (786.1)         (814.4)
Other indebtedness proceeds................................................           25.0            --
Collateralized obligations repayments......................................          (70.4)          (43.4)
Common stock dividends paid................................................          (15.1)          (15.1)
Minority interest distributions............................................          (11.6)          (10.7)
                                                                             --------------- ---------------
Cash from (for) financing activities.......................................         (183.5)          272.9
                                                                             --------------- ---------------
Change in cash and cash equivalents........................................            3.1          (418.3)
Cash and cash equivalents, beginning of period.............................          447.9         1,110.5
                                                                             --------------- ---------------
Cash and cash equivalents, end of period...................................   $      451.0    $      692.2
                                                                             =============== ===============

Included in cash and cash equivalents above is cash pledged as collateral of $61.6 million and $63.9 million at
September 30, 2004 and 2003, respectively.

Included in policy benefits paid for the 2004 period is a scheduled $177.0 million surrender of a large corporate owned life insurance policy.

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
             Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
                            ($ amounts in millions, except share and per share data)
                            Three and Nine Months Ended September 30, 2004 and 2003

                                                                 Three Months                Nine Months
                                                          --------------------------  -------------------------
                                                                            2003                       2003
                                                              2004        Restated        2004       Restated
                                                          ------------  ------------  ------------ ------------
COMMON STOCK AND
ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation
  (13,800; 5,537; 78,566; and 817,047 units).............  $     0.1     $     0.1     $     0.9    $     5.1
Restricted stock units awarded as payment of liabilities
  (0; 0; 0; and 161,769 units)...........................       --            --            --            1.5
Stock options awarded as compensation
  (284,570; 5,000; 494,570; and 481,089 options).........        0.1          --             0.7         --
Excess of cost over fair value of common shares
  contributed to employee savings plan...................       (0.7)         (0.7)         (1.5)        (2.0)

DEFERRED COMPENSATION ON
RESTRICTED STOCK UNITS:
Compensation expense deferred on
  restricted stock units awarded.........................       --            --            (0.5)        (5.0)
Compensation expense recognized on
  restricted stock units.................................        0.4           0.6           1.3          1.1

RETAINED EARNINGS
(ACCUMULATED DEFICIT):
Net income (loss)........................................        7.1          13.2          38.1        (35.1)
Common stock dividend paid ($0.16 per share).............       --            --           (15.1)       (15.1)

ACCUMULATED OTHER
COMPREHENSIVE INCOME:
Other comprehensive income (loss)........................       90.7         (29.3)         43.9        152.5

TREASURY STOCK:
Common shares contributed to employee savings plan
  (97,404; 135,977; 338,262; and 293,414 shares).........        1.5           2.2           5.4          4.7
                                                          ------------  ------------  ------------ ------------
Change in stockholders' equity...........................       99.2         (13.9)         73.2        107.7
Stockholders' equity, beginning of period................    1,921.8       1,948.4       1,947.8      1,826.8
                                                          ------------  ------------  ------------ ------------
Stockholders' equity, end of period......................  $ 2,021.0     $ 1,934.5     $ 2,021.0    $ 1,934.5
                                                          ============  ============  ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                                          THE PHOENIX COMPANIES, INC.
                     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                            Three and Nine Months Ended September 30, 2004 and 2003

1.   Organization and Operations

Our unaudited interim condensed consolidated financial statements include the accounts of The Phoenix
Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note
7. The Phoenix Companies, Inc. is a holding company whose operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners,
Ltd., or PXP. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have restated certain 2003 amounts on our Unaudited Interim Condensed Consolidated
Statement of Income and Comprehensive Income, our Unaudited Interim Condensed Consolidated Statement of Cash
Flows and our Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity to correct an accounting error related to the method of consolidation for several of our sponsored collateralized obligation trusts, which is further described below. Also, we have reclassified certain amounts for 2003 to conform with our 2004 presentation.

We have prepared these financial statements in accordance with accounting principles generally accepted in the
United States, or GAAP. In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of:
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

Our unaudited interim condensed financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three and nine month periods in 2004 are not necessarily indicative of the results that may be expected for the year 2004. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2003 Annual Report on Form 10-K.

Accounting changes and restatement of prior periods

Other-Than-Temporary Impairments: Portions of Emerging Issues Task Force Abstract EITF 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1, are effective for fiscal periods beginning after June 15, 2004. EITF 03-1 provides guidance as to the determination of other-than-temporary impaired securities and requires additional disclosures with respect to unrealized losses.
These accounting and disclosure requirements largely codify our existing practices and thus, are not anticipated to have a material effect on our consolidated financial statements. The effective date of certain portions of EITF 03-1 has been delayed pending further interpretive guidance. Because significant uncertainty remains surrounding what form the guidance will ultimately take, we cannot predict what effect, if any, adoption of the pending portions will have on our financial results.

Post-retirement Benefits: On May 19, 2004, the Financial Accounting Standards Board, or the FASB, issued FASB
Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003, or the FSP. For employers that sponsor post-

retirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, the FSP requires any effects of the anticipated federal tax subsidy related to those drug benefits be treated as an actuarial gain. The effect of the FSP is immaterial to our consolidated financial statements.

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

Variable Interest Entities: In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46-R in December 2003, with FIN
46-R providing additional interpretation as to existing standards on consolidation. FIN 46-R clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January
31, 2003 and for variable interest entities in which we obtained an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46-R for Special Purpose
Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. FIN 46-R requires our application of its provisions to non-SPE variable interest entities for periods ending after March
15, 2004. The adoption of FIN 46-R for our non-SPE variable interest entities did not have a material effect on our consolidated financial statements.

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

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for stock options awarded prior to December 31, 2002, follow:

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                          --------------------------  -------------------------
Pro Forma Net Income and Earnings Per Share:                                2003                       2003
($ amounts in millions, except per share data)                2004        Restated        2004       Restated
                                                          ------------  ------------  ------------ ------------

Net income (loss), as reported...........................  $     7.1     $    13.2     $    38.1    $   (35.1)
Add:  Employee stock option compensation expense
  included in net income, net of applicable income taxes.        0.1           0.1           0.5          0.1
Deduct:  Employee stock option compensation expense
  determined under fair value accounting for all awards,
  net of applicable income taxes.........................        1.3           1.2           4.0          3.4
                                                          ------------  ------------  ------------ ------------
Pro forma net income.....................................  $     5.9     $    12.1     $    34.6    $   (38.4)
                                                          ============  ============  ============ ============
Basic earnings per share:
    As reported..........................................  $    0.07     $    0.14     $    0.40    $   (0.37)
    Pro forma............................................  $    0.06     $    0.13     $    0.37    $   (0.41)
Diluted earnings per share:
    As reported..........................................  $    0.07     $    0.13     $    0.38    $   (0.37)
    Pro forma............................................  $    0.06     $    0.12     $    0.34    $   (0.41)

See Note 9 for additional information related to stock-based compensation.

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

Originally reported and restated amounts for the three and nine months ended September 30, 2003 follow:

Revised and Originally Reported
Select Financial Components:                                   Three Months Ended          Nine Months Ended
($ amounts in millions, except per share data)                 September 30, 2003         September 30, 2003
                                                           --------------------------  -------------------------
                                                           As Restated   As Reported   As Restated  As Reported
                                                           ------------  ------------  ------------ ------------
Income statement data
Insurance and investment product fees...................    $   147.7     $   148.3     $   420.8    $   422.2
Investment income, net of expenses......................        267.4         254.1         836.2        794.5
Realized investment losses..............................         (3.4)         (2.6)       (122.2)      (119.5)
Interest expense on non-recourse
  collateralized obligations............................         11.9          --            37.8         --
Net income (loss) from continuing operations............         13.6          14.4         (33.9)       (31.1)
Net income (loss).......................................    $    13.2     $    14.0     $   (35.1)   $   (32.3)

Earnings per share data
Income (loss) from continuing operations - basic........    $    0.14     $    0.15     $   (0.36)   $   (0.33)
Income (loss) from continuing operations - diluted......         0.14          0.15         (0.36)       (0.33)
Net income (loss) - basic...............................         0.14          0.15         (0.37)       (0.34)
Net income (loss) - diluted.............................    $    0.13     $    0.14     $   (0.37)   $   (0.34)

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

The minority interests in each of our less than wholly-owned asset management subsidiaries are subject to agreements which existed at the time of the acquisitions, pursuant to which either the minority interest holders or PXP may exercise their respective rights to sell or buy the minority interests on specified future dates or upon the occurrence of certain events. The contingent and incremental purchase prices are equal to (1)
investment advisory fees for the relevant year multiplied by an agreed upon multiple, multiplied by (2) the amount of membership interest being purchased. The pricing for the above-described "put/call" is determined within 60 days after year-end and the put/call may be exercised within 60 days of the finalization of the price. There is no cap or floor on the put/call price for any of the agreements. Payments made to acquire minority interest under the agreements are recorded as a step purchase. Accordingly, the purchase price is allocated to the portion of the assets acquired and liabilities assumed based on their respective fair values.

On March 31, 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust
Company. The effect of this transaction is immaterial to our consolidated financial statements. Phoenix
National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

Effective May 31, 2004, we sold our retail broker-dealer operations to Linsco/Private Ledger Financial
Services, or LPL. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or
Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. Revenues net of eliminations and direct expenses net of deferrals and certain transaction related costs included in our consolidated financial statements related to our retail broker-dealer operations sold during the second quarter are as follows:

Revenues and Direct Expenses:                                Three Months Ended          Nine Months Ended
($ amounts in millions)                                         September 30,              September 30,
                                                          -------------------------  --------------------------
                                                               2004        2003          2004          2003
                                                          ------------ ------------  ------------  ------------

Insurance and investment product fee revenues,
  net of eliminations...................................   $    --      $    15.5     $    32.0     $    43.9
Direct other operating expenses, net of deferrals.......         0.8         18.3          37.2          53.1

Actual net expense savings to be realized from the sale of our retail broker-dealer operations will depend on the effect this transaction has on future sales and persistency of inforce life and annuity business and thus, actual net expense savings realized from the sale may fall short or exceed our current expectations of an annual pre-tax earnings benefit of $10.0 million or more.

During the nine months ended September 30, 2004, we incurred a $3.6 million net of tax charge for an impairment of goodwill related to Main Street, offset by a $2.7 million net of tax gain on the sale of the retail broker-dealer operations. Both the charge and the gain were recorded to realized investment gains and losses.
In addition, we incurred a $10.2 million net of tax charge ($1.8 million of which was incurred during the three months ended September 30, 2004) related to severance and lease termination costs, offset by a $4.4 million after-

tax gain related to curtailment accounting in connection with employee benefit plans, all of which was incurred prior to the three months ended September 30, 2004.

On July 2, 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd., our India-based information technology subsidiary, and essentially all of the assets of its U.S. affiliate, Phoenix Global Solutions, Inc., to Tata Consultancy Services Limited, a division of Tata Sons Ltd. This transaction is not material to our consolidated financial statements.

On October 25, 2004, we signed an agreement with Friends Provident plc, or Friends Provident, to sell our 12%
interest in Lombard International Assurance, S.A., or Lombard, and to relinquish our note receivable from
Lombard's affiliate, Insurance Development Holdings A.G., or IDH, in exchange for shares of Friends Provident's stock. The sale is expected to close during the first quarter of 2005, the effect of which is not material to our consolidated financial statements. Under the terms of the agreement, we are required to hold the shares of
Friends Provident until April 1, 2005, and we may be entitled to additional cash consideration based upon Lombard's performance through 2006, payable through 2007.

2.   Business Segments

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products through a variety of independent distributors. These products are managed within two operating segments--Life and Annuity and Asset Management. We report our remaining activities in two non-operating segments--Venture Capital and Corporate and Other.

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

Segment Information on Assets:                                                     Sept 30,        Dec 31,
($ amounts in millions)                                                              2004            2003
                                                                                --------------- ---------------
Segment assets
Life and annuity segment.....................................................    $   24,746.8    $   24,219.5
Asset management segment.....................................................           843.2           851.2
                                                                                --------------- ---------------
Operating segment assets.....................................................        25,590.0        25,070.7
Venture capital segment......................................................           197.9           196.3
Corporate and other segment..................................................         1,987.0         2,264.0
                                                                                --------------- ---------------
Total segment assets.........................................................        27,774.9        27,531.0
Net assets of discontinued operations........................................            23.1            28.2
                                                                                --------------- ---------------
Total assets.................................................................    $   27,798.0    $   27,559.2
                                                                                =============== ===============

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                          --------------------------  -------------------------
Segment Information on Revenues and Income:                                 2003                       2003
($ amounts in millions)                                       2004        Restated        2004       Restated
                                                          ------------  ------------  ------------ ------------
Segment revenues
Life and annuity segment................................   $   594.8     $   614.5     $ 1,733.8    $ 1,765.9
Asset management segment................................        63.7          64.1         200.4        180.0
Elimination of inter-segment revenues...................         1.9          (1.5)          3.8         (3.9)
                                                          ------------  ------------  ------------ ------------
Operating segment revenues..............................       660.4         677.1       1,938.0      1,942.0
Venture capital segment.................................        (3.9)          5.1          12.1         34.8
Corporate and other segment.............................        13.5          19.8          42.5         62.1
                                                          ------------  ------------  ------------ ------------
Total segment revenues..................................       670.0         702.0       1,992.6      2,038.9
Net realized investment gains (losses)..................        (9.1)         (3.4)          9.0       (122.2)
Other...................................................        --            --            --           (0.4)
                                                          ------------  ------------  ------------ ------------
Total revenues..........................................   $   660.9     $   698.6     $ 2,001.6    $ 1,916.3
                                                          ============  ============  ============ ============
Segment income (loss)
Life and annuity segment................................   $    40.8     $    25.0     $   100.5    $    70.8
Asset management segment................................        --            (3.1)          0.2        (14.6)
                                                          ------------  ------------  ------------ ------------
Operating segment pre-tax income........................        40.8          21.9         100.7         56.2
Venture capital segment.................................        (3.9)          5.1          12.1         34.8
Corporate and other segment.............................       (15.9)        (10.5)        (44.7)       (34.4)
                                                          ------------  ------------  ------------ ------------
Total segment income before income taxes................        21.0          16.5          68.1         56.6
Applicable income taxes.................................         0.5           4.6          13.5         15.6
                                                          ------------  ------------  ------------ ------------
Total segment income....................................        20.5          11.9          54.6         41.0
Gain (loss) from discontinued operations,
  net of income taxes...................................        --            (0.4)          0.1         (1.2)
Net realized investment gains (losses),
  net of income taxes and other offsets.................        (8.5)          1.7          (2.7)       (71.8)
Restructuring costs, net of income taxes................        (4.9)         --           (13.9)        (4.3)
Other income, net of income taxes.......................        --            --            --            1.2
                                                          ------------  ------------  ------------ ------------
Net income (loss).......................................   $     7.1     $    13.2     $    38.1    $   (35.1)
                                                          ============  ============  ============ ============

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

Life and Annuity Segment Assets:                                                   Sept 30,         Dec 31,
($ amounts in millions)                                                              2004            2003
                                                                                --------------- ---------------
Segment assets
Investments..................................................................    $   16,324.9    $   16,203.3
Cash and cash equivalents....................................................           293.4           250.5
Receivables..................................................................           244.4           228.1
Deferred policy acquisition costs............................................         1,428.7         1,367.7
Deferred income taxes........................................................             4.3            40.2
Goodwill and other intangible assets.........................................            10.2            15.3
Other general account assets.................................................           144.0           204.1
Separate accounts............................................................         6,296.9         5,910.3
                                                                                --------------- ---------------
Total segment assets.........................................................    $   24,746.8    $   24,219.5
                                                                                =============== ===============

Life and Annuity Segment Income:                              Three Months Ended          Nine Months Ended
($ amounts in millions)                                          September 30,              September 30,
                                                          --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------
Segment income
Premiums.................................................  $   268.8     $   286.9     $   739.7    $   781.5
Insurance and investment product fees....................       73.4          84.4         249.4        241.8
Net investment income....................................      252.6         243.2         744.7        742.6
                                                          ------------  ------------  ------------ ------------
Total segment revenues...................................      594.8         614.5       1,733.8      1,765.9
                                                          ------------  ------------  ------------ ------------
Policy benefits, including policyholder dividends........      471.9         491.8       1,357.9      1,397.0
Policy acquisition cost amortization.....................       30.6          25.5          77.1         77.7
Other operating expenses.................................       51.5          72.2         198.3        220.0
                                                          ------------  ------------  ------------ ------------
Total segment benefits and expenses......................      554.0         589.5       1,633.3      1,694.7
                                                          ------------  ------------  ------------ ------------
Segment income before income taxes.......................       40.8          25.0         100.5         71.2
Allocated income taxes...................................        7.2          10.7          24.5         23.1
                                                          ------------  ------------  ------------ ------------
Segment income before minority interest..................       33.6          14.3          76.0         48.1
Minority interest in net income of
  consolidated subsidiaries..............................       --            --            --            0.4
                                                          ------------  ------------  ------------ ------------
Segment income...........................................       33.6          14.3          76.0         47.7
Net realized investment gains (losses),
  net of income taxes and other offsets..................       (3.1)         (1.7)         (5.1)         0.9
Restructuring charges, after income taxes................       (1.0)         --            (7.2)        --
                                                          ------------  ------------  ------------ ------------
Segment net income.......................................  $    29.5     $    12.6     $    63.7    $    48.6
                                                          ============  ============  ============ ============

Life and Annuity Segment Revenues by Product:                Three Months Ended          Nine Months Ended
($ amounts in millions)                                         September 30,              September 30,
                                                          --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------
Premiums
Term life insurance......................................  $     2.5     $     2.5     $     7.9    $     6.9
Other life insurance.....................................        2.6           5.2           9.1         10.4
                                                          ------------  ------------  ------------ ------------
Total, non-participating life insurance..................        5.1           7.7          17.0         17.3
Participating life insurance.............................      263.7         279.2         722.7        764.2
                                                          ------------  ------------  ------------ ------------
Total premiums...........................................      268.8         286.9         739.7        781.5
                                                          ------------  ------------  ------------ ------------
Insurance and investment product fees
Variable universal life insurance........................       27.3          27.4          82.3         81.3
Universal life insurance.................................       28.3          24.9          83.4         71.3
Other life insurance.....................................        --           16.0          32.1         44.0
                                                          ------------  ------------  ------------ ------------
Total, life insurance....................................       55.6          68.3         197.8        196.6
Annuities................................................       17.8          16.1          51.6         45.2
                                                          ------------  ------------  ------------ ------------
Total insurance and investment product fees..............       73.4          84.4         249.4        241.8
Net investment income....................................      252.6         243.2         744.7        742.6
                                                          ------------  ------------  ------------ ------------
Segment revenues.........................................  $   594.8     $   614.5     $ 1,733.8    $ 1,765.9
                                                          ============  ============  ============ ============

Other life insurance and investment product fees include broker-dealer commissions related to our retail broker-dealer operations, which were sold May 31, 2004 as further described in Note 1.

                                                             Three Months Ended          Nine Months Ended
Deferred Policy Acquisition Costs:                              September 30,              September 30,
($ amounts in millions)                                   --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------

Policy acquisition costs deferred.......................   $    33.8     $    49.4     $   123.3    $   150.0
Acquisition costs recognized in
  PFG minority interest acquisition.....................        --             9.8          --            9.8
Costs amortized to expenses:
  Recurring costs related to segment income.............       (30.6)        (25.5)        (77.1)       (77.7)
  Decrease (increase) related to realized
    investment gains or losses..........................        --             2.8           0.8          1.1
Offsets to net unrealized investment gains or losses
  included in other comprehensive income................       (39.7)         51.1          14.0         18.3
                                                          ------------  ------------  ------------ ------------
Change in deferred policy acquisition costs.............       (36.5)         87.6          61.0        101.5
Deferred policy acquisition costs,
  beginning of period...................................     1,465.2       1,248.0       1,367.7      1,234.1
                                                          ------------  ------------  ------------ ------------
Deferred policy acquisition costs, end of period........   $ 1,428.7     $ 1,335.6     $ 1,428.7    $ 1,335.6
                                                          ============  ============  ============ ============

We have included in deferred policy acquisition costs the present value of future profits from two major reinsurance assumed transactions and the purchase of the minority interest in a subsidiary. The amounts included at September 30, 2004 and December 31, 2003 follow: Confederation Life ($39.1 million and $36.0 million, respectively), Valley Forge Life ($34.7 million and $37.4 million, respectively) and PFG Holdings
($9.6 million and $9.7, respectively).

Policy liabilities and accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.00% to 6.00% at September 30, 2004 and 4.00% to 6.25% at December 31, 2003,
less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.1% to 12.3% at September 30,
2004 and 1.0% to 12.3% at December 31, 2003, less administrative charges.

Participating life insurance

Participating life insurance inforce was 35.7% and 38.8% of the face value of total individual life insurance inforce at September 30, 2004 and December 31, 2003, respectively.

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

                                                                                                    Inception
Closed Block Assets and Liabilities:                                      Sept 30,       Dec 31,     (Dec 31,
($ amounts in millions)                                                     2004          2003         1999)
                                                                        ------------  ------------ ------------

Debt securities................................................          $  6,912.7    $  6,906.4   $  4,773.1
Equity securities..............................................                84.2          82.9         --
Mortgage loans.................................................               194.8         228.5        399.0
Venture capital partnerships...................................                46.2          38.6         --
Policy loans...................................................             1,377.4       1,386.8      1,380.0
Other invested assets..........................................                55.1          46.7         --
                                                                        ------------  ------------ ------------
Total closed block investments.................................             8,670.4       8,689.9      6,552.1
Cash and cash equivalents......................................                89.8          40.5         --
Accrued investment income......................................               121.5         120.2        106.8
Receivables....................................................                65.3          43.0         35.2
Deferred income taxes..........................................               368.8         377.0        389.4
Other closed block assets......................................                18.8          62.3          6.2
                                                                        ------------  ------------ ------------
Total closed block assets......................................             9,334.6       9,332.9      7,089.7
                                                                        ------------  ------------ ------------
Policy liabilities and accruals................................             9,663.1       9,723.1      8,301.7
Policyholder dividends payable.................................               373.7         369.8        325.1
Policyholder dividend obligation...............................               546.0         519.2         --
Other closed block liabilities.................................                60.6          63.0         12.3
                                                                        ------------  ------------ ------------
Total closed block liabilities.................................            10,643.4      10,675.1      8,639.1
                                                                        ------------  ------------ ------------
Excess of closed block liabilities over closed block assets....          $  1,308.8    $  1,342.2   $  1,549.4
                                                                        ============  ============ ============

Closed Block Revenues and Expenses and Changes
in Policyholder Dividend Obligations:                                                     Nine Months Ended,
($ amounts in millions)                                                 Cumulative          September 30,
                                                                           from       -------------------------
                                                                         Inception        2004         2003
                                                                        ------------  ------------ ------------
Closed block revenues
Premiums..............................................................   $  4,938.4    $    700.4   $    754.4
Net investment income.................................................      2,629.6         418.4        425.4
Net realized investment gains (losses)................................        (90.2)         (1.1)        (5.5)
                                                                        ------------  ------------ ------------
Total revenues........................................................      7,477.8       1,117.7      1,174.3
                                                                        ------------  ------------ ------------
Policy benefits, excluding dividends..................................      5,110.1         749.6        798.2
Other operating expenses..............................................         56.2           7.2          8.2
                                                                        ------------  ------------ ------------
Total benefits and expenses, excluding policyholder dividends.........      5,166.3         756.8        806.4
                                                                        ------------  ------------ ------------
Closed block contribution to income before dividends and income taxes.      2,311.5         360.9        367.9
Policyholder dividends................................................      1,905.5         309.2        309.8
                                                                        ------------  ------------ ------------
Closed block contribution to income before income taxes...............        406.0          51.7         58.1
Applicable income taxes...............................................        142.7          18.2         20.5
                                                                        ------------  ------------ ------------
Closed block contribution to income...................................   $    263.3    $     33.5   $     37.6
                                                                        ============  ============ ============
Policyholder dividend obligation
Policyholder dividends provided through earnings......................   $  1,950.7    $    309.2   $    309.8
Policyholder dividends provided through other comprehensive income....        445.2          12.5        (46.0)
                                                                        ------------  ------------ ------------
Additions to policyholder dividend liabilities........................      2,395.9         321.7        263.8
Policyholder dividends paid...........................................     (1,801.3)       (291.0)      (291.9)
                                                                        ------------  ------------ ------------
Increase (decrease) in policyholder dividend liabilities..............        594.6          30.7        (28.1)
Policyholder dividend liabilities, beginning of period................        325.1         889.0        910.7
                                                                        ------------  ------------ ------------
Policyholder dividend liabilities, end of period......................        919.7         919.7        882.6
Less: policyholder dividends payable, end of period...................        373.7         373.7        375.9
                                                                        ------------  ------------ ------------
Policyholder dividend obligation, end of period.......................    $   546.0     $   546.0    $   506.7
                                                                         ============  ============ ============

4.   Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups--private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds, closed-end funds and managed accounts.
Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. Our private client business also provides transfer agency, accounting and administrative services to our open-end mutual funds.

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

Segment information on assets, segment income and intangible assets and goodwill follows:

Asset Management Segment Assets:                                                   Sept 30,         Dec 31,
($ amounts in millions)                                                              2004            2003
                                                                                --------------- ---------------

Segment assets
Investments..................................................................    $       15.4    $       11.8
Cash and cash equivalents....................................................            61.6            39.6
Receivables..................................................................            31.3            36.0
Intangible assets............................................................           311.8           335.1
Goodwill.....................................................................           410.6           408.1
Other assets.................................................................            12.5            20.6
                                                                                --------------- ---------------
Total segment assets.........................................................    $      843.2    $      851.2
                                                                                =============== ===============

                                                              Three Months Ended          Nine Months Ended
Asset Management Segment Income:                                 September 30,              September 30,
($ amounts in millions)                                   --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------
Segment income
Investment product fees.................................   $    63.5     $    64.0     $   199.9    $   179.7
Net investment income...................................         0.2           0.1           0.5          0.3
                                                          ------------  ------------  ------------ ------------
Total segment revenues..................................        63.7          64.1         200.4        180.0
                                                          ------------  ------------  ------------ ------------
Intangible asset amortization...........................         8.5           8.3          25.1         24.9
Other operating expenses................................        51.9          56.0         164.6        162.1
                                                          ------------  ------------  ------------ ------------
Total segment expenses..................................        60.4          64.3         189.7        187.0
                                                          ------------  ------------  ------------ ------------
Segment income (loss) before income taxes                        3.3          (0.2)         10.7         (7.0)
  and minority interest.................................
Allocated income taxes (benefit)........................        --            (1.2)          0.4         (5.6)
                                                          ------------  ------------  ------------ ------------
Segment income (loss) before minority interest..........         3.3           1.0          10.3         (1.4)
Minority interest in segment income of
  consolidated subsidiaries.............................         3.3           2.9          10.5          7.6
                                                          ------------  ------------  ------------ ------------
Segment income (loss)...................................        --            (1.9)         (0.2)        (9.0)
Restructuring charges, net of income taxes..............        --            --            (0.3)        (3.3)
Realized investment gains, net of income taxes..........         0.2          --             1.6         --
                                                          ------------  ------------  ------------ ------------
Segment net income (loss)...............................   $     0.2     $    (1.9)    $     1.1    $   (12.3)
                                                          ============  ============  ============ ============

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

Asset management segment intangible assets and goodwill

Carrying Amounts of Intangible Assets and Goodwill:                                     Sept 30,     Dec 31,
($ amounts in millions)                                                                   2004        2003
                                                                                      ------------ ------------

Asset management contracts with definite lives...............................          $   396.2    $   396.1
Less: accumulated amortization...............................................              157.7        134.3
                                                                                      ------------ ------------
Intangible assets with definite lives........................................              238.5        261.8
Asset management contracts with indefinite lives.............................               73.3         73.3
                                                                                      ------------ ------------
Intangible assets............................................................          $   311.8    $   335.1
                                                                                      ============ ============

Goodwill.....................................................................          $   410.6    $   408.1
                                                                                      ============ ============

Activity in Intangible Assets and Goodwill:                   Three Months Ended          Nine Months Ended
($ amounts in millions)                                          September 30,              September 30,
                                                          --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------
Intangible assets
Asset purchases.........................................   $    --       $     2.6     $     1.8    $     3.4
Asset amortization......................................        (8.5)         (8.3)        (25.1)       (24.9)
                                                          ------------  ------------  ------------ ------------
Change in intangible assets.............................        (8.5)         (5.7)        (23.3)       (21.5)
Balance, beginning of period............................       320.3         349.2         335.1        365.0
                                                          ------------  ------------  ------------ ------------
Balance, end of period..................................   $   311.8     $   343.5     $   311.8    $   343.5
                                                          ============  ============  ============ ============

Goodwill
Goodwill acquired.......................................   $    --       $     1.8     $     2.5    $     3.0
                                                          ------------  ------------  ------------ ------------
Change in goodwill......................................        --             1.8           2.5          3.0
Balance, beginning of period............................       410.6         376.8         408.1        375.6
                                                          ------------  ------------  ------------ ------------
Balance, end of period..................................   $   410.6     $   378.6     $   410.6    $   378.6
                                                          ============  ============  ============ ============

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

The estimated amortization expense on definite-lived intangible assets in future periods is: three months ended
December 31, 2004 - $8.3 million; 2005 - $32.4 million; 2006 - $27.4 million; 2007 - $26.3 million; 2008 -
$26.0 million; 2009 - $24.9 million; and thereafter - $93.2 million. At September 30, 2004, the remaining weighted-average amortization period for definite-lived intangible assets is 8.5 years.

5.   Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:            September 30, 2004          December 31, 2003
($ amounts in millions)                                   --------------------------  -------------------------
                                                           Fair Value       Cost       Fair Value      Cost
                                                          ------------  ------------  ------------ ------------

U.S. government and agency..............................   $   669.8     $   609.5     $   757.0    $   714.5
State and political subdivision.........................       463.8         427.8         510.3        468.4
Foreign government......................................       308.2         284.0         260.4        239.0
Corporate...............................................     7,194.8       6,857.2       6,765.8      6,412.4
Mortgage-backed.........................................     3,114.3       2,974.2       3,097.5      2,963.4
Other asset-backed......................................     1,587.6       1,573.1       1,882.0      1,863.6
                                                          ------------  ------------  ------------ ------------
Debt securities.........................................   $13,338.5     $12,725.8     $13,273.0    $12,661.3
                                                          ============  ============  ============ ============

Amounts applicable to the closed block..................   $ 6,912.7     $ 6,462.9     $ 6,906.4    $ 6,471.1
                                                          ============  ============  ============ ============

Hilb, Rogal and Hobbs, or HRH, common stock.............   $   131.2     $    42.1     $   116.2    $    42.2
Lombard International Assurance, S.A....................        41.5          41.5          41.1         41.1
Other equity securities.................................       136.5         127.8         154.7        139.1
                                                          ------------  ------------  ------------ ------------
Equity securities.......................................   $   309.2     $   211.4     $   312.0    $   222.4
                                                          ============  ============  ============ ============

Amounts applicable to the closed block..................   $    84.2     $    78.5     $    82.9    $    75.0
                                                          ============  ============  ============ ============

Our holdings in HRH common stock as of September 30, 2004 are pledged for use in November 2005 to settle certain stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million net of offsets for applicable deferred acquisition costs and deferred income taxes). See Note 6 for additional information.

On October 25, 2004, we signed an agreement with Friends Provident to sell our interest in Lombard as further described in Note 1.

Gross and Net Unrealized Gains and Losses from
General Account Debt and Equity Securities:                   September 30, 2004          December 31, 2003
($ amounts in millions)                                   --------------------------  -------------------------
                                                             Gains         Losses        Gains        Losses
                                                          ------------  ------------  ------------ ------------

U.S. government and agency..............................   $    61.4     $    (1.1)    $    44.0    $    (1.5)
State and political subdivision.........................        37.6          (1.6)         43.5         (1.6)
Foreign government......................................        24.7          (0.5)         23.2         (1.8)
Corporate...............................................       381.8         (44.2)        400.4        (47.0)
Mortgage-backed.........................................       146.7          (6.6)        143.4         (9.3)
Other asset-backed......................................        41.8         (27.3)         55.6        (37.2)
                                                          ------------  ------------  ------------ ------------
Debt securities gains (losses)..........................   $   694.0     $   (81.3)    $   710.1    $   (98.4)
                                                          ============  ============  ============ ============
Debt securities net gains...............................   $   612.7                   $   611.7
                                                          ============                ============

Hilb, Rogal and Hobbs common stock......................   $    89.1     $    --       $    74.0    $    --
Other equity securities.................................        14.7          (6.0)         17.4         (1.8)
                                                          ------------  ------------  ------------ ------------
Equity securities gains (losses)........................   $   103.8     $    (6.0)    $    91.4    $    (1.8)
                                                          ============  ============  ============ ============
Equity securities net gains.............................   $    97.8                   $    89.6
                                                          ============                ============

Mortgage loans

Carrying Values of Investments in Mortgage Loans:             September 30, 2004          December 31, 2003
($ amounts in millions)                                   --------------------------  -------------------------
                                                            Carrying                    Carrying
                                                              Value      Fair Value       Value     Fair Value
                                                          ------------  ------------  ------------ ------------
Property type
Apartment buildings.....................................   $    82.8     $    86.7     $   105.1    $   106.7
Office buildings........................................        28.9          30.3          49.0         49.7
Retail stores...........................................        93.2          97.6         109.0        110.7
Industrial buildings....................................        28.7          30.1          33.7         34.2
Other...................................................         0.1           0.1           0.1          0.1
                                                          ------------  ------------  ------------ ------------
Subtotal................................................       233.7         244.8         296.9        301.4
Less: valuation allowances..............................        10.0          --            12.8         --
                                                          ------------  ------------  ------------ ------------
Mortgage loans..........................................   $   223.7     $   244.8     $   284.1    $   301.4
                                                          ============  ============  ============ ============

Amounts applicable to the closed block..................   $   194.8     $   203.9     $   228.5    $   242.4
                                                          ============  ============  ============ ============

                                                                     September 30, 2004
                                              -----------------------------------------------------------------
Aging of Temporarily Impaired General
Account Debt and Equity Securities:            Less than 12 months  Greater than 12 months        Total
($ amounts in millions)                       --------------------- ---------------------- --------------------
                                                 Fair    Unrealized   Fair     Unrealized   Fair     Unrealized
                                                 Value     Losses     Value      Losses     Value      Losses
                                              ---------- ---------- --------- ----------- ---------- ----------
Debt securities
U.S. government and agency................     $   83.8    $  (0.8)  $   4.9   $   (0.3)   $   88.7   $   (1.1)
State and political subdivision...........         39.1       (1.0)     14.8       (0.6)       53.9       (1.6)
Foreign government........................          7.8       (0.3)     10.6       (0.2)       18.4       (0.5)
Corporate.................................        935.5      (16.5)    480.9      (27.7)    1,416.4      (44.2)
Mortgage-backed...........................        452.7       (4.4)     94.0       (2.2)      546.7       (6.6)
Other asset-backed........................        297.9       (5.8)    116.4      (21.5)      414.3      (27.3)
                                              ---------- ---------- --------- ---------- ----------- ----------
Debt securities...........................     $1,816.8    $ (28.8)  $ 721.6   $  (52.5)   $2,538.4   $  (81.3)
Common stock..............................         30.1       (5.2)      5.7       (0.8)       35.8       (6.0)
                                              ---------- ---------- --------- ---------- ----------- ----------
Total temporarily impaired securities.....     $1,846.9    $ (34.0)  $ 727.3   $  (53.3)   $2,574.2   $  (87.3)
                                              ========== ========== ========= ========== =========== ==========

Amounts inside the closed block...........     $  662.8    $ (13.6)  $ 347.5   $  (20.7)   $1,010.3   $  (34.3)
                                              ========== ========== ========= ========== =========== ==========

Amounts outside the closed block..........     $1,184.1    $ (20.4)  $ 379.8   $  (32.6)   $1,563.9   $  (53.0)
                                              ========== ========== ========= ========== =========== ==========

Amounts outside the closed block
  that are below investment grade.........     $  100.1    $  (5.0)  $  73.9   $  (15.2)   $  174.0   $  (20.2)
                                              ========== ========== ========= ========== =========== ==========
After offsets for deferred acquisition
  cost adjustment and taxes...............                $   (2.1)            $   (5.8)              $   (7.8)
                                                         ==========           ==========             ==========

These securities are considered to be temporarily impaired at September 30, 2004 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Venture capital partnerships

Components of Net Investment Income Related to Venture          Three Months Ended         Nine Months Ended
Capital Partnerships:                                              September 30,             September 30,
($ amounts in millions)                                      ------------------------  ------------------------
                                                                 2004        2003         2004         2003
                                                             -----------  -----------  -----------  -----------
Net realized gains on partnership cash
  and stock distributions................................     $    8.3     $   10.0     $    8.5     $   11.5
Net unrealized gains (losses) on partnership investments.        (11.7)         2.4         10.1         40.1
Partnership operating expenses...........................         (0.3)        (2.2)        (2.9)        (6.0)
                                                             -----------  -----------  -----------  -----------
Net investment income (loss).............................     $   (3.7)    $   10.2     $   15.7     $   45.6
                                                             ===========  ===========  ===========  ===========

Amounts applicable to the closed block...................     $    0.2    $     5.1     $    3.6     $   10.8
                                                             ===========  ===========  ===========  ===========
Amounts applicable to the venture capital segment........     $   (3.9)   $     5.1     $   12.1     $   34.8
                                                             ===========  ===========  ===========  ===========

The effect of adjusting estimated partnership results to actual results was to decrease investment income by
$2.6 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and to increase investment income by $7.8 million and $33.4 million for the nine months ended September 30, 2004 and
2003, respectively.

                                                              Three Months Ended          Nine Months Ended
Investment Activity in Venture Capital Partnerships:             September 30,              September 30,
($ amounts in millions)                                   --------------------------  -------------------------
                                                              2004          2003          2004         2003
                                                          ------------  ------------  ------------ ------------

Contributions............................................  $    16.0     $     9.4     $    42.8    $    34.2
Equity in earnings of partnerships.......................       (3.7)         10.2          15.7         45.6
Distributions............................................      (17.5)        (16.4)        (49.3)       (27.7)
Proceeds from sale of partnership interests..............       --            --            --          (26.1)
Realized loss on sale of partnership interests...........       --            --            --          (14.3)
                                                          ------------  ------------  ------------ ------------
Change in venture capital partnerships...................       (5.2)          3.2           9.2         11.7
Venture capital partnership investments,
  beginning of period....................................      249.3         237.1         234.9        228.6
                                                          ------------  ------------  ------------ ------------
Venture capital partnership investments,                   $   244.1     $   240.3     $   244.1    $   240.3
  end of period.......................................... ============  ============  ============ ============

To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we use quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we apply a public industry sector index to estimate changes in valuations each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and write-downs by the general partners). Our methodology recognizes both downward and upward adjustments in estimated values based on the indices, but when the general partner reduces the value of a private investee company, we do not adjust the fair value upward (by applying the public sector index) in excess of the most recent value reported by the general partner. Finally, we annually revise the valuations we have assigned to the investee companies to reflect the valuations in the audited financial statements received from the venture capital partnerships.

Unfunded Commitments and Investments in Venture Capital Partnerships:                  Sept 30,      Dec 31,
($ amounts in millions)                                                                  2004          2003
                                                                                     ------------  ------------

Unfunded commitments
Closed block......................................................................    $    77.1     $    48.3
Venture capital segment...........................................................         52.0          76.7
                                                                                     ------------  ------------
Total unfunded commitments........................................................    $   129.1     $   125.0
                                                                                     ============  ============

Venture capital partnerships
Closed block......................................................................    $    46.2     $    38.6
Venture capital segment...........................................................        197.9         196.3
                                                                                     ------------  ------------
Total venture capital partnerships................................................    $   244.1     $   234.9
                                                                                     ============  ============

Affiliate equity securities

The fair value of our investment in Aberdeen Asset Management PLC, or Aberdeen, common stock, based on the
London Stock Exchange closing price at September 30, 2004 and December 31, 2003, was $58.3 million and $54.4 million, respectively. The carrying value of our investment in Aberdeen, using the equity method of accounting, totaled $39.0 million and $38.3 million at September 30, 2004 and December 31, 2003, respectively.

On May 25, 2004, Aberdeen closed on the sale of its UK and Continental European property investment management business to an unrelated party. We recognized a pre-tax, non-cash realized gain of $1.2 million during the second quarter of 2004 as a realized investment gain related to our share of Aberdeen's realized gain.

Net investment income

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                          --------------------------  -------------------------
Sources of Net Investment Income:                                           2003                       2003
($ amounts in millions)                                       2004        Restated        2004       Restated
                                                          ------------  ------------  ------------ ------------

Debt securities..........................................  $   192.4     $   184.5     $   575.9    $   571.4
Equity securities........................................        1.1           0.9           3.1          3.1
Mortgage loans...........................................        5.9           7.0          17.2         26.4
Venture capital partnerships.............................       (3.7)         10.2          15.7         45.6
Affiliate equity securities..............................        0.3          --             0.5          0.7
Policy loans.............................................       42.3          42.2         126.2        127.4
Other investments........................................       17.0          11.0          37.9         23.4
Cash and cash equivalents................................        1.4           1.4           3.1          5.9
                                                          ------------  ------------  ------------ ------------
Total investment income..................................      256.7         257.2         779.6        803.9
  Less: investment expenses..............................        2.4           2.5           7.1          8.0
                                                          ------------  ------------  ------------ ------------
Net investment income, general account investments.......      254.3         254.7         772.5        795.9
Debt and equity securities pledged as collateral (Note 7)       11.1          12.7          30.0         40.3
                                                          ------------  ------------  ------------ ------------
Net investment income....................................  $   265.4     $   267.4     $   802.5    $   836.2
                                                          ============  ============  ============ ============

Amounts applicable to the closed block...................  $   137.3     $   138.8     $   418.4    $   425.4
                                                          ============  ============  ============ ============

Net realized investment gains (losses)

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                           --------------------------  -------------------------
Net Realized Investment Gains (Losses):                                      2003                       2003
($ amounts in millions)                                        2004        Restated        2004       Restated
                                                           ------------  ------------  ------------ ------------

Debt security impairments................................   $    (4.6)    $   (15.0)    $    (8.6)   $   (60.4)
Equity security impairments..............................        --            (3.2)         --           (4.3)
Mortgage loan impairments................................        --            (0.9)         --           (4.1)
Venture capital partnership impairments..................        --            --            --           (4.6)
Affiliate equity security impairments....................        --            --            --          (96.9)
Other invested asset impairments.........................        --            (0.4)         (3.3)       (10.3)
Debt and equity securities
  pledged as collateral impairments......................        (8.3)         (0.8)        (16.6)        (2.7)
                                                           ------------  ------------  ------------ ------------
Impairment losses........................................       (12.9)        (20.3)        (28.5)      (183.3)
                                                           ------------  ------------  ------------ ------------
Debt security transaction gains..........................         6.0          12.4          25.2         82.7
Debt security transaction losses.........................        (2.3)         (1.3)         (8.4)       (25.1)
Equity security transaction gains........................         0.2           5.5          14.0         21.1
Equity security transaction losses.......................        --            (0.6)         (0.9)       (11.0)
Mortgage loan transaction gains (losses).................        --            (0.6)          0.2         (1.4)
Venture capital partnership transaction losses...........        --            --            --           (9.7)
Other invested asset transaction gains (losses)..........        (0.1)          1.5           7.4          4.5
                                                           ------------  ------------  ------------ ------------
Net transaction gains....................................         3.8          16.9          37.5         61.1
                                                           ------------  ------------  ------------ ------------
Net realized investment gains (losses)...................   $    (9.1)    $    (3.4)    $     9.0    $  (122.2)
                                                           ------------  ------------  ------------ ------------

Net realized investment gains (losses)...................   $    (9.1)    $    (3.4)    $     9.0    $  (122.2)
                                                           ------------  ------------  ------------ ------------
Applicable closed block
  policyholder dividend obligation.......................        (2.5)         (3.5)          4.8         (4.5)
Applicable deferred policy acquisition costs.............        (0.1)         (2.8)         (0.9)        (1.1)
Applicable deferred income taxes (benefit)...............         2.0           1.2           7.8        (44.8)
                                                           ------------  ------------  ------------ ------------
Offsets to realized investment gains (losses)............        (0.6)         (5.1)         11.7        (50.4)
                                                           ------------  ------------  ------------ ------------
Net realized investment gains (losses)
  included in net income.................................   $    (8.5)    $     1.7     $    (2.7)   $   (71.8)
                                                           ============  ============  ============ ============

Unrealized investment gains (losses)

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
Sources of Changes in                                      --------------------------  -------------------------
Net Unrealized Investment Gains (Losses):                                    2003                       2003
($ amounts in millions)                                        2004        Restated        2004       Restated
                                                           ------------  ------------  ------------ ------------

Debt securities..........................................   $   273.7     $  (292.9)    $     1.0    $   (33.6)
Equity securities........................................        (1.7)        (27.6)          8.2        (23.3)
Debt and equity securities pledged as collateral.........        35.9           7.5           8.4        136.6
Other investments........................................        (4.8)          5.9          (7.3)         0.2
                                                           ------------  ------------  ------------ ------------
Net changes in unrealized investment gains (losses)......   $   303.1     $  (307.1)    $    10.3    $    79.9
                                                           ============  ============  ============ ============

Net unrealized investment gains (losses).................   $   303.1     $  (307.1)    $    10.3    $    79.9
                                                           ------------  ------------  ------------ ------------
Applicable closed block
  policyholder dividend obligation.......................       170.4        (209.8)         12.5        (46.0)
Applicable deferred policy acquisition costs (benefit)...        39.7         (51.1)        (14.0)       (18.3)
Applicable deferred income taxes (benefit)...............        19.5         (19.0)          1.6          2.3
                                                           ------------  ------------  ------------ ------------
Offsets to net unrealized investment gains (losses)......       229.6        (279.9)          0.1        (62.0)
                                                           ------------  ------------  ------------ ------------
Net changes in unrealized investment gains (losses)
  included in other comprehensive income.................   $    73.5     $   (27.2)    $    10.2    $   141.9
                                                           ============  ============  ============ ============

6.   Financing Activities

Stock purchase contracts and indebtedness

The carrying values and fair values of our stock purchase contracts as of September 30, 2004 and December 31,
2003 follow:

                                                    September 30, 2004                December 31, 2003
                                              --------------------------------  -------------------------------
Stock Purchase Contracts:                        Carrying           Fair           Carrying          Fair
($ amounts in millions)                           Value            Value            Value           Value
                                              ---------------  ---------------  --------------- ---------------

Stock purchase contracts stated amount......   $      141.9     $      131.1     $      144.2    $      128.8
Settlement amount adjustment................          (10.8)            --              (15.4)           --
                                              ---------------  ---------------  --------------- ---------------
Stock purchase contracts....................   $      131.1     $      131.1     $      128.8    $      128.8
                                              ===============  ===============  =============== ===============

In 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of Hilb, Rogal and Hobbs Company, or HRH, common stock. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underlie the stock purchase contracts. All changes in the fair value of the embedded derivative instrument are recorded in other comprehensive income. For the three months ended September 30, 2004 and 2003, we recognized an increase (decrease) in the fair value of the embedded derivative instrument of $6.5 million ($4.2 million after income taxes) and $(0.9) million ($(0.6)
million after income taxes), respectively, in other comprehensive income. For the nine months ended September
30, 2004 and 2003, we recognized an increase (decrease) in the fair value of the embedded derivative instrument of $(4.6) million ($(3.0) million after income taxes) and $11.3 million ($7.3 million after taxes), respectively, in other comprehensive income. These changes in the fair value of the embedded derivative are primarily due to fluctuations in the quoted market price of HRH common stock during the respective three and nine months ended September 30, 2004 and 2003. The quoted market price of HRH common stock, which was $36.22 at
September 30, 2004, was less than the price that we received at issuance of the stock purchase contracts. For more information, see Notes 5 and 6 to our consolidated financial statements in our 2003 Annual Report on Form
10-K.

                                                    September 30, 2004                December 31, 2003
                                              --------------------------------  -------------------------------
Indebtedness:                                    Carrying           Fair           Carrying          Fair
($ amounts in millions)                           Value            Value            Value           Value
                                              ---------------  ---------------  --------------- ---------------

Surplus notes...............................   $      175.0     $      187.4     $      175.0    $      188.8
Equity units................................          153.7            200.0            153.7           232.1
Senior unsecured bonds......................          300.0            305.9            300.0           311.2
Revolving credit facility...................           25.0             25.0             --              --
Interest rate swap..........................            9.0              9.0             10.3            10.3
                                              ---------------  ---------------  --------------- ---------------
Total indebtedness..........................   $      662.7     $      727.3     $      639.0    $      742.4
                                              ===============  ===============  =============== ===============

On December 22, 2003, we closed on a new $150.0 million unfunded, unsecured senior revolving credit facility to replace our $100.0 million credit facility, which expired on that date. This new facility consists of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million, three-year revolving credit facility. Under the 364-day facility, we have the ability to extend the maturity date of any outstanding borrowings for one year from the termination date. Potential borrowers on the new credit line are the holding company, Phoenix Life and PXP. Financial covenants require the maintenance at all times of: consolidated stockholders' equity, excluding the accounting effects of FIN 46-R, of $1,775.0 million, stepping up by 50% of quarterly positive net income and 100% of equity issuances; a maximum consolidated debt-to-capital ratio of
30%; a minimum consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.25:1; and, for Phoenix Life, a minimum risk-based capital ratio of 250% and a minimum A.M. Best Financial Strength Rating of A-. On March 15, 2004, PXP borrowed $25.0 million from the $37.5 million three-year tranche of this credit facility to fulfill an obligation

related to the Kayne Anderson Rudnick acquisition, as further described in Note 1 of these consolidated financial statements. We were in compliance with all credit facility covenants at September 30, 2004. We are currently renegotiating this revolving credit facility and expect to have a new facility in place prior to
December 20, 2004.

Interest Expense on Indebtedness,                          Three Months Ended            Nine Months Ended
including Amortization of Debt Issuance Costs:                September 30,                September 30,
($ amounts in millions)                               ----------------------------  ---------------------------
                                                           2004           2003           2004         2003
                                                      -------------  -------------  ------------- -------------

Stock purchase contract adjustment payments.........   $      2.0     $      2.0     $      6.1    $      6.1
                                                      =============  =============  ============= =============

Surplus notes.......................................   $      3.0     $      3.0     $      9.1    $      9.1
Equity units........................................          3.0            3.0            9.1           9.1
Senior unsecured bonds..............................          3.7            3.7           10.9          11.1
Bank credit facility and other......................          0.4            0.1            0.7           0.2
                                                      -------------  -------------  ------------- -------------
Total interest expense on indebtedness..............   $     10.1     $      9.8     $     29.8    $     29.5
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

7.   Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below. The eight collateralized obligation trusts are investment trusts with aggregate assets of $2.9 billion that are primarily invested in a variety of fixed income securities acquired from third parties. The collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary's general account. Our asset management affiliates earned advisory fees from these trusts of $2.6 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and $6.1 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively. These advisory fees are either recorded as investment product fees for unconsolidated trusts or reflected as investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest related to third-party equity investments for consolidated trusts on our consolidated statement of income. The collateralized obligation trusts reside in bankruptcy remote SPEs for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from the life insurance subsidiary's general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary's direct investment in the eight collateralized obligation trusts is $78.2 million at September 30, 2004 ($28.5 million of which relate to trusts that are consolidated). Of that exposure, $54.7 million ($20.0 million of which relate to trusts that are consolidated) relates to investment grade debt securities and loss of management fees.

We consolidated three collateralized obligation trusts as of September 30, 2004 and 2003. As of September 30,
2004, our direct investment in the three consolidated collateralized obligation trusts is $28.5 million ($20.0 million of which is an investment grade debt security). Minority interest liability of $29.5 million relates to third-party equity investments, specifically in Phoenix-Mistic 2002-1 CDO, where the carrying value of assets pledged as collateral exceeds the carrying value of liabilities due to third parties by $58.0 million at
September 30, 2004. Minority interest liability related to the other two consolidated trusts, Phoenix CDO I and
Phoenix CDO II is zero

at September 30, 2004 as the carrying value of the liabilities due third parties exceeds the carrying value of the assets pledged as collateral. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.8 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively, related to these three consolidated collateralized obligation trusts.

Five variable interest entities not consolidated by us under FIN 46-R represent collateralized obligation trusts with approximately $1.6 billion of investment assets pledged as collateral. Our general account direct investment in these unconsolidated variable interest entities is $49.7 million ($34.7 million of which are investment grade debt securities at September 30, 2004). We recognized investment advisory fee revenues related to the five unconsolidated variable interest entities of $1.8 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively, and $3.5 million and $2.9 million for the nine months ended
September 30, 2004 and 2003, respectively.

Consolidated Variable Interest Entities:                                           Sept 30,         Dec 31,
($ amounts in millions)                                                              2004            2003
                                                                                --------------- ---------------

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I................................................................    $      119.4    $      148.8
Phoenix CDO II...............................................................           300.5           332.6
Phoenix-Mistic 2002-1 CDO, Ltd...............................................           954.1           963.4
                                                                                --------------- ---------------
Total........................................................................    $    1,374.0    $    1,444.8
                                                                                =============== ===============

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)..........................................    $      125.5    $      183.2
Phoenix CDO II (December 2012 mandatorily redeemable)........................           338.8           375.6
Phoenix-Mistic 2002-1 CDO, Ltd. (September 2014 maturity)....................           896.2           913.2
                                                                                --------------- ---------------
Total........................................................................    $    1,360.5    $    1,472.0
                                                                                =============== ===============

Assets pledged as collateral consist of available-for-sale debt and equity securities at fair value of $1,289.4 million and $1,350.0 million at September 30, 2004 and December 31, 2003, respectively. In addition, cash and accrued investment income of $84.6 million and $94.8 million are included in these amounts at September 30,
2004 and December 31, 2003, respectively.

Non-recourse collateralized obligations consist of callable collateralized obligations of $1,254.1 million and
$1,344.2 million at September 30, 2004 and December 31, 2003, respectively, and non-recourse derivative cash flow hedge liabilities of $106.4 million (notional amount of $1,117.6 million with maturities of 2005-2013) and
$127.8 million (notional amount of $1,211.3 million with maturities of 2005-2013) at September 30, 2004 and
December 31, 2003, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities are $29.5 million and $22.3 million at September 30, 2004 and December
31, 2003, respectively.

Fair Value and Cost of Debt and Equity Securities
Pledged as Collateral:                                     September 30, 2004           December 31, 2003
($ amounts in millions)                               ----------------------------  ---------------------------
                                                        Fair Value       Cost         Fair Value      Cost
                                                      -------------  -------------  ------------- -------------

Debt securities pledged as collateral...............   $  1,287.7     $  1,178.1     $  1,348.8    $  1,247.4
Equity securities pledged as collateral.............          1.7            1.1            1.2           0.7
                                                      -------------  -------------  ------------- -------------
Total debt and equity securities
  pledged as collateral.............................   $  1,289.4     $  1,179.2     $  1,350.0    $  1,248.1
                                                      =============  =============  ============= =============

Gross and Net Unrealized Gains and Losses from
Debt and Equity Securities Pledged as Collateral:          September 30, 2004           December 31, 2003
($ amounts in millions)                               ----------------------------  ---------------------------
                                                          Gains          Losses         Gains         Losses
                                                      -------------  -------------  ------------- -------------

Debt securities pledged as collateral...............   $    126.2     $    (16.6)    $    129.7    $    (28.3)
Equity securities pledged as collateral.............          1.1           (0.5)           0.7          (0.2)
                                                      -------------  -------------  ------------- -------------
Total...............................................   $    127.3     $    (17.1)    $    130.4    $    (28.5)
                                                      =============  =============  ============= =============
Net unrealized gains................................   $    110.2                    $    101.9
                                                      =============                 =============

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

The amount of derivative cash flow hedge ineffectiveness recognized for the nine months ended September 30,
2004 and 2003 is $(0.2) million and $0.0 million, respectively. See Note 5 to our consolidated financial statements in this Form 10-Q for information on realized investment losses related to these CDOs.

8.   Income Taxes

For the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and
2003, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S.
federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                      ----------------------------  ---------------------------
Analysis of Effective Income Tax Rates:                                   2003                         2003
($ amounts in millions)                                    2004         Restated         2004        Restated
                                                      -------------  -------------  ------------- -------------

Income taxes at statutory rate......................   $      3.6     $      7.8     $     21.8    $    (19.8)
Tax-advantaged investment income....................         (8.8)          (2.0)         (11.5)         (5.0)
Non-taxable minority interest income................         (1.2)          (1.0)          (3.7)         (2.7)
Realized losses on available-for-sale securities
  pledged as collateral.............................          2.9            0.3            4.5           1.0
Other, net..........................................          3.2            0.7            2.6          (4.3)
                                                      -------------  -------------  ------------- -------------
Income taxes (benefit) applicable to
  continuing operations.............................   $     (0.3)    $      5.8     $     13.7    $    (30.8)
                                                      =============  =============  ============= =============

Effective income tax (benefit) rates................        (3)%           26%            22%           54%
                                                      =============  =============  ============= =============

Our federal income tax returns are routinely audited by the Internal Revenue Service, or the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits.
While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded on the balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. Tax-advantaged investment income for the 2004 three and nine month periods include a $5.7 million benefit related to changes in estimate of the anticipated resolution of certain tax matters with the IRS.

9.   Employee Benefits

Pension and other post-retirement benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and post-retirement benefit costs follow:

                                                    Three Months Ended                Nine Months Ended
Components of Pension Benefit Costs:                   September 30,                    September 30,
($ amounts in millions)                       --------------------------------  -------------------------------
                                                    2004             2003             2004            2003
                                              ---------------  ---------------  --------------- ---------------

Service cost................................   $        2.2     $        3.4     $        8.2    $       10.2
Interest cost...............................            8.4              8.1             24.6            24.1
Expected return on plan assets..............           (7.7)            (6.7)           (22.9)          (20.1)
Net (gain) loss amortization................            1.6              1.2              3.8             3.6
Prior service cost amortization.............            0.2              0.4              0.7             1.4
Net transition asset information............           (0.7)            (0.7)            (1.9)           (1.9)
Loss on curtailment.........................            0.7             --                1.3            --
                                              ---------------  ---------------  --------------- ---------------
Pension benefit cost........................   $        4.7     $        5.7     $       13.8    $       17.3
                                              ===============  ===============  =============== ===============

                                                           Three Months Ended             Nine Months Ended
Components of Other Post-retirement Benefit Costs:            September 30,                 September 30,
($ amounts in millions)                               ----------------------------  ---------------------------
                                                           2004           2003           2004          2003
                                                      -------------  -------------  ------------- -------------

Service cost........................................   $      0.7     $      0.8     $      1.5    $      2.0
Interest cost.......................................          1.0            1.5            3.2           4.5
Net gain amortization...............................         (0.2)          (0.4)          (0.2)         (0.8)
Prior service cost amortization.....................         (0.6)          --             (1.7)         (0.2)
Gain on curtailment.................................         (2.3)          --             (9.7)         --
                                                      -------------  -------------  ------------- -------------
Other post-retirement benefit cost (benefit)........   $     (1.4)    $      1.9     $     (6.9)   $      5.5
                                                      =============  =============  ============= =============

As of May 31, 2004 we revalued our employee benefit assets and liabilities in connection with the sale of our retail broker-dealer operations. As a result of the revaluation, we recognized a net curtailment gain during the nine months ended September 30, 2004 of $6.8 million ($4.4 million after tax) related to the pension and other post-retirement benefit plans. In addition, as of September 30, 2004 we revalued our employee benefit assets and liabilities in connection with employee terminations associated with the information technology services agreement with Electronic Data Systems, or EDS. As a result of this revaluation, we recognized a net curtailment gain of $1.6 million for the three and nine months ended September 30, 2004.

As previously disclosed in our consolidated financial statements for the year ended December 31, 2003, we expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004. For the estimated 2004 contribution, quarterly payments of $2.5 million each were made to the pension plan in April, July and October 2004. In September 2004, we made a payment of $1.6 million, related to the 2003 minimum contribution.

Savings plans

During the three months ended September 30, 2004 and 2003, we incurred costs of $1.0 million and $1.4 million, respectively, for contributions to our employer-sponsored savings plans. During the nine months ended September
30, 2004 and 2003, we incurred costs of $4.3 million and $4.3 million, respectively, for contributions to our employer-sponsored savings plans.

Our contributions to sponsored savings plans may be in the form of common stock or cash. During the three months ended September 30, 2004 and 2003, we contributed 97,404 and 135,977 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $1.5 million and $2.2 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of $1.0 million and $1.4 million for the three months ended September 30, 2004 and 2003, respectively.
During the nine months ended September 30, 2004 and 2003, we contributed 338,262 and 293,414 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $5.4 million and $4.7 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of $4.1 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Stock-based compensation

                               Three Months Ended September 30,           Nine Months Ended September 30,
                         ------------------------------------------ -------------------------------------------
                                  2004                 2003                  2004                 2003
                         --------------------- -------------------- --------------------- ---------------------
Stock Option                Number   Weighted-   Number   Weighted-    Number   Weighted-   Number    Weighted-
Activity:                     of      Average     of       Average       of      Average      of       Average
                            Common   Exercise    Common   Exercise     Common   Exercise    Common    Exercise
                            Shares     Price     Shares     Price      Shares     Price     Shares      Price
                          ---------- --------- ---------- ---------  ---------- --------- ----------  ---------
Outstanding,              4,393,175  $  15.37  4,801,154  $  15.48   4,627,856  $  15.45  4,409,558   $  16.20
  beginning of period..
Granted................     284,570     10.40      5,000     10.49     494,570     11.13    481,089       8.95
Exercised..............      (4,177)     9.07         --     --         (6,035)     9.07         --      --
Canceled...............    (172,247)    15.17    (40,411)    15.67    (615,070)    14.84   (124,904)     16.20
                          ----------           ----------            ----------           ----------
Outstanding,
  end of period........   4,501,321  $  15.05  4,765,743  $  15.47   4,501,321  $  15.05  4,765,743   $  15.47
                          ========== ========= ========== =========  ========== ========= ==========  =========

During the three months ended September 30, 2004, we granted 284,570 stock options which vest over three years.
The options have a weighted-average fair value of $3.91 per option ($1.1 million aggregate) which will be expensed over the three-year vesting period.

During the six months ended June 30, 2004, we granted 210,000 stock options which vest over three years. The options had a weighted-average fair value of $4.46 per option ($0.9 million aggregate) which we are expensing over their three-year vesting period.

At September 30, 2004, 2,946,420 of outstanding stock options were exercisable, with a weighted-average exercise price of $15.81. At September 30, 2004, the weighted-average remaining contractual life for all options outstanding was 8.0 years.

Restricted stock units (RSUs)

                                                                 Nine Months Ended September 30,
                                                  -------------------------------------------------------------
                                                              2004                             2003
                                                  ------------------------------  -----------------------------
RSU Activity at Weighted-Average Issue Price:
($ amounts in millions, except issue price)            RSUs           Price            RSUs          Price
                                                  --------------  --------------  -------------- --------------

Outstanding, beginning of year...................    1,436,843     $     10.47         573,477    $     13.95
Awarded, six months ended June 30,...............       64,766           13.51         811,510           7.97
                                                  --------------  --------------  -------------- --------------
Outstanding, June 30, 2004 and 2003                  1,501,609           10.60       1,384,987          10.48
Awarded, three months ended September 30,........       13,800           10.42           5,537           9.03
                                                  --------------  --------------  -------------- --------------
Outstanding, end of period.......................    1,515,409     $     10.60       1,390,524    $     10.44
                                                  ==============  ==============  ============== ==============

Generally, the shares underlying these awards which are or become vested will be issued on the later of June
26, 2006 or each employee's and each director's respective termination or retirement.

10.  Earnings Per Share

Shares Used in Calculation of                                   Three Months Ended         Nine Months Ended
Basic and Diluted Earnings Per Share:                                September 30,             September 30,
(in thousands)                                                ------------------------  -----------------------
                                                                  2004         2003         2004        2003
                                                              -----------  -----------  ----------- -----------
Weighted-average common shares outstanding..................     94,733       94,276       94,624      94,158
                                                              -----------  -----------  ----------- -----------
Effect of potential common shares:
  Equity units..............................................      2,935        2,531        4,722          --
  Restricted stock units....................................      1,502        1,390        1,476       1,181
  Director and employee stock options.......................         64           75          108           5
                                                              -----------  -----------  ----------- -----------
Potential common shares.....................................      4,501        3,996        6,306       1,186
Less: anti-dilutive potential common shares.................         --           --           --       1,186
                                                              -----------  -----------  ----------- -----------
Dilutive potential common shares............................      4,501        3,996        6,306          --
                                                              -----------  -----------  ----------- -----------
Weighted-average common shares outstanding
  and dilutive potential common shares......................     99,234       98,272      100,930      94,158
                                                              ===========  ===========  =========== ===========

Employee Stock Options and Equity Units excluded
from Calculation Due to Anti-Dilutive Exercise Prices:          Three Months Ended         Nine Months Ended
(i.e., in excess of average common share market prices)           September 30,             September 30,
                                                              ------------------------  -----------------------
                                                                  2004         2003         2004        2003
                                                              -----------  -----------  ----------- -----------

  Stock options.............................................      3,815        4,289        3,771       5,638
  Equity units..............................................         --           --           --      17,424

Treasury stock

During the nine months ended September 30, 2004 and 2003, we made no purchases of our common stock in the market.

11.  Contingent Liabilities

In addition to the matters discussed below, we are, in the normal cause of business, involved in litigation both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and litigation's inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.

Discontinued Reinsurance Operations

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

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $155.0 million as of September 30, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $145.0 million as of September 30, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three and nine months ended September 30, 2004 and 2003, respectively.

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

Further, we were, along with Sun Life Assurance of Canada, or Sun Life, and Cologne Life Reinsurance Company,
or Cologne Life, a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, we joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, we and Sun
Life sought to cancel our retrocession agreements on the grounds that material misstatements and nondisclosures were made to us about, among other things, the amount of risks we would be reinsuring. The arbitration proceeded

only with respect to the Unicover pool because we, Sun Life and Cologne Life reached settlement with the two
Unicover facilities in the first quarter of 2000. In October 2002, the arbitration panel issued its decision that the agreement by which we provided retrocessional reinsurance to the pool was valid only to the extent of business bound or renewed to that agreement on or before August 31, 1998. This decision had the effect of granting us a substantial discount on our potential liabilities, because most of the business was bound or renewed to the agreement after August 31, 1998. In a clarification dated January 4, 2003, the arbitration panel confirmed its decision. A significant portion of our remaining potential liabilities as a retrocessionaire of the Unicover pool may be recovered from our retrocessionaires.

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
The other two disputes were settled in March 2004 and did not have a material effect on our reinsurance recoverable balances. As of September 30, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $45.0 million, subject to further development.

The dispute with the other retrocessionaire is the subject of arbitration proceedings that we initiated in
December 2003. The purpose of the arbitration proceedings is to confirm the validity and enforce the terms of the retrocessional contracts. We had previously entered into a standstill agreement with this retrocessionaire under which both parties had agreed not to commence any proceedings against the other without providing written notice within a specified period. The purpose of the agreement was to allow the parties to investigate the existence and extent of their contractual obligations to each other. The arbitration proceedings are in the preliminary stages. As of September 30, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $87.0 million, subject to further development.

The dispute with a third retrocessionaire, which sought to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, was the subject of an arbitration in November 2003. In December 2003, the arbitration panel issued its interim decision, which is confidential. The financial implications of the interim decision are consistent with our current financial provisions. Since then, this retrocessionaire has paid $8.0 million to bring the account current. As of
September 30, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was
$0.0 million, subject to further development. In June 2004 the arbitration panel relinquished its jurisdiction.

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

Other Proceedings

Another set of disputes involves personal accident business that was reinsured in the London reinsurance market in which we participated from 1994 to 1997. These disputes involve multiple layers of reinsurance and allegations that the reinsurance programs created by the brokers involved in placing those layers were interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in litigation or arbitration in attempts to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, we and many of these companies have participated in negotiations that have resulted in settlements of disputes relating to the 1994 and 1995 contract years. The amounts paid and the results achieved in the settlements have been reflected in our consolidated financial statements. As the amounts previously reserved for these matters were sufficient, we established no additional reserves with respect to these settlements. Although we are vigorously defending our contractual rights in respect of the remaining disputes, we remain actively involved in attempts to reach negotiated business solutions. At this stage, we cannot predict the outcome, nor can we estimate the remaining amount at risk with a reliable degree of certainty. This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers). As a result, as of
September 30, 2004 the reinsurance recoverable balances from our retrocessionaires related to paid losses on this business were immaterial, subject to further development.

12.  Commitments

During the second quarter of 2004, we entered into a $122.0 million seven-year information technology infrastructure services agreement with EDS.

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of September 30, 2004, the Company had committed $183.6 million under such deals, of which $57.3 million is expected to be disbursed by December 31, 2004.

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

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of September 30, 2004 as compared to December 31, 2003; our consolidated results of operations for the three and nine months ended September 30, 2004 and 2003; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2003 in our 2003 Annual Report on Form 10-K.

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

We manufacture our products through two operating segments--Life and Annuity and Asset Management--which include three product lines--life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, a range of variable annuity offerings and other products and services, including executive benefits and private placement life and annuity products. Asset Management comprises two lines of business--private client and institutional.

Through our private client line of business, we provide investment management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts sold and administered by us. These two types of managed accounts generally require minimum investments of $100,000 and $1 million, respectively. Our private client business also provides transfer agency, accounting and administrative services to our open-end mutual funds.

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

We report our remaining activities in two non-operating segments--Venture Capital and Corporate and Other.
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

Other Recent Acquisitions and Divestitures

Life and Annuity

On October 25, 2004, we signed an agreement with Friends Provident plc, or Friends Provident, to sell our 12%
interest in Lombard International Assurance, S.A., or Lombard, and to relinquish our note receivable from
Lombard's affiliate, Insurance Development Holdings A.G., or IDH, in exchange for shares of Friends Provident's stock. The sale is expected to close during the first quarter of 2005, the effect of which is not material to our consolidated financial statements. Under the terms of the agreement, we are required to hold the shares of
Friends Provident until April 1, 2005, and we may be entitled to additional cash consideration based upon
Lombard's performance through 2006, payable through 2007.

Effective as of May 31, 2004, we sold our retail broker-dealer operations to Linsco/Private Ledger Financial
Services, or LPL. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or
Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. As of September 30, 2004, LPL successfully recruited about 45% of Griffith's total representatives, representing about 55% of Griffith's total gross dealer concessions. As of September 30, 2004, we have not determined the ultimate persistency of the business written by the advisors, but our experience-to-date shows no material decrease, reflecting the quality of our inforce products and the professionalism of the advisors. We expect an annual pre-tax earnings benefit of $10.0 million or more, which consists of expense savings, net of reduced broker-dealer revenues and increased policy acquisition cost amortization expense. As part of this transaction, we are expanding our distribution relationship with LPL, adding life and annuity products to our existing asset management offerings, and we have recently commenced a marketing plan to position these products within LPL and its more than 5,500 producers.

Revenues net of eliminations and direct expenses net of deferrals and certain transaction related costs included in our consolidated financial statements related to our retail affiliate operations sold during the second quarter are as follows:

Revenues and Direct Expenses:                                 Three Months Ended          Nine Months Ended
($ amounts in millions)                                          September 30,              September 30,
                                                           -------------------------  -------------------------
                                                               2004         2003          2004          2003
                                                           ------------ ------------  ------------  -----------

Insurance and investment product fees revenues,
  net of eliminations...................................    $    --      $    15.5     $    32.0     $    43.9
Direct other operating expenses, net of deferrals.......          0.8         18.3          37.2          53.1

Actual net expense savings to be realized from the sale of our retail broker-dealer operations will be dependent on the effect this transaction has on future sales and persistency of inforce life and annuity business and thus, actual net expense savings realized from the sale may fall short of or exceed our current expectations of an annual pre-tax earnings benefit of $10.0 million or more.

During the nine months ended September 30, 2004, we incurred a $3.6 million net of tax charge for an impairment of goodwill related to Main Street, offset by a $2.7 million net of tax gain on the sale of the broker-dealer operations. Both the charge and the gain were recorded to realized investment gains and losses. In addition, we incurred a $10.2 million net of tax charge ($1.8 million of which was incurred during the three months ended
September 30, 2004) related to lease termination costs, offset by a $4.4 million after-tax gain related to curtailment account in connection with employee benefit plans.

On July 2, 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd., our India-based information technology subsidiary, and essentially all of the assets of its U.S. affiliate, Phoenix Global Solutions, Inc., to Tata Consultancy Services Limited, a division of Tata Sons Ltd. This transaction is not material to our consolidated financial statements.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $10.0 million during the remainder of 2004 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31,
2007. During the nine months ended September 30, 2004, we paid $3.0 million under this obligation.

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

On October 22, 2004, we purchased the FMI Sasco Contrarian Value Fund.  This transaction is not material to our consolidated financial statements.

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies, Inc. and changed its name to
Phoenix Life Insurance Company, or Phoenix Life. See Note 3 to our consolidated financial statements in this
Form 10-Q for detailed information regarding the demutualization and the closed block.

Recently Issued Accounting Standards

Other-Than-Temporary Impairments: Portions of Emerging Issues Task Force Abstract EITF 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1, are effective for fiscal periods beginning after June 15, 2004. EITF 03-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires additional financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices and thus, are not anticipated to have a material effect on our consolidated financial statements. The effective date of certain portions of EITF 03-1 has been delayed pending further interpretive guidance. Because significant uncertainty remains surrounding what form the guidance will ultimately take, we cannot predict what effect, if any, adoption of the pending portions will have on our financial results.

Post-retirement Benefits: On May 19, 2004, the Financial Accounting Standards Board, or the FASB, issued FASB
Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003, or the FSP. For employers that sponsor post-retirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, the FSP requires any effects of the anticipated federal tax subsidy related to those drug benefits be treated as an actuarial gain. The effect of the FSP is not material to our consolidated financial statements.

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
The adoption of FIN 46-R for our non-SPE variable interest entities was immaterial to our consolidated financial statements at September 30, 2004.

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

The effect of our change in method of consolidation for these three collateralized obligation trusts was to decrease our net income $12.9 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively, and to decrease our stockholders' equity by $39.5 million and $77.3 million as of September 30,

2004 and December 31, 2003, respectively. For the three months ended September 30, 2004 and 2003, the effect of consolidation was to decrease our net income $8.3 million and $0.8 million, respectively.

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

We did not need to limit upward adjustments of private investee companies given overall declines in the select public sector indices used to estimate the change in valuation for the three and nine months ended September
30, 2004.

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See our 2003 Annual Report on Form 10-K for a further description of our critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated                               Three Months Ended                 Nine Months Ended
Financial Data:                                       September 30,                     September 30,
($ amounts in millions)                     --------------------------------- ---------------------------------
                                                          2003                              2003
                                                2004    Restated     Change      2004     Restated     Change
                                            ---------- ---------- ----------- ---------- ---------- -----------
REVENUES:
Premiums..................................   $  268.8   $  286.9   $  (18.1)   $  739.7   $  781.5   $   (41.8)
Insurance and investment product fees.....      135.8      147.7      (11.9)      450.4      420.8        29.6
Investment income, net of expenses........      265.4      267.4       (2.0)      802.5      836.2       (33.7)
Net realized investment gains (losses)....       (9.1)      (3.4)      (5.7)        9.0     (122.2)      131.2
                                            ---------- ---------- ----------- ---------- ---------- -----------
Total revenues............................      660.9      698.6      (37.7)    2,001.6    1,916.3        85.3
                                            ---------- ---------- ----------- ---------- ---------- -----------

BENEFITS AND EXPENSES:
Policy benefits,
  excluding policyholder dividends........      373.3      389.0      (15.7)    1,060.2    1,088.2       (28.0)
Policyholder dividends....................       98.6       99.5       (0.9)      309.8      310.2        (0.4)
Policy acquisition cost amortization......       30.6       22.7        7.9        76.3       76.6        (0.3)
Intangible asset amortization.............        8.5        8.3        0.2        25.1       24.9         0.2
Interest expense on indebtedness..........       10.1        9.8        0.3        29.8       29.5         0.3
Interest expense on non-recourse
  collateralized obligations..............        9.1       11.9       (2.8)       25.5       37.8       (12.3)
Other operating expenses..................      120.5      135.1      (14.6)      412.7      405.8         6.9
                                            ---------- ---------- ----------- ---------- ---------- -----------
Total benefits and expenses...............      650.7      676.3      (25.6)    1,939.4    1,973.0       (33.6)
                                            ---------- ---------- ----------- ---------- ---------- -----------
Income (loss) before income taxes                10.2       22.3      (12.1)       62.2      (56.7)      118.9
  and minority interest...................
Applicable income taxes (benefit).........       (0.3)       5.8       (6.1)       13.7      (30.8)       44.5
                                            ---------- ---------- ----------- ---------- ---------- -----------
Income (loss) before minority interest....       10.5       16.5       (6.0)       48.5      (25.9)       74.4
Minority interest in net income
  of subsidiaries.........................       (3.4)      (2.9)      (0.5)      (10.5)      (8.0)       (2.5)
                                            ---------- ---------- ----------- ---------- ---------- -----------
Income (loss) from
  continuing operations...................        7.1       13.6       (6.5)       38.0      (33.9)       71.9
Income (loss) from
  discontinued operations.................       --         (0.4)       0.4         0.1       (1.2)        1.3
                                            ---------- ---------- ----------- ---------- ---------- -----------
Net income (loss).........................   $    7.1   $   13.2   $   (6.1)   $   38.1   $  (35.1)  $    73.2
                                            ========== ========== =========== ========== ========== ===========

Executive Overview

Third quarter 2004 net income of $7.1 million, or $0.07 per diluted share, is lower than the third quarter 2003 net income of $13.2 million, or $0.13 per diluted share, primarily as a result of lower earnings from venture capital, and higher realized investment losses related to collateralized debt obligation pools consolidated under FIN 46, which will reverse upon the maturity or other liquidation of the related non-recourse collateralized obligations, both of which were somewhat offset by substantially improved operating results from our Life and Annuity and Asset Management segments and by a $5.7 million tax benefit related to the favorable resolution of certain tax matters with the IRS. In the 2004 quarter, total segment income was $20.5 million, or
$0.21 per diluted share, a 72% increase from the $11.9 million, or $0.12 per diluted share, reported in the
2003 third quarter (a reconciliation of segment income to net income follows in the Results of Operations by
Segment section contained in this analysis), reflecting substantially improved operating results from our Life and Annuity and Asset Management segments as well as the previously mentioned $5.7 million tax benefit. Third quarter year-to-date 2004 net income of $38.1 million, or $0.38 per share, is substantially improved from the third quarter year-to-date 2003 net loss of $35.1 million, or $0.37 loss per share as a result of improved operating results from Life and Annuity and Asset Management, lower investment losses and a lower effective tax rate. The 2003 year-to-date results included a $60.4 million non-cash charge relating to the impairment of three international equity investments including Aberdeen Asset Management. Third quarter year-to-date 2004 total segment income of $54.6 million, or $0.54 per share, rose 33% from $41.0 million, or $0.43 per share in the 2003 period as a result of substantially improved operating results from our Life and Annuity and Asset
Management segments, somewhat offset by lower venture capital earnings and higher corporate expenses. In addition, Phoenix Life's statutory capital, surplus and surplus notes remained strong at $937.5 million even after payment of a $69.7 million dividend to our holding company during the second quarter of 2004. Our risk-based capital ratio remains well above our threshold of 300%.

Overall, we are encouraged by the earnings trends in the Life and Annuity segment, which have resulted from significant expense reductions and maintenance of strong pricing discipline, and now position us to focus on new products and organic growth. This business remains strong with excellent persistency, favorable mortality and strong investment income. Since the end of 2002, we have taken a series of steps to sharpen our strategic focus and reduce expenses, and the benefits are clearly emerging. Third quarter and year-to-date life insurance results include investment gains of $7.3 million and $8.2 million, respectively, in the participating line from several equity investments as compared to $2.0 million and $9.1 million in the 2003 third quarter and year-to-date periods. Our equity portfolio, which is part of the open block of our participating line has contributed net investment income ranging between $1.7 million and $7.3 million per quarter for the last six quarters. Third quarter and year-to-date 2004 annuity earnings continue to benefit from higher equity markets and improved investment margins as a result of the second quarter of 2004 extension of the Retirement Planners
Edge annuity, or RPE, portfolio asset duration. The three month rolling average yield on the portfolio increased by 23 basis points, bringing the total increase in the last two quarters to 37 basis points. Given the continuing low level of interest rates, it is not surprising that net redemptions for RPE were only $34 million in the quarter. The loss for the third quarter of 2004 in RPE was $600,000 and we are maintaining our guidance of a pre-tax loss of $500,000 to $1 million per quarter.

Life and annuity sales declined as a result of our pricing and risk management discipline, particularly with respect to universal life no-lapse guarantees. Although adherence to this discipline has hindered sales, it reflects our emphasis on profitability and long-term value creation. In addition, as anticipated, sales decreased as a result of the sale of Phoenix's affiliated retail distribution to LPL during the second quarter of 2004, as well as to the company's strategic decisions in late 2003 to discontinue sales of deferred fixed annuities and less profitable products, and to focus annuity wholesaling on more profitable distribution relationships. Given the market conditions and decline in sales year-to-date, we do not expect to achieve our targeted growth in life and annuity sales in 2004. We expect life sales to decline by 15% to 20% from their
2003 level. We expect variable annuity sales excluding discontinued products to decline by approximately 10%
this year. We are responding to the competitive landscape by investing in product development and distribution to spur growth in Life and Annuity.

The third quarter and year-to-date 2004 Asset Management earnings and net flows were unsatisfactory, reflecting both market conditions and below average equity investment performance. Our Asset Management segment essentially broke even during the third quarter and year-to-date periods as compared to a $3.1 million pre-tax loss and a $14.6 million pre-tax loss in the 2003 third quarter and year-to-date periods, respectively.
Revenues dropped 1% in the quarter due to lower assets under management while expenses dropped 5% reflecting the results of our expense reduction initiatives. Sales for the nine month period were slightly higher than a year ago, but so were redemptions. Relative investment performance continues to be the main reason for the outflows. In general, good performance in our fixed income and specialty areas such as Real Estate Investment
Trusts is contributing to inflows, while under-performance in our equity strategies causes the outflows. We are intensely focused on improving both relative performance and the profitability of this business. The most visible actions so far involve expense reductions, which contributed to improved margins year over year. Moving forward, we have identified an additional $30 million in corporate-wide expense savings, more than half of which are in Asset Management, which we expect will have a meaningful impact on our profitability starting in the first quarter of 2005.

Venture Capital produced a modest loss in the third quarter of 2004 as a result of lower equity markets during this same time period, while the Corporate and Other segment recorded lower investment income and higher corporate compliance and regulatory costs in both the 2004 third quarter and year-to-date periods.
Additionally, favorable credit markets contributed to substantially lower general account net bond impairments of $4.6 million in the third quarter of 2004, compared to $13.5 million in net impairments in the 2003 third quarter. For the nine months ended September 30, 2004, general account net bond impairments were $8.6 million compared to $55.8 million for the same period in 2003.

Our capital and liquidity positions are strong at September 30, 2004. Stockholders' equity, excluding accumulated other comprehensive income, rose to almost $2 billion, leverage is a relatively modest 24.8%, and holding company liquidity is adequate. Finally, Phoenix Life's statutory capital, surplus and surplus notes grew to $938 million with a commensurate increase in risk-based capital, and third quarter 2004 statutory gain from operations was $22 million, driven in part by expense savings from the sale of affiliated distribution. As of September 30, Phoenix Life had a year-to-date statutory gain from operations of $7.1 million, which is net of a $16.0 million tax payment related to the forgiveness of debt on a restructured investment and $10.2 million in after-tax restructuring charges primarily associated with the sale of our retail broker-dealer operations.

Three and nine months ended September 30, 2004 vs. September 30, 2003

Premium revenue for the three and nine months ended September 2004 decreased $18.1 million, or 6%, and $41.8 million, or 5%, respectively, from the comparable periods in 2003. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums and related inforce. This will also result in a reduction of reserves, thereby lowering benefit costs. Premium revenue for participating life policies decreased by $15.5 million and $41.4 million, respectively, for the three and nine months ended September 30, 2004 from the comparable periods in 2003. In addition, premiums decreased $2.6 million and $1.5 million for the three and nine months ended September 30, 2004 from the comparable periods in 2003, respectively, on an old block of corporate owned life insurance.

Insurance and investment product fees for the three and nine months ended September 30, 2004 decreased $11.9 million, or 8%, and increased $29.6 million, or 7%, respectively, over the comparable periods in 2003. The decrease for the 2004 quarter is primarily due to lower Life and Annuity revenues, from the sale of our retail broker-dealer operations in May of 2004, partially offset by higher universal life and annuity fees. Asset
Management fee revenues decreased modestly for the 2004 quarter. The increase for the nine month period in 2004 primarily relates to a $20.2 million increase in Asset Management revenues and a $7.6 million increase for Life and Annuity. Asset Management private client and institutional investment product fees increased $9.1 million and $9.7 million, respectively as a result of increased billable assets under management. Approximately 58% of our management fee revenues are based on assets as of the beginning of a quarter, which causes the trend
                                                      45

in fees to lag behind changes in assets under management. The increase in Life and Annuity revenues for the nine month period in 2004 is due to higher universal life insurance and annuity fees, discussed above, offset by lower broker-dealer commission revenues from the sale of our retail broker-dealer operations.

Net investment income for the three and nine months ended September 30, 2004 decreased by $2.0 million and
$33.7 million, respectively, from the comparable periods in 2003. This was due primarily to equity in earnings on venture capital investments which decreased $13.9 million and $29.9 million, respectively, for the same periods. This was partially offset by an increase in earnings from general account debt securities as a result of higher invested balances, offset by lower new money rates. In addition, the 2004 quarter benefited from higher investment income related to two equity investments which are reflected in the other investments category. Investment income from our debt securities pledged as collateral related to our consolidated CDO trusts also decreased by $2.1 million and $11.5 million, respectively, for the comparative three and nine month periods, primarily due to decreased asset levels from pay downs and defaults. Investment income from mortgage loans also decreased by $1.1 million and $9.2 million, respectively, for the three and nine months ended
September 30, 2004, from the comparable 2003 periods, reflecting the continued decline in mortgage loan assets as mortgages pay down and no new investments are made in this asset class.

Net realized investment losses for the three months ended September 30, 2004 increased $5.7 million over the comparable period in 2003. For the nine months ended September 30, 2004 net realized investment gains were $9.0 million, a $131.2 million improvement from a $122.2 million loss for the comparable period in 2003. The increase in investment losses for the 2004 quarter is due to higher losses on debt securities pledged as collateral related to our consolidated CDOs and lower transaction related gains, partially offset by lower impairments in general account debt and equity securities from the improved credit environment in 2004. The improvement for the nine month period in 2004 is due to significantly lower impairments in the 2004 period, offset by lower transaction related gains, and higher losses related to our consolidated CDOs. For the nine months ended September 30, 2004, realized losses from impairments on general account debt securities improved from $60.4 million in 2003 to $8.6 million in 2004 as a result of a significantly improved credit environment.
The 2003 period also included $96.9 million pre-tax charge for the impairment of three international investments, $89.1 million of which related to the impairment of our equity investment in Aberdeen.

Policy benefits and dividends for the three and nine months ended September 30, 2004 decreased $16.6 million, or 3%, and $28.4 million, or 2%, respectively, over the comparable periods in 2003. This is primarily due to decreases in Life and Annuity benefits and dividends of $19.9 million and $39.1 million for the three and nine month periods, respectively. These decreases were offset by modestly higher benefits for Corporate and Other in the 2004 periods and higher increases in the policyholder dividend obligation, particularly for the nine month period in 2004. The Life and Annuity decrease for the three month period in 2004 is primarily due to lower death benefits, dividends and a favorable change in reserves from a declining inforce for participating life insurance and on an old block of corporate owned life insurance. In addition, annuity benefits were down modestly from lower interest credited due to lower crediting rates, partially offset by a $2.6 million GMDB reserve increase for the quarter. The decrease for the nine month period in 2004 is primarily due to lower death benefits and policyholder dividends, a favorable change in reserves, from a declining inforce for participating life insurance, and lower interest credited from lower crediting rates, partially offset by higher
GMDB reserves for annuities and higher benefits for universal life and variable universal life insurance. The increase in universal life and variable universal life benefits is due to very favorable mortality in 2003;
plus for universal life, a large death claim in the first quarter of 2004.

Policy acquisition cost amortization for the three and nine months ended September 30, 2004 increased $7.9 million, or 35%, and decreased $0.3 million, respectively, from the comparable periods in 2003. The increase for the 2004 quarter is primarily due to higher amortization of deferred acquisition costs, or DAC, for:
universal life from growth of inforce; annuities from growth and lower relative fund performance, and participating life from higher investment gains. The effect of realized gains (losses) on the amortization contributed $2.8 million to the increase for the quarter. The nine month decrease in policy acquisition cost amortization reflects an increase in amortization for universal life and term life from growth of inforce, offset by lower amortization variable
                                                      46

universal life, and annuities. There was a modest effect on amortization related to realized gains (losses) for the nine month period.

Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, decreased $14.6 million, or 11%, and increased $6.9 million, or 2%, respectively, for the three and nine months ended September 30, 2004 from the comparable periods in 2003. The three month decrease is principally due to decreases of $20.7 million and $4.1 million for
Life and Annuity and Asset Management expenses, respectively, partially offset by a $7.6 million increase in restructuring costs. The Life and Annuity expense decrease is primarily due to reductions resulting from the sale of our retail broker-dealer operations in May of 2004 and lower non-deferred expenses from expense reduction initiatives. The expense decrease for Asset Management relates to compensation expense, primarily as a result of decreased incentive compensation and other employee related charges, and $1.8 million relates to other non-compensation related operating expenses, primarily due to decreased trailing commissions, and computer charges. The nine month increase is due to severance and lease termination costs of $21.5 million mostly related to the sale of our retail broker-dealer operations, slightly higher Asset Management expenses, and higher
Corporate and Other expenses, partially offset by a $21.5 million decrease in Life and Annuity expenses. The increase for Asset Management relates to a $2.8 million increase in compensation expense from higher formulaic compensation, which resulted primarily from higher formula driven bonuses at certain affiliated companies. The increase in compensation expense was offset, in part, by a decrease of $0.2 million in non-compensation related operating expenses, which resulted primarily from a decrease in computer services charges.

Income taxes for the three and nine months ended September 30, 2004 decreased by $6.1 million and increased by
$44.5 million, respectively, from the comparable periods in 2003. The 2004 three and nine month periods reflect a $5.7 million benefit related to the anticipated resolution of certain tax matters with the IRS.

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

Amounts included in Income from
Continuing Operations excluded                      Three Months Ended                Nine Months Ended
from Operating Segment Results:                        September 30,                     September 30,
($ amounts in millions)                      --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------

Net realized investment gains (losses),
  after offsets...........................    $  (8.5)   $    1.7   $  (10.2)   $   (2.7)  $  (71.8)  $   69.1
Restructuring charges, after income taxes.       (4.9)       --         (4.9)      (13.9)      (4.3)      (9.6)
Other income, after income taxes..........       --          --         --          --          1.2       (1.2)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total.....................................    $ (13.4)   $    1.7   $  (15.1)   $  (16.6)  $  (74.9)  $   58.3
                                             ========== ========== ==========  ========== ========== ==========

Net realized investment gains (losses) of $(8.5) million and $1.7 million for the three months ended September
30, 2004 and 2003, respectively, and $(2.7) million and $(71.8) million for the nine months ended September 30,
2004 and 2003, respectively, are net of offsets for policy dividend obligation, deferred policy acquisition costs and taxes as further detailed in Note 5 of our consolidated financial statements contained in this Form
10-Q. See discussion of realized investment gains (losses) in the Consolidated Results of Operations discussion contained herein.

Restructuring charges for 2004 relate primarily to employee severance and lease termination costs associated with the sale of our retail broker-dealer operations, partially offset by a $4.4 million after-tax benefit related to the curtailment of employee benefit plans related to the sale of our retail broker-dealer operations. The 2004 restructuring charges also include other severance costs and a $1.1 million after-tax charge related to the impairment of certain data processing equipment to be sold in connection with the information technology services agreement with EDS. The 2003 restructuring charges relate to severance costs associated with the restructuring of certain PXP operations.

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

Life and Annuity Segment

Summary Life and Annuity
Financial Data:                                     Three Months Ended,               Nine Months Ended,
($ amounts in millions)                                September 30,                    September 30,
                                             --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------
Results of operations
Premiums..................................    $  268.8   $  286.9   $  (18.1)   $  739.7   $  781.5   $  (41.8)
Insurance and investment product fees.....        73.4       84.4      (11.0)      249.4      241.8        7.6
Net investment income.....................       252.6      243.2        9.4       744.7      742.6        2.1
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total segment revenues....................       594.8      614.5      (19.7)    1,733.8    1,765.9      (32.1)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Policy benefits,
  including policyholder dividends........       471.9      491.8      (19.9)    1,357.9    1,397.0      (39.1)
Policy acquisition cost amortization......        30.6       25.5        5.1        77.1       77.7       (0.6)
Other operating expenses..................        51.5       72.2      (20.7)      198.3      220.0      (21.7)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total segment benefits and expenses.......       554.0      589.5      (35.5)    1,633.3    1,694.7      (61.4)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income............................        40.8       25.0       15.8       100.5       71.2       29.3
Allocated income taxes....................         7.2       10.7       (3.5)       24.5       23.1        1.4
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income before minority interest...        33.6       14.3       19.3        76.0       48.1       27.9
Minority interest in net income
  of consolidated subsidiaries............        --         --         --          --          0.4       (0.4)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income............................        33.6       14.3       19.3        76.0       47.7       28.3
Net realized investment gains (losses),
  net of  income taxes and other offsets..        (3.1)      (1.7)      (1.4)       (5.1)       0.9       (6.0)
Restructuring charges,
  after income taxes......................        (1.0)      --         (1.0)       (7.2)      --         (7.2)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment net income........................    $   29.5   $   12.6   $   16.9    $   63.7   $   48.6   $   15.1
                                             ========== ========== ==========  ========== ========== ==========

Three and nine months ended September 30, 2004 vs. September 30, 2003

Premium revenue for the three and nine months ended September 2004 decreased $18.1 million, or 6%, and $41.8 million, or 5%, respectively, from the comparable periods in 2003. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums and related inforce. This will result in a reduction of reserves, thereby lowering related policyholder benefit costs. Premium revenue for participating life policies decreased by $15.5 million and $41.4 million, respectively, for the three and nine months ended September 30, 2004 from the comparable periods in 2003. In addition, premiums declined on an old block of corporate owned life insurance by $2.6 million and $1.5 million for the three and nine months ended September 30, 2004, respectively, from the comparable periods in 2003.

Insurance and investment product fees for the three and nine months ended September 30, 2004 decreased $11.0 million, or 13%, and increased $7.6 million, or 3%, respectively, from the comparable periods in 2003. The decrease for the 2004 quarter primarily relates to lower broker-dealer commission revenues resulting from the sale of our retail broker-dealer operations in May of 2004, which lowered broker-dealer commission revenues by
$15.5 million for the quarter. This reduction in revenue was partially offset by higher universal life insurance fees, from a growing inforce and higher fee based funds and higher annuities fees from a higher funds under management. The increase for the nine month period in 2004 is due to higher universal life insurance and annuity fees, discussed above, offset by lower broker-dealer commission revenues from the sale of our retail broker-dealer operations.

Policy benefits and dividends for the three and nine months ended September 30, 2004 decreased $19.9 million, or 4%, and $39.1 million, or 3%, from the comparable periods in 2003. The decrease for the three months is primarily due to lower death benefits and dividends and a favorable change in reserves from a declining inforce for participating life insurance and on an old block of corporate owned life insurance. In addition annuity benefits were down modestly due to lower interest credited from lower crediting rates, partially offset by a
$2.6 million GMDB reserve increase for the quarter. The decrease for the nine months is primarily due to lower death benefits

and policyholder dividends, a favorable change in reserves, a declining inforce for participating life insurance and lower interest credited from lower crediting rates, partially offset by higher GMDB reserves for annuities and higher benefits for universal life and variable universal life insurance. The increase in universal life and variable universal life benefits is due to very favorable mortality in 2003; plus for universal life, a large death claim in the first quarter of 2004.

Policy acquisition cost amortization for the three and nine months ended September 30, 2004 increased $5.1 million, or 20%, and decreased $0.6 million, or 1%, respectively, from the comparable periods in 2003. The increase for the 2004 quarter is primarily due to higher amortization for; universal life from growth of inforce, annuities from growth and lower relative performance, and participating life from higher investment gains. The nine month decrease reflects lower amortization for variable universal life and annuities, partially offset by the higher amortization for universal life and term life.

Other operating expenses, which include non-deferrable policy acquisition costs, broker-dealer commissions due to Griffith and Main Street registered agents and general and administrative costs, decreased for the three and nine months ended September 30, 2004 by $20.7 million, or 29%, and $21.7 million, or 10% from the comparable periods in 2003. These decreases are primarily due to lower broker-dealer commissions for Griffith and Main
Street registered agents, lower operating expenses as a result of the sale of our retail broker-dealer operations in May of 2004 and lower general and administrative non-deferred expenses as a result of recent expense reduction initiatives.

Allocated income taxes for the three and nine months ended September 30, 2004 decreased by $3.5 million and increased by $1.4 million, respectively. The 2004 three and nine month periods reflect a $5.7 million benefit related to the anticipated resolution of certain tax matters with the IRS.

The changes in annuity funds under management during the three and nine month periods were as follows:

                                                            Three Months Ended           Nine Months Ended
Annuity Funds Under Management:                                September 30,               September 30,
($ amounts in millions)                               ----------------------------  ---------------------------
                                                          2004           2003           2004          2003
                                                      -------------  -------------  ------------- -------------

Deposits.............................................. $    140.8     $    452.1     $    564.7    $  1,255.2
Performance and interest credited.....................        5.0          140.1          234.2         511.7
Fees..................................................      (15.1)         (14.4)         (44.4)        (41.3)
Benefits and surrenders...............................     (229.1)        (231.3)        (640.8)       (693.6)
                                                      -------------  -------------  ------------- -------------
Change in funds under management......................      (98.4)         346.5          113.7       1,032.0
Funds under management, beginning of period...........    7,355.9        6,518.9        7,143.8       5,833.4
                                                      -------------  -------------  ------------- -------------
Annuity funds under management, end of period......... $  7,257.5     $  6,865.4     $  7,257.5    $  6,865.4
                                                      =============  =============  ============= =============

Three and nine months ended September 30, 2004 vs. September 30, 2003

Annuity funds under management increased, $113.7 million from $7,143.8 million at December 31, 2003. While benefits and surrenders were consistent with prior periods and management expectation, lower deposits reflected our late 2003 decision to exit certain distribution relationships and to stop sales of fixed annuities, as well as lower private placement sales. Deposits also decreased in the three month period ended September 30, 2004 as a result of the sale of our retail broker-dealer operations. Lower performance and interest credited reflects the sustained low interest rate and equity market environment experienced through 2004.

The changes in universal life funds under management during the three and nine month periods were as follows:

                                                           Three Months Ended           Nine Months Ended
Variable Universal Life Funds Under Management:               September 30,               September 30,
($ amounts in millions)                               ----------------------------  ---------------------------
                                                          2004           2003            2004         2003
                                                      -------------  -------------  ------------- -------------

Deposits.............................................. $      45.1    $     137.3    $     172.1   $     271.2
Performance and interest credited.....................        (2.0)          52.0           64.5         153.9
Fees and cost of insurance............................       (25.0)         (27.2)         (76.5)        (78.2)
Benefits and surrenders...............................       (16.7)         (25.9)         (48.1)        (51.4)
                                                      -------------  -------------  ------------- -------------
Change in funds under management......................         1.4          136.2          112.0         295.5
Funds under management, beginning of period...........     1,809.5        1,429.6        1,698.9       1,270.3
                                                      -------------  -------------  ------------- -------------
Variable universal life funds under management,
  end of period....................................... $   1,810.9    $   1,565.8    $   1,810.9   $   1,565.8
                                                      =============  =============  ============= =============

Universal Life Funds Under Management:                     Three Months Ended              Nine Months Ended
($ amounts in millions)                                       September 30,                  September 30,
                                                      ----------------------------  ---------------------------
                                                          2004           2003            2004         2003
                                                      -------------  -------------  ------------- -------------

Deposits.............................................. $      56.2    $      56.3    $     166.6   $     143.1
Interest credited.....................................        18.1           18.4           56.2          58.9
Fees and cost of insurance............................       (28.1)         (25.9)         (83.4)        (73.7)
Benefits and surrenders...............................       (35.2)         (33.2)        (111.1)       (100.4)
                                                      -------------  -------------  ------------- -------------
Change in funds under management......................        11.0           15.6           28.3          27.9
Funds under management, beginning of period...........     1,581.3        1,522.3        1,564.0       1,510.0
                                                      -------------  -------------  ------------- -------------
Universal life funds under management,
  end of period....................................... $   1,592.3    $   1,537.9    $   1,592.3   $   1,537.9
                                                      =============  =============  ============= =============

Three and nine months ended September 30, 2004 vs. September 30, 2003

Total universal life and variable universal life funds under management increased $140.3 million from $3,262.9 million at December 31, 2003. Our decision to maintain our pricing discipline by not competing actively in the secondary guarantee markets at currently prevailing rates contributed to a lack of sales growth, particularly for universal life. That, in combination with flat equity markets and consistently low interest rates, resulted in deposits and performance that only slightly offset fee deductions, benefits and surrenders.

Composition of Life and Annuity
Segment Revenues by Product:                        Three Months Ended                Nine Months Ended
($ amounts in millions)                                September 30,                     September 30,
                                             --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------
Life and annuity segment revenues
by product
Variable universal life insurance.........    $   28.5   $   28.7   $   (0.2)   $   86.5   $   85.7   $    0.8
Universal life insurance..................        52.7       49.5        3.2       157.8      145.1       12.7
Term life insurance.......................         3.0        2.9        0.1         9.5        8.3        1.2
Other life insurance......................        22.1       38.6      (16.5)       97.7      106.9       (9.2)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total non-participating life insurance....       106.3      119.7      (13.4)      351.5      346.0        5.5
Participating Life insurance..............       433.0      442.1       (9.1)    1,222.5    1,269.8      (47.3)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total life insurance......................       539.3      561.8      (22.5)    1,574.0    1,615.8      (41.8)
Annuities.................................        55.5       52.7        2.8       159.8      150.1        9.7
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment revenues..........................    $  594.8   $  614.5   $  (19.7)   $1,733.8   $1,765.9   $  (32.1)
                                             ========== ========== ==========  ========== ========== ==========

Three and nine months ended September 30, 2004 vs. September 30, 2003

Variable Universal life insurance revenue for the three months ended September 30, 2004 was relatively flat with the comparable period in 2003. Fees were lower due to lower premium deposits for the 2004 quarter, offset by higher cost of insurance, or COI, charges due to growth of inforce. Variable Universal life insurance revenue for the nine months ended September 30, 2004 increased $0.8 million, or 1%, from the comparable period in 2003, due primarily to higher COI fees from a growing inforce, partially offset by lower fees due to lower premium deposits, particularly in the third quarter of 2004.

Universal life insurance revenue for the three and nine months ended September 30, 2004 increased $3.2 million, or 6%, and $12.7 million, or 9%, respectively, over the comparable periods in 2003, primarily due to higher fees from higher premium deposits and higher COI charges from a growing inforce.

Term life insurance revenue for the three and nine months ended September 30, 2004 increased $0.1 million, or
3%, and $1.2 million, or 14%, respectively, over the comparable periods in 2003. The increase for the nine month period is primarily due to higher premiums from the growth of inforce and modestly higher investment earnings.

Other life insurance revenue for the three and nine months ended September 30, 2004 decreased $16.5 million, or
43%, and $9.2 million, or 9%, respectively, over the comparable periods in 2003, due primarily to lower broker-dealer commission revenues resulting from the sale of our retail broker-dealer operations in May of
2004, offset by an increase from an old block of corporate owned life insurance, primarily from higher investment earnings.

Annuity revenue for the three and nine months ended September 30, 2004 increased $2.8 million, or 5%, and $9.7 million, or 6%, respectively, over the comparable periods in 2003, primarily due to higher fees from increased funds under management and higher investment earnings in the RPE annuity block.

Composition of Life and Annuity
Segment Income before
Income Taxes by Product:                            Three Months Ended                Nine Months Ended
($ amounts in millions)                                September 30,                     September 30,
                                             --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------
Life and annuity segment income
by product
Variable universal life insurance.........    $    9.7   $   10.4   $   (0.7)   $   26.3   $   26.0   $    0.3
Universal life insurance..................         8.7        5.5        3.2        21.5       15.8        5.7
Term life insurance.......................         0.9        0.9       --           0.1        0.5       (0.4)
Other life insurance......................         2.6        0.9        1.7         9.9        5.6        4.3
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total non-participating life insurance....        21.9       17.7        4.2        57.8       47.9        9.9
Participating Life insurance..............        15.9        6.9        9.0        33.0       29.6        3.4
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total life insurance......................        37.8       24.6       13.2        90.8       77.5       13.3
Annuities.................................         3.0        0.4        2.6         9.7       (6.3)      16.0
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income before income taxes
  and minority interest...................    $   40.8   $   25.0   $   15.8    $  100.5   $   71.2   $   29.3
                                             ========== ========== ==========  ========== ========== ==========

Three and nine months ended September 30, 2004 vs. September 30, 2003

Variable Universal Life pre-tax income for the three months ended September 30, 2004 decreased $0.7 million, or
7%, from the comparable period in 2003, primarily due to higher benefit costs, from very favorable mortality in the 2003 quarter and a growing inforce, plus a higher amortization of DAC, partially offset by lower general and administrative expenses. Variable Universal Life pre-tax income for the nine months ended September 30,
2004 increased $0.3 million, or 1%, from the comparable period in 2003, primarily due to higher revenues, as discussed above, and lower amortization of DAC from favorable persistency and higher mortality, offset by higher benefit costs due to very favorable experience in 2003 which did not recur in 2004.

Universal Life pre-tax income for the three and nine months ended September 30, 2004 increased $3.2 million, or
58%, and $5.7 million, or 36%, over the comparable periods in 2003, primarily due to higher revenues, as discussed above, lower interest credited from lower crediting rates and lower general and administrative expenses, particularly for the nine month period. These were partially offset by higher benefit costs caused by very favorable mortality in 2003, which did not recur in 2004. Additionally, there was a large death claim in the first quarter of 2004 that lowered earnings for the nine month period.

Annuity pre-tax income for the three months ended September 30, 2004 increased by $2.6 million over the comparable period in 2003. This improvement was due to higher revenues, as discussed above, partially offset by higher benefit costs due to an increase in guaranteed minimum death benefit liabilities in the 2004 quarter.
Annuity pre-tax income for the nine months ended September 30 2004 increased to $9.7 million from a loss of
$6.3 million for the comparable period in 2003 due primarily to higher revenues, as discussed above and lower interest credited from lower crediting rates, partially offset by slightly higher benefit costs.

Participating Life pre-tax income for the three and nine months ended September 30, 2004 increased $9.0 million, or 130%, and $3.4 million, or 11%, over the comparable periods in 2003. The increase in pre-tax income for the 2004 quarter is primarily due to higher investment gains. The increase for the nine month period is primarily due to higher investment earnings and lower general and administrative expenses.

Asset Management Segment

Summary Asset Management
Financial Data:                                     Three Months Ended                Nine Months Ended
($ amounts in millions)                                September 30,                     September 30,
                                             --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------
Results of operations
Investment product fees...................    $   63.5   $   64.0   $   (0.5)   $  199.9   $  179.7   $   20.2
Net investment income.....................         0.2        0.1        0.1         0.5        0.3        0.2
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total segment revenues....................        63.7       64.1       (0.4)      200.4      180.0       20.4
                                             ---------- ---------- ----------  ---------- ---------- ----------
Intangible asset amortization.............         8.5        8.3        0.2        25.1       24.9        0.2
Other operating expenses..................        51.9       56.0       (4.1)      164.6      162.1        2.5
                                             ---------- ---------- ----------  ---------- ---------- ----------
Total segment expenses....................        60.4       64.3       (3.9)      189.7      187.0        2.7
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income (loss) before
  income taxes and minority interest......         3.3       (0.2)       3.5        10.7       (7.0)      17.7
Allocated income taxes (benefit)..........        --         (1.2)       1.2         0.4       (5.6)       6.0
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income (loss)
  before minority interest................         3.3        1.0        2.3        10.3       (1.4)      11.7
Minority interest in segment income.......         3.3        2.9        0.4        10.5        7.6        2.9
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment income (loss).....................        --         (1.9)       1.9        (0.2)      (9.0)       8.8
Restructuring charges,
  net of income taxes.....................        --         --         --          (0.3)      (3.3)       3.0
Realized investment gains,
  net of income taxes.....................         0.2       --          0.2         1.6       --          1.6
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment net income (loss).................    $    0.2   $   (1.9)  $    2.1    $    1.1   $  (12.3)  $   13.4
                                             ========== ========== ==========  ========== ========== ==========

Asset Management Net Flows and                            Three Months Ended            Nine Months Ended
Assets Under Management:                                     September 30,                September 30,
($ amounts in millions)                               ----------------------------  ---------------------------
                                                          2004           2003           2004          2003
                                                      -------------  -------------  ------------- -------------

Inflows............................................... $   1,809.3    $   1,642.3    $   5,426.5   $   5,246.8
Outflows..............................................    (2,573.3)      (1,845.3)      (9,421.5)     (5,772.1)
                                                      -------------  -------------  ------------- -------------
Net flows.............................................      (764.0)        (203.0)      (3,995.0)       (525.3)
Performance...........................................      (573.0)         945.1           19.3       3,322.0
Other.................................................        15.7          (13.1)          36.3        (156.8)
                                                      -------------  -------------  ------------- -------------
Change in assets under management.....................    (1,321.3)         729.0       (3,939.4)      2,639.9
Assets under management, beginning of period..........    43,642.4       43,746.2       46,260.5      41,835.3
                                                      -------------  -------------  ------------- -------------
Assets under management, end of period................ $  42,321.1    $  44,475.2    $  42,321.1   $  44,475.2
                                                      =============  =============  ============= =============

Three and nine months ended September 30, 2004 vs. September 30, 2003

Investment product fees decreased 1%, for the three month period and increased 11%, for the nine month period ended September 30, 2004, respectively, from the comparable periods in 2003. Institutional investment management fees increased $1.6 million for the comparative three months as a result of increased assets under management. This increase was offset by a decrease of $0.5 million in private client investment management fees, as a result of decreased assets under management, and a $1.5 million decrease in other investment product fees, of which $0.8 million related to commissions earned on certain equity trades and $0.4 million related to mutual fund ancillary fees. For the comparative nine month periods, private client and institutional investment management fees increased $9.1 million and $9.7 million, respectively, as a result of increased assets under management. Approximately 58% of our management fee revenues are based on assets as of the beginning of a quarter, which causes the trend in fees to lag behind changes in assets under management.

Assets under management, excluding the general account of our affiliated life companies, were $42.3 billion,
$44.5 billion, and $46.3 billion, at September 30, 2004 and 2003, and at December 31, 2003, respectively. The decrease in assets under management since September 30, 2003 and December 31, 2003 is primarily due to net outflows of $4.6 billion and $4.0 billion, respectively. The outflows from September 2003 were offset, in part, by positive investment performance of $2.4 billion. Sales of private client products for the three and nine month periods in 2004 were $1.0 billion and $3.1 billion, respectively, a decrease of 7% and an increase of 4%, respectively, from the same periods in 2003. Redemptions from existing accounts for the three and nine month periods in 2004 were $1.6 billion and $5.0 billion, respectively, an increase of 46% and 48%, respectively, from the same period in 2003. Sales of institutional accounts for the three and nine month periods in 2004 were
$0.8 billion and $2.3 billion, respectively, an increase of 42% and of 3%, respectively, from the same periods in 2003. Lost accounts and withdrawals from existing accounts for the three and nine month periods in 2004 were
$0.9 billion and $4.5 billion, respectively, an increase of 29% and 83%, respectively, from the same periods in
2003. The nine month increase includes $0.5 billion as a result of liquidating one CDO and a structured product deal during the period.

Redemptions in the period included two unusual items in the second quarter of 2004. One was a $1.2 billion non-discretionary institutional account that earned only a nominal advisory fee. The other was the redemption of a $240.0 million sub-advised structured product. In addition, a $0.3 billion CDO was liquidated during the first quarter of 2004. In managed accounts, 2004 sales were lower due to the closing of a small cap strategy to new deposits and weak performance at our major managers. In addition to the unusual institutional redemptions previously noted, 2004 year-to-date sales and outflows of institutional products were influenced by performance related issues in some of our equity strategies.

Other operating expenses decreased 7% and increased 2%, for the three and nine month periods ended September
30, 2004, respectively, from the comparable period in 2003. For the three month period $2.1 million of the decrease related to compensation expense, primarily as a result of decreased incentive compensation and other employee related charges, and $1.8 million related to other non-compensation related operating expenses, primarily due to decreased trailing commissions and computer charges. An increase in compensation expense of
$2.8 million for the nine month period was primarily the result of higher formulaic compensation, which resulted primarily from higher formula driven bonuses at certain affiliated companies. The increase in compensation expense was offset, in part, by a decrease of $0.2 million in non-compensation related operating expenses, which resulted primarily from a decrease in computer services charges.

Allocated income taxes increased for the three and nine month periods ended September 30, 2004 from the comparable periods in 2003 primarily as a result of segment income in 2004 compared to segment losses in 2003.

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

Summary Venture Capital Segment                     Three Months Ended                Nine Months Ended
Financial Data:                                        September 30,                    September 30,
($ amounts in millions)                      --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------

Net realized gains (losses) on partnership
  cash and stock distributions............    $    5.4   $    6.2   $   (0.8)   $    4.4   $    1.1   $    3.3
Net unrealized gains (losses) on
  partnership investments.................        (9.5)       0.7      (10.2)        9.6       39.1      (29.5)
Partnership operating (expenses) credits..         0.2       (1.8)       2.0        (1.9)      (5.4)       3.5
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment net investment income (loss)......        (3.9)       5.1       (9.0)       12.1       34.8      (22.7)
Applicable income taxes...................        (1.4)       1.8       (3.2)        4.2       12.2       (8.0)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment net income (loss).................    $   (2.5)  $    3.3   $   (5.8)   $    7.9   $   22.6   $  (14.7)
                                             ========== ========== ==========  ========== ========== ==========

Three and nine months ended September 30, 2004 vs. September 30, 2003

For the three months ended September 30, 2004, net investment income decreased $9.0 million over the three months ended September 30, 2003, reflecting the effect of a decline in select market indices used to estimate the change in valuation of private investee companies and overall equity market conditions when compared to the comparable period in 2003. For the nine months ended September 30, 2004, net investment income decreased $22.7 million over the same period in 2003, due primarily to the amount of the true-up to the partnerships' audited financial statements from estimated amounts as of December 31, 2003. The true-ups to the partnerships' audited financial statements reflected in the three and nine months ended September 30, 2004 were $2.2 million and
$26.6 million lower, respectively, than the true-ups recognized in the comparable periods in 2003. This decrease for the nine months ended 2004 was partially offset by higher gains realized on cash and stock distributions.

The effect of adjusting estimated partnership results to actual results was to decrease investment income by
$2.6 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and to increase investment income by $6.8 million and $33.4 million for the nine months ended September 30, 2004 and
2003, respectively.

Activity in Venture Capital Segment                 Three Months Ended                Nine Months Ended
Investments:                                           September 30,                    September 30,
($ amounts in millions)                      --------------------------------  --------------------------------
                                                2004       2003      Change       2004       2003      Change
                                             ---------- ---------- ----------  ---------- ---------- ----------

Contributions (dollars invested)..........    $    8.5   $    6.0   $    2.5    $   29.0   $   27.5   $    1.5
Equity in earnings of partnerships........        (3.9)       5.1       (9.0)       12.1       34.8      (22.7)
Distributions.............................       (12.9)     (12.4)      (0.5)      (39.5)     (21.2)     (18.3)
Proceeds from sale of partnership
  interests and transfer to closed block..        --         --         --          --        (52.2)      52.2
Realized loss on sale of partnership
  interests and transfer to closed block..        --         --         --          --        (14.2)      14.2
                                             ---------- ---------- ----------  ---------- ---------- ----------
Change in venture capital investments.....        (8.3)      (1.3)      (7.0)        1.6      (25.3)      26.9
Venture capital segment investments,
  beginning of period.....................       206.2      203.8        2.4       196.3      227.8      (31.5)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Venture capital segment investments,
  end of period...........................    $  197.9   $  202.5   $   (4.6)   $  197.9   $  202.5   $   (4.6)
                                             ========== ========== ==========  ========== ========== ==========

Three and nine months ended September 30, 2004 vs. September 30, 2003

For the three months ended September 30, 2004, venture capital investments decreased $7.0 million compared to the change for the comparable period in 2003, primarily due to a decrease in equity in earnings of partnerships, partially offset by higher contributions for the quarter. For the nine months ended September 30,
2004, venture capital investments increased $26.9 million compared to the change for 2003, primarily due to proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in
2003, which reduced the

venture capital balance by $66.4 million. This change was partially offset by a decrease in equity in earnings of $22.7 million and venture capital distributions, which increased $18.3 million over the first nine months of
2003.

Segment Investments in Segment Venture Capital Partnerships by Type:               Sept 30,         Dec 31,
($ amounts in millions)                                                              2004            2003
                                                                                --------------- ---------------

Technology..................................................................     $        24.6   $        36.8
Telecommunications..........................................................               6.8            13.3
Biotechnology...............................................................               7.9            16.3
Health care.................................................................               6.3             8.2
Consumer and business products and services.................................              32.1            29.6
Financial services..........................................................              20.9            28.5
Other.......................................................................              59.1            44.9
                                                                                --------------- ---------------
Private holdings............................................................             157.7           177.6
Public holdings.............................................................              14.8            11.3
Cash and cash equivalents...................................................               8.6             5.5
Other.......................................................................              16.8             1.9
                                                                                --------------- ---------------
Venture capital partnerships................................................     $       197.9   $       196.3
                                                                                =============== ===============

Unfunded commitments........................................................     $        52.0   $        76.7
                                                                                =============== ===============

See Note 5 to our interim condensed consolidated financial statements in this Form 10-Q for more information regarding our Venture Capital segment.

Corporate and Other Segment

                                                    Three Months Ended                Nine Months Ended
Summary Corporate and Other                            September 30,                    September 30,
Financial Data:                              --------------------------------  --------------------------------
($ amounts in millions)                                    2003                              2003
                                                2004     Restated    Change       2004     Restated    Change
                                             ---------- ---------- ----------  ---------- ---------- ----------

Corporate investment income...............     $  --     $    1.5   $   (1.5)   $    0.4   $    2.9   $   (2.5)
Investment income from
  collateralized obligations..............        11.1       12.7       (1.6)       30.0       40.3      (10.3)
Interest expense on indebtedness..........       (10.1)      (9.8)      (0.3)      (29.8)     (29.5)      (0.3)
Interest expense on non-recourse
  collateralized obligations..............        (9.1)     (11.9)       2.8       (25.5)     (37.8)      12.3
Corporate expenses........................        (5.1)      (4.8)      (0.3)      (13.3)      (7.8)      (5.5)
International.............................        --          1.0       (1.0)       (0.1)      (0.3)       0.2
Other.....................................        (2.7)       0.8       (3.5)       (6.4)      (2.2)      (4.2)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment loss, before income taxes.........       (15.9)     (10.5)      (5.4)      (44.7)     (34.4)     (10.3)
Allocated income tax (benefit)............        (5.2)      (6.7)       1.5       (15.6)     (14.1)      (1.5)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment loss..............................       (10.7)      (3.8)      (6.9)      (29.1)     (20.3)      (8.8)
Net realized investment gains (losses),
  net of income taxes and other offsets...        (5.6)       4.2       (9.8)        0.8      (70.0)      70.8
Restructuring charges,
  after income taxes......................        (4.0)      --         (4.0)       (6.4)       0.1       (6.5)
                                             ---------- ---------- ----------  ---------- ---------- ----------
Segment net income (loss).................    $  (20.3)  $    0.4   $  (20.7)   $  (34.7)  $  (90.2)  $   55.5
                                             ========== ========== ==========  ========== ========== ==========

Three and nine months ended September 30, 2004 vs. September 30, 2003

For the three and nine months ended September 30, 2004, investment income from debt and equity securities pledged as collateral related to our CDOs decreased $1.6 million and $10.3 million, respectively, over the same periods in the prior year, due primarily to decreased asset levels from pay downs and defaults. Consequently, lower distributions were made to investment holders resulting in $2.8 million and $12.3 million decreases in interest expense on non-recourse collateralized obligations during the same periods.

Corporate expenses increased $0.3 million and $5.5 million for the three and nine months ended September 30,
2004, over the comparable periods in 2003, due to a return to more normalized incentive compensation accruals, as well as increases in liability insurance and incremental regulatory compliance and audit costs associated with The Sarbanes-Oxley Act of 2002.

The decrease in other primarily relates to a loss in a small group pension runoff block as a result of lower investment earnings and slightly higher benefit costs combined with higher administrative expenses related to the CDO trusts.

For the three months ended September 30, 2004 realized losses were $5.6 million compared to gains of $4.2 million for the same period in 2003. This decrease was primarily due to $8.3 million in realized losses from the CDO trusts. For the nine months ended September 30, 2004, realized gains were $0.8 million compared to losses of $70.0 million for the same period in 2003. The $70.8 million improvement is primarily due to lower impairments in the 2004 period, partially offset by higher losses from the CDO trusts. Impairment losses were lower in 2004 due to improved credit markets and higher losses in 2003 from a $60.4 million non-cash after tax charge related to three international equity investments, including Aberdeen.

For the three and nine months ended September 30, 2004, restructuring charges increased $4.0 million and $6.5 million, respectively, over the comparable periods in 2003. These increases are primarily related to costs incurred in connection with the information technology services agreement with EDS, including severance costs, transition costs, and the impairment of certain information technology assets.

Income tax changes for the three and nine months ended September 30, 2004 compared to the same periods in 2003 are primarily due to changes in pre-tax income for the respective periods, plus the allocation of tax-advantaged investments in the 2003 period.

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

Annuity Deposit Fund Balances                                                       Sept 30,        Dec 31,
($ amounts in millions)                                                               2004           2003
                                                                                --------------- ---------------

Policyholder deposit funds
Retirement Planners Edge GIAs...............................................     $     1,130.7   $     1,209.4
Other variable annuity GIAs.................................................             829.8           858.0
                                                                                --------------- ---------------
Variable annuity GIAs.......................................................           1,960.5         2,067.4
Fixed annuities.............................................................           1,048.0         1,056.9
                                                                                --------------- ---------------
Total variable annuity GIAs and fixed annuities.............................     $     3,008.5   $     3,124.3
                                                                                =============== ===============

The funds in the RPE guaranteed interest account decreased by $17.6 million in the third quarter. Given its 3%
guaranteed interest rate, we believe most contract holders currently view RPE as an attractive alternative to money market investments. As a result, to experience a material increase in surrenders, money market rates would likely need to increase to 3.5% to 4.0%, or at least 250 basis points above current rates. Until short-term rates hit that point, this business may continue to run off slowly.

Because experience has shown that the duration of the RPE liabilities is longer than we had previously assumed, beginning in the second quarter of 2004 we extended the duration of the assets. Coincidentally, we were able to take advantage of the sharp increase in rates and steeper yield curve during the second quarter to produce an even more favorable outcome. As a result, the three-month rolling average yield on the portfolio has increased by 37 basis points and the asset and liability durations are better aligned.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2004, our general account held debt securities with a carrying value of $13,338.5 million, representing 79.5% of total general account investments. Public debt securities represented 77.8% of total debt securities, with the remaining 22.2% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of non-recourse collateralized obligation liabilities related to three collateralized obligation trusts we sponsor. See Note 7 of our interim condensed consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account net cash flows are invested in investment grade debt securities.
In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of September 30, 2004, our total below investment grade securities totaled $1,098.5 million, or 8.2%, of our total debt security portfolio. Of that amount, $844.9 million, or 6.3%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater, which is equivalent to B or below) totaled $253.6 million, or 1.9%, of our total debt security portfolio.

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

General Account Debt Security Portfolios at Fair Value by Rating:
($ amounts in millions)

  SVO         S&P Equivalent        Total Debt Securities    Public Debt Securities    Private Debt Securities
                                  ------------------------- ------------------------- -------------------------
                                    Sept 30,      Dec 31,     Sept 30,      Dec 31,     Sept 30,      Dec 31,
 Rating        Designation            2004         2003         2004         2003         2004         2003
- --------  ----------------------  ------------ ------------ ------------ ------------ ------------ ------------

   1       AAA/AA/A............    $  8,524.9   $  8,821.2   $  7,067.7   $  7,442.1   $  1,457.2   $  1,379.1
   2       BBB.................       3,715.1      3,350.8      2,384.8      2,160.6      1,330.3      1,190.2
                                  ------------ ------------ ------------ ------------ ------------ ------------
     Total investment grade          12,240.0     12,172.0      9,452.5      9,602.7      2,787.5      2,569.3
   3       BB..................         844.9        764.9        738.7        635.5        106.2        129.4
   4       B...................         158.4        218.9        124.0        157.8         34.4         61.1
   5       CCC and lower.......          82.6         94.6         54.8         53.7         27.8         40.9
   6       In or near default..          12.6         22.6          9.0         19.0          3.6          3.6
                                  ------------ ------------ ------------ ------------ ------------ ------------
     Total debt securities         $ 13,338.5   $ 13,273.0   $ 10,379.0   $ 10,468.7   $  2,959.5   $  2,804.3
                                  ============ ============ ============ ============ ============ ============

The following tables present our general account debt security portfolios by investment type, along with a breakout of credit quality based on equivalent S&P rating agency designation.

                                                                 As of September 30, 2004
                                          ---------------------------------------------------------------------
                                                                              Unrealized Gains (Losses)
Debt Securities by Type:                                            -------------------------------------------
($ amounts in millions)                Fair Value        Cost        Gross Gains   Gross Losses        Net
                                      -------------  -------------  -------------  -------------  -------------

U.S. government and agency...........  $     669.8    $     609.5    $      61.4    $      (1.1)   $      60.3
State and political subdivision......        463.8          427.8           37.6           (1.6)          36.0
Foreign government...................        308.2          284.0           24.7           (0.5)          24.2
Corporate............................      7,194.8        6,857.2          381.8          (44.2)         337.6
Mortgage-backed......................      3,114.3        2,974.2          146.7           (6.6)         140.1
Other asset-backed...................      1,587.6        1,573.1           41.8          (27.3)          14.5
                                      -------------  -------------  -------------  -------------  -------------
Total debt securities................  $  13,338.5    $  12,725.8    $     694.0    $     (81.3)   $     612.7
                                      =============  =============  =============  =============  =============
Debt securities outside closed block:
    Unrealized gains.................  $   4,873.5    $   4,661.1    $     212.4    $      --      $     212.4
    Unrealized losses................      1,552.3        1,601.8           --            (49.5)         (49.5)
                                      -------------  -------------  -------------  -------------  -------------
    Total outside the closed block...      6,425.8        6,262.9          212.4          (49.5)         162.9
                                      -------------  -------------  -------------  -------------  -------------
Debt securities in closed block:
    Unrealized gains.................      5,926.6        5,445.0          481.6           --            481.6
    Unrealized losses................        986.1        1,017.9           --            (31.8)         (31.8)
                                      -------------  -------------  -------------  -------------  -------------
    Total in the closed block........      6,912.7        6,462.9          481.6          (31.8)         449.8
                                      -------------  -------------  -------------  -------------  -------------
Total debt securities................  $  13,338.5    $  12,725.8    $     694.0    $     (81.3)   $     612.7
                                      =============  =============  =============  =============  =============

                                                                      As of September 30, 2004
                                                     ----------------------------------------------------------
Debt Securities by Type and Credit Quality:               Investment Grade            Below Investment Grade
($ amounts in millions)                              ----------------------------  ----------------------------
                                                      Fair Value        Cost        Fair Value        Cost
                                                     -------------  -------------  -------------  -------------

U.S. government and agency......................      $     669.8    $     609.5    $      --      $      --
State and political subdivision.................            463.8          427.8           --             --
Foreign government..............................            142.3          131.3          165.9          152.7
Corporate.......................................          6,483.0        6,166.0          711.8          691.2
Mortgage-backed.................................          3,056.2        2,924.9           58.1           49.3
Other asset-backed..............................          1,424.9        1,396.1          162.7          177.0
                                                     -------------  -------------  -------------  -------------
Total debt securities...........................      $  12,240.0    $  11,655.6    $   1,098.5    $   1,070.2
                                                     =============  =============  =============  =============

Percentage of total debt securities.............             91.8%          91.6%           8.2%           8.4%
                                                     =============  =============  =============  =============

Investment Grade Debt Securities (Fair Value):                               As of September 30, 2004
($ amounts in millions)                                             -------------------------------------------
                                                                        Total        AAA/AA/A          BBB
                                                                    -------------  -------------  -------------

U.S. government and agency.....................................      $     669.8    $     669.8    $      --
State and political subdivision................................            463.8          450.2           13.6
Foreign government.............................................            142.3           40.0          102.3
Corporate......................................................          6,483.0        3,351.2        3,131.8
Mortgage-backed................................................          3,056.2        2,895.4          160.8
Other asset-backed.............................................          1,424.9        1,118.3          306.6
                                                                    -------------  -------------  -------------
Total debt securities..........................................      $  12,240.0    $   8,524.9    $   3,715.1
                                                                    =============  =============  =============

Percentage of total debt securities............................             91.8%          63.9%          27.9%
                                                                    =============  =============  =============

                                                             As of September 30, 2004
                                      -------------------------------------------------------------------------
Below Investment Grade                                                                             In or Near
Debt Securities at Fair Value:            Total           BB              B         CC or Lower      Default
($ amounts in millions)               -------------  -------------  -------------  -------------  -------------

Foreign government...................  $     165.9    $     150.7    $      15.2    $      --      $      --
Corporate............................        711.8          575.6           97.7           34.9            3.6
Mortgage-backed......................         58.1           57.9           --              0.2           --
Other asset-backed...................        162.7           60.7           45.5           47.5            9.0
                                      -------------  -------------  -------------  -------------  -------------
Total debt securities................  $   1,098.5    $     844.9    $     158.4    $      82.6    $      12.6
                                      =============  =============  =============  =============  =============

Percentage of total debt securities..          8.2%           6.3%           1.2%           0.6%           0.1%
                                      =============  =============  =============  =============  =============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of September 30, 2004 in our debt securities portfolios are banks (3.66%), insurance (3.18%), electrical utilities (2.43%), broker-dealers
(2.30%) and diversified financial services (1.70%).

Our corporate bond exposure to recently troubled industries, including telecommunication equipment, telephone utilities, airlines, media, publishing and broadcasting, comprises 5.5% of our debt securities portfolios at
September 30, 2004. In addition, within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprises approximately 1.1% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at September 30, 2004.

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

Sources and Types of Net Realized                          Three Months Ended           Nine Months Ended
Investment Gains (Losses) in General Account:                 September 30,                September 30,
($ amounts in millions)                               ----------------------------  ---------------------------
                                                                         2003                         2003
                                                          2004         Restated         2004        Restated
                                                      -------------  -------------  ------------- -------------

Debt and equity security impairments................   $      (4.6)   $     (18.2)   $      (8.6)  $     (64.7)
Debt securities pledged as collateral impairments...          (8.3)          (0.8)         (16.6)         (2.7)
Affiliate equity securities.........................          --             --             --           (96.9)
Other investment impairments........................          --             (1.3)          (3.3)        (19.0)
                                                      -------------  -------------  ------------- -------------
Impairment losses...................................         (12.9)         (20.3)         (28.5)       (183.3)
                                                      -------------  -------------  ------------- -------------
Debt and equity security transaction gains..........           6.2           17.9           39.2         103.8
Debt and equity security transaction losses.........          (2.3)          (1.9)          (9.3)        (36.1)
Other investments transaction gains (losses)........          (0.1)           0.9            7.6          (6.6)
                                                      -------------  -------------  ------------- -------------
Net transaction gains...............................           3.8           16.9           37.5          61.1
                                                      -------------  -------------  ------------- -------------
Net realized investment gains (losses)..............          (9.1)          (3.4)           9.0        (122.2)
                                                      -------------  -------------  ------------- -------------
Applicable closed block
  policyholder dividend obligation..................          (2.5)          (3.5)           4.8          (4.5)
Applicable deferred policy acquisition costs........          (0.1)          (2.8)          (0.9)         (1.1)
Applicable deferred income tax (benefit)............           2.0            1.2            7.8         (44.8)
                                                      -------------  -------------  ------------- -------------
Offsets to realized investment losses...............          (0.6)          (5.1)          11.7         (50.4)
                                                      -------------  -------------  ------------- -------------
Net realized investment gains (losses)
  included in net income............................   $      (8.5)   $       1.7    $      (2.7)  $     (71.8)
                                                      =============  =============  ============= =============

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts are $16.6 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively, and $8.3 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively.

The reduction in realized investment losses related to the impairment of debt and equity securities for the three and nine months ended September 30, 2004 compared to 2003 reflects a substantial improvement in the credit market since early 2004. Other investment impairments of $1.3 million and $115.9 million for the three and nine months ended September 30, 2003 primarily relate to the impairment of three international investments in the second quarter of 2003, $89.1 million of which related to our equity investment in Aberdeen.

Gross and Net Unrealized Gains (Losses)
from General Account Debt and Equity
Securities:                                                       As of September 30, 2004
($ amounts in millions)                       -----------------------------------------------------------------
                                                      Total         Outside Closed Block      Closed Block
                                              --------------------- --------------------- ---------------------
                                                 Gains     Losses     Gains      Losses     Gains      Losses
                                              ---------- ---------- ---------- ---------- ---------- ----------
Debt securities
Number of positions......................         2,349        563      1,115        367      1,234        196
                                              ---------- ---------- ---------- ---------- ---------- ----------
Unrealized gains (losses)................      $  694.0   $  (81.3)  $  212.4   $  (49.5)  $  481.6   $  (31.8)
                                              ---------- ---------- ---------- ---------- ---------- ----------
Applicable policyholder dividend
  obligation (reduction).................         481.6      (31.8)      --         --        481.6      (31.8)
Applicable deferred policy acquisition
  costs (benefit)........................          96.9      (19.4)      96.9      (19.4)      --         --
Applicable deferred
   income taxes (benefit)................          40.4      (10.5)      40.4      (10.5)      --         --
                                              ---------- ---------- ---------- ---------- ---------- ----------
Offsets to net unrealized gains (losses).         618.9      (61.7)     137.3      (29.9)     481.6      (31.8)
                                              ---------- ---------- ---------- ---------- ---------- ----------
Unrealized gains (losses) after offsets..      $   75.1   $  (19.6)  $   75.1   $  (19.6)  $   --     $   --
                                              ========== ========== ========== ========== ========== ==========
Net unrealized gains after offsets.......      $   55.5              $   55.5              $   --
                                              ==========            ==========            ==========

Equity securities
Number of positions......................           271         99         91         41        180         58
                                              ---------- ---------- ---------- ---------- ---------- ----------
Unrealized gains (losses)................      $  103.8   $   (6.0)  $   95.8   $   (3.5)  $    8.0   $   (2.5)
                                              ---------- ---------- ---------- ---------- ---------- ----------
Applicable policyholder dividend
  obligation (reduction).................           8.0       (2.5)      --         --          8.0       (2.5)
Applicable deferred
  income taxes (benefit).................          33.5       (1.2)      33.5       (1.2)      --         --
                                              ---------- ---------- ---------- ---------- ---------- ----------
Offsets to net unrealized gains (losses).          41.5       (3.7)      33.5       (1.2)       8.0       (2.5)
                                              ---------- ---------- ---------- ---------- ---------- ----------
Unrealized gains (losses) after offsets..      $   62.3   $   (2.3)  $   62.3   $   (2.3)  $   --     $   --
                                              ========== ========== ========== ========== ========== ==========
Net unrealized gains after offsets.......      $   60.0              $   60.0              $   --
                                              ==========            ==========            ==========

As of September 30, 2004, total net unrealized gains on debt and equity securities were $710.5 million
(unrealized gains of $797.8 million less unrealized losses of $87.3 million). Of that net amount, $255.2 million was outside the closed block ($115.5 million after applicable deferred policy acquisition costs and deferred income taxes) and $455.3 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of September
30, 2004. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Gross Unrealized Losses On General Account Debt and Equity
Securities by Duration of Unrealized Loss:                          As of September 30, 2004
($ amounts in millions)                             ----------------------------------------------------------
                                                                       0 - 6         6 - 12        Over 12
                                                        Total         Months         Months         Months
                                                    -------------- -------------- -------------  -------------
Debt securities outside closed block
Number of positions...............................          367            266             11             90
                                                    -------------- -------------- -------------  -------------
Total fair value..................................   $  1,552.2     $  1,142.7     $     34.6     $    374.9
Total amortized cost..............................      1,601.7        1,158.2           36.4          407.1
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $    (49.5)    $    (15.5)    $     (1.8)    $    (32.2)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $    (19.6)    $     (6.1)    $     (0.7)    $    (12.8)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $    (21.7)    $     (1.9)    $     (0.5)    $    (19.3)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $     (8.2)    $     (0.7)    $     (0.2)    $     (7.3)
                                                    ============== ============== =============  =============

Investment grade:
Number of positions...............................          307            238              5             64
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $    (29.0)    $    (11.2)    $     (0.8)    $    (17.0)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $    (11.6)    $     (4.4)    $     (0.2)    $     (7.0)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $     (8.1)    $     --       $     --       $     (8.1)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $     (3.2)    $     --       $     --       $     (3.2)
                                                    ============== ============== =============  =============

Below investment grade:
Number of positions...............................           60             28              6             26
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $    (20.5)    $     (4.3)    $     (1.0)    $    (15.2)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $     (8.0)    $     (1.7)    $     (0.5)    $     (5.8)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $    (13.6)    $     (1.9)    $     (0.5)    $    (11.2)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $     (5.0)    $     (0.7)    $     (0.2)    $     (4.1)
                                                    ============== ============== =============  =============

Equity securities outside closed block
Number of positions...............................           41             34              2              5
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $     (3.5)    $     (1.5)    $     (1.6)    $     (0.4)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $     (2.2)    $     (1.1)    $     (1.0)    $     (0.1)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $     (3.1)    $     (1.4)    $     (1.6)    $     (0.1)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $     (2.0)    $     (0.9)    $     (1.0)    $     (0.1)
                                                    ============== ============== =============  =============

For debt securities outside of the closed block with gross unrealized losses, 59.2% of the unrealized losses after offsets pertains to investment grade securities and 40.8% of the unrealized losses after offsets pertains to below investment grade securities at September 30, 2004.

Gross Unrealized Losses on General Account Debt and Equity
Securities by Duration of Unrealized Loss:                          As of September 30, 2004
($ amounts in millions)                             ----------------------------------------------------------
                                                                       0 - 6         6 - 12        Over 12
                                                        Total         Months         Months         Months
                                                    -------------- -------------- -------------  -------------
Debt securities inside closed block
Number of positions...............................           196            118             11             67
                                                    -------------- -------------- -------------  -------------
Total fair  value.................................   $     986.1    $     586.1    $      53.3    $     346.7
Total amortized cost..............................       1,017.9          595.5           55.4          367.0
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $     (31.8)   $      (9.4)   $      (2.1)   $     (20.3)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $      (5.7)   $      --      $      --      $      (5.7)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============

Investment grade:
Number of positions...............................           159             96              8             55
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $     (21.2)   $      (7.9)   $      (1.2)   $     (12.1)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============

Below investment grade:
Number of positions...............................            37             22              3             12
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $     (10.6)   $      (1.5)   $      (0.9)   $      (8.2)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $      (5.7)   $      --      $      --      $      (5.7)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============

Equity securities inside closed block
Number of positions...............................            58             56              1              1
                                                    -------------- -------------- -------------  -------------
Unrealized losses.................................   $      (2.5)   $      (2.0)   $      (0.1)   $      (0.4)
                                                    ============== ============== =============  =============
Unrealized losses after offsets...................   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost................   $      (1.2)   $      (0.8)   $      --      $      (0.4)
                                                    ============== ============== =============  =============
Unrealized losses over 20% of cost after offsets..   $      --      $      --      $      --      $      --
                                                    ============== ============== =============  =============

As of September 30, 2004, for debt securities in the closed block with gross unrealized losses, 66.7% of the unrealized losses pertains to investment grade securities and 33.3% of the unrealized losses pertains to below investment grade securities.

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

Aberdeen Asset Management PLC

As of September 30, 2004 and December 31, 2003, we owned $27.5 million of Aberdeen convertible subordinated notes. The convertible subordinated notes were originally issued in 1996 at 7%, with a maturity of March 29,
2003, subject to four six-month extensions at Aberdeen's option with increasing interest rates. Aberdeen has exercised all four extensions of the maturity, and the notes, net of two pay downs of $5.0 million each in
March and November 2003, now have a maturity of March 29, 2005 and are subject to an interest rate of 8%. Prior to the fourth quarter of 2003, we owned $19.0 million of 5.875% convertible bonds, which were issued in 2002 and mature in 2007. During the fourth quarter of 2003, we sold the Aberdeen 5.875% bonds and realized a gain of
$0.7 million.

As of June 30, 2003, our ownership of Aberdeen common stock included 22% of the company's outstanding common shares that we had purchased between 1996 and 2001 for $109.1 million. At that time we concluded that our equity investment in Aberdeen, accounted for under the equity method of accounting, was other-than-temporarily impaired, resulting in an $89.1 million pre-tax, non-cash charge to earnings during the quarter ended June 30,
2003. The carrying value of our equity investment in Aberdeen was $39.0 million and $38.3 million at September
30, 2004 and December 31, 2003, respectively. The fair value, based on the quoted market price of underlying shares and foreign currency exchange rate, of our equity investment in Aberdeen was $58.3 million and $54.4 million at September 30, 2004, December 31, 2003, respectively.

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

Hilb, Rogal & Hobbs Company

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

The Phoenix Companies, Inc. (consolidated)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                    -------------------------------------------
Summary Consolidated Cash Flow Data:                                                   2003
($ amounts in millions)                                                 2004         Restated        Change
                                                                    -------------- -------------  -------------

Cash from continuing operations...................................   $      58.2    $    237.7     $   (179.5)
Cash for discontinued operations..................................         (25.1)        (60.0)          34.9
Cash from (for) continuing operations investing activities........         147.2        (862.2)       1,009.4
Cash from (for) discontinued operations investing activities......           6.3          (6.7)          13.0
Cash from (for)financing activities...............................        (183.5)        272.9         (456.4)

Nine months ended September 30, 2004 vs. September 30, 2003

Cash from continuing operations decreased $179.5 million, or 76%, over the comparable period in 2003, primarily due to higher benefits paid, partially offset by higher revenues received and lower policy acquisition costs paid. Benefit payments were higher in 2004 due primarily to a scheduled maturity of a $177.0 million corporate owned life insurance policy.

Cash from continuing operations investing activities increased $1,009.4 million, or 117%, from the comparable period in 2003, primarily due to lower investment purchases resulting from lower cash from operating and financing activities in 2004 and higher cash balances at the beginning of 2003 that were invested during 2003.

Cash from financing activities decreased $456.4 million, or 167%, due to reductions in policyholder deposit fund deposits of $481.8 million in 2004 compared to 2003. This decrease was partially offset by proceeds from borrowings in 2004 of $25.0 million.

On April 30, 2004, The Phoenix Companies, Inc. received a $69.7 million dividend from Phoenix Life.

On April 29, 2004, we declared a cash dividend of $0.16 per share, which was paid July 12, 2004 to stockholders of record on June 14, 2004.

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

On April 16, 2004, we executed a technical amendment to the credit agreement, effective as of December 31,
2003, to: (1) exclude the accounting effects of FIN 46-R from the definition of shareholders' equity and (2)
clarify that the lenders did not intend to treat CDOs as indebtedness, for purposes of calculating financial covenant compliance.

We were in compliance with all credit facility covenants at September 30, 2004. We are currently renegotiating this revolving credit facility and expect to have a new facility in place prior to December 20, 2004.

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

Annuity Actuarial Reserves and Deposit Liabilities
Withdrawal Characteristics:                                      September 30, 2004       December 31, 2003
($ amounts in millions)                                       ------------------------ ------------------------
                                                                Amount(1)    Percent     Amount(1)     Percent
                                                              ------------ ----------- ------------  ----------

Not subject to discretionary withdrawal provision...........   $    230.9         3%    $    220.8         3%
Subject to discretionary withdrawal without adjustment......      1,902.2        27%       1,967.2        28%
Subject to discretionary withdrawal
  with market value adjustment..............................        803.0        11%         811.6        11%
Subject to discretionary withdrawal at contract value
  less surrender charge.....................................        836.1        12%         869.8        12%
Subject to discretionary withdrawal at market value.........      3,295.2        47%       3,294.0        46%
                                                              ------------ ----------- ------------  ----------
Total annuity contract reserves and deposit fund liability..   $  7,067.4       100%    $  7,163.4       100%
                                                              ============ =========== ============  ==========
- -------

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of September 30, 2004, our Life Companies had approximately $11.5 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at September 30,
2004 were $2.2 billion.

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

On April 30, 2004, Phoenix Life paid a dividend of $69.7 million to The Phoenix Companies, Inc., as Phoenix
Life's sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or
Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life's statutory gain from operations was $7.1 million for the nine months ended September 30, 2004. Phoenix Life's statutory gain from operations through September 30, 2004 is net of a
$16.0 million tax payment related to the forgiveness of debt on a restructured investment, and $10.2 million in after-tax restructuring charges primarily associated with the sale of our retail broker-dealer operations.

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

Consolidated Financial Condition

Consolidated Balance Sheet:                                   Sept 30,          Dec 31,
($ amounts in millions)                                         2004             2003           Change
                                                           ---------------  --------------- ---------------

ASSETS:
Available-for-sale debt securities, at fair value.........  $   13,338.5     $   13,273.0    $       65.5
Available-for-sale equity securities, at fair value.......         309.2            312.0            (2.8)
Mortgage loans, at unpaid principal balances..............         223.7            284.1           (60.4)
Venture capital partnerships, at equity in net assets.....         244.1            234.9             9.2
Affiliate equity securities, at equity in net assets......          53.3             47.5             5.8
Policy loans, at unpaid principal balances................       2,236.6          2,227.8             8.8
Other investments.........................................         371.2            402.0           (30.8)
                                                           ---------------  --------------- ---------------
                                                                16,776.6         16,781.3            (4.7)
Available-for-sale debt and equity securities pledged
  as collateral, at fair value............................       1,289.4          1,350.0           (60.6)
                                                           ---------------  --------------- ---------------
Total investments.........................................      18,066.0         18,131.3           (65.3)
Cash and cash equivalents.................................         451.0            447.9             3.1
Accrued investment income and receivables.................         417.4            447.2           (29.8)
Deferred policy acquisition costs.........................       1,428.7          1,367.7            61.0
Deferred income taxes.....................................          16.4             58.7           (42.3)
Goodwill and other intangible assets......................         732.6            755.0           (22.4)
Other general account assets..............................         245.7            268.2           (22.5)
Separate account assets...................................       6,440.2          6,083.2           357.0
                                                           ---------------  --------------- ---------------
Total assets..............................................  $   27,798.0     $   27,559.2    $      238.8
                                                           ===============  =============== ===============

LIABILITIES:
Policy liabilities and accruals...........................  $   13,163.3     $   13,088.6    $       74.7
Policyholder deposit funds................................       3,531.3          3,642.7          (111.4)
Stock purchase contracts and indebtedness.................         793.8            767.8            26.0
Other general account liabilities.........................         450.6            525.7           (75.1)
Non-recourse collateralized obligations...................       1,360.5          1,472.0          (111.5)
Separate account liabilities..............................       6,440.2          6,083.2           357.0
                                                           --------------   --------------- ---------------
Total liabilities.........................................      25,739.7         25,580.0           159.7
                                                           --------------   --------------- ---------------

MINORITY INTEREST:
Minority interest in net assets of consolidated
  subsidiaries............................................          37.3             31.4             5.9
                                                           ---------------  --------------- ---------------

STOCKHOLDERS' EQUITY:
Common stock and additional paid in capital...............       2,429.9          2,429.8             0.1
Deferred compensation on restricted stock units...........          (2.7)            (3.6)            0.9
Accumulated deficit.......................................        (329.8)          (352.7)           22.9
Accumulated other comprehensive income....................         107.6             63.7            43.9
Treasury stock............................................        (184.0)          (189.4)            5.4
                                                           ---------------  --------------- ---------------
Total stockholders' equity................................       2,021.0          1,947.8            73.2
                                                           ---------------  --------------- ---------------
Total liabilities, minority interest and stockholders'
  equity..................................................  $   27,798.0     $   27,559.2    $      238.8
                                                           ===============  =============== ===============

September 30, 2004 vs. December 31, 2003

Available-for-sale debt securities increased $65.5 million from December 31 2003 to September 30, 2004, reflecting slight appreciation of bond values as a result of a modest decline in market interest rates since
December 31, 2003.

Mortgage loans decreased $60.4 million, or 21%, from December 31, 2003 to September 30, 2004 due to continued
pay downs as no new investments are being made in this asset class.

Other investments decreased $30.8 million, or 8%, from December 31, 2003 to September 30, 2004, primarily attributable to the return of seed money held in separate accounts and the planned liquidation of a hedge fund investment.

Available-for-sale debt and equity securities pledged as collateral decreased $60.6 million, or 4%, in 2004 from December 31, 2003, primarily due to the liquidation of securities to fund pay down of non-recourse collateralized obligations.

Deferred policy acquisition costs increased $61.0 million, or 4%, in 2004 from December 31, 2003 to September
30, 2004, due primarily to policy acquisition costs of $123.4 million plus $14.0 million for the effect of unrealized investment losses included in other comprehensive income, less amortization of $77.1 million. See
Note 3 to our consolidated financial statements in this Form 10-Q for additional information.

The decrease in other general account assets of $22.5 million, or 8%, in 2004 from December 31, 2003 primarily relates to a reduction in premises and equipment due to the second quarter 2004 sale of our Enfield,
Connecticut office facility.

Composition of Deferred Policy Acquisition Cost Assets
  by Product:                                                  Sept 30,          Dec 31,
($ amounts in millions)                                          2004             2003           Change
                                                            ---------------  --------------- ---------------

Variable universal life..................................    $      332.1     $      328.7    $        3.4
Universal life...........................................           209.3            169.3            40.0
Variable annuities.......................................           278.0            260.3            17.7
Fixed annuities..........................................            46.4             45.2             1.2
Participating life.......................................           528.2            536.7            (8.5)
Other....................................................            34.7             27.5             7.2
                                                            ---------------  --------------- ---------------
Total deferred policy acquisition costs..................    $    1,428.7     $    1,367.7    $       61.0
                                                            ===============  =============== ===============

Policyholder deposit funds decreased $111.4 million, or 3%, in 2004 from December 31, 2003, primarily due to net withdrawals from variable annuity guaranteed interest account sub-accounts.

Stock purchase contracts and indebtedness increased $26.0 million, or 3%, in 2004 from December 31, 2003, primarily due to borrowing $25.0 million on our bank credit facility. See Note 6 of our consolidated financial statements in this Form 10-Q for additional information.

Non-recourse collateralized obligations decreased $111.5 million, or 8%, in 2004 from December 31, 2003, due to distributions to investors in non-recourse collateralized obligations and a decrease in the fair value of non-recourse derivative cash flow hedges as a result of higher interest rates. See Note 7 of our consolidated financial statements in this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

As of September 30, 2004, our outstanding contractual obligations and commercial commitments were as follows:

Contractual Obligations and
Commercial Commitments:
($ amounts in millions)                                      Remainder of                             2009
                                                   Total         2004     2005 - 2006  2007 - 2008  and Later
                                                ------------ ------------ ------------ ------------ ---------
Contractual Obligations Due
Indebtedness(1)..............................    $   653.7    $    25.0    $   175.0    $   153.7    $   300.0
Stock purchase contracts(2)..................         --           --           --           --           --
Operating lease obligations ................          --           --           --           --           --
Other purchase liabilities(3)(7)..............        114.3          7.7         39.2         34.2         33.2
Other long-term liabilities(8)...............     11,533.8         --           --           --           --
                                                ------------ ------------ ------------ ------------ ---------
Subtotal....................................    $12,301.8    $    32.7    $   214.2    $   187.9    $   333.2
Non-recourse collateralized obligations(4)...      1,254.1         --           --           --        1,254.1
                                                ------------ ------------ ------------ ------------ ----------
Total contractual obligations...............    $13,555.9    $    32.7    $   214.2    $   187.9    $ 1,587.3
                                                ============ ============ ============ ============ ==========

Commercial Commitment Expirations
Standby letters of credit(5).................    $     9.0    $     9.0    $    --      $    --      $    --
Other commercial commitments(6)(7) ...........        183.6         57.3          3.7         19.2        103.4
                                                ------------ ------------ ------------ ------------ ----------
Total commercial commitments................    $   192.6    $    66.3     $    3.7    $    19.2    $   103.4
                                                ============ ============ ============ ============ ==========
- -------

(1)   Indebtedness amounts include principal only. $153.7 million of indebtedness represents mandatorily convertible debt to be settled with our stock in November 2005.
(2)   Stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of HRH, as further described in Note 6 of our consolidated financial statements in this Form 10-Q.
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
(6)   Other commercial commitments relate to venture capital partnerships ($129.1 million) and private placements ($54.5 million). The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio during the nine months ended September 30, 2004 was $42.8 million. The obligations related to private placements total
     $54.5 million and are due to be funded during the remainder of 2004.
(7)   Obligations and commitments related to post-employment benefit plans and commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.
(8)   We offer various investment-type products through which customers deposit funds with us. These products typically provide for a rate of interest on the amount invested through the maturity or termination of the contract. These obligations are backed by our general account assets, and we bear all of the investment and asset/liability management risk on these contracts. Examples of these types of products include annuities without life contingencies and universal life insurance policies. These liabilities are reflected within "Policy liabilities and accruals" and "Policyholder deposit funds" on our consolidated balance sheet. All of these contracts can be surrendered at anytime, some with surrender charges and some without. Because the timing of payments under these contracts is subject to significant contractholder discretion, it is not possible to segregate the liability into time periods with any certainty.

In addition, on July 29, 2004, we announced the signing of a seven-year $122.0 million services agreement with
EDS under which we will receive information technology infrastructure services.

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

There is also an arrangement (in the form of a "put/call") with respect to the remaining 25% of the total membership interests. The purchase price for these interests will be equal to investment advisory fees for the relevant contract year multiplied by 4.5 multiplied by the amount of membership interest purchased. The contract year is defined as the twelve months ending December 31, 2006 and each calendar year thereafter. The pricing on the put/calls will be determined within 60 days after each such year-end and can be exercised within
60 days of the finalization of the price. All of these membership interests acquired will be reissued to members/employees of Kayne Anderson Rudnick. The reissuance process involves PXP contributing the interests to
Kayne Anderson Rudnick and then Kayne Anderson Rudnick selling the interests to the members/employees. The members/employees will not pay cash for these purchases but will enter into a note payable agreement with Kayne
Anderson Rudnick. PXP will have preferential distribution rights with respect to payments of principal and interest on these notes. Under certain circumstances, these interests can be issued without a note payable or other consideration. In addition, in certain circumstances, the purchases may be accelerated. Once these interests are purchased and then reissued, the amount of cash that PXP will need to pay to repurchase them in the future will be based on the growth in Kayne Anderson Rudnick's revenues since the reissuance dates. There is no expiration date for the put/call agreements. There is no cap or floor on the put/call price.

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

PFG

In May 2003, we acquired the remaining interest in PFG not already owned by us for initial consideration of
$16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $89.0 million to the selling shareholders, including $10.0 million during the remainder of 2004 through 2007, based on certain financial performance targets being met, and the balance in 2008, based on the appraised value of PFG as of December 31, 2007. During the nine months ended September 30, 2004, we paid $3.0 million under this obligation.

We have accounted for our acquisition of the remaining interest in PFG as a step-purchase acquisition.
Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the present value of future profits acquired and a related deferred tax liability of $3.4 million. The present value of future profits intangible asset will be amortized over the remaining estimated life of the underlying insurance inforce acquired, estimated to be 40 years. The remaining acquisition price and transaction costs, totaling
$7.6 million, have been assigned to goodwill. We have not presented pro forma information as if PFG had been acquired at the beginning of January 2003, as it is not material to our financial statements.

Seneca

We have a arrangement (in the form of a "put/call") with respect to the membership interests in Seneca not owned by PXP. The purchase price for these interests is equal to Seneca's investment advisory fees for the relevant year multiplied by 3.5 multiplied by the amount of the interest purchased. The pricing on the put/calls will be determined within 60 days after each calendar year-end and can be exercised within 60 days of the finalization of the price. All of these interests acquired will be reissued to members/employees of Seneca.
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
The put/call agreements will expire after the year ended December 31, 2007. The estimated range of amounts that will be payable in 2005 by PNX under these agreements is $4.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2004 and December 31, 2003, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 7 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including AVR) decreased from $962.4 million at December 31, 2003 to $937.5 million at September 30, 2004. The principal factor resulting in this decrease is a dividend to The Phoenix Companies, Inc. of $69.7 million paid during the second quarter of 2004, partially offset by a consolidated statutory net gain of $7.1 million, net realized capital gains of $14.5 million and an increase in admitted assets of $20.7 million.

At September 30, 2004, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 300%
of Company Action Level.

On April 30, 2004, Phoenix Life paid a dividend of $69.7 million to The Phoenix Companies, Inc., as Phoenix
Life's sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies,
Inc. in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or
Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life's statutory gain from operations was $7.1 million for the nine months ended September 30, 2004. Phoenix Life's statutory gain from operations through September 30, 2004 is net of a
$16.0 million tax payment related to the forgiveness of debt on a restructured investment, $10.2 million in after-tax restructuring charges primarily associated with the sale of our retail broker-dealer operations, and
$2.1 million in after-tax termination costs associated with the information technology services agreement we recently signed with EDS.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At September 30, 2004, the largest of these subsidiaries had net capital of approximately $9.5 million, which is $8.8 million in excess of its required minimum net capital of $0.7 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1.1:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at September 30, 2004 and their respective net capital each exceeded the applicable regulatory minimum.

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

As of May 31, 2004 we revalued our employee benefit assets and liabilities in connection with the sale of our retail broker-dealer operations. As a result of the revaluation, we recognized a net curtailment gain during the nine months ended September 30, 2004 of $6.8 million ($4.4 million after tax) related to the pension and other post-retirement benefit plans. In addition, as of September 30, 2004 we revalued our employee benefit assets and liabilities in connection with employee terminations associated with the information technology services agreement with Electronic Data Systems, or EDS. As a result of this revaluation, we recognized a net curtailment gain of $1.6 million ($1.1 million after taxes) for the three and nine months ended September 30,
2004.

As previously disclosed in our consolidated financial statements for the year ended December 31, 2003, we expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during
2004. For the estimated 2004 contribution, quarterly payments of $2.5 million each were made to the pension plan in April, July and October 2004. In September 2004, we made a payment of $1.6 million, related to the 2003 minimum contribution.

See Note 9 of the consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. During the three months ended September 30, 2004 and 2003, our subsidiaries paid total compensation of $7.0 million and $11.3 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products. Our subsidiaries paid total compensation of $22.1 million and $21.5 million during the nine months ended September 30, 2004 and 2003, respectively, for such sales.

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

                                                                 As of September 30, 2004
                                             -----------------------------------------------------------------
Interest Rate Sensitivity of                                     -100 Basis                      +100 Basis
Fixed Income Financial Instruments:              Carrying          Point                           Point
($ amounts in millions)                           Value            Change        Fair Value        Change
                                             ---------------  ---------------  --------------- ---------------

Cash and cash equivalents..................   $      451.0     $      451.7     $      451.0    $      450.9
Available-for-sale debt securities.........       13,338.5         13,973.7         13,338.5        12,703.8
Commercial mortgages.......................          223.7            250.9            244.8           238.7
                                             ---------------  ---------------  --------------- ---------------
Subtotal...................................       14,013.2         14,676.3         14,034.3        13,393.4
Debt and equity securities pledged as
  collateral...............................        1,289.4          1,347.6          1,289.4         1,231.5
                                             ---------------  ---------------  --------------- ---------------
Totals.....................................   $   15,302.6     $   16,023.9     $   15,323.7    $   14,624.9
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

                                                                 As of September 30, 2004
                                           --------------------------------------------------------------------
                                                           Weighted-       -100                       +100
Interest Rate Sensitivity of                                Average        Basis                      Basis
Derivatives:                                  Notional        Term         Point                      Point
($ amounts in millions)                        Amount       (Years)        Change     Fair Value      Change
                                           ------------- ------------- ------------- ------------- ------------

Interest rate swaps.....................    $    540.0        9.7       $     25.6    $     15.3    $     5.0
Other...................................          50.0        3.7             --             0.1          0.3
                                           -------------               ------------- ------------- ------------
Totals – general account................    $    590.0                  $     25.6    $     15.4    $     5.3
                                           =============               ============= ============= ============
Non-recourse interest rate swaps
  held in consolidated CDO trusts.......    $  1,117.6        2.78      $    149.9    $    106.4    $    65.9
                                           ============= ============= ============= ============= ============

See Note 9 to the consolidated financial statements in our 2003 Annual Report on Form 10-K for more information on derivative instruments.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $309.2 million in equity securities on our balance sheet as of September 30, 2004. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $30.9 million as of September
30, 2004.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of September 30, 2004 and December 31, 2003, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $173.8 million and $183.1 million, respectively. These represent our exposure to loss should all of our contractholders have died on either September 30, 2004 or December 31, 2003, respectively.

Guaranteed Minimum Death Benefit Exposure:                          Sept 30,        Dec 31,
($ amounts in millions)                                               2004           2003          Change
                                                                  -------------- -------------  -------------

Net amount at risk on minimum guaranteed death benefits
  (before reinsurance)..........................................   $    576.4     $    616.9     $    (40.5)
Net amount at risk reinsured....................................       (402.6)        (433.8)          31.2
                                                                  -------------- -------------  -------------
Net amount at risk on minimum guaranteed death benefits
  (after reinsurance)...........................................   $    173.8     $    183.1     $     (9.3)
                                                                  ============== =============  =============

Weighted-average age of contractholder..........................           61             59              2
                                                                  ============== =============  =============

Payments Related to Guaranteed Minimum Death Benefits,        Three Months Ended         Nine Months Ended
Net of Reinsurance Effect:                                      September 30,              September 30,
($ amounts in millions)                                    ------------------------- --------------------------
                                                               2004         2003         2004         2003
                                                           ------------ ------------ ------------ ------------

Death claims payments before reinsurance.................   $     1.3    $     1.4    $     4.1    $     5.1
Reinsurance recoveries and premiums......................        --           (1.4)        (0.9)        (4.4)
                                                           ------------ ------------ ------------ ------------
Net death claims payments................................   $     1.3    $    --      $     3.2    $     0.7
                                                           ============ ============ ============ ============

Effective January 1, 2004, we adopted the AICPA SOP No. 03-1, Accounting and Reporting by Insurance Enterprises
for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Since this new accounting standard largely codifies accounting and reserving practices that we already followed, our adoption did not materially affect our consolidated financial statements. This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at September 30, 2004 and December 31, 2003.

Reserves Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoverables:                                                     Sept 30,        Dec 31,
($ amounts in millions)                                                                2004           2003
                                                                                  -------------  -------------

Statutory reserve (after reinsurance)...........................................   $     18.5     $     17.3
GAAP reserve (after reinsurance)................................................         10.3            7.6

We also provide reserves for guaranteed minimum income benefits and guaranteed payout annuity floor benefits.
The statutory reserves for these totaled $1.2 million and $0.5 million at September 30, 2004 and December 31,
2003, respectively. The GAAP reserves for these totaled $0.5 million and $0.0 million at September 30, 2004 and
December 31, 2003, respectively.

                                                                                     Sept 30,
Interest Rate Sensitivity of Deferred Policy Acquisition Cost           -10%           2004          + 10%
Asset and Guaranteed Minimum Death Benefit Liability:                  Equity        Carrying        Equity
($ amounts in millions)                                                Market         Value          Market
                                                                    -------------- -------------  -------------

Deferred policy acquisition costs (variable annuities)............   $    288.2     $    291.0     $    294.5
Deferred policy acquisition costs (variable universal life).......        324.8          325.9          326.5
Guaranteed minimum death benefit liability (variable annuities)...         13.9           10.3            7.9

See Note 3 to our consolidated financial statements in this Form 10-Q for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets in the most recent valuations, performed on May 31, 2004 and in 2003 and 2002. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2003, the projected benefit obligation for our defined benefit plans was in excess of plan assets by $183.1 million. We expect to contribute $107.8 million to the employee pension plan through 2008, including $7.2 million during 2004. We revalued our employee benefit plans assets and liabilities during the second quarter of 2004 in connection with the sale of our retail broker-dealer operations and recognized a curtailment gain of $6.8 million as a result of this revaluation. We are currently evaluating our required pension funding and expect future funding requirements to be reduced as a result of the
Pension Funding Act of 2004, the sale of our retail broker-dealer operations and the information technology services agreement with EDS. See Note 9 to our consolidated financial statements in this Form 10-Q for more information on our employee benefit plans.

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
During the nine months ended September 30, 2004 and 2003, we recorded, through other comprehensive income, foreign currency translation adjustment gains of $0.1 million and $4.1 million, respectively, related to changes in valuation of the British pound sterling and $0.1 million and $2.0 million, respectively, for the
Argentine peso. During the three months ended September 30, 2004 and 2003, we recorded, through other comprehensive income, foreign currency translation adjustment loss of $(0.4) million and $(1.1) million, respectively, related to changes in valuation of the British pound sterling and $0.0 million and $(0.3)
million, respectively, for the Argentine peso.

Foreign Currency Exchanged Gains (Losses) in Accumulated
Other Comprehensive Income by Currency:                           Sept 30,          Dec 31,
($ amounts in millions)                                             2004             2003           Change
                                                               ---------------  --------------- ---------------

British pound sterling.......................................   $       19.3     $       19.2    $        0.1
Argentine peso...............................................           (8.7)            (8.8)            0.1
Other........................................................           (0.1)            (0.1)           --
                                                               ---------------  --------------- ---------------
Total gains..................................................   $       10.5     $       10.3    $        0.2
                                                               ===============  =============== ===============

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
SEC. Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on September 30, 2004, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting. During the three months ended on September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

We recently received a subpoena from the Connecticut Attorney General's office requesting information regarding distribution practices since 1988 of our commercial property-casualty and group life, disability and health insurance operations. We sold our property-casualty brokerage operation in 1999 and our group life and health business in early 2000. One of approximately 35 companies that received such a subpoena, we intend to cooperate fully.

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

Our total reserves, including coverage available from our finite reinsurance and reserves for amounts recoverable from retrocessionaires, were $155.0 million as of September 30, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $145.0 million as of September 30, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the nine months ended September 30, 2004 and 2003.

Our Life Companies are involved in disputes relating to reinsurance arrangements under which they reinsured group accident and health risks. The first of these involves contracts for reinsurance of the life and health carveout components of workers' compensation insurance arising out of a reinsurance pool created and formerly managed by Unicover Managers, Inc., or Unicover. In one of those, the arbitration panel issued its decision on
October 8, 2002 and confirmed the award on January 4, 2003. The financial implications of this decision are consistent with our Life Companies' current financial provisions. In our capacity as a retrocessionaire of the
Unicover business, our Life Companies had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. We are currently involved in separate arbitration proceedings with two of our own retrocessionaires, which have sought on various grounds to avoid paying any amounts to us or have reserved rights. In addition, Phoenix Life is involved in arbitrations and negotiations pending in the United Kingdom between multiple layers of reinsurers and reinsureds relating to transactions in which it participated involving certain personal accident excess-of-loss business reinsured in the London market. See Note 11 to our consolidated financial statements in this Form 10-Q for more information.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the three months ended September 30, 2004, we issued 54 shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life's demutualization on that date. We issued these shares to policyholders in exchange for their membership interests without registration under the Securities Act of 1933 in reliance on the exemption under Section
     3(a)(10) of the Securities Act of 1933.

     During the three months ended September 30, 2004, we also issued 15,372 restricted stock units, or RSUs, to 11 of our independent directors, without registration under that act in reliance on the exemption under
     Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.

(b)  Not applicable.

(c)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)  Not applicable.

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

       10.10   The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2004*

       10.11   The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B effective as of August 1, 2004*

       10.12   Phoenix Investment Partners 2001 Phantom Option Plan (incorporated herein by reference to
               Exhibit 10.15 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.13   Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to
               Exhibit 10.16 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.14   Phoenix Investment Partners, Ltd 2002 Management Incentive Plan - Corporate (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.15   Phoenix Investment Partners, Ltd 2002 - Associate Incentive Plan (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. annual report in Form 10-K filed
               March 21, 2003)

       10.16   Phoenix Investment Partners, Ltd 2002 Investment Incentive Plan - DPIM Fixed Income
               (incorporated herein by reference to Exhibit 10.19 to The Phoenix Companies, Inc. annual report in Form 10-K filed March 21, 2003)

       10.17   The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term
               Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc.
               2003 Proxy Statement, filed on March 21, 2003)

       10.18   Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to
               Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration
               No. 333-73896), filed on November 21, 2001, as amended)

       10.19   Binder of Reinsurance dated as of September 30, 1999, between Phoenix Home Life Mutual
               Insurance Company, American Phoenix Life & Reassurance Company and European Reinsurance
               Company of Zurich (Bermuda Branch)(+) (incorporated herein by reference to Exhibit 10.36 to
               The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268),
               filed on February 9, 2001, as amended)

       10.20   Amendment No. 1 dated as of February 1, 2000, to the Binder of Reinsurance, dated as of
               September 30, 1999, between Phoenix Home Life Mutual Insurance Company, American Phoenix Life
               & Reassurance Company and European Reinsurance Company of Zurich (Bermuda Branch) (+)
               (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Registration
               Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

       10.21   Acquisition Agreement dated as November 10, 1999, between Selling Management Shareholders,
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
               (Registration No. 333-55268), filed on February 9, 2001, as amended)

       10.22   Subordination Agreement dated as of June 11, 2001 between Phoenix Home Life Mutual Insurance
               Company and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit
               10.64 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
               333-55268), filed on February 9, 2001, as amended)

       10.23   Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm
               Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix
               Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed on
               February 9, 2001, as amended)

       10.24   Shareholder's Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and
               State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The
               Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)

       10.25   Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick
               Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners,
               Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc.
               Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)

       10.26   Subordination Agreement dated as of December 27, 2001 between The Phoenix Companies, Inc. and
               Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to The
               Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2002)

       10.27   Subordination Agreement dated as of January 29, 2002 between The Phoenix Companies, Inc. and
               Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.65 to The
               Phoenix Companies, Inc. annual report on Form 10-K filed March 27, 2002)

       10.28   Credit Agreement dated as of December 22, 2003 between The Phoenix Companies, Inc., Phoenix
               Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions
               (incorporated herein by reference to Exhibit 10.33 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 22, 2004)

       10.29   Technical Amendment to Credit Agreement dated as of April 16, 2004 by and among The Phoenix
               Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions (incorporated herein by reference to Exhibit 10.34 to The Phoenix
               Companies, Inc. quarterly report on Form 10-Q dated May 10, 2004)

       10.30   Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies,
               Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix
               Companies, Inc. current report on Form 8-K dated January 1, 2003)

       10.31   Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc.
               and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies,
               Inc. current report on Form 8-K dated January 1, 2003)

       10.32   Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies,
               Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.33   Change in Control Agreement dated as of November 6, 2000, between Phoenix Home Life Mutual
               Insurance Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.50 to
               The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.34   Severance Agreement dated December 20, 2000, between Phoenix Home Life Mutual Insurance
               Company and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.51 to The
               Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.35   Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
               and Michael J. Gilotti (incorporated herein by reference to Exhibit 10.52 to The Phoenix
               Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.36   2002 Incentive Plan for Michael J. Gilotti (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.37   Change in Control Agreement dated as of February 1, 2001, between Phoenix Investment Partners,
               Ltd. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.54 to The Phoenix
               Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.38   Severance Agreement dated as of February 1, 2001, between Phoenix Investment Partners, Ltd.
               and Michael E. Haylon (incorporated herein by reference to Exhibit 10.55 to The Phoenix
               Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.39   Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
               and Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix
               Companies, Inc. annual report on Form 10-K filed March 21, 2003)

       10.40   Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci
               (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.41   Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and
               Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies,
               Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.42   Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc.
               and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix
               Companies, Inc. quarterly report on Form 10-Q filed August 14, 2003)

       10.43   Offer Letter dated February 9, 2004, by The Phoenix Companies, Inc. to Philip K. Polkinghorn
               (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. annual report on Form 10-K filed March 22, 2004)

       10.44   Change in Control Agreement dated as of March 8, 2004, between The Phoenix Companies, Inc. and
               Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.52 to The Phoenix
               Companies, Inc. quarterly report on Form 10-Q dated May 10, 2004)

       10.45   Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc.
               and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix
               Companies, Inc. quarterly report on Form 10-Q dated May 10, 2004)

       10.46   Transition Agreement dated as of September 20, 2004 among The Phoenix Companies, Inc., Phoenix
               Life Insurance Company and Michael J. Gilotti*

       10.47   Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life
               Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C.
               (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. quarterly report on Form 10-Q dated August 9, 2004)

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

        31.2   Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002*

          32   Certification by Dona D. Young, Chief Executive Officer and Michael E. Haylon, Chief Financial
               Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

- ----------------------

           *   Filed herewith

         (+)   Portions subject to confidential treatment request

     We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.

(b)  Reports

     During the three months ended September 30, 2004, we filed the following reports on Form 8-K:

     •   Filed July 29, 2004, containing The Phoenix Companies, Inc., earnings release for the quarter ended
         June 30, 2004.

     •   Filed August 3, 2004, containing The Phoenix Companies, Inc. Financial Supplement for the quarter ended June 30, 2004.

     •   Filed September 21, 2004, announcing that The Phoenix Companies, Inc. had entered into a Transition
         Agreement with Mr. Michael J. Gilotti, Executive Vice President.

                                                Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 THE PHOENIX COMPANIES, INC.

Date:    November 9, 2004                                        By:   /s/ Michael E. Haylon

                                                                 Michael E. Haylon, Executive Vice President
                                                                  and Chief Financial Officer

