Form 10-K
period 2004-12-31
PHOENIX COMPANIES INC/DE
filed 2005-03-11
CIK 1129633

===============================================================================================================

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
                            SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES X NO ___

As of June 30, 2004, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $1.2 billion based on the last reported sale price of $12.25 per share of the common stock on the New York Stock Exchange on that date. On February 28, 2005, the registrant had 94,942,332 shares of common stock outstanding; it had no non-voting common equity.

                                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III.

===============================================================================================================================

                                               TABLE OF CONTENTS

               Item No.   Description                                                                       Page

Part II           5       Market for Registrant's Common Equity, Related Stockholder Matters and
                            Issuer Purchases of Equity Securities.........................................   19

                  6       Selected Financial Data.........................................................   20

                  7       Management's Discussion and Analysis of Financial Condition and

                          Consolidated Statement of Income and Comprehensive Income For the Years
                            Ended December 31, 2004, 2003 and 2002........................................  F-4

                          Consolidated Statement of Cash Flows For the Years Ended
                            December 31, 2004, 2003 and 2002..............................................  F-5

                          Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
                            Income For the Years Ended December 31, 2004, 2003 and 2002...................  F-6

                          Notes to Consolidated Financial Statements......................................  F-7

                  9       Changes in and Disagreements with Accountants on Accounting and

Unless otherwise stated, at all times on and after June 25, 2001, the effective date of Phoenix Home Life
Mutual Insurance Company's demutualization, "Phoenix," "we," "our" or "us" means The Phoenix Companies, Inc.
(the "Company" or "PNX") and its direct and indirect subsidiaries. At all times prior to June 25, 2001, "we,"
"our" or "us" means Phoenix Home Life Mutual Insurance Company (which has been known as Phoenix Life Insurance
Company since June 25, 2001) and its direct and indirect subsidiaries. Furthermore, "Phoenix Life" refers to
Phoenix Life Insurance Company, "Life Companies" refers to Phoenix Life and its direct and indirect subsidiaries and "Phoenix Investment Partners" refers to Phoenix Investment Partners, Ltd. and its direct and indirect subsidiaries.

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

The affluent and high-net-worth market is a growing market with significant demand for customized products and services. We define affluent as those households with a net worth of $500,000 or greater, excluding their primary residence. We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000. Our wealth management products and services are designed to assist advisors and their clients in this target market to achieve three main goals:

   •    the accumulation of wealth, primarily during an individual's working years;

   •    the preservation of income and wealth during retirement and following death; and

   •    the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.

We distribute our wealth management products and services through various financial intermediaries such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies.

Segments

We have two operating segments, Life and Annuity and Asset Management, which include three product lines: life insurance, annuities and asset management. Both segments serve the affluent and high-net-worth market, which presents opportunities to leverage our capabilities and relationships.

We report our remaining results in two non-operating segments — Venture Capital and Corporate and Other.
Venture Capital includes: limited partnership interests in venture capital funds; leveraged buyout funds; and
other private equity partnerships sponsored and managed by third parties. The segment does not include similar investments that are part of the closed block. Corporate and Other includes: indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. These segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

         Operating Segments

---------------------------------------------------------------------------------------------------------------
                                         SUMMARY OF OPERATING SEGMENTS
                                               December 31, 2004
===============================================================================================================
Market Presence                    Distribution Channels                    Products
===============================================================================================================
Life and Annuity
---------------------------------------------------------------------------------------------------------------

• $48.1 billion of net life        • National and regional broker-dealers   • Variable universal life insurance
  insurance in force               • Financial planning firms               • Universal life insurance
• $7.6 billion of annuity assets   • Advisor groups                         • Term life insurance
  under management                 • Insurance companies                    • Variable annuities
                                   • Banks                                  • Immediate annuities
                                                                            • Private placement life
Principal operating subsidiaries:                                             insurance and annuities
• Phoenix Life
• PHL Variable Insurance Company

---------------------------------------------------------------------------------------------------------------
Asset Management
---------------------------------------------------------------------------------------------------------------
                                                                            Private client products:
• $42.9 billion of third-party     • National and regional broker-dealers   • Managed accounts
  assets under management          • Institutional asset management         • Mutual funds
                                     consultants                            • Closed-end funds
Principal operating subsidiary:    • Financial planning firms               Institutional products:
• Phoenix Investment Partners      • Affiliated asset managers              • Institutional accounts
                                                                            • Structured products
                                                                            • Phoenix Life general and
                                                                              separate accounts

Life and Annuity Segment

Our Life and Annuity segment offers a variety of life insurance and annuity products through non-affiliated distributors. We believe our competitive advantage in this segment consists of six main components:

  • our innovative products;
  • our broad asset management capability;
  • our distribution relationships with institutions that have access to our target market;
  • the value-added our distributors provide those institutions;
  • our ability to combine products and services that distributors and their clients find attractive; and
  • our underwriting expertise.

Life and Annuity Products

         Life Products
Our life insurance products include variable universal life, universal life, term life and other insurance products. We offer single life, first-to-die and second-to-die products. Under first-to-die policies, up to five lives may be insured with the policy proceeds paid after the death of the first of the five insured lives.
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

Term Life. Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.

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

Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate investment accounts. The contractholder typically can also direct funds to a general account option in which case we credit interest at rates we determine, subject to certain minimums. Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, in the fourth quarter of 2004 we introduced a Guaranteed Minimum
Accumulation Benefit option to our products which guarantees an account value of at least 105% of premium after
10 years assuming other contractual obligations are met. Our major sources of revenues from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

         Other Products and Services
Life and Annuity is focused on the development of other products and distribution relationships that respond to the affluent and high-net-worth market's demand for wealth management solutions.

For example, many of our products are designed to be used by corporations to fund special deferred compensation plans and benefit programs for key employees, commonly referred to as executive benefits. We view these products as a source of growing fee-based business. In addition, our products can be applied to a number of situations to meet the sophisticated needs of business owners and individuals, including for charitable giving.

Private Placement Life and Annuity Products. Private placement products are individually customized life and annuity offerings that include single premium life, second-to-die life and variable annuity products. These products have minimum deposits of over $500,000, targeting the wealthiest segment of the high-net-worth market.
The average face amount of life insurance policies sold by Philadelphia Financial Group, our private placement distributor, in 2004 was $15.6 million and the average annuity deposit was $0.8 million.

Underwriting

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges. Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. Phoenix Life has a long tradition of underwriting innovation. Beginning in 1955, we were among the first insurance companies to offer reduced rates to women. We believe we were the first company to offer reduced rates to non-smokers across all policy lines, beginning in 1967. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

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

We reinsure 80% of the mortality risk on a block of policies acquired from Confederation Life Insurance
Company, or Confederation Life, in 1997. We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure a substantial portion of our otherwise retained individual life insurance business. In addition, we reinsure up to 90% of the mortality risk on some new issues. As of December 31, 2004, we had ceded $80.0 billion in face amount of reinsurance, representing 62.5% of our total face amount of $128.1 billion of life insurance in force.

On January 1, 1996, we entered into a reinsurance arrangement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

The following table lists our five principal life reinsurers, together with the reinsurance recoverables on a statutory basis as of December 31, 2004, the face amount of life insurance ceded as of December 31, 2004, and the reinsurers' A.M. Best ratings.

                                                     Reinsurance        Face Amount of
                                                     Recoverable        Life Insurance         A.M. Best
Reinsurer                                              Balances              Ceded             Rating(1)
                                                  -------------------  ------------------  ------------------
RGA Reinsurance Company.........................    $  19.8 million      $  21.4 billion           A+
AEGON USA.......................................    $  15.2 million      $  12.8 billion           A+
Swiss Re Life & Health America, Inc.............    $  13.6 million      $  11.6 billion           A+
Employers Reassurance Corporation...............    $   6.2 million      $   8.0 billion           A-
XL Capital......................................    $   6.9 million      $   6.2 billion           A+

________
(1)A.M. Best ratings are as of December 31, 2004.

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

Through our institutional group, we provide discretionary and non-discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage alternative financial products such as structured finance products. Structured finance products include collateralized obligations such as collateralized debt obligations, or CDOs, backed by portfolios of public high yield bonds or commercial mortgage-backed or asset-backed securities.

Affiliated Asset Managers

We offer investment management services through our affiliated asset managers. We provide our affiliated asset managers with a consolidated platform of distribution support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the affiliates' products by assessing their performance, style consistency and the discipline with which they apply their investment process.

Our affiliated managers, and their respective styles, products and assets under management, are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                               Assets Under
                                                                                               Management at
    Affiliated Advisor/                                                                      December 31, 2004
    Ownership/Location                Investment Styles                  Products              (in billions)
---------------------------------------------------------------------------------------------------------------
GoodwinSM Capital Advisors(1),     Fixed Income –                  Mutual Funds
or Goodwin  / 100% /             Multi-Sector                    Institutional Accounts
Hartford, CT                                                     Structured Finance Products        $6.1
---------------------------------------------------------------------------------------------------------------
Seneca Capital Management        Equities –                      Mutual Funds
LLC, or Seneca / 68.4% /         Growth with Controlled Risk     Sponsored Managed Accounts
San Francisco, CA                Earnings-Driven Growth          Direct Managed Accounts
                                 Tax Sensitive Growth            Institutional Accounts
                                 Fixed Income –                  Structured Finance Products
                                 Value Driven                                                      $12.1
---------------------------------------------------------------------------------------------------------------
Kayne Anderson Rudnick           Equities –                      Sponsored Managed Accounts
Investment Management, LLC,      Quality at Reasonable Price     Direct Managed Accounts
or Kayne Anderson Rudnick /                                      Institutional Accounts
65.2% / Los Angeles, CA                                          Mutual Funds                      $10.4
---------------------------------------------------------------------------------------------------------------
Duff & Phelps Investment         Equities –                      Mutual Funds
Management Co., or DPIM /        REITs                           Sponsored Managed Accounts
100% / Chicago, IL               Large Cap Value                 Direct Managed Accounts
                                 Small Cap Core                  Institutional Accounts
                                 Fixed Income –                  Closed-end Funds
                                 Core                                                               $5.9
---------------------------------------------------------------------------------------------------------------
Engemann Asset Management,       Equities –                      Mutual Funds
INC.(1), or Engemann / 100% /     Classic Growth                  Sponsored Managed Accounts
Pasadena, CA                                                     Direct Managed Accounts
                                                                 Institutional Accounts             $3.8
---------------------------------------------------------------------------------------------------------------
OakhurstSM Asset Managers(1),      Equities –                      Mutual Funds
or Oakhurst / 100% /             Large Cap Value
Scotts Valley, CA                Large Cap Core                                                     $2.0
---------------------------------------------------------------------------------------------------------------
Walnut Asset Management LLC,     Equities –                      Direct Managed Accounts
or Walnut / 100% /               Relative Value                  Institutional Accounts
Philadelphia, PA                 Fixed Income –
                                 Quality Fixed Income                                               $0.8
---------------------------------------------------------------------------------------------------------------
Zweig Fund Group, or Zweig /     Equities/Fixed Income –         Mutual Funds
100% / New York, NY              Tactical Asset Allocation       Closed-end Funds
                                 Market Neutral
                                 Small Cap Value                                                    $1.3
---------------------------------------------------------------------------------------------------------------
Sub-advised Assets               Equities –                      Mutual Funds
                                 Mid-cap Value
                                 International                                                      $0.5
---------------------------------------------------------------------------------------------------------------
Total Third-Party Assets Under Management                                                          $42.9
---------------------------------------------------------------------------------------------------------------

(1) As of December 31, 2004, Goodwin and Oakhurst were divisions of Phoenix Investment Counsel, Inc., an indirect wholly-owned subsidiary of Phoenix Investment Partners. Effective January 1, 2005, Oakhurst became a division of Engemann.

Asset Management Products

         Private Client Products
Managed Accounts. We provide investment management services through participation in 52 intermediary managed account programs sponsored by various broker-dealers such as Merrill Lynch, Morgan Stanley and Salomon Smith
Barney. These programs enable the sponsor's client to select one or more of Phoenix Investment Partners'
affiliated asset managers as the provider of discretionary portfolio management services, in return for an asset-based fee paid by the client to the broker-dealer, which then pays a management fee to us. Seven of these programs include more than one of our affiliated asset managers. As of December 31, 2004, we managed 43,667 accounts relating to such intermediary managed account programs, representing approximately $9.0 billion of assets under management. In addition, we offer direct managed accounts, which are individual client accounts sold and administered by us. As of December 31, 2004, we managed 3,127 direct managed accounts representing
$4.5 billion of assets under management.

Mutual Funds. Our affiliated asset managers are investment advisors or sub-advisors to 39 open-end mutual funds, which had aggregate assets under management of $10.2 billion as of December 31, 2004. These mutual funds are available primarily to retail investors. Of these funds, 14 are included as investment choices to purchasers of our variable life and variable annuity products.

Closed-End Mutual Funds. We manage the assets of five closed-end funds, each of which is traded on the New York
Stock Exchange: DTF Tax-Free Income Inc.; Duff & Phelps Utility and Corporate Bond Trust Inc.; DNP Select
Income Inc.; The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. Our closed-end fund assets under management totaled $4.3 billion as of December 31, 2004.

         Institutional Products
Institutional Accounts. We have over 1,000 institutional clients, consisting primarily of medium-sized pension and profit sharing plans of corporations, government entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds. Our institutional assets under management totaled $12.0 billion as of December 31, 2004.

Structured Finance Products. We manage eight structured finance products. These products are collateralized obligations backed by portfolios of high yield bonds, emerging markets bonds and/or asset-backed securities.
Our structured bond products assets under management totaled $2.9 billion as of December 31, 2004.

Life Companies' General Accounts. Goodwin, in conjunction with Phoenix Life's portfolio management group, manages most of the assets of the Life Companies' general accounts. As of December 31, 2004, Phoenix Investment
Partners managed $13.2 billion of the Life Companies' assets. The assets under management, revenues and expenses associated with the general accounts are not included in the Asset Management segment.

Asset Management Assets under Management

The following table presents information regarding the third-party assets under management by Phoenix
Investment Partners for the years indicated:

                                                                          As of December 31,
Assets Under Management                                    ------------------------------------------------
($ amounts in millions)                                         2004             2003            2002
                                                           ---------------  --------------- ---------------
TOTAL
Deposits................................................    $    6,669.8     $    6,987.8    $   10,246.8
Redemptions and withdrawals.............................       (13,255.8)        (8,148.6)       (9,575.6)
Acquisitions(1)  and dispositions........................            --               --           7,422.0
Performance.............................................         2,923.0          5,788.1        (7,863.1)
Other...................................................           311.0           (202.1)         (118.3)
                                                           ---------------  --------------- ---------------
Change in assets under management.......................        (3,352.0)         4,425.2           111.8
Beginning balance.......................................        46,260.5         41,835.3        41,723.5
                                                           ---------------  --------------- ---------------
Ending balance..........................................    $   42,908.5     $   46,260.5    $   41,835.3
                                                           ===============  =============== ===============
INSTITUTIONAL PRODUCTS
Deposits................................................    $    2,743.9     $    2,974.7    $    4,312.6
Redemptions and withdrawals.............................        (5,750.9)        (3,452.2)       (4,480.0)
Acquisitions and dispositions...........................            --               --           1,507.7
Performance.............................................           997.2          2,304.3        (2,178.9)
Other(2) ................................................            37.5            (19.9)       (1,294.6)
                                                           ---------------  --------------- ---------------
Change in assets under management.......................        (1,972.3)         1,806.9        (2,133.2)
Beginning balance.......................................        16,866.5         15,059.6        17,192.8
                                                           ---------------  --------------- ---------------
Ending balance..........................................    $   14,894.2     $   16,866.5    $   15,059.6
                                                           ===============  =============== ===============
PRIVATE CLIENT PRODUCTS
Mutual Funds
Deposits................................................    $    1,816.0     $    1,744.8    $    1,513.1
Redemptions and withdrawals.............................        (2,301.9)        (2,039.8)       (2,379.2)
Performance.............................................           975.5          1,946.3        (2,406.0)
Other...................................................           273.5           (182.2)         (153.7)
                                                           ---------------  --------------- ---------------
Change in assets under management.......................           763.1          1,469.1        (3,425.8)
Beginning balance.......................................        13,735.6         12,266.5        15,692.3
                                                           ---------------  --------------- ---------------
Ending balance..........................................    $   14,498.7     $   13,735.6    $   12,266.5
                                                           ===============  =============== ===============
INTERMEDIARY MANAGED ACCOUNT PROGRAMS
Deposits................................................    $    1,637.1     $    2,064.3    $    4,116.9
Redemptions and withdrawals.............................        (4,177.4)        (2,362.1)       (2,317.9)
Acquisitions(1) .........................................            --               --           4,723.4
Performance.............................................           844.7          1,590.2        (2,902.9)
                                                           ---------------  --------------- ---------------
Change in assets under management.......................        (1,695.6)         1,292.4         3,619.5
Beginning balance.......................................        10,731.5          9,439.1         5,819.6
                                                           ---------------  --------------- ---------------
Ending balance..........................................    $    9,035.9     $   10,731.5    $    9,439.1
                                                           ===============  =============== ===============
DIRECT MANAGED ACCOUNTS
Deposits................................................    $      472.8     $      204.0    $      304.2
Redemptions and withdrawals.............................        (1,025.6)          (294.5)         (398.5)
Acquisitions(1) .........................................            --               --           1,190.9
Performance.............................................           105.6            (52.7)         (375.3)
Other(2) ................................................            --               --           1,330.0
                                                           ---------------  --------------- ---------------
Change in assets under management.......................          (447.2)          (143.2)        2,051.3
Beginning balance.......................................         4,926.9          5,070.1         3,018.8
                                                           ---------------  --------------- ---------------
Ending balance..........................................    $    4,479.7     $    4,926.9    $    5,070.1
                                                           ===============  =============== ===============
________
(1)Includes assets of $7.8 billion from Kayne Anderson Rudnick in 2002.
(2)Includes reclassification of certain Seneca funds from institutional products to direct managed of $1.3 billion.

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

As we continue to focus on the development of our distribution channels, we increasingly must compete with other providers of life insurance, annuity and private client products to attract and maintain relationships with productive distributors that have the ability to sell our products. In particular, our ability to attract distributors for our products could be adversely affected if for any reason our products became less competitive or concerns arose about our asset quality, financial strength or ratings.

Distribution

We maintain a broad range of distribution relationships. We seek to build relationships with distributors who are, or who have access to, advisors to the affluent and high-net-worth market. In May 2004, we disposed of our affiliated retail distribution channel to focus our distribution efforts on our non-affiliated distribution channels, in which we have a long history. We began to use non-affiliated distribution in 1954, primarily by selling life insurance products through agents of other companies.

Our distribution strategy is to increase sales of profitable products by increasing the number of producers selling Phoenix products within existing relationships, by offering a greater array of products through existing distribution sources and by developing new relationships.

Since 2002, we have focused on increasing the number of producers selling Phoenix products within existing relationships. In 2004, over 600 new producers wrote life insurance business with us, over 700 new producers wrote annuity business with us and over 10,900 new producers placed asset management business with us.

Since late 1999, we have significantly strengthened our wholesaling teams, in order to enhance our relationships with distributors in each of our product areas. As of December 31, 2004, we employed 63 life insurance wholesalers, 19 annuity wholesalers and 13 asset management wholesalers, compared to 42, one and 25, respectively, as of December 31, 1999.

We also engage in collaborative account development among our life insurance, annuity and asset management wholesalers through joint marketing presentations and specialized services to advisors. We believe having many of the same investment choices available in each of our product lines contributes to the success of our strategy.

State Farm. In 2001, we entered into an agreement with a subsidiary of State Farm Mutual Automobile Insurance
Company, or State Farm, to provide our life and annuity products and related services to State Farm's affluent and high-net-worth customers, through qualified State Farm agents. We are the only third-party provider of life and annuity products and services at State Farm. By the end of 2004, we had trained and certified approximately
10,474, or 92%, of State Farm's approximately 11,437 securities licensed agents to sell Phoenix products. Our relationship with State Farm gives us potential access to approximately 30% of the high-net-worth households in the United States. For 2004, State Farm ranked first among our distributors in the sale of life insurance and second in the sale of annuity products.

National and Regional Broker-Dealers. National and regional broker-dealers are brokerage firms that engage financial advisors as employees rather than as independent contractors. To meet the evolving wealth management needs of their customers, national and regional broker-dealers offer products from third-party providers such as Phoenix. Simultaneously, many of these firms are seeking to reduce the number of relationships they have with product providers in favor of those that offer a range of products together with services designed to support advisors' sales efforts. We believe our ability to offer a variety of life insurance, annuity and asset management products and services positions us to benefit from this trend. We have relationships across all product lines in many important distribution outlets that target the high-net-worth market including UBS, A.G.
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

         Affiliated Distribution

Effective as of May 31, 2004, Linsco/Private Ledger Financial Services, or LPL, purchased our affiliated retail distribution operations and as a result, we no longer have affiliated distribution channels. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or Griffith, and Main Street Management
Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. As of
December 31, 2004, LPL had successfully recruited about 45% of Griffith's representatives, representing approximately 50% of Griffith's total 2003 gross dealer concessions. Since the sale, the Company has pursued an expansion in its distribution relationship with LPL, adding life and annuity products to existing asset management offerings and recently commenced a plan to market these products through LPL and its more than 5,500 producers.

During 2004, 2003 and 2002, 6%, 15% and 11%, respectively, of total life insurance sales, as measured by new annualized and single premiums, were conducted through affiliated distribution sources. Annuity sales through affiliated distribution accounted for 18%, 18% and 35% of gross annuity deposits, excluding discontinued
products, during 2004, 2003 and 2002, respectively. In all three years, asset management sales through affiliate distribution accounted for 1% of sales.

         Institutional Products Distribution

We have an Institutional Marketing Group, or IMG, which markets our institutional product offerings to consultants and other institutional clients. There are experienced institutional salespeople at several of our affiliated asset managers, as well as specialists in products such as sub-advisory and defined contribution investment only retirement services who operate across the enterprise. IMG also provides coordinated marketing support and services.

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

    •   customized advice on estate planning, charitable giving planning, executive benefits and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance and variable annuity products. This staff includes three attorneys with an average of approximately 15 years' experience, who combine their advice with tailored presentations, educational materials and specimen legal documents;
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
The Venture Capital segment represented 1% of total investments and cash and cash equivalents as of both
December 31, 2004 and 2003. The carrying value of partnership investments in the Venture Capital segment was

$202.9 million as of December 31, 2004. The segment does not include venture capital investments held within
Phoenix Life's closed block.

Phoenix Life's venture capital investments are limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital. We currently have 110 partnership investments through
49 sponsors in our Venture Capital segment. We believe our long-standing relationships and history of consistent participation with many well-established venture capital sponsors gives us preferred access to attractive venture capital opportunities.

Historically, we viewed our venture capital investments as an opportunity to enhance returns on our participating life products. In the past, we allocated between 1% and 2% of Phoenix Life's annual investable cash flow to venture capital investments. Since 2002, we have made new venture capital commitments only in our closed block. In addition, in February 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $19.4 million ($5.1 million recorded in 2002 and $14.3 million recorded in 2003).

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Venture Capital segment financial information.

Corporate and Other Segment

The Corporate and Other segment includes: indebtedness; unallocated assets; liabilities and expenses; and
certain businesses not of sufficient scale to report independently. Corporate and Other also includes certain international operations. As of December 31, 2004, we had a total of $156.1 million in these international holdings. Among our international holdings was Aberdeen Asset Management PLC, or Aberdeen, a Scottish
investment management company with institutional and retail clients in the United Kingdom, as well as in continental Europe, Asia, Australia and the United States. At December 31, 2004, our ownership in Aberdeen stock was 16.5%. On January 14, 2005 we closed the sale of our equity holdings in Aberdeen for net proceeds of
$70.4 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 5 to our consolidated financial statements in this Form 10-K for more information.

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for
Corporate and Other segment financial information.

                                        General Development of Business

PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row,
Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our website is located at
www.PhoenixWealthManagement.com. (This and all other URLs are intended to be inactive textual references only.
They are not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, or Home Life, the company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company, or Phoenix Home Life.

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

The following chart illustrates our corporate structure as of December 31, 2004.

                                         --------------------------------
                                            THE PHOENIX COMPANIES, INC.
                                         --------------------------------
                                                       |
                              |-----------------------------------------------------|
                             100%                                                 100%
                     -------------------                                ------------------------
                         PHOENIX LIFE                                       PHOENIX INVESTMENT
                          INSURANCE                                         MANAGEMENT COMPANY,
                           COMPANY                                                  INC.
                     -------------------                                ------------------------
                              |                                                     |
                             100%                                                 100%
                     -------------------                           ----------------------------------------
                      PM HOLDINGS, INC.                                PHOENIX INVESTMENT PARTNERS, LTD.
                     -------------------                           ----------------------------------------
                              |                                                     |
                         Various %s                                            Various %s
                              |                                                     |
           --------------------------------------------           -------------------------------------------
             OTHER DOMESTIC AND FOREIGN SUBSIDIARIES                OTHER DOMESTIC AND FOREIGN SUBSIDIARIES
           --------------------------------------------           -------------------------------------------

At December 31, 2004, we employed approximately 1,500 people. We believe our relations with our employees are good.

Item 2.    Properties

Our executive headquarters consist of our main office building at One American Row and two other buildings in
Hartford, Connecticut. We own these buildings and occupy most of the space contained in them. In addition to these properties, we own offices in East Greenbush, New York for use in the operation of our business. In
February 2005, we entered into an agreement for the sale and short-term leaseback of the East Greenbush property with an anticipated relocation in 2006 of business functions currently located at that property to a site to be leased in the Albany area. In May 2004, we sold our offices in Enfield, Connecticut. Business functions from Enfield are being relocated to our existing Hartford offices. We also lease office space within and out of the United States as needed for our operations.

Item 3.    Legal Proceedings

General

We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or taxpayer. Several current proceedings are discussed below. In additional, state regulatory bodies, the Securities and Exchange
Commission, or SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. For example, during 2003 and 2004, the New York State Insurance Department conducted its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and the SEC conducted examinations of certain Phoenix Life variable products and certain
Phoenix Life affiliated investment advisors and mutual funds. The New York State Insurance Department's report, for the five-year period ending December 31, 2002, was recently received. It cited no material violations. In
2004, the NASD also commenced examination of Phoenix broker-dealers, which is ongoing. The NASD recently notified the Company of apparent violations by one of our broker-dealer subsidiaries of certain trade reporting requirement. The Company is developing its response. We continue to actively cooperate with these regulators.

Federal and state regulatory authorities from time to time make inquiries and conduct examinations regarding compliance by Phoenix Life and its subsidiaries with securities and other laws and regulations affecting their registered products. The Company endeavors to respond to such inquiries in an appropriate way and to take corrective action if warranted. Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Our products entitle us to impose restrictions on transfers between separate account sub-accounts associated with our variable products.

The Boston District Office of the SEC recently completed a compliance examination of certain of the Company's affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940.
Following the examination, the staff of the Boston District Office issued a deficient letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances. A third party has been retained to assist the Company in preparing the analysis. Until this analysis is completed, whether any of these affiliates of The Phoenix Companies, Inc. would be required to make any reimbursement payments and if so the amount thereof cannot be determined.

A number of companies have recently announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office. While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.

We recently received a subpoena from the Connecticut Attorney General's office requesting information regarding certain distribution practices since 1998. Over 40 companies received such a subpoena. We are cooperating fully.

These types of regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, or consideration of available insurance and reinsurance and the provision made in our consolidated financial statements. However, given the large or indeterminate amounts sought in certain of these matters and litigation's inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows.

Discontinued Reinsurance Business

During 1999, our Life Companies placed their remaining group accident and health reinsurance business into run-off, adopting a formal plan to terminate the related contracts as early as contractually permitted and not entering into any new contracts. As part of the decision to discontinue these reinsurance operations, we reviewed the run-off block and estimated the amount and timing of future net premiums, claims and expenses. We also purchased aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. On February 7, 2005 we notified the aggregate excess-of-loss reinsurer that we were exercising our option to commute this contract. The commutation will be effective during the second quarter of
2005. The effect of the commutation will not be material to our consolidated financial statements.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our aggregate excess-of-loss reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including coverage available from our aggregate excess-of-loss reinsurance and reserves for amounts recoverable from retrocessionaires, were $110.0 million and $185.0 million as of December 31, 2004 and
2003, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $60.0 million and $165.0 million as of December 31, 2004 and 2003, respectively. We did not recognize any gains or losses during the years 2004, 2003 and 2002.

See the Risks Related to Our Business section of Management's Discussion and Analysis as well as Note 17 to our consolidated financial statements in this Form 10-K for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                                    PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol "PNX". As of February
14, 2005, there were approximately 270,000 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June
25, 2001, in connection with Phoenix Life's demutualization on that date: 56,174,373 shares in 2001; 4,237 shares in 2002; 1,853 shares in 2003; and 54 shares in 2004. We issued these shares to policyholders in exchange for their membership interests without registration under the Securities Act of 1933 in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933.

In 2004, we also issued 43,334 restricted stock units, or RSUs, to 11 of our independent directors, without registration under that act in reliance on the exemption under Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.

Stock Price

The following table presents the intraday high and low prices for our common stock on the New York Stock
Exchange for the years 2004 and 2003. The closing price of our common stock at December 31, 2004 was $12.50.

                                                            2004                           2003
                                               -----------------------------  -----------------------------
                                                    High           Low             High           Low
                                               -------------- --------------  -------------- --------------

First Quarter................................   $     14.53    $     12.06     $      9.25    $      6.03
Second Quarter...............................   $     14.21    $     11.08     $      9.80    $      6.95
Third Quarter................................   $     12.34    $      9.51     $     12.10    $      8.60
Fourth Quarter...............................   $     12.60    $      9.47     $     12.65    $     10.26

Dividends

In 2004 and 2003, we paid a dividend of $0.16 per share to shareholders of record on June 14, 2004 and June 13,
2003, respectively. For a discussion of restrictions on our ability to pay dividends, see the Liquidity and
Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of
Operations.

Repurchases

We did not repurchase any shares of our common stock during the two years ended December 31, 2004.

Item 6.    Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years ended December 31,
2004 follows ($ amounts in millions, except earnings per share). We derived the balance sheet data for 2004 and
2003 and the income statement data for the years 2004, 2003 and 2002 from our consolidated financial statements in this Form 10-K. We derived the balance sheet data for 2002, 2001 and 2000 and the income statement data for the years 2001 and 2000 from audited consolidated financial statements not in this Form 10-K. We have reclassified certain amounts for prior years to conform with our 2004 presentation. Prior to June 25, 2001,
Phoenix Life was the parent company of our consolidated group. In connection with its demutualization, Phoenix
Life became a subsidiary and PNX became the parent company of our consolidated group.

We prepared the following financial data, other than statutory data, in conformity with accounting principles generally accepted in the United States, or GAAP. We derived the statutory data from the Annual Statements of our Life Companies filed with state insurance regulatory authorities and prepared it in accordance with statutory accounting practices prescribed or permitted by state insurance regulators, which vary in certain material respects from GAAP.

You should read the following in conjunction with Management's Discussion and Analysis of Financial Condition
and Results of Operations and our consolidated financial statements in this Form 10-K.

Selected Financial Data:
($ amounts in millions)                      2004           2003          2002           2001          2000
                                        -------------  ------------- ------------- -------------- -------------
Income Statement Data
Premiums...............................  $    990.6     $  1,042.2    $  1,082.0    $   1,112.7    $  1,147.4
Insurance and investment product fees..       534.9          500.9         493.8          469.7         559.1
Broker-dealer commission and
  distribution fee revenues............        56.9           81.5          85.0           96.3          97.3
Net investment income..................     1,075.7        1,107.4         940.5          882.9       1,131.9
Unrealized gain on trading equity
  securities...........................        85.9           --            --             --            --
Net realized investment gains
  (losses).............................        (0.8)         (98.5)       (133.9)         (84.9)         89.2
                                        -------------  ------------- ------------- -------------- -------------
Total revenues.........................  $  2,743.2     $  2,633.5    $  2,467.4    $   2,476.7    $  3,024.9
                                        =============  ============= ============= ============== =============
Total benefits and expenses............  $  2,606.0     $  2,653.7    $  2,671.0    $   2,738.8    $  2,867.1
                                        =============  ============= ============= ============== =============

Income (loss) from continuing
  operations...........................  $     86.3     $     (4.1)   $   (140.7)   $    (147.3)   $     96.0
Income (loss) from discontinued
  operations, net of income taxes......         0.1           (2.1)         (1.3)          (2.5)        (12.7)
                                        -------------  ------------- ------------- -------------- -------------
Income (loss) before cumulative effect
  of accounting changes................        86.4           (6.2)       (142.0)        (149.8)         83.3
Cumulative effect of accounting
  changes..............................        --             --          (130.3)         (65.4)         --
                                        -------------  ------------- ------------- -------------- -------------
Net income (loss)......................  $     86.4     $     (6.2)   $   (272.3)   $    (215.2)   $     83.3
                                        =============  ============= ============= ============== =============

Basic Earnings Per Share(1)
Income (loss) from continuing
  operations...........................  $     0.91     $    (0.04)   $    (1.44)   $     (1.41)   $     0.92
                                        =============  ============= ============= ============== =============
Net income (loss)......................  $     0.91     $    (0.07)   $    (2.78)   $     (2.06)   $     0.80
                                        =============  ============= ============= ============== =============

Diluted Earnings Per Share(1)
Income (loss) from continuing
  operations...........................  $     0.86     $    (0.04)   $    (1.44)   $     (1.41)   $     0.92
                                        =============  ============= ============= ============== =============
Net income (loss)......................  $     0.86     $    (0.07)   $    (2.78)   $     (2.06)   $     0.80
                                        =============  ============= ============= ============== =============

Dividends per share....................  $     0.16     $     0.16    $     0.16    $      --      $     --
                                        =============  ============= ============= ============== =============

Ratio of Earnings to Fixed Charges
Ratio of earnings to fixed charges(2) ..         1.7           --            --             --             1.8
Supplemental ratio of earnings to
  fixed charges - excluding interest
  credited on policyholder contract
  balances(3) ..........................         4.5           --            --             --             4.1

Balance Sheet Data
Cash and general account investments...  $ 17,334.6     $ 17,242.8    $ 16,812.8    $  14,400.4    $ 12,767.5
                                        =============  ============= ============= ============== =============
Total assets...........................  $ 28,362.6     $ 27,559.2    $ 25,235.9    $  22,535.9    $ 20,313.5
                                        =============  ============= ============= ============== =============
Indebtedness...........................  $    690.8     $    639.0    $    644.3    $     599.3    $    425.1
                                        =============  ============= ============= ============== =============
Total liabilities......................  $ 26,299.2     $ 25,588.8    $ 23,389.9    $  20,266.6    $ 18,341.6
                                        =============  ============= ============= ============== =============
Minority interest in net assets of
  consolidated subsidiaries............  $     41.0     $     22.6    $     19.2    $       1.2    $    130.7
                                        =============  ============= ============= ============== =============
Total stockholders' equity.............  $  2,022.4     $  1,947.8    $  1,826.8    $   2,307.8    $  1,840.9
                                        =============  ============= ============= ============== =============

Asset Management Segment
  Third-party assets under
    management.........................  $ 42,908.5     $ 46,260.5    $ 41,835.3    $  41,723.5    $ 47,391.9
                                        =============  ============= ============= ============== =============

Consolidated Statutory Data
Premiums, deposits and fees............  $  2,151.1     $  3,364.9    $  3,919.7    $   3,144.8    $  2,344.8
                                        =============  ============= ============= ============== =============
Net income (loss)......................  $     46.3     $    (26.0)   $   (130.7)   $     (66.0)   $    266.1
                                        =============  ============= ============= ============== =============
Capital and surplus(4).................   $    814.6     $    762.4    $    861.4    $   1,149.8    $  1,322.8
Asset valuation reserve, or AVR(5).....        221.2          200.0         147.8          223.4         560.4
                                        -------------  ------------- ------------- -------------- -------------
Capital, surplus and AVR...............  $  1,035.8     $    962.4    $  1,009.2    $   1,373.2    $  1,883.2
                                        =============  ============= ============= ============== =============

                                                      21

_________

(1) We calculated earnings per share for each of the two years from 2000 through 2001 on a pro forma basis, based on 104.6 million weighted-average shares outstanding. The pro forma weighted-average shares outstanding calculation for 2001 is based on the weighted-average shares outstanding for the period from the demutualization and IPO to the end of the year.
(2) Due to our losses during 2003, 2002 and 2001, the ratio of earnings to fixed charges for those years was less than 1:1. We would need $11.4 million, $113.6 million and $131.6 million in additional earnings for the years 2003, 2002 and 2001, respectively, to achieve a 1:1 coverage ratio.
(3) Due to our losses during 2003, 2002 and 2001, the ratio coverages, excluding interest credited on policyholder contract balances, were less than 1:1. We would need $11.4 million, $113.6 million and $131.6 million in additional earnings for the years 2003, 2002 and 2001, respectively, to achieve a 1:1 coverage ratio.
(4) In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix
   Life's capital and surplus includes $205.2 million and $175.0 million principal amount of surplus notes outstanding at December 31, 2004 and 2003, respectively.
(5) The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

                                           FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. The Phoenix Companies, Inc., or the Company, intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management's beliefs about, the Company's future strategies, operations and financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "should" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets;
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

                                         RISKS RELATED TO OUR BUSINESS

Poor relative investment performance of some of our equity asset management strategies has led to material redemptions which have reduced assets under management and revenues. We could have continued underperformance and outflows.

In 2004, 61% of third-party assets under management underperformed against their respective one-year benchmarks. Partly as a result, our asset management business experienced net outflows of $6.6 billion during the year. This poor relative performance could continue, which could result in lower assets under management and lower revenues.

Poor performance of the equity markets could adversely affect sales and assets under management of our asset management, variable universal life and variable annuity products, as well as the performance of our Venture
Capital segment and potential future pension plan funding requirements.

The United States equity markets can be volatile and experience both periods of strong growth and of substantial declines.

There are four ways in which equity market declines and volatility have affected, or have the potential to affect, us negatively.

    •    First, because the fee revenues of our asset management and, to a lesser degree, variable products businesses are based on the value of assets under our management, poor performance of the equity markets limits our fee revenues by reducing the value of the assets we manage.
    •    Second, returns on venture capital investments are correlated with the performance of the equity markets. During the severe market declines of 2002 and 2001, our venture capital investments decreased our income from continuing operations by $38.5 million and $54.9 million, respectively. If equity markets decline, we could again experience losses in our venture capital investments.
    •    Third, the funding requirements of our pension plan are dependent on the performance of the equity markets. As of December 31, 2004, the portfolio funding the Company's pension plan consisted of 67%
         equities. In a severe market decline, the value of the assets supporting the pension plan would decrease, increasing the requirement for future funding. This funding requirement would increase expenses and decrease the earnings of the Company.
    •    Fourth, significant market volatility or declines could cause potential purchasers of our products to refrain from investing, and current investors to withdraw from the markets or reduce their level of investment. We cannot estimate the impact of prior market declines on our sales.

Changes in interest rates could harm cash flow and profitability in our life and annuity businesses.

Our life insurance and annuity businesses are sensitive to interest rate changes. In periods of increasing interest rates, life insurance policy loans and surrenders and withdrawals could increase as policyholders seek investments with higher perceived returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses.

Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem mortgages and bonds in our investment portfolio so that we might have to reinvest those proceeds in lower interest-bearing investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries.
There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on factors such as our financial strength, the quality of our products and on the services we provide to, and the relationships we develop with, these distributors. Our distributors are generally free to sell products from a variety of providers, which makes it important for us to continually offer distributors products and services they find attractive. We may not be able to establish or maintain satisfactory relationships with distributors if our products or services do not meet their needs. Accordingly, our revenues and profitability would suffer.

Downgrades to PNX's debt ratings and Phoenix Life's financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and earnings from certain of our life insurance products and increase our future borrowing costs.

Rating agencies assign Phoenix Life financial strength ratings, and assign us debt ratings, based in each case on their opinions of the relevant company's ability to meet its financial obligations.

Financial strength ratings reflect a rating agency's view of an insurance company's ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. The current financial strength and debt ratings are set forth in the chart below.

                                           Financial Strength Rating              Senior Debt Rating
      Rating Agency                             of Phoenix Life                          of PNX
      ---------------------------         ---------------------------          --------------------------

      A.M. Best Company, Inc.             A ("Excellent")                      Bbb+ ("Adequate")

      Fitch                               AA- ("Very Strong")                  A- ("Strong")

      Standard & Poor's                   A ("Strong")                         BBB ("Good")

      Moody's                             A3 ("Good")                          Baa3 ("Adequate")

Moody's and Standard & Poor's each have a stable outlook for our ratings, while A.M. Best and Fitch have a negative outlook.

Any rating downgrades may result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

Downgrades may also trigger defaults or repurchase obligations.

Downgrades could adversely affect our reputation and, hence, our relationships with existing distributors and our ability to establish additional distributor relationships. If this were to occur, we might experience a decline in sales of certain products and the persistency of existing customers. At this time, we cannot estimate the impact on sales or persistency. A significant decline in our sales or persistency could have a material adverse effect on our financial results.

We might need to fund deficiencies in our closed block, which would result in a reduction in net income and could result in a reduction in investments in our on-going business.

We have allocated assets to our closed block to produce cash flows that, together with additional revenues from the closed block policies, are reasonably expected to support our obligations relating to these policies. Our allocation of assets to the closed block was based on actuarial assumptions about our payment obligations to closed block policyholders and the continuation of the non-guaranteed policyholder dividend scales in effect for 2000, as well as assumptions about the investment earnings the closed block assets will generate over time.
Since such assumptions are to some degree uncertain, it is possible that the cash flows generated by the closed block assets and the anticipated revenues from the policies included in the closed block will prove insufficient to provide for the benefits guaranteed under these policies even if the non-guaranteed policyholder dividend scale were to be cut. If this were to occur, we would have to fund the resulting shortfall from assets outside of the closed block, which could adversely affect our profitability.

The independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients could terminate their contracts with us. This would reduce our investment management fee revenues.

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

The termination of any of the above agreements relating to material portion of assets under management would adversely affect our investment management fee revenues and could require us to impair the goodwill or intangible assets associated with our asset management partners.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees.
Competition in the job market for professionals such as securities analysts, portfolio managers, sales personnel and actuaries is generally intense. In general, our employees are not subject to employment contracts or non-compete agreements.

Goodwill or intangible assets associated with our Asset Management business could become impaired requiring a non-cash charge to earnings in the event of significant market declines, net outflows of assets, changes in investment management contracts or the departure of key employees.

As of December 31, 2004, our Asset Management business had $725.3 million in goodwill and intangible assets associated with our various partners. The amount of goodwill and intangible assets on our balance sheet is supported by the assets under management and the related revenues of each of the partners. It might be necessary to impair those assets if:

    •    we experienced a drop in assets under management due to a significant market decline or continued
         outflows such as in 2004 when we had net outflows of $6.6 billion;
    •    a material investment management contract, such as one with one of our mutual funds, were terminated, in this case by the independent trustees; or
    •    certain key employees at our Asset Management partners left the Company, which could cause outflows as clients opt to withdraw their funds following such departures.

We face strong competition in our businesses from mutual fund companies, banks, Asset Mmanagement firms and other insurance companies. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in each of our businesses, comprising life insurance, annuities and asset management. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the United States by international companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. Further, national banks, with their pre-existing customer bases for financial services products, may compete with insurers as a result of the Gramm-Leach-Bliley Act of 1999, which permits mergers among commercial banks, insurers and securities firms under one holding company.

We could have material losses in the future from our discontinued reinsurance business.

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts. We also purchased aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. On February 7, 2005 we notified the aggregate excess-of-loss reinsurer that we were exercising our option to commute this contract.
The commutation will be effective during the second quarter of 2005. The effect of the commutation will not be material to our consolidated financial statements.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our aggregate excess-of-loss reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total reserves, including coverage available from our reinsurance and reserves for amounts recoverable from retrocessionaires, were $110.0 million as of
December 31, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $60.0 million as of December 31, 2004.

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

Some of the Bush administration's legislative proposals would reduce or eliminate the benefit of deferral of taxation for our insurance and annuity products. In addition, legislation eliminating or modifying either the federal estate tax or the federal taxation of investment income could adversely affect sales of and revenues from our life and annuity products.

The attractiveness to our customers of many of our products is due, in part, to favorable tax treatment.
Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. In 2003, the tax rate on long-term capital gains and certain dividend income was reduced until 2008. President Bush's 2006 budget proposal would make these rate reductions permanent. If this happens, it could have a negative impact on our sales and revenues. In addition,
President Bush has indicated that fundamental changes to the Internal Revenue Code of 1986, as amended, or the
Code, are among his legislative priorities for his second term. These changes might include the adoption of a flat tax, value-added tax or similar alternative structure, modifications to Social Security, the creation of new and expanded vehicles for tax-exempt savings and lower taxes on investment income. The impact of these proposals, if enacted, cannot reasonably be estimated.

Some of our life insurance products are specifically designed and marketed as policies that help a decedent's heirs to pay estate tax. Legislation enacted in the spring of 2001 increased the size of estates exempt from the federal estate tax, phased in reductions in the estate tax rate between 2002 and 2009 and repealed the estate tax entirely in 2010. This legislation, despite its reinstatement of the estate tax in 2011, could have a negative effect on our revenues from the sale of estate planning products. President Bush and members of
Congress have expressed a desire to modify the existing legislation, which could result in faster or more complete reduction or repeal of the estate tax.

Changes in insurance and securities regulation could affect our profitability by imposing further restrictions on the conduct of our business.

Our life insurance and annuity businesses are subject to comprehensive state regulation and supervision throughout the United States. State insurance regulators and the National Association of Insurance
Commissioners, or the NAIC, continually reexamine existing laws and regulations, and may impose changes in the future that put further regulatory burdens on us, thereby increasing our costs of doing business or otherwise harm our business. This could have a material adverse affect on our results of operations and financial condition.

The United States federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in areas which include employee benefit plan regulation, financial services regulation and federal taxation and securities laws could significantly affect each of our businesses, most notably our costs.

We and some of the policies, contracts and other products that we offer are subject to various levels of regulation under the federal securities laws administered by the SEC as well as regulation by those states and foreign countries in which we provide investment advisory services, offer products or conduct other securities-related activities. We could be restricted in the conduct of our business for failure to comply with such laws and regulations. Future laws and regulations, or the interpretation thereof, could have a material adverse effect on our results of operations and financial condition by increasing our expenses in order to comply with these regulations.

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews our consolidated financial condition at December 31, 2004 and
2003; our consolidated results of operations for the years 2004, 2003 and 2002; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with "Selected
Financial Data" and our consolidated financial statements in this Form 10-K.

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

We manufacture our products through two operating segments — Life and Annuity and Asset Management — which include three product lines — life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, term life insurance, and a range of variable annuity offerings. Asset Management comprises two lines of business —
private client and institutional.

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

Through our institutional group, we provide discretionary and non-discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage alternative financial products such as structured finance products. Structured finance products include collateralized obligations such as collateralized debt obligations, or CDOs, backed by portfolios of public high yield bonds, commercial mortgage-backed or asset-backed securities.

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
         •   ability to select appropriate underwriting risks;
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

Prior to Phoenix Life's demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of December 31, 2004, 74.0% of our life insurance reserves were for participating policies. As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividends expense was $404.7 million during 2004, $418.8 million during 2003 and $401.8 million during 2002.

Our sales and financial results over the last several years have been affected by demographic, industry and market trends. The baby boom generation has begun to enter its prime savings years. Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their postretirement financial needs. Product preferences have shifted between fixed and variable options depending on market and economic conditions. Our balanced product portfolio including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts, is well positioned to meet this shifting demand.

Discontinued Operations

During 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust Company.
The effect of this transaction is not material to our consolidated financial statements. Phoenix National Trust
Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

In 1999, we discontinued our reinsurance operations. See Note 14 to our consolidated financial statements in this Form 10-K for detailed information regarding our discontinued operations.

Recent Acquisitions and Dispositions

Life and Annuity

On October 25, 2004, we entered into an agreement with Friends Provident plc, or Friends Provident, to sell our
12% interest in Lombard International Assurance S.A., or Lombard, and to relinquish our notes receivable from
Lombard's affiliate, Insurance Development Holdings A.G., or IDH. This transaction closed on January 11, 2005 for consideration of $59.0 million and, under the terms of the sale, we may be entitled to additional consideration, in the form of cash, based on Lombard's financial performance through 2006. We currently expect to recognize an after-tax realized gain of between $7.0 million and $10.0 million in the first quarter of 2005 related to our sale of Lombard.

During the second quarter of 2004, we sold our retail affiliated broker-dealer operations to LPL. As part of the transaction, advisors affiliated with Griffith and Main Street had the opportunity to move to LPL as independent registered representatives. As of December 31, 2004, LPL had successfully recruited about 45% of
Griffith's total representatives, representing about 50% of Griffith's total gross dealer concessions. As of
December 31, 2004, we have not determined the ultimate persistency of the business written by these advisors, but our experience through that date shows no material deterioration, reflecting the quality of our in-force products and the professionalism of these advisors. As part of this transaction, we are expanding our distribution relationship with LPL, adding life and annuity products to our existing asset management offerings, and we have recently commenced a marketing plan to position these products within LPL and its more than 5,500 producers.

Revenues net of eliminations and direct expenses net of deferrals and certain transaction related costs included in our consolidated financial statements related to our retail affiliated broker-dealer operations sold during 2004 are as follows:

                                                                             Year Ended December 31,
Revenues and Direct Expenses Of                                         ----------------------------------
Retail Affiliated Broker-dealer Operations:                                2004         2003       2002
($ amounts in millions)                                                 ----------  ----------- ----------
Insurance and investment product fees revenues, net of eliminations..... $   32.0   $   60.8    $   61.8
Direct other operating expenses, net of deferrals.......................     38.7       72.8        74.4

During 2004, we incurred a $3.6 million after-tax charge for an impairment of goodwill related to Main Street, offset by a $2.7 million after-tax gain on the sale of the broker-dealer operations. Both the charge and the gain were recorded to realized investment gains and losses. In addition, we incurred a $10.2 million after-tax charge related to lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting in connection with employee benefit plans.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $86.5 million to the selling shareholders, including
$10.0 million during 2005 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During the year ended December 31,
2004, we paid $3.0 million under this obligation.

In 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation). See Note 3 to our consolidated financial statements in this Form 10-K for further information regarding the acquisition of Valley Forge Life Insurance Company.

Asset Management

In March 2004, we acquired the remaining minority interests in Walnut Asset Management LLC and Rutherford Brown
& Catherwood, LLC for $2.1 million. This additional purchase price was accounted for as a step-acquisition by
Phoenix Investment Partners and was allocated to goodwill and definite-lived intangible assets, accordingly.

In 2002 we acquired a 60% equity interest in Kayne Anderson Rudnick, LLC, or Kayne Anderson Rudnick, for $102.4
million. This acquisition was accounted for using the purchase method under FASB Statement No. 141, Business
Combinations, or SFAS 141. In connection with this acquisition, the Acquisition Agreement and the related
Amended and Restated Operating Agreement resulted in the creation of mandatorily redeemable noncontrolling interests, or noncontrolling interests, representing 40% of Kayne Anderson Rudnick's members' interests held by certain of its members. Certain of these noncontrolling interests in Kayne Anderson Rudnick have scheduled redemption dates (5% at each date) as of December 31, 2004, 2005, and 2006, at a price based upon operating results of Kayne Anderson Rudnick for the year then ended. These 15% noncontrolling interests, as well as the remaining 25% of Kayne Anderson Rudnick's noncontrolling interests, are mandatorily redeemable upon death of a member and, as such, are reported as a liability on our consolidated balance sheet in accordance with FASB
Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity, or SFAS 150. Separate agreements in connection with the 25% noncontrolling interests held by certain
Kayne Anderson Rudnick's members give the noncontrolling interest-holders the right to require Phoenix
Investment Partners to redeem all or a part of their noncontrolling interest at specified future dates and at a price determined based upon operating results of Kayne Anderson Rudnick. Conversely, the terms of these agreements also give Phoenix Investment Partners the right to redeem the outstanding minority interests at the same price as the noncontrolling interest-holder may exercise its right to sell. These agreements may expire unexercised should Kayne Anderson Rudnick's operating results decline from the initial measurement date.

In addition to the initial cost of the purchase of Kayne Anderson Rudnick, in the first quarter of 2004 we made a payment of $30.1 million in contingent consideration, which was based upon management fee revenues for the purchased business through the end of 2003. Phoenix Investment Partners had accrued for this payment as of
December 31, 2003 and allocated it entirely to goodwill.

In January 2004, one member of Kayne Anderson Rudnick accelerated his portion of the 15% noncontrolling interest redemption, at which time we acquired an additional 0.3% of the company. Phoenix Investment Partners has accrued $11.4 million related to the remaining 4.9% redemption required as of December 31, 2004, has accounted for this payment as a step-acquisition and has allocated the purchase price to goodwill and definite-lived intangible assets, accordingly. The two remaining 4.9% noncontrolling interest redemptions will be accounted for as step-acquisitions as the purchase price contingency resolves.

During 2004, we purchased a contract to manage the assets of the FMI Sasco Contrarian Value Fund, an open-end mutual fund. This transaction is not material to our consolidated financial statements.

Corporate and Other

During 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd., our India-based information technology subsidiary, and essentially all of the assets of its United States affiliate, Phoenix Global
Solutions, Inc., to Tata Consultancy Services Limited, a division of Tata Sons Ltd. This transaction is not material to our consolidated financial statements.

In January 2005, we sold our equity interest in Aberdeen for net proceeds of $70.4 million as further described in Notes 1 and 5 to our consolidated financial statements in this Form 10-K.

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

Recently Issued Accounting Standards

Share-Based Payment: On December 16, 2004, the Financial Accounting Standards Board, or the FASB, issued FASB
Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.
Accordingly, we do not expect our adoption of SFAS 123(R) to have a material effect on our consolidated financial statements.

Other-Than-Temporary Impairments: Portions of Emerging Issues Task Force Abstract EITF 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1, are effective for fiscal periods beginning after June 15, 2004. EITF 03-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires additional financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, are not anticipated to have a material effect on our consolidated financial statements. The effective date of certain portions of EITF 03-1 has been delayed pending further interpretive guidance. Because significant uncertainty remains surrounding what form the guidance will ultimately take, we cannot predict what effect, if any, adoption of the pending portions will have on our consolidated financial statements.

Postretirement Benefits: On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and
Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,
or the FSP. For employers that sponsor postretirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, the FSP requires any effects of the anticipated federal tax subsidy related to those drug benefits be treated as an actuarial gain. The effect of our adoption of the FSP is not material to our consolidated financial statements.

Effective July 1, 2003, we adopted SFAS 150. The effect of our adoption was to reclassify the mandatorily redeemable noncontrolling interests related to our asset management subsidiaries from "minority interest" to
"other liabilities" in our consolidated balance sheet. In addition, within our consolidated statement of operations, we reclassified earnings attributed to those interests from the caption "minority interest in net income of subsidiaries" to "other operating expenses." These changes in presentation were not material to our consolidated financial statements.

Accounting Changes

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
statements.

Variable Interest Entities. A new accounting standard was issued in January 2003 that interprets the existing standard on consolidation. This new accounting standard was revised and reissued in December 2003 as FIN 46(R),
Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46(R). It clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). As of December 31, 2003, we adopted FIN 46(R) for special purpose entities, or SPEs, where we may hold a variable interest. Our adoption of FIN 46(R) resulted in no additional variable interest entities being consolidated by us.

In accordance with previous guidance, we continue to consolidate certain collateralized obligation trusts, or
CDOs, which we sponsor.

Effect of Consolidation of Certain CDOs on
Consolidated Financial Statements:                                 2004           2003            2002
($ amounts in millions)                                       -------------- --------------  --------------
Decrease in net income or increase in net loss..............   $     (12.9)   $      (2.4)    $     (26.3)
                                                              ============== ==============  ==============
Reduction in stockholder's equity...........................   $     (67.5)   $     (77.3)    $    (204.9)
                                                              ============== ==============  ==============

The above non-cash charges to earnings and stockholders' equity primarily relate to realized and unrealized investment losses within the CDOs. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations mature between 2011 through 2014 but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.

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

Stock-based Compensation: A new standard was issued by the FASB in December 2002 which amends an existing standard on accounting for stock-based compensation. The new standard provides methods of transition for a voluntary change to fair value accounting for stock-based compensation. We adopted fair value accounting for stock-based compensation in 2003 using the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002. See Note 11 to our consolidated financial statements in this Form 10-K for additional disclosure on the requirements of the new standard as it relates to our business.

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

    •    Deferred Policy Acquisition Costs and Present Value of Future Profits
         The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our 1997 acquisition of the Confederation Life business, we recognized an asset for the present value of future profits representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs.

         We amortize deferred acquisition costs and present value of future profits based on the related policy's classification. For individual participating life insurance policies, deferred acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred acquisition costs and present value of future profits are amortized in proportion to estimated gross profits. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

         The amortization of deferred acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. Significant assumptions include those concerning expenses, investment performance, mortality and policy cancellations (i.e., lapses, withdrawals and surrenders). These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.
         Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred acquisition cost balances.

         We regularly evaluate our estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of estimated gross profits include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the estimated gross profits related to our variable annuity and variable and interest-sensitive life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% for the variable annuity business and 6.9% for the variable life business at December 31, 2004.

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

         Fair Value of General Account Fixed Maturity Securities             As of December 31, 2004
         by Pricing Source:                                             -----------------------------------
         ($ amounts in millions)                                             Fixed
                                                                           Maturities        % of Total
                                                                          At Fair Value      Fair Value
                                                                        ----------------- -----------------

         Priced via independent market quotations.....................   $     10,904.4          80.9%
         Priced via matrices..........................................          2,149.5          16.0%
         Priced via broker quotations.................................            298.6           2.2%
         Priced via other methods.....................................            119.3           0.9%
         Short-term investments*......................................              4.5            --%
                                                                        ----------------- -----------------
         Total........................................................   $     13,476.3         100.0%
                                                                        ================= =================
         *Short-term investments are valued at amortized cost, which approximates fair value.

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

    •    Valuation of Investments in Venture Capital Partnerships
         We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the earnings for any lag in reporting. To estimate the net equity in earnings of the venture capital partnerships for each quarter, we developed a methodology to estimate the change in value of the underlying investee companies in the venture capital partnerships. For public investee companies, we use quoted market prices at the end of each quarter, applying liquidity discounts to these prices in instances where such discounts were applied in the underlying partnerships' financial statements. For private investee companies, we apply a public industry sector index to estimate changes in valuations each quarter. We apply this methodology consistently each quarter with subsequent adjustments to reflect market events reported by the partnerships (e.g., new rounds of financing, initial public offerings and write-downs by the general partners). Our methodology recognizes both downward and upward adjustments in estimated values based on the indices, but when the general partner reduces the value of a private investee company, we do not adjust the fair value upward (by applying the public sector index) in excess of the most recent value reported by the general partner. Finally, we revise the valuations we have assigned to the investee companies annually to reflect the valuations in the audited financial statements received from the venture capital partnerships. Adjustments to the valuation of these companies to reflect reported valuations in the audited financial statements received from the venture capital partnerships will be reflected in our financial statements when received in the first and second quarters of 2005.

         The estimation process for valuing the private investee companies is inherently less precise than the estimation process for valuing public company investees. For private investee companies, we employ a sector index based on biotechnology, telecom, computer and healthcare indices as a proxy for estimating changes in fair value of individual private investee companies that will not necessarily match the underlying changes in fair value of an individual private investee company. Based on our experience, we have found that such indices represent a reasonable basis for estimating the fair value of an investee company during a period of deteriorating public equity markets such as that experienced in 2002. However, we believe this method is less reliable in rising markets such as that experienced in 2003 and 2004 relative to general partner valuations. Specifically, our experience indicates that upward revisions of valuations by the general partners for private company investees tend to lag increases in public equity markets as general partner valuations typically will be revised upward based on company specific liquidity events including new rounds of financing, mergers and acquisitions and initial public offerings.

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

         We have elected to file a consolidated federal income tax return for 2004 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or the IRS, to segregate our companies into two groups: life insurance companies and non-life insurance companies.

         We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group. These limitations affect the amount of any operating loss carryforwards that we have recorded in our deferred tax assets now or in the future.

         As of December 31, 2004, we had deferred tax assets of $51.6 million related to net operating losses for federal income tax purposes and $7.9 million for state income tax purposes. The related federal net operating losses are scheduled to expire as follows: $61.2 million in 2017, $12.5 million in 2018,
         $1.1 million in 2019, $1.8 million in 2022, $33.5 million in 2023 and $44.8 million in 2024. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $29.8 million in 2012 and 2013 and $72.0 million in 2019 through 2023. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $7.9 million and a $4.6 million valuation allowance at the end of 2004 and 2003, respectively, relative to the state net operating loss carryforwards.

         We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2004 and 2003 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

         Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. The IRS has examined our consolidated group's federal income tax returns through 2001. The IRS is currently examining our federal income tax returns for 2002 and 2003. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded in other liabilities on the balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. During
         2004 we recognized a $5.7 million favorable tax benefit as a result of the favorable resolution of certain tax matters with the IRS.

         See Note 10 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

    •    Pension and other Postemployment Benefits
         See Note 11 to our consolidated financial statements in this Form 10-K for more information on our pension and other postemployment benefits.

Consolidated Results of Operations

Summary Consolidated Financial Data:                    Year Ended December 31,                 Changes
($ amounts in millions, except per share data)  --------------------------------------  -----------------------
                                                    2004          2003        2002        2004/03     2003/02
                                                ------------  ------------ -----------  ----------- -----------

REVENUES
Premiums.....................................    $   990.6     $ 1,042.2    $ 1,082.0     $  (51.6)  $   (39.8)
Insurance and investment product fees........        534.9         500.9        493.8         34.0         7.1
Broker-dealer commission and
  distribution fee revenues..................         56.9          81.5         85.0        (24.6)       (3.5)
Investment income, net of expenses...........      1,075.7       1,107.4        940.5        (31.7)      166.9
Unrealized gain on trading equity securities.         85.9          --           --           85.9        --
Net realized investment gains (losses).......         (0.8)        (98.5)      (133.9)        97.7        35.4
                                                ------------  ------------ ------------  ----------- ----------
Total revenues...............................      2,743.2       2,633.5      2,467.4        109.7       166.1
                                                ------------  ------------ ------------  ----------- ----------

BENEFITS AND EXPENSES
Policy benefits, excluding
  policyholder dividends.....................      1,422.2       1,454.0      1,436.1        (31.8)       17.9
Policyholder dividends.......................        404.7         418.8        401.8        (14.1)       17.0
Policy acquisition cost amortization.........        110.2          94.1         59.2         16.1        34.9
Intangible asset amortization................         33.8          33.2         32.5          0.6         0.7
Intangible asset impairments.................         --            --           66.3         --         (66.3)
Interest expense on indebtedness.............         40.8          39.6         31.4          1.2         8.2
Interest expense on non-recourse
  collateralized obligations.................         33.6          48.9         30.5        (15.3)       18.4
Other operating expenses.....................        560.7         565.1        613.2         (4.4)      (48.1)
                                                ------------  ------------ ------------  ----------- ----------
Total benefits and expenses..................      2,606.0       2,653.7      2,671.0        (47.7)      (17.3)
                                                ------------  ------------ ------------  ----------- ----------
Income (loss) before income taxes, minority
  interest, equity in earnings of affiliates and
  cumulative effect of accounting changes....        137.2         (20.2)      (203.6)       157.4       183.4
Applicable income taxes (benefit)............         40.5         (18.3)       (58.8)        58.8        40.5
                                                ------------  ------------ ------------  ----------- ----------
Income (loss) from continuing operations
  before minority interest, equity in earnings
  of affiliates and cumulative effect of
  accounting changes.........................         96.7          (1.9)      (144.8)        98.6       142.9
Minority interest in net income
  of consolidated subsidiaries...............         --            (0.4)        (0.5)         0.4         0.1
Equity in undistributed earnings (loss)
   of affiliates.............................        (10.4)         (1.8)         4.6         (8.6)       (6.4)
                                                ------------  ------------ ------------  ----------- ----------
Income (loss) from continuing operations.....         86.3          (4.1)      (140.7)        90.4       136.6
Income (loss) from discontinued operations...          0.1          (2.1)        (1.3)         2.2        (0.8)
                                                ------------ ------------ ------------  -----------  ----------
Income (loss) before cumulative effect of
  accounting changes.........................         86.4          (6.2)      (142.0)        92.6       135.8
Cumulative effect of accounting changes......         --            --         (130.3)        --         130.3
Net income (loss)............................    $    86.4     $    (6.2)   $  (272.3)    $   92.6   $   266.1
                                                ============  ============ ============  =========== ==========

Earnings (loss) per share:
 Basic.......................................    $    0.91     $   (0.07)   $   (2.78)     $   0.98   $    2.71
                                                ============  ============ ============  =========== ===========
 Diluted.....................................    $    0.86     $   (0.07)   $   (2.78)     $   0.93   $    2.71
                                                ============  ============ ============  =========== ===========

Weighted-average common shares
  outstanding................................         94.7          94.2         97.9           0.5        (3.7)
                                                ============  ============ ============  =========== ===========

Weighted-average common shares outstanding
  and dilutive potential common shares.......        100.8          94.2         97.9           4.2        (1.3)
                                                ============  ============ ============  =========== ===========

Executive Overview and Outlook

Full year 2004 net income of $86.4 million, or $0.86 per diluted share, is substantially improved from 2003 net loss of $6.2 million, or $0.07 per diluted share and 2002 net loss of $272.3 million, or $2.78 per share as a result of higher operating earnings from our Life and Annuity and Asset Management businesses, higher net investment gains and a lower effective tax rate, somewhat offset by lower earnings from venture capital in 2004 as compared to 2003, and a higher loss from Corporate and Other segment. Full year 2004 net income includes a net $41.2 million after-tax gain on our equity investment in Aberdeen, a $6.4 million after-tax charge related to the fourth quarter tender of $144.8 million in surplus notes, and net after-tax restructuring charges of
$21.9 million, principally related to severance and other transition costs related to the sale of our Life and
Annuity retail affiliated distribution operations and the outsourcing of our information technology infrastructure to with Electronic Data Systems, or EDS. Full year 2003 net income includes a $55.0 million after-tax charge for the impairment of our equity investment in Aberdeen and after-tax restructuring charges of
$8.5 million principally related to employee severance costs, while full year 2002 net income includes after-tax restructuring charges of $28.5 million and a $192.6 million after-tax writedown of goodwill related to the adoption of new accounting for goodwill and an impairment charge. Finally, full year 2004 results include $12.9 million of realized investment losses related to CDOs consolidated by us under FIN 46(R), which will reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. Full year
2003 and 2002 results include a $2.4 million and $26.3 million, respectively, in realized losses related to these CDOs consolidated under FIN 46(R).

Total segment income for 2004 of $80.6 million, or $0.80 per diluted share, is substantially improved from 2003 full year total segment income of $57.3 million, or $0.59 per diluted share, and 2002 total segment loss of
$60.4 million, or $0.62 per share, as a result of higher earnings in both the Life and Annuity and Asset
Management segments, somewhat offset by lower Venture Capital earnings in 2004 as compared to 2003 and a higher
Corporate and Other segment loss. Both the Life and Annuity and Asset Management businesses benefited in 2004 as compared to 2003 and 2002 from lower distribution, general and administrative expenses, and favorable equity market conditions. Life and Annuity also benefited from continued strong fundamentals in its in-force block characterized by favorable mortality, strong persistency and improved investment margins. Asset Management experienced a sharp increase in net outflows in assets under management during 2004, principally the result of continued poor product performance in certain of our equity strategies. Asset Management expense levels also continue to reflect structural challenges related to our operations that are not wholly-owned, primarily Seneca
Capital Management LLC, or Seneca, and Kayne Anderson Rudnick.

We ended 2004 with in a strong financial position. Shareholders' equity grew to $2,022.4 million at December
31, 2004 compared to $1,947.8 million at December 31, 2003, Phoenix Life's statutory capital, surplus and AVR of $1,028.2 million at December 31, 2004 is improved from the December 31, 2003 amount of $961.5 million,
Phoenix Life's risk-based capital, or RBC, is well above 300%, and Holding Company cash is $61.0 million at
December 31, 2004 compared to $22.8 million at the end of 2003. We also took steps to enhance our financial flexibility. We closed on a tender offer for our 6.95% surplus notes scheduled to mature on December 1, 2006, receiving valid tenders of $144.8 million of notes, and issued $175.0 million of 7.15% surplus notes maturing
December 15, 2034. We also entered into a new $150.0 million three-year, unsecured senior revolving credit facility replacing the prior facility, which was to expire during the quarter. The five-year funding requirements for our qualified pension plan improved from $107.8 million as of December 31, 2003 to $43.3 million as of December 31, 2004. Finally, we laid the groundwork to dispose of our two largest non-strategic assets, Aberdeen and Lombard, which resulted in the receipt of net proceeds of nearly $130.0 million in January
2005 and brought closure to the issue of dispositions of non-strategic assets.

The benefits of many initiatives that we have implemented in recent years became increasingly apparent in 2004.
We have stabilized and strengthened the Company, significantly improved profitability, established a track record of disciplined execution and built a solid foundation for growth. While earnings in Life and Annuity have improved much more quickly than in Asset Management, we expect a stronger, better positioned Asset
Management business to emerge in 2005 as we continue to address structural, performance and profitability challenges and begin to benefit from the expense initiatives we announced in the fourth quarter of 2004. A number of significant accomplishments in 2004 contributed to our earnings improvement and position us well for the future. Our exit from affiliated retail distribution operations is already generating significant savings, and we are building back sales from formerly affiliated producers. The outsourcing of our information technology infrastructure will produce meaningful savings beginning in 2005 and will also improve service. We enhanced our financial flexibility through our two surplus notes transactions and our new three-year credit facility. Operationally, we continued to implement "lean" manufacturing principles to improve product and service quality, create capacity for higher business volumes, and enhance speed to market. We are moving forward, focused intensely on growth in 2005.

The Life and Annuity segment had pre-tax income of $142.8 million in 2004, compared to $99.4 million in for
2003 and $80.3 million for 2002. The life insurance business had full-year 2004 pre-tax income of $134.5 million, compared to $103.5 million reported for 2003 and $101.0 million in 2002. The annuity business also demonstrated improvement with pre-tax income of $8.3 million, up from a $4.1 million pre-tax loss in 2003 and a
$20.7 million pre-tax loss in 2002. Full-year 2004 earnings improvements in Life and Annuity reflect the benefits of expense savings, particularly from the sale of our retail affiliated distribution operations, and continued strong fundamentals including mortality, higher investment margins and persistency. Life insurance and annuity sales and deposits fell short of our expectations and were well below 2003 and 2002 levels. Life insurance sales were lower due to our decision to maintain pricing and risk management discipline, particularly relating to the universal life contracts with low-priced no-lapse guarantees that prevailed in the market throughout the year. In addition, sales decreased as anticipated after the sale of our affiliated retail distribution operations to LPL during the second quarter and were slower to rebound than originally projected.
These factors were compounded by the longer-than-anticipated time to achieve ratings improvement, which the company continues to pursue in 2005. The decrease in annuity deposits reflects our strategic decisions in the fall of 2003 to discontinue sales of deferred fixed annuities, and to focus annuity wholesaling on select distribution relationships, as well as the sale of our affiliated retail distribution operations in the second quarter of 2004.

Looking forward, we are optimistic about our prospects for life and annuity sales in 2005 as we are building the foundation for sustainable growth. We are focusing on three areas:

    •    First, we are rebuilding our product development capabilities. We added talented product development staff last year and used "lean" manufacturing principles to streamline the process. Senior management drives the product development process: vetting ideas, setting priorities and eliminating roadblocks.
         As a result, in 2005 we will improve our time to market, shorten the product development cycle and focus on a distinctive value proposition for our market. In life insurance, we have updates to our variable universal life portfolio and a new investment-oriented life product coming out in the spring.
    •    The second driver of sales growth in 2005 will be a 50% expansion of our distribution force to reach out more broadly in our existing relationships, particularly State Farm and LPL. The hiring process is under way, and a number of new wholesalers are on board already.
    •    And third, we have significant resources focused on establishing new strategic distribution relationships.

The Asset Management segment had pre-tax segment income of $0.1 million for 2004, compared with a $8.7 million pre-tax loss in 2003 and a $69.9 million pre-tax loss in 2002. The improvement in 2004 results was driven by higher revenues from higher average assets under management and lower general and administrative expenses, partially offset by higher formulaic compensation expense, which is driven by higher investment product fee revenues. December 31, 2004 assets under management for the segment were $42.9 billion, compared with $46.3 billion on December 31, 2003, although 2004 average assets under management were $44.9 billion as compared to
2003 and 2002 average assets under management of $42.9 billion and $45.5 billion, respectively. Full-year 2004 net flows were negative $6.6 billion (inflows of $6.7 billion; outflows of $13.3 billion), compared with negative $1.2 billion in 2003 (inflows of $7.0 billion; outflows of $8.2 billion) and positive $0.6 billion
(inflows of $10.2 billion and outflows of $9.6 billion) in 2002. The 2004 full year negative net flows were driven primarily by poor equity product performance, particularly at Kayne Anderson Rudnick and Seneca, and by
$1.7 billion of fixed income institutional redemptions in the year that were unrelated to performance. In
Seneca's case, the firm was put on hold or removed from several managed account programs during the fourth quarter of 2004. These developments are likely to result in some additional outflows in 2005.
Fixed income products performed strongly, with positive net flows for the year, excluding the institutional outflows noted above. Retail mutual fund sales rose by 12% for the full year, reflecting the strong fixed income and specialty fund performance.

Asset Management achieved a higher operating margin in 2004 as compared to 2003 and 2002, but the business only broke even and continued to have significant net outflows, although expense actions over the course of 2004 offset the consequent decline in revenues to some extent. We are focused on restructuring the asset management business as this represents our largest opportunity for earnings growth in the near term. We are actively working with our partners to address performance and structural issues in the context of our overall strategy.
As such, we have identified $17.0 million in additional annualized expense savings, which will begin to benefit
Asset Management earnings in 2005. A number of recent developments underscore the opportunity we have to leverage some of our strong track records, especially in our fixed income and specialty strategies.

   •   The Goodwin Multi-Sector Short-Term Bond Fund was recognized as a five star fund by Morningstar. The
       Goodwin Fund also received an award from Lipper in 2004 for superior long-term performance and the
       Phoenix Mid-Cap Fund was similarly recognized early in 2005.
   •   Goodwin's institutional strategies also delivered another year of outstanding performance, beating their benchmarks over one, three, five and ten years.
   •   On the specialty side, the Duff & Phelps REIT fund has been a standout and we are successfully selling
       REIT strategies in the institutional market.
   •   The fixed income team at Seneca has a very strong track record across several fixed income strategies and has attracted institutional flows.
   •   In January 2005, we launched an open-end utility fund, which builds on our successful track record in utilities at Duff & Phelps.
   •   Effective April 1, 2005, two of our funds, the Phoenix Mid-Cap Value Fund and Phoenix-Kayne
       Small-Mid-Cap Fund will be on the platform of one of the largest 401K providers. This is a win both for our new institutional sales team and the investment teams of the funds.

In addition to the above, we have implemented an institutional strategy focused on leveraging existing core strengths while building out the distribution infrastructure. On the retail side, we expect to implement a sub-advisory strategy in mid-2005 to complement existing strengths with a focus towards the high-net-worth market. These steps will not only help turn around flows but also lead to sustainable growth and a more flexible, profitable business model.

The Venture Capital segment had 2004 pre-tax income of $19.3 million, compared with income of $36.2 million in
2003 and a loss of $59.3 million in 2002. The 2004 and 2003 results reflect generally favorable private equity market conditions as compared to unfavorable market conditions experienced in 2002.

The Corporate and Other segment loss for 2004 of $59.1 million is higher than the 2003 and 2002 losses of $47.8 and $40.0 million, respectively. The full-year 2004 results reflect higher earnings from the company's international operations offset by higher regulatory, compliance and corporate information technology costs and lower corporate investment income. During 2003 and into 2004, we undertook a comprehensive review of our internal control over financial reporting as required under Section 404 of The Sarbanes-Oxley Act of 2002, which resulted in the dedication of more than 30,000 hours of internal management and staff time and nearly $4 million in incremental corporate expense for 2004. As noted in Item 9A this Annual Report on Form 10-K, management has concluded that our internal control over financial reporting is effective as of December 31,
2004.

Our 2004 realized investment losses of $0.8 million (before offsets for deferred acquisition costs, policyholder dividend obligation liability and taxes) compare to 2003 realized investment losses of $98.5 million and 2002 losses of $133.9 million. After offsets, realized investment losses were $7.2 million, $52.9 million and $65.6 million, respectively. Impairment losses, before offsets, of $49.5 million in 2004, are significantly reduced from 2003 and 2002 impairment losses of $210.8 million and $186.7 million, respectively, as a result of the

considerable improvement in credit market conditions since mid-2003. Impairment losses for 2004 include an
$11.6 million impairment ($6.7 million after-taxes) related to our investment in an Argentina affiliate, while
2003 impairments include an $89.1 million impairment ($55.0 million after-taxes) of our equity investment in
Aberdeen. Transaction gains, before offsets, of $48.7 million for 2004 compares with gains of $112.3 million in
2003 and $52.8 million in 2002. Transaction gains in 2003 include $35.3 million in pre-tax gains from the sale of interests in two General Electric life insurance subsidiaries and in PXRE Group, Ltd.

2004 vs. 2003

Premium revenue decreased $51.6 million, or 5%, in 2004 from 2003, primarily due to a $51.1 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums. This decline in policies in force results in a reduction of reserves, resulting in lower policyholder benefit costs.

Insurance and investment product fees increased $34.0 million, or 7%, in 2004 from 2003 primarily due to $12.6 million increase in Asset Management fees and a $18.5 million increase for Life and Annuity. Asset Management private client and institutional investment product fees which are asset-based increased $9.8 million and $6.2 million, respectively as a result of increased assets under management. These increases were partially offset by lower other investment product fees as a result of decreased volumes in equity trading by certain of our clients, which resulted in lower commissions earned. Approximately 57% of our management fee revenues are based on assets as of the beginning of a quarter, which causes the trend in fees to lag behind that of assets under management. The increase in Life and Annuity revenues in 2004 is primarily due to higher universal life insurance fees of $14.3 million, principally from cost of insurance, or COI, fees, and higher annuity fees primarily due to higher fee-based funds on deposit. Corporate and Other fees decreased in 2004 due to the sale of our India software services subsidiary.

Broker-dealer commission and distribution fee revenues decreased $24.6 million, or 30%, in 2004 from 2003, due to the sale of our retail affiliated broker-dealer operations in May 2004. This decrease was partially offset by a modest increase in broker-dealer commissions for Asset Management.

Net investment income decreased $31.7 million, or 3%, in 2004 from 2003, primarily due to lower venture capital earnings, which reflected the effect of less than favorable equity market conditions in 2004 compared to 2003.
Mortgage loan income also declined in 2004 compared to 2003, reflecting the continued decline in mortgage loan assets, as the portfolio continues to run-off. Income reflected in the other invested assets category increased in 2004 compared to 2003, benefiting from higher investment income related to two direct equity investments.
This increase was partially offset by lower investment income from our debt securities pledged as collateral related to our consolidated CDOs, which decreased $12.1 million from 2003, primarily due to decreased asset levels from paydowns and defaults.

The $85.9 million unrealized gain on trading equity securities in 2004 relates to our investment in Aberdeen.
See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for additional information.

Net realized investment losses decreased by $97.7 million, or 99%, in 2004 compared to 2003, due primarily to significantly lower impairments in general account debt and equity securities as a result of the improved in credit environment in 2004, offset by lower transaction-related gains. Realized losses from impairments on general account debt securities decreased $60.6 million from 2003. Impairment losses in 2004 included $12.6 million in charges related to two international investments, while 2003 included a $96.9 million pre-tax charge for the impairment of three international investments, $89.1 million of which related to the impairment of our equity investment in Aberdeen.

Policyholder benefits, including dividends, decreased $45.9 million, or 2%, primarily due to lower benefits and changes in policy reserves and policyholder dividends for participating life from a decline in renewal premiums, as discussed above; lower interest credited from reduced crediting rates, principally from universal life; and lower general account funds on deposit for annuities. These decreases were partially offset by a larger increase in the policyholder dividend obligation, higher reserves for annuities and higher benefits for universal life and variable universal life insurance. The increase in universal life and variable universal life benefits was due to a large death claim, for universal life, in the first quarter of 2004 combined with very favorable mortality for both lines of business in 2003.

Policy acquisition cost amortization increased $16.1 million, or 17%, in 2004 over 2003, due primarily to higher amortization for annuities from higher gross margins, growth in funds on deposit and lower relative performance in 2004. Amortization for variable universal life, universal life and term life increased modestly as a result of growth in funds on deposit, or in-force policies, for term life. The effect of realized gains
(losses) on the amortization also contributed to the increase in 2004. These increases were partially offset by modestly lower amortization for participating life.

Interest expense on non-recourse collateralized obligations decreased $15.3 million, or 31%, in 2004 from 2003 due primarily to decreased liabilities from paydowns.

Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, decreased $4.4 million, or 1%, in 2004 from 2003. The decrease is principally due to a decrease of $55.9 million for Life and Annuity ($48.1 million after elimination of inter-segment expenses), partially offset by increases in management restructuring and early retirement costs of $23.2 million and surplus notes tender costs of $9.8 million in 2004. The Life and Annuity expense decrease is primarily due to reductions resulting from the sale of our retail affiliated broker-dealer operations in May 2004 and lower general and administrative and non-deferred expenses from expense reduction initiatives. Asset Management expense increased modestly due to an increase in formulaic compensation expense driven by higher investment management fees partially offset by the impact of expense reduction initiatives. In addition, Corporate and Other operating expenses increased due primarily to higher regulatory compliance and corporate information technology costs.

Income tax expense of $40.5 million in 2004 increased by $58.8 million from a tax benefit of $18.3 million in
2003. This increase is primarily due to the tax effect of the increase to income before continuing operations before minority interest and equity earnings of affiliates.

2003 vs. 2002

Premium revenue decreased $39.8 million, or 4%, in 2003 from 2002, primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued
decline of the participating life in-force business. Compared to 2002, 2003 premium revenue for participating life policies decreased by $40.5 million. Since our 2001 demutualization, we no longer sell participating life policies resulting in a decline in renewal participating life premiums and related in-force business.

Insurance and investment product fees increased by $7.1 million, or 1%, in 2003 over 2002, primarily due to higher sales of universal life and variable life products, a growing in-force business in universal life and variable universal life products and slightly higher surrender fees for variable universal life products. These increases were partially offset by lower fees for our Asset Management segment resulting from decreases in both private client and institutional average assets under management.

Broker-dealer commission and distribution fee revenues decreased $3.5 million, or 4%, in 2003 from 2002, due to modest decreases for both Asset Management and Life and Annuity.

Net investment income increased by $166.9 million, or 18%, in 2003 over 2002, primarily due to improved equity market conditions and the related effect on our earnings from our Venture Capital segment and to increased general account spread-type funds on deposit in our Life and Annuity segment partially offset by the impact of reinvesting maturities at lower interest rates. In addition, investment income from our debt securities pledged as collateral related to our consolidated CDOs increased $21.2 million from 2002, primarily due to investment income from the Mistic CDO which closed in the third quarter of 2002.

Net realized investment losses decreased $35.4 million, or 26%, in 2003 from 2002, primarily due to lower impairments from improved credit market conditions including a $26.6 million reduction in impairment losses related to debt securities pledged as collateral related to our consolidated and higher net transaction related gains.

Policy benefits, including policyholder dividends, increased $34.9 million, or 2%, in 2003 over 2002, primarily due to higher interest credited on guaranteed interest accounts, or GIAs, and fixed annuities from higher fund account balances and higher mortality expense for universal life insurance. Policyholder dividend expense for
2003 was also higher compared to 2002, primarily due to growth in cash values of existing participating life policies and the growth of our policyholder dividend obligation from favorable results, in part from the portion of the venture capital funds transferred to the closed block in the first quarter of 2003.

Policy acquisition cost amortization increased $34.9 million, or 59%, in 2003 over 2002, primarily due to higher amortization for participating life insurance and increased amortization for variable universal life and annuities from the growth of in-force business and higher margins, partially offset by a $9.0 million acceleration of amortization annuities related to a revision of long-term market return assumptions and a $4.5 million impairment charge in the third quarter of 2002.

There were no impairments of goodwill or intangible assets in 2003. In 2002, the $66.3 million impairment related to goodwill for certain of our asset management partners.

Interest expense on indebtedness increased $8.2 million, or 26%, in 2003 over 2002, due to a restructuring of debt in late 2002 through the issuance of equity units to paydown borrowings from a lower cost bank credit facility.

Interest expense on non-recourse collateralized obligations increased $18.4 million, or 60%, in 2003 over 2002, primarily due to interest expense from the Mistic CDO which closed in the third quarter of 2002.

Other operating expenses decreased $48.1 million, or 8%, in 2003 compared to 2002, primarily due to lower management restructuring costs and lower overall operating expenses.

The income tax benefit of $18.3 million in 2003 decreased $40.5 million from an income tax benefit of $58.8 million in 2002. This decrease is primarily due to the tax effect of the decrease in loss from continuing operations before income taxes, minority interest and equity earnings of affiliates offset by the tax effect of non-deductible goodwill and indefinite-lived intangible assets written off in 2002.

Effects of Inflation

For the years 2004, 2003 and 2002, inflation did not have a material effect on our consolidated results of operations.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income. Realized investment gains and losses and certain other items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.
Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to

the ongoing operations of the business. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to three consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment. Excess investment income on debt and equity securities pledged as collateral represents investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only. Also, all interest expense is included in the Corporate and Other segment, as are several smaller subsidiaries and investment activities which do not meet the criteria of reportable segments. These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

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

Results of Operations by Segment                                              Year Ended December 31,
as Reconciled to Consolidated Net Income:                             ---------------------------------------
($ amounts in millions)                                                   2004          2003          2002
                                                                      -----------   -----------   -----------
Segment Income (Loss)
Life and annuity segment............................................   $   142.8     $    99.4     $    80.3
Asset management segment............................................         0.1          (8.7)        (69.9)
                                                                      -----------   -----------   -----------
Operating segment pre-tax income....................................       142.9          90.7          10.4
Venture capital segment.............................................        19.3          36.2         (59.3)
Corporate and other segment:
  Interest expense on indebtedness..................................       (40.8)        (39.6)        (31.4)
  Other.............................................................       (18.3)         (8.2)         (8.6)
                                                                      -----------   -----------   -----------
Total segment income (loss) before income taxes.....................       103.1          79.1         (88.9)
Applicable income taxes (benefit) ..................................        22.5          21.8         (28.5)
                                                                      -----------   -----------   -----------
Total segment income (loss).........................................        80.6          57.3         (60.4)
Income (loss) from discontinued operations..........................         0.1          (2.1)         (1.3)
Net realized investment gains (losses), net of income taxes and
  other offsets.....................................................        (7.2)          0.8         (65.6)
Unrealized gains (losses) on equity investment in Aberdeen..........        55.9         (55.0)         --
Share of Aberdeen extraordinary charge for FSA settlement...........       (14.7)         --            --
Restructuring and early retirement costs, net of income taxes.......       (21.9)         (8.5)        (28.5)
Surplus notes tender costs..........................................        (6.4)         --            --
Other income, net of income taxes...................................        --             1.3          --
Deferred acquisition cost adjustment, net of income taxes...........        --            --            15.1
Demutualization related items, net of income taxes..................        --            --            (1.3)
Cumulative effect of accounting changes, net of income taxes........        --            --          (130.3)
                                                                      -----------   -----------   -----------
Net income (loss)...................................................   $    86.4     $    (6.2)    $  (272.3)
                                                                      ===========   ===========   ===========

Total segment income return on equity is 4.1%, 3.0% and (2.9)% for 2004, 2003 and 2002, respectively. Total segment return on equity is calculated as total segment income as a percentage of the average of beginning and end of year adjusted stockholders' equity as follows:

Total Segment Return on Equity:                                     2004        2003        2002        2001
($ amounts in millions)                                         ----------- ----------- ------------ -----------
Stockholders' equity, end of year............................    $ 2,022.4   $ 1,947.8   $ 1,826.8    $ 2,307.8
Adjustments for:

  Accumulated other comprehensive (income) loss..............        (58.0)      (63.7)       71.5         (2.8)
  Accumulated realized losses in retained earnings
    related to consolidated collateralized obligation trusts.         54.1        41.2        38.8         12.5
  Stockholders' equity attributed to discontinued operations.        (23.0)      (28.2)      (30.4)       (23.6)
                                                                ----------- ----------- ------------ -----------
Adjusted stockholders' equity, end of year...................    $ 1,995.5   $ 1,897.1   $ 1,906.7    $ 2,293.9
                                                                =========== =========== ============ ===========
Adjusted stockholders' equity, average.......................      1,946.3     1,901.9     2,100.3
                                                                =========== =========== ============
Total segment income.........................................    $    80.6   $    57.3   $   (60.4)
                                                                =========== =========== ============
Total segment return on equity...............................          4.1%        3.0%       (2.9)%
                                                                =========== =========== ============

Segment Allocations

We allocate capital to our Life and Annuity segment based on RBC for our insurance products. We used 300% RBC for 2002 through 2004. Capital within our Life Companies that is unallocated is included in our Corporate and
Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity                                 Year Ended December 31,                  Changes
Financial Data:                                 -------------------------------------  ------------------------
($ amounts in millions)                             2004        2003       2002          2004/03       2003/02
Results of Operations                           -----------  -----------  -----------  -----------  -----------
Premiums..................................       $   990.6    $ 1,042.2    $ 1,082.0    $   (51.6)   $   (39.8)
Insurance and investment product fees.....           296.9        278.4        259.5         18.5         18.9
Broker-dealer commission and
  distribution fee revenues...............            28.8         54.6         55.6        (25.8)        (1.0)
Net investment income.....................           996.5        993.2        947.4          3.3         45.8
                                                -----------  -----------  -----------  -----------  -----------
Total segment revenues....................         2,312.8      2,368.4      2,344.5        (55.6)        23.9
                                                -----------  -----------  -----------  -----------  -----------
Policy benefits, including
  policyholder dividends..................         1,814.8      1,869.9      1,867.6        (55.1)         2.3
Policy acquisition cost amortization......           110.6         98.2         88.5         12.4          9.6
Other operating expenses..................           244.6        300.5        307.5        (55.9)        (6.9)
                                                -----------  -----------  -----------  -----------  -----------
Total segment benefits and expenses.......         2,170.0      2,268.6      2,263.6        (98.6)         5.0
                                                -----------  -----------  -----------  -----------  -----------
Segment income before income taxes
  and minority interest...................           142.8         99.8         80.9         43.0         18.9
Allocated income taxes....................            36.4         31.1         28.0          5.3          3.1
                                                -----------  -----------  -----------  -----------  -----------
Segment income before minority interest...           106.4         68.7         52.9         37.7         15.8
Minority interest in net income of
  consolidated subsidiaries...............            --            0.4          0.6         (0.4)        (0.2)
                                                -----------  -----------  -----------  -----------  -----------
Segment income............................           106.4         68.3         52.3         38.1         16.0
Net realized investment losses, net of
  income taxes and other offsets..........            (2.5)        (4.7)       (15.0)         2.2         10.3
Deferred acquisition cost adjustment,
  net of income taxes.....................            --           (1.3)        14.4          1.3        (15.7)
Other adjustments, net of income taxes....            (7.3)        --            0.7         (7.3)        (0.7)
                                                -----------  -----------  -----------  -----------  -----------
Segment net income........................       $    96.6    $    62.3    $    52.4    $    34.3    $     9.9
                                                ===========  ===========  ===========  ===========  ===========

2004 vs. 2003

Premium revenue decreased $51.6 million, or 5%, in 2004 from 2003, primarily due to a $51.1 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums. This decline in policies in force results in a reduction of reserves, thereby lower policyholder benefit costs.

Insurance and investment product fees increased $18.5 million, or 7%, in 2004 over 2003, primarily due to higher universal life insurance fees of $14.3 million, principally from COI fees and higher annuity fees primarily due to higher fee-based funds on deposit.

Broker-dealer commission and distribution fee revenues decreased $25.8 million, or 47%, in 2004 from 2003, due to the sale of our retail affiliated broker-dealer operations in May 2004.

Policy benefits and dividends decreased $55.1 million, or 3%, in 2004 from 2003, primarily due to lower benefits and changes in policy reserves and policyholder dividends for participating life from a decline in renewal premiums, as discussed above; lower interest credited from reduced crediting rates principally from universal life; and lower general account funds on deposit for annuities. These decreases were partially offset by higher reserves for annuities and higher benefits for universal life and variable universal life insurance, as well as a larger increase in the policyholder dividend obligation. The increase in universal life and variable universal life benefits was due to a large death claim, for universal life, in the first quarter of
2004 combined with very favorable mortality for both lines of business in 2003.

Policy acquisition cost amortization increased $12.4 million, or 13%, in 2004 compared to 2003, due primarily to higher amortization for annuities from higher gross margins, growth in funds on deposit and lower relative performance in 2004. Amortization for variable universal life, universal life and term life increased modestly as a result of growth in funds under deposit, or in-force policies, for term life. These increases were partially offset by modestly lower amortization for participating life.

Other operating expenses, which include non-deferrable policy acquisition costs, broker-dealer commissions due to Griffith and Main Street registered agents and general and administrative costs, decreased $55.9 million, or
19% in 2004 from 2003. This decrease is principally due to lower broker-dealer commissions for Griffith and
Main Street registered agents, reduced operating expenses as a result of the sale of our retail affiliated broker-dealer operations in May of 2004 and lower general and administrative non-deferred expenses as a result of recent expense reduction initiatives.

Allocated income taxes increased by $5.3 million, or 17%, in 2004 compared to 2003 due to higher pre-tax income, partially offset by tax benefits related to the favorable resolution of certain tax matters with the
IRS.

2003 vs. 2002

Premium revenue decreased by $39.8 million, or 4%, in 2003 from 2002, primarily due to a continued shift in sales from participating life to universal life and variable universal life products as well as to a continued
decline of the participating life in-force business. Compared to the prior year, the 2003 premium revenue for participating life insurance policies decreased by $40.5 million. Since our 2001 demutualization, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums and related in-force policies.

Investment product fees increased by $18.9 million, or 7%, in 2003 over 2002, primarily due to higher sales in universal life products, the growth of in-force business for universal life and variable universal life products and slightly higher surrender fees for variable universal life products. Specifically, higher net amounts at risk in these two lines of business, as well as higher sales of universal life products, resulted in higher fees.

Net investment income increased by $45.8 million, or 5%, in 2003 over 2002, due to increased general account spread-type funds, primarily annuities, partially offset by lower rates earned on invested assets.

Policy benefits, including policyholder dividends, were relatively flat in 2003 compared to 2002. This was primarily due to a decrease in reserves for the participating life insurance driven by lower in-force block of business and an $0.8 million decrease in our reserves for minimum death benefit guarantees due to favorable equity markets, partially offset by higher interest credited on GIAs and fixed annuities driven by higher average fund balances and higher mortality expense for universal life insurance.

Policy acquisition cost amortization increased $9.6 million, or 11%, in 2003 over 2002, primarily due to the growth of in-force business, higher margins and slightly higher surrenders, partially offset by lower amortization expense for annuities due to the charges incurred in the third quarter of 2002, which did not recur in 2003.

Other operating expenses decreased $6.9 million, or 2%, in 2003 from 2002 as a result of generally lower non-deferrable operating expenses, partially offset by higher employee benefit costs.

Minority interest expense relates to our subsidiary, PFG. We acquired the 33% of the minority interest in PFG we did not already own in May 2003.

Allocated income taxes increased $3.1 million, or 11%, in 2003 over 2002 as a result of higher segment income before income taxes as well as a current year allocation of the tax effects of tax advantaged investments to the Life and Annuity segment.

                                                                                    Year Ended December 31,
Annuity Funds on Deposit:                                               ---------------------------------------
($ amounts in millions)                                                    2004          2003          2002
                                                                        -----------   -----------   -----------

Deposits..............................................................   $   670.9     $ 1,428.1     $ 2,258.4
Performance and interest credited.....................................       664.6         865.3        (338.0)
Fees..................................................................       (59.8)        (57.7)        (58.8)
Benefits and surrenders...............................................      (856.0)       (925.3)       (777.3)
                                                                        -----------   -----------   -----------
Change in funds on deposit............................................       419.7       1,310.4       1,084.3
Funds on deposit, beginning of period.................................     7,143.8       5,833.4       4,749.1
                                                                        -----------   -----------   -----------
Annuity funds on deposit, end of period...............................   $ 7,563.5     $ 7,143.8     $ 5,833.4
                                                                        ===========   ===========   ===========

                                                                                    Year Ended December 31,
Variable Universal Life Funds on Deposit:                               ---------------------------------------
($ amounts in millions)                                                    2004          2003          2002
                                                                        -----------   -----------   -----------

Deposits..............................................................   $   245.4     $   353.4     $   465.7
Performance and interest credited.....................................       179.3         252.1        (149.8)
Fees and cost of insurance............................................      (103.0)       (106.2)       (102.2)
Benefits and surrenders...............................................       (77.5)        (70.8)        (39.4)
                                                                        -----------   -----------   -----------
Change in funds on deposit............................................       244.2         428.5         174.3
Funds on deposit, beginning of period.................................     1,698.8       1,270.3       1,096.0
                                                                        -----------   -----------   -----------
Variable universal life funds on deposit, end of period...............   $ 1,943.0     $ 1,698.8     $ 1,270.3
                                                                        ===========   ===========   ===========

                                                                               Year Ended December 31,
Universal Life Funds on Deposit:                                        ---------------------------------------
($ amounts in millions)                                                    2004          2003          2002
                                                                        -----------   -----------   -----------

Deposits..............................................................   $   229.4     $   217.8     $   149.3
Interest credited.....................................................        74.6          78.0          85.8
Fees and cost of insurance............................................      (114.2)       (103.8)        (88.3)
Benefits and surrenders...............................................      (143.1)       (138.0)       (132.4)
                                                                        -----------   -----------   -----------
Change in funds on deposit............................................        46.7          54.0          14.4
Funds on deposit, beginning of period.................................     1,564.0       1,510.0       1,495.6
                                                                        -----------   -----------   -----------
Universal life funds on deposit, end of period.......................    $ 1,610.7     $ 1,564.0     $ 1,510.0
                                                                        ===========   ===========   ===========

2004 vs 2003

Annuity, variable universal life and universal life funds on deposit experienced growth in 2004 as a result of positive net flows for variable universal life and universal life blocks and the effects of favorable equity markets on variable annuity and variable universal life funds on deposit.

Life insurance and annuity sales and deposits fell short of our expectations and were at levels well below 2003 levels due to the following factors.

   •   Sale of retail affiliated broker-dealer operations. All producers associated with Griffith and Main
       Street had to go through the complex process of changing broker-dealers. The effort required strained our relationships with some of these advisors and distracted others from writing new business. We underestimated the amount of time needed to recover and rebuild momentum, particularly as it related to the fourth quarter, which had historically been a time of significant sales.
   •   Our decision not to compete with aggressive secondary no-lapse guarantees in universal life. We have seen evidence suggesting that industry sales growth was fueled by products with secondary guarantees priced at levels we do not view to be profitable.
   •   The compounding impact of our ratings. Ratings improvement is a key priority for us. Despite significant improvement in our profitability and risk profile, as well as our strong capital and liquidity, the rating agencies have not yet responded favorably.

2003 vs. 2002

Annuity products 2003 deposits declined to $1.4 billion in 2003 from $2.3 billion in 2002 as the result of the forth quarter 2002 decision to terminate sales of Retirement Planners Edge, or RPE, coupled with the forth quarter 2003 decision to exit certain unprofitable distribution relationships and a decision to terminate sales of fixed annuities.

Annuity and variable universal life funds under deposit benefited from strong performance of underlying funds due to favorable equity markets in 2003 as compared to 2002.

Variable universal life deposits in 2003 decreased and universal life deposits increase as compared to 2002 amounts as variable universal life product sales shifted to universal life products due to volatile equity markets.

                                                           As of December 31,                  Changes
Life and Annuity Segment Revenues               -------------------------------------  ------------------------
By Product:                                         2004         2003        2002        2004/03      2003/02
($ amounts in millions)                         -----------  -----------  -----------  -----------  -----------
Variable universal life insurance............    $   117.1    $   114.8    $   109.2    $     2.3    $     5.6
Universal life insurance.....................        213.4        196.9        195.8         16.5          1.1
Term life insurance..........................         15.9         14.6         12.2          1.3          2.4
Other life insurance.........................        123.4        148.2        146.3        (24.8)         1.9
                                                -----------  -----------  -----------  -----------  -----------
Total, non-participating life insurance......        469.8        474.5        463.5         (4.7)        11.0
Participating life insurance.................      1,627.1      1,690.1      1,718.9        (63.0)       (28.8)
                                                -----------  -----------  -----------  -----------  -----------
Total, life insurance........................      2,096.9      2,164.6      2,182.4        (67.7)       (17.8)
Annuities....................................        215.9        203.8        162.1         12.1         41.7
                                                -----------  -----------  -----------  -----------  -----------
Segment revenues.............................    $ 2,312.8    $ 2,368.4    $ 2,344.5    $   (55.6)   $    23.9
                                                ===========  ===========  ===========  ===========  ===========

2004 vs. 2003

Variable universal life insurance revenue increased $2.3 million, or 2%, in 2004 over 2003, due primarily to higher COI fees from the growth of in-force business, partially offset by lower fees due to lower premium deposits.

Universal life insurance revenue increased $16.5 million, or 8%, in 2004 over 2003, primarily due to higher COI fees from the growth of in-force business, higher fees from higher premium deposits and slightly higher investment earnings from higher funds on deposit.

Term life insurance revenue increased $1.3 million, or 9%, in 2004 over 2003, primarily due to higher premiums from the growth of in-force policies and modestly higher investment earnings.

Other life insurance revenue decreased $24.8 million, or 17%, in 2004 from 2003, due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004, offset by a modest increase in investment earnings, primarily related to an old block of corporate-owned life insurance.

Participating life insurance revenue decreased $63.0 million, or 4%, in 2004 from 2003, due to lower renewal premiums and net investment income. Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity revenue increased $12.1 million, or 6%, in 2004 over 2003, primarily due to higher investment earnings from improved spreads and fees from increased fee-based funds on deposit.

2003 vs. 2002

Variable universal life product revenues increased $5.6 million, or 5%, in 2003 over 2002, primarily due to higher COI fees from the growth of in-force business, and higher surrender charges, partially offset by slightly lower sales and lower interest earned.

Universal life product revenues increased $1.1 million, or less than 1%, in 2003 over 2002, primarily due to higher COI and other fees from higher sales and the growth of in-force business, offset by lower interest earned.

Term life revenues increased $2.4 million, or 20%, in 2003 over 2002, due to premium growth from higher sales.

Other life insurance revenues increased $1.9 million, or 1%, in 2003 over 2002, primarily due to higher revenue in an old block of corporate-owned life insurance business and from higher investment income, partially offset by lower revenues in non-life insurance subsidiaries.

Participating life product revenues decreased $28.8 million, or 2%, in 2003 from 2002, primarily due to lower renewal premiums, partially offset by higher net investment income. Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity product revenues increased $41.7 million, or 26%, in 2003 compared to 2002, primarily due to higher fees from improved equity market performance and to an increase in interest earned on higher spread based asset products. Earlier in 2004, we extended the duration of interests underlying our RPE annuity block to better align the investment portfolio with actual lapse experience. This extension strategy contributed to higher investment earnings for this block as compared to 2003.

                                                       Year Ended December 31,                Changes
Segment Income by Product:                      ------------------------------------  -----------------------
($ amounts in millions)                            2004         2003       2002        2004/03     2003/02
                                                -----------  ----------- -----------  ----------- -----------

Variable universal life insurance............    $    35.7    $    35.0   $    35.9    $     0.7   $    (0.9)
Universal life insurance.....................         34.4         21.7        26.3         12.7        (4.6)
Term life insurance..........................          3.4          3.8         4.7         (0.4)       (0.9)
Other life insurance.........................         16.0          6.9         0.8          9.1         6.1
                                                -----------  ----------- -----------  ----------- -----------
Total, non-participating life insurance......         89.5         67.4        67.7         22.1        (0.3)
Participating life insurance.................         45.0         36.1        33.3          8.9         2.8
                                                -----------  ----------- -----------  ----------- -----------
Total, life insurance........................        134.5        103.5       101.0         31.0         2.5
Annuities....................................          8.3         (4.1)      (20.7)        12.4        16.6
                                                -----------  ----------- -----------  ----------- -----------
Segment income before income taxes...........    $   142.8    $    99.4   $    80.3    $    43.4   $    19.1
                                                ===========  =========== ===========  =========== ===========

2004 vs. 2003

Variable universal life pre-tax income increased $0.7 million, or 2%, in 2004 over 2003, primarily due to reduced expenses from lower sales and expense reduction initiatives combined with higher revenues, as discussed above. These increases were partially offset by higher benefit costs and slightly higher deferred acquisition cost amortization in 2004.

Universal life pre-tax income increased $12.7 million, or 59%, in 2004 over 2003, primarily due to higher revenues, as discussed above, lower interest credited from reduced crediting rates and lower general and administrative expenses. These increases were partially offset by higher benefit costs resulting from a large death claim in the first quarter of 2004, combined with very favorable mortality in 2003, which did not recur in 2004.

Other pre-tax income increased $9.1 million, or 132%, in 2004 over 2003, due primarily to higher investment earnings, principally from an old block of corporate-owned life insurance, plus a premium received on a bond investment.

Participating life pre-tax income increased $8.9 million, or 25%, in 2004 over 2003, primarily due to lower general and administrative expenses. Because operating expenses are excluded for the closed block, such operating expense savings inure to the benefit of shareholders. The decrease in revenues, as discussed above, are largely offset by lower benefits, changes in reserves and dividends to policyholders.

Annuity pre-tax income increased to $8.3 million in 2004 from a loss of $4.1 million in 2003, due primarily to higher revenues, as discussed above, lower interest credited from lower general account funds on deposit and reduced expenses from lower sales and expense reduction initiatives, partially offset by higher deferred acquisition cost amortization from higher gross margins, growth in funds on deposit, lower relative performance in 2004 and slightly higher benefit costs.

2003 vs. 2002

Variable universal life product pre-tax income decreased $0.9 million, or 3%, in 2003 from 2002. The decrease can be attributed to lower sales, higher amortization of deferred acquisition costs and higher non-deferrable expenses, partially offset by favorable insurance margins and higher surrender charges.

Universal life product pre-tax income decreased $4.6 million, or 17%, in 2003 over 2002, due to lower insurance margins and surrender charges, partially offset by higher investment margins and lower expenses.

Term product pre-tax income decreased $0.9 million, or 19%, in 2003 from 2002, primarily due to slightly higher expense levels partially offset by higher insurance margins.

Other life insurance pre-tax income increased $6.1 million in 2003 from 2002, due to favorable mortality in an old block of corporate-owned life insurance business, the release of a reserve on a life contingent annuity due to the death of the annuitant and higher income from certain non-life insurance subsidiaries.

Participating life product pre-tax income increased $2.8 million, or 8%, in 2003 over 2002, primarily due to a one-time investment gain during the second quarter of 2003 and lower non-deferrable expenses, partially offset by higher deferred acquisition cost amortization and the release of a policyholder tax contingency in 2002 that did not recur in 2003.

Annuity product pre-tax loss was $16.6 million, or 80%, less in 2003 compared to 2002. This was primarily due to lower amortization of deferred acquisition costs in 2003, a decrease in minimum guaranteed death benefits expense in 2003, and higher investment margins from higher spread type funds on deposit. These were partially offset by higher non-deferrable expenses and commissions as well as further spread compression in 2003.
Amortization of deferred acquisition costs was lower in 2003, due to acceleration of amortization from a revision of long-term market return assumptions and an impairment charge in 2002, neither of which recurred in
2003.

See Note 3 to our consolidated financial statements in this Form 10-K for more information.

Asset Management Segment

                                                      Year Ended December 31,                Changes
Summary Asset Management                        ------------------------------------  -----------------------
Financial Data:                                     2004         2003       2002        2004/03     2003/02
($ amounts in millions)                         -----------  ----------- -----------  ----------- -----------
Results of Operations
Investment product fees......................    $   237.9    $   225.3   $   238.6    $    12.6   $   (13.3)
Broker-dealer commission and
  distribution fee revenues..................         28.0         26.8        29.5          1.2        (2.7)
Net investment income........................          0.8          0.7         1.0          0.1        (0.3)
                                                -----------  ----------- -----------  ----------- -----------
Total segment revenues.......................        266.7        252.8       269.1         13.9       (16.3)
                                                -----------  ----------- -----------  ----------- -----------
Intangible asset amortization................         33.8         33.2        32.5          0.6         0.7
Intangible asset impairments.................         --           --          66.3         --         (66.3)
Other operating expenses.....................        232.8        228.3       240.2          4.5       (11.9)
                                                -----------  ----------- -----------  ----------- -----------
Total segment expenses.......................        266.6        261.5       339.0          5.1       (77.5)
                                                -----------  ----------- -----------  ----------- -----------
Segment income (loss) before income taxes....          0.1         (8.7)      (69.9)         8.8        61.2
Allocated income taxes (benefit).............          2.3         (3.3)       (6.0)         5.6         2.7
                                                -----------  ----------- -----------  ----------- -----------
Segment loss.................................         (2.2)        (5.4)      (63.9)         3.2        58.5
Net realized investment gains (losses).......          1.8         (0.3)       --            2.1        (0.3)
Restructuring and other costs, net of
  income taxes...............................         (1.2)        (4.0)       (8.4)         2.8         4.4
Cumulative effect of accounting change.......         --           --        (119.9)        --         119.9
                                                -----------  ----------- -----------  ----------- -----------
Segment net loss.............................    $    (1.6)   $    (9.7)  $  (192.2)   $     8.1   $   182.5
                                                ===========  =========== ===========  =========== ===========

Our investment product fee revenues are based on assets under management. Approximately 57% of our investment product fees are based on beginning of quarter assets under management while the remaining 43% are based on end of day balances. End of year and average assets (based on how fees are calculated) under management follow:

Assets Under Management:                                                As of or for the Year Ended
($ amounts in millions)                                                         December 31,
                                                                ---------------------------------------------
                                                                     2004            2003           2002
                                                                --------------  -------------- --------------

End of year...................................................   $  42,908.5     $  46,260.5    $  41,835.3
                                                                ==============  ============== ==============
Average (based on how fees are calculated)....................   $  44,904.6     $  42,900.2    $  45,534.5
                                                                ==============  ============== ==============

2004 vs. 2003

Investment product fees increased $12.6 million, or 6%, in 2004 over 2003. This increase was primarily due to an increase in average assets under management compared to the prior year. Private client and institutional investment product fees increased $9.8 million and $6.2 million, respectively, as a result of the increase in average assets under management. Other investment product fees decreased $1.7 million due to decreased volumes in equity trading by certain of our clients, which resulted in fewer commissions earned. Approximately 57% of our management fee revenues are based on assets as of the beginning of a quarter, which causes the trend in fee revenues to lag behind that of assets under management.

Assets under management were $42.9 billion and $46.3 billion at December 31, 2004 and 2003, respectively. The decrease in assets under management during 2004 is due primarily to customer withdrawals of $13.3 billion for the year. Sales of private client products in 2004 were $3.9 billion, which is a decrease of 2% from 2003. The majority of this decline is due to reduced sales of sponsored managed accounts at Seneca and Kayne Anderson
Rudnick. Redemptions of private client products in 2004 were $7.5 billion, which is an increase of 60% from
2003. This increase is primarily related to the loss of sponsored managed accounts at Seneca. Sales of institutional accounts in 2004 were $2.7 billion, which is an 8% decrease from 2003. Redemptions of institutional accounts in 2004 were $5.6 billion, which is an increase of 67% from 2003. Of the institutional redemptions, $1.7 billion were not performance related.

There were no impairments of goodwill or other intangible assets in 2004 and 2003. The $66.3 million charge in
2002 was associated with the impairment of goodwill related to certain of our asset management partners.

Other operating expenses increased $2.2 million, or 1%, in 2004 over 2003, primarily due to an increase in formulaic compensation expense, which is driven by higher investment product fee revenues. Increases in compensation expense were offset, in part, by lower general and administrative expenses, primarily related to a decrease in information technology costs.

Allocated income tax expense increased $5.6 million in 2004 over 2003 as a result of segment income in 2004 compared to segment losses in 2003 and additional state taxes allocated to the Asset Management segment.

2003 vs. 2002

Investment product fees decreased $13.3 million, or 6%, in 2003 from 2002. This decrease was primarily due to the decrease in average assets under management compared to the prior year. Private client and institutional investment product fees decreased $8.9 million and $6.5 million, respectively, as a result of the decrease in average assets under management. Approximately 56% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in average assets under management.

Assets under management were $46.3 billion and $41.8 billion at December 31, 2003 and 2002, respectively. The increase in assets under management during 2003 is due primarily to positive investment performance of $5.8 billion for the year. Sales of private client products in 2003 were $4.1 billion, which is a decrease of 29%
from 2002. The majority of this decline is due to reduced sales of sponsored managed accounts at Seneca and
Kayne Anderson Rudnick. Redemptions of private client products in 2003 were $4.9 billion, which is a decrease of 11% from 2002. This improvement was primarily a result of lower redemptions for mutual funds. Sales of institutional accounts in 2003 were $3.0 billion, which is a 32% decrease from 2002. The decrease in sales is due to the fact that 2002 included the issuance of a $1.0 billion CDO, which we consolidate in our financial statements, that did not recur in 2003. Redemptions of institutional accounts in 2003 were $3.5 billion, which is a decrease of 22% from 2002. The majority of the improvement in redemptions was attributable to Seneca.

There were no impairments of goodwill or other intangible assets in 2003. The $66.3 million charge in 2002 was associated with the impairment of goodwill related to certain of our asset management partners.

Other operating expenses decreased $12.0 million, or 5%, in 2003 compared to 2002, of which $5.3 million related to compensation expense and $5.5 million related to lower non-compensation related operating expenses.
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

During 2003, we sold a 50% interest in certain of our venture capital partnerships to an outside party and transferred the remaining 50% interest in those partnerships to our closed block. The carrying value of the partnerships sold and transferred totaled $52.2 million after realizing a loss of $19.4 million ($5.1 million recorded in 2002 and $14.3 million recorded in 2003). The unfunded commitments of the partnerships sold and transferred totaled $27.2 million; the outside party and the closed block will each fund half of these commitments. At the time of transfer, the partnerships transferred constituted less than 0.5% of the assets of the closed block.

                                                       Year Ended December 31,                Changes
Summary Venture Capital Financial Data:         ------------------------------------  -----------------------
($ amounts in millions)                            2004         2003        2002        2004/03     2003/02
                                                -----------  ----------- -----------  ----------- -----------
Results of Operations
Net realized gains (losses) on partnership
  cash and stock distributions...............    $     7.4    $     4.9   $    (4.7)   $     2.5   $     9.6
Net unrealized gains (losses) on
  partnership investments....................         13.6         37.1       (47.2)       (23.5)       84.3
Partnership operating expenses...............         (1.7)        (5.8)       (7.4)         4.1         1.6
                                                -----------  ----------- -----------  ----------- -----------
Segment net investment income (loss).........         19.3         36.2       (59.3)       (16.9)       95.5
Applicable income taxes (benefit)............          6.8         12.7       (20.7)        (5.9)       33.4
                                                -----------  ----------- -----------  ----------- -----------
Segment net income (loss)....................    $    12.5    $    23.5   $   (38.6)   $   (11.0)  $    62.1
                                                ===========  =========== ===========  =========== ===========

2004 vs. 2003

Net investment income decreased $16.9 million in 2004 from 2003, due primarily to less favorable equity market conditions in 2004 as compared to 2003.

Our accounting methodology recognizes both downward and upward adjustments based on public market indices, but when the general partner writes down the value of a private investee company, we do not override the most recent value reported by the general partner by applying the public sector index in excess of the most recent value reported by the general partner. Finally, we revise the valuations we have assigned to the investee companies annually to reflect the valuations in the audited financial statements received from the venture capital partnerships. As a result, the effect of our adjusting estimated partnership results to actual results increased investment income by $7.8 million, $33.4 million and $12.8 million in 2004, 2003 and 2002, respectively.

Adjustments to the valuation of these companies to reflect reported valuations in the audited financial statements received from the venture capital partnerships will be reflected in our financial statements when received in the first and second quarters of 2005.

2003 vs. 2002

Net investment income increased $95.5 million in 2003 over 2002 due to overall improved equity market conditions and the true-up to the partnerships' audited fourth quarter of 2002 financial statements from estimated amounts as of December 31, 2002.

                                                        Year Ended December 31,               Changes
Changes in Venture Capital Investments:         ------------------------------------  -----------------------
($ amounts in millions)                            2004          2003        2002       2004/03     2003/02
                                                -----------  ----------- -----------  ----------- -----------

Contributions (dollars invested).............    $    37.7    $    31.0   $    42.2    $     6.7   $   (11.2)
Equity in earnings of partnerships...........         19.3         36.2       (59.3)       (16.9)       95.5
Distributions................................        (50.4)       (32.2)      (41.7)       (18.2)        9.5
Proceeds from sale of partnership interests
  and transfer to closed block...............         --          (52.2)       --           52.2       (52.2)
Realized loss on sale of partnership interests
  and transfer to closed block...............         --          (14.3)       (5.1)        14.3        (9.2)
                                                -----------  ----------- -----------  ----------- -----------
Change in venture capital investments........          6.6        (31.5)      (63.9)        38.1        32.4
Venture capital segment investments,
  beginning of period........................        196.3        227.8       291.7        (31.5)      (63.9)
                                                -----------  ----------- -----------  ----------- -----------
Venture capital segment investments,
  end of period..............................    $   202.9    $   196.3   $    227.8   $     6.6   $   (31.5)
                                                ===========  =========== ===========  =========== ===========

2004 vs, 2003

Venture capital investments for 2004 increased $38.1 million over the change for 2003, primarily due to proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in
2003, which reduced the venture capital balance by $66.5 million. This change was partially offset by a decrease in equity in earnings of $16.9 million and higher distributions, which increased $18.2 million over
2003.

2003 vs. 2002

Venture capital investments for 2003 increased $32.4 million over the change for 2002, primarily due to $36.2 million in equity in earnings in 2003 compared to equity in losses of $59.3 million in 2002. This $95.5 million improvement in equity in earnings in 2003 was partially offset by proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in 2003, which totaled $66.5 million.

                                                                                     As of December 31,
Segment Investments in Venture Capital Partnerships                             -----------------------------
($ amounts in millions)                                                             2004           2003
                                                                                -------------- --------------

Technology...................................................................    $      26.9    $      36.8
Telecommunications...........................................................            7.9           13.3
Biotechnology................................................................            8.6           16.3
Health care..................................................................            6.7            8.2
Consumer and business products and services..................................           29.7           29.6
Financial services...........................................................           20.7           28.5
Other........................................................................           57.3           44.9
                                                                                -------------- --------------
Private holdings.............................................................          157.8          177.6
Public holdings..............................................................           20.7           11.3
Cash and cash equivalents....................................................            8.8            5.5
Other........................................................................           15.6            1.9
                                                                                -------------- --------------
Venture capital partnerships.................................................    $     202.9    $     196.3
                                                                                ============== ==============

Unfunded commitments.........................................................    $      53.5    $      76.7
                                                                                ============== ==============

See Note 5 to our consolidated financial statements in this Form 10-K for more information regarding our
Venture Capital segment.

Corporate and Other Segment

                                                         Year Ended December 31,             Changes
Summary Corporate and Other                     ------------------------------------  -----------------------
Financial Data:                                     2004         2003       2002        2004/03     2003/02
($ amounts in millions)                         -----------  ----------- -----------  ----------- -----------
Results of Operations
Corporate investment income..................    $     0.4    $     4.3   $     1.5    $    (3.9)  $     2.8
Investment income from
  collateralized obligations.................         40.1         52.2        31.0        (12.1)       21.2
Interest expense on indebtedness.............        (40.8)       (39.6)      (31.4)        (1.2)       (8.2)
Interest expense on non-recourse
  collateralized obligations.................        (33.6)       (48.9)      (30.5)        15.3       (18.4)
Corporate expenses...........................        (18.9)       (11.0)      (10.4)        (7.9)       (0.6)
International................................          3.7         (1.4)        4.2          5.1        (5.6)
Other........................................        (10.0)        (3.4)       (4.4)        (6.6)        1.0
                                                -----------  ----------- -----------  ----------- -----------
Segment loss, before income taxes............        (59.1)       (47.8)      (40.0)       (11.3)       (7.8)
Allocated income tax (benefit)...............        (22.9)       (18.8)      (29.8)        (4.1)       11.0
                                                -----------  ----------- -----------  ----------- -----------
Segment loss.................................    $   (36.2)   $   (29.0)  $   (10.2)   $    (7.2)  $   (18.8)
                                                ===========  =========== ===========  =========== ===========

2004 vs. 2003

Investment income from debt and equity securities pledged as collateral related to our CDOs decreased $12.1 million in 2004 from 2003, due primarily to decreased asset levels from paydowns and defaults. Consequently, lower distributions were made to investment holders resulting in a $15.3 million decrease in interest expense on non-recourse collateralized obligations during 2004.

Corporate expenses increased $7.9 million in 2004 over 2003, primarily due to increases in liability insurance costs, incremental regulatory compliance and audit costs associated with Section 404 of The Sarbanes-Oxley Act of 2002 and higher information technology costs.

International income increased $5.1 million in 2004 over 2003 due primarily to higher earnings from an
Argentine affiliate combined with lower losses from our India software services affiliate, which was sold in
2004.

Other results decreased $6.6 million in 2004 from 2003, due primarily to losses in a small group pension run-off block, lower investment earnings, slightly higher employee benefit costs and higher administrative expenses related to the CDOs.

2003 vs. 2002

Investment income from debt and equity securities pledged as collateral related to our consolidated CDOs increased $21.2 million, or 68%, in 2003 over 2002, primarily from earnings from the Mistic CDO which closed in the third quarter of 2002.

Interest expense on indebtedness increased $8.2 million, or 26%, in 2003 over 2002, primarily due to a restructuring of debt in late 2002 through the issuance of equity units to paydown shorter term, lower cost borrowings under our bank credit facility.

Interest expense on non-recourse collateralized obligations increased $18.4 million, or 60%, in 2003 over 2002, primarily due to interest expense from the Mistic CDO which closed in the third quarter of 2002.

Corporate expenses were relatively level for 2003 compared to 2002. Expenses increased $7.2 million for costs related to the stock purchase contracts issued in 2002, but this was offset by lower unallocated corporate expenses.

International results decreased $5.6 million in 2003 from 2002, due primarily to lower equity in earnings from
Aberdeen.

The loss in other improved $1.0 million in 2003 over 2002, due primarily to lower losses from non-core operations offset by slightly higher expenses related to debt and equity securities pledged as collateral related to our consolidated CDOs of $2.8 million.

General Account

The invested assets in the Life Companies' general accounts are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers. Our investment professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

Enterprise Risk Management

During 2003, we implemented a comprehensive, enterprise-wide risk management program. Early in 2004 we appointed a Chief Risk Officer, reporting to the Chief Financial Officer, to oversee all of our risk management activities. We have established an Enterprise Risk Management Committee, chaired by the Chief Executive
Officer, to ensure our risk management principles are followed and our objectives are accomplished. In addition, we have established several management committees overseeing and addressing issues pertaining to all our major risks—product, market and operations—and capital management.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We have established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing and measuring operational risks. This committee meets monthly and has a membership that represents all significant operating, financial and staff departments of the company.

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through both our investment activities and our insurance operations. Our investment objective is to maximize after-tax investment return within defined risk parameters. Our primary sources of investment risk are:

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

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate
Portfolio Management, Life and Annuity Finance, and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management
Committee, or ALCO, chaired by the Chief Financial Officer.

We also measure, manage and monitor market risk associated with our general account investments, both backing insurance liabilities and supporting surplus. This process involves Corporate Portfolio Management and Goodwin, our Hartford-based asset management affiliate. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including "Debt and Equity Securities Held in General Account", for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

Interest Rate Risk Management

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

We manage interest rate risk as part of our asset-liability management and product development processes.
Asset-liability management strategies include the segmentation of investments by product line and the construction of investment portfolios designed to satisfy the projected cash needs of the underlying product liability. All asset-liability strategies are approved by the ALCO. We manage the interest rate risk in portfolio segments by modeling and analyzing asset and product liability durations and projected cash flows under a number of interest rate scenarios.

One of the key measures we use to quantify this interest rate exposure is duration, as a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of December 31, 2004, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. Since our insurance products have variable interest rates (which expose us to the risk of interest rate fluctuations), we regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

                                                                           As of December 31, 2004
Interest Rate Sensitivity of Fixed Income                  ----------------------------------------------------
Financial Instruments:                                                   -100 Basis                 +100 Basis
($ amounts in millions)                                      Carrying       Point                      Point
                                                               Value       Change      Fair Value     Change
                                                           ------------ ------------  ------------ ------------

Cash and cash equivalents...............................    $    435.0   $    435.3    $    435.0   $    434.7
Available-for-sale debt securities......................      13,476.3     14,138.2      13,476.3     12,814.8
Mortgage loans..........................................         207.9        225.9         220.4        214.9
                                                           ------------ ------------  ------------ ------------
Subtotal................................................      14,119.2     14,799.4      14,131.7     13,464.4
Debt and equity securities pledged as collateral........       1,278.8      1,335.4       1,278.8      1,221.9
                                                           ------------ ------------  ------------ ------------
Totals..................................................    $ 15,398.0   $ 16,134.8    $ 15,410.5   $ 14,686.3
                                                           ============ ============  ============ ============

We use derivative financial instruments, primarily interest rate swaps, to manage our residual exposure to fluctuations in interest rates. We enter into derivative contracts with a number of highly rated financial institutions, to both diversify and reduce overall counterparty credit risk exposure.

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

Interest Rate Sensitivity of Derivatives:                          As of December 31, 2004
($ amounts in millions)                         ---------------------------------------------------------------
                                                              Weighted-     -100                      +100
                                                               Average      Basis                     Basis
                                                 Notional       Term        Point                     Point
                                                  Amount       (Years)      Change     Fair Value     Change
                                                -----------  -----------  -----------  -----------  -----------

Interest rate swaps..........................    $   540.0          9.4    $    20.1    $    13.3    $     6.6
Other........................................         50.0          3.5         --            0.1          0.3
                                                -----------               -----------  -----------  -----------
Totals - general account.....................    $   590.0                 $    20.1    $    13.4    $     6.9
                                                ===========               ===========  ===========  ===========
Non-recourse interest rate swaps
  held in consolidated CDOs..................    $ 1,118.2          4.8    $   143.5    $   101.8    $    61.3
                                                ===========  ===========  ===========  ===========  ===========

See Note 9 to our consolidated financial statements in this Form 10-K for more information on derivative instruments.

In 1999, we began selling RPE, a no-load variable annuity. RPE was designed to attract contributions into variable sub-accounts on which we earn mortality and expense fees. However, the bulk of the funds were allocated to GIAs, which offered a 3% guaranteed interest rate. We anticipated the liabilities would be of a short duration and with the low level of interest rates, we were unable to invest funds at a rate that guaranteed a spread that covered commissions and interest credited. In September 2002, we stopped accepting applications for RPE, although existing policyholders have the right to make subsequent cumulative gross deposits up to $1 million per contract.

Annuity Deposit Fund Balances:                                                            As of December 31,
($ amounts in millions)                                                                ------------------------
                                                                                          2004         2003
                                                                                       -----------  -----------
Policyholder Deposit Funds
Retirement Planners Edge GIAs........................................................   $ 1,121.4    $ 1,209.4
Other variable annuity GIAs..........................................................       817.7        858.0
                                                                                       -----------  -----------
Variable annuity GIAs................................................................     1,939.1      2,067.4
Fixed annuities......................................................................     1,038.2      1,056.9
                                                                                       -----------  -----------
Total variable annuity GIAs and fixed annuities......................................   $ 2,977.3    $ 3,124.3
                                                                                       ===========  ===========

The funds in the RPE GIAs decreased by $88.0 million during 2004. We believe most contract holders currently view RPE as an attractive alternative to money market investments and, absent a spike in money market rates, this business is likely to run off slowly.

Because experience has shown that the duration of the RPE liabilities is longer than we had previously assumed, beginning in the second quarter of 2004 we extended the duration of the assets. This has enhanced operating income to the point where this product essentially breaks even.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through Goodwin, our Hartford-based asset management affiliate, we employ a staff of experienced credit analysts who review obligors' management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment-grade rated issuer exposure.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our commitment to fund our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $391.6 million in equity securities, including $87.3 million in trading equity securities, on our balance sheet as of December 31, 2004. A 10%
decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $39.2 million as of December 31, 2004.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2004 and 2003, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $123.5 and $183.1 million, respectively. This is our exposure to loss should all of our contractholders have died on either December 31, 2004 or December 31, 2003.

Guaranteed Minimum Death Benefit Exposure:                                                2004         2003
($ amounts in millions)                                                                -----------  -----------

Net amount at risk on minimum guaranteed death benefits (before reinsurance).........   $   441.1    $   616.9
Net amount at risk reinsured.........................................................      (317.6)      (433.8)
                                                                                       -----------  -----------
Net amount at risk on minimum guaranteed death benefits (after reinsurance)..........   $   123.5    $   183.1
                                                                                       ===========  ===========

Weighted-average age of contractholder...............................................      61           61
                                                                                       ===========  ===========

Payments Related to Guaranteed Minimum Death Benefits,                           Year Ended December 31,
Net of Reinsurance Recoveries:                                            -------------------------------------
($ amounts in millions)                                                       2004        2003         2002
                                                                          -----------  -----------  -----------

Death claims payments before reinsurance...............................    $     5.4    $     7.7    $     8.6
Reinsurance recoveries.................................................         (3.0)        (5.1)        (6.4)
                                                                          -----------  -----------  -----------
Net death claims payments..............................................    $     2.4    $     2.6    $     2.2
                                                                          ===========  ===========  ===========

We establish a reserve for guaranteed minimum death benefits using a methodology consistent with the AICPA SOP
No. 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration
Contracts and for Separate Accounts. This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at December 31, 2004 and 2003.

Reserves Related to Guaranteed Minimum Death Benefits,                                    As of December 31,
Net of Reinsurance Recoverables:                                                       ------------------------
($ amounts in millions)                                                                  2004           2003
                                                                                       -----------  -----------

Statutory reserve (after reinsurance)...............................................    $    15.0    $    17.3
GAAP reserve (after reinsurance)....................................................          9.1          7.6

We also provide reserves for guaranteed minimum income benefits and guaranteed payout annuity floor benefits.
The statutory reserves for these totaled $2.3 million and $2.0 million at December 31, 2004 and 2003, respectively. The GAAP reserves for these totaled $1.6 million and $0.4 million at December 31, 2004 and 2003, respectively.

Interest Rate Sensitivity of Deferred Policy Acquisition Cost Asset and          As of December 31, 2004
Guaranteed Minimum Death Benefit Liability:                               -------------------------------------
($ amounts in millions)                                                      -10%                      + 10%
                                                                            Equity      Carrying      Equity
                                                                            Market        Value       Market
                                                                          -----------  -----------  -----------

Deferred policy acquisition costs (variable annuities)...................  $   283.0    $   286.0    $   289.3
Deferred policy acquisition costs (variable universal life)..............      325.2        326.4        327.0
Guaranteed minimum death benefit liability (variable annuities)..........       12.1          9.1          7.1

See Note 3 to our consolidated financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

Certain annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation and income benefits. We have established a hedging program for managing the risk associated with our new guaranteed minimum accumulation benefit feature. As of December 31, 2004, sales of that benefit had not yet created a significant enough exposure to meet our requirement for executing a derivative transaction under that hedge program. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5%
long-term rate of return on plan assets in the most recent valuations, performed as of September 30, 2004, May
31, 2004 and January 1, 2004. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2004, the projected benefit obligation for our defined benefit plans was in excess of plan assets by $237.2 million. We expect to contribute $43.3 million to the employee pension plan through 2009, including $6.5 million during 2005. As of May 31, 2004 we revalued our employee benefit assets and liabilities in connection with the sale of our retail affiliated broker-dealer operations. As a result of the revaluation, we recognized a net curtailment gain of $6.8 million ($4.4 million after taxes). In addition, as of September 30, 2004 we revalued our employee benefit assets and liabilities in connection with employee terminations associated with the information technology services agreement EDS. As a result of this revaluation, we recognized an additional net curtailment gain of $1.6 million ($1.1 million after taxes) for the year ended December 31, 2004. For the estimated 2004 contribution, quarterly payments of
$2.5 million each were made to the pension plan in April, July and October 2004. In September 2004, we made a payment of $1.6 million, related to the 2003 minimum contribution. See Note 11 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar-denominated debt and equity securities which is not material to our consolidated financial statements at December 31, 2004.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2004, our general account debt securities, with a carrying value of $13,476.3 million, represented 79.7% of total general account investments. Public debt securities represented 77.9% of total debt securities, with the remaining 22.1% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to three collateralized obligation trusts which we sponsor. See Note 8 of our consolidated financial statements in this Form 10-K for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account's net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2004, our total below investment grade securities totaled $1,074.1 million, or 8.0%, of our total debt security portfolio. Of that amount, $814.6 million, or 6.1%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $259.5 million, or 1.9%, of our total debt security portfolio.

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

General Account Debt Securities
at Fair Value:                                                  As of December 31,
($ amounts in millions)            ----------------------------------------------------------------------------
                                     Total Debt Securities    Public Debt Securities    Private Debt Securities
                                         (Fair Value)              (Fair Value)              (Fair Value)
  SVO          S&P Equivalent      ------------------------  ------------------------  ------------------------
 Rating         Designation           2004         2003         2004         2003         2004         2003
--------  -----------------------  -----------  -----------  -----------  -----------  -----------  -----------

   1      AAA/AA/A.............     $ 8,668.9    $ 8,821.2    $ 7,123.2    $ 7,442.1    $ 1,545.7    $ 1,379.1
   2      BBB..................       3,733.3      3,350.8      2,493.6      2,160.6      1,239.7      1,190.2
                                   -----------  -----------  -----------  -----------  -----------  -----------
     Total investment grade          12,402.2     12,172.0      9,616.8      9,602.7      2,785.4      2,569.3
   3      BB...................         814.6        764.9        698.6        635.5        116.0        129.4
   4      B....................         150.9        218.9         97.3        157.8         53.6         61.1
   5      CCC and lower........          68.9         94.6         51.1         53.7         17.8         40.9
   6      In or near default...          39.7         22.6         36.1         19.0          3.6          3.6
                                   -----------  -----------  -----------  -----------  -----------  -----------
     Total debt securities          $13,476.3    $13,273.0    $10,499.9    $10,468.7    $ 2,976.4    $ 2,804.3
                                   ===========  ===========  ===========  ===========  ===========  ===========

General Account Debt Securities                                    As of December 31, 2004
by Investment Type:                          ------------------------------------------------------------------
($ amounts in millions)                                                         Unrealized Gains (Losses)
                                                                          -------------------------------------
                                                   Fair                      Gross       Gross
                                                   Value        Cost         Gains       Losses         Net
                                                -----------  -----------  -----------  -----------  -----------

United States government and agency..........    $   679.1    $   625.4    $    55.4    $    (1.7)   $    53.7
State and political subdivision..............        446.5        413.7         34.4         (1.6)        32.8
Foreign government...........................        314.8        284.0         31.1         (0.3)        30.8
Corporate....................................      7,365.4      7,040.7        364.2        (39.5)       324.7
Mortgage-backed..............................      3,253.4      3,122.9        137.0         (6.5)       130.5
Other asset-backed...........................      1,417.1      1,405.0         32.4        (20.3)        12.1
                                                -----------  -----------  -----------  -----------  -----------
Total debt securities........................    $13,476.3    $12,891.7    $   654.5    $   (69.9)   $   584.6
                                                ===========  ===========  ===========  ===========  ===========
Debt securities outside closed block:
    Unrealized gains.........................    $ 4,534.7    $ 4,339.7    $   195.0    $    --      $   195.0
    Unrealized losses........................      1,992.0      2,036.8          --         (44.8)       (44.8)
                                                -----------  -----------  -----------  -----------  -----------
    Total outside the closed block...........      6,526.7      6,376.5        195.0        (44.8)       150.2
                                                -----------  -----------  -----------  -----------  -----------
Debt securities in closed block:
    Unrealized gains.........................      5,913.8      5,454.3        459.5         --          459.5
    Unrealized losses........................      1,035.8      1,060.9          --         (25.1)       (25.1)
                                                -----------  -----------  -----------  -----------  -----------
    Total in the closed block................      6,949.6      6,515.2        459.5        (25.1)       434.4
                                                -----------  -----------  -----------  -----------  -----------
Total debt securities........................    $13,476.3    $12,891.7    $   654.5    $   (69.9)   $   584.6
                                                ===========  ===========  ===========  ===========  ===========

Debt Securities by Type and Credit Quality:                                As of December 31, 2004
($ amounts in millions)                                      --------------------------------------------------
                                                                 Investment Grade       Below Investment Grade
                                                             ------------------------  ------------------------
                                                             Fair Value      Cost      Fair Value      Cost
                                                             -----------  -----------  -----------  -----------

United States government and agency........................   $   679.1    $   625.4    $    --      $    --
State and political subdivision............................       446.5        413.7         --           --
Foreign government.........................................       194.9        175.9        119.9        108.1
Corporate..................................................     6,630.3      6,337.9        735.1        702.8
Mortgage-backed............................................     3,195.4      3,073.6         58.0         49.3
Other asset-backed.........................................     1,256.0      1,230.0        161.1        175.0
                                                             -----------  -----------  -----------  -----------
Total debt securities......................................   $12,402.2    $11,856.5    $ 1,074.1    $ 1,035.2
                                                             ===========  ===========  ===========  ===========

Percentage of total debt securities........................        92.0%        92.0%         8.0%         8.0%
                                                             ===========  ===========  ===========  ===========

Investment Grade Debt Securities at Fair Value:                                   As of December 31, 2004
($ amounts in millions)                                                   -------------------------------------
                                                                             Total      AAA/AA/A        BBB
                                                                          -----------  -----------  -----------

United States government and agency......................................  $   679.1    $   679.1    $    --
State and political subdivision..........................................      446.5        432.9         13.6
Foreign government.......................................................      194.9         91.3        103.6
Corporate................................................................    6,630.3      3,478.6      3,151.7
Mortgage-backed..........................................................    3,195.4      3,037.8        157.6
Other asset-backed.......................................................    1,256.0        949.2        306.8
                                                                          -----------  -----------  -----------
Total debt securities....................................................  $12,402.2    $ 8,668.9    $ 3,733.3
                                                                          ===========  ===========  ===========

Percentage of total debt securities......................................       92.0%        64.3%        27.7%
                                                                          ===========  ===========  ===========

Below Investment Grade                                              As of December 31, 2004
Debt Securities at Fair Value:                  ---------------------------------------------------------------
($ amounts in millions)                                                                   CC or     In or Near
                                                   Total         BB            B          Lower       Default
                                                -----------  -----------  -----------  -----------  -----------

Foreign government...........................    $   119.9    $   114.5    $     5.4    $     --     $     --
Corporate....................................        735.1        587.5        117.7         21.7          8.2
Mortgage-backed..............................         58.0         58.0          --           --           --
Other asset-backed...........................        161.1         54.6         27.8         47.2         31.5
                                                -----------  -----------  -----------  -----------  -----------
Total debt securities........................    $ 1,074.1    $   814.6    $   150.9    $    68.9    $    39.7
                                                ===========  ===========  ===========  ===========  ===========

Percentage of total debt securities..........          8.0%         6.1%         1.1%         0.5%         0.3%
                                                ===========  ===========  ===========  ===========  ===========

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2004 in our debt securities portfolio are banking (4.98%), insurance (3.35%), electrical utilities (3.06%), diversified financial services (2.54%), and publishing, broadcasting, printing and cable (2.25%).

Our corporate debt security exposure to recently troubled industries, including telecommunications equipment, telephone utilities, airlines, media, publishing and broadcasting, comprises 5.1% of our debt securities portfolio at December 31, 2004. In addition, within the asset-backed securities sector, securitized aircraft receivable securities comprise approximately 1.0% of our debt securities portfolio, with less than one-third of that exposure rated below investment grade at December 31, 2004.

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

Sources of Realized Investment Gains (Losses):                                    Year Ended December 31,
($ amounts in millions)                                                   -------------------------------------
                                                                              2004         2003         2002
                                                                          -----------  -----------  -----------

Debt security impairments..............................................    $   (15.5)   $   (76.1)   $  (114.3)
Equity security impairments............................................         (1.5)        (4.3)        (9.8)
Mortgage loan impairments..............................................          --          (4.1)        (0.6)
Venture capital partnership impairments................................          --          (4.6)        (5.1)
Affiliate equity security impairments..................................        (12.6)       (96.9)         --
Other invested asset impairments.......................................         (3.3)       (16.5)       (22.0)
Debt and equity securities pledged as collateral impairments...........        (16.6)        (8.3)       (34.9)
                                                                          -----------  -----------  -----------
Impairment losses......................................................        (49.5)      (210.8)      (186.7)
                                                                          -----------  -----------  -----------
Debt security transaction gains........................................         39.0         93.7         94.3
Debt security transaction losses.......................................        (10.6)       (29.0)       (45.9)
Equity security transaction gains......................................         17.7         58.8         24.5
Equity security transaction losses.....................................         (3.1)        (9.6)       (22.4)
Mortgage loan transaction gains (losses)...............................          0.2         (1.3)         0.2
Venture capital partnership transaction losses.........................          --          (9.7)         --
Other invested asset transaction gains.................................          5.5          9.4          2.1
                                                                          -----------  -----------  -----------
Net transaction gains..................................................         48.7        112.3         52.8
                                                                          -----------  -----------  -----------
Net realized investment losses.........................................    $    (0.8)   $   (98.5)   $  (133.9)
                                                                          -----------  -----------  -----------

Net realized investment losses.........................................    $    (0.8)   $   (98.5)   $  (133.9)
                                                                          -----------  -----------  -----------
Applicable closed block policyholder dividend obligation (reduction)...          3.7         (5.9)       (40.3)
Applicable deferred policy acquisition costs (benefit).................         (0.4)        (4.1)        (7.2)
Applicable deferred income tax expense (benefit).......................          3.1        (35.6)       (20.8)
                                                                          -----------  -----------  -----------
Offsets to realized investment losses..................................          6.4        (45.6)       (68.3)
                                                                          -----------  -----------  -----------
Net realized investment losses included in net income..................    $    (7.2)   $   (52.9)   $   (65.6)
                                                                          ===========  ===========  ===========

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts are $3.7 million, $5.9 million and $8.6 million for 2004, 2003 and 2002, respectively.

Impairment losses of $49.5 million in 2004 are substantially improved as compared to 2003 and 2002 as a result of a significant improvement in the credit environment in late 2003 into 2004. Impairment losses in 2004 include $12.6 million in non-cash charges related to two international affiliates, and 2003 includes a writedown of an equity interest in affiliates of $96.9 million ($89.1 million of which relates to Aberdeen).
Transaction gains of $48.7 million in 2004 are significantly lower than 2003 transaction gains of $112.3 million and modestly lower than 2002 transaction gains of $52.8 million. Transaction gains in 2003 include realized gains of $35.3 million related to our sale of equity investments in PXRE and certain GE Life &
Annuity subsidiaries. See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for additional information.

Gross and Net Unrealized                                        As of December 31, 2004
Gains (Losses):                         -----------------------------------------------------------------------
($ amounts in millions)                           Total           Outside Closed Block        Closed Block
                                        ----------------------- ----------------------- -----------------------
                                           Gains      Losses       Gains      Losses       Gains      Losses
                                        ----------- ----------- ----------- ----------- ----------- -----------
Debt Securities
Unrealized gains (losses)...........     $   654.5   $   (69.9)  $   195.0   $   (44.8)  $   459.5   $   (25.1)
                                        ----------- ----------- ----------- ----------- ----------- -----------
Applicable policyholder dividend
  obligation (reduction)............         459.5       (25.1)        --          --        459.5       (25.1)
Applicable deferred policy
  acquisition costs (benefit).......         100.3       (16.5)      100.3       (16.5)        --          --
Applicable deferred income
  taxes (benefit)...................          33.1        (9.9)       33.1        (9.9)        --          --
                                        ----------- ----------- ----------- ----------- ----------- -----------
Offsets to net unrealized
  gains (losses)....................         592.9       (51.5)      133.4       (26.4)      459.5       (25.1)
                                        ----------- ----------- ----------- ----------- ----------- -----------
Unrealized gains (losses)
  after offsets.....................     $    61.6   $   (18.4)  $    61.6   $   (18.4)  $     --    $     --
                                        =========== =========== =========== =========== =========== ===========
Net unrealized gains after offsets..     $    43.2               $    43.2               $     --
                                        ===========             ===========             ===========

Equity Securities
Unrealized gains (losses)...........     $   108.3   $    (3.3)  $    94.0   $    (1.5)  $    14.3   $    (1.8)
                                        ----------- ----------- ----------- ----------- ----------- -----------
Applicable policyholder dividend
  obligation (reduction)............          14.3        (1.8)        --          --         14.3        (1.8)
Applicable deferred income
  taxes (benefit)...................          32.9        (0.5)       32.9        (0.5)        --          --
                                        ----------- ----------- ----------- ----------- ----------- -----------
Offsets to net unrealized
  gains (losses)....................          47.2        (2.3)       32.9        (0.5)       14.3        (1.8)
                                        ----------- ----------- ----------- ----------- ----------- -----------
Unrealized gains (losses)
  after offsets.....................     $    61.1   $    (1.0)  $    61.1   $    (1.0)  $     --    $     --
                                        =========== =========== =========== =========== =========== ===========
Net unrealized gains after offsets..     $    60.1               $    60.1               $     --
                                        ===========             ===========             ===========

Total net unrealized gains on debt and equity securities were $689.6 million (unrealized gains of $762.8 less unrealized losses of $73.2). Of that net amount, $242.7 million was outside the closed block ($103.3 million after applicable deferred policy acquisition costs and deferred income taxes) and $446.9 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

Duration of Gross Unrealized Losses on                                   As of December 31, 2004
General Account Securities:                          ----------------------------------------------------------
($ amounts in millions)                                                0 - 6          6 - 12        Over 12
                                                        Total          Months         Months        Months
                                                     -------------  -------------  -------------  -------------
Debt Securities Outside Closed Block
Total fair value....................................  $   1,992.0    $   1,612.9    $      72.0    $     307.1
Total amortized cost................................      2,036.8        1,630.9           73.3          332.6
                                                     -------------  -------------  -------------  -------------
Unrealized losses...................................  $     (44.8)   $     (18.0)   $      (1.3)   $     (25.5)
                                                     =============  =============  =============  =============
Unrealized losses after offsets.....................  $     (18.4)   $      (7.8)   $      (0.5)   $     (10.1)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost..................  $     (16.8)   $      (0.1)   $      --      $     (16.7)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost after offsets....  $      (6.2)   $      --      $      --      $      (6.2)
                                                     =============  =============  =============  =============

Investment grade:
Unrealized losses...................................  $     (30.3)   $     (16.1)   $      (0.9)   $     (13.3)
                                                     =============  =============  =============  =============
Unrealized losses after offsets.....................  $     (13.0)   $      (7.1)   $      (0.4)   $      (5.5)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost..................  $      (6.5)   $      --      $      --      $      (6.5)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost after offsets....  $      (2.6)   $      --      $      --      $      (2.6)
                                                     =============  =============  =============  =============

Below investment grade:
Unrealized losses...................................  $     (14.5)   $      (1.9)   $      (0.4)   $     (12.2)
                                                     =============  =============  =============  =============
Unrealized losses after offsets.....................  $      (5.3)   $      (0.7)   $      (0.1)   $      (4.5)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost..................  $     (10.3)   $      (0.1)   $      --      $     (10.2)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost after offsets....  $      (3.6)   $      --      $      --      $      (3.6)
                                                     =============  =============  =============  =============

Equity Securities Outside Closed Block
Unrealized losses...................................  $      (1.5)   $      (1.1)   $      (0.1)   $      (0.3)
                                                     =============  =============  =============  =============
Unrealized losses after offsets.....................  $      (1.0)   $      (0.7)   $      (0.1)   $      (0.2)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost..................  $      (1.4)   $      (1.1)   $      (0.1)   $      (0.2)
                                                     =============  =============  =============  =============
Unrealized losses over 20% of cost after offsets....  $      (0.8)   $      (0.7)   $      (0.1)   $      (0.1)
                                                     =============  =============  =============  =============

For debt securities outside of the closed block with gross unrealized losses, 68.0% of the unrealized losses after offsets pertains to investment grade securities and 32.0% of the unrealized losses after offsets pertains to below investment grade securities at December 31, 2004.

Duration of Gross Unrealized Losses On                                      As of December 31, 2004
General Account Securities:                                ----------------------------------------------------
($ amounts in millions)                                                    0 - 6         6 - 12       Over 12
                                                               Total       Months        Months       Months
                                                           ------------ ------------  ------------ ------------
Debt Securities Inside Closed Block
Total fair  value.......................................    $  1,035.8   $    646.5    $     42.7   $    346.6
Total amortized cost....................................       1,060.9        655.2          43.5        362.2
                                                           ------------ ------------  ------------ ------------
Unrealized losses.......................................    $   (25.1)   $     (8.7)   $     (0.8)  $    (15.6)
                                                           ============ ============  ============ ============
Unrealized losses after offsets.........................    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost......................    $     (3.8)  $     (0.1)   $     --     $     (3.7)
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost after offsets........    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============

Investment grade:
Unrealized losses.......................................    $    (18.6)  $     (7.6)   $     (0.8)  $    (10.2)
                                                           ============ ============  ============ ============
Unrealized losses after offsets.........................    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost......................    $     (0.1)  $     (0.1)   $     --     $     --
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost after offsets........    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============

Below investment grade:
Unrealized losses.......................................    $     (6.5)  $     (1.1)   $     --     $     (5.4)
                                                           ============ ============  ============ ============
Unrealized losses after offsets.........................    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost......................    $     (3.7)  $     --      $     --     $     (3.7)
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost after offsets........    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============

Equity Securities Inside Closed Block
Unrealized losses.......................................    $     (1.8)  $     (1.1)   $     (0.1)  $     (0.6)
                                                           ============ ============  ============ ============
Unrealized losses after offsets.........................    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost......................    $     (0.5)  $     (0.1)   $     --     $     (0.4)
                                                           ============ ============  ============ ============
Unrealized losses over 20% of cost after offsets........    $     --     $     --      $     --     $     --
                                                           ============ ============  ============ ============

For debt securities in the closed block with gross unrealized losses, 74% of the unrealized losses pertain to investment grade securities and 26% of the unrealized losses pertain to below investment grade securities.

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

Aberdeen Asset Management PLC

As of December 31, 2004 and 2003, we owned 16.5% of the outstanding shares of Aberdeen, which we sold to third parties on January 14, 2005 for net proceeds of $70.4 million. We also owned a $27.5 million convertible subordinated note issued by Aberdeen, which was repaid in full on November 19, 2004. These transactions completed our disposition of our direct financial interests in Aberdeen. See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for more information related to our investments in Aberdeen.

Hilb Rogal & Hobbs Company

Our investment in Hilb Rogal & Hobbs, or HRH, a Virginia-based property and casualty insurance and employee benefit products distributor, includes primarily common stock. See Notes 5 and 6 to our consolidated financial statements in this Form 10-K for detailed information regarding our investment in HRH.

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
The following discussion combines liquidity and capital resources as these subjects are interrelated.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:                       Year Ended December 31,               Changes
($ amounts in millions)                         ------------------------------------  -----------------------
                                                    2004        2003        2002        2004/03     2003/02
                                                -----------  ----------- -----------  ----------- -----------

Cash from continuing operations..............    $    59.1    $   397.6   $   323.5    $  (338.5)  $    74.1
Cash from (for) discontinued operations......         14.9        (36.5)      (59.1)        51.4        22.6
Cash from (for) continuing operations
  investing activities.......................        133.9     (1,139.2)   (2,506.1)     1,273.1     1,366.9
Cash from (for) discontinued operations
  investing activities.......................          6.5         (4.4)       37.3         10.9       (41.7)
Cash from (for) financing activities.........       (227.3)       119.9     2,491.6       (347.2)   (2,371.7)

2004 vs. 2003

Cash from continuing operations decreased $338.5 million, or 85%, in 2004 from 2003, primarily due to higher benefits paid, which are funded through investing activities. Benefit payments were higher in 2004 due primarily to scheduled surrenders and withdrawals of $184.2 million related to a portion of a group of large corporate-owned policies and higher surrenders for an old run-off block of corporate-owned life insurance and for participating life insurance.

Cash from continuing operations investing activities was $133.9 million for 2004 compared to cash for continuing operations investing activities of $1,139.2 million for 2003. The $1,273.1 million change is primarily due to lower investment purchases resulting from lower cash from operating and financing activities in 2004 and higher cash balances at the beginning of 2003 that were invested during 2003.

Cash from financing activities decreased $347.2 million, or 289%, in 2004 from 2003, due to reductions in policyholder deposit fund deposits of $416.9 million in 2004 compared to 2003. This decrease was partially offset by net proceeds from borrowings in 2004 of $41.4 million. See Note 6 of to consolidated financial statements in this Form 10-K for more information on financing activities.

2003 vs. 2002

For 2003, cash from continuing operations increased $74.1 million over 2002, due primarily to higher investment income collected and lower operating expenses paid, partially offset by lower premiums collected.

For 2003, cash for continuing operations investing activities decreased $1,366.9 million from 2002, due primarily to lower cash from financing activities from lower policyholder deposit fund receipts and lower net proceeds from collateralized obligations. Proceeds from collateralized obligations were higher in 2002 due to proceeds from Mistic CDO, which closed in 2002.

For 2003, cash from financing activities decreased $2,371.7 million from 2002, due primarily to lower policyholder deposit fund receipts and lower net proceeds from collateralized obligations (discussed above), partially offset by treasury stock purchases in 2002 that were not continued in 2003.

The Phoenix Companies, Inc. (parent company only)

Summary Cash Flows:                                   Year Ended December 31,                 Changes
($ amounts in millions)                         ------------------------------------  -----------------------
                                                    2004         2003       2002        2004/03     2003/02
                                                -----------  ----------- -----------  ----------- -----------

Cash from operating activities...............    $    61.2    $    33.2   $    61.3    $    28.0   $   (28.1)
Cash for investing activities................         (8.0)       (25.7)     (372.0)        17.7       346.3
Cash (for) from financing activities.........        (15.0)       (15.1)      136.1          0.1      (151.2)

2004 vs. 2003

Cash from operating activities increased $28.0 million in 2004 over 2003, primarily due to an increase of $25.2 million in the dividend received from Phoenix Life.

Cash for investing activities decreased $17.7 million in 2004 from 2003, primarily due to a decrease in subsidiary purchases and advances to subsidiaries in 2004.

2003 vs. 2002

Cash from operating activities decreased $28.1 million in 2003 from 2002, primarily due to a decrease of $22.5 million in the dividend from Phoenix Life and slightly higher expense payments.

Cash for investing activities decreased $346.3 million in 2003 from 2002, due to reduced contributions and advances to subsidiaries and lower equity security purchases. This resulted from reduced cash from financing as discussed below.

Cash from financing activities decreased $151.2 million in 2003 from 2002, due to the proceeds from the issuance of stock purchase contracts and equity units in 2002 for an aggregate of $ 283.0 million, partially offset by common stock repurchases of $131.1 million. Those financing activities did not recur in 2003.

Our primary uses of liquidity include dividend payments on our common stock, loans or contributions to our subsidiaries, debt service and general corporate expenses.

Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from
Phoenix Investment Partners. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid a dividend of $69.7 million in April 2004 and is able to pay a dividend of $35.1 million in 2005 under this provision. See Note 15 to our consolidated financial statements in this Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

We sponsor postemployment benefit plans through pension and savings plans and postretirement health care and life insurance for employees of Phoenix Life and Phoenix Investment Partners. Funding of these obligations is provided by Phoenix Life and Phoenix Investment Partners on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 11 to our consolidated financial statements in this Form 10-K for additional information.

Phoenix Investment Partners pays interest to the holding company on its debt from the holding company. The holding company does not expect to receive dividends from Phoenix Investment Partners in the near term because this subsidiary will likely use a substantial portion of its cash flows from operations to pay for additional ownership in its existing majority-owned subsidiaries and to repay intercompany debt, including debt to the holding company and interest on debt.

On November 22, 2004, we entered into a new $150.0 million three-year, unsecured senior revolving credit facility to replace the prior $150.0 million credit facility that was to expire on December 20, 2004. The prior facility consisted of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million three-year revolving credit facility. Potential borrowers on the new credit line are The Phoenix Companies,
Inc., Phoenix Investment Partners and Phoenix Life. We unconditionally guarantee any loans under this new facility to Phoenix Life and Phoenix Investment Partners. Base rate loans will bear interest at the greater of
Wachovia Bank, National Association's prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor's and Moody's ratings. The $25 million drawn by Phoenix Investment Partners on the prior facility was refinanced using this new facility at the Eurodollar rate.

The new credit facility contains covenants that require us at all times to maintain consolidated stockholders'
equity, in accordance with GAAP, excluding the accounting effects of FIN 46(R), of $1,648.4 million, plus 50%
of positive quarterly net income and 100% of equity issuances and a maximum consolidated debt-to-capital ratio of 30% and that limit consolidated indebtedness, subject to certain exceptions, to $750.0 million. In addition,
Phoenix Life must maintain a minimum RBC ratio of 250% and a minimum A.M. Best financial strength rating of
"A-". The new facility no longer has a fixed charge coverage covenant. Borrowings under the facility are not conditioned on the absence of a material adverse change.

See Note 19 to our consolidated financial statements in this Form 10-K for more information on the holding company.

Life Companies

The Life Companies' liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products; the payment of dividends by Phoenix Life to us; operating expenses;
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
operations.

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from our reinsurance, recoveries from other retrocessionaires and investment activities. See Note 17 to our consolidated financial statements in this Form 10-K for additional information.

Additional liquidity to meet cash outflows is available from our Life Companies' portfolios of liquid assets.
These liquid assets include substantial holdings of United States government and agency bonds, short-term investments and marketable debt and equity securities.

Phoenix Life's current sources of liquidity also include the revolving credit facility under which Phoenix Life has direct borrowing rights, discussed above, subject to our unconditional guarantee. Since the demutualization, Phoenix Life's access to the cash flows generated by the closed block assets has been restricted to funding the closed block.

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

Annuity Actuarial Reserves and Deposit Liabilities                             As of December 31,
Withdrawal Characteristics:                                            2004                     2003
($ amounts in millions)                                       -----------------------  -----------------------
                                                                 Amount(1)    Percent      Amount(1)    Percent
                                                               ----------- -----------  ----------- -----------

Not subject to discretionary withdrawal provision............   $   174.9          7%    $   220.8          3%
Subject to discretionary withdrawal without adjustment.......       720.8         29%      1,967.2         28%
Subject to discretionary withdrawal with market value
  adjustment.................................................       121.1          5%        811.6         11%
Subject to discretionary withdrawal at contract value
  less surrender charge......................................        43.1          2%        869.8         12%
Subject to discretionary withdrawal at market value..........     1,397.4         57%      3,294.0         46%
                                                               ----------- -----------  ----------- -----------
Total annuity contract reserves and deposit fund liability...   $ 2,457.3        100%    $ 7,163.4        100%
                                                               =========== ===========  =========== ===========
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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of December 31, 2004, our Life Companies had approximately $11.7 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31,
2004 were $2.2 billion.

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

On December 15, 2004, we repurchased $144.8 million of the previously $175.0 million outstanding principal amount of our 6.95% surplus notes scheduled to mature in 2006, and recognized a loss of $10.4 million in connection with the transaction. To finance the tender, we issued $175.0 million principal of 7.15% surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs.

On April 30, 2004, Phoenix Life paid a dividend of $69.7 million to The Phoenix Companies, Inc., as Phoenix
Life's sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life's surplus to policyholders as of the immediately preceding calendar year or
Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life's statutory gain from operations was $35.1 million for the year ended
December 31, 2004, net of a $16.0 million tax payment related to the forgiveness of debt on a restructured investment, $10.2 million in after-tax restructuring charges primarily associated with the sale of our retail affiliated broker-dealer operations and the outsourcing of our information technology infrastructure, and $8.3 in after-tax costs related to the surplus notes tender and issuance transactions.

Phoenix Investment Partners

Phoenix Investment Partners' liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. Phoenix Investment Partners also would require liquidity to fund the costs of any payments for additional ownership in existing majority-owned subsidiaries, as well as any potential acquisitions. Historically, Phoenix Investment Partners' principal source of liquidity has been cash flow from operations. We expect that cash flow from operations will continue to be its principal source of working capital. Its current sources of liquidity also include a revolving credit facility under which it has direct borrowing rights subject to our unconditional guarantee. We believe that Phoenix Investment Partners' current and anticipated sources of liquidity are adequate to meet its present and anticipated needs. See Notes 4 and 6 to our consolidated financial statements in this Form 10-K for further details on our financing activities.

Consolidated Financial Condition

Consolidated Balance Sheet                                                   As of December 31,
($ amounts in millions)                                                  -------------------------
                                                                              2004         2003        Change
                                                                         ------------ ------------ ------------
ASSETS
Available-for-sale debt securities, at fair value......................   $ 13,476.3   $ 13,273.0   $    203.3
Available-for-sale equity securities, at fair value....................        304.3        312.0         (7.7)
Trading equity securities..............................................         87.3         --           87.3
Mortgage loans, at unpaid principal balances...........................        207.9        284.1        (76.2)
Venture capital partnerships, at equity in net assets..................        255.3        234.9         20.4
Affiliate equity securities, at equity in net assets...................         --           47.5        (47.5)
Policy loans, at unpaid principal balances.............................      2,196.7      2,241.4        (44.7)
Other investments......................................................        371.8        402.0        (30.2)
                                                                         ------------ ------------ ------------
                                                                            16,899.6     16,794.9        104.7
Available-for-sale debt and equity securities pledged as collateral,
  at fair value........................................................      1,278.8      1,350.0        (71.2)
                                                                         ------------ ------------ ------------
Total investments......................................................     18,178.4     18,144.9         33.5
Cash and cash equivalents..............................................        435.0        447.9        (12.9)
Accrued investment income..............................................        222.3        222.3         --
Receivables............................................................        135.8        224.9        (89.1)
Deferred policy acquisition costs......................................      1,429.9      1,367.7         62.2
Deferred income taxes..................................................         30.7         58.7        (28.0)
Other intangible assets................................................        308.4        335.1        (26.7)
Goodwill...............................................................        427.2        419.9          7.3
Other assets...........................................................        244.6        254.6        (10.0)
Separate account assets................................................      6,950.3      6,083.2        867.1
                                                                         ------------ ------------ ------------
Total assets...........................................................   $ 28,362.6   $ 27,559.2   $    803.4
                                                                         ============ ============ ============
LIABILITIES
Policy liabilities and accruals........................................   $ 13,132.3   $ 13,088.6   $     43.7
Policyholder deposit funds.............................................      3,492.4      3,642.7       (150.3)
Stock purchase contracts...............................................        131.9        128.8          3.1
Indebtedness...........................................................        690.8        639.0         51.8
Other liabilities......................................................        546.3        534.5         11.8
Non-recourse collateralized obligations................................      1,355.2      1,472.0       (116.8)
Separate account liabilities...........................................      6,950.3      6,083.2        867.1
                                                                         ------------ ------------ ------------
Total liabilities......................................................     26,299.2     25,588.8        710.4
                                                                         ------------ ------------ ------------
MINORITY INTEREST
Minority interest in net assets of consolidated subsidiaries...........         41.0         22.6         18.4
                                                                         ------------ ------------ ------------
STOCKHOLDERS' EQUITY
Common stock and additional paid in capital............................      2,436.2      2,432.4          3.8
Deferred compensation on restricted stock units........................         (3.6)        (3.6)        --
Accumulated deficit....................................................       (285.6)      (355.3)        69.7
Accumulated other comprehensive income.................................         58.0         63.7         (5.7)
Treasury stock.........................................................       (182.6)      (189.4)         6.8
                                                                         ------------ ------------ ------------
Total stockholders' equity.............................................      2,022.4      1,947.8         74.6
                                                                         ------------ ------------ ------------
Total liabilities, minority interest and stockholders' equity..........   $ 28,362.6   $ 27,559.2   $    803.4
                                                                         ============ ============ ============

2004 vs. 2003

Available-for-sale debt securities increased $203.3 million in 2004 from December 31 2003, reflecting slight appreciation of bond values as a result of a modest decline in risk-free interest rates and a tightening of credit spreads since December 31, 2003.

Trading equity securities gain of $87.3 in 2004 related to our equity holdings in Aberdeen. See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for more information on Aberdeen.

Mortgage loans decreased $76.2 million, or 27%, in 2004 from December 31, 2003, due to continued paydowns of this portfolio, which is in runoff.

The decrease in affiliate equity securities primarily relates to the change in accounting for Aberdeen from the equity method to the fair value method. See Notes 1 and 5 to our consolidated financial statements in this Form
10-K for more information on Aberdeen.

Other investments decreased $30.2 million, or 8%, in 2004 from December 31, 2003, primarily attributable to the return of seed money held in separate accounts and the liquidation of a hedge fund investment.

Available-for-sale debt and equity securities pledged as collateral decreased $71.2 million, or 5%, in 2004 from December 31, 2003, primarily due to the liquidation of securities to fund the paydown of non-recourse collateralized obligations.

Deferred policy acquisition costs increased $62.2 million, or 5%, in 2004 from December 31, 2003, due primarily to policy acquisition costs deferred of $164.7 million plus $7.7 million for the effect of unrealized investment losses included in other comprehensive income, less amortization of $110.2 million. See Note 3 to our consolidated financial statements in this Form 10-K for additional information.

Composition of Deferred Acquisition Costs by Product:                    As of December 31,
($ amounts in millions)                                              ----------------------------
                                                                         2004           2003         Change
                                                                     -------------  ------------- -------------

Variable universal life...........................................    $     332.5    $     328.7   $       3.8
Universal life....................................................          216.0          169.3          46.7
Variable annuities................................................          275.4          260.3          15.1
Fixed annuities...................................................           46.0           45.2           0.8
Participating life................................................          523.0          536.7         (13.7)
Other.............................................................           37.0           27.5           9.5
                                                                     -------------  ------------- -------------
Total deferred acquisition costs..................................    $   1,429.9    $   1,367.7   $      62.2
                                                                     =============  ============= =============

The increase in deferred acquisition costs reflects growing blocks of funds under deposit for variable universal life and variable annuities, while the decrease for participating life reflects the fact that this block is in runoff.

Policyholder deposit funds decreased $150.3 million, or 4%, in 2004 from December 31, 2003, primarily due to net withdrawals from variable annuity guaranteed interest sub-accounts.

Indebtedness increased $51.8 million, or 8%, in 2004 from December 31, 2003, primarily due to the issuance of surplus notes of $175.0 million, due in 2034, and borrowings of $25.0 million on our bank credit facility.
These increases were offset by the repurchase of $144.8 million of our surplus notes, which were due in 2006.
See Note 6 to our consolidated financial statements in this Form 10-K for additional information.

Non-recourse collateralized obligations decreased $116.8 million, or 8%, in 2004 from December 31, 2003, due to distributions to investors in non-recourse collateralized obligations and a decrease in the fair value of non-recourse derivative cash flow hedges as a result of higher interest rates. See Note 7 to our consolidated financial statements in this Form 10-K for additional information.

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:
($ Amounts in Millions)                            Total         2005      2006 - 2007   2008 - 2009    Thereafter
                                               ------------  ------------  ------------  ------------  ------------
Contractual Obligations Due
Indebtedness(1).............................     $    683.9    $     25.0    $     30.2    $    153.7    $    475.0
Stock purchase contracts(2).................           --            --            --            --            --
Operating lease obligations................           31.0           8.8          14.3           6.1           1.8
Other purchase liabilities(3)(4) ............          169.7          38.6          79.7          34.6          16.8
                                               ------------  ------------  ------------  ------------  ------------
Total fixed contractual obligations........          884.6          72.4         124.2         194.4         493.6
Other long-term liabilities(5)..............       43,148.7       1,020.7       2,549.5       2,532.0      37,046.5
                                               ------------  ------------  ------------  ------------  ------------
Subtotal...................................     $ 44,033.3    $  1,093.1    $  2,673.7    $  2,726.4    $ 37,540.1
Non-recourse collateralized obligations(6)..        1,253.3          --            --            --         1,253.3
                                               ------------  ------------  ------------  ------------  ------------
Total contractual obligations..............     $ 45,286.6    $  1,093.1    $  2,673.7    $  2,726.4    $ 38,793.4
                                               ============  ============  ============  ============  ============
Commercial Commitment Expirations
Standby letters of credit(7)................     $      9.0    $      9.0    $     --      $     --      $     --
Other commercial commitments(4)(8) ..........          182.6          50.8          13.5          64.0          54.3
                                               ------------  ------------  ------------  ------------  ------------
Total commercial commitments...............     $    191.6    $     59.8    $     13.5    $     64.0    $     54.3
                                               ============  ============  ============  ============  ============
________
(1) Indebtedness amounts include principal only. $153.7 million of indebtedness represents mandatorily convertible debt to be settled with our stock in February 2006.

(2) Stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of
   HRH, as further described in Note 6 of our consolidated financial statements in this Form 10-K.

(3) Other purchase liabilities relate to open purchase orders, required pension funding and other contractual obligations.

(4) Commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.

(5) Policyholder contractual obligations represent estimated benefit payments, net of reinsurance and offset by expected future deposits and premiums on in-force contracts, from life insurance and annuity contracts issued by our life insurance subsidiaries. Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends of $8.5 billion, generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may materially vary from these estimates as actual experience emerges. Because future obligations anticipate future investment earnings, total policyholder contractual obligations exceed policyholder liabilities on our balance sheet (policy liabilities and accruals: $13,132.3 million; and
   policy deposit funds: $3,492.4 million) at December 31, 2004.

   Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

(6) Non-recourse obligations are not direct liabilities of ours, as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 8 to our consolidated financial statements in this Form 10-K for additional information.

(7) Our standby letters of credit automatically renew on an annual basis.

(8) Other commercial commitments relate to venture capital partnerships ($136.5 million) and private placements ($46.1 million). The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The amount collectively drawn down by the private equity funds in our portfolio during the year ended December 31, 2004 was $59.2 million. The obligations related to private placements are due to be funded by March 15, 2005.

In addition during 2004, we signed a seven-year $120.0 million services agreement with EDS under which we will receive information technology infrastructure services.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments as follows:

Kayne Anderson Rudnick

We have an arrangement in which we are required to redeem the mandatorily redeemable noncontrolling membership interests, or noncontrolling interests, of Kayne Anderson Rudnick. These interests which represent an additional 15% interest in Kayne Anderson Rudnick are redeemable at a rate of one-third per year at December
31, 2004, 2005 and 2006. The total redemption price will equal net investment advisory fees for each year times
4.5 times 5.0% (the proportionate interest purchased). Such amounts are paid during the following quarter.
Under certain circumstances, the redemptions may be accelerated.

In January 2004, one member of Kayne Anderson Rudnick accelerated his portion of the 15% noncontrolling interest redemptions, at which time we redeemed an additional 0.3% of the company. Phoenix Investment Partners has accrued $11.4 million related to the remaining 4.9% acquisition required as of December 31, 2004. The two remaining 4.9% noncontrolling interest acquisitions will be accounted for when the purchase price contingency resolves.

There is also an agreement executed at the time of acquisition, which allows for the redemption and reissuance with respect to the remaining 25% of the noncontrolling membership interests. The purchase price for these noncontrolling interests will be equal to investment advisory fees for the relevant contract year multiplied by
4.5 multiplied by the amount of membership interest purchased. The contract year is defined as the twelve months ending December 31, 2006 and each calendar year thereafter. The pricing on the agreements will be determined within 60 days after each such year-end and can be exercised within 60 days of the finalization of the price. These agreements may expire unexercised should Kayne Anderson Rudnick's operating results decline from the acquisition date. Any noncontrolling interests redeemed will be reissued to members/employees of Kayne
Anderson Rudnick. The reissuance process involves Phoenix Investment Partners contributing the interests to
Kayne Anderson Rudnick and then Kayne Anderson Rudnick selling the interests to the members/employees. The members/employees will not pay cash for these purchases but will enter into a note payable agreement with Kayne
Anderson Rudnick. Phoenix Investment Partners will have preferential distribution rights with respect to payments of principal and interest on these notes. Under certain circumstances, these interests can be issued without a note payable or other consideration. In addition, in certain circumstances, the redemptions may be accelerated. Once these interests are redeemed and then reissued, the amount of cash that Phoenix Investment
Partners will need to pay to redeem them in the future will be based on the growth in Kayne Anderson Rudnick's revenues since the reissuance dates. There is no expiration date for the agreements. There is no cap or floor on the redemption price.

In January 2004 and August 2003, certain members of Kayne Anderson Rudnick accelerated their noncontrolling interest arrangements. The purchase price for their interests totaled $1.7 million and $4.5 million, respectively, which was recorded as additional purchase price by Phoenix Investment Partners and allocated to goodwill and definite-lived intangible assets.

PFG

In 2003, we acquired the remaining interest in PFG, the holding company for our private placement operation, not already owned by us for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $86.5 million to the selling shareholders, including $10.0 million during 2005 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During the year ended December
31, 2004, we paid $3.0 million under this obligation.

We have accounted for our acquisition of the remaining interest in PFG as a step-purchase acquisition.
Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the present value of future profits acquired and a related deferred tax liability of $3.4 million. The present value of future profits intangible asset will be amortized over the remaining estimated life of the underlying insurance in force acquired, estimated to be 40 years. The remaining acquisition price plus transaction costs of $7.6 million has been assigned to goodwill. We have not presented pro forma information as if PFG had been acquired at the beginning of January 2003, as it is not material to our financial statements. See Note 3 to our consolidated financial statements in this Form 10-K for more information.

Seneca

We have arrangements with respect to the noncontrolling membership interests in Seneca not owned by Phoenix
Investment Partners that allow for the redemption and reissuance with respect to the noncontrolling membership interests. The purchase price for these interests is equal to Seneca's investment advisory fees for the relevant year multiplied by 3.5 multiplied by the amount of the interest purchased. The pricing on these arrangements is determined within 60 days after each calendar year-end and can be exercised within 60 days of the finalization of the price. These arrangements may expire unexercised should Seneca's operating results decline from the initial measurement date. Any noncontrolling interests redeemed will be reissued to members/employees of Seneca. The reissuance process involves Phoenix Investment Partners contributing the interests to Seneca and then Seneca selling them to the members/employees. The members/employees do not pay cash for these purchases, but enter into a note payable agreement with Seneca. Phoenix Investment Partners has preferential distribution rights with respect to payments of principal and interest on these notes. Since these interests have already been redeemed by Phoenix Investment Partners and reissued at least once, the amount of cash that Phoenix Investment Partners will need to pay to redeem them in the future will be the amount related to the growth in Seneca's revenues since the various reissuance dates. There is no cap or floor on the redemption price. These agreements will expire after the year ended December 31, 2007. The estimated amount that will be payable in 2005 by PNX under these agreements is $5.9 million.

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $16.5 million, $33.1 million and $24.9 million for 2004, 2003 and 2002, respectively.

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

As of May 31, 2004 we revalued our employee benefit assets and liabilities in connection with the sale of our retail affiliated broker-dealer operations. As a result of the revaluation, we recognized a net curtailment gain of $6.8 million ($4.4 million after taxes). In addition, as of September 30, 2004 we revalued our employee benefit assets and liabilities in connection with employee terminations associated with the information technology services agreement with EDS. As a result of this revaluation, we recognized an additional net curtailment gain of $1.6 million ($1.1 million after taxes) for the year ended December 31, 2004.

Funded Status of Qualified and Non-qualified                         Employee Plan         Supplemental Plan
Pension Plans:                                                  ------------------------  ----------------------
($ amounts in millions)                                                        As of December 31,
                                                               ------------------------------------------------
                                                                   2004       2003         2004        2003
                                                               ----------- -----------  ----------- -----------

Plan assets, end of year....................................    $   396.4   $   368.9    $    --     $    --
Projected benefit obligation, end of year...................       (499.0)     (460.6)      (134.6)     (124.8)
                                                               ----------- -----------  ----------- -----------
Plan assets less than projected benefit obligations,
  end of year...............................................    $  (102.6)  $   (91.7)   $  (134.6)  $  (124.8)
                                                               =========== ===========  =========== ===========

We expect to contribute $43.3 million to the employee pension plan through 2008, including $6.5 million during
2005. For the estimated 2004 contribution, quarterly payments of $2.5 million each were made to the pension plan in April, July and October 2004. In September 2004, we made a payment of $1.6 million, related to the 2003 minimum contribution. As soon as reasonably possible following a change in control, as defined in the plan, we are required to make an irrevocable contribution to a trust in an amount sufficient to pay the benefits due under the supplemental plan.

The postretirement plan is unfunded. The projected benefit obligation and, therefore, its funded status was
$(70.3) million and $(78.7) million as of December 31, 2004 and 2003, respectively. The increases in the projected benefit obligations of the employee plan and the supplemental plan at December 31, 2004 as compared to December 31, 2003 is principally the result of accrued service cost, interest cost and the effects of the lowering of the assumed discount rate from 6.0% at December 31, 2003 to 5.75% at December 31, 2004.

We have entered into agreements with certain key executives of the Company that will, in certain circumstances, provide separation benefits upon the termination of the executive's employment by the Company for reasons other than death, disability, cause or retirement, or by the executive for "good reason," as defined in the agreements. For most of these executives, the agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control, as defined in the agreements. As soon as reasonably possible upon a change in control, as so defined, we are required to make an irrevocable contribution to a trust in an amount sufficient to pay benefits due under these agreements.

See Note 11 to our consolidated financial statements in this Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance sheet arrangements as defined by Item
303(a)(4)(ii) of SEC Regulation S-K. See Note 8 to our consolidated financial statements in this Form 10-K for more information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including AVR) increased from $962.4 million at December 31, 2003 to $1,035.8 million at December 31, 2004. The principal factors resulting in this increase were net income, earnings appreciation in Aberdeen and other equity appreciation and the issuance of a net additional $30.2 million of surplus notes offset by a dividend of $69.7 million to the parent and a $17.5 million

special non-insurance reserve established in connection with the issuance of $175 million of surplus notes in
2004.

Section 1322 of New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York State Insurance Department explicit regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR plus one-half the policyholder dividend liability) does not exceed certain RBC levels. Each of our other life insurance subsidiaries is also subject to these same RBC requirements.

The levels of regulatory action, the trigger point and the corrective actions required are summarized below:

     Company Action Level – results when Total Adjusted Capital falls below 100% of Company Action Level at which point the company must file a comprehensive plan to the state insurance regulators;

     Regulatory Action Level – results when Total Adjusted Capital falls below 75% of Company Action Level where in addition to the above, insurance regulators are required to perform an examination or analysis deemed necessary and issue a corrective order specifying corrective actions;

     Authorized Control Level – results when Total Adjusted Capital falls below 50% of Company Action Level where in addition to the above, the insurance regulators are permitted but not required to place the company under regulatory control; and

     Mandatory Control Level – results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the company under regulatory control.

At December 31, 2004, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 300%
of Company Action Level.

See Note 15 to our consolidated financial statements in this Form 10-K regarding the Life Companies' statutory financial information and regulatory matters.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At December 31, 2004 the largest of these subsidiaries had net capital of approximately $11.4 million, which is $10.7 million in excess of its required minimum net capital of $0.7 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at December 31, 2004 and their respective net capital each exceeded the applicable regulatory minimum.

Related Party Transactions

State Farm currently owns of record more than five percent of our parent's outstanding common stock. During the years ended December 31, 2004 and 2003, our subsidiaries incurred total compensation of $32.4 million and $25.8 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products. During the years ended December 31, 2004 and
2003, we made payments of $32.7 million and $24.6 million, respectively, to State Farm entities for this compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information about our management of market risk, see Management's Discussion and Analysis of Financial
Condition and Results of Operations, in the Enterprise Risk Management section.

Item 8.  Financial Statements and Supplementary Data

See Table of Contents.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion regarding disclosure controls and procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Phoenix files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter and year ended
December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages F-1 through F-2 below.

Item 9B. Other Information

None.

                                                     PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth under
Proposal 1 of our definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange
Act within 120 days after the close of its fiscal year) under the following headings: "Corporate Governance,"
"Ownership of Common Stock," "Audit Committee Charter and Report," "Compensation Committee Report,"
"Compensation of Executive Officers," "Performance Graphs" and "Section 16(a) Beneficial Ownership Reporting
Compliance."

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2005.

DONA D. YOUNG, age 51, has been: Chief Executive Officer of PNX and Phoenix Life since January 2003; President and a Director of PNX since 2000; a Director of Phoenix Life since 1998; and President of Phoenix Life since
2000. Before then, she was: Chief Operating Officer from 2001 until 2003; Executive Vice President, Individual
Insurance and General Counsel of Phoenix Life from 1994 until 2000; and Senior Vice President and General
Counsel of Phoenix Life from 1989 until 1994. Mrs. Young also serves as a director of Wachovia Corporation and
Foot Locker, Inc.

DANIEL T. GERACI, age 47, has been Executive Vice President, Asset Management, of PNX and President and Chief
Executive Officer of Phoenix Investment Partners since May 2003. From 2001 until May 2003, he was President and
Chief Executive Officer of Pioneer Investment Management USA, Inc. From 1995 to 2001, he held several senior executive positions with Fidelity Investments, including president of Fidelity's Wealth Management Group. From
1988 through 1995, he was with Midland Walwyn Capital, Inc. (later Merrill Lynch Canada), where he held successive distribution and management positions, including founder and president of its asset management subsidiary, Atlas Asset Management, Inc.

MICHAEL E. HAYLON, age 47, has been Executive Vice President and Chief Financial Officer of PNX and Phoenix
Life since January 1, 2004. Before then, he was Executive Vice President and Chief Investment Officer of PNX
and of Phoenix Life from 2002 through 2003. He joined Phoenix Life in 1990, as a Vice President, and became
Senior Vice President in 1993.

PHILIP K. POLKINGHORN, age 47, has been Executive Vice President, Life and Annuity Manufacturing since March
2004. Before then, he had served since 2001 as a Vice President of Sun Life Financial Company with responsibility for overall management of its annuity business, which it acquired from Keyport Life Insurance
Company in 2001. Mr. Polkinghorn served as President of Keyport Life from 1999 until its acquisition by Sun
Life. From 1996 to 1999, he served as Chief Marketing Officer for American General.

TRACY L. RICH, age 53, has been Executive Vice President, General Counsel and Assistant Secretary of PNX and
Phoenix Life since 2002. Before then, he was Senior Vice President and General Counsel of PNX and Phoenix Life
from 2000 to 2002 and Senior Vice President and Deputy General Counsel of Massachusetts Mutual Life Insurance
Company from 1996 until 2000.

JOHN F. SHARRY, age 52, has been Senior Vice President and Chief Marketing Officer since September 2004. From
1995 until September 2004, he held several senior management positions with Phoenix Investment Partners, Ltd.
From 1992 until 1995, he was Managing Director of Putnam Investments. From 1988 until 1992, he was First Vice
President with Dean Witter (now Morgan Stanley).

JAMES D. WEHR, age 47, has been Executive Vice President and Chief Investment Officer since February 2005.
Before then, he had been Senior Vice President and Chief Investment Officer of PNX and Phoenix Life since
January 1, 2004. Before then, he was Senior Managing Director and Portfolio manager of Phoenix Investment
Partners from 1995 through 2003. He joined Phoenix in 1981 and has held a series of increasingly senior investment positions.

                                                  Code of Ethics

We have a code of ethics that is applicable to all of our Company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code
(our "Code of Conduct") may be reviewed on our website at www.PhoenixWealthManagement.com, in the Investor
Relations section. The latest amendments to the Code of Conduct will be reflected, together with a description of the nature of any amendments, other than ones that are technical, administrative or non-substantive, on the above website. In the event we ever waive compliance with the code by our principal executive officer, our principal financial officer, or our principal accounting officer, we will disclose the waiver on that website.
Copies of our code may also be obtained without charge by sending a request either by mail to: Corporate
Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056, or
by e-mail to: corporate.secretary@phoenixwm.com.

Item 11.  Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: "Corporate Governance," Compensation of Executive Officers,"
"Compensation Committee Report," and "Performance Graphs" of our definitive proxy statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, or the Exchange Act, within 120 days after the close of PNX's fiscal year.

In February 2005, the Compensation Committee (and in the case of the Chief Executive Officer, the Board)
approved the performance-based long-term incentive grants for the 2005 through 2007 cycle under the Company's
2003 Restricted Stock, Restricted Stock Unit and Long Term Incentive Plan for the named executive officers. The target number of RSUs for this incentive cycle are as follows: Mrs. Young - 151,274; Mr. Geraci - 83,599; Mr.
Haylon - 42,118; Mr. Sharry - 37,818; and Mr. Wehr - 22,691. Actual awards, which could range from zero to two times the above targets, will be determined and paid in 2008 based on actual performance results against pre-established performance targets.

In connection with Mr. Wehr's promotion to Executive Vice President and Chief Investment Officer on February 4,
2005, the Company plans to amend his change of control agreement. The principal difference from Mr. Wehr's current agreement, a copy of which is contained as an exhibit to this Form 10-K, is the size of the lump sum he would be entitled to receive in the event of a change of control, as defined in the agreement. That would increase from two times to two and a half times his combined annual salary and certain incentive payments.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company's 2004 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                     -----------------------  --------------------  -----------------------
                                               (A)                      (B)                 (C)
------------------------------------ -----------------------  --------------------  -----------------------
                                                                                    Number of securities
                                     Number of securities to  Weighted-average      remaining available for
                                     be issued upon exercise  issue price of        future issuance under
Plan Category                        of outstanding options,  outstanding options,  equity compensation
                                     warrants and rights      warrants and rights   plans, excluding
                                                                                    securities reflected
                                                                                    in column (A)
------------------------------------ -----------------------  --------------------  -----------------------
Equity compensation plans approved
by the Company's shareholders:
•  2003 Restricted Stock,
   Restricted Stock Unit and
   Long-Term Incentive Plan(1)                2,500,235(2)                  $9.59              3,499,765
------------------------------------ -----------------------  --------------------  -----------------------
Equity compensation plans not
approved by the Company's
shareholders:
•  Stock Incentive Plan(3)                    4,124,483(4)                 $15.00              1,130,253
•  Directors Stock Plan(5)                      205,500(6)                 $16.20                819,343
•  Retirement and Transition
   Agreement(7)                                 573,477(8)                 $13.95                     --
•  Executive Employment
   Agreement(9)                                 394,737(8)                  $7.60                     --
------------------------------------ -----------------------  --------------------  -----------------------
Total                                         7,798,432                   $12.84              5,449,361
------------------------------------ -----------------------  --------------------  -----------------------

(1) A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as an exhibit to the 2003 Proxy Statement filed by the Company with the SEC on March 21, 2003.

(2) This figure consists of the shares underlying 424,716 RSUs that vest over time, 1,818,560 RSUs that are subject to performance contingencies (including 77,070 RSUs that were determined in 2005 to have met or exceeded threshold performance contingencies based on 2004 performance results), and 256,959 RSUs that are subject to no contingencies (but which are not currently convertible).

(3) A copy of the Stock Incentive Plan was filed as an exhibit to the Form S-1 filed by the Company with the
   SEC on February 9, 2001. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

   Under the Company's Stock Incentive Plan, the Compensation Committee (or if the committee delegates such authority to the CEO, the CEO) may grant stock options to officers, employees and insurance agents of the
   Company and its subsidiaries. The maximum number of shares issuable under the plan with respect to officers, employees and insurance agents of the Company other than Phoenix Investment Partners, Ltd, (including those who are also employees, officers or directors of Phoenix Investment Partners and those individuals who were officers or employees of the Company on April 17, 2000) is the aggregate of 5% (approximately 5.25 million)
   of the shares outstanding on June 26, 2001 (approximately 105 million shares) reduced by the shares issuable pursuant to options or other awards granted under the Company's

   Directors Stock Plan and, with respect to officers and employees of Phoenix Investment Partners (other than those officers, employees or insurance agents described above), 1% (approximately 1.05 million) of the shares outstanding on June 26, 2001. The maximum number of shares which may be subject to award under the plan: prior to June 25, 2003, shall not exceed 75% of the shares available under the plan; prior to June 25,
   2004, shall not equal 85% of the shares available under the plan; and prior to June 25, 2005, shall not exceed 100% of the shares available under the plan. During any five-year period, no participant may be granted options in respect of more than 5% of the shares available for issuance under the plan. The Board may terminate or amend (subject, in some cases, to the approval of its shareholders and, prior to June 25,
   2006, to the approval of the New York Superintendent of Insurance) the plan, but such termination or amendment may not adversely affect any outstanding stock options without the consent of the affected participant. The plan will continue in effect until it is terminated by the Board or until no more shares are available for issuance.

   The exercise price per share subject to an option will be not less than the fair market value of such share on the option's grant date. Each option will generally become exercisable in equal installments on each of the first three anniversaries of the grant date, except that no option was exercisable prior to June 25,
   2003 nor may any option be exercised after the tenth anniversary of its grant date. Options may not be transferred by the grantee, except in the event of death or, if the committee permits, the transfer of non-qualified stock options by gift or domestic relations order to the grantee's immediate family members.
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

(4) This figure consists of the shares which underlie the options issued under the Stock Incentive Plan
   (2,588,242 of which are fully vested and 1,536,241 of which are subject to vesting with the passage of time).

(5) A copy of the Directors Stock Plan was filed as an exhibit to the Form S-1 filed by the Company on February
   9, 2001. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

   Under the Directors Stock Plan, the Board of Directors may grant options to outside directors, provided that: (a) prior to June 25, 2006 such options will be in substitution for a portion of the cash fees that would otherwise have been payable to such directors; and (b) the aggregate number of shares issuable pursuant to options will not exceed 0.5% of the total shares outstanding on June 26, 2001, or 524,843 shares. Each option entitles the holder to acquire one share of our Common Stock at the stated exercise price. The exercise price per share will not be less than the fair market value of a share on the day such option is granted and the option will be exercisable from the later of June 25, 2003 or the day the option is granted until the earlier of the tenth anniversary of such grant date or the third anniversary of the day the outside director ceases to provide services for the Company. Under the Directors Stock Plan, the Board
   of Directors may require the outside directors to receive up to one-half of their directors fees in shares instead of cash and the outside directors may elect to receive any portion of such fees in shares instead of cash. The aggregate number of shares that may also be issued in lieu of cash fees may not exceed 500,000 shares, bringing the total available under this plan to 1,024,843 shares.

(6) This figure consists of the shares which underlie the options issued under the Directors Stock Plan.

(7) A copy of the Retirement and Transition Agreement with Robert W. Fiondella, retired Chairman, was filed as an exhibit to the Form 8-K filed by the Company on October 9, 2002. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement, which is hereby incorporated by reference.

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

(9) A copy of the Company's Executive Employment Agreement with Mrs. Young was filed as an exhibit to the Form
   8-K filed by the Company as of January 1, 2003. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement.

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

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled "Proposal 1: Election of Directors" (under the caption "Certain
Relationships and Related Transactions") of our definitive proxy statement, which will be filed pursuant to
Regulation 14A under the Exchange Act of 1934 within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(C) of Schedule 14A is incorporated herein by reference to the information set forth in the section entitled "Fees Incurred for Services Performed by PwC", under Proposal 3 of our definitive proxy statement, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of
1934 within 120 days after the close of our fiscal year.

                                                      PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      Documents filed as part of this Form 10-K include:

         1.   Financial Statements. The financial statements listed in Part II of the Table of Contents to this
              Form 10-K are filed as part of this Form 10-K;
         2.   Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto;
              and
         3.   Exhibits.
              i.  These management contracts and compensatory plans listed in the Exhibit Index in Section E of this report which are marked with an (*) are filed with this report.
              ii. Financial statement schedules required by instruction to Item 15(c) – Regulation S-X.

                                                     * * * * *

We make our periodic and current reports available, free of charge, on our website, at
www.PhoenixWealthManagement.com, in the Investor Relations section, as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC.

                                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PHOENIX COMPANIES, INC.
                                                  (Registrant)

Dated:                March 8, 2005                       By: /s/Dona D. Young
                                                          Dona D. Young
                                                          Chairman, President and Chief Executive Officer
                                                          (Principal Executive Officer)

Dated:                March 8, 2005                       By: /s/Michael E. Haylon
                                                          Michael E. Haylon
                                                          Executive Vice President and Chief Financial Officer
                                                          (Principal Financial Officer)

Dated:                March 8, 2005                       By: /s/Scott R. Lindquist
                                                          Scott R. Lindquist
                                                          Senior Vice President and Chief Accounting Officer
                                                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated
March 8, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Sal H. Alfiero                                         /s/Ann M. Gray
Sal H. Alfiero, Director                                  Ann M. Gray, Director

/s/Jean S. Blackwell                                      /s/John E. Haire
Jean S. Blackwell, Director                               John E. Haire, Director

/s/Peter C. Browning                                      /s/Jerry J. Jasinowski
Peter C. Browning, Director                               Jerry J. Jasinowski, Director

/s/Arthur P. Byrne                                        /s/Thomas S. Johnson
Arthur P. Byrne, Director                                 Thomas S. Johnson, Director

/s/Sanford Cloud, Jr.                                     /s/Marilyn E. LaMarche
Sanford Cloud, Jr., Director                              Marilyn E. LaMarche, Director

/s/Richard N. Cooper                                      /s/Dona D. Young
Richard N. Cooper, Director                               Dona D. Young, Chairman

/s/Gordon J. Davis
Gordon J. Davis, Director

                            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 The Phoenix Companies, Inc.:

We have completed an integrated audit of The Phoenix Companies, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight
Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2004 and
2003, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

To The Board of Directors and Stockholders of
 The Phoenix Companies, Inc.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over
Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
March 8, 2005

                                          THE PHOENIX COMPANIES, INC.
                                           Consolidated Balance Sheet
                                   ($ amounts in millions, except share data)
                                           December 31, 2004 and 2003

                                                                                       2004          2003
                                                                                  -------------  -------------
ASSETS:
Available-for-sale debt securities, at fair value..............................    $  13,476.3    $  13,273.0
Available-for-sale equity securities, at fair value............................          304.3          312.0
Trading equity securities, at fair value.......................................           87.3           --
Mortgage loans, at unpaid principal balances...................................          207.9          284.1
Venture capital partnerships, at equity in net assets..........................          255.3          234.9
Affiliate equity securities, at equity in net assets...........................           --             47.5
Policy loans, at unpaid principal balances.....................................        2,196.7        2,241.4
Other investments..............................................................          371.8          402.0
                                                                                  -------------  -------------
                                                                                      16,899.6       16,794.9
Available-for-sale debt and equity securities pledged as collateral, at
 fair value....................................................................        1,278.8        1,350.0
                                                                                  -------------  -------------
Total investments..............................................................       18,178.4       18,144.9
Cash and cash equivalents......................................................          435.0          447.9
Accrued investment income......................................................          222.3          222.3
Receivables....................................................................          135.8          224.9
Deferred policy acquisition costs..............................................        1,429.9        1,367.7
Deferred income taxes..........................................................           30.7           58.7
Intangible assets..............................................................          308.4          335.1
Goodwill.......................................................................          427.2          419.9
Other assets...................................................................          244.6          254.6
Separate account assets........................................................        6,950.3        6,083.2
                                                                                  -------------  -------------
Total assets...................................................................    $  28,362.6    $  27,559.2
                                                                                  =============  =============

LIABILITIES:
Policy liabilities and accruals................................................    $  13,132.3    $  13,088.6
Policyholder deposit funds.....................................................        3,492.4        3,642.7
Stock purchase contracts.......................................................          131.9          128.8
Indebtedness...................................................................          690.8          639.0
Other liabilities..............................................................          546.3          534.5
Non-recourse collateralized obligations........................................        1,355.2        1,472.0
Separate account liabilities...................................................        6,950.3        6,083.2
                                                                                  -------------  -------------
Total liabilities..............................................................       26,299.2       25,588.8
                                                                                  -------------  -------------

COMMITMENTS AND CONTINGENCIES (NOTES 16, 17 & 18)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries...................           41.0           22.6
                                                                                  -------------  -------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,394,959 and 106,376,363 shares issued........            1.0            1.0
Additional paid-in capital.....................................................        2,435.2        2,431.4
Deferred compensation on restricted stock units................................           (3.6)          (3.6)
Accumulated deficit............................................................         (285.6)        (355.3)
Accumulated other comprehensive income.........................................           58.0           63.7
Treasury stock, at cost: 11,517,387 and 11,930,647 shares......................         (182.6)        (189.4)
                                                                                  -------------  -------------
Total stockholders' equity.....................................................        2,022.4        1,947.8
                                                                                  -------------  -------------
Total liabilities, minority interest and stockholders' equity..................    $  28,362.6    $  27,559.2
                                                                                  =============  =============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Income and Comprehensive Income
                                 ($ amounts in millions, except per share data)
                                  Years Ended December 31, 2004, 2003 and 2002

                                                                       2004            2003           2002
                                                                   -------------  -------------  -------------
REVENUES:

Premiums.........................................................   $     990.6    $   1,042.2    $   1,082.0
Insurance and investment product fees............................         534.9          500.9          493.8
Broker-dealer commission and distribution fee revenues...........          56.9           81.5           85.0
Investment income, net of expenses...............................       1,075.7        1,107.4          940.5
Unrealized gain on trading equity securities.....................          85.9           --             --
Net realized investment gains (losses)...........................          (0.8)         (98.5)        (133.9)
                                                                   -------------  -------------  -------------
Total revenues...................................................       2,743.2        2,633.5        2,467.4
                                                                   -------------  -------------  -------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends................       1,422.2        1,454.0        1,436.1
Policyholder dividends...........................................         404.7          418.8          401.8
Policy acquisition cost amortization.............................         110.2           94.1           59.2
Intangible asset amortization....................................          33.8           33.2           98.8
Interest expense on indebtedness.................................          40.8           39.6           31.4
Interest expense on non-recourse collateralized obligations......          33.6           48.9           30.5
Other operating expenses.........................................         560.7          565.1          613.2
                                                                   -------------  -------------  -------------
Total benefits and expenses......................................       2,606.0        2,653.7        2,671.0
                                                                   -------------  -------------  -------------
Income (loss) from continuing operations before income taxes, minority interest, equity in earnings of affiliates and
    cumulative effect of accounting changes......................         137.2          (20.2)        (203.6)
Applicable income tax (benefit) expense..........................          40.5          (18.3)         (58.8)
                                                                   -------------  -------------  -------------
Income (loss) from continuing operations before minority
  interest, equity in earnings of affiliates and cumulative
  effect of accounting changes...................................          96.7           (1.9)        (144.8)
Minority interest in net income of consolidated subsidiaries.....          --             (0.4)          (0.5)
Equity in undistributed earnings (losses) of affiliates..........         (10.4)          (1.8)           4.6
                                                                   -------------  -------------  -------------
Income (loss) from continuing operations and
  before cumulative effect of accounting changes.................          86.3           (4.1)        (140.7)
Income (loss) from discontinued operations.......................           0.1           (2.1)          (1.3)
                                                                   -------------  -------------  -------------
Income (loss) before cumulative effect of accounting changes.....          86.4           (6.2)        (142.0)
Cumulative effect of accounting changes..........................          --             --           (130.3)
                                                                   -------------  -------------  -------------
Net income (loss)................................................   $      86.4    $      (6.2)   $    (272.3)
                                                                   =============  =============  =============

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic...............   $      0.91    $     (0.04)   $     (1.44)
Earnings (loss) from continuing operations – diluted.............   $      0.86    $     (0.04)   $     (1.44)
                                                                   =============  =============  =============
Earnings (loss) before cumulative effect of accounting
  change – basic.................................................   $      0.91    $     (0.07)   $     (1.45)
Earnings (loss) before cumulative effect of accounting
  change – diluted...............................................   $      0.86    $     (0.07)   $     (1.45)
                                                                   =============  =============  =============
Net earnings (loss) – basic......................................   $      0.91    $     (0.07)   $     (2.78)
Net earnings (loss) – diluted....................................   $      0.86    $     (0.07)   $     (2.78)
                                                                   =============  =============  =============
Basic weighted-average common shares outstanding (in thousands)..        94,676         94,218         97,854
Diluted weighted-average common shares outstanding (in thousands)       100,775         94,218         97,854
                                                                   =============  =============  =============

COMPREHENSIVE INCOME:
Net income (loss)................................................   $      86.4    $      (6.2)   $    (272.3)
Other comprehensive income (loss)................................          (5.7)         135.2          (74.3)
                                                                   -------------  -------------  -------------
Comprehensive income (loss)......................................   $      80.7    $     129.0    $    (346.6)
                                                                   =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                                      Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                                  Years Ended December 31, 2004, 2003 and 2002

                                                                       2004           2003           2002
                                                                   -------------  -------------  -------------
OPERATING ACTIVITIES:
Premiums collected...............................................   $     993.9    $   1,024.9    $   1,068.2
Insurance and investment product fees collected..................         601.2          592.2          597.5
Investment income collected......................................       1,002.1        1,026.2          954.7
Policy benefits paid, excluding policyholder dividends...........      (1,373.7)      (1,017.9)      (1,036.2)
Policyholder dividends paid......................................        (395.9)        (396.1)        (387.0)
Policy acquisition costs paid....................................        (164.7)        (205.5)        (217.0)
Interest expense on indebtedness paid............................         (37.3)         (36.5)         (32.6)
Interest expense on collateralized obligations paid..............         (33.6)         (48.9)         (30.5)
Other operating expenses paid....................................        (533.4)        (547.4)        (605.9)
Income taxes refunded............................................           0.5            6.6           12.3
                                                                   -------------  -------------  -------------
Cash from continuing operations..................................          59.1          397.6          323.5
Discontinued operations, net.....................................          14.9          (36.5)         (59.1)
                                                                   -------------  -------------  -------------
Cash from operating activities...................................          74.0          361.1          264.4
                                                                   -------------  -------------  -------------
INVESTING ACTIVITIES:
Investment purchases (Note 5)....................................      (4,163.9)      (5,630.0)      (4,977.3)
Investment sales, repayments and maturities (Note 5).............       4,220.7        4,417.2        3,418.6
Debt and equity securities pledged as collateral purchases.......         (17.2)         (56.9)        (891.6)
Debt and equity securities pledged as collateral sales...........          97.0          171.5           96.0
Subsidiary purchases.............................................         (36.9)         (23.4)        (136.1)
Subsidiary sales.................................................          17.1           --             --
Premises and equipment additions.................................          (9.3)         (17.6)         (15.7)
Premises and equipment disposals.................................          26.4           --             --
Discontinued operations, net.....................................           6.5           (4.4)          37.3
                                                                   -------------  -------------  -------------
Cash from (for) investing activities.............................         140.4       (1,143.6)      (2,468.8)
                                                                   -------------  -------------  -------------
FINANCING ACTIVITIES:
Policyholder deposit fund deposits ..............................         917.3        1,334.2        2,560.8
Policyholder deposit fund withdrawals............................      (1,067.6)      (1,087.2)        (911.2)
Stock purchase contracts proceeds................................          --             --            133.9
Equity units proceeds............................................          --             --            149.1
Other indebtedness proceeds......................................         196.6           --             --
Indebtedness repayments..........................................        (155.2)          --           (125.1)
Common stock purchases...........................................          --             --           (131.1)
Collateralized obligations proceeds..............................          --             --            841.6
Collateralized obligations repayments............................         (90.8)         (99.6)          --
Common stock dividends paid......................................         (15.1)         (15.1)         (15.8)
Minority interest distributions..................................         (12.5)         (12.4)         (10.6)
                                                                   -------------  -------------  -------------
Cash from (for) financing activities.............................        (227.3)         119.9        2,491.6
                                                                   -------------  -------------  -------------
Change in cash and cash equivalents..............................         (12.9)        (662.6)         287.2
Cash and cash equivalents, beginning of year.....................         447.9        1,110.5          823.3
                                                                   -------------  -------------  -------------
Cash and cash equivalents, end of year...........................   $     435.0    $     447.9    $   1,110.5
                                                                   =============  =============  =============

Included in cash and cash equivalents above is cash pledged as collateral of $61.0 million, $72.0 million, and
$57.0 million at December 31, 2004, 2003 and 2002, respectively.

Included in policy benefits paid for the 2004 period are a group of scheduled surrenders or withdrawals of
$184.2 million from a group of large corporate-owned life insurance policies.

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                                   ($ amounts in millions, except share data)
                                  Years Ended December 31, 2004, 2003 and 2002

                                                                       2004           2003           2002
                                                                   -------------  -------------  -------------

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation
  (213,045; 701,598; and 573,477 units)..........................   $       2.6    $       5.1    $       8.0
Restricted stock units (161,768 units)...........................          --              1.5           --
Stock options awarded as compensation (566,070; and 572,504
  options).......................................................           1.0            0.4           --
Exercise of stock options (18,542 shares)........................           0.2           --             --
Income tax benefit...............................................          --             --              5.9
Present value of future contract adjustment payments on
  equity units...................................................          --             --             (2.8)

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation deferred on restricted stock units awarded..........          (1.9)          (5.0)          --
Compensation expense recognized – restricted stock units.........           1.9            1.4           --

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income (loss)................................................          86.4           (6.2)        (272.3)
Common stock dividends declared ($0.16 per share)................         (15.1)         (15.1)         (15.8)
Excess of cost over fair value of common shares contributed to
  employee savings plan..........................................          (1.6)          (2.6)          --

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)....................          (5.7)         135.2          (74.3)

TREASURY STOCK:
Common shares purchased (7,871,500 shares).......................          --             --           (129.7)
Common shares contributed to employee savings plan
  (412,239 and 399,353 shares)...................................           6.8            6.3           --
                                                                   -------------  -------------  -------------
Change in stockholders' equity...................................          74.6          121.0         (481.0)
Stockholders' equity, beginning of year..........................       1,947.8        1,826.8        2,307.8
                                                                   -------------  -------------  -------------
Stockholders' equity, end of year................................   $   2,022.4    $   1,947.8    $   1,826.8
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

                                          THE PHOENIX COMPANIES, INC.
                                   Notes to Consolidated Financial Statements
                          ($ amounts in millions, except per share and per unit data)
                                  Years Ended December 31, 2004, 2003 and 2002

1.  Organization and Operations

Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 8. The Phoenix Companies, Inc. is a holding company whose operations are conducted through subsidiaries, the principal ones of which are Phoenix
Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners, Ltd., or Phoenix Investment Partners.
We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have reclassified certain amounts for 2003 and 2002 to conform with 2004 presentation.

We have prepared these financial statements in accordance with generally accepted accounting principles, or
GAAP. In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Significant accounting policies are presented throughout the notes in italicized type.

Accounting changes

Share-Based Payment: On December 16, 2004 the Financial Accounting Standards Board, or the FASB, issued FASB
Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002. We anticipate adopting the provisions of SFAS 123(R) on a modified prospective basis effective July 1, 2005, which will not have a material effect on our consolidated financial statements.

Goodwill and Other Intangible Assets: As of January 1, 2002, we adopted a new accounting standard for goodwill and other intangible assets and recorded the cumulative effect of the adoption as a charge to earnings. We describe the adoption of this standard further in Note 4.

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

Postretirement Benefits: On May 19, 2004, the FASB, issued FASB Staff Position No. FAS 106-2, Accounting and
Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,
or the FSP. For employers that sponsor postretirement benefit plans, or plan sponsors that provide prescription drug benefits to retirees, the FSP requires any effects of the anticipated federal tax subsidy related to those drug benefits be treated as an actuarial gain. The effect of the FSP is not material to our consolidated financial statements.

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

Effective July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity, or SFAS 150. The effect of our adoption was to reclassify the mandatorily redeemable noncontrolling interests related to our asset management subsidiaries from "minority interest" to "other liabilities" in our consolidated balance sheet. In addition, within our consolidated statement of operations, we reclassified earnings attributed to those interests from the caption "minority interest in net income of subsidiaries" to "other operating expenses". These changes in presentation were not material to our consolidated financial statements.

Variable Interest Entities: In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46(R) in December 2003, with FIN
46(R) providing additional interpretation as to existing standards on consolidation. FIN 46(R) clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January
31, 2003 and for variable interest entities in which we obtained an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46(R) for Special Purpose
Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. The effect of our adoption of the foregoing provisions of FIN 46(R) is described further in Note 8. FIN 46(R) requires our application of its provisions to non-SPE variable interest entities for periods ending after March 15, 2004.
The adoption of FIN 46(R) for our non-SPE variable interest entities did not have a material effect on our
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

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for stock-based compensation awarded prior to December 31, 2002, follow:

Pro Forma Results Related to Stock-based Compensation                          Year Ended December 31,
Awarded Prior to December 31, 2002:                                 -------------------------------------------
($ amounts in millions)                                                 2004           2003           2002
                                                                    -------------  -------------  -------------

Net income (loss), as reported...................................    $      86.4    $      (6.2)   $    (272.3)
Add: Employee stock option compensation expense included in net
  income (loss), net of applicable income taxes..................            0.7            0.4           --
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable
  income taxes...................................................            5.2            5.0            6.5
                                                                    -------------  -------------  -------------
Pro forma net income (loss)......................................    $      81.9    $     (10.8)   $    (278.8)
                                                                    =============  =============  =============

 Basic earnings (loss) per share:
     As reported.................................................    $      0.91    $     (0.07)   $     (2.78)
     Pro forma...................................................    $      0.87    $     (0.11)   $     (2.85)
 Diluted earnings (loss) per share:
     As reported.................................................    $      0.86    $     (0.07)   $     (2.78)
     Pro forma...................................................    $      0.81    $     (0.11)   $     (2.85)

The weighted-average fair values of options granted during 2004, 2003 and 2002 were $4.24, $4.07 and $8.18 per share, respectively, using the Black-Scholes option valuation model.

Valuation and related assumption information used for the options granted include these key variables:
weighted-average expected volatility, weighted-average risk-free interest rate and weighted-average common share dividend yield.

See Note 11 for additional information related to stock-based compensation.

Business combinations and dispositions

On November 19, 2004, we received payment in full of a $27.5 million convertible subordinated note issued by
Aberdeen Asset Management PLC, or Aberdeen, a United Kingdom-based asset management company. Concurrently we relinquished our contractual right to one of two Aberdeen board seats we held related to our 16.5% equity interest in Aberdeen, at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen's operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS No. 115, Accounting for Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen's shares as traded on the London Stock Exchange, as compared to our carrying value under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our fourth quarter and full year 2004 consolidated statement of operations includes a $14.7 million after-tax, non-cash charge related to the accounting for our proportionate share of Aberdeen's December 2004 settlement of alleged misselling activities with the United Kingdom's Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for
Aberdeen from the equity method to the fair value method. On January 14, 2005, we closed the sale to third parties of our equity holdings in Aberdeen for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million, which will be recognized as a realized investment loss in our first quarter 2005 consolidated statement of operations. The January 2005 sale of our equity holdings in Aberdeen completed our disposition of our direct financial interests in Aberdeen. See Note 5 to our consolidated financial statements in this Form 10-K for more information on our holdings in Aberdeen.

On October 25, 2004, we entered into an agreement with Friends Provident plc, or Friends Provident, to sell our
12% interest in Lombard International Assurance S.A., or Lombard, and to relinquish $17.5 million in notes receivable from Lombard's affiliate, Insurance Development Holdings A.G., or IDH. This transaction closed on
January 11, 2005 for consideration of $59.0 million and, under the terms of the sale, we may be entitled to additional consideration, in the form of cash, based on Lombard's financial performance through 2006.

In July 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd., our India-based information technology subsidiary, and essentially all of the assets of its United States affiliate, Phoenix Global
Solutions, Inc., to Tata Consultancy Services Limited, a division of Tata Sons Ltd. This transaction is not material to our consolidated financial statements.

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger
Financial Services, or LPL. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. Revenues net of eliminations and direct expenses net of deferrals and certain transaction related costs included in our consolidated financial statements related to our retail affiliated broker-dealer operations sold during 2004 are as follows:

                                                                                    Year Ended December 31,
Revenues and Direct Expenses of                                                --------------------------------
Retail Affiliated Broker-Dealer Operations:                                        2004       2003       2002
($ amounts in millions)                                                        ----------  ---------- ---------
Insurance and investment product fee revenues, net of eliminations...........   $  32.0     $  60.8    $  61.8
Direct other operating expenses, net of deferrals............................   $  38.7     $  72.8    $  74.4

During 2004, we incurred a $3.6 million net after-tax charge for an impairment of goodwill related to Main
Street, offset by a $2.7 million after-tax gain on the sale of the retail affiliated broker-dealer operations.
Both the charge and the gain were recorded to realized investment gains and losses. In addition, we incurred a
$10.2 million net after-tax charge related to severance and lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting in connection with employee benefit plans.

In March 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust Company.
The effect of this transaction is not material to our consolidated financial statements. Phoenix National Trust
Company is included as a discontinued operation in our consolidated financial statements for all periods presented.

In March 2004, we acquired the remaining minority interests in Walnut Asset Management LLC and Rutherford Brown
& Catherwood, LLC for $2.1 million. This additional purchase price was accounted for as a step-acquisition by
Phoenix Investment Partners and was allocated to goodwill and definite-lived intangible assets, accordingly.

In 2002 we acquired a 60% equity interest in Kayne Anderson Rudnick, LLC, or Kayne Anderson Rudnick, for $102.4
million. This acquisition was accounted for using the purchase method under FASB Statement No. 141, Business
Combinations, or SFAS 141. In connection with this acquisition, the Acquisition Agreement and the related
Amended and Restated Operating Agreement resulted in the creation of mandatorily redeemable noncontrolling interests, or noncontrolling interests, representing 40% of Kayne Anderson Rudnick's members' interests held by certain of its members. Certain of these noncontrolling interests in Kayne Anderson Rudnick have scheduled redemption dates (5% at each date) as of December 31, 2004, 2005, and 2006, at a price based upon operating results of Kayne Anderson Rudnick for the year then ended. These 15% noncontrolling interests, as well as the remaining 25% of Kayne Anderson Rudnick's noncontrolling interests, are mandatorily redeemable upon death of a member and, as such, are included in other liabilities on our consolidated balance sheet and in our consolidated statement of income as a part of other operating expenses in accordance with SFAS 150. Separate agreements in connection with the 25% noncontrolling interests held by certain Kayne Anderson Rudnick's members give the noncontrolling interest-holders the right to require Phoenix Investment Partners to redeem all or a part of their noncontrolling interest at specified future dates and at a price determined based upon operating results of Kayne Anderson Rudnick. Conversely, the terms of these agreements also give Phoenix
Investment Partners the right to redeem the outstanding minority interests at the same price as the noncontrolling interest-holder may exercise its right to sell. These agreements may expire unexercised should
Kayne Anderson Rudnick's operating results decline from the initial measurement date.

In addition to the initial cost of the purchase of Kayne Anderson Rudnick in the first quarter of 2004, we made a payment of $30.1 million in contingent consideration, which was based upon management fee revenues for the purchased business through the end of 2003. Phoenix Investment Partners had accrued for this payment as of
December 31, 2003 and allocated it entirely to goodwill.

In January 2004, one member of Kayne Anderson Rudnick accelerated his portion of the 15% noncontrolling interest redemption, at which time we acquired an additional 0.3% of the company. Phoenix Investment Partners has accrued $11.4 million related to the remaining 4.9% redemption required as of December 31, 2004, has accounted for this payment as a step-acquisition and has allocated the purchase price to goodwill and definite-lived intangible assets, accordingly. The two remaining 4.9% noncontrolling interest redemptions will be accounted for as step-acquisitions as the purchase price contingency resolves.

In 2003, we acquired the outstanding minority interests in PFG Holdings, Inc., or PFG, and Capital West Asset
Management, LLC, or Capital West. Additional information on these acquisitions can be found in Note 3 and Note
4, respectively.

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

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable life, term life and fixed and variable annuities. The Asset Management segment includes private client and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds. We provide more information on the Life and Annuity and
Asset Management operating segments in Note 3 and Note 4, respectively.

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

We allocate indebtedness and related interest expense to our Corporate and Other segment. We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300%
of RBC levels for the three years ended December 31, 2004. Capital within our life insurance companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to three consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment. Excess investment income on debt and equity securities pledged as collateral represent investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.

                                                                                       As of December 31,
                                                                                  -----------------------------
Segment Information on Assets:                                                        2004           2003
($ amounts in millions)                                                           -------------- --------------
Segment Assets
Life and annuity segment........................................................   $  25,117.0    $  24,219.5
Asset management segment........................................................         833.9          851.2
                                                                                  -------------- --------------
Operating segment assets........................................................      25,950.9       25,070.7
Venture capital segment.........................................................         202.9          196.3
Corporate and other segment.....................................................       2,185.8        2,264.0
                                                                                  -------------- --------------
Total segment assets............................................................      28,339.6       27,531.0
Net assets of discontinued operations (Note 14).................................          23.0           28.2
                                                                                  -------------- --------------
Total assets....................................................................   $  28,362.6    $  27,559.2
                                                                                  ============== ==============

                                                                            Year Ended December 31,
Segment Information on Revenues and Income:                       ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Life and annuity segment........................................   $   2,312.8     $   2,368.4    $   2,344.5
Asset management segment........................................         266.7           252.8          269.1
Elimination of inter-segment revenues...........................           5.9            (5.8)          (7.5)
                                                                  --------------  -------------- --------------
Operating segment revenues......................................       2,585.4         2,615.4        2,606.1
Venture capital segment.........................................          19.3            36.2          (59.3)
Corporate and other segment.....................................          53.4            80.4           54.5
                                                                  --------------  -------------- --------------
Total segment revenues..........................................       2,658.1         2,732.0        2,601.3
Unrealized gain on trading equity securities....................          85.9            --             --
Net realized investment gains (losses)..........................          (0.8)          (98.5)        (133.9)
                                                                  --------------  -------------- --------------
Total revenues..................................................   $   2,743.2     $   2,633.5    $   2,467.4
                                                                  ==============  ============== ==============

Segment Income (Loss)
Life and annuity segment........................................   $     142.8     $      99.4    $      80.3
Asset management segment........................................           0.1            (8.7)         (69.9)
                                                                  --------------  -------------- --------------
Operating segment pre-tax income................................         142.9            90.7           10.4
Venture capital segment.........................................          19.3            36.2          (59.3)
Corporate and other segment:
  Interest expense on indebtedness..............................         (40.8)          (39.6)         (31.4)
  Other.........................................................         (18.3)           (8.2)          (8.6)
                                                                  --------------  -------------- --------------
Total segment income (loss) before income taxes.................         103.1            79.1          (88.9)
Applicable income taxes (benefit)...............................          22.5            21.8          (28.5)
                                                                  --------------  -------------- --------------
Total segment income (loss).....................................          80.6            57.3          (60.4)
Income (loss) from discontinued operations......................           0.1            (2.1)          (1.3)
Net realized investment income (losses),
  net of income taxes and other offsets.........................          (7.2)            0.8          (65.6)
Unrealized gains (losses) on equity investment in Aberdeen,
  net of income taxes...........................................          55.9           (55.0)          --
Share of Aberdeen extraordinary charge for FSA settlement
  net of income taxes...........................................         (14.7)           --             --
Restructuring and early retirement costs, net of income taxes...         (21.9)           (8.5)         (28.5)
Surplus notes tender costs, net of income taxes.................          (6.4)           --             --
Other income, net of income taxes...............................          --               1.3           --
Deferred acquisition cost adjustment, net of income taxes.......          --              --             15.1
Demutualization related items, net of income taxes..............          --              --             (1.3)
Cumulative effect of accounting changes, net of income taxes....          --              --           (130.3)
                                                                  --------------  -------------- --------------
Net income (loss)...............................................   $      86.4     $      (6.2)   $    (272.3)
                                                                  ==============  ============== ==============

While revenues derived from outside of the United States are not material to our consolidated financial statements, as of December 31, 2004 we had international investments, the principal ones of which are located in the United Kingdom (Aberdeen 16.5% owned, Note 5) and Luxembourg (Lombard 12% owned, Note 5) and Argentina.

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

                                                                                          As of December 31,
Life and Annuity Segment Assets:                                                  -----------------------------
($ amounts in millions)                                                               2004           2003
                                                                                  -------------- --------------

Investments....................................................................    $  16,273.4    $  16,216.9
Cash and cash equivalents......................................................          255.2          250.5
Receivables....................................................................          222.2          228.1
Deferred policy acquisition costs..............................................        1,429.9        1,367.7
Deferred income taxes..........................................................           --             40.2
Goodwill and other intangible assets...........................................           10.2           15.3
Other general account assets...................................................          118.9          190.5
Separate accounts..............................................................        6,807.2        5,910.3
                                                                                  -------------- --------------
Total segment assets...........................................................    $  25,117.0    $  24,219.5
                                                                                  ============== ==============

                                                                                Year Ended December 31,
Life and Annuity Segment Income:                                         ---------------------------------------
($ amounts in millions)                                                      2004          2003        2002
                                                                         ------------  ------------ -----------

Premiums...............................................................   $   990.6     $ 1,042.2    $1,082.0
Insurance and investment product fees..................................       296.9         278.4       259.5
Broker-dealer commission and distribution fee revenues.................        28.8          54.6        55.6
Net investment income..................................................       996.5         993.2       947.4
                                                                         ------------  ------------ -----------
Total segment revenues.................................................     2,312.8       2,368.4     2,344.5
                                                                         ------------  ------------ -----------
Policy benefits, including policyholder dividends......................     1,814.8       1,869.9     1,867.6
Policy acquisition cost amortization...................................       110.6          98.2        88.5
Other operating expenses...............................................       244.6         300.5       307.5
                                                                         ------------  ------------ -----------
Total segment benefits and expenses....................................     2,170.0       2,268.6     2,263.6
                                                                         ------------  ------------ -----------
Segment income before income taxes and minority interest...............       142.8          99.8        80.9
Allocated income taxes.................................................        36.4          31.1        28.0
                                                                         ------------  ------------ -----------
Segment income before minority interest................................       106.4          68.7        52.9
Minority interest in segment income of consolidated subsidiaries.......        --             0.4         0.6
                                                                         ------------  ------------ -----------
Segment income.........................................................       106.4          68.3        52.3
Net realized investment losses, net of income taxes and other offsets..        (2.5)         (4.7)      (15.0)
Restructuring charges, net of income taxes.............................        (7.3)         (1.3)       --
Deferred acquisition cost adjustment, net of income taxes..............        --            --          15.1
                                                                         ------------  ------------ -----------
Segment net income.....................................................   $    96.6     $    62.3    $   52.4
                                                                         ============  ============ ===========

Premium and fee revenue and related expenses

Revenues for annuity and universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to fund values. We recognize premiums for participating life insurance products and other long-duration life insurance products as revenue when due from policyholders. We recognize life insurance premiums for short-duration life insurance products as premium revenue pro rata over the related contract periods. We match benefits, losses and related expenses with premiums over the related contract periods.

                                                                            Year Ended December 31,
Life and Annuity Segment Revenues by Product:                     ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------
Premiums
Term life insurance.............................................   $      13.8     $      12.8    $      10.2
Other life insurance............................................          14.4            15.9           17.6
                                                                  --------------  -------------- --------------
Total, non-participating life insurance.........................          28.2            28.7           27.8
Participating life insurance....................................         962.4         1,013.5        1,054.2
                                                                  --------------  -------------- --------------
Total premiums..................................................         990.6         1,042.2        1,082.0
                                                                  --------------  -------------- --------------
Insurance and investment product fees
Variable universal life insurance...............................         111.2           109.1          102.0
Universal life insurance........................................         113.0            98.7           87.4
Other life insurance............................................           3.5             6.3            6.3
                                                                  --------------  -------------- --------------
Total, life insurance...........................................         227.7           214.1          195.7
Annuities.......................................................          69.2            64.3           63.8
                                                                  --------------  -------------- --------------
Total insurance and investment product fees.....................         296.9           278.4          259.5
Broker-dealer commission and distribution fee revenues..........          28.8            54.6           55.6
Net investment income...........................................         996.5           993.2          947.4
                                                                  --------------  -------------- --------------
Segment revenues................................................   $   2,312.8     $   2,368.4    $   2,344.5
                                                                  ==============  ============== ==============

Broker-dealer commissions are related to our retail affiliated broker-dealer operations, which we sold May 31,
2004 as further described in Note 1.

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
    •   We reinsure 80% of the mortality risk on the in-force block of the Confederation Life Insurance
        Company, or Confederation Life, business we acquired in December 1997.
    •   We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure 80% and 60%, respectively, of the mortality risk on a substantial portion of our otherwise retained individual life insurance business.
    •   We reinsure 80% to 90% of the mortality risk on certain new issues of term life insurance.
    •   We reinsure 100% of guaranteed minimum death benefits on a block of variable deferred annuities issued between January 1, 1996 through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefits risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.
    •   We assume and cede business related to the group accident and health block in run-off. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts.

                                                                              Year Ended December 31,
Direct Business and Reinsurance in Continuing Operations:         ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------
Direct premiums.................................................   $   1,054.3     $   1,092.1    $   1,104.2
Premiums assumed from reinsureds................................           2.8            15.5           16.9
Premiums ceded to reinsurers....................................         (66.5)          (65.4)         (39.1)
                                                                  --------------  -------------- --------------
Premiums........................................................   $     990.6     $   1,042.2    $   1,082.0
                                                                  ==============  ============== ==============
Percentage of amount assumed to net premiums....................           0.3%            1.5%           1.6%
                                                                  ==============  ============== ==============

Direct policy benefits incurred.................................   $     416.3     $     402.9    $     357.5
Policy benefits assumed from reinsureds.........................           3.9            13.5           12.6
Policy benefits ceded to reinsurers.............................         (52.9)          (56.9)         (44.8)
                                                                  --------------  -------------- --------------
Policy benefits.................................................   $     367.3     $     359.5    $     325.3
                                                                  ==============  ============== ==============

Direct life insurance in force..................................   $ 126,367.9     $ 120,931.3    $ 110,529.8
Life insurance in force assumed from reinsureds.................       1,759.5         1,837.3        1,831.2
Life insurance in force ceded to reinsurers.....................     (80,040.1)      (77,222.3)     (74,575.2)
                                                                  --------------  -------------- --------------
Life insurance in force.........................................   $  48,087.3     $  45,546.3    $  37,785.8
                                                                  ==============  ============== ==============
Percentage of amount assumed to net insurance in force..........           3.7%            4.0%           4.8%
                                                                  ==============  ============== ==============

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, withdrawals and policyholder dividends, which total $1,447.5 million, $1,510.4 million and $1,542.3 million, net of reinsurance, for the years ended December 31, 2004, 2003 and 2002, respectively.

Irrevocable letters of credit aggregating $48.1 million at December 31, 2004 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

Business combinations and significant reinsurance assumed transaction

In 2003, we acquired the remaining interest in PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $86.5 million to the selling shareholders, including $10.0 million during
2005 through 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During the year ended December 31, 2004, we paid $3.0 million under this obligation.

In July 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance
Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002. The business acquired had a total account value of $557.0 million at June 30, 2002. This transaction was effected through a combination of coinsurance and modified coinsurance.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our acquisitions of PFG (2003), we recognized an asset for the present value of future profits representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred acquisition costs.

We amortize deferred acquisition costs and present value of future profits based on the related policy's classification. For individual participating life insurance policies, we amortize deferred acquisition costs and present value of future profits in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred acquisition costs and present value of future profits are amortized in proportion to estimated gross profits. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the deferred acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future. Our primary assumptions relate to anticipated expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders). These assumptions, which we review on a regular basis, are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, we periodically assess whether there are sufficient gross margins or gross profits to amortize our remaining deferred acquisition cost balances.

                                                                                    Year Ended December 31,
Deferred Policy Acquisition Costs:                                        -------------------------------------
($ amounts in millions)                                                        2004        2003         2002
                                                                          ------------ ----------- ------------

Acquisition costs deferred................................................ $   164.7    $  205.5    $   217.0
Acquisition costs recognized in:
  PFG minority interest acquisition.......................................      --           9.8         --
  Valley Forge Life reinsurance assumed transaction.......................      --          --           48.5
Costs amortized to expenses:
  Recurring costs related to segment income...............................    (110.6)      (98.2)       (88.5)
  (Cost) credit related to realized investment gains or losses (Note 5)...       0.4         4.1          7.2
  Change in actuarial assumption..........................................      --          --           22.1
Offsets to net unrealized investment gains or losses
  included in other comprehensive income (Note 12)........................       7.7        12.4        (95.9)
                                                                          ------------ ----------- ------------
Change in deferred policy acquisition costs...............................      62.2       133.6        110.4
Deferred policy acquisition costs, beginning of year......................   1,367.7     1,234.1      1,123.7
                                                                          ------------ ----------- ------------
Deferred policy acquisition costs, end of year............................ $ 1,429.9    $1,367.7    $ 1,234.1
                                                                          ============ =========== ============

In 2002, we revised the mortality assumptions used in the development of estimated gross margins for the traditional participating block of business to reflect favorable experience. This revision resulted in a decrease in deferred policy acquisition cost amortization of $22.1 million ($14.4 million after income taxes).
Also in 2002, we revised our long-term market return assumption for the variable annuity block of business from
8% to 7%. In addition, we recorded an impairment charge related to the recoverability of our deferred acquisition cost asset related to the variable annuity business. The revision in long-term market return assumption and the impairment charge resulted in a $13.5 million pre-tax ($8.8 million after income taxes)
increase in our policy acquisition cost amortization expense in the third quarter of 2002.

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future policy benefits for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit-method, which is the sum of the account balance, unearned revenue liability and liability for minimum policy benefits. Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.0% to 6.0% as of December 31, 2004, less administrative and mortality charges.

Certain of our annuity products contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. As of December 31, 2004 and 2003, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $123.5 million and $183.1 million, respectively, for which we had established reserves, net of reinsurance recoverables, of $9.1 million and $7.6 million, respectively.

Participating life insurance

Participating life insurance in force was 35.6% and 38.8% of the face value of total individual life insurance in force at December 31, 2004 and 2003, respectively.

Fair value of investment contracts

For purposes of fair value disclosures (Note 9), we determine the fair value of guaranteed interest contracts by assuming a discount rate equal to the appropriate United States Treasury rate plus 150 basis points to determine the present value of projected contractual liability payments through final maturity. We value the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate United States Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 1.8% to 12.3% as of December 31,
2004, less administrative charges.

Demutualization and Closed Block

In 1999, we began the process of reorganizing and demutualizing our then principal operating company, Phoenix
Home Life Mutual Insurance Company. We completed the process in June 2001, when all policyholder membership interests in this company were extinguished and eligible policyholders of the company received shares of common stock of The Phoenix Companies, Inc., together with cash and policy credits, as compensation. To protect the future dividends of these policyholders, we established a closed block for their existing policies.

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

Because closed block liabilities exceed closed block assets, we have a net closed block liability at each period-end. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

                                                                          As of December 31,
Closed Block Assets and Liabilities:                              ------------------------------
($ amounts in millions)                                               2004            2003         Inception
                                                                  --------------  -------------- --------------

Debt securities.................................................   $   6,949.6     $   6,906.4    $   4,773.1
Equity securities...............................................          90.8            82.9           --
Mortgage loans..................................................         181.9           228.5          399.0
Venture capital partnerships....................................          52.4            38.6           --
Policy loans....................................................       1,363.4         1,386.8        1,380.0
Other invested assets...........................................          60.0            46.7           --
                                                                  --------------  -------------- --------------
Total closed block investments..................................       8,698.1         8,689.9        6,552.1
Cash and cash equivalents.......................................         100.5            40.5           --
Accrued investment income.......................................         118.8           120.2          106.8
Receivables.....................................................          32.7            43.0           35.2
Deferred income taxes...........................................         359.7           377.0          389.4
Other closed block assets.......................................          24.0            62.3            6.2
                                                                  --------------  -------------- --------------
Total closed block assets.......................................       9,333.8         9,332.9        7,089.7
                                                                  --------------  -------------- --------------
Policy liabilities and accruals.................................       9,686.9         9,723.1        8,301.7
Policyholder dividends payable..................................         365.5           369.8          325.1
Policyholder dividend obligation................................         535.9           519.2           --
Other closed block liabilities..................................          41.5            63.0           12.3
                                                                  --------------  -------------- --------------
Total closed block liabilities..................................      10,629.8        10,675.1        8,639.1
                                                                  --------------  -------------- --------------
Excess of closed block liabilities over closed block assets.....   $   1,296.0     $   1,342.2    $   1,549.4
                                                                  ==============  ============== ==============

Closed Block Revenues and Expenses and Changes in                           Cumulative        Year Ended December 31,
Policyholder Dividend Obligations:                                             From        -----------------------------
($ amounts in millions)                                                      Inception         2004           2003
                                                                           --------------  -------------- --------------
Closed block revenues
Premiums.................................................................   $   5,170.8     $     932.8    $   1,000.1
Net investment income ...................................................       2,771.2           560.0          573.1
Net realized investment losses...........................................         (91.1)           (2.0)          (9.4)
                                                                           --------------  -------------- --------------
Total revenues...........................................................       7,850.9         1,490.8        1,563.8
                                                                           --------------  -------------- --------------
Policy benefits, excluding dividends.....................................       5,367.6         1,007.1        1,058.0
Other operating expenses.................................................          57.9             8.9           10.0
                                                                           --------------  -------------- --------------
Total benefits and expenses, excluding policyholder dividends............       5,425.5         1,016.0        1,068.0
                                                                           --------------  -------------- --------------
Closed block contribution to income before dividends and income taxes....       2,425.4           474.8          495.8
Policyholder dividends...................................................       2,000.2           403.9          419.4
                                                                           --------------  -------------- --------------
Closed block contribution to income before income taxes..................         425.2            70.9           76.4
Applicable income taxes..................................................         149.3            24.7           26.8
                                                                           --------------  -------------- --------------
Closed block contribution to income......................................   $     275.9     $      46.2    $      49.6
                                                                           ==============  ============== ==============

Policyholder dividend obligation
Policyholder dividends provided through earnings.........................   $   2,045.4     $     403.9    $     419.4
Policyholder dividends provided through other comprehensive income.......         436.5             3.8          (45.5)
                                                                           --------------  -------------- --------------
Additions to policyholder dividend liabilities...........................       2,481.9           407.7          373.9
Policyholder dividends paid..............................................      (1,905.6)         (395.3)        (395.6)
                                                                           --------------  -------------- --------------
Change in policyholder dividend liabilities..............................         576.3            12.4          (21.7)
Policyholder dividend liabilities, beginning of period...................         325.1           889.0          910.7
                                                                           --------------  -------------- --------------
Policyholder dividend liabilities, end of period.........................         901.4           901.4          889.0
Less:  policyholder dividends payable, end of period.....................         365.5           365.5          369.8
                                                                           --------------  -------------- --------------
Policyholder dividend obligation, end of period..........................   $     535.9     $     535.9    $     519.2
                                                                            ==============  ============== ==============

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
Structured finance products include collateralized obligations backed by portfolios of public high yield bonds, commercial mortgage-backed and asset-backed securities or bank loans. See Note 8 for additional information.

We offer asset management services through our affiliated asset managers. We provide these affiliated asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the affiliates' products by assessing their performance, style consistency and the discipline with which they apply their investment processes.

                                                                                         As of December 31,
Asset Management Segment Assets:                                                  -----------------------------
($ amounts in millions)                                                               2004           2003
                                                                                  -------------- --------------

Investments....................................................................    $      12.8    $      11.8
Cash and cash equivalents......................................................           50.0           39.6
Receivables....................................................................           34.2           36.0
Intangible assets..............................................................          308.4          335.1
Goodwill.......................................................................          416.9          408.1
Other assets...................................................................           11.6           20.6
                                                                                  -------------- --------------
Total segment assets...........................................................    $     833.9    $     851.2
                                                                                  ============== ==============

                                                                              Year Ended December 31,
Asset Management Segment Income:                                  ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Investment product fees.........................................   $     237.9     $     225.3    $     238.6
Broker-dealer commission and distribution fee revenues..........          28.0            26.8           29.5
Net investment income...........................................           0.8             0.7            1.0
                                                                  --------------  -------------- --------------
Total segment revenues..........................................         266.7           252.8          269.1
                                                                  --------------  -------------- --------------
Intangible asset amortization...................................          33.8            33.2           32.5
Intangible asset impairments....................................          --              --             66.3
Other operating expenses........................................         232.8           228.3          240.2
                                                                  --------------  -------------- --------------
Total segment expenses..........................................         266.6           261.5          339.0
                                                                  --------------  -------------- --------------
Segment income (loss) before income taxes.......................           0.1            (8.7)         (69.9)
Allocated income taxes (benefit)................................           2.3            (3.3)          (6.0)
                                                                  --------------  -------------- --------------
Segment loss....................................................          (2.2)           (5.4)         (63.9)
Net realized investment gains (losses), net of income taxes.....           1.8            (0.3)          --
Restructuring charges, net of income taxes......................          (1.2)           (4.0)          (8.4)
Cumulative effect of accounting change, net of income taxes.....          --              --           (119.9)
                                                                  --------------  -------------- --------------
Segment net loss................................................   $      (1.6)    $      (9.7)   $    (192.2)
                                                                  ==============  ============== ==============

In 2004, 2003 and 2002, our Asset Management segment incurred restructuring charges primarily in connection with organizational and employment-related costs of $1.9 million ($1.2 million after-tax), $6.2 million ($4.0 million after-tax) and $12.9 million ($8.4 million after-tax), respectively.

Fee Revenues

Investment management fees and mutual fund ancillary fees included in investment product fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees contingent upon achieving certain levels of performance are recorded when the contingencies are resolved.

Mutual fund ancillary fees consist of distribution fees, administrative fees, shareholder service agent fees, fund accounting fees, dealer concessions and underwriter fees. Dealer concessions and underwriting fees earned
(net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

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

In 2002, we acquired a 60% interest in Kayne Anderson Rudnick for $102.4 million as further described in Note
1. In addition to the initial cost of the purchase, we made a payment of $30.1 million in the first quarter of
2004 based upon growth in management fee revenue for the purchased business through 2003. We had fully accrued for this estimated payment as of December 31, 2003 and have allocated it entirely to goodwill. In January 2004, one member of Kayne Anderson Rudnick accelerated his portion of the 15% noncontrolling interest acquisitions, at which time we acquired an additional 0.3% of the company. Phoenix Investment Partners has accrued $11.4 million related to the remaining 4.9% redemption required as of December 31, 2004, has accounted for this payment as a step-acquisition and has allocated the purchase price to goodwill and definite-lived intangible assets, accordingly. The two remaining 4.9% noncontrolling interest redemptions will be accounted for as step-acquisitions as the purchase price contingency resolves. Related to the initial purchase in 2001, we allocated $0.3 million of the initial purchase price to tangible net assets acquired and $102.1 million to intangible assets ($58.3 million to investment management contracts and $43.8 million to goodwill). Kayne
Anderson Rudnick's results of operations for the period from January 30, 2002 through December 31, 2002 are included in our results of operations for the year 2002.

The mandatorily redeemable noncontrolling interests in each of our less than wholly-owned asset management subsidiaries are subject to certain agreements, which were executed at the time of acquisition, that may provide for one or all of the following: (a) a contingent purchase price payment; (b) a requirement for Phoenix
Investment Partners to redeem a predetermined percentage of the outstanding noncontrolling membership interests at predetermined future dates; and/or (c) agreements associated with the purchase of these subsidiaries'
noncontrolling membership interests that are subject to the occurrence of certain events. The redemption price associated with each of these agreements is contingent upon the operating results of the respective subsidiary.
As additional redemptions of noncontrolling interests occur, the related payments are accounted for in accordance with SFAS 141 as either contingent purchase price, or as a step-acquisition whereby the purchase price is allocated to the portion of the assets acquired and the liabilities assumed based upon their respective fair values, goodwill, and other intangible assets. For each type of agreement, the redemption price is calculated similarly and is equal to (1) investment advisory fees, or growth in investment advisory fees, as applicable, for the relevant year multiplied by an agreed upon multiple, multiplied by (2) the amount of noncontrolling membership interest being purchased. The redemption price is determined within 60 days after year-end and the payment is made within 60 days of the finalization of the price. There is no cap or floor on the redemption price for any of the agreements. Notwithstanding (a), (b), and (c) above, these interests are redeemable upon death of a member and, as such, are included in other liabilities on our consolidated balance sheet and as earnings attributable to mandatorily redeemable noncontrolling interests as a part of other operating expenses on our consolidated statement of income in accordance with SFAS 150. Earnings attributable to mandatorily redeemable noncontrolling interests are not material to our consolidated financial statements.
We recorded $15.2 million and $34.5 million of additional redemption or purchase price in 2004 and 2003, respectively, related to the redemption of noncontrolling membership interests that existed at the time of acquisition with certain of our majority-owned subsidiaries.

Goodwill and other intangible assets

Effective January 1, 2002, we adopted the new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. To test for impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit's tangible net assets. We calculate the fair value of definite-lived intangible assets based on their discounted cash flows. We compare the calculated fair value to the recorded values and record an impairment, if warranted. Amortization expense for definite-lived intangible assets is calculated on a straight-line basis.

Upon adoption of the new accounting standard, we recorded a before-tax cumulative effect charge of $141.7 million to reduce the carrying value of goodwill and other intangible assets with indefinite lives to fair value, of which $131.3 million pertained to our Asset Management segment and $10.4 million pertained to an international equity investment in our Corporate and Other segment (Note 5). After applicable income tax benefits, the charge reduced earnings by $130.3 million or $1.33 per share. In the third quarter of 2002, we performed an impairment test at the Asset Management segment reporting-unit level and recorded a before-tax charge of $66.3 million to further reduce the carrying value of goodwill and other intangible assets.

Asset management segment intangible assets and goodwill
                                                                                        As of December 31,
Carrying Amounts of Intangible Assets and Goodwill:                               -----------------------------
($ amounts in millions)                                                               2004           2003
                                                                                  -------------- --------------

Asset management contracts with definite lives.................................    $     401.2    $     396.1
Less: accumulated amortization.................................................          166.1          134.3
                                                                                  -------------- --------------
Intangible assets with definite lives..........................................          235.1          261.8
Asset management contracts with indefinite lives...............................           73.3           73.3
                                                                                  -------------- --------------
Intangible assets..............................................................    $     308.4    $     335.1
                                                                                  ============== ==============

Goodwill.......................................................................    $     416.9    $     408.1
                                                                                  ============== ==============

                                                                                      Year Ended December 31,
Activity in Intangible Assets and Goodwill:                                       -----------------------------
($ amounts in millions)                                                               2004           2003
                                                                                  -------------- --------------
Intangible assets
Asset purchases................................................................    $       7.1    $       3.3
Asset amortization.............................................................          (33.8)         (33.2)
                                                                                  -------------- --------------
Change in intangible assets....................................................          (26.7)         (29.9)
Balance, beginning of period...................................................          335.1          365.0
                                                                                  -------------- --------------
Balance, end of period.........................................................    $     308.4    $     335.1
                                                                                  ============== ==============

Goodwill
Goodwill acquired..............................................................    $       8.8    $      32.5
Balance, beginning of period...................................................          408.1          375.6
                                                                                  -------------- --------------
Balance, end of period.........................................................    $     416.9    $     408.1
                                                                                  ============== ==============

The estimated aggregate intangible asset amortization expense in future periods includes: 2005, $32.9 million;
2006, $28.7 million; 2007, $28.0 million; 2008, $27.7 million; 2009, $26.5 million and thereafter, $91.3 million. At December 31, 2004, the weighted-average amortization period for definite-lived intangible assets is eight years.

5.  Investing Activities

Debt and equity securities

Our debt and equity securities classified as available-for-sale are reported in our balance sheet at fair value. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities).

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

See Note 8 for information on available-for-sale debt and equity securities pledged as collateral.

                                                                        As of December 31,
Fair Value and Cost of Debt and Equity Securities:  -----------------------------------------------------------
($ amounts in millions)                                         2004                          2003
                                                    ----------------------------- -----------------------------
                                                      Fair Value        Cost        Fair Value        Cost
                                                    -------------- -------------- -------------- --------------

United States government and agency................  $     679.1    $     625.4    $     757.0    $     714.5
State and political subdivision....................        446.5          413.7          510.3          468.4
Foreign government.................................        314.8          284.0          260.4          239.0
Corporate..........................................      7,365.4        7,040.7        6,765.8        6,412.4
Mortgage-backed....................................      3,253.4        3,122.9        3,097.5        2,963.4
Other asset-backed.................................      1,417.1        1,405.0        1,882.0        1,863.6
                                                    -------------- -------------- -------------- --------------
Debt securities....................................  $  13,476.3    $  12,891.7    $  13,273.0    $  12,661.3
                                                    ============== ============== ============== ==============

Amounts applicable to the closed block.............  $   6,949.6    $   6,515.2    $   6,906.4    $   6,471.1
                                                    ============== ============== ============== ==============

Hilb Rogal and Hobbs, or HRH, common stock.........  $     131.3    $      42.1    $     116.2    $      42.2
Lombard International Assurance, S.A...............         43.3           43.3           41.1           41.1
Other equity securities............................        129.7          113.9          154.7          139.1
                                                    -------------- -------------- -------------- --------------
Equity securities..................................  $     304.3    $     199.3    $     312.0    $     222.4
                                                    ============== ============== ============== ==============

Amounts applicable to the closed block.............  $      90.8    $      78.3    $      82.9    $      75.0
                                                    ============== ============== ============== ==============

Our holdings in HRH common stock as of December 31, 2004 are pledged for use in November 2005 to settle certain stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million net of offsets for applicable deferred acquisition costs and deferred income taxes). See Note 6 for additional information.

In January 1005, we sold our equity investment in Lombard as further described in Note 1.

In 2003, we sold our 3.0% and 3.1% equity interests in two life insurance subsidiaries of General Electric
Company for $72.0 million and realized a gain of $21.6 million ($14.0 million after income taxes). Also in
2003, we sold our 9.3% equity interest in PXRE Group Ltd., a property catastrophe reinsurer, for $23.1 million and realized a gain of $13.7 million ($8.9 million after income taxes).

                                                                        As of December 31,
Unrealized Gains and Losses from                   ------------------------------------------------------------
General Account Securities:                                    2004                           2003
($ amounts in millions)                            -----------------------------  -----------------------------
                                                        Gains         Losses           Gains         Losses
                                                   -------------- --------------  -------------- --------------

United States government and agency.............    $      55.4    $      (1.7)    $      44.0    $      (1.5)
State and political subdivision.................           34.4           (1.6)           43.5           (1.6)
Foreign government..............................           31.1           (0.3)           23.2           (1.8)
Corporate.......................................          364.2          (39.5)          400.4          (47.0)
Mortgage-backed.................................          137.0           (6.5)          143.4           (9.3)
Other asset-backed..............................           32.4          (20.3)           55.6          (37.2)
                                                   -------------- --------------  -------------- --------------
Debt securities gains and losses................    $     654.5    $     (69.9)    $     710.1    $     (98.4)
                                                   ============== ==============  ============== ==============
Debt securities net gains.......................    $     584.6                    $     611.7
                                                   ==============                 ==============

Hilb Rogal and Hobbs, or HRH, common stock......    $      89.2    $      --       $      74.0    $      --
Other equity securities.........................           19.1           (3.3)           17.4           (1.8)
                                                   -------------- --------------  -------------- --------------
Equity securities gains and losses..............    $     108.3    $      (3.3)    $      91.4    $      (1.8)
                                                   ============== ==============  ============== ==============
Equity securities net gains.....................    $     105.0                    $      89.6
                                                   ==============                 ==============

                                                                 As of December 31, 2004
Aging of Temporarily Impaired            ----------------------------------------------------------------------
Debt and Equity Securities:                 Less than 12 months   Greater than 12 months         Total
($ amounts in millions)                  ------------------------ ---------------------- ----------------------
                                            Fair       Unrealized    Fair     Unrealized     Fair    Unrealized
                                            Value        Losses      Value      Losses       Value     Losses
                                         ------------ ----------- ---------- ----------- ----------- ----------
Debt Securities
United States government and agency.....  $    85.6    $   (1.4)   $    4.9   $   (0.3)   $    90.5   $  (1.7)
State and political subdivision.........       41.6        (1.2)        9.0       (0.4)        50.6      (1.6)
Foreign government......................       --          --          10.6       (0.3)        10.6      (0.3)
Corporate...............................    1,212.6       (16.1)      418.8      (23.4)     1,631.4     (39.5)
Mortgage-backed.........................      589.4        (4.8)      113.6       (1.7)       703.0      (6.5)
Other asset-backed......................      444.6        (5.3)       96.8      (15.0)       541.4     (20.3)
                                         ------------ ----------- ---------- ----------- ----------- ----------
Debt securities.........................  $ 2,373.8    $  (28.8)   $  653.7   $  (41.1)   $ 3,027.5   $ (69.9)
Common stock............................       15.3        (2.4)        5.4       (0.9)        20.7      (3.3)
                                         ------------ ----------- ---------- ----------- ----------- ----------
Total temporarily impaired securities...  $ 2,389.1    $  (31.2)   $  659.1   $  (42.0)   $ 3,048.2   $ (73.2)
                                         ============ =========== ========== =========== =========== ==========

Amounts inside the closed block.........  $   702.0    $  (10.7)   $  347.9   $  (16.2)   $ 1,049.9   $ (26.9)
                                         ============ =========== ========== =========== =========== ==========

Amounts outside the closed block........  $ 1,687.1    $  (20.5)   $  311.2   $  (25.8)   $ 1,998.3   $ (46.3)
                                         ============ =========== ========== =========== =========== ==========

Amounts outside the closed block
  that are below investment grade.......  $    66.8    $   (2.2)   $   68.3   $  (12.2)   $   135.1   $ (14.4)
                                         ============ =========== ========== =========== =========== ==========
After offsets for deferred acquisition                 $   (0.8)              $   (4.5)               $  (5.3)
  cost adjustment and taxes.............               ==========            ===========             ==========

The securities with gross unrealized losses are considered to be temporarily impaired at December 31, 2004 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

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

For purpose of fair value disclosures (Note 9), we estimate the fair value of mortgage loans by discounting the present value of scheduled loan payments. We base the discount rate on the comparable United States Treasury rates for loan durations plus spreads of 130 to 800 basis points, depending on our internal quality ratings of the loans. For in-process-of-foreclosure or defaulted loans, we estimate fair value as the lower of the underlying collateral value or the loan balance.

Mortgage loans are collateralized by the related properties and are generally no greater than 75% of the properties' value at the time the loans are originated.

                                                                          As of December 31,
Carrying Values of  Investments in Mortgage Loans: ------------------------------------------------------------
($ amounts in millions)                                        2004                           2003
                                                   -----------------------------  -----------------------------
                                                     Carrying                       Carrying
                                                       Value       Fair Value         Value       Fair Value
                                                   -------------- --------------  -------------- --------------
Property type
Apartment buildings...............................  $      81.8    $      82.8     $     105.1    $     106.7
Office buildings..................................         18.0           18.2            49.0           49.7
Retail stores.....................................         92.5           93.6           109.0          110.7
Industrial buildings..............................         25.4           25.7            33.7           34.2
Other.............................................          0.1            0.1             0.1            0.1
                                                   -------------- --------------  -------------- --------------
Subtotal..........................................        217.8          220.4           296.9          301.4
Less: valuation allowances........................          9.9           --              12.8           --
                                                   -------------- --------------  -------------- --------------
Mortgage loans....................................  $     207.9    $     220.4     $     284.1    $     301.4
                                                   ============== ==============  ============== ==============

Amounts applicable to the closed block............  $     181.9    $     184.1     $     228.5    $     242.4
                                                   ============== ==============  ============== ==============

We had no delinquent or in-process-of-foreclosure mortgage loans as of both December 31, 2004 and 2003. The carrying values of mortgage loans on which the payment terms have been restructured or modified were $12.9 million and $25.8 million as of December 31, 2004 and 2003, respectively. We have provided valuation allowances for restructured or modified mortgage loans.

                                                                             Year Ended December 31,
Mortgage Loan Valuation Allowance Activity:                       ---------------------------------------------
($ amounts in millions)                                                2004            2003           2002
                                                                  --------------  -------------- --------------

Valuation allowance, beginning of year..........................   $      12.8     $      15.5    $      15.0
Additions charged to income.....................................          --               0.8            0.6
Deductions for write-offs and disposals.........................          (2.9)           (3.5)          (0.1)
                                                                  --------------  -------------- --------------
Valuation allowance, end of year................................   $       9.9     $      12.8    $      15.5
                                                                  ==============  ============== ==============

During the three years ended December 31, 2004, the amount of interest that was foregone due to the restructuring of mortgage loans and to non-income producing loans is not material to our consolidated financial statements. Refinancing of mortgage loans was not material in any of the three years ended December 31, 2004.

Venture capital partnerships

We invest as a limited partner in venture capital limited partnerships. Generally, these partnerships focus on early-stage ventures, primarily in the information technology and life science industries and leveraged buyout funds. We also have direct equity investments in leveraged buyouts and corporate acquisitions.

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for the quarter to eliminate any lag in reporting.

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

                                                                                  Year Ended December 31,
Components of Net Investment Income Related to                              -----------------------------------
Venture Capital Partnerships:                                                  2004         2003        2002
($ amounts in millions)                                                     ----------  ----------- -----------
Net realized gains (losses) on partnership cash and stock distributions..    $  13.7     $   17.4    $   (4.7)
Net unrealized gains (losses) on partnership investments.................       14.4         38.2       (47.2)
Partnership operating expenses...........................................       (2.6)        (6.6)       (7.4)
                                                                            ----------  ----------- -----------
Net investment income (loss).............................................    $  25.5     $   49.0    $  (59.3)
                                                                            ==========  =========== ===========

Amounts applicable to the closed block...................................    $   6.2     $   12.8    $   --
                                                                            ==========  =========== ===========
Amounts applicable to the venture capital segment........................    $  19.3     $   36.2    $  (59.3)
                                                                            ==========  =========== ===========

As indicated above, we record our equity in earnings of venture capital partnerships based on the most recent financial information and by estimating the earnings for any lag in partnership reporting. As a result, the effect of our adjusting our estimates to actual results reflected in partnership financial statements was to increase net investment income as follows:

                                                                             Year Ended December 31,
Adjustment of Venture Capital Investment Income Related to        ---------------------------------------------
Receipt of Financial Statements                                       2004            2003           2002
($ amounts in millions)                                           --------------  -------------- --------------
Closed block....................................................   $       1.0     $      --      $      --
Venture capital segment.........................................           6.8            33.4           12.8
                                                                  --------------  -------------- --------------
Total...........................................................   $       7.8     $      33.4    $      12.8
                                                                  ==============  ============== ==============

                                                                            Year Ended December 31,
Investment Activity in Venture Capital Partnerships:              ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Contributions...................................................   $      59.2     $      41.3    $      43.0
Equity in earnings (losses) of partnerships.....................          25.5            49.0          (59.3)
Distributions...................................................         (64.3)          (43.6)         (41.7)
Proceeds from sale of partnership interests.....................          --             (26.1)          --
Realized loss on sale of partnership interests..................          --             (14.3)          (5.1)
                                                                  --------------  -------------- --------------
Change in venture capital partnerships..........................          20.4             6.3          (63.1)
Venture capital partnership investments, beginning of period....         234.9           228.6          291.7
                                                                  --------------  -------------- --------------
Venture capital partnership investments, end of period..........   $     255.3     $     234.9    $     228.6
                                                                  ==============  ============== ==============

                                                                                        As of December 31,
Unfunded Commitments and Investments in Venture Capital Partnerships:             -----------------------------
($ amounts in millions)                                                                2004           2003
                                                                                  -------------- --------------
Unfunded commitments
Closed block..................................................................     $      83.0    $      48.3
Venture capital segment.......................................................            53.5           76.7
                                                                                  -------------- --------------
Total unfunded commitments....................................................     $     136.5    $     125.0
                                                                                  ============== ==============

Venture capital partnerships
Closed block..................................................................     $      52.4    $      38.6
Venture capital segment.......................................................           202.9          196.3
                                                                                  -------------- --------------
Total venture capital partnerships............................................     $     255.3    $     234.9
                                                                                  ============== ==============

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

                                                                                        As of December 31,
Carrying Value and Cost of Affiliate Securities:                                  -----------------------------
($ amounts in millions)                                                                       2003
                                                                                  -----------------------------
                                                                                    Carrying
                                                                                      Value          Cost
                                                                                  -------------- --------------

Aberdeen common stock..........................................................    $      38.3    $      20.0
Other..........................................................................            9.2           18.9
                                                                                  -------------- --------------
Affiliate equity securities....................................................    $      47.5    $      38.9
                                                                                  ============== ==============

The cost basis of Aberdeen common stock is adjusted to reflect an other-than-temporary impairment of $89.1 million, which we recognized as a realized investment loss in 2003.

                                                                        For the Years Ended December 31,
Sources of Earnings from Affiliate Securities:                    ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Aberdeen common stock dividends.................................   $       3.0     $       2.7    $       3.8
Equity in Aberdeen undistributed income (loss)..................         (21.9)           (2.0)           2.3
HRH common stock dividends......................................          --              --              0.5
Equity in HRH undistributed income..............................          --              --              2.5
Other...........................................................           1.7            (2.7)          (3.2)
                                                                  --------------  -------------- --------------
Affiliate equity securities investment income (loss)............   $     (17.2)    $      (2.0)   $       5.9
                                                                  ==============  ============== ==============

Aberdeen convertible notes and bonds............................   $       2.0     $       2.5    $       3.8
Aberdeen 5.875% convertible notes...............................          --               0.1            1.3
                                                                  --------------  -------------- --------------
Affiliate debt securities investment income.....................   $       2.0     $       2.6    $       5.1
                                                                  ==============  ============== ==============

Aberdeen. As of December 31, 2004 and 2003, we owned 38.1 million shares of Aberdeen common stock, which represented 16.5% of its outstanding common shares. We acquired these shares between 1996 and 2001 at a total cost of $109.1 million, which, through November 18, 2004, we accounted for under the equity method of accounting based on our ability to significantly influence Aberdeen's operations.

During the second quarter of 2003, we recorded a non-cash realized investment loss of $89.1 million ($55.0 million after income taxes) related to an other-than-temporary impairment of our equity investment in Aberdeen.
In addition, as of December 31, 2003 we owned $27.5 million in Aberdeen convertible subordinated notes which were repaid in full to us on November 19, 2004. Concurrent with this paydown, we relinquished our contractual right to one of two Aberdeen board seats held related to our 16.5% equity interest in Aberdeen at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen's operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS No.
115, Accounting for Certain Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen's shares as traded on the London Stock Exchange, as compared to our carrying under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our fourth quarter and full year 2004 consolidated statement of operations includes a $14.7 million after-tax, non-cash charge related to the accounting for our proportionate share of Aberdeen's December 2004 settlement of alleged misselling activities with the United Kingdom's Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for Aberdeen from the equity method to the fair value method.

                                                                              Year Ended December 31,
After-tax Effect of Equity Interest in Aberdeen:                  ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Equity in undistributed earnings (losses) of affiliates.........   $     (12.3)    $       0.5    $       3.7
Unrealized gain on trading securities...........................          55.1            --             --
Realized investment gain (loss).................................          --             (55.0)          --
                                                                  --------------  -------------- --------------
Net income (loss)...............................................   $      42.8     $     (54.5)   $       3.7
                                                                  ==============  ============== ==============

The carrying value of our equity investment in Aberdeen is $87.3 million at December 31, 2004 and is presented as a trading equity security on our consolidated balance sheet.

On January 14, 2005, we closed on the sale to third parties of our equity holdings in Aberdeen for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million, which will be recognized as a realized investment loss in our first quarter 2005 consolidated statement of operations. The January 2005 sale of our equity holdings in Aberdeen completed our disposition of our direct financial interests in
Aberdeen. We continue to participate in sub-advisory arrangements related to several of our asset management product offerings with Aberdeen, the financial effects of which are not material to our consolidated financial statements.

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

In November 2002, we converted our HRH note into additional shares of HRH common stock, resulting in total HRH holdings with a fair value of $167.1 million. On the day following the conversion, we sold shares of HRH common stock in a secondary public offering for $23.5 million and issued stock purchase contracts for $133.9 million, which contracts require us to deliver shares of HRH common stock on November 13, 2005 (Note 6).

As a result of these transactions, we recorded a gross realized investment gain of $15.3 million in 2002 and a gross deferred investment gain of $91.8 million. Net of offsets for applicable deferred policy acquisition costs and deferred income taxes, our realized gain was $6.4 million and our deferred gain was $32.4 million. We calculated our gains using the specific identification of the securities sold. The deferred gain will be realized on settlement of the stock purchase contracts in the fourth quarter of 2005. In addition, in 2003 we sold shares of HRH common stock in the open market for $9.4 million and recorded a gross realized investment gain of $6.9 million ($4.5 million after income taxes). As a result of the transactions we completed in
November 2002, it was no longer appropriate to consider HRH as an affiliate for accounting and reporting purposes.

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures (Note 9), we estimate the fair value of fixed rate policy loans by discounting loan interest and loan repayments. We base the discount rate on the 10-year United
States Treasury rate. We assume that loan interest payments are made at the fixed rate less 17.5 basis points and that loan repayments only occur as a result of anticipated policy lapses. For variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

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

                                                                                        As of December 31,
Other Invested Assets:                                                            -----------------------------
($ amounts in millions)                                                               2004           2003
                                                                                  -------------- --------------

Transportation and other equipment leases......................................    $      67.8    $      68.7
Separate account equity investments............................................           40.0           49.2
Mezzanine partnerships.........................................................           61.7           50.9
Affordable housing partnerships................................................           23.4           24.8
Derivative instruments (Note 9)................................................           27.4           40.3
Other affiliate investments....................................................            8.8           15.5
Real estate....................................................................           70.1           64.0
Other partnership interests....................................................           72.6           88.6
                                                                                  -------------- --------------
Other invested assets..........................................................    $     371.8    $     402.0
                                                                                  ============== ==============

Amounts applicable to the closed block.........................................    $      60.0    $      46.7
                                                                                  ============== ==============

Net investment income and net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions on a first-in, first-out basis and when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. We adjust the cost basis of these written down investments to fair value at the date the determination of impairment is made and do not change the new cost basis for subsequent recoveries in value. The closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses, are each reported separately as components of net income.

                                                                            Year Ended December 31,
Sources of Net Investment Income:                                 ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Debt securities.................................................   $     772.1     $     765.3    $     730.8
Equity securities...............................................           4.5             4.6            4.2
Mortgage loans..................................................          22.5            32.6           40.4
Venture capital partnerships....................................          25.5            49.0          (59.3)
Policy loans....................................................         167.1           171.7          171.8
Other investments...............................................          48.8            35.0           18.9
Cash and cash equivalents.......................................           4.9             7.0           11.9
                                                                  --------------  -------------- --------------
Total investment income.........................................       1,045.4         1,065.2          918.7
Less:  investment expenses......................................           9.8            10.0            9.2
                                                                  --------------  -------------- --------------
Net investment income, general account investments..............       1,035.6         1,055.2          909.5
Debt and equity securities pledged as collateral (Note 8).......          40.1            52.2           31.0
                                                                  --------------  -------------- --------------
Net investment income...........................................   $   1,075.7     $   1,107.4    $     940.5
                                                                  ==============  ============== ==============

Amounts applicable to the closed block..........................   $     560.0     $     573.1    $     562.0
                                                                  ==============  ============== ==============

For 2004, 2003 and 2002, net investment income was lower by $9.5 million, $10.4 million and $6.2 million, respectively, due to non-income producing debt securities. Of these amounts, $5.8 million, $5.5 million and
$5.2 million, respectively, related to the closed block.

                                                                                 Year Ended December 31,
Sources of Realized Investment Gains (Losses):                          ---------------------------------------
($ amounts in millions)                                                     2004            2003           2002
                                                                        ------------  ------------ ------------

Debt security impairments.............................................   $   (15.5)    $   (76.1)   $  (114.3)
Equity security impairments...........................................        (1.5)         (4.3)        (9.8)
Mortgage loan impairments.............................................        --            (4.1)        (0.6)
Venture capital partnership impairments...............................        --            (4.6)        (5.1)
Affiliate equity security impairments.................................       (12.6)        (96.9)        --
Other invested asset impairments......................................        (3.3)        (16.5)       (22.0)
Debt and equity securities pledged as collateral impairments..........       (16.6)         (8.3)       (34.9)
                                                                        ------------  ------------ ------------
Impairment losses.....................................................       (49.5)       (210.8)      (186.7)
                                                                        ------------  ------------ ------------
Debt security transaction gains.......................................        39.0          93.7         94.3
Debt security transaction losses......................................       (10.6)        (29.0)       (45.9)
Equity security transaction gains.....................................        17.7          58.8         24.5
Equity security transaction losses....................................        (3.1)         (9.6)       (22.4)
Mortgage loan transaction gains (losses)..............................         0.2          (1.3)         0.2
Venture capital partnership transaction losses........................        --            (9.7)        --
Other invested asset transaction gains................................         5.5           9.4          2.1
                                                                        ------------  ------------ ------------
Net transaction gains.................................................        48.7         112.3         52.8
                                                                        ------------  ------------ ------------
Net realized investment losses........................................   $    (0.8)    $   (98.5)   $  (133.9)
                                                                        ------------  ------------ ------------

Net realized investment gains (losses)................................   $    (0.8)    $   (98.5)   $  (133.9)
                                                                        ------------  ------------ ------------
Applicable closed block policyholder dividend obligation (reduction)..         3.7          (5.9)       (40.3)
Applicable deferred policy acquisition costs (benefit)................        (0.4)         (4.1)        (7.2)
Applicable deferred income tax expense (benefit)......................         3.1         (35.6)       (20.8)
                                                                        ------------  ------------ ------------
Offsets to realized investment income (losses)........................         6.4         (45.6)       (68.3)
                                                                        ------------  ------------ ------------
Net realized investment losses included in net income.................   $    (7.2)    $   (52.9)   $   (65.6)
                                                                        ============  ============ ============

Included in realized impairment losses on debt and equity securities pledged as collateral above, are impairments relating to our direct investments in the consolidated collateralized obligation trusts of $3.7 million, $5.9 million and $8.6 million for 2004, 2003 and 2002, respectively.

On May 25, 2004, we sold our Enfield, Connecticut office facility for a loss of $1.0 million ($0.7 million after-tax). In anticipation of that sale, we had recorded a $6.2 million ($4.0 million after-tax) realized impairment loss in 2003.

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these gains and losses as a component of other comprehensive income, net of the closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable deferred income taxes.

                                                                             Year Ended December 31,
Sources of Changes in Net Unrealized Investment Gains (Losses):   ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Debt securities.................................................   $     (27.1)    $     (66.1)   $     404.2
Equity securities...............................................          15.4           (39.4)         108.5
Debt and equity securities pledged as collateral................           7.8           116.4           42.6
Other investments...............................................           0.1             7.0           (2.4)
                                                                  --------------  -------------- --------------
Net unrealized investment gains (losses)........................   $      (3.8)    $      17.9    $     552.9
                                                                  ==============  ============== ==============

Net unrealized investment gains (losses)........................   $      (3.8)    $      17.9    $     552.9
                                                                  --------------  -------------- --------------
Applicable policyholder dividend obligation.....................           3.6           (45.5)         369.4
Applicable deferred policy acquisition costs....................          (7.7)          (12.4)          95.9
Applicable deferred income taxes (benefit)......................          (4.0)           (9.8)          15.8
                                                                  --------------  -------------- --------------
Offsets to net unrealized investment gains (losses).............          (8.1)          (67.7)         481.1
                                                                  --------------  -------------- --------------
Net unrealized investment gains included in
  other comprehensive income (Note 12)..........................   $       4.3     $      85.6    $      71.8
                                                                  ==============  ============== ==============

Investing cash flows
                                                                            Year Ended December 31,
Investment Purchases, Sales, Repayments and Maturities:          ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                 --------------  -------------- --------------

Debt security purchases.........................................   $  (4,056.8)    $  (5,394.9)   $  (4,742.4)
Equity security purchases.......................................         (66.3)         (129.9)         (59.8)
Venture capital partnership investments.........................         (59.3)          (41.6)         (43.0)
Affiliate equity and debt security purchases....................          --              --            (28.0)
Other invested asset purchases..................................         (26.2)          (27.2)         (73.0)
Policy loan advances, net.......................................          44.7           (36.4)         (31.1)
                                                                  --------------  -------------- --------------
Investment purchases............................................   $  (4,163.9)    $  (5,630.0)   $  (4,977.3)
                                                                  ==============  ============== ==============

Debt securities sales...........................................   $   2,405.2     $   2,124.7    $   1,807.6
Debt securities maturities and repayments.......................       1,483.0         1,792.0        1,305.6
Equity security sales...........................................         111.2           235.7          139.3
Mortgage loan maturities and principal repayments...............          77.2           180.3           67.7
Venture capital partnership capital distributions...............          59.4            54.2           28.5
Affiliate securities sales......................................           1.0            --             --
Real estate and other invested assets sales.....................          83.7            30.3           69.9
                                                                  --------------  -------------- --------------
Investment sales, repayments and maturities.....................   $   4,220.7     $   4,417.2    $   3,418.6
                                                                  ==============  ============== ==============

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2004 are summarized in the following table. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during the three years ended
December 31, 2004.

Maturities of General Account Debt Securities                          Debt          Mortgage
and Mortgage Loans at Cost:                                         Securities         Loans          Total
($ amounts in millions)                                           --------------  -------------- --------------

  Due in one year or less.......................................   $     167.4     $      25.1    $     192.5
  Due after one year through five years.........................       2,356.0            89.3        2,445.3
  Due after five years through ten years........................       3,642.4            59.8        3,702.2
  Due after ten years...........................................       6,725.9            33.7        6,759.6
                                                                  --------------  -------------- --------------
  Total.........................................................   $  12,891.7     $     207.9    $  13,099.6
                                                                  ==============  ============== ==============

6.  Financing Activities

Stock purchase contracts and indebtedness

We have recorded our stock purchase contract obligation as a liability on our balance sheet at estimated settlement amount. This liability includes a premium representing the fair value of a net purchased option contained in the purchase contract. We amortize the premium over the life of the purchase contract. Contract adjustment payments and premium amortization on the purchase contracts are recorded in other expenses in our statement of income.

We have recorded indebtedness at unpaid principal balances of each instrument net of issue discount. In connection with our senior unsecured bond offering, we entered into an interest rate swap agreement on half of the offering amount to reduce market risks from changes in interest rates. We have recorded the interest rate swap at fair value based on the settlement value of the swap. For purposes of fair value disclosures (Note 9), we have determined the fair value of indebtedness based on contractual cash flows discounted at market rates for surplus notes and on quoted market prices for bonds and equity units.

                                                                       As of December 31,
Stock Purchase Contracts:                          ------------------------------------------------------------
($ amounts in millions)                                        2004                           2003
                                                   -----------------------------  -----------------------------
                                                      Carrying         Fair          Carrying         Fair
                                                        Value          Value           Value          Value
                                                   -------------- --------------  -------------- --------------

Stock purchase contracts stated amount..........    $     141.1    $     131.9     $     144.2    $     128.8
Settlement amount adjustment....................           (9.2)          --             (15.4)          --
                                                   -------------- --------------  -------------- --------------
Stock purchase contracts........................    $     131.9    $     131.9     $     128.8    $     128.8
                                                   ============== ==============  ============== ==============

In November 2002, we issued 3,622,500 stock purchase contracts in a public offering at $38.10 per contract
($138.0 million aggregate) and raised net proceeds of $133.9 million. The stock purchase contracts are prepaid forward contracts issued by us that we will settle in shares of HRH common stock. Under each purchase contract, we will make quarterly contract adjustment payments at the annual rate of 7.00% of the stated contract amount.

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

                                                                        As of December 31,
Indebtedness:                                     ------------------------------------------------------------
($ amounts in millions)                                        2004                           2003
                                                   -----------------------------  -----------------------------
                                                      Carrying         Fair          Carrying         Fair
                                                        Value          Value           Value          Value
                                                   -------------- --------------  -------------- --------------

6.95% surplus notes.............................    $      30.2    $      34.4     $     175.0    $     188.8
7.15% surplus notes.............................          173.9          174.8            --             --
Equity units....................................          153.7          227.8           153.7          232.1
Senior unsecured bonds..........................          300.0          306.7           300.0          311.2
Revolving credit facility.......................           25.0           25.0            --             --
Interest rate swap..............................            8.0            8.0            10.3           10.3
                                                   -------------- --------------  -------------- --------------
Total indebtedness..............................    $     690.8    $     776.7     $     639.0    $     742.4
                                                   ============== ==============  ============== ==============

Our 6.95% and 7.15% surplus notes are an obligation of Phoenix Life and are due December 1, 2006 and December
15, 2034, respectively. The carrying value of the 2034 notes is net of $1.1 million of unamortized original issue discount. Interest payments are at an annual rate of 6.95% and 7.15%, respectively, require the prior approval of the Superintendent of Insurance of the State of New York and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York Insurance Law. The 6.95%
surplus notes have no early redemption provisions. The 7.15% surplus notes may be redeemed at the option of
Phoenix Life at any time at the "make-whole" redemption price set forth in the offering circular. New York
Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life. On December 15,
2004, Phoenix Life repurchased $144.8 million of the previously issued $175.0 million outstanding principal on its 6.95% surplus notes and recognized a non-recurring after-tax charge of $6.4 million for costs incurred, including the tender premium. Concurrent with the closing of the tender, Phoenix Life issued $175.0 million,
7.15% surplus notes.

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of
$290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We also have the right to redeem the bonds in whole in certain circumstances if we are unable to deduct interest paid on the bonds.

On November 22, 2004, we entered into a new $150.0 million three-year, unsecured senior revolving credit facility to replace our prior $150.0 million credit facility that was to expire on December 20, 2004. The prior facility consisted of two tranches: a $112.5 million, 364-day revolving credit facility and a $37.5 million three-year revolving credit facility. Potential borrowers on the new credit line are The Phoenix Companies,
Inc., Phoenix Investment Partners and Phoenix Life. We unconditionally guarantee any loans under this new facility to Phoenix Life and Phoenix Investment Partners. Base rate loans will bear interest at the greater of
Wachovia Bank, National Association's prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor's and Moody's ratings. The $25 million drawn by Phoenix Investment Partners on the prior facility was refinanced using this new facility at the Eurodollar rate.

The new credit facility contains covenants that require us at all times to maintain consolidated stockholders'
equity, in accordance with GAAP, excluding the accounting effects of FIN 46(R), of $1,648.4 million, plus 50%
of positive quarterly net income and 100% of equity issuances and a maximum consolidated debt-to-capital ratio of 30% and limits consolidated indebtedness, subject to certain exceptions, to $750.0 million. In addition,
Phoenix Life must maintain a minimum RBC ratio of 250% and a minimum A.M. Best financial strength rating of
"A-". The new facility no longer has a fixed charge coverage covenant. Borrowings under the facility are not conditioned on the absence of a material adverse change.

Future minimum annual principal payments on indebtedness as of December 31, 2004 are: 2006, $30.2 million;
2007, $25.0 million; 2008, $153.7 million; 2032, $300.0 million and 2034, $175.0 million.

                                                                             Year Ended December 31,
Interest Expense on Indebtedness, including                       ---------------------------------------------
Amortization of Debt Issuance Costs:                                  2004            2003           2002
($ amounts in millions)                                           --------------  -------------- --------------

Stock purchase contract adjustment expense......................   $       7.8     $       8.2    $       1.0
                                                                  ==============  ============== ==============

Surplus notes...................................................   $      12.8     $      12.2    $      12.2
Equity units....................................................          12.1            12.1            0.3
Senior unsecured bonds..........................................          14.8            14.9           15.5
Bank credit facility and other..................................           1.1             0.4            3.4
                                                                  --------------  -------------- --------------
Interest expense on indebtedness................................   $      40.8     $      39.6    $      31.4
                                                                  ==============  ============== ==============

Stock purchase contract adjustment payments are included in other operating expenses.

Common stock and stock repurchase program

We have authorization for the issuance of 1,000,000,000 shares of our common stock. In connection with our demutualization and initial public offering, we issued 106,376,417 common shares (56,180,517 shares to our policyholders in exchange for their interests in the mutual company and 50,195,900 shares in sales to the public). As of December 31, 2004, we had 94,877,572 shares outstanding, net of 11,517,387 common shares of treasury stock. We also had 28,975,127 common shares reserved for issuance at that date under the purchase contracts included with our equity units (21,256,826 shares), our stock option plans (6,281,458 shares) and our restricted stock units (1,436,843 shares), or RSUs.

We have authorization from our board of directors to repurchase an additional 670,000 shares of our common stock. As of December 31, 2004, we had repurchased 12,330,000 shares of our common stock at an average price of
$15.87 per share, including zero, zero and 7,781,500 shares in 2004, 2003 and 2002, respectively. During 2004, we contributed 412,239 treasury shares to fund the employer match for our saving and investment benefit plans.
These shares had a cost basis of $6.5 million (weighted-average cost of $15.87 per share) and an aggregate market value of $4.9 million.

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. In 2004 and 2003, our subsidiaries incurred $32.4 million and $25.8 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm employees.

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

                                                                                       As of December 31,
Separate Account Assets and Liabilities:                                          -----------------------------
($ amounts in millions)                                                               2004           2003
                                                                                  -------------- --------------

Life and annuity segment separate accounts.....................................    $   6,807.2    $   5,910.3
Corporate and other segment separate accounts..................................          143.1          172.9
                                                                                  -------------- --------------
Total separate account assets and liabilities..................................    $   6,950.3    $   6,083.2
                                                                                  ============== ==============

8.  Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below. These eight collateralized obligation trusts are investment trusts with aggregate assets of $3.0 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary's general account. Our asset management affiliates earned advisory fees of $8.0 million, $10.4 million and $7.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. These advisory fees are either recorded as investment product fees for unconsolidated trusts or reflected as investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest related to third-party equity investments for consolidated trusts on our consolidated statement of income. The collateralized obligation trusts reside in bankruptcy remote SPEs for which we provide neither recourse nor guarantees. Accordingly, our financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary's general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary's direct investment in the eight collateralized obligation trusts is $79.9 million at December 31, 2004 ($30.9 million of which relates to trusts that are consolidated). Of that exposure, $54.7 million ($20.0 million of which relates to trust that are consolidated) relates to investment grade debt securities and loss of management fees.

We consolidated three collateralized obligation trusts as of December 31, 2004, 2003 and 2002. As of December
31, 2004, our direct investment in the three consolidated collateralized obligation trusts is $30.9 million
($20.0 million of which is an investment grade debt security). We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority

interest, of $3.4 million, $3.6 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to these three consolidated obligation trusts.

Five variable interest entities not consolidated by us under FIN 46(R) represent collateralized obligation trusts with approximately $1.6 billion of investment assets pledged as collateral. Our general account's direct investment in these unconsolidated variable interest entities is $49.0 million ($34.7 million of which are investment grade debt securities at December 31, 2004). We recognized investment advisory fee revenues related to the unconsolidated variable interest entities of $4.6 million, $6.8 million and $5.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                                                                                       As of December 31,
Consolidated Variable Interest Entities:                                          -----------------------------
($ amounts in millions)                                                                2004           2003
                                                                                  -------------- --------------
Assets Pledged as Collateral, at Fair Value
Phoenix CDO I..................................................................    $      94.4    $     148.8
Phoenix CDO II.................................................................          294.5          332.6
Phoenix-Mistic 2002-1 CDO......................................................          967.0          963.4
                                                                                  -------------- --------------
Total..........................................................................    $   1,355.9    $   1,444.8
                                                                                  ============== ==============

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)............................................    $     127.3    $     183.2
Phoenix CDO II (December 2012 mandatorily redeemable)..........................          329.4          375.6
Phoenix-Mistic 2002-1 CDO (September 2014 maturity)............................          898.5          913.2
                                                                                  -------------- --------------
Total..........................................................................    $   1,355.2    $   1,472.0
                                                                                  ============== ==============

Assets pledged as collateral consist of available-for-sale debt and equity securities at fair value of $1,278.8 million and $1,350.0 million at December 31, 2004 and 2003, respectively. In addition, cash and accrued investment income of $77.1 million and $94.8 million are included in these amounts at December 31, 2004 and
2003, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $1,253.4 million and $1,344.2 million at December 31, 2004 and 2003, respectively, and non-recourse derivative cash flow hedge liabilities of $101.8 million (notional amount of $1,118.2 million with maturities of 2005-2013) and
$127.7 million (notional amount of $1,211.3 million with maturities of 2005-2013) at December 31, 2004 and
2003, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities is $37.7 million and $22.3 million at December 31, 2004 and 2003, respectively.

Collateralized obligations for which Phoenix Investment Partners is the sponsor and actively manages the assets, where we are deemed to be a primary beneficiary as a result of our variable interests, and where there is not a significant amount of outside third-party equity investment in the trust, are consolidated in our financial statements. Our financial exposure is limited to our share of equity and bond investments in these vehicles held in our general account as available-for-sale debt and equity securities, as applicable, and there are no financial guarantees from, or recourse, to us, for these collateralized obligation trusts.

Debt and equity securities pledged as collateral are recorded at fair value with any applicable unrealized investment gains or losses reflected as a component of accumulated other comprehensive income, net of applicable minority interest. We recognize realized investment losses on debt and equity securities in these collateralized obligations when declines in fair values, in our judgment, are considered to be other-than-temporarily impaired. Non-recourse obligations issued by the consolidated collateralized obligation trusts at face value and are recorded at unpaid principal balance. Non-recourse derivative cash flow hedges are carried on our consolidated balance sheet at fair value with an offsetting amount recorded in accumulated other comprehensive income.

Effect of Consolidation of Collateralized Obligation Trusts:                            As of and for the
($ amounts in millions)                                                              Year Ended December 31,
                                                                           ---------------------------------------------
                                                                                2004            2003           2002
                                                                           --------------  -------------- --------------

Decrease in net income or increase in net loss...........................   $     (12.9)    $      (2.4)   $     (26.3)
                                                                           ==============  ============== ==============
Reduction to stockholders' equity........................................   $     (67.5)    $     (77.3)   $    (204.9)
                                                                           ==============  ============== ==============

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

                                                                            As of December 31,
Fair Value and Cost of  Debt and Equity Securities       ------------------------------------------------------
Pledged as Collateral:                                             2004                        2003
($ amounts in millions)                                  -------------------------  ---------------------------
                                                          Fair Value      Cost       Fair Value        Cost
                                                         ------------ ------------  ------------- -------------

Debt securities pledged as collateral...................  $ 1,276.9    $ 1,159.9     $  1,348.8    $  1,238.6
Equity securities pledged as collateral.................        1.9          0.4            1.2           0.7
                                                         ------------ ------------  ------------- -------------
Total debt and equity securities pledged as collateral..  $ 1,278.8    $ 1,160.3     $  1,350.0    $  1,239.3
                                                         ============ ============  ============= =============

                                                                             As of December 31,
Gross and Net Unrealized Gains and Losses from          -----------------------------------------------------
Debt and Equity Securities Pledged as Collateral:                  2004                        2003
($ amounts in millions)                                  -------------------------  ---------------------------
                                                             Gains       Losses         Gains         Losses
                                                         ------------ ------------  ------------- -------------

Debt securities pledged as collateral...................  $   131.3    $   (14.3)    $    138.5    $    (28.3)
Equity securities pledged as collateral.................        1.6         (0.1)           0.7          (0.2)
                                                         ------------ ------------  ------------- -------------
Total...................................................  $   132.9    $   (14.4)    $    139.2    $    (28.5)
                                                         ============ ============  ============= =============
Net unrealized gains....................................  $   118.5                  $    110.7
                                                         ============               =============

Aging of Temporarily Impaired                                      As of December 31, 2004
Debt and Equity Securities Pledged           -------------------------------------------------------------------
as Collateral:                                 Less than 12 months     Greater than 12 months       Total
($ amounts in millions)                      ------------------------- ---------------------- ------------------
                                                Fair       Unrealized    Fair    Unrealized   Fair    Unrealized
                                                Value        Losses      Value     Losses     Value     Losses
                                             ----------- ------------- -------- ------------- ------- -----------

Corporate..................................   $   16.2    $   (0.2)    $   25.2  $   (4.0)    $  41.4  $   (4.2)
Mortgage-backed............................       --          --           23.9      (8.3)       23.9      (8.3)
Other asset-backed.........................       --          --           21.0      (1.8)       21.0      (1.8)
                                             ----------- ------------- -------- ------------- ------- ----------
Debt securities............................   $   16.2    $   (0.2)    $   70.1  $  (14.1)    $  86.3  $  (14.3)
Equity securities pledged as collateral....       --          --           --        (0.1)       --        (0.1)
                                             ----------- ------------- -------- ------------- ------- ----------
Total temporarily impaired securities
  pledged as collateral....................   $   16.2    $   (0.2)    $   70.1  $  (14.2)    $  86.3  $  (14.4)
                                             =========== ============= ======== ============= ======= ==========

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totals $14.3 million at December 31, 2004. Gross unrealized losses on debt securities with a fair value less than 80% of the security’s amortized cost totaled $7.8 million at December 31, 2004. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at December 31, 2004.

Maturity of Debt Securities Pledged as Collateral:                                       2004
($ amounts in millions)                                                                  Cost
                                                                                     --------------

Due in one year or less............................................................   $      20.7
Due after one year through five years..............................................         294.3
Due after five years through ten years.............................................         689.8
Due after ten years................................................................         155.1
                                                                                     --------------
Total debt securities..............................................................   $   1,159.9
                                                                                     ==============

The amount of CDO-related derivative cash flow hedge ineffectiveness recognized through earnings for the years ended December 31, 2004 and 2003 is ($0.7) million and $0.0 million, respectively. See Note 5 to our consolidated financial statements for information on realized investment losses related to these CDOs.

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

We recognize all derivative instruments on the balance sheet at fair value. Generally, we designate each derivative according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

Except for the foreign currency swaps discussed below, all fair value hedges are accounted for with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded to the hedged item’s balance sheet carrying amount. Changes in the fair value of foreign currency swaps used as hedges of the fair value of foreign currency denominated assets are reported in current period earnings with the change in value of the hedged asset attributable to the hedged risk.

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

Derivative Instruments Held in                                                  As of December 31,
General Account:                                                  ----------------------------------------------
($ amounts in millions)                                                    2004                    2003
                                                                  ----------------------- ----------------------
                                            Notional
                                             Amount    Maturity     Asset      Liability    Asset      Liability
                                           ---------- ----------- ----------- ----------- ----------- ----------
Interest rate swaps
    Fair value hedges.....................  $   150      2032      $     8.0   $    --     $    10.3   $   --
    Cash flow hedges......................       30      2007            2.8        --           4.5       --
    Non-hedging derivative instruments....      360      2007           16.5        14.0        25.1       21.7
Other.....................................       50    2004-2008         0.1        --           0.4       --
                                           -----------            ----------- ----------- ----------- ----------
Total general account
  derivative instrument positions.........  $   590                $    27.4   $    14.0   $    40.3   $   21.7
                                           ===========            =========== =========== =========== ==========

Fair value hedges. We currently hold interest rate swaps that convert a portion of our fixed rate debt portfolio to variable rate debt. We account these hedges for under the shortcut method and, therefore, record no hedge ineffectiveness in current period earnings associated with these interest rate swaps.

Cash flow hedges. We currently hold interest rate swaps that effectively convert variable rate bond cash flows to fixed cash flows in order to better match the cash flows of associated liabilities. We account for these hedges under the shortcut method and, therefore, recorded no hedge ineffectiveness in earnings for 2004, 2003 and 2002. We do not expect to reclassify any amounts reported in accumulated other comprehensive income into earnings over the next twelve months with respect to these hedges.

Total Return Swaps. The Company uses total return swaps to hedge against market risks from declining equity prices and changes in foreign currency exchange rates. Under total return swaps, the Company agrees with another party (referred to as the counterparty) to exchange the appreciation or depreciation of an equity holding in return for a floating rate payment. The appreciation or depreciation of the equity holding includes both changes from the underlying price of the security in its home currency and changes in the foreign currency exchange rate between its home currency and United States dollar. Counterparties to such financial instruments expose the Company to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of total return swaps is the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. The Company had one total return swap with an expiration of April 1, 2005 at the end of the statement period.

Non-hedging derivative instruments. We also hold interest rate swaps that were initially entered into as hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities.
Subsequently, we took offsetting swap positions to lock in a stream of income to supplement the income on the assets purchased.

We are exposed to credit risk in the event of non-performance by counterparties to these derivative instruments. We do not expect that counterparties will fail to meet their financial obligation as we only enter into derivative contracts with a number of highly rated financial institutions. The credit exposure of these instruments is the positive fair value at the reporting date, or $27.4 million as of December 31, 2004. We consider the likelihood of any material loss on these instruments to be remote.

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values                                    As of December 31,
of Financial Instruments:                                     --------------------------------------------------
($ amounts in millions)                                                 2004                     2003
                                                              ------------------------- ------------------------
                                                                Carrying       Fair        Carrying      Fair
                                                                 Value         Value        Value        Value
                                                              ------------ ------------ ------------- ----------

Cash and cash equivalents...................................   $   435.0    $    435.0   $    447.9   $    447.9
Available-for-sale debt securities (Note 5).................    13,476.3      13,476.3     13,273.0     13,273.0
Available-for-sale equity securities (Note 5)...............       304.3         304.3        312.0        312.0
Trading equity securities...................................        87.3          87.3         --           --
Mortgage loans (Note 5).....................................       207.9         220.4        284.1        301.4
Debt and equity securities pledged as collateral (Note 8)...     1,278.8       1,278.8      1,350.0      1,350.0
Derivative financial instruments............................        27.4          27.4         40.3         40.3
Policy loans (Note 5).......................................     2,196.7       2,318.0      2,241.4      2,370.0
                                                              ------------ ------------ ------------ ------------
Financial assets............................................   $18,013.7    $ 18,147.5   $ 17,948.7   $ 18,094.6
                                                              ============ ============ ============ ============

Investment contracts (Note 3)...............................   $ 3,492.4    $  3,510.8   $  3,642.7   $  3,680.8
Non-recourse collateralized obligations (Note 8)............     1,355.2       1,355.9      1,472.0      1,444.8
Stock purchase contracts (Note 6)...........................       131.9         131.9        128.8        128.8
Indebtedness (Note 6).......................................       690.8         776.7        639.0        742.4
Derivative financial instruments............................        14.0          14.0         21.7         21.7
                                                              ------------ ------------ ------------ ------------
Financial liabilities.......................................   $ 5,684.3    $  5,789.3   $  5,904.2   $  6,018.5
                                                              ============ ============ ============ ============

10. Income Taxes

We recognize income tax expense or benefit based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any reduction in allowances through earnings.

Allocation of Income Taxes:                                                Year Ended December 31,
($ amounts in millions)                                          ----------------------------------------------
                                                                      2004            2003           2002
                                                                 --------------  -------------- ---------------

Income taxes (benefit) applicable to
  Current......................................................   $     (15.2)    $      (5.4)   $     (14.2)
  Deferred.....................................................          55.7           (12.9)         (44.6)
                                                                 --------------  -------------- ---------------
  Continuing operations........................................          40.5           (18.3)         (58.8)
  Equity in earnings of affiliates.............................          (6.8)           (0.2)           2.6
  Discontinued operations......................................          (1.2)           (1.2)          (0.6)
  Cumulative effect of accounting changes......................          --              --            (11.4)
                                                                 --------------  -------------- ---------------
Net income (loss)..............................................          32.5           (19.7)         (68.2)
Other comprehensive income (loss)..............................         (20.5)           (4.2)          14.2
                                                                 --------------  -------------- ---------------
Comprehensive income (loss)....................................   $      12.0     $     (23.9)   $     (54.0)
                                                                 ==============  ============== ===============

Effective Income Tax Rate:                                                      Year Ended December 31,
($ amounts in millions)                                                  ---------------------------------------
                                                                              2004         2003         2002
                                                                         ------------- ------------ ------------

Income tax expense (benefit) at statutory rate of 35%...................  $    48.0     $    (7.1)   $   (71.2)
Tax-advantaged investment income........................................      (10.8)         (6.8)       (12.6)
Intangible asset amortization and impairments...........................       --            --           19.5
Realized losses on available-for-sale securities pledged as collateral..        4.5           0.9          9.2
State income taxes......................................................        0.1          (4.3)        (1.2)
Tax interest recoveries.................................................       --            (1.1)        --
Other, net..............................................................       (1.3)          0.1         (2.5)
                                                                         ------------- ------------ ------------
Income tax expense (benefit) applicable to continuing operations........  $    40.5     $   (18.3)   $   (58.8)
                                                                         ============= ============ ============
Effective income tax rates..............................................       29.5%        (90.6)%      (28.9)%
                                                                         ============= ============ ============

Deferred Income Tax Balances Attributable to Temporary Differences:                      As of December 31,
($ amounts in millions)                                                              -----------------------------
                                                                                         2004           2003
                                                                                     -------------- --------------
Deferred income tax assets
Future policyholder benefits.......................................................   $     214.1    $    215.2
Unearned premiums / deferred revenues..............................................         118.1         125.1
Employee benefits..................................................................          98.3          91.1
Intangible assets..................................................................          19.2          18.0
Investments........................................................................          76.8         114.1
Net operating loss carryover benefits..............................................          59.5          54.3
Foreign tax credits carryover benefits.............................................           0.1           0.1
Low income housing tax credits.....................................................          12.3          12.3
Other..............................................................................          11.6           9.1
Valuation allowance................................................................          (7.9)         (4.6)
                                                                                     -------------- --------------
Gross deferred income tax assets...................................................         602.1         634.7
                                                                                     -------------- --------------

Deferred tax liabilities
Deferred policy acquisition costs..................................................        (339.0)       (316.1)
Investments........................................................................        (137.0)       (160.5)
Investment management contracts....................................................         (86.6)        (94.2)
Other..............................................................................          (8.8)         (5.2)
                                                                                     -------------- --------------
Gross deferred income tax liabilities..............................................        (571.4)       (576.0)
                                                                                     -------------- --------------
Deferred income tax asset..........................................................   $      30.7    $     58.7
                                                                                     ============== ==============

We have elected to file a consolidated federal income tax return for 2004 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group.
These limitations affect the amount of any operating loss carryforwards that we have now or in the future.

As of December 31, 2004, we had deferred tax assets of $51.6 million related to net operating losses for federal income tax purposes and $7.9 million for state income tax purposes. The related federal net operating losses are scheduled to expire as follows: $61.2 million in 2017, $12.5 million in 2018, $1.1 million in 2019,
$1.8 million in 2022, $33.5 in 2023 and $44.8 in 2024. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $29.8 million in 2012 and 2013 and $72.0 million in 2019 through 2023. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $7.9 million and a $4.6 million valuation allowance at the end of 2004 and 2003, respectively, relative to the state net operating loss carryforwards.

As of December 31, 2004, our deferred income tax asset of $0.1 million related to foreign tax credit carryovers was expected to expire between the 2006 and 2008 tax years.

As of December 31, 2004, our deferred income tax assets of $12.3 million related to low income housing tax credits are expected to expire as follows: $4.1 million in 2022, $4.1 million in 2023 and $4.1 million in 2024.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2004 and 2003 will be realized.
In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as reported on our consolidated balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. Tax-advantaged investment income for 2004 includes a $5.7 million benefit related to the favorable resolution of certain tax matters with the IRS.

11. Employee Benefit Plans and Employment Agreements

Pension and other postemployment benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Postemployment Benefit Cost:                     Year Ended December 31,
($ amounts in millions)                                                -----------------------------------------
                                                                           2004          2003          2002
                                                                       ------------  ------------  -------------
Cost components
Recurring pension benefit expense.....................................  $    16.0     $    22.8     $    15.2
Recurring other postretirement benefit expense........................        3.8           3.6           4.2
Savings plans expense.................................................        5.1           5.4           4.9
                                                                       ------------  ------------  -------------
Total continuing operations recurring expense.........................       24.9          31.8          24.3
Total non-recurring and discontinued operations expense (benefit).....       (8.4)          1.3           0.6
                                                                       ------------  ------------  -------------
Total pension and other postemployment benefit cost...................  $    16.5     $    33.1     $    24.9
                                                                       ============  ============  =============

Principal Rates and Assumptions:                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                           2004         2003         2002
                                                                       ------------ ------------ ------------
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate............................     5.75%        6.0%         6.5%
Future compensation increase rate.....................................     4.0%         3.5%         3.5%
Pension plan assets long-term rate of return..........................     8.5%         8.5%         8.5%
Deferred investment gain/loss amortization corridor...................     5.0%         5.0%         5.0%
Future health care cost increase rate, age 64 and younger.............     8.5%         9.25%       10.0%
Future health care cost increase rate, age 65 and older...............    10.5%        11.25%       12.0%

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate............................     6.0%         6.5%         7.0%
Future compensation increase rate.....................................     3.5%         3.5%         4.0%
Pension plan assets long-term rate of return..........................     8.5%         8.5%         9.0%
Deferred investment gain/loss amortization corridor...................     5.0%         5.0%         5.0%
Future health care cost increase rate, age 64 and younger.............     9.25%       10.0%         5.5%
Future health care cost increase rate, age 65 and older...............    11.25%       12.0%         5.5%

Our investment policy and strategy employs a total return approach combining equities, fixed income, real estate and other assets to maximize the long-term return of the plan assets for a prudent level of risk. Risk tolerance is determined based on consideration of plan liabilities and plan-funded status. The investment portfolio contains a diversified blend of equity, fixed income, real estate and alternative investments. The equity investments are diversified across domestic and foreign markets, across market capitalizations (large, mid and small cap), as well as growth, value and blend. Derivative instruments are not typically used for implementing asset allocation decisions and are never used in conjunction with leverage. Investment performance is measured and monitored on an on-going basis through quarterly investment portfolio reviews, annual liability measurement, and periodic presentations by asset managers included in the plan.

We use a building block approach in estimating the long-term rate of return for plan assets. Historical returns are determined by asset class. The historical relationships between equities, fixed income and other asset classes are reviewed. We apply long-term asset return estimates to the plan’s target asset allocation to determine the weighted-average long-term return. Our long-term asset allocation was determined through modeling long-term returns and asset return volatilities. The allocation reflects proper diversification and was reviewed against other corporate pension plans for reasonability and appropriateness.

Employee Pension Plan Asset Allocation:                                             As of December 31,
                                                                               -----------------------------
                                                                                    2004           2003
                                                                               -------------- --------------
Asset Category
Equity securities...........................................................         67%            63%
Debt securities.............................................................         24%            28%
Real estate.................................................................          6%             6%
Other.......................................................................          3%             3%
                                                                               -------------- --------------
Total.......................................................................        100%           100%
                                                                               ============== ==============

We recognize pension and other postretirement benefit costs and obligations over the employees’ expected service periods by discounting an estimate of aggregate benefits. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize an expense for our contributions to employee and agent savings plans at the time employees and agents make contributions to the plans. We also recognize the costs and obligations of severance, disability and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement.

We use a December 31 measurement date for our pension and postemployment benefits.

In 2004 and 2003, as a result of the sale of our retail affiliated distribution operations and staff reduction initiatives, there was a curtailment credit for the employee pension plan and postretirement plan in the aggregate amount of $8.4 million and $0.8 million, respectively.

Pension plans

We have two defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code.
The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation.

Components of Pension Benefit Expense:                                       Year Ended December 31,
($ amounts in millions)                                            ---------------------------------------------
                                                                        2004            2003           2002
                                                                   --------------  -------------- --------------

Service cost.....................................................   $      10.4     $      12.4    $      14.0
Interest cost....................................................          32.8            33.0           34.5
Plan assets expected return......................................         (30.6)          (27.4)         (34.5)
Net gain amortization............................................           4.9             6.2            1.7
Prior service cost amortization..................................           0.9             1.1            2.0
Net transition asset amortization................................          (2.4)           (2.5)          (2.5)
                                                                   --------------  -------------- --------------
Recurring pension benefit cost...................................          16.0            22.8           15.2
                                                                   --------------  -------------- --------------
Special retirement programs cost.................................          --               3.3            0.6
Curtailment......................................................           1.3            --             --
                                                                   --------------  -------------- --------------
Non-recurring and discontinued operations cost...................           1.3             3.3            0.6
                                                                   --------------  -------------- --------------
Pension benefit cost.............................................   $      17.3     $      26.1    $      15.8
                                                                   ==============  ============== ==============

The employee pension plan is funded with assets held in a trust. The assets within the plan include corporate and government debt securities, equity securities, real estate and venture capital partnerships. The supplemental plan is unfunded. Upon a change in control (as defined in the plan) of The Phoenix Companies,
Inc., we are required to make an irrevocable contribution to a trust to fund the benefits payable under the supplemental plan.

Changes in Plan Assets and Benefit Obligations:           Employee Plan                Supplemental Plan
($ amounts in millions)                            -----------------------------  -----------------------------
                                                                     Year Ended December 31,
                                                   ------------------------------------------------------------
                                                        2004           2003            2004           2003
                                                   -------------- --------------  -------------- --------------
Plans’ Assets
Plan assets’ actual gain.........................   $      44.3    $      66.4     $      --      $      --
Employer contributions...........................           8.9           --               5.7            5.1
Participant benefit payments.....................         (25.7)         (25.2)           (5.7)          (5.1)
                                                   -------------- --------------  -------------- --------------
Change in plan assets............................          27.5           41.2            --             --
Plan assets, beginning of year...................         368.9          327.7            --             --
                                                   -------------- --------------  -------------- --------------
Plans’ assets, end of year.......................   $     396.4    $     368.9     $      --      $      --
                                                   ============== ==============  ============== ==============

Plans’ Projected Benefit Obligation
Service and interest cost accrual................   $     (36.1)   $     (37.1)    $      (7.0)   $      (8.4)
Actuarial gain (loss)............................         (35.5)         (39.9)          (11.2)           7.6
Curtailment gain (loss)..........................           7.5            1.3             2.7           (2.2)
Participant benefit payments.....................          25.7           25.2             5.7            5.1
                                                   -------------- --------------  -------------- --------------
Change in projected benefit obligation...........         (38.4)         (50.5)           (9.8)           2.1
Projected benefit obligation, beginning of year..        (460.6)        (410.1)         (124.8)        (126.9)
                                                   -------------- --------------  -------------- --------------
Projected benefit obligation, end of year........   $    (499.0)   $    (460.6)    $    (134.6)   $    (124.8)
                                                   ============== ==============  ============== ==============

Accumulated benefit obligation...................   $     474.5    $     434.6     $     126.6    $     112.9
                                                   ============== ==============  ============== ==============

In addition to the liability for the excess of accrued pension cost of each plan over the amount contributed to the plan, we recognize a liability for any excess of the accumulated benefit obligation of each plan over the fair value of plan assets. The offset to this additional liability is first recognized as an intangible asset, which is limited to unrecognized prior service, including any unrecognized net transition obligation. Any additional offsets are then recognized as an adjustment to accumulated other comprehensive income.

Funded Status of Pension Plans:                                      Employee Plan          Supplemental Plan
($ amounts in millions)                                         -----------------------  -----------------------
                                                                             Year Ended December 31,
                                                                ------------------------------------------------
                                                                    2004        2003         2004        2003
                                                                ----------- -----------  ----------- -----------

Excess of accrued pension benefit cost over amount
  contributed to plan........................................    $  (37.0)   $  (38.3)    $  (86.0)   $  (82.0)
Excess of accumulated benefit  obligation over plan assets...       (41.2)      (27.4)       (40.6)      (30.9)
                                                                ----------- -----------  ----------- -----------
Accrued benefit obligation in other liabilities..............       (78.2)      (65.7)      (126.6)     (112.9)
Intangible asset.............................................         8.0        11.0         --          --
Minimum pension liability adjustment in accumulated
  other comprehensive income.................................        33.2        16.4         40.6        30.9
                                                                ----------- -----------  ----------- -----------
Funding status recognized in balance sheet...................       (37.0)      (38.3)       (86.0)      (82.0)
                                                                ----------- -----------  ----------- -----------
Net unamortized loss.........................................       (57.6)      (44.8)       (52.6)      (47.6)
Unamortized prior service (cost) credit......................        (8.0)      (11.0)         4.0         4.8
Net unamortized transition asset.............................        --           2.4         --          --
                                                                ----------- -----------  ----------- -----------
Funding status unrecognized in balance sheet.................       (65.6)      (53.4)       (48.6)      (42.8)
                                                                ----------- -----------  ----------- -----------
Plan assets less than projected benefit obligations,
  end of year................................................    $ (102.6)   $  (91.7)    $ (134.6)   $ (124.8)
                                                                =========== ===========  =========== ===========

We expect to contribute $43.3 million to the employee pension plan through 2009, including $6.5 million during
2005. For the estimated 2004 contribution, quarterly payments of $2.5 million each were made to the pension plan in April, July and October 2004. In September 2004, we made a payment of $1.6 million, related to the 2003 minimum contribution.

Other postemployment benefits

Components of Postretirement Benefit Cost:                                  Year Ended December 31,
($ amounts in millions)                                           ---------------------------------------------
                                                                      2004            2003           2002
                                                                  --------------  -------------- --------------

Service cost....................................................   $       1.8     $       1.7    $       2.0
Interest cost...................................................           4.3             4.8            4.9
Net gain amortization...........................................          (0.3)           (0.1)          (2.5)
Prior service cost amortization.................................          (2.0)           (2.8)          (0.2)
                                                                  --------------  -------------- --------------
Recurring other postretirement benefit cost.....................           3.8             3.6            4.2
Curtailments....................................................          (9.7)           (2.0)          --
                                                                  --------------  -------------- --------------
Other postretirement benefit cost (benefit).....................   $      (5.9)    $       1.6    $       4.2
                                                                  ==============  ============== ==============

Changes in Plan Projected Benefit Obligation:                                       Year Ended December 31,
($ amounts in millions)                                                           -----------------------------
                                                                                      2004           2003
                                                                                  -------------- --------------

Service and interest cost accrued..............................................    $      (6.1)   $      (6.5)
Actuarial gain (loss)..........................................................            4.4           (5.9)
Curtailments...................................................................            3.6            0.5
Participant benefit payments...................................................            6.5            7.4
                                                                                  -------------- --------------
Change in projected benefit obligation.........................................            8.4           (4.5)
Projected benefit obligations, beginning of year...............................          (78.7)         (74.2)
                                                                                  -------------- --------------
Projected benefit obligations, end of year.....................................    $     (70.3)   $     (78.7)
                                                                                  ============== ==============

Funded Status of Other Postretirement Benefit Plans:                                   As of December 31,
($ amounts in millions)                                                           -----------------------------
                                                                                       2004           2003
                                                                                  -------------- --------------

Accrued benefit obligation included in other liabilities.......................    $     (88.0)   $    (100.5)
                                                                                  -------------- --------------
Net unamortized gain...........................................................           10.3            6.3
Unamortized prior service credits..............................................            7.4           15.5
                                                                                  -------------- --------------
Funding status unrecognized in balance sheet...................................           17.7           21.8
                                                                                  -------------- --------------
Plan assets less than projected benefit obligations, end of year...............    $     (70.3)   $     (78.7)
                                                                                  ============== ==============

The health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $1.0 million and the annual service and interest cost by $0.1 million.
Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $1.0 million and the annual service and interest cost by $0.1 million.

Savings plans

During 2004, 2003 and 2002, we incurred costs of $5.1 million, $5.4 million and $4.9 million, respectively, for contributions to our employer-sponsored savings plans.

During 2004 and 2003, we contributed 412,239 and 399,353 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $6.5 million and $6.3 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of $4.9 million and $3.8 million.

In connection with the sale of our retail affiliated broker-dealer operations, we have begun the process of terminating our employer-sponsored savings plan for affected employees. The effect of this termination is not expected to be material to our financial statements.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. A new standard was issued which amends an existing standard on accounting for stock-based compensation. Our adoption of the new standard results in expense recognition for stock options awarded after
December 31, 2002 over the service period of the options equal to their fair value at issuance. We calculate the fair value of options using the Black-Scholes option valuation model. During 2002, a previous standard allowed for us to account for stock-based compensation using the intrinsic value method which did not result in expense recognition because at issuance date, the market price of our common stock was equal to the exercise price of the options.

During the three years ended December 31, 2004, we granted options to employees and non-employee directors.
Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vested immediately. No options were exercisable until June 25, 2003, the second anniversary of our initial public offering. All options terminate ten years from the date of grant. The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for Phoenix Investment Partners officers and employees, less the number of share options issuable under the Directors’ Stock Plan. The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock

shares outstanding immediately after the initial public offering in June 2001,plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

Stock Option Activity:                                                Year Ended December 31,
($ amounts in millions, except per share data)      ------------------------------------------------------------
                                                                2004                           2003
                                                    -----------------------------  -----------------------------
                                                                     Weighted-                      Weighted-
                                                      Number of       Average        Number of       Average
                                                        Common       Exercise          Common       Exercise
                                                        Shares         Price           Shares         Price
                                                    -------------- --------------  -------------- --------------

Outstanding, beginning of year....................     4,627,856    $     15.45       4,409,558    $     16.20
Granted...........................................       566,070          11.24         572,504           9.00
Exercised.........................................       (18,542)          9.07              --          15.63
Canceled..........................................      (845,401)         14.68        (354,206)         14.13
                                                    --------------                 --------------
Outstanding, end of year..........................     4,329,983    $     15.05       4,627,856    $     15.45
                                                    ==============                 ==============

At December 31, 2004, 2,793,742 of outstanding stock options were exercisable, with a weighted-average exercise price of $15.89. The exercise prices of exercisable stock options ranged from $7.93 to $16.20 per share. At
December 31, 2004 the weighted-average remaining contractual life for all options outstanding was 7.8 years.

Key Assumptions Used in Option Valuation:                                           Year Ended December 31,
                                                                                  -----------------------------
                                                                                       2004           2003
                                                                                  -------------- --------------

Weighted-average expected volatility...........................................        30.8%          43.7%
Weighted-average interest rate.................................................         4.2%           3.5%
Weighted-average common share dividend yield...................................         1.5%           1.8%

Restricted stock units and restricted stock

We record deferred compensation for the fair value of restricted stock unit awards and present deferred compensation as a separate, offsetting component of stockholders’ equity. We recognized compensation expense over the vesting period of the RSUs.

Generally, shares underlying those awards which are or become vested will be issued on the later of June 26,
2006 or each employee’s and each director’s respective termination or retirement.

RSU Activity at Weighted-Average Issue Price:                         Year Ended December 31,
                                                    ------------------------------------------------------------
                                                                2004                           2003
                                                    -----------------------------  -----------------------------
                                                                       Issue                          Issue
                                                         RSUs          Price            RSUs          Price
                                                    -------------- --------------  -------------- --------------

Outstanding, beginning of year....................     1,436,843    $     10.47         573,477    $     13.95
Awarded to officers and directors.................       213,045          11.59         701,598           7.95
Issued to officers in satisfaction of
  deferred compensation liabilities...............            --          --            161,768           9.07
                                                    --------------                 --------------
Outstanding, end of year..........................     1,649,888    $     10.61       1,436,843    $     10.47
                                                    ==============                 ==============

In addition to the RSU activity above, 1,818,560 RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.

Management restructuring expense and employment agreements

We have entered into agreements with certain key executives of the Company that will, in certain circumstances, provide separation benefits upon the termination of the executive’s employment by the company for reasons other than death, disability, cause or retirement, or by the executive for “good reason,” as defined in the agreements.

For most of these executives, the agreements provide this protection only if the termination occurs following
(or is effectively connected with) the occurrence of a change of control, as defined in the agreements. Upon a change in control, as defined, we are required to make an irrevocable contribution to a trust as soon as possible following such change in control in an amount equal to pay such benefits payable under such agreements.

We recorded a non-recurring expense of $33.7 million ($21.9 million after income taxes), $11.4 million ($7.2 million after income taxes) and $43.4 million ($28.5 million after income taxes) in 2004, 2003 and 2002, respectively, primarily in connection with organizational and employment-related costs. The 2004 charges relate mainly to the sale of our retail affiliated broker-dealer operations and the outsourcing of our information technology infrastructure services. Reserves for management restructuring agreements are not material to our consolidated financial statements at December 31, 2004 and 2003.

12.  Other Comprehensive Income

We record unrealized gains and losses on available-for-sale securities, minimum pension liability adjustments in excess of unrecognized prior service cost, foreign currency translation gains and losses and effective portions of the gains or losses on derivative instruments designated as cash flow hedges in accumulated other comprehensive income. Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income until the related securities are sold, reclassified or deemed to be impaired. Minimum pension liability adjustments in excess of unrecognized prior service cost are adjusted or eliminated in subsequent periods to the extent that plan assets exceed accumulated benefits. Foreign currency translation gains and losses are recorded in accumulated other comprehensive income. We also consider unrealized foreign currency losses when evaluating investments for impairment. The effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings in the same period in which the hedged transaction affects earnings. If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

                                                                 Year Ended December 31,
Sources of Other Comprehensive Income:       ------------------------------------------------------------------
($ amounts in millions)                             2004                   2003                 2002
                                             -------------------- ---------------------- ----------------------
                                               Gross       Net       Gross       Net       Gross        Net
                                             --------- ---------- ----------- ---------- --------- ------------

Unrealized gains (losses) on  investments..   $  39.2   $  26.7    $  131.8   $  159.6   $  603.4   $   104.6
Net realized investment losses on
  available-for-sale securities
  included in net income...................     (43.0)    (22.4)     (113.9)     (74.0)     (50.5)      (32.8)
                                             --------- ---------- ----------- ---------- --------- ------------
Net unrealized investment gains............      (3.8)      4.3        17.9       85.6      552.9        71.8
Minimum pension liability adjustment.......     (26.5)    (17.2)        1.7        1.1      (26.8)      (17.4)
Net unrealized foreign currency
  translation adjustment ..................      (4.6)     (0.6)       11.9        8.2        7.1         1.2
Net unrealized derivative instruments
  and other gains (losses).................       4.6       7.8        41.6       40.3     (128.0)     (129.9)
                                             --------- ---------- ----------- ---------- --------- ------------
Other comprehensive income (loss)..........     (30.3)  $  (5.7)       73.1   $  135.2      405.2   $   (74.3)
                                             --------- ========== ----------- ========== --------- ============
Applicable policyholder
  dividend obligation......................       3.6                 (45.5)                369.4
Applicable deferred policy acquisition
  cost amortization........................      (7.7)                (12.4)                 95.9
Applicable deferred income taxes (benefit).     (20.5)                 (4.2)                 14.2
                                             -----------          -----------           -----------
Offsets to other comprehensive income......     (24.6)                (62.1)                479.5
                                             -----------          -----------           -----------
Other comprehensive income (loss)..........   $  (5.7)             $  135.2              $  (74.3)
                                             ===========          ===========           ===========

                                                                            As of December 31,
Components of Accumulated Other Comprehensive Income:      ----------------------------------------------------
($ amounts in millions)                                              2004                      2003
                                                           -------------------------- -------------------------
                                                               Gross         Net         Gross         Net
                                                           ------------ ------------- ------------ ------------

Unrealized gains on investments.........................    $    808.1   $    211.6    $   812.0    $   207.3
Minimum pension liability adjustment (Note 11)..........         (73.8)       (47.9)       (47.3)       (30.7)
Unrealized foreign currency translation adjustment......           5.7          3.5         10.3          4.1
Unrealized losses on derivative instruments and other...        (125.0)      (109.2)      (129.7)      (117.0)
                                                           ------------ ------------- ------------ ------------
Accumulated other comprehensive income..................         615.0   $     58.0        645.3    $    63.7
                                                           ------------ ============= ------------ ============
Applicable policyholder dividend obligation.............         436.3                     432.7
Applicable deferred policy acquisition costs............          86.4                      94.1
Applicable deferred income taxes........................          34.3                      54.8
                                                           ------------               ------------
Offsets to accumulated other comprehensive income.......         557.0                     581.6
                                                           ------------               ------------
Accumulated other comprehensive income..................    $     58.0                 $    63.7
                                                           ============               ============

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

                                                                             Year Ended December 31,
Shares Used in Calculation of Earnings Per Share:                 ---------------------------------------------
(shares in thousands)                                                  2004            2003           2002
                                                                  --------------  -------------- --------------

Weighted-average common shares outstanding......................        94,676          94,218         97,854
                                                                  --------------  -------------- --------------
Weighted-average effect of dilutive potential common shares:
    Restricted stock units awarded and outstanding..............         1,510           1,236            143
    Employee stock options assumed issued.......................           101              12             --
    Equity units assumed issued.................................         4,488           1,096             --
                                                                  --------------  -------------- --------------
Potential common shares.........................................         6,099           2,344            143
Less:  Potential common shares excluded from calculation
  due to operating losses.......................................            --           2,344            143
                                                                  --------------  -------------- --------------
Dilutive potential common shares................................         6,099              --             --
                                                                  --------------  -------------- --------------
Weighted-average common shares outstanding, including
  dilutive potential common shares..............................       100,775          94,218         97,854
                                                                  ==============  ============== ==============

Employee stock options and equity units excluded from
  calculation due to anti-dilutive exercise prices
  (i.e., in excess of average common share market prices)
    Stock options...............................................         3,632           4,187          4,410
    Equity units................................................            --              --         17,424

There are no adjustments to net income (loss) for the years 2004, 2003 and 2002 for purposes of calculating earnings per share.

14.  Discontinued Operations

During the first quarter of 2004, we sold 100% of the common stock held by us in Phoenix National Trust
Company. The financial statement effect of this transaction is not material to our consolidated financial statements. The net after-tax income (loss) included in discontinued operations for the years ended 2004, 2003 and 2002 was $0.1 million, $(2.1) million and $(1.3) million, respectively.

During 1999, we discontinued our reinsurance operations as further described in Note 17.

We have excluded assets and liabilities of the discontinued operations from the assets and liabilities of continuing operations and on a net basis included them in other assets on our consolidated balance sheet.

15.  Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of January 1, 2001 the New York State Insurance Department adopted the NAIC, Codification of Statutory
Accounting Principles guidance, with the exception for accounting for deferred income taxes. Codification guidance replaced the accounting practices and procedures manual as the NAIC's primary guidance on statutory accounting; it also provides guidance for areas where statutory accounting has been silent and changed current statutory accounting in other areas. The effect of adoption decreased the statutory surplus of our insurance subsidiaries by $66.4 million, primarily as a result of non-admitting certain assets and recording increased investment reserves. As of December 31, 2002, the New York State Insurance Department adopted the NAIC codification guidance for accounting for deferred income taxes.

As of December 31, 2004, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

    •   policy acquisition costs are expensed when incurred;
    •   investment reserves are based on different assumptions;
    •   surplus notes are included in surplus rather than debt;
    •   postretirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;
    •   life insurance reserves are based on different assumptions; and
    •   net deferred income tax assets in excess of 10% of previously filed statutory capital and surplus are not recorded.

                                                                     As of or for the Year Ended December 31,
Statutory Financial Data for Phoenix Life:                        ---------------------------------------------
($ amounts in millions)                                               2004            2003           2002
                                                                  --------------  -------------- --------------

Statutory capital, surplus, and surplus notes...................   $     814.6     $     762.9    $     861.0
Asset valuation reserve, or AVR.................................         213.6           198.6          147.0
                                                                  --------------  -------------- --------------
Statutory capital, surplus, surplus notes and AVR...............   $   1,028.2     $     961.5    $   1,008.0
                                                                  ==============  ============== ==============
Statutory gain from operations..................................   $      35.1     $      69.7    $      44.5
                                                                  ==============  ============== ==============
Statutory net income............................................   $      47.1     $      21.5    $       7.5
                                                                  ==============  ============== ==============

New York Insurance Law requires that New York life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Each of the United States insurance subsidiaries of Phoenix Life is also subject to these same RBC requirements. Phoenix Life and each of its insurance subsidiaries' RBC was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2004 and 2003.

Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix
Life's surplus to policyholders as of the immediately preceding calendar year or Phoenix Life's statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix
Life paid dividends of $69.7 million in 2004 and is able to pay $35.1 million in dividends in 2005 without prior approval from the New York State Insurance Department. Any additional dividend payments, in excess of
$35.1 million in 2005, would be subject to the discretion of the New York Superintendent of Insurance.

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

                                                                        As of December 31,
Cost and Carrying Value of Premises and Equipment:  -----------------------------------------------------------
($ amounts in millions)                                         2004                          2003
                                                    ----------------------------- -----------------------------
                                                                      Carrying                      Carrying
                                                         Cost           Value          Cost           Value
                                                    -------------- -------------- -------------- --------------

Real estate........................................  $     116.0    $      45.7    $     148.8    $      63.5
Equipment..........................................        178.0           26.0          188.3           31.8
Leasehold improvements.............................          8.5            3.3           10.5            6.8
                                                    -------------- -------------- -------------- --------------
Premises and equipment cost and carrying value.....        302.5    $      75.0          347.6    $     102.1
                                                                   ==============                ==============
Accumulated depreciation and amortization..........       (227.5)                       (245.5)
                                                    --------------                --------------
Premises and equipment.............................  $      75.0                   $     102.1
                                                    ==============                ==============

Depreciation and amortization expense for premises and equipment for 2004, 2003 and 2002 totaled $13.5 million,
$19.3 million and $21.4 million, respectively.

On May 25, 2004, we sold our Enfield, Connecticut office facility for a loss of $1.0 million ($0.7 million after-tax). In anticipation of that sale, we had recorded a $6.2 million ($4.0 million after-tax) realized impairment loss in 2003.

Rental expenses for operating leases for continuing operations, principally with respect to buildings, amounted to $10.5 million, $11.4 million and $12.1 million in 2004, 2003 and 2002, respectively. Future minimum rental payments under non-cancelable operating leases for continuing operations were $31.0 million as of December 31,
2004, payable as follows: 2005, $8.8 million; 2006, $7.8 million; 2007, $6.5 million; 2008, $4.2 million; 2009,
$1.9 million and thereafter, $1.8 million.

17.  Contingent Liabilities

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

Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies. These regulatory inquiries have focused on a number of mutual fund issues, including late-trading and valuation issues. Our mutual funds, which we offer directly to retail investors and qualified retirement plans as well as through the separate accounts associated with certain of our variable life insurance policies and variable annuity products, entitle us to impose restrictions on frequent exchanges and trades in the mutual funds and on transfers between sub-accounts and variable products. We, like many others in the financial services industry, have received requests for information from the SEC and state authorities, in each case requesting documentation and other information regarding various mutual fund regulatory issues. We continue to cooperate fully with these regulatory agencies in responding to these requests. In addition, representatives from the SEC's Office of Compliance, Inspections and Examinations are conducting compliance examinations of our mutual fund, variable annuity and mutual fund transfer agent operations.

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

Discontinued Reinsurance Operations

In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under those contracts. We also purchased aggregate excess-of-loss reinsurance to further protect us from unfavorable results from this discontinued business. On February 7, 2005 we notified the aggregate excess-of-loss reinsurer that we were exercising our option to commute this contract.
The commutation will be effective during the second quarter of 2005. The effect of the commutation will not be material to our consolidated financial statements.

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect under our aggregate excess-of-loss reinsurance, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including coverage available from our aggregate excess-of-loss reinsurance and reserves for amounts recoverable from retrocessionaires, were $110.0 million as of December 31, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $60.0 million as of December 31, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the years ended December 31, 2004, 2003 and 2002, respectively.

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

We are involved in disputes relating to the activities of Unicover. Under Unicover's underwriting authority, the Unicover pool and Unicover facilities wrote a dollar amount of reinsurance coverage that was many times greater than originally estimated. As a member of the Unicover pool, we were involved in several proceedings in which the pool members asserted that they could deny coverage to certain insurers that claimed that they purchased reinsurance coverage from the pool. Those matters were settled. Also, the pool members were involved in proceedings arising from business ceded to the London market. Those proceedings were settled.

Further, we were, along with Sun Life Assurance of Canada, or Sun Life, and Cologne Life Reinsurance Company,
or Cologne Life, a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed. In September 1999, we joined an arbitration proceeding that Sun Life had begun against the members of the Unicover pool and the Unicover facilities. In this arbitration, we and Sun
Life sought to cancel our retrocession agreements on the grounds that material misstatements and nondisclosures were made to us about, among other things, the amount of risks we would be reinsuring. The arbitration proceeded only with respect to the Unicover pool because we, Sun Life and Cologne Life reached settlement with the two Unicover facilities in the first quarter of 2000. In October 2002, the arbitration panel issued its decision that the agreement by which we provided retrocessional reinsurance to the pool was valid only to the extent of business bound or renewed to that agreement on or before August 31, 1998. This decision had the effect of granting us a substantial discount on our potential liabilities, because most of the business was bound or renewed to the agreement after August 31, 1998. In a clarification dated January 4, 2003, the arbitration panel confirmed its decision. Subsequently, billing disputes have arisen between certain pool members and the retrocessionaires, including us, concerning certain losses ceded to the retrocession agreements. A significant portion of our remaining potential liabilities as a retrocessionaire of the Unicover pool has been recovered from certain of our retrocessionaires, and additional amounts may be recovered from one other retrocessionaire, as discussed below under "Related Proceedings."

In one of the Unicover facilities' settlements, the Reliance facility settlement of January 2000, we paid a settlement amount of $97.9 million and were released from all of our obligations as a retrocessionaire of the facility. Subsequently, we were reimbursed by one of our retrocessionaires for $38.8 million of the amount we paid under the settlement. A significant portion of the remainder of the settlement payment may be recovered from one other retrocessionaire, as discussed below under "Related Proceedings."

In the other Unicover facilities' settlement, the Lincoln facility settlement of March 2000, we paid a settlement amount of $11.6 million and were released from all of our obligations as a retrocessionaire of the facility. Subsequently, we were reimbursed by one of our retrocessionaires for $6.0 million of the amount we paid under the settlement.

The amounts paid and the results achieved in the above settlements and arbitration decision were consistent with the amounts previously reflected in our consolidated financial statements.

Related Proceedings

In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. We have been involved in disputes with certain of our own retrocessionaires who had sought on various grounds to avoid paying any amounts to us. Most of those disputes, as described below, have been resolved.

Currently, we remain involved in a London arbitration proceeding with one of those retrocessionaires. The arbitration concerns an agreement under which the retrocessionaire reinsures us for up to $45 thousand per loss in excess of a $5 thousand retention. In June 2003, the arbitration panel issued its decision, which upheld in all material respects the retrocessional obligations to us. The retrocessionaire appealed the arbitration decision only with respect to the Unicover business. We received a favorable decision from the Court of Appeal in December 2004. The retrocessionaire submitted a request to the House of Lords to review the decision. Two other disputes with this retrocessionaire were settled in March 2004 and did not have a material effect on our reinsurance recoverable balances. As of December 31, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was $45.0 million, subject to further development.

A dispute with another retrocessionaire was the subject of arbitration proceedings that we initiated in
December 2003. The purpose of the arbitration proceedings was to confirm the validity and enforce the terms of the retrocessional contracts. In December 2004, we settled the dispute and discontinued the arbitration proceedings. The amount received and the results achieved in the settlement were consistent with the amounts previously reflected in our consolidated financial statements. As of December 31, 2004, the reinsurance recoverable balance from this retrocessionaire was $0.0 million.

A dispute with a third retrocessionaire, which sought to avoid an excess-of-loss retrocession agreement, a surplus share retrocession agreement and a quota share retrocession agreement, was the subject of an arbitration in November 2003. In December 2003, the arbitration panel issued its interim decision, which is confidential. The financial implications of the interim decision are consistent with our current financial provisions. Since then, this retrocessionaire has paid $8.0 million to bring the account current. As of
December 31, 2004, the reinsurance recoverable balance from this retrocessionaire related to paid losses was
$0.0 million, subject to further development. In June 2004 the arbitration panel relinquished its jurisdiction.

Because the same retrocession program that covers our Unicover business covers a significant portion of our other remaining group accident and health reinsurance business, we could have additional material losses if one or more of our remaining retrocessionaires disputes and successfully avoids its obligations. At this stage, we cannot estimate the amount at risk related to these potential disputes with a reliable degree of certainty.
This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers). This applies with regard both to business related to Unicover and business not related to
Unicover.

Other Proceedings

Another set of disputes involves personal accident business that was reinsured in the London reinsurance market in which we participated from 1994 to 1997. These disputes involve multiple layers of reinsurance and allegations that the reinsurance programs created by the brokers involved in placing those layers were interrelated

and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in litigation or arbitration in attempts to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, we and many of these companies have participated in negotiations that have resulted in settlements of disputes relating to the
1994 and 1995 contract years. The amounts paid and the results achieved in the 1994 and 1995 contract year settlements are consistent with the amounts previously reflected in our consolidated financial statements.
Although we are vigorously defending our contractual rights in respect of the 1996 and 1997 contract year disputes, we remain actively involved in attempts to reach negotiated business solutions. At this stage, we cannot predict the outcome, nor can we estimate the remaining amount at risk with a reliable degree of certainty. This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers). However, it is our opinion based on current information that amounts included in our reserves as of December 31, 2004 are adequate with respect to the 1996 and 1997 contract year disputes.

18.  Other Commitments

During the third quarter of 2004, we entered into a seven-year information technology infrastructure services agreement with Electronic Data Systems, or EDS, under which we expect to make aggregate payments of approximately $120.0 million.

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of December 31, 2004, the Company had committed $182.6 million under such investments, of which $50.8 million is expected to be disbursed by December 31, 2005.

19.  Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

                                                                                        As of December 31,
Parent Company Financial Position:                                                -----------------------------
($ amounts in millions)                                                                2004           2003
                                                                                  -------------- --------------
Assets
Cash and cash equivalents......................................................    $      61.0    $      22.8
Investment in Phoenix Life.....................................................        1,700.9        1,637.6
Investment in Phoenix Investment Partners......................................          226.3          231.0
Investments in other subsidiaries..............................................          105.7          123.5
Loans to Phoenix Investment Partners...........................................          366.0          377.0
Advances to subsidiaries.......................................................          208.9          234.2
Hilb Rogal and Hobbs, or HRH, common stock, at fair value (Note 5).............          131.3          116.2
Intangible assets (Note 11)....................................................            8.0           11.0
Deferred income taxes..........................................................           39.0           21.6
Other assets...................................................................          111.2          103.2
                                                                                  -------------- --------------
Total assets...................................................................    $   2,958.3    $   2,878.1
                                                                                  ============== ==============
Liabilities and Stockholders' Equity
Stock purchase contracts (Note 6)..............................................    $     131.9    $     128.8
Indebtedness (Note 6)..........................................................          461.7          464.0
Accrued pension and postemployment benefits (Note 11)..........................          275.1          281.1
Other liabilities..............................................................           67.2           56.4
                                                                                  -------------- --------------
Total liabilities..............................................................          935.9          930.3
Total stockholders' equity.....................................................        2,022.4        1,947.8
                                                                                  -------------- --------------
Total liabilities and stockholders' equity.....................................    $   2,958.3    $   2,878.1
                                                                                  ============== ==============

                                                                              Year Ended December 31,
Parent Company Results of Operations:                            ----------------------------------------------
($ amounts in millions)                                               2004            2003            2002
                                                                 --------------  --------------  --------------
Revenues
Dividends received from subsidiary, Phoenix Life................  $      69.7     $      44.5     $     113.8
Investment income, principally from subsidiary,
  Phoenix Investment Partners...................................         22.5            23.0            15.2
Net realized investment gains...................................         --              (0.1)            1.7
                                                                 --------------  --------------  --------------
Total revenues..................................................         92.2            67.4           130.7
                                                                 --------------  --------------  --------------
Interest expense................................................         27.4            26.9            15.8
Demutualization expense.........................................         --              --               1.8
Other operating expenses........................................         25.9            18.8             7.2
                                                                 --------------  --------------  --------------
Total expenses..................................................         53.3            45.7            24.8
                                                                 --------------  --------------  --------------
Income before income taxes and equity in undistributed losses
  of subsidiaries...............................................         38.9            21.7           105.9
Income tax benefit..............................................        (12.3)           (8.5)           (2.2)
                                                                 --------------  --------------  --------------
Income before equity in undistributed earnings of subsidiaries..         51.2            30.2           108.1
Equity in undistributed earnings (losses) of subsidiaries.......         35.2           (36.4)         (380.4)
                                                                 --------------  --------------  --------------
Net income (loss)...............................................  $      86.4     $      (6.2)    $    (272.3)
                                                                 ==============  ==============  ==============

                                                                               Year Ended December 31,
Parent Company Cash Flows:                                       ----------------------------------------------
($ amounts in millions)                                                2004            2003           2002
                                                                 ---------------  -------------- --------------
Operating Activities
Cash dividends received from subsidiary.........................  $      69.7     $      44.5     $     67.0
Investment income received......................................         10.6             9.7           11.7
Interest, income taxes and other expenses paid, net.............        (19.1)          (21.0)         (17.4)
                                                                 ---------------  -------------- --------------
Cash from operating activities..................................         61.2            33.2           61.3
                                                                 ---------------  -------------- --------------
Advances to subsidiaries and capital contributed to subsidiaries         (4.0)           (7.8)        (287.4)
Purchase of subsidiaries........................................         (4.0)          (17.9)          --
Equity security purchases.......................................         --              --           (157.4)
Debt and equity security sales..................................         --              --             72.8
                                                                 ---------------  -------------- --------------
Cash for investing activities...................................         (8.0)          (25.7)        (372.0)
                                                                 ---------------  -------------- --------------
Stock purchase contract and indebtedness proceeds...............         --              --            133.9
Equity units proceeds...........................................         --              --            149.1
Common stock issuance...........................................          0.1            --             --
Common stock repurchase.........................................         --              --           (131.1)
Common stock dividend paid......................................        (15.1)          (15.1)         (15.8)
Payments to subsidiary to reimburse policyholder
  credits and payments in lieu of stock.........................         --              --             --
                                                                 ---------------  -------------- --------------
Cash (for) from financing activities............................        (15.0)          (15.1)         136.1
                                                                 ---------------  -------------- --------------
Change in cash and cash equivalents.............................         38.2            (7.6)        (174.6)
Cash and cash equivalents, beginning of year....................         22.8            30.4          205.0
                                                                 ---------------  -------------- --------------
Cash and cash equivalents, end of year..........................  $      61.0     $      22.8     $     30.4
                                                                 ===============  ============== ==============

20.  Additional Operating Cash Flow Information

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

                                                                            Years Ended December 31,
Operating Cash Flows on Indirect Basis:                          ----------------------------------------------
($ amounts in millions)                                               2004            2003            2002
                                                                 --------------  --------------  --------------
OPERATING ACTIVITIES
Income (loss) from continuing operations........................  $      86.3     $      (4.1)    $    (140.7)
Net realized investment losses..................................          0.8            98.5           133.9
Unrealized gain on trading equity securities....................        (85.9)           --              --
Amortization and depreciation...................................         49.1            52.5           122.4
Investment (gains) loss.........................................        (73.6)           78.5            74.4
Equity in (earnings) losses of affiliates.......................         17.2             2.0            (7.2)
Deferred income tax (benefit) expense...........................         48.5           (11.9)          (42.4)
Decrease (increase) in receivables..............................         38.3            (7.7)           (8.3)
Deferred policy acquisition costs increase......................        (54.5)         (111.4)         (206.4)
Increase in policy liabilities and accruals.....................         60.1           454.1           473.4
Other assets and other liabilities net change...................        (27.2)         (152.9)          (75.6)
                                                                 --------------  --------------  --------------
Cash from continuing operations.................................         59.1           397.6           323.5
Discontinued operations, net....................................         14.9           (36.5)          (59.1)
                                                                 --------------  --------------  --------------
Cash from operating activities..................................  $      74.0     $     361.1     $     264.4
                                                                 ==============  ==============  ==============

21.  Supplemental Unaudited Financial Information

                                                                          Quarter Ended
Summarized Selected Quarterly Financial Data:        ----------------------------------------------------------
($ amounts in millions, except per share amounts)       Mar 31,       June 30,       Sept 30,        Dec 31,
                                                     -------------- -------------- -------------  -------------
                                                                               2004
                                                     ----------------------------------------------------------

Revenues...........................................   $    671.0     $    666.9     $    661.9     $    743.4

Income from  continuing operations.................   $     16.3     $     14.6     $      7.1     $     48.3

Net income.........................................   $     16.6     $     14.4     $      7.1     $     48.3

Earnings per share:
  Basic............................................   $     0.18     $     0.14     $     0.07     $     0.51
  Diluted..........................................   $     0.16     $     0.14     $     0.07     $     0.48

                                                                          Quarter Ended
 Summarized Selected Quarterly Financial Data:       ----------------------------------------------------------
($ amounts in millions, except per share amounts)        Mar 31,       June 30,       Sept 30,        Dec 31,
                                                     -------------- -------------- -------------  -------------
                                                                               2003
                                                     ----------------------------------------------------------

Revenues...........................................   $    661.3     $    557.7     $    698.6     $    715.9

Income (loss) from continuing operations...........   $      1.7     $    (49.2)    $     13.6     $     29.8

Net income (loss)..................................   $      1.3     $    (49.6)    $     13.2     $     28.9

Earnings (loss) per share:
  Basic............................................   $     0.01     $    (0.53)    $     0.14     $     0.31
  Diluted..........................................   $     0.01     $    (0.53)    $     0.13     $     0.29

Revenues as reported above differ from amounts previously reported in our respective Quarterly Reports on Form
10-Q due to our equity in earnings of affiliates, which was reclassified from revenue to "equity in undistributed earnings of affiliates" on our consolidated statement of income and comprehensive income. The
2004 amounts reclassified were $(2.8) million, $0.0 million and $1.0 million for the first, second and third quarter, respectively. The 2003 amounts reclassified were $2.1 million, $(0.8) million and $0.0 million for the first, second and third quarter, respectively.

                                                 EXHIBIT INDEX

  Exhibit
------------

      3.1      Form of Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc.
               (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration
               Statement on Form S-l (Registration No. 333-73896), filed on November 21, 2001, as amended)

      3.2      Form of By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003*

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

     10.2      The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit
               10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
               333-55268), filed on February 9, 2001, as amended)

     10.3      Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan*

     10.4      Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive
               Plan*

     10.5      The Phoenix Companies, Inc. Performance Incentive Plan (incorporated herein by reference to
               Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No.
               333-55268), filed on February 9, 2001, as amended)

     10.6      The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit
               10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
               333-55268), filed on February 9, 2001, as amended)

     10.7      The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1,
               2003)*

     10.8      The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as
               amended and restated effective as of January 1, 2004*

     10.9      The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to
               The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed on November 9, 2004)

    10.10      The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B effective as of August 1, 2004 (incorporated herein by reference to Exhibit 10.11 to The Phoenix Companies,
               Inc. Quarterly Report on Form 10-Q filed on November 9, 2004)

    10.11      Phoenix Investment Partners 2001 Phantom Option Plan (incorporated herein by reference to
               Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

    10.12      Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to
               Exhibit 10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

    10.13      The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive
               Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy
               Statement, filed on March 21, 2003)

    10.14      Form of Notice to Participates under The Phoenix Companies, Inc. 2003 Restricted Stock,
               Restricted Stock Unit and Long-Term Incentive Plan*

    10.15      The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005*

    10.16      Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to
               Exhibit 10.24

                                                      E-1

               to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896),
               filed on November 21, 2001, as amended)

    10.17      Binder of Reinsurance dated as of September 30, 1999, between Phoenix Home Life Mutual Insurance
               Company, American Phoenix Life & Reassurance Company and European Reinsurance Company of
               Zurich (Bermuda Branch) (+) (incorporated herein by reference to Exhibit 10.36 to The Phoenix
               Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed on
               February 9, 2001, as amended)

    10.18      Amendment No. 1 dated as of February 1, 2000, to the Binder of Reinsurance, dated as of
               September 30, 1999, between Phoenix Home Life Mutual Insurance Company, American Phoenix Life &
               Reassurance Company and European Reinsurance Company of Zurich (Bermuda Branch) (+)
               (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Registration
               Statement on Form S-l (Registration No. 333-55268), filed on February 9, 2001, as amended)

    10.19      Acquisition Agreement dated as November 10, 1999, between Selling Management Shareholders,
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

    10.20      Subordination Agreement dated as of June 11, 2001 between Phoenix Home Life Mutual Insurance
               Company and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268),
               filed on February 9, 2001, as amended)

    10.21      Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm
               Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix
               Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed on
               February 9, 2001, as amended)

    10.22      Shareholder's Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State
               Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix
               Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed on
               November 21, 2001, as amended)

    10.23      Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick
               Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners,
               Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc.
               Registration Statement on Form S-1 (Registration No. 333-73896), filed on November 21, 2001, as amended)

    10.24      Subordination Agreement dated as of December 27, 2001 between The Phoenix Companies, Inc. and
               Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.64 to The
               Phoenix Companies, Inc. Annual Report on Form 10-K filed March 27, 2002)

    10.25      Subordination Agreement dated as of January 29, 2002 between The Phoenix Companies, Inc. and
               Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.65 to The
               Phoenix Companies, Inc. Annual Report on Form 10-K filed March 27, 2002)

    10.26      Credit Agreement dated as of November 22, 2004 between The Phoenix Companies, Inc., Phoenix Life
               Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions*

    10.27      Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc.
               and Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies,
               Inc. current report on Form 8-K dated January 1, 2003)

    10.28      Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and
               Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc.
               current report on Form 8-K dated January 1, 2003)

                                                      E-2

    10.29      Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies,
               Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix
               Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

    10.30      Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and
               Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies,
               Inc. Annual Report on Form 10-K filed March 21, 2003)

    10.31      Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon*

    10.32      Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci
               (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly
               Report on Form 10-Q filed August 14, 2003)

    10.33      Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and
               Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies,
               Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

    10.34      Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc.
               and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies,
               Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

    10.35      Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and
               John F. Sharry*

    10.36      Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and
               James Wehr*

    10.37      Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance
               Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form
               10-Q dated August 9, 2004)

    10.38      Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and
               The Bank of New York*

       12      Ratio of Earnings to Fixed Charges*

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

------------------------

          *      Filed herewith

        (+)      Portions subject to confidential treatment request

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.

                                                      E-3