Form 10-Q
period 2005-03-31
PHOENIX COMPANIES INC/DE
filed 2005-05-10
CIK 1129633

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
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
                                                 (860) 403-5000
                        ---------------------------------------------------------------
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

Yes X.  No_.

Indicated  by check  mark  whether  the  registrant  is an  accelerated  filer (as  defined  in Rule 12b-2 of the Exchange Act).

Yes X.  No_.

On April 30 2005, the registrant had 95,008,800 shares of common stock outstanding.

===============================================================================================================

                                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                           Page

Item 1.    Unaudited Interim Condensed Consolidated Financial Statements:

             Unaudited Interim Condensed Consolidated Balance Sheet at March 31, 2005 and
               December 31, 2004.........................................................................    3

             Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive
               Income for the three months ended March 31, 2005 and 2004.................................    4

             Unaudited Interim Condensed Consolidated Statement of Cash Flows for the three months
               ended March 31, 2005 and 2004.............................................................    5

             Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
               for the three months ended March 31, 2005 and 2004........................................    6

             Notes to Unaudited Interim Condensed Consolidated Financial Statements for the

PART II.   OTHER INFORMATION

                                          PART I. FINANCIAL INFORMATION
                      ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           THE PHOENIX COMPANIES, INC.
                             Unaudited Interim Condensed Consolidated Balance Sheet
                                   ($ amounts in millions, except share data)
                                March 31, 2005 (unaudited) and December 31, 2004

                                                                                      2005            2004
                                                                                 --------------  --------------
ASSETS:
Available-for-sale debt securities, at fair value..............................   $  13,454.4     $  13,476.3
Available-for-sale equity securities, at fair value............................         277.6           304.3
Trading equity securities, at fair value.......................................          65.9            87.3
Mortgage loans, at unpaid principal balances...................................         181.1           207.9
Venture capital partnerships, at equity in net assets..........................         250.5           255.3
Policy loans, at unpaid principal balances.....................................       2,207.6         2,196.7
Other investments..............................................................         334.5           371.8
                                                                                 --------------  --------------
                                                                                     16,771.6        16,899.6
Available-for-sale debt and equity securities pledged as collateral, at
  fair value...................................................................       1,235.1         1,278.8
                                                                                 --------------  --------------
Total investments..............................................................      18,006.7        18,178.4
Cash and cash equivalents......................................................         372.1           435.0
Accrued investment income......................................................         226.5           222.3
Receivables....................................................................         169.9           135.8
Deferred policy acquisition costs..............................................       1,494.3         1,429.9
Deferred income taxes..........................................................          34.9            30.7
Intangible assets..............................................................         300.1           308.4
Goodwill.......................................................................         427.2           427.2
Other assets...................................................................         261.0           244.6
Separate account assets........................................................       7,284.4         6,950.3
                                                                                 --------------  --------------
Total assets...................................................................   $  28,577.1     $  28,362.6
                                                                                 ==============  ==============

LIABILITIES:
Policy liabilities and accruals................................................   $  13,082.2     $  13,132.3
Policyholder deposit funds.....................................................       3,425.8         3,492.4
Stock purchase contracts.......................................................         129.8           131.9
Indebtedness...................................................................         688.2           690.8
Other liabilities..............................................................         623.4           546.3
Non-recourse collateralized obligations........................................       1,301.4         1,355.2
Separate account liabilities...................................................       7,284.4         6,950.3
                                                                                 --------------  --------------
Total liabilities..............................................................      26,535.2        26,299.2
                                                                                 --------------  --------------

CONTINGENT LIABILITIES (NOTE 11)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries...................          38.0            41.0
                                                                                 --------------  --------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 106,401,157 and 106,394,959 shares issued........           1.0             1.0
Additional paid-in capital.....................................................       2,436.6         2,435.2
Deferred compensation on restricted stock units................................          (4.0)           (3.6)
Accumulated deficit............................................................        (276.5)         (285.6)
Accumulated other comprehensive income.........................................          27.7            58.0
Treasury stock, at cost: 11,425,972 and 11,517,387 shares......................        (180.9)         (182.6)
                                                                                 --------------  --------------
Total stockholders' equity.....................................................       2,003.9         2,022.4
                                                                                 --------------  --------------
Total liabilities, minority interest and stockholders' equity..................   $  28,577.1     $  28,362.6
                                                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
             Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income
                                   ($ amounts in millions, except share data)
                                   Three Months Ended March 31, 2005 and 2004

                                                                                      2005            2004
                                                                                 --------------  --------------
REVENUES:
Premiums.......................................................................   $     226.8     $     232.7
Insurance and investment product fees..........................................         129.0           136.1
Broker-dealer commission and distribution fees.................................           6.8            24.3
Investment income, net of expenses.............................................         268.7           277.7
Net realized investment gains (losses).........................................         (17.9)            2.5
                                                                                 --------------  --------------
Total revenues.................................................................         613.4           673.3
                                                                                 --------------  --------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends..............................         343.3           345.6
Policyholder dividends.........................................................          83.8           105.9
Policy acquisition cost amortization...........................................          28.2            22.6
Intangible asset amortization..................................................           8.4             8.3
Interest expense on indebtedness...............................................          11.1             9.8
Interest expense on non-recourse collateralized obligations....................           8.9             8.9
Other operating expenses.......................................................         117.2           149.1
                                                                                 --------------  --------------
Total benefits and expenses....................................................         600.9           650.2
                                                                                 --------------  --------------
Income from continuing operations before income taxes, minority interest
  and equity in earnings of affiliates.........................................          12.5            23.1
Applicable income tax (benefit) expense........................................           2.8             7.1
                                                                                 --------------  --------------
Income from continuing operations before minority interest and equity in
  earnings of affiliates.......................................................           9.7            16.0
Minority interest in net income of consolidated subsidiaries...................          (0.3)           --
Equity in undistributed earnings of affiliates.................................          --               0.3
                                                                                 --------------  --------------
Income from continuing operations..............................................           9.4            16.3
Income from discontinued operations............................................          --               0.3
                                                                                 --------------  --------------
Net income.....................................................................   $       9.4     $      16.6
                                                                                 ==============  ==============

EARNINGS PER SHARE:
Earnings from continuing operations - basic....................................   $      0.10     $      0.17
Earnings from continuing operations - diluted..................................   $      0.09     $      0.16
                                                                                 ==============  ==============
Net earnings - basic...........................................................   $      0.10     $      0.18
Net earnings - diluted.........................................................   $      0.09     $      0.16
                                                                                 ==============  ==============
Basic weighted-average common shares outstanding (in thousands)................        94,930          94,512
Diluted weighted-average common shares outstanding (in thousands)..............       102,301         102,008
                                                                                 ==============  ==============

COMPREHENSIVE INCOME:
Net income.....................................................................   $       9.4     $      16.6
                                                                                 --------------  --------------
Net unrealized investment gains (losses).......................................         (56.0)           38.4
Net unrealized foreign currency translation gains (losses).....................          (6.8)            2.6
Net unrealized derivative instruments gains (losses)...........................          32.5           (10.9)
                                                                                 --------------  --------------
Other comprehensive income (loss)..............................................         (30.3)           30.1
                                                                                 --------------  --------------
Comprehensive income (loss)....................................................   $     (20.9)    $      46.7
                                                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                        Unaudited Interim Condensed Consolidated Statement of Cash Flows
                                            ($ amounts in millions)
                                   Three Months Ended March 31, 2005 and 2004

                                                                                      2005            2004
                                                                                 --------------  --------------
OPERATING ACTIVITIES:
Premiums collected.............................................................   $     244.0     $     236.0
Insurance and investment product fees collected................................         142.9           166.8
Investment income collected....................................................         250.8           241.7
Proceeds from sale of trading equity securities................................          70.4            --
Policy benefits paid, excluding policyholder dividends.........................        (280.3)         (261.0)
Policyholder dividends paid....................................................         (92.7)          (91.7)
Policy acquisition costs paid..................................................         (32.8)          (47.0)
Interest expense on indebtedness paid..........................................          (6.6)           (6.3)
Interest expense on collateralized obligations paid............................          (8.9)           (8.9)
Other operating expenses paid..................................................        (128.7)         (175.3)
Income taxes refunded..........................................................           0.4             6.7
                                                                                 --------------  --------------
Cash from continuing operations................................................         158.5            61.0
Discontinued operations, net...................................................           3.8           (14.4)
                                                                                 --------------  --------------
Cash from operating activities.................................................         162.3            46.6
                                                                                 --------------  --------------

INVESTING ACTIVITIES:
Investment purchases...........................................................        (889.2)         (940.7)
Investment sales, repayments and maturities....................................         706.7           934.8
Debt and equity securities pledged as collateral purchases.....................          --             (30.7)
Debt and equity securities pledged as collateral sales.........................           9.0            --
Subsidiary purchases...........................................................          (0.1)          (29.2)
Premises and equipment additions...............................................          (3.7)           (2.7)
Discontinued operations, net...................................................           1.2             1.4
                                                                                 --------------  --------------
Cash for investing activities..................................................        (176.1)          (67.1)
                                                                                 --------------  --------------

FINANCING ACTIVITIES:
Policyholder deposit fund deposits.............................................         164.5           209.3
Policyholder deposit fund withdrawals..........................................        (231.1)         (295.6)
Other indebtedness proceeds....................................................          --              25.0
Loaned securities proceeds.....................................................          59.0            --
Collateralized obligations repayments..........................................         (33.2)          (38.2)
Minority interest distributions................................................          (8.3)           (6.2)
                                                                                 --------------  --------------
Cash for financing activities..................................................         (49.1)         (105.7)
                                                                                 --------------  --------------
Change in cash and cash equivalents............................................         (62.9)         (126.2)
Cash and cash equivalents, beginning of period.................................         435.0           447.9
                                                                                 --------------  --------------
Cash and cash equivalents, end of period.......................................   $     372.1     $     321.7
                                                                                 ==============  ==============

Included in cash and cash equivalents above is cash pledged as collateral of $36.8 million and $2.1 million at
March 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
             Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders' Equity
                                   ($ amounts in millions, except share data)
                                   Three Months Ended March 31, 2005 and 2004

                                                                                      2005            2004
                                                                                 --------------  --------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation (91,995 and 46,073 units)........  $       1.1     $       0.7
Stock options awarded as compensation...........................................          0.3             0.2

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation expense deferred on restricted stock units awarded.................         (1.0)           (0.5)
Compensation expense recognized on restricted stock units.......................          0.6             0.4

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income......................................................................          9.4            16.6
Excess of cost over fair value of common shares contributed to employee
  savings plan..................................................................         (0.3)           (0.3)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)...............................................        (30.3)           30.1

TREASURY STOCK:
Common shares contributed to employee savings plan (111,688 and 134,281 shares).          1.7             2.2
                                                                                 --------------  --------------
Change in stockholders' equity..................................................        (18.5)           49.4
Stockholders' equity, beginning of period.......................................      2,022.4         1,947.8
                                                                                 --------------  --------------
Stockholders' equity, end of period.............................................  $   2,003.9     $   1,997.2
                                                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                          THE PHOENIX COMPANIES, INC.
                     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                   Three Months Ended March 31, 2005 and 2004

1.   ORGANIZATION AND OPERATIONS

Our unaudited interim condensed consolidated financial statements include the accounts of The Phoenix
Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note
7. The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners,
Ltd., or PXP. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have reclassified certain amounts for 2004 to conform with 2005 presentation.

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
the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2004 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2005 are not necessarily indicative of the results that may be expected for the year
2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2004 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

Share-Based Payment: On December 16, 2004, the Financial Accounting Standards Board, or the FASB, issued
Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment, or
SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002. Accordingly, our adoption of SFAS 123(R) will not have a material effect on our consolidated financial statements.

Upon our adoption of fair value accounting for stock-based compensation in 2003, we used the prospective method of transition provided by the new standard, which results in expense recognition for stock options awarded after December 31, 2002.

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for all stock-based compensation, follow:

Pro Forma Net Income and Earnings Per Share:                                           Three Months Ended
($ amounts in millions, except per share data)                                             March 31,
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------

Net income, as reported........................................................   $       9.4     $      16.6
Add: Employee stock option compensation expense included in net income,
  net of applicable income taxes...............................................           0.2             0.2
Deduct: Employee stock option compensation expense determined under
  fair value accounting for all awards, net of applicable income taxes.........          (1.3)           (1.3)
                                                                                 --------------  --------------
Pro forma net income...........................................................   $       8.3     $      15.5
                                                                                 ==============  ==============

Basic earnings per share:
    As reported................................................................   $      0.10     $      0.18
    Pro forma..................................................................   $      0.09     $      0.16
Diluted earnings per share:
    As reported................................................................   $      0.09     $      0.16
    Pro forma..................................................................   $      0.08     $      0.15

See Note 9 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information related to stock-based compensation.

Nontraditional Long-Duration Contracts and Separate Accounts: Effective January 1, 2004, we adopted the AICPA's
Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional
Long-Duration Contracts and for Separate Accounts, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. Our adoption of SOP 03-1 did not have a material effect on our consolidated financial statements.

Business combinations and divestitures

On May 2, 2005, we completed the acquisition of the noncontrolling interest in Seneca Capital Management, or
Seneca, that we did not already own. The effect of this acquisition is not material to our consolidated financial statements.

On January 14, 2005, we disposed of our equity interest in Aberdeen Asset Management PLC for proceeds of $70.4 million, which resulted in a $7.0 million after-tax realized investment loss.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for
proceeds of $59.0 million. We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received. We may be entitled to additional earn-out consideration based on Lombard's financial performance through 2006.

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

Our consolidated financial statements include the following expenses and certain transaction-related costs related to our retail affiliated broker-dealer operations sold during 2004:

Revenues and Direct Expenses of                                                        Three Months Ended
Retail Affiliated Broker-dealer Operations:                                                 March 31,
($ amounts in millions)                                                          ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------

Insurance and investment product fee revenues, net of eliminations............    $       --      $      12.8
Direct other operating expenses, net of deferrals.............................    $       --      $      25.5

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

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable universal life, term life and variable annuities.  The Asset Management segment includes private client and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds.  We provide more information on the Life and Annuity and
Asset Management operating segments in Notes 3 and 4, respectively, to our unaudited interim condensed consolidated financial statements in this Form 10-Q.

The Venture Capital segment includes our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block.  We provide more information on this segment in Note 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q.  The Corporate and Other segment includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments.  These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

Segment assets, revenues and income information follows:

Segment Information On Assets:                                                       Mar 31,         Dec 31,
($ amounts in millions)                                                               2005            2004
                                                                                 --------------  --------------

Segment Assets
Life and annuity segment.......................................................   $  25,468.1     $  25,117.0
Asset management segment.......................................................         816.6           833.9
                                                                                 --------------  --------------
Operating segment assets.......................................................      26,284.7        25,950.9
Venture capital segment........................................................         197.2           202.9
Corporate and other segment....................................................       2,074.4         2,185.8
                                                                                 --------------  --------------
Total segment assets...........................................................      28,556.3        28,339.6
Net assets of discontinued operations..........................................          20.8            23.0
                                                                                 --------------  --------------
Total assets...................................................................   $  28,577.1     $  28,362.6
                                                                                 ==============  ==============

Segment Information On Revenues and Income:                                            Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                 ------------------------------
                                                                                      2005           2004
                                                                                 --------------  --------------
Segment revenues
Life and annuity segment.......................................................   $     556.1     $     572.1
Asset management segment.......................................................          61.0            70.2
Elimination of inter-segment revenues..........................................           2.1             0.8
                                                                                 --------------  --------------
Operating segment revenues.....................................................         619.2           643.1
Venture capital segment........................................................          (2.2)           11.6
Corporate and other segment....................................................          14.3            16.1
                                                                                 --------------  --------------
Total segment revenues.........................................................         631.3           670.8
Net realized investment gains (losses).........................................         (17.9)            2.5
                                                                                 --------------  --------------
Total revenues.................................................................   $     613.4     $     673.3
                                                                                 ==============  ==============

Segment income (loss)
Life and annuity segment.......................................................   $      44.0     $      25.8
Asset management segment.......................................................          (1.7)            0.1
                                                                                 --------------  --------------
Operating segment pre-tax income...............................................          42.3            25.9
Venture capital segment........................................................          (2.2)           11.6
Corporate and other segment....................................................         (16.3)          (12.7)
                                                                                 --------------  --------------
Total segment income before income taxes.......................................          23.8            24.8
Applicable income taxes........................................................           7.0             7.3
                                                                                 --------------  --------------
Total segment income...........................................................          16.8            17.5
Gain from discontinued operations, net of income taxes.........................          --               0.3
Net realized investment gains (losses), net of income taxes and other offsets..          (5.5)            0.8
Restructuring costs, net of income taxes.......................................          (1.9)           (2.0)
                                                                                 --------------  --------------
Net income.....................................................................   $       9.4     $      16.6
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

Life and Annuity Segment Assets:                                                     Mar 31,        Dec 31,
($ amounts in millions)                                                               2005           2004
                                                                                 --------------  --------------

Segment assets
Investments.....................................................................  $  16,228.5     $  16,273.4
Cash and cash equivalents.......................................................        200.0           255.2
Receivables.....................................................................        225.4           222.2
Deferred policy acquisition costs...............................................      1,494.3         1,429.9
Deferred income taxes...........................................................         17.6            --
Goodwill and other intangible assets............................................         10.2            10.2
Other general account assets....................................................        156.0           118.9
Separate accounts...............................................................      7,136.1         6,807.2
                                                                                 --------------  --------------
Total segment assets............................................................  $  25,468.1     $  25,117.0
                                                                                 ==============  ==============

Life and Annuity Segment Income:                                                        Three Months Ended
($ amounts in millions)                                                                     March 31,
                                                                                 ------------------------------
                                                                                       2005           2004
                                                                                 --------------  --------------
Segment income
Premiums........................................................................  $     226.8     $     232.7
Insurance and investment product fees...........................................         75.6            73.0
Broker-dealer commission and distribution fee revenues..........................         --              16.5
Net investment income...........................................................        253.7           249.9
                                                                                 --------------  --------------
Total segment revenues..........................................................        556.1           572.1
                                                                                 --------------  --------------
Policy benefits, including policyholder dividends...............................        429.0           449.0
Policy acquisition cost amortization............................................         33.0            22.2
Other operating expenses........................................................         50.1            75.1
                                                                                 --------------  --------------
Total segment benefits and expenses.............................................        512.1           546.3
                                                                                 --------------  --------------
Segment income before income taxes..............................................         44.0            25.8
Allocated income taxes..........................................................         14.0             7.2
                                                                                 --------------  --------------
Segment income..................................................................         30.0            18.6
Net realized investment gains (losses), net of income taxes and other offsets...         (0.6)           (3.5)
Restructuring charges, after income taxes.......................................         --              (0.8)
                                                                                 --------------  --------------
Segment net income..............................................................  $      29.4     $      14.3
                                                                                 ==============  ==============

Life and Annuity Segment Revenues by Product:                                         Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------
Premiums
Term life insurance.............................................................  $       3.0     $       2.7
Other life insurance............................................................          3.1             2.6
                                                                                 --------------  --------------
Total, non-participating life insurance.........................................          6.1             5.3
Participating life insurance....................................................        220.7           227.4
                                                                                 --------------  --------------
Total premiums..................................................................        226.8           232.7
                                                                                 --------------  --------------
Insurance and investment product fees
Variable universal life insurance...............................................         28.3            27.9
Universal life insurance........................................................         29.2            26.8
Other life insurance............................................................         --               1.7
                                                                                 --------------  --------------
Total, life insurance...........................................................         57.5            56.4
Annuities.......................................................................         18.1            16.6
                                                                                 --------------  --------------
Total insurance and investment product fees.....................................         75.6            73.0
Broker-dealer commission and distribution fee revenues..........................         --              16.5
Net investment income...........................................................        253.7           249.9
                                                                                 --------------  --------------
Segment revenues................................................................  $     556.1     $     572.1
                                                                                 ==============  ==============

Deferred Policy Acquisition Costs:                                                     Three Months Ended
($ amounts in millions)                                                                     March 31,
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------

Policy acquisition costs deferred...............................................  $      32.8     $      47.0
Costs amortized to expenses:
  Recurring costs related to segment income.....................................        (33.0)          (22.2)
  Decrease (increase) related to realized investment gains or losses............          4.8            (0.4)
Offsets to net unrealized investment gains or losses
  included in other comprehensive income........................................         59.8           (33.6)
                                                                                 --------------  --------------
Change in deferred policy acquisition costs.....................................         64.4            (9.2)
Deferred policy acquisition costs, beginning of period..........................      1,429.9         1,367.7
                                                                                 --------------  --------------
Deferred policy acquisition costs, end of period................................  $   1,494.3     $   1,358.5
                                                                                 ==============  ==============

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

                                                                                                   Inception
Closed Block Assets and Liabilities:                                 Mar 31,         Dec 31,       (Dec 31,
($ amounts in millions)                                               2005            2004           1999)
                                                                 --------------  --------------  --------------

Debt securities.................................................  $   6,925.8     $   6,949.6     $   4,773.1
Equity securities...............................................         91.3            90.8            --
Mortgage loans..................................................        158.2           181.9           399.0
Venture capital partnerships....................................         53.3            52.4            --
Policy loans....................................................      1,358.6         1,363.4         1,380.0
Other invested assets...........................................         60.3            60.0            --
                                                                 --------------  --------------  --------------
Total closed block investments..................................      8,647.5         8,698.1         6,552.1
Cash and cash equivalents.......................................         51.2           100.5            --
Accrued investment income.......................................        118.2           118.8           106.8
Receivables.....................................................         50.6            32.7            35.2
Deferred income taxes...........................................        353.4           359.7           389.4
Other closed block assets.......................................         33.4            24.0             6.2
                                                                 --------------  --------------  --------------
Total closed block assets.......................................      9,254.3         9,333.8         7,089.7
                                                                 --------------  --------------  --------------
Policy liabilities and accruals.................................      9,715.3         9,686.9         8,301.7
Policyholder dividends payable..................................        373.3           365.5           325.1
Policyholder dividend obligation................................        393.8           535.9            --
Other closed block liabilities..................................         60.0            41.5            12.3
                                                                 --------------  --------------  --------------
Total closed block liabilities..................................     10,542.4        10,629.8         8,639.1
                                                                 --------------  --------------  --------------
Excess of closed block liabilities over closed block assets.....  $   1,288.1     $   1,296.0     $   1,549.4
                                                                 ==============  ==============  ==============

                                                                                       Three Months Ended
Closed Block Revenues and Expenses and Changes in                   Cumulative              March 31,
Policyholder Dividend Obligations:                                    from       ------------------------------
($ amounts in millions)                                             Inception         2005            2004
                                                                 --------------  --------------  --------------

Closed block revenues
Premiums........................................................  $   5,384.8     $     214.0     $     224.6
Net investment income...........................................      2,905.0           133.8           147.6
Net realized investment losses..................................       (101.7)          (10.6)           (1.9)
                                                                 --------------  --------------  --------------
Total revenues..................................................      8,188.1           337.2           370.3
                                                                 --------------  --------------  --------------
Policy benefits, excluding dividends............................      5,606.7           239.1           245.0
Other operating expenses........................................         60.3             2.4             2.6
                                                                 --------------  --------------  --------------
Total benefits and expenses, excluding policyholder dividends...      5,667.0           241.5           247.6
                                                                 --------------  --------------  --------------
Closed block contribution to income before dividends and
  income taxes..................................................      2,521.1            95.7           122.7
Policyholder dividends..........................................      2,083.8            83.6           105.5
                                                                 --------------  --------------  --------------
Closed block contribution to income before income taxes.........        437.3            12.1            17.2
Applicable income taxes.........................................        153.4             4.2             6.1
                                                                 --------------  --------------  --------------
Closed block contribution to income.............................  $     283.9     $       7.9     $      11.1
                                                                 ==============  ==============  ==============

Policyholder dividend obligation
Policyholder dividends provided through earnings................  $   2,128.9     $      83.5     $     105.5
Policyholder dividends provided through other
  comprehensive income .........................................        311.1          (125.4)          160.0
                                                                 --------------  --------------  --------------
Additions to (reductions in) policyholder dividend liabilities..      2,440.0           (41.9)          265.5
Policyholder dividends paid.....................................     (1,998.0)          (92.4)          (91.3)
                                                                 --------------  --------------  --------------
Increase (decrease) in policyholder dividend liabilities........        442.0          (134.3)          174.2
Policyholder dividend liabilities, beginning of period..........        325.1           901.4           889.0
                                                                 --------------  --------------  --------------
Policyholder dividend liabilities, end of period................        767.1           767.1         1,063.2
  Less: policyholder dividends payable, end of period...........        373.3           373.3           377.1
                                                                 --------------  --------------  --------------
Policyholder dividend obligation, end of period.................  $     393.8     $     393.8     $     686.1
                                                                 ==============  ==============  ==============

4.   Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups —— private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds, closed-end funds and managed accounts.
Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

Through our institutional group, we provide discretionary asset management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage alternative financial products, including structured finance products. Structured finance products include collateralized obligations backed by portfolios of public high yield bonds, emerging markets bonds, commercial mortgage-backed and asset-backed securities or bank loans. See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

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

Asset Management Segment Assets:                                                     Mar 31,         Dec 31,
($ amounts in millions)                                                               2005            2004
                                                                                 --------------  --------------

Segment assets
Investments....................................................................   $      12.4     $      12.8
Cash and cash equivalents......................................................          45.7            50.0
Receivables....................................................................          29.5            34.2
Intangible assets..............................................................         300.1           308.4
Goodwill.......................................................................         417.0           416.9
Other assets...................................................................          11.9            11.6
                                                                                 --------------  --------------
Total segment assets...........................................................   $     816.6     $     833.9
                                                                                 ==============  ==============

Asset Management Segment Income:                                                       Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------
Segment income
Investment product fees........................................................   $      53.9     $      62.3
Broker-dealer commission and distribution fees.................................           6.8             7.8
Net investment income..........................................................           0.3             0.1
                                                                                 --------------  --------------
Total segment revenues.........................................................          61.0            70.2
                                                                                 --------------  --------------
Intangible asset amortization..................................................           8.4             8.3
Other operating expenses.......................................................          54.3            61.8
                                                                                 --------------  --------------
Total segment expenses.........................................................          62.7            70.1
                                                                                 --------------  --------------
Segment income (loss) before income taxes......................................          (1.7)            0.1
Allocated income taxes (benefit)...............................................          (0.5)            0.4
                                                                                 --------------  --------------
Segment loss...................................................................          (1.2)           (0.3)
Restructuring charges, net of income taxes.....................................          (0.2)           --
Realized investment gains (losses), net of income taxes(benefit)...............          (0.1)            1.4
Other..........................................................................          --              (0.1)
                                                                                 --------------  --------------
Segment net income (loss)......................................................   $      (1.5)    $       1.0
                                                                                 ==============  ==============

Goodwill and intangible assets included in the Asset Management segment

Carrying Amounts of Intangible Assets and Goodwill:                                  Mar 31,         Dec 31,
($ amounts in millions)                                                               2005            2004
                                                                                 --------------  --------------

Asset management contracts with definite lives.................................   $     401.3     $     401.2
  Less: accumulated amortization...............................................         174.5           166.1
                                                                                 --------------  --------------
Intangible assets with definite lives..........................................   $     226.8     $     235.1
Asset management contracts with indefinite lives...............................          73.3            73.3
                                                                                 --------------  --------------
Intangible assets..............................................................   $     300.1     $     308.4
                                                                                 ==============  ==============

Goodwill.......................................................................   $     417.0     $     416.9
                                                                                 ==============  ==============

Activity in Intangible Assets and Goodwill:                                            Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------
Intangible assets
Asset purchases................................................................   $       0.1     $       1.8
Asset amortization.............................................................          (8.4)           (8.3)
                                                                                 --------------  --------------
Change in intangible assets....................................................          (8.3)           (6.5)
Balance, beginning of period...................................................         308.4           335.1
                                                                                 --------------  --------------
Balance, end of period.........................................................   $     300.1     $     328.6
                                                                                 ==============  ==============

Goodwill
Asset purchases................................................................   $       0.1     $       2.5
                                                                                 --------------  --------------
Change in goodwill.............................................................           0.1             2.5
Balance, beginning of period...................................................         416.9           408.1
                                                                                 --------------  --------------
Balance, end of period.........................................................   $     417.0     $     410.6
                                                                                 ==============  ==============

Upon acquisition, we calculate and record the fair value of definite-lived intangible assets based on their discounted cash flows. To conduct subsequent tests for impairments, we calculate the current fair value of the asset, compare it to the recorded value, and record an impairment if warranted. For purposes of our testing for goodwill and indefinite-lived intangible asset impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit's tangible net assets. Tests for impairments are performed at least annually, or more frequently if warranted by changes in business conditions.

5.   Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and
Equity Securities:                                        March 31, 2005               December 31, 2004
($ amounts in millions)                          ------------------------------  ------------------------------
                                                   Fair Value         Cost         Fair Value        Cost
                                                 --------------  --------------  --------------  --------------

U.S. government and agency.....................   $     671.3     $     633.9     $     679.1     $     625.4
State and political subdivision................         481.4           451.5           446.5           413.7
Foreign government.............................         342.7           320.9           314.8           284.0
Corporate......................................       7,305.7         7,109.8         7,365.4         7,040.7
Mortgage-backed................................       3,306.6         3,230.8         3,253.4         3,122.9
Other asset-backed.............................       1,346.7         1,343.0         1,417.1         1,405.0
                                                 --------------  --------------  --------------  --------------
Available-for-sale debt securities.............   $  13,454.4     $  13,089.9     $  13,476.3     $  12,891.7
                                                 ==============  ==============  ==============  ==============

Amounts applicable to the closed block.........   $   6,925.8     $   6,616.7     $   6,949.6     $   6,515.2
                                                 ==============  ==============  ==============  ==============

Hilb Rogal and Hobbs Company, or HRH,
  common stock.................................   $     133.9     $      42.1     $     131.3     $      42.1
Lombard International Assurance, S.A...........          --              --              43.3            43.3
Other equity securities........................         143.7           127.1           129.7           113.9
                                                 --------------  --------------  --------------  --------------
Available-for-sale equity securities...........   $     277.6     $     169.2     $     304.3     $     199.3
                                                 ==============  ==============  ==============  ==============

Amounts applicable to the closed block.........   $      91.3     $      80.0     $      90.8     $      78.3
                                                 ==============  ==============  ==============  ==============

Our holdings in HRH common stock as of March 31, 2005 are available to be used in November 2005 to settle stock purchase contracts issued by us.  Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million gain net of offsets for applicable deferred acquisition costs and income taxes).  See Note 6 to our unaudited interim condensed consolidated financial statements in this
Form 10-Q for additional information.

On January 11, 2005, we closed the sale of our interest in Lombard to Friends Provident plc, or Friends
Provident, for common shares in Friends Provident valued at $59.0 million as further described in Note 1 to our unaudited interim condensed consolidated financial statements in this Form 10-Q. As part of our disposition of
Lombard, we entered into a total return swap agreement with a third party, which was settled with cash proceeds of $59.0 million on April 1, 2005. Accordingly, we designated our holdings in Friends Provident as trading equity securities whose fair value was $65.9 million at March 31, 2005. The increase in fair value of Friends
Provident shares of $6.9 million through March 31, 2005 is offset by the decrease in fair value of the total return swap contract of $6.9 million through March 31, 2005, where both of these changes in fair value are reflected in our unaudited interim condensed consolidated statement of income for the quarter ended March 31,
2005. Under the total return swap agreement, we entered into a pledge delivery obligation where the shares of
Friends Provident were loaned to the third party, and we received cash of $59.0 million as security for such shares loaned. Both the pledge delivery obligation and the total return swap were settled on April 1, 2005.

Unrealized Gains and Losses from                         March 31, 2005               December 31, 2004
General Account Securities:                      ------------------------------  ------------------------------
($ amounts in millions)                               Gains          Losses           Gains          Losses
                                                 --------------  --------------  --------------  --------------

U.S. government and agency.....................   $      40.9     $      (3.5)    $      55.4     $      (1.7)
State and political subdivision................          32.6            (2.7)           34.4            (1.6)
Foreign government.............................          23.2            (1.4)           31.1            (0.3)
Corporate......................................         278.0           (82.1)          364.2           (39.5)
Mortgage-backed................................          95.6           (19.8)          137.0            (6.5)
Other asset-backed.............................          25.0           (21.3)           32.4           (20.3)
                                                 --------------  --------------  --------------  --------------
Debt securities gains (losses).................   $     495.3     $    (130.8)    $     654.5     $     (69.9)
                                                                 ==============                  ==============
                                                 ==============                  ==============
Debt securities net gains......................   $     364.5                     $     584.6
                                                 ==============                  ==============

Hilb Rogal and Hobbs Company, or HRH,
  common stock.................................   $      91.8     $      --       $      89.2     $      --
Other equity securities........................          19.7            (3.1)           19.1            (3.3)
                                                 --------------  --------------  --------------  --------------
Equity securities gains (losses)...............   $     111.5     $      (3.1)    $     108.3     $      (3.3)
                                                 ==============  ==============  ==============  ==============
Equity securities net gains....................   $     108.4                     $     105.0
                                                 ==============                  ==============

Aging of Temporarily Impaired                                              March 31, 2005
Debt and Equity Securities:               ---------------------------------------------------------------------
($ amounts in millions)                     Less Than 12 Months   Greater Than 12 Months        Total
                                          ----------------------- ---------------------- ----------------------
                                              Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
                                              Value      Losses      Value      Losses      Value      Losses
                                          ----------- ----------- ---------- ----------- ---------- -----------
Debt securities
U.S. government and agency...............  $   173.8   $    (3.1)  $   6.1    $    (0.4)  $  179.9   $    (3.5)
State and political subdivision..........       91.3        (1.5)     14.5         (1.2)     105.8        (2.7)
Foreign government.......................       48.3        (1.0)     10.6         (0.4)      58.9        (1.4)
Corporate................................    2,466.2       (55.3)    394.7        (26.8)   2,860.9       (82.1)
Mortgage-backed..........................    1,342.9       (16.5)    112.2         (3.3)   1,455.1       (19.8)
Other asset-backed.......................      496.4        (7.3)     91.9        (14.0)     588.3       (21.3)
                                          ----------- ----------- ---------- ----------- ---------- -----------
Debt securities..........................  $ 4,618.9   $   (84.7)  $ 630.0    $   (46.1)  $5,248.9   $  (130.8)
Common stock.............................       23.6        (2.3)      6.1         (0.8)      29.7        (3.1)
                                          ----------- ----------- ---------- ----------- ---------- -----------
Total temporarily impaired securities....  $ 4,642.5   $   (87.0)  $ 636.1    $   (46.9)  $5,278.6   $  (133.9)
                                          =========== =========== ========== =========== ========== ===========

Amounts inside the closed block..........  $ 1,489.1   $   (31.3)  $ 341.7    $   (21.4)  $1,830.8   $   (52.7)
                                          =========== =========== ========== =========== ========== ===========

Amounts outside the closed block.........  $ 3,153.4   $   (55.7)  $ 294.4    $   (25.5)  $3,447.8   $   (81.2)
                                          =========== =========== ========== =========== ========== ===========

Amounts outside the closed block
  that are below investment grade........  $   198.6   $    (6.5)  $  80.0    $   (13.9)  $  278.6   $   (20.4)
                                          =========== =========== ========== =========== ========== ===========
After offsets for deferred acquisition
  cost adjustment and taxes..............              $    (2.6)             $    (5.1)             $    (7.7)
                                                      ===========            ===========            ===========

These securities are considered to be temporarily impaired at March 31, 2005 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Venture Capital Partnerships

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate any lag in reporting.

Components of Net Investment Income Related to Venture Capital Partnerships:          Three Months Ended
($ amounts in millions)                                                                   March 31,
                                                                                -----------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Net realized losses on partnership cash and stock distributions...............   $      (0.3)    $     (3.7)
Net unrealized gains (losses) on partnership investments......................          (4.0)          22.2
Partnership operating earnings (losses).......................................           1.5           (0.9)
                                                                                --------------  --------------
Net investment income (loss)..................................................   $      (2.8)    $      17.6
                                                                                ==============  ==============

Amounts applicable to the closed block........................................   $      (0.6)    $       6.0
                                                                                ==============  ==============
Amounts applicable to the venture capital segment.............................   $      (2.2)    $      11.6
                                                                                ==============  ==============

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase (decrease) net investment income as follows:

Effect of Adjustment From Estimated Partnership Results to                             Three Months Ended
Actual Partnership Financial Statements:                                                    March 31,
($ amounts in millions)                                                         -------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Closed block..................................................................   $      (4.9)    $       4.7
Venture capital segment.......................................................          (1.5)            9.2
                                                                                --------------  --------------
Total.........................................................................   $      (6.4)    $      13.9
                                                                                ==============  ==============

Investment Activity in Venture Capital Partnerships:                                   Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                -------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Contributions.................................................................   $      16.9     $      11.8
Equity in earnings (losses) of partnerships...................................          (2.8)           17.6
Distributions.................................................................         (18.9)          (14.8)
                                                                                --------------  --------------
Change in venture capital partnerships........................................          (4.8)           14.6
Venture capital partnership investments, beginning of period..................         255.3           234.9
                                                                                --------------  --------------
Venture capital partnership investments, end of period........................   $     250.5     $     249.5
                                                                                ==============  ==============

Affiliate equity securities

As of December 31, 2004, we owned 38.1 million shares of Aberdeen Asset Management PLC, or Aberdeen, common stock, which represented 16.5% of the Company's outstanding common shares. We acquired these shares between
1996 and 2001 at a total cost of $109.1 million, which, through November 18, 2004, we accounted for under the equity method of accounting based on our ability to significantly influence Aberdeen's operations. On January
14, 2005, we sold our equity holdings in Aberdeen to third parties for proceeds of $70.4 million, resulting in an after-tax realized loss of $7.0 million in the first quarter of 2005.

Previously, we recorded an unrealized gain on trading equity securities of $55.1 million, after tax, in the fourth quarter of 2004 and a non-cash realized investment loss related to an other-than-temporary impairment of
$55.0 million, after tax, in the second quarter of 2003.

Net investment income

Sources of Net Investment Income:                                                     Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                ------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Debt securities...............................................................   $     197.3     $     192.1
Equity securities.............................................................           2.1             0.4
Mortgage loans................................................................           6.4             5.9
Venture capital partnerships..................................................          (2.8)           17.6
Policy loans..................................................................          40.7            42.2
Other investments.............................................................          15.5            11.9
Cash and cash equivalents.....................................................           1.7             0.7
                                                                                --------------  --------------
Total investment income.......................................................         260.9           270.8
  Less: investment expenses...................................................           3.1             3.2
                                                                                --------------  --------------
Net investment income, general account investments............................         257.8           267.6
Debt and equity securities pledged as collateral (Note 7).....................          10.9            10.1
                                                                                --------------  --------------
Net investment income.........................................................   $     268.7     $     277.7
                                                                                ==============  ==============

Amounts applicable to the closed block........................................   $     133.8     $     147.6
                                                                                ==============  ==============

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):                          Three Months Ended
($ amounts in millions)                                                                   March 31,
                                                                                ------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Debt security impairments.....................................................   $     (12.2)    $      (2.8)
Other invested asset impairments..............................................          --              (3.3)
Debt and equity securities pledged as collateral impairments..................          (0.3)           (4.7)
                                                                                --------------  --------------
Impairment losses.............................................................         (12.5)          (10.8)
                                                                                --------------  --------------
Debt security transaction gains...............................................           3.1            10.2
Debt security transaction losses..............................................         (10.3)           (3.2)
Equity security transaction gains.............................................           0.5             2.6
Equity security transaction losses............................................          (1.5)           (0.4)
Debt and equity securities pledged as collateral..............................           0.7            --
Affiliate transactions........................................................           3.7             0.2
Other invested asset transaction gains (losses)...............................          (1.6)            3.9
                                                                                --------------  --------------
Net transaction gains (losses)................................................          (5.4)           13.3
                                                                                --------------  --------------
Net realized investment gains (losses)........................................   $     (17.9)    $       2.5
                                                                                --------------  --------------

Net realized investment gains (losses)........................................   $     (17.9)    $       2.5
                                                                                --------------  --------------
Applicable closed block policyholder dividend obligation......................          (4.4)            0.1
Applicable deferred policy acquisition costs..................................          (4.8)            0.4
Applicable deferred income taxes (benefit)....................................          (3.2)            1.2
                                                                                --------------  --------------
Offsets to realized investment gains..........................................         (12.4)            1.7
                                                                                --------------  --------------
Net realized investment gains (losses) included in net income.................   $      (5.5)    $       0.8
                                                                                ==============  ==============

Unrealized Investment Gains (Losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):                      Three Months Ended
($ amounts in millions)                                                                   March 31,
                                                                                -----------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Debt securities...............................................................   $    (220.2)    $     235.1
Equity securities.............................................................           3.4            24.1
Debt and equity securities pledged as collateral..............................         (34.9)           (4.7)
Other investments.............................................................          --               1.9
                                                                                --------------  --------------
Net unrealized investment gains (losses)......................................   $    (251.7)    $     256.4
                                                                                ==============  ==============

Net unrealized investment gains (losses)......................................   $    (251.7)    $     256.4
                                                                                --------------  --------------
Applicable closed block policyholder dividend obligation......................        (125.4)          160.0
Applicable deferred policy acquisition costs (benefit)........................         (59.8)           33.6
Applicable deferred income taxes (benefit)....................................         (10.5)           24.4
                                                                                --------------  --------------
Offsets to net unrealized investment gains (losses)...........................        (195.7)          218.0
                                                                                --------------  --------------
Net unrealized investment gains (losses) included in other
  comprehensive income........................................................   $     (56.0)    $      38.4
                                                                                ==============  ==============

6.   Financing Activities

Stock purchase contracts and indebtedness

In November 2002, we issued stock purchase contracts in a public offering. The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of Hilb Rogal and Hobbs Company, or HRH, common stock in the fourth quarter of 2005.

Stock Purchase Contracts:                                March 31, 2005                December 31, 2004
($ amounts in millions)                          ------------------------------  ------------------------------
                                                    Carrying         Fair           Carrying         Fair
                                                     Value           Value           Value           Value
                                                 --------------  --------------  --------------  --------------

Stock purchase contracts stated amount..........  $     140.3     $     129.8     $     141.1     $     131.9
Settlement amount adjustment....................        (10.5)           --              (9.2)           --
                                                 --------------  --------------  --------------  --------------
Stock purchase contracts........................  $     129.8     $     129.8     $     131.9     $     131.9
                                                 ==============  ==============  ==============  ==============

Indebtedness:                                            March 31, 2005                December 31, 2004
($ amounts in millions)                          -----------------------------   ------------------------------
                                                   Carrying          Fair           Carrying         Fair
                                                     Value           Value           Value           Value
                                                 --------------  --------------  --------------  --------------

6.95% surplus notes.............................  $      30.2     $      34.4     $      30.2     $      34.4
7.15% surplus notes.............................        173.9           179.2           173.9           174.8
Equity units....................................        153.7           229.8           153.7           227.8
Senior unsecured bonds..........................        300.0           305.4           300.0           306.7
Revolving credit facility.......................         25.0            25.0            25.0            25.0
Interest rate swap..............................          5.4             5.4             8.0             8.0
                                                 --------------  --------------  --------------  --------------
Total indebtedness..............................  $     688.2     $     779.2     $     690.8     $     776.7
                                                 ==============  ==============  ==============  ==============

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

Common Stock Dividends

On April 28, 2005, we declared a cash dividend of $0.16 per share, payable July 11, 2005 to shareholders of record on June 13, 2005. In the prior year, we declared a dividend of $0.16 per share on April 29, 2004 to our shareholders of record on June 14, 2004; we paid that dividend on July 12, 2004.

7.   Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities. We serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below. These eight collateralized obligation trusts are investment trusts with aggregate assets of $2.9 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary's general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary's general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates' advisory. Our maximum exposure to loss with respect to our life insurance subsidiary's direct investment in the eight collateralized obligation trusts is $79.3 million at March 31, 2005
($29.9 million of which relates to trusts that are consolidated). Of that exposure, $54.7 million ($20.0 million of which relates to trusts that are consolidated) relates to investment grade debt securities.

We consolidated three collateralized obligation trusts as of March 31, 2005 and 2004. As of March 31, 2005, our
direct investment in these three consolidated collateralized obligation trusts is $29.9 million, $20.0 million of which is an investment grade debt security as of March 31, 2005. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.8 million and $0.9 million for the quarters ended March 31, 2005 and 2004, respectively, related to these three consolidated collateralized obligation trusts.

Consolidated Variable Interest Entities:                                             Mar 31,        Dec 31,
($ amounts in millions)                                                               2005           2004
                                                                                 --------------  --------------

Assets Pledged as Collateral, At Fair Value
Phoenix CDO I.................................................................    $      75.4     $      94.4
Phoenix CDO II................................................................          285.8           294.5
Phoenix-Mistic 2002-1 CDO, Ltd................................................          933.1           967.0
                                                                                 --------------  --------------
Total.........................................................................    $   1,294.3     $   1,355.9
                                                                                 ==============  ==============

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)...........................................    $     111.3     $     127.3
Phoenix CDO II (December 2012 mandatorily redeemable).........................          321.4           329.4
Phoenix-Mistic 2002-1 CDO, Ltd. (September 2014 maturity).....................          868.7           898.5
                                                                                 --------------  --------------
Total.........................................................................    $   1,301.4     $   1,355.2
                                                                                 ==============  ==============

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of
$1,235.1 million and $1,278.8 million at March 31, 2005 and December 31, 2004, respectively. In addition, cash and accrued investment income of $59.2 million and $77.1 million are included in these amounts at March 31,
2005 and December 31, 2004, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $1,234.2 million and $1,253.4 million at March 31, 2005 and December 31, 2004, respectively, and non-recourse derivative cash flow hedge liabilities of $67.2 million (notional amount of $1,082.7 million with maturities of 2005-2013)
and $101.8 million (notional amount of $1,118.2 million with maturities of 2005-2013) at March 31, 2005 and
December 31, 2004, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities is $34.4 million and $37.7 million at March 31, 2005 and December 31,
2004, respectively.

Fair Value and Cost of Debt and Equity Securities          March 31, 2005                December 31, 2004
Pledged as Collateral:                             ------------------------------  ------------------------------
($ amounts in millions)                              Fair Value         Cost         Fair Value         Cost
                                                   --------------  --------------  --------------  --------------

Debt securities pledged as collateral.............. $   1,233.7     $   1,151.1     $   1,276.9     $   1,159.9
Equity securities pledged as collateral............         1.4             0.4             1.9             0.4
                                                   --------------  --------------  --------------  --------------
Total debt and equity securities pledged
  as collateral.................................... $   1,235.1     $   1,151.5     $   1,278.8     $   1,160.3
                                                   ==============  ==============  ==============  ==============

Gross and Net Unrealized Gains and Losses From             March 31, 2005                December 31, 2004
Debt and Equity Securities Pledged as Collateral:  ------------------------------  ------------------------------
($ amounts in millions)                          Gains          Losses           Gains          Losses
                                                   --------------  --------------  --------------  --------------

Debt securities pledged as collateral.............. $     101.3     $     (18.7)    $     131.3     $     (14.3)
Equity securities pledged as collateral............         1.1            (0.1)            1.6            (0.1)
                                                   --------------  --------------  --------------  --------------
Total.............................................. $     102.4     $     (18.8)    $     132.9     $     (14.4)
                                                   ==============  ==============  ==============  ==============
Net unrealized gains............................... $      83.6                     $     118.5
                                                   ==============                  ==============

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security's amortized cost total $18.7 million at March 31, 2005. Debt securities with a fair value less than
80% of the security's amortized cost total $10.9 million at March 31, 2005. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at March
31, 2005.

We recognized a $0.3 million and a $4.7 million charge to earnings in the quarters ended March 31, 2005 and
2004, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.
$0.0 million and $3.7 million of the 2005 and 2004 charge, respectively, relate to our direct investment in these consolidated trusts.

The effect of the method of consolidation of these three collateralized debt obligation trusts was to increase our net income by $0.4 million and decrease it $1.0 million for the three months ended March 31, 2005 and 2004, respectively, and to decrease our stockholders' equity by $71.2 million and $67.5 million as of March 31, 2005 and December 31, 2004, respectively.

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

The amount of derivative cash flow hedge ineffectiveness recognized for the three months ended March 31, 2005 and 2004 is not material to our consolidated financial statements.

8.   Income taxes

For the three months ended March 31, 2005 and 2004, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:                                              Three Months Ended
($ amounts in millions)                                                                   March 31,
                                                                                ------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Income taxes at statutory rate................................................   $       4.4     $       8.1
Tax advantaged investment income..............................................          (1.5)           (1.3)
Other, net....................................................................          (0.1)            0.3
                                                                                --------------  --------------
Income taxes applicable to continuing operations..............................   $       2.8     $       7.1
                                                                                ==============  ==============

Effective income tax rates....................................................          22.4%           30.7%
                                                                                ==============  ==============

9.   Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:                                                 Three Months Ended
($ amounts in millions)                                                                   March 31,
                                                                                ------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Service cost..................................................................   $       2.7     $       3.3
Interest cost.................................................................           8.4             8.0
Expected return on plan assets................................................          (8.2)           (8.1)
Net loss amortization.........................................................           1.5             1.2
Prior service cost amortization...............................................           0.2             0.3
Net transition asset amortization.............................................          --              (0.6)
                                                                                --------------  --------------
Pension benefit cost..........................................................   $       4.6     $       4.1
                                                                                ==============  ==============

Components of Other Postretirement Benefit Costs:                                     Three Months Ended
($ amounts in millions)                                                                    March 31,
                                                                                ------------------------------
                                                                                     2005            2004
                                                                                --------------  --------------

Service cost..................................................................   $       0.4     $       0.5
Interest cost.................................................................           1.0             1.1
Net gain amortization.........................................................          (0.1)           --
Prior service cost amortization...............................................          (0.4)           (0.7)
                                                                                --------------  --------------
Other postretirement benefit cost.............................................   $       0.9     $       0.9
                                                                                ==============  ==============

Savings Plans

During the three months ended March 31, 2005 and 2004, we incurred costs of $1.4 million and $1.8 million, respectively, for contributions to our employer-sponsored savings plans.

Our contributions to sponsored savings plans may be in the form of common stock or cash. During the three months ended March 31, 2005 and 2004, we contributed 111,688 and 134,281 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $1.7 million and $2.2 million and an aggregate market value of $1.4 million and $1.8 million for the three months ended
March 31, 2005 and 2004, respectively.

Stock-based compensation

Stock Option Activity:                                         Three Months Ended March 31,
                                                --------------------------------------------------------------
                                                             2005                            2004
                                                ------------------------------  ------------------------------
                                                    Number        Weighted-         Number        Weighted-
                                                      of           Average            of           Average
                                                    Common        Exercise          Common        Exercise
                                                    Shares          Price           Shares          Price
                                                --------------  --------------  --------------  --------------

Outstanding, beginning of period.............      4,329,983     $     15.05       4,627,856     $     15.45
Granted......................................         50,000           12.91         130,000           13.00
Exercised....................................         (6,180)           9.07              --           --
Canceled.....................................       (100,425)          15.47        (208,167)          15.74
                                                --------------                  --------------
Outstanding, end of period...................      4,273,378     $     15.03       4,549,689     $     15.37
                                                ==============  ==============  ==============  ==============

During the first quarter of 2005, we granted 50,000 stock options which vest over three years. The options had a fair value of $4.64 per option ($0.6 million aggregate) which we are expensing over their three-year vesting period.

At March 31, 2005, 2,754,306 of outstanding stock options were exercisable, with a weighted-average exercise price of $15.86. At March 31, 2005, the weighted-average remaining contractual life for all options outstanding was 7.6 years.

Restricted Stock Units (RSUs)

RSU Activity At Weighted-Average Grant Price:                     Three Months Ended March 31,
                                                 --------------------------------------------------------------
                                                             2005                            2004
                                                 ------------------------------  ------------------------------
                                                      RSUs           Price            RSUs           Price
                                                 --------------  --------------  --------------  --------------

Outstanding, beginning of period................    1,649,888     $     10.61       1,436,843     $     10.47
Awarded to officers and directors...............       91,995           12.84          46,073           14.03
                                                 --------------                  --------------
Outstanding, end of period......................    1,741,883     $     10.73       1,482,916     $     10.58
                                                 ==============  ==============  ==============  ==============

Generally, the shares underlying these awards which are or become vested will be issued on the later of June
26, 2006 or each employee's and each director's respective termination or retirement.

10.  Earnings Per Share

Shares Used in Calculation of Basic and Diluted Earnings Per Share:                   Three Months Ended
(in thousands)                                                                             March 31,
                                                                                 ------------------------------
                                                                                      2005            2004
                                                                                 --------------  --------------

Weighted-average common shares outstanding.....................................        94,930          94,512
                                                                                 --------------  --------------
Effect of potential common shares:
  Equity units.................................................................         5,489           5,884
  Restricted stock units.......................................................         1,713           1,456
  Director and employee stock options..........................................           169             156
                                                                                 --------------  --------------
Dilutive potential common shares...............................................         7,371           7,496
                                                                                 --------------  --------------
Weighted-average common shares outstanding and dilutive potential
  common shares................................................................       102,301         102,008
                                                                                 ==============  ==============

Employee stock options and equity units excluded from calculation due to anti-dilutive exercise prices (i.e., in excess of average common share market prices)
    Stock options..............................................................         3,499           3,996
    Equity units...............................................................            --              --

11.  Contingent Liabilities

In addition to the matters discussed below, we are, in the normal course of business, involved in litigation both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and litigation's inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $100.0 million as of March 31, 2005 and $110.0 million and December 31, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $62.0 million as of March 31, 2005 and $60.0 million as of
December 31, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the quarter ended March 31, 2005 and 2004, respectively.

As of March 31, 2005 and December 31, 2004, we have a reinsurance recoverable balance related to paid losses of
$45.0 million from a retrocessionaire that has been the subject of an appeal of a London arbitration decision.
In June 2003, the arbitration panel issued a decision, which upheld in all material respects the retrocessional obligations to us. The retrocessionaire appealed the arbitration decision only with respect to the Unicover business. We received a favorable decision from the Court of Appeals in December 2004. In January 2005, the
retrocessionaire submitted a request to the House of Lords to review the decision. In April 2005, the House of
Lords refused to review the decision. There have been no additional material developments concerning our discontinued reinsurance disputes, as described in Note 17 to our consolidated financial statements in our 2004
Annual Report on Form 10-K, during the quarter ended March 31, 2005.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves for up to ten years as the level of business diminishes. In addition, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. Given the uncertainty associated with litigation and other dispute resolution proceedings, as well as the lack of sufficient claims information (which has resulted from disputes among ceding reinsurers leading to delayed processing, reporting blockages and standstill agreements among reinsurers), the range of any reasonably possible additional future losses or gains is not currently estimable. However, it is our opinion, based on current information and after consideration of the provisions made in these financial statements, as described above, that any future adverse or favorable development of recorded reserves and/or reinsurance recoverables will not have a material effect on our financial position.

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

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of March 31, 2005 as compared to December 31, 2004; our consolidated results of operations for the three months ended March 31, 2005 and 2004; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2004 in our 2004 Annual Report on Form 10-K.

Overview

We are a manufacturer of life insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products and services through a variety of distributors. These distributors include independent advisors and financial services firms who make our products and services available to their clients.

We manufacture our products through two operating segments —— Life and Annuity and Asset Management —— which include three product lines —— life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, a range of variable annuity offerings and other products and services, including executive benefits and private placement life and annuity products.

Asset Management comprises two lines of business —— private client and institutional. Through our private client line of business, we provide investment management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts. Through our institutional group, we provide discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds.

We report our remaining activities in two non-operating segments —— Venture Capital and Corporate and Other.
Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. These assets are investments of the general account of Phoenix Life and certain of its subsidiaries (together, our Life Companies). Corporate and
Other includes: indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

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

Prior to Phoenix Life's demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of March 31, 2005, 74% of our policy liabilities and accruals were for participating policies. As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividend expense was $83.8 million and $105.9 million during the three months ended March 31, 2005 and 2004, respectively.

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

Discontinued Operations

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations. See Note 11 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding our discontinued reinsurance operations.

Other Recent Acquisitions and Divestitures

On May 2, 2005, we completed the acquisition of the noncontrolling interest in Seneca Capital Management not already owned by us. The effect of this acquisition is not material to our consolidated financial statements.

During the quarter ended March 31, 2005, we closed the sale of our equity interest in Aberdeen, which resulted in a after-tax loss of $7.0 million and we closed the sale of our interests in Lombard, which resulted in an after-tax gain of $9.3 million.

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
Both the charge and the gain were recorded to realized investment gains and losses. In addition, we incurred a
$10.2 million net after-tax charge related to severance and lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting in connection with employee benefit plans. See Note 1 of our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies, Inc. and changed its name to
Phoenix Life Insurance Company, or Phoenix Life. See Note 3 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for detailed information regarding the demutualization and closed block.

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
Accordingly, our adoption of SFAS 123(R) will not have a material effect on our consolidated financial statements.

Nontraditional Long-Duration Contracts and Separate Accounts: Effective January 1, 2004, we adopted the AICPA's
Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional
Long-Duration Contracts and for Separate Accounts, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. Our adoption of SOP 03-1did not have a material effect on our consolidated financial statements.

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

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See our 2004 Annual Report on Form 10-K for a description of our critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated Financial Data:                                   Three Months Ended
($ amounts in millions)                                                     March 31,
                                                                  ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------
REVENUES:
Premiums.....................................................      $     226.8     $     232.7     $      (5.9)
Insurance and investment product fees........................            129.0           136.1            (7.1)
Broker-dealer commission and distribution fee revenues.......              6.8            24.3           (17.5)
Investment income, net of expenses...........................            268.7           277.7            (9.0)
Net realized investment gains (losses).......................            (17.9)            2.5           (20.4)
                                                                  --------------  --------------  --------------
Total revenues...............................................            613.4           673.3           (59.9)
                                                                  --------------  --------------  --------------

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends............            343.3           345.6            (2.3)
Policyholder dividends.......................................             83.8           105.9           (22.1)
Policy acquisition cost amortization.........................             28.2            22.6             5.6
Intangible asset amortization................................              8.4             8.3             0.1
Interest expense on indebtedness.............................             11.1             9.8             1.3
Interest expense on non-recourse collateralized obligations..              8.9             8.9            --
Other operating expenses.....................................            117.2           149.1           (31.9)
                                                                  --------------  --------------  --------------
Total benefits and expenses..................................            600.9           650.2           (49.3)
                                                                  --------------  --------------  --------------
Income before income taxes and minority interest.............             12.5            23.1           (10.6)
Applicable income taxes......................................              2.8             7.1            (4.3)
                                                                  --------------  --------------  --------------
Income before minority interest..............................              9.7            16.0            (6.3)
Minority interest in net income of subsidiaries..............             (0.3)           --              (0.3)
Equity in undistributed earnings of affiliates...............             --               0.3            (0.3)
                                                                  --------------  --------------  --------------
Income from continuing operations............................              9.4            16.3            (6.9)
Income from discontinued operations..........................             --               0.3            (0.3)
                                                                  --------------  --------------  --------------
Net income...................................................      $       9.4     $      16.6     $      (7.2)
                                                                  ==============  ==============  ==============

Executive Overview and Outlook

First quarter 2005 net income of $9.4 million, or $0.09 per diluted share, is substantially lower than 2004 net income of $16.6 million, or $0.16 per diluted share, principally the result of lower Venture Capital, Corporate and Other and Asset Management segment earnings as well as higher net realized investment losses, partially offset by significantly improved Life and Annuity segment earnings. Net realized investment losses of $17.9 million for the first quarter compares to $2.5 million net realized investment gains for the 2004 quarter. The
2005 quarter results include a $7.0 million net realized loss related to our sale of Aberdeen, a $9.3 million net realized gain related to our sale of Lombard and $12.4 million of bond impairments (before offsets for policyholder dividend obligation, deferred acquisition costs and taxes).

Total segment income for the first quarter of 2005 of $16.8 million, or $0.16 per diluted share, is lower than
2004 first quarter segment income of $17.5 million, or $0.17 per diluted share as a result of lower Venture
Capital, Asset Management and Corporate and Other segment results, mostly offset by significantly higher Life and Annuity segment income. Overall, earnings in our Life and Annuity and Asset Management businesses are ahead of our expectations for this point in the year, despite the challenging market environment. We continue to benefit from the actions we took last year, which resulted in expense reductions and a lowered risk profile, and enabled us to focus on growth in 2005. While our Asset Management business is in the midst of a turnaround, we are encouraged by both the positive net flows in the 2005 quarter and the acquisition of the noncontrolling interests in Seneca Capital Management LLC, or Seneca, not already owned by us, which was announced on May 2,
2005.

Life and Annuity segment earnings continued to benefit from strong investment gains, improving mortality and investment margins and expense reductions, particularly those related to the second quarter 2004 sale of our retail affiliated distribution. Wholesaled life insurance sales were modestly lower in the 2005 first quarter as compared to the 2004 first quarter; however, life sales were modestly higher excluding formerly affiliated distribution which we sold in the second quarter of 2004. Wholesaled annuity deposits were significantly lower in the 2005 first quarter as compared to the 2004 first quarter, mostly related to the previous sale of retail affiliated distribution and heavy marketplace emphasis on withdrawal benefit guarantees not offered by us.
Total private placement life and annuity deposits were $487.6 million in the first quarter of 2005, compared with $28.8 million in the prior year's first quarter. Deposits from private placement sales can vary widely quarter to quarter, because they involve fewer but significantly larger cases. We continue to focus on product and distribution initiatives including the April 2005 introduction of a new simplified variable universal life product designed for an accumulation sale, a March 2005 update of our standard single-life variable universal life product and an expected June 2005 launch of an updated standard deferred annuity. Additional life product launches are scheduled for July 2005. In addition to the new product offerings, we are on track to build our wholesaling force for both life and annuity distribution.

Asset Management's first quarter 2005 pre-tax segment loss of $1.7 million as compared to the 2004 first quarter 2004 pre-tax segment income of $0.1 million is a result of lower fee revenues resulting from 2004 net outflows and weak markets in the 2005 first quarter. Benefits from further expense reductions were partially offset by investments in product quality, product development and institutional distribution. March 31, 2005 assets under management were $43.2 billion as compared to $46.7 billion at March 31, 2004. Net flows were a positive $1.5 billion in the first quarter of 2005 compared with negative flows of $0.4 billion in the prior year's first quarter. First quarter net flows were driven by a $3 billion insurance company general account fixed income mandate at Seneca, underscoring the strong fixed income track record of that firm. We do, however, continue to see net redemptions in some of our underperforming equity strategies. Mutual fund sales were higher in the first quarter of 2005 as compared to the previous three quarters driven by our Multi-Sector Short-Term
Bond Fund. We also saw a meaningful increase in sales of the Phoenix Mid-Cap Value Fund, which we acquired in
October 2004. In the first quarter of 2005, we introduced an institutional class of our Multi-Sector Short-Term
Bond Fund and launched an open-end Duff and Phelps utility fund. We currently plan to supplement our in-house strengths with strong performing, institutional quality products managed by outside managers by either acquiring funds with strong track records or starting new sub-advised funds. In April 2005, we announced an agreement to acquire two funds that are subadvised by Vontobel Asset Management. In addition, we expect to launch six additional sub-advised funds in July 2005 and expand our Partner Select portfolios in August. We continue to focus on leveraging our top-performing strategies more effectively, while exiting those that have less potential. In April 2005, we announced our decision to have Duff and Phelps Investment Management Co.
focus exclusively on its successful REIT and utility and nuclear decommissioning products, and eliminated our institutional value equity team. From a distribution perspective, our focus is on reaching new advisors, and we have aligned the incentives for our wholesalers with this goal. As a result, in the first quarter we did business with about 1,200 new advisors. Finally, as previously stated, Seneca has become a wholly-owned subsidiary which eliminates the 32% noncontrolling interest cost. Seneca's boutique identity, investment personnel, investment process and client service will remain unchanged. This acquisition will enable us to leverage Seneca's strong reputation in the institutional market, will provide us full operating flexibility to realize back office and administrative synergies, and will allow us to capture the full economics of the firm for our shareholders.

The first quarter of 2005 venture capital pre-tax segment loss of $2.2 million compares with first quarter
2004 pre-tax segment income of $11.6 million. The 2004 quarter reflected gains as a result of true-ups to the partnerships' audited year-end valuations. Venture capital earnings fluctuate from quarter to quarter as a function of equity markets, liquidity events and individual portfolio performance.

Corporate and Other segment pre-tax loss of $16.3 million compares to the 2004 pre-tax loss of $12.7 million.
The 2005 quarter reflects higher interest expense related to the fourth quarter surplus notes refinance transaction, higher allocated expenses and lower corporate investment income.

We ended the first quarter of 2005 in a strong financial position. Shareholders' equity was $2,003.9 million at
March 31, 2005. Phoenix Life's statutory capital, surplus and AVR grew to $1,060.0 million at March 31, 2005 from $1,035.8 million December 31, 2004, and we ended the first quarter of 2005 with a risk-based capital ratio above 350%. Finally, we closed on our previously announced dispositions of our two largest non-strategic assets —— Aberdeen and Lombard —— which resulted in the receipt of net proceeds of nearly $130.0 million in January
2005 and brought closure to the issue of dispositions of non-strategic assets.

Three months ended March 31, 2005 vs. March 31, 2004

Premium revenue decreased $5.9 million, or 3%, in 2005 from 2004 primarily due to a $6.6 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Insurance and investment product fees decreased $7.1 million, or 5%, in 2005 from 2004 due to a $8.4 million decrease in Asset Management fees, partially offset by a modest increase for Life and Annuity. Asset Management private client and institutional investment product fees decreased $6.3 million and $2.1 million, respectively, primarily as a result of decreased average assets under management. Approximately 54% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.

Broker-dealer commission and distribution fee revenues decreased $ 17.5 million, or 72%, in 2005 from 2004, of which $16.5 million resulted from the sale of our retail affiliated broker-dealer operations in May 2004.

Net investment income decreased $9.0 million, or 3%, in 2005 from 2004 primarily due to venture capital results which declined by $20.4 million, from income of $17.6 million in 2004 to a loss of $2.8 million in 2005. The income in 2004 related primarily to true-ups to the partnerships' audited year-end valuations, which did not recur in 2005. The decrease in venture capital earnings was partially offset by higher earnings for debt and equity securities, cash and equivalents and debt and equity securities pledged as collateral related to our consolidated CDOs.

Net realized investment losses were $17.9 million in 2005 compared to gains of $2.5 million in 2004. The 2005 quarter results include a $10.7 million pre-tax realized loss related to our sale of Aberdeen, a $14.7 million pre-tax realized gain related to our sale of Lombard and $12.4 million of bond impairments (before offsets for policyholder dividend obligation, deferred acquisition costs and taxes).

Policyholder benefits, including dividends, decreased $24.4 million, or 5%, in 2005 from 2004 principally due to lower dividends of $22.1 million, primarily related to a $19.1 million change in the policyholder dividend obligation in 2005 compared to 2004 (a $12.4 million decrease in 2005 versus a $6.7 million increase in 2004).
In addition, universal life benefits were lower in 2005 due to a large death claim in 2004.

Policy acquisition cost amortization increased $5.6 million, or 25%, in 2005 over 2004 primarily due to higher amortization for annuities from higher investment margins and lower relative performance in 2005. In addition, amortization for participating life was higher due to a large investment gain in 2005 and amortization for universal life was higher in 2005 due to an amortization offset related to a large death claim in 2004.

Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, decreased $31.9 million, or 21%, in 2005 from 2004. The decrease is principally due to decreases of $25.0 million for Life and Annuity and $7.5 million for Asset
Management. The Life and Annuity decrease primarily related to lower broker-dealer commissions and operating expenses, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004. In addition, general and administrative non-deferred expenses declined as a result of our ongoing expense reduction initiatives. The

decrease for Asset Management consisted of $5.6 million of compensation expense and $1.9 million of other non-compensation related operating expenses. The decrease in compensation expense was primarily the result of a
$4.2 million decrease in incentive compensation, which resulted from lower bonus pools. The decrease in bonus pools is the result of decreased earnings and revenues at certain of our partner firms that have formula-based incentives, as well as a decrease in staffing levels. The decrease in non-compensation related operating expenses was partially the result of a $0.7 million decrease in clearing costs due to a decrease in equity trades on institutional accounts. A decrease in interest cost related to mandatorily redeemable noncontrolling interests decreased non-compensation related operating expenses by $0.6 million.

Income tax expense decreased $4.3 million in 2005 from 2004, due primarily to the decrease in pre-tax income.

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

Results of Operations by Segment                                                        Three Months Ended
as Reconciled to Consolidated Net Income:                                                    March 31,
($ amounts in millions)                                                           ------------------------------
                                                                                       2005            2004
                                                                                  --------------  --------------
Segment Income (Loss)
Life and annuity segment......................................................     $      44.0     $      25.8
Asset management segment......................................................            (1.7)            0.1
                                                                                  --------------  --------------
Operating segment pre-tax income..............................................            42.3            25.9
Venture capital segment.......................................................            (2.2)           11.6
Corporate and other segment:
  Interest expense on indebtedness............................................           (11.1)           (9.8)
  Other.......................................................................            (5.2)           (2.9)
                                                                                  --------------  --------------
Total segment income before income taxes......................................            23.8            24.8
Applicable income taxes.......................................................             7.0             7.3
                                                                                  --------------  --------------
Total segment income..........................................................            16.8            17.5
Income from discontinued operations...........................................            --               0.3
Net realized investment gains (losses), net of income
  taxes and other offsets.....................................................             1.5             0.8
Realized loss on sale of equity investment in Aberdeen,
 net of income taxes..........................................................            (7.0)           --
Restructuring and early retirement costs, net of
  income taxes................................................................            (1.9)           (2.0)
                                                                                  --------------  --------------
Net income....................................................................     $       9.4     $      16.6
                                                                                  ==============  ==============

Total segment income return on equity was 3.4% and 3.7% for March 31, 2005 and 2004, respectively. Total segment return on equity is calculated as total segment income as a percentage of the average of beginning and end of year adjusted stockholders' equity as follows:

Total Segment Return on Equity:                                                         Three Months Ended
($ amounts in millions)                                                                      March 31,
                                                                                  ------------------------------
                                                                                       2005            2004
                                                                                  --------------  --------------

Stockholders' equity, end of period...........................................     $   2,003.9     $   1,997.2
Adjustments for:
  Accumulated other comprehensive (income) loss...............................           (27.7)          (93.8)
  Accumulated realized losses in retained earnings related
  to consolidated collateralized obligation trusts............................            53.7            42.2
  Stockholders' equity attributed to discontinued operations..................           (23.0)          (27.3)
                                                                                  --------------  --------------
Adjusted stockholders' equity, end of period..................................     $   2,006.9     $   1,918.3
                                                                                  ==============  ==============
Adjusted stockholders' equity, average........................................         2,001.2         1,907.7
                                                                                  ==============  ==============
Total segment income..........................................................     $      16.8     $      17.5
                                                                                  ==============  ==============
Total segment return on equity (annualized)...................................             3.4%            3.7%
                                                                                  ==============  ==============

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300% RBC levels for 2005 and 2004. Capital within our Life Companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity Financial Data:                               Three Months Ended
($ amounts in millions)                                                     March 31,
                                                                  ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------
Results of operations
Premiums.....................................................      $     226.8     $     232.7     $      (5.9)
Insurance and investment product fees........................             75.6            73.0             2.6
Broker-dealer commission and distribution fee revenues.......             --              16.5           (16.5)
Net investment income........................................            253.7           249.9             3.8
                                                                  --------------  --------------  --------------
Total segment revenues.......................................            556.1           572.1           (16.0)
                                                                  --------------  --------------  --------------
Policy benefits, including policyholder dividends............            429.0           449.0           (20.0)
Policy acquisition cost amortization.........................             33.0            22.2            10.8
Other operating expenses.....................................             50.1            75.1           (25.0)
                                                                  --------------  --------------  --------------
Total segment benefits and expenses..........................            512.1           546.3           (34.2)
                                                                  --------------  --------------  --------------
Segment income...............................................             44.0            25.8            18.2
Allocated income taxes.......................................             14.0             7.2             6.8
                                                                  --------------  --------------  --------------
Segment income...............................................             30.0            18.6            11.4
Net realized investment gains (losses), net of income taxes
  and other offsets..........................................             (0.6)           (3.5)            2.9
Restructuring charges, after income taxes....................             --              (0.8)            0.8
                                                                  --------------  --------------  --------------
Segment net income...........................................      $      29.4     $      14.3     $      15.1
                                                                  ==============  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Premium revenue decreased $5.9 million, or 3%, in 2005 from 2004 primarily due to a $6.6 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Broker-dealer commission and distribution fee revenues decreased $16.5 million due to the sale of our retail affiliated broker-dealer operations in May 2004.

Policy benefits and dividends decreased $20.0 million, or 4%, in 2005 from 2004 primarily due to a $19.1 million change in the policyholder dividend obligation in 2005 compared to 2004 (a $12.4 million decrease in
2005 versus a $6.7 million increase in 2004). In addition, universal life benefits were lower in 2005 due to a large death claim in 2004.

Policy acquisition cost amortization increased $10.8 million, or 49%, in 2005 over 2004 primarily due to higher amortization for annuities from higher investment margins and lower relative performance in 2005. In addition, amortization for participating life was higher due to a large investment gain in 2005 and amortization for universal life was higher in 2005 due to an amortization offset related to a large death claim in 2004.

Other operating expenses, which include non-deferrable policy acquisition costs, general and administrative costs, and, in 2004, broker-dealer commissions and operating expenses related to Griffith and Main Street, decreased $25.0 million, or 33% in 2005 from 2004. Of this decrease, $17.1 million was due to lower broker-dealer commissions and reduced operating expenses, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004. In addition, general and administrative non-deferred expenses declined as a result of our ongoing expense reduction initiatives.

Allocated income taxes increased by $6.8 million, or 94%, in 2005 over 2004 due primarily to higher pre-tax income.

Annuity funds on deposit

Annuity Funds on Deposit:                                                               Three Months Ended
($ amounts in millions)                                                                      March 31,
                                                                                  ------------------------------
                                                                                        2005           2004
                                                                                  --------------  --------------

Deposits......................................................................     $     580.9     $     215.0
Performance...................................................................            (1.9)          211.2
Fees..........................................................................           (16.2)          (15.3)
Benefits and surrenders.......................................................          (243.2)         (218.6)
                                                                                  --------------  --------------
Change in funds on deposit....................................................           319.6           192.3
Funds on deposit, beginning of period.........................................         7,563.5         7,143.8
                                                                                  --------------  --------------
Annuity funds on deposit, end of period.......................................     $   7,883.1     $   7,336.1
                                                                                  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Annuity funds on deposit grew by $319.6 million in 2005 compared to $192.3 million in 2004 from increased deposits due principally from a large private placement deposit in 2005, offset by lower performance, which was slightly negative in 2005, and higher surrenders in 2005.

Variable Universal Life Funds on Deposit:                                               Three Months Ended
($ amounts in millions)                                                                      March 31,
                                                                                  ------------------------------
                                                                                        2005           2004
                                                                                  --------------  --------------

Deposits......................................................................     $      63.3     $      67.2
Performance and interest credited.............................................            (9.3)           56.3
Fees and cost of insurance....................................................           (25.9)          (26.1)
Benefits and surrenders.......................................................           (28.3)          (16.0)
                                                                                  --------------  --------------
Change in funds on deposit....................................................            (0.2)           81.4
Funds on deposit, beginning of period.........................................         1,943.0         1,698.9
                                                                                  --------------  --------------
Variable universal life funds on deposit, end of period.......................     $   1,942.8     $   1,780.3
                                                                                  ==============  ==============

Universal Life Funds on Deposit:                                                        Three Months Ended
($ amounts in millions)                                                                      March 31,
                                                                                  ------------------------------
                                                                                        2005           2004
                                                                                  --------------  --------------

Deposits......................................................................     $      54.9     $      54.7
Interest credited.............................................................            18.5            19.1
Fees and cost of insurance....................................................           (28.9)          (27.0)
Benefits and surrenders.......................................................           (27.9)          (35.2)
                                                                                  --------------  --------------
Change in funds on deposit....................................................            16.6            11.6
Funds on deposit, beginning of period.........................................         1,610.7         1,564.0
                                                                                  --------------  --------------
Universal life funds on deposit, end of period................................     $   1,627.3     $   1,575.6
                                                                                  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Variable universal life and universal life funds on deposit grew by $16.4 million in 2005 compared to $93.0 million in 2004 due primarily to lower relative performance in 2005.

Composition of Life and Annuity Segment Revenues by Product:           Three Months Ended
($ amounts in millions)                                                     March 31,
                                                                  ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------
Life and annuity segment revenues by product
Variable universal life insurance............................      $      29.9     $      29.2     $       0.7
Universal life insurance.....................................             54.6            50.8             3.8
Term life insurance..........................................              3.5             3.2             0.3
Other life insurance.........................................             23.0            38.6           (15.6)
                                                                  --------------  --------------  --------------
Total non-participating life insurance.......................            111.0           121.8           (10.8)
Participating Life insurance.................................            388.8           398.3            (9.5)
                                                                  --------------  --------------  --------------
Total life insurance.........................................            499.8           520.1           (20.3)
Annuities....................................................             56.3            52.0             4.3
                                                                  --------------  --------------  --------------
Segment revenues.............................................      $     556.1     $     572.1     $     (16.0)
                                                                  ==============  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Universal life insurance revenue increased $3.8 million, or 7%, in 2005 over 2004 primarily due to higher cost of insurance fees, from the growth of in-force business, and higher investment earnings, from higher funds on deposit.

Other life insurance revenue decreased $15.6 million, or 40%, in 2005 from 2004 due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004.

Participating life insurance revenue decreased $9.5 million, or 2%, in 2005 from 2004 due to lower renewal premiums and net investment income. Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity revenue increased $4.3 million, or 8%, in 2005 over 2004 primarily due to higher investment earnings from improved spreads, modestly higher fees from increased fee-based funds on deposit and slightly higher surrender charges.

Composition of Life and Annuity Segment Income                          Three Months Ended
before Income Taxes by Product:                                              March 31,
($ amounts in millions)                                           ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------

Life and annuity segment income by product
Variable universal life insurance............................      $       9.1     $       8.2     $       0.9
Universal life insurance.....................................             10.3             1.9             8.4
Term life insurance..........................................              0.1             0.3            (0.2)
Other life insurance.........................................              3.4             3.7            (0.3)
                                                                  --------------  --------------  --------------
Total non-participating life insurance.......................             22.9            14.1             8.8
Participating Life insurance.................................             17.5             8.9             8.6
                                                                  --------------  --------------  --------------
Total life insurance.........................................             40.4            23.0            17.4
Annuities....................................................              3.6             2.8             0.8
                                                                  --------------  --------------  --------------
Segment income before income taxes...........................      $      44.0     $      25.8     $      18.2
                                                                  ==============  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Universal life pre-tax income increased $8.4 million, or 442%, in 2005 over 2004 primarily due to higher revenues, as discussed above, and lower benefit costs due to a large claim in 2004 that did not recur in 2005.

Participating life pre-tax income increased $8.6 million, or 97%, in 2005 over 2004 primarily due to a large investment gain in 2005 and lower general and administrative expenses. Because operating expenses are excluded for the closed block, such operating expense savings inure to the benefit of shareholders. The decrease in revenues, as discussed above, is largely offset by lower benefits, changes in reserves and dividends to policyholders.

Asset Management Segment

Summary Asset Management Financial Data:                               Three Months Ended
($ amounts in millions)                                                     March 31,
                                                                  ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------
Results of operations
Investment product fees......................................      $      53.9     $      62.3     $      (8.4)
Broker-dealer commission and distribution fees...............              6.8             7.8            (1.0)
Net investment income........................................              0.3             0.1             0.2
                                                                  --------------  --------------  --------------
Total segment revenues.......................................             61.0            70.2            (9.2)
                                                                  --------------  --------------  --------------
Intangible asset amortization................................              8.4             8.3             0.1
Other operating expenses.....................................             54.3            61.8            (7.5)
                                                                  --------------  --------------  --------------
Total segment expenses.......................................             62.7            70.1            (7.4)
                                                                  --------------  --------------  --------------
Segment income (loss) before income taxes and
  minority interest..........................................             (1.7)            0.1            (1.8)
Allocated income taxes.......................................             (0.5)            0.4            (0.9)
                                                                  --------------  --------------  --------------
Segment loss.................................................      $      (1.2)    $      (0.3)    $      (0.9)
Restructuring charges, net of income taxes...................             (0.2)           --              (0.2)
Realized investment gains (losses), net of income taxes......             (0.1)            1.4            (1.5)
Other........................................................             --              (0.1)            0.1
                                                                  --------------  --------------  --------------
Segment net income (loss)....................................      $      (1.5)    $       1.0     $      (2.5)
                                                                  ==============  ==============  ==============

Our investment product fee revenues are based on assets under management. Approximately 54% of our investment product fees are based on beginning of quarter assets under management while the remaining 46% are based on end of day balances. End of year and average assets (based on how fees are calculated) under management follow:

Assets Under Management:                                                                As of or for the
($ amounts in millions)                                                                   Quarter Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                       2005            2004
                                                                                  --------------  --------------

End of period.................................................................     $  43,224.9     $  46,656.0
                                                                                  ==============  ==============
Average (based on how fees are calculated)....................................     $  45,274.2     $  47,092.7
                                                                                  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Investment product fees decreased $8.4 million, or 13%, in 2005 from the comparable period in 2004. Private client and institutional investment product fees decreased $6.1 million and $2.3 million, respectively, primarily as a result of a decrease in average assets under management. Approximately 54% of our management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management. Broker-dealer commission and distribution fees decreased in 2005 from the comparable period in 2004, primarily as a result of a decrease in equity trades on institutional accounts.

Assets under management, excluding the general account of our Life Companies, were $43.2 billion, $46.7 billion, and $42.9 billion, at March 31, 2005 and 2004, and at December 31, 2004, respectively. The decrease in assets under management since March 31, 2004 is primarily due to net outflows of $4.7 billion, offset by positive investment performance of $0.9 billion. The increase in assets under management since December 31,
2004 is primarily due to net inflows of $1.5 billion, offset by negative investment performance of $1.1 billion. Sales of private client products for the three-month period in 2005 were $1.1 billion, a decrease of
16% from the same period in 2004. Redemptions from existing accounts for the three-month period in 2005 were
$2.3 billion, a decrease of 53% from the same period in 2004. Sales of institutional accounts for the three-month period in 2005

were $4.0 billion, an increase of 570% from the same period in 2004. Of this increase, $3 billion resulted from the acquisition of one insurance company's general account portfolio. Lost accounts and withdrawals from existing accounts for the three-month period in 2005 were $1.3 billion, an increase of 64% from the same period in 2004.

Other operating expenses decreased $7.5 million, or 12%, in 2005 over the comparable period in 2004, of which
$5.6 million was related to compensation expense and $1.9 million to non-compensation operating expenses. The decrease in compensation expense was primarily driven by a $4.2 million decrease in incentive compensation, which resulted from lower bonus pools. The bonus pools decreased as a result of lower earnings and revenues at certain of our partner firms that have formula-based incentives and lower staffing. The decrease in non-compensation operating expenses was partially the result of a $0.7 million decline in clearing costs due to fewer equity trades in our institutional accounts. Lower interest cost related to mandatorily redeemable noncontrolling interests decreased non-compensation operating expenses by $0.6 million.

Allocated income taxes decreased $0.9 million, or 200%, in 2005 over the comparable period in 2004, primarily as a result of segment losses in 2005 compared to segment income in 2004.

Venture Capital Segment

Our venture capital investments are limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate any lag in reporting. Venture capital investments are investments of the general account of Phoenix Life.

Summary Venture Capital Segment Financial Data:                         Three Months Ended
($ amounts in millions)                                                      March 31,
                                                                   ------------------------------
                                                                        2005            2004          Change
                                                                   --------------  --------------  -------------

Net realized gains (losses) on partnership cash and
  stock distributions........................................      $       0.2     $      (3.4)    $       3.6
Net unrealized gains (losses) on partnership investments.....             (3.8)           15.7           (19.5)
Partnership operating earnings (losses)......................              1.4            (0.7)            2.1
                                                                  --------------  --------------  --------------
Segment net investment income (loss).........................             (2.2)           11.6           (13.8)
Applicable income taxes (benefit)............................             (0.8)            4.1            (4.9)
                                                                  --------------  --------------  --------------
Segment net income (loss)....................................      $      (1.4)    $       7.5     $      (8.9)
                                                                  ==============  ==============  ==============

Three months ended March 31, 2005 vs. March 31, 2004

Net investment income decreased $13.8 million in 2005 from the comparable period in 2004 due primarily to the true-up to the partnerships' audited financial statements from estimated amounts as of December 31, 2004.

Activity in Venture Capital Segment Investments:                        Three Months Ended
($ amounts in millions)                                                      March 31,
                                                                  ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------

Contributions (dollars invested).............................      $       9.6     $       7.9     $       1.7
Equity in earnings (losses) of partnerships..................             (2.2)           11.6           (13.8)
Distributions................................................            (13.1)          (13.6)            0.5
                                                                  --------------  --------------  --------------
Change in venture capital investments........................             (5.7)            5.9           (11.6)
Venture capital segment investments, beginning of period.....            202.9           196.3             6.6
                                                                  --------------  --------------  --------------
Venture capital segment investments, end of period...........      $     197.2     $     202.2     $      (5.0)
                                                                  ==============  ==============  ==============

The change in venture capital investments decreased $11.6 million in 2005 from the comparable period in 2004 was due primarily to decreased equity in earnings of partnerships as discussed above.

See Note 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding our Venture Capital segment.

Corporate and Other Segment

Summary Corporate and Other Financial Data:                             Three Months Ended
($ amounts in millions)                                                      March 31,
                                                                  ------------------------------
                                                                       2005            2004           Change
                                                                  --------------  --------------  --------------

Corporate investment income.....................................   $       0.1     $       0.9     $      (0.8)
Investment income from collateralized obligations...............          10.9            10.1             0.8
Interest expense on indebtedness................................         (11.1)           (9.8)           (1.3)
Interest expense on non-recourse collateralized obligations.....          (8.9)           (8.9)           --
Corporate expenses..............................................          (5.8)           (3.9)           (1.9)
Other...........................................................          (1.5)           (1.1)           (0.4)
                                                                  --------------  --------------  --------------
Segment loss, before income taxes...............................         (16.3)          (12.7)           (3.6)
Allocated income tax (benefit)..................................          (5.7)           (4.4)           (1.3)
                                                                  --------------  --------------  --------------
Segment loss....................................................   $     (10.6)    $      (8.3)    $      (2.3)
Net realized investment losses, net of income taxes and
  other offsets.................................................          (4.8)            2.9            (7.7)
Restructuring charges, after income taxes.......................          (1.7)           (1.1)           (0.6)
                                                                  --------------  --------------  --------------
Segment net loss................................................   $     (17.1)    $      (6.5)    $     (10.6)
                                                                  ==============  ==============  ==============

We allocate indebtedness and related interest expense to our Corporate and Other segment.

Three months ended March 31, 2005 vs. March 31, 2004

The loss for Corporate and Other increased $3.6 million in 2005 over 2004 due principally to higher allocated corporate expenses and higher interest expense, primarily from our surplus notes refinance transaction in
December 2004.

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

See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q as well as
Note 8 to our 2004 Annual Report on Form 10-K for more information.

Enterprise Risk Management

We have implemented a comprehensive, enterprise-wide risk management program, overseen by our Chief Risk
Officer, who reports to the Chief Financial Officer. We have also established an Enterprise Risk Management
Committee, chaired by the Chief Executive Officer, to ensure our risk management principles are followed and our objectives are accomplished. In addition, we have established several management committees overseeing and addressing issues pertaining to all our major risks —— product, market and operations —— and capital management.

See our 2004 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2005 in comparison to December 31, 2004.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2005, our general account held debt securities with a carrying value of $13,454.4 million, representing 80.3% of total general account investments. Public debt securities represented 78.2% of total debt securities, with the remaining 21.8% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to three collateralized obligation trusts we sponsor. See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ amounts in millions)

                                Total Debt Securities       Public Debt Securities     Private Debt Securities
                              --------------------------  --------------------------  --------------------------
 SVO        S&P Equivalent       Mar 31,       Dec 31,       Mar 31,       Dec 31,       Mar 31,       Dec 31,
Rating       Designation          2005          2004          2005          2004          2005          2004
-------  -------------------  ------------  ------------  ------------  ------------  ------------  ------------

  1     AAA/AA/A...........    $  8,757.9    $  8,668.9    $  7,231.5    $  7,123.2    $  1,526.4    $  1,545.7
  2     BBB................       3,600.9       3,733.3       2,368.3       2,493.6       1,232.6       1,239.7
                              ------------  ------------  ------------  ------------  ------------  ------------
   Total investment grade        12,358.8      12,402.2       9,599.8       9,616.8       2,759.0       2,785.4
  3     BB.................         838.2         814.6         724.7         698.6         113.5         116.0
  4     B..................         157.6         150.9         107.2          97.3          50.4          53.6
  5     CCC and lower......          59.2          68.9          49.7          51.1           9.5          17.8
  6     In or near default.          40.6          39.7          37.9          36.1           2.7           3.6
                              ------------  ------------  ------------  ------------  ------------  ------------
   Total Debt Securities       $ 13,454.4    $ 13,476.3    $ 10,519.3    $ 10,499.9    $  2,935.1    $  2,976.4
                              ============  ============  ============  ============  ============  ============

The following tables present our general account debt security portfolios by investment type, along with a breakout of credit quality based on equivalent S&P rating agency designation.

Debt Securities by Type:                                        As of March 31, 2005
($ amounts in millions)                -------------------------------------------------------------------------
                                                                             Unrealized Gains (Losses)
                                                                     -------------------------------------------
                                           Fair                          Gross          Gross
                                           Value          Cost           Gains          Losses          Net
                                       -------------  -------------  -------------  -------------  -------------

U.S. government and agency............  $     671.3    $     633.9    $      40.9    $      (3.5)   $      37.4
State and political subdivision.......        481.4          451.5           32.6           (2.7)          29.9
Foreign government....................        342.7          320.9           23.2           (1.4)          21.8
Corporate.............................      7,305.7        7,109.8          278.0          (82.1)         195.9
Mortgage-backed.......................      3,306.6        3,230.8           95.6          (19.8)          75.8
Other asset-backed....................      1,346.7        1,343.0           25.0          (21.3)           3.7
                                       -------------  -------------  -------------  -------------  -------------
Total debt securities.................  $  13,454.4    $  13,089.9    $     495.3    $    (130.8)   $     364.5
                                       =============  =============  =============  =============  =============
Debt securities outside closed block:
    Unrealized gains..................  $   3,091.7    $   2,955.7    $     136.0    $      --      $     136.0
    Unrealized losses.................      3,436.9        3,517.5           --            (80.6)         (80.6)
                                       -------------  -------------  -------------  -------------  -------------
    Total outside the closed block....      6,528.6        6,473.2          136.0          (80.6)          55.4
                                       -------------  -------------  -------------  -------------  -------------
Debt securities in closed block:
    Unrealized gains..................      5,113.9        4,754.6          359.3           --            359.3
    Unrealized losses.................      1,811.9        1,862.1           --            (50.2)         (50.2)
                                       -------------  -------------  -------------  -------------  -------------
    Total in the closed block.........      6,925.8        6,616.7          359.3          (50.2)         309.1
                                       -------------  -------------  -------------  -------------  -------------
Total debt securities.................  $  13,454.4    $  13,089.9    $     495.3    $    (130.8)   $     364.5
                                       =============  =============  =============  =============  =============

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of March 31, 2005 in our debt securities portfolios are banking (5.68%), insurance (3.52%), electrical utilities (3.04%), diversified financial services (2.61%) and foreign government (2.39%).

Within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprises approximately 0.9% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at March 31, 2005.

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

Sources and Types of Net Realized Investment Gains (Losses):                            Three Months Ended
($ amounts in millions)                                                                      March 31,
                                                                                  ------------------------------
                                                                                       2005            2004
                                                                                  --------------  --------------

Debt security impairments.....................................................     $     (12.2)    $      (2.8)
Other invested asset impairments..............................................            --              (3.3)
Debt and equity securities pledged as collateral impairments..................            (0.3)           (4.7)
                                                                                  --------------  --------------
Impairment losses.............................................................           (12.5)          (10.8)
                                                                                  --------------  --------------
Debt security transaction gains...............................................             3.1            10.2
Debt security transaction losses..............................................           (10.3)           (3.2)
Equity security transaction gains.............................................             0.5             2.6
Equity security transaction losses............................................            (1.5)           (0.4)
Debt and equity securities pledged as collateral..............................             0.7            --
Affiliate transactions........................................................             3.7             0.2
Other invested asset transaction gains (losses)...............................            (1.6)            3.9
                                                                                  --------------  --------------
Net transaction gains (losses)................................................            (5.4)           13.3
                                                                                  --------------  --------------
Net realized investment gains (losses)........................................     $     (17.9)    $       2.5
                                                                                  --------------  --------------

Net realized investment gains (losses)........................................     $     (17.9)    $       2.5
                                                                                  --------------  --------------
Applicable closed block policyholder dividend obligation......................            (4.4)            0.1
Applicable deferred policy acquisition costs..................................            (4.8)            0.4
Applicable deferred income taxes (benefit)....................................            (3.2)            1.2
                                                                                  --------------  --------------
Offsets to realized investment gains..........................................           (12.4)            1.7
                                                                                  --------------  --------------
Net realized investment gains (losses) included in net income.................     $      (5.5)    $       0.8
                                                                                  ==============  ==============

Impairment losses on debt and equity securities increased to $12.2 million for the 2005 quarter as compared to
$2.8 for the 2004 quarter as a result of the impairment of a $7.6 million debt security related to a private placement technology debt issue which became impaired during the 2005 first quarter. Affiliate transactions of
$3.7 million in the 2005 quarter include a $14.7 million gain on the sale of our equity investment in Lombard and a $10.7 million realized loss on the sale of our equity investment in Aberdeen. (See Notes 1 and 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.)

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts were $0.0 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively.

Gross and Net Unrealized                                              As of March 31, 2005
Gains (Losses):                                 ----------------------------------------------------------------
($ amounts in millions)                                Total          Outside Closed Block      Closed Block
                                                --------------------  --------------------  --------------------
                                                  Gains     Losses      Gains     Losses      Gains     Losses
                                                ---------  ---------  ---------  ---------  ---------  ---------

Debt securities
Number of positions......................          2,397      1,183      1,134        814      1,263        369
                                                ---------  ---------  ---------  ---------  ---------  ---------
Unrealized gains (losses)................        $ 495.3    $(130.8)   $ 136.0    $ (80.6)   $ 359.3    $ (50.2)
                                                ---------  ---------  ---------  ---------  ---------  ---------
Applicable policyholder dividend
  obligation (reduction).................          359.3      (50.2)      --         --        359.3      (50.2)
Applicable deferred policy acquisition
  costs (benefit)........................           52.0      (27.5)      52.0      (27.5)      --         --
Applicable deferred income taxes
  (benefit)..............................           29.4      (18.6)      29.4      (18.6)      --         --
                                                ---------  ---------  ---------  ---------  ---------  ---------
Offsets to net unrealized gains (losses).          440.7      (96.3)      81.4      (46.1)     359.3      (50.2)
                                                ---------  ---------  ---------  ---------  ---------  ---------
Unrealized gains (losses) after offsets..        $  54.6    $ (34.5)   $  54.6    $ (34.5)   $  --      $  --
                                                =========  =========  =========  =========  =========  =========
Net unrealized gains after offsets.......        $  20.1               $  20.1               $  --
                                                =========             =========             =========

Equity securities
Number of positions......................            247         69         82         28        165         41
                                                ---------  ---------  ---------  ---------  ---------  ---------
Unrealized gains (losses)................        $ 103.8    $  (3.1)   $  95.8    $  (0.6)   $   8.0    $  (2.5)
                                                ---------  ---------  ---------  ---------  ---------  ---------
Applicable policyholder dividend                     8.0       (2.5)      --         --          8.0       (2.5)
  obligation (reduction).................
Applicable deferred income taxes
  (benefit)..............................           33.5       (0.2)      33.5       (0.2)      --         --
                                                ---------  ---------  ---------  ---------  ---------  ---------
Offsets to net unrealized gains (losses).           41.5       (2.7)      33.5       (0.2)       8.0       (2.5)
                                                ---------  ---------  ---------  ---------  ---------  ---------
Unrealized gains (losses) after offsets..        $  62.3    $  (0.4)   $  62.3    $  (0.4)   $  --      $  --
                                                =========  =========  =========  =========  =========  =========
Net unrealized gains after offsets.......        $  61.9               $  61.9               $  --
                                                =========             =========             =========

Total net unrealized gains on debt and equity securities were $465.2 million (unrealized gains of $599.1 less unrealized losses of $133.9). Of that net amount, $150.6 million was outside the closed block ($82.0 million after applicable deferred policy acquisition costs and deferred income taxes) and $314.6 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis.

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of March 31,
2005. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses                                        As of March 31, 2005
on General Account Securities:                            ------------------------------------------------------
($ amounts in millions)                                                    0 - 6         6 - 12       Over 12
                                                              Total        Months        Months        Months
                                                          ------------  ------------  ------------  ------------

Debt securities outside closed block
Total fair value.......................................    $  3,436.9    $  2,634.3    $    512.4    $    290.2
Total amortized cost...................................       3,517.5       2,677.3         524.9         315.3
                                                          ------------  ------------  ------------  ------------
Unrealized losses......................................    $    (80.6)   $    (43.0)   $    (12.5)   $    (25.1)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $    (34.5)   $    (18.7)   $     (5.8)   $    (10.0)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $    (11.0)   $     --      $     --      $    (11.0)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     (4.0)   $     (0.1)   $     --      $     (3.9)
                                                          ============  ============  ============  ============

Investment grade:
Unrealized losses......................................    $    (60.3)   $    (37.7)   $    (11.3)   $    (11.3)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $    (26.7)   $    (16.6)   $     (5.2)   $     (4.9)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============

Below investment grade:
Unrealized losses......................................    $    (20.3)   $     (5.3)   $     (1.2)   $    (13.8)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $     (7.8)   $     (2.1)   $     (0.6)   $     (5.1)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $    (11.0)   $     --      $     --      $    (11.0)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     (4.0)   $     (0.1)   $     --      $     (3.9)
                                                          ============  ============  ============  ============

Equity securities outside closed block
Unrealized losses......................................    $     (0.6)   $     (0.1)   $     --      $     (0.5)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $     (0.4)   $     (0.1)   $     --      $     (0.3)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $     (0.6)   $     --      $     --      $     (0.6)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     (0.3)   $     --      $     (0.1)   $     (0.2)
                                                          ============  ============  ============  ============

For debt securities outside of the closed block with gross unrealized losses, 77.4% of the unrealized losses after offsets pertains to investment grade securities and 22.6% of the unrealized losses after offsets pertains to below investment grade securities.

Duration of Gross Unrealized Losses                                        As of March 31, 2004
On General Account Securities:                            ------------------------------------------------------
($ amounts in millions)                                                    0 - 6         6 - 12        Over 12
                                                             Total         Months        Months        Months
                                                          ------------  ------------  ------------  ------------

Debt securities inside closed block
Total fair  value......................................    $  1,811.9    $  1,269.0    $    203.1    $    339.8
Total amortized cost...................................       1,862.1       1,291.6         209.8         360.7
                                                          ------------  ------------  ------------  ------------
Unrealized losses......................................    $    (50.2)   $    (22.6)   $     (6.7)   $    (20.9)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $     (5.1)   $     (0.1)   $     (0.1)   $     (4.9)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============

Investment grade:
Unrealized losses......................................    $    (41.1)   $    (20.5)   $     (5.9)   $    (14.7)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $     (0.1)   $     (0.1)   $     --      $     --
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============

Below investment grade:
Unrealized losses......................................    $     (9.1)   $     (2.1)   $     (0.8)   $     (6.2)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $     (5.0)   $     --      $     (0.1)   $     (4.9)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============

Equity securities inside closed block
Unrealized losses......................................    $     (2.5)   $     (1.7)   $     (0.4)   $     (0.4)
                                                          ============  ============  ============  ============
Unrealized losses after offsets........................    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost.....................    $     (0.8)   $     (0.1)   $     (0.3)   $     (0.4)
                                                          ============  ============  ============  ============
Unrealized losses over 20% of cost after offsets.......    $     --      $     --      $     --      $     --
                                                          ============  ============  ============  ============

For debt securities in the closed block with gross unrealized losses, 81.9% of the unrealized losses pertains to investment grade securities and 18.1% of the unrealized losses pertains to below investment grade securities.

In determining that the securities giving rise to unrealized losses were not other-than-temporarily impaired, we considered many factors, including those cited previously. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Aberdeen Asset Management PLC

On January 14, 2005, we sold our equity holdings in Aberdeen Asset Management PLC to third parties for proceeds of $70.4 million, resulting in an after-tax loss of $7.0 million recognized in the quarter ended March 31,
2005.

Previously, we recorded an unrealized gain on trading equity securities of $55.1 million, after tax, in the fourth quarter of 2004 and a non-cash realized investment loss related to an other-than-temporary impairment of
$55.0 million, after tax, in the second quarter of 2003.

Hilb Rogal & Hobbs Company

We own shares of common stock in Hilb Rogal & Hobbs Company, or HRH, a Virginia-based property and casualty insurance and employee benefit products distributor. See Notes 5 and 6 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for detailed information regarding our investment in HRH.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:                                      Three Months Ended
($ amounts in millions)                                                    March 31,
                                                                 ------------------------------  --------------
                                                                      2005            2004           Change
                                                                 --------------  --------------  --------------

Cash from continuing operations................................   $     158.5     $      61.0     $      97.5
Cash from (for) discontinued operations........................           3.8           (14.4)           18.2
Cash for continuing operations investing activities............        (177.3)          (68.5)         (108.8)
Cash from (for) discontinued operations investing activities...           1.2             1.4            (0.2)
Cash for financing activities..................................         (49.1)         (105.7)           56.6

Three months ended March 31, 2005 vs. March 31, 2004

Cash from continuing operations increased $97.5 million in 2005 over 2004 due primarily to proceeds from the sale of trading equity securities of $70.4 million, lower operating expenses paid of $46.6 million, higher investment received and premiums collected of $17.1 million, in total, and lower policy acquisition costs paid of $14.2 million. These changes were partially offset by lower insurance and investment product fees received of $23.9 million, lower incomes refunded of $6.3 million and slightly higher benefits and dividends paid of
$19.3 million. The sale of our retail broker-dealer operations in May 2004 contributed to lower expenses paid and fees received in 2005 from 2004.

Cash from discontinued operations increased $18.2 million in 2005 over 2004 from higher reinsurance recoverables received in 2005.

Cash used for continuing operations investing activities increased $108.8 million in 2005 over 2004 due principally to increased cash generated from continuing operations.

Cash used for financing activities decreased $56.6 million in 2005 from 2004 due principally to cash received of $59.0 million on loaned securities.

We were in compliance with all credit facility covenants at March 31, 2005.

See Note 6 of our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on financing activities.

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

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix
Life, cash inflows also include dividends, distributions and other payments from affiliates. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from recoveries from other retrocessionaires and investment activities.

On April 28, 2005, the Phoenix Life Board of Directors declared a dividend of $35.1 million to its sole shareholder, The Phoenix Companies, Inc., of which $17.5 million was paid on April 29, 2005.

See our 2004 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Phoenix Investment Partners, Ltd. (PXP)

PXP's liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. PXP also would require liquidity to fund the costs of any contingent payments for previous acquisitions, as well as any potential acquisitions. Historically, PXP's principal source of liquidity has been cash flows from operations. We expect that cash flow from operations will continue to be PXP's principal source of working capital. PXP's current sources of liquidity also include the revolving credit facility, discussed above, under which PXP has direct borrowing rights subject to our unconditional guarantee. We believe that
PXP's current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

See our 2004 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:                                          Mar 31,         Dec 31,
($ amounts in millions)                                               2005            2004           Change
                                                                 --------------  --------------  --------------

ASSETS:
Available-for-sale debt securities, at fair value..........       $  13,454.4     $  13,476.3     $     (21.9)
Available-for-sale equity securities, at fair value........             277.6           304.3           (26.7)
Trading equity securities, at fair value...................              65.9            87.3           (21.4)
Mortgage loans, at unpaid principal balances...............             181.1           207.9           (26.8)
Venture capital partnerships, at equity in net assets......             250.5           255.3            (4.8)
Policy loans, at unpaid principal balances.................           2,207.6         2,196.7            10.9
Other investments..........................................             334.5           371.8           (37.3)
                                                                 --------------  --------------  --------------
                                                                     16,771.6        16,899.6          (128.0)
Available-for-sale debt and equity securities pledged
  as collateral, at fair value.............................           1,235.1         1,278.8           (43.7)
                                                                 --------------  --------------  --------------
Total investments..........................................          18,006.7        18,178.4          (171.7)
Cash and cash equivalents..................................             372.1           435.0           (62.9)
Accrued investment income..................................             226.5           222.3             4.2
Receivables................................................             169.9           135.8            34.1
Deferred policy acquisition costs..........................           1,494.3         1,429.9            64.4
Deferred income taxes......................................              34.9            30.7             4.2
Other intangible assets....................................             300.1           308.4            (8.3)
Goodwill...................................................             427.2           427.2            --
Other assets...............................................             261.0           244.6            16.4
Separate account assets....................................           7,284.4         6,950.3           334.1
                                                                 --------------  --------------  --------------
Total assets...............................................       $  28,577.1     $  28,362.6     $     214.5
                                                                 ==============  ==============  ==============

LIABILITIES:
Policy liabilities and accruals............................       $  13,082.2     $  13,132.3     $     (50.1)
Policyholder deposit funds.................................           3,425.8         3,492.4           (66.6)
Stock purchase contracts...................................             129.8           131.9            (2.1)
Indebtedness...............................................             688.2           690.8            (2.6)
Other liabilities..........................................             623.4           546.3            77.1
Non-recourse collateralized obligations....................           1,301.4         1,355.2           (53.8)
Separate account liabilities...............................           7,284.4         6,950.3           334.1
                                                                 --------------  --------------  --------------
Total liabilities..........................................          26,535.2        26,299.2           236.0
                                                                 --------------  --------------  --------------

MINORITY INTEREST:
Minority interest in net assets of consolidated
  subsidiaries.............................................              38.0            41.0            (3.0)
                                                                 --------------  --------------  --------------

STOCKHOLDERS' EQUITY:
Common stock and additional paid in capital................           2,437.6         2,436.2            1.4
Deferred compensation on restricted stock units............              (4.0)           (3.6)          (0.4)
Accumulated deficit........................................            (276.5)         (285.6)           9.1
Accumulated other comprehensive income.....................              27.7            58.0          (30.3)
Treasury stock.............................................            (180.9)         (182.6)           1.7
                                                                 --------------  --------------  --------------
Total stockholders' equity.................................           2,003.9         2,022.4          (18.5)
                                                                 --------------  --------------  --------------
Total liabilities, minority interest and stockholders'
  equity...................................................       $  28,577.1     $  28,362.6     $    214.5
                                                                 ==============  ==============  ==============

Three months ended March 31, 2005 vs. December 31, 2004

The fair value of debt securities has decreased $21.9 million primarily due to a drop in interest rates during the quarter ended March 31, 2005.

Equity securities decreased in value by $26.7 million primarily due to the reclassification of Lombard to a trading security.

Mortgage loans have decreased $26.8 million due to principal paydowns and closings with no new purchases.

Other investments have decreased by $37.3 million primarily due to the sale of hedge fund assets during the quarter ended March 31, 2005.

Securities pledged as collateral and the associated non-recourse collateralized obligations decreased $43.7 million and $53.8 million, respectively, from December 31, 2004 due to partial paydowns of certain of the underlying funds.

Cash decreased $62.9 million, or 14%, due primarily to net withdrawals of policyholder deposit funds, partially offset by the receipt of $59.0 million cash as collateral for loaned securities. Cash flows from operations of
$162.3 million were reinvested through net investment purchases of $176.1 million.

Receivables increased $34.1 million, or 25%, from December 31, 2004 as a result of higher reinsurance recoverables and due and uncollected premiums.

Composition of Deferred Policy Acquisition Costs by Product:         Mar 31,         Dec 31,
($ amounts in millions)                                               2005            2004           Change
                                                                 --------------  --------------  --------------

Variable universal life....................................       $     332.3     $     332.5     $      (0.2)
Universal life.............................................             244.3           216.0            28.3
Variable annuities.........................................             302.4           275.4            27.0
Fixed annuities............................................              44.7            46.0            (1.3)
Participating life.........................................             529.8           523.0             6.8
Other......................................................              40.8            37.0             3.8
                                                                 --------------  --------------  --------------
Total deferred policy acquisition costs....................       $   1,494.3     $   1,429.9     $      64.4
                                                                 ==============  ==============  ==============

Deferred acquisition costs increased $64.4 million, or 4.5%, due to the effect of unrealized investment losses included in other comprehensive income.

Net withdrawals caused a $6.6 million reduction in policyholder deposit funds during the quarter ended March
31, 2004.

Other liabilities increased $77.1 million, reflecting our obligation to return $59.0 million cash collateral received in exchange for loaned securities.

Contractual Obligations and Commercial Commitments

As of March 31, 2005, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2004 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2004 Annual Report on Form 10-K.

On May 2, 2005, we completed the acquisition of the noncontrolling interest in Seneca that we did not already own. The effect of this acquisition is not material to our consolidated financial statements. All arrangements we had with respect to the noncontrolling membership interests in Seneca not owned by us were terminated in connection with this acquisition.

Off-balance Sheet Arrangements

As of March 31, 2005 and December 31, 2004, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for information on variable interest entities.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life's consolidated statutory basis capital and surplus (including AVR) increased from $1,035.8 million at December 31, 2004 to $1,060.0 million at March 31, 2005. The principal factors resulting in this increase are gains from operations of $18.2 million and a positive change in non-admitted assets.

At March 31, 2005, Phoenix Life's and each of its insurance subsidiaries' RBC levels were in excess of 350% of
Company Action Level.

On April 28, 2005, the Phoenix Life Board of Directors declared a dividend of $35.1 million to its sole shareholder, The Phoenix Companies, Inc., of which $17.5 million was paid on April 29, 2005.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At March 31, 2005, the largest of these subsidiaries had net capital of approximately $10.7 million, which is $10.1 million in excess of its required minimum net capital of $0.6 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 0.8:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at March 31, 2005 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2005, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2004 Annual Report on Form 10-K.

See Note 9 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. During the three months ended March 31, 2005 and 2004, our subsidiaries paid total compensation of $8.0 million and $6.8 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about or management of market risk, see the Enterprise Risk Management section in Management's
Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on March 31, 2005, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting. During the three months ended on March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $100.0 million as of March 31, 2005 and $110.0 million and December 31, 2004. Our total amounts recoverable from retrocessionaires related to paid losses were $62.0 million as of March 31, 2005 and $60.0 million as of
December 31, 2004. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the quarter ended March 31, 2005 and 2004, respectively.

As of March 31, 2005 and December 31, 2004, we have a reinsurance recoverable balance related to paid losses of
$45.0 million from a retrocessionaire that has been the subject of an appeal of a London arbitration decision.
In June 2003, the arbitration panel issued a decision, which upheld in all material respects the retrocessional obligations to us. The retrocessionaire appealed the arbitration decision only with respect to the Unicover business. We received a favorable decision from the Court of Appeals in December 2004. In January 2005, the
retrocessionaire submitted a request to the House of Lords to review the decision. In April 2005, the House of
Lords refused to review the decision. There have been no additional material developments concerning our discontinued reinsurance disputes, as described in Note 17 to our consolidated financial statements in our 2004
Annual Report on Form 10-K, during the quarter ended March 31, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  During the first quarter of 2005, we issued 14,925 restricted stock units, or RSUs, to 11 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.

(b)  Not applicable.

(c)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on April 28, 2005.

(b)  The following individuals were elected as directors at the meeting for terms expiring in 2008: Sal. H.
     Alfiero, Martin N. Baily, John H. Forsgren, Jr., John E. Haire and Thomas S. Johnson.

     All of the following individuals continued to serve as directors after the meeting: Jean S. Blackwell,
     Peter C. Browning, Arthur P. Byrne, Sanford Cloud, Jr., Gordon J. Davis, Esq., Ann Maynard Gray, Jerry J.
     Jasinowski, and Dona D. Young.

(c)  With respect to election of five Directors, the shares present were voted as follows:

                                   Number of Shares Voted For              Number of Shares Withheld
                               -----------------------------------   ------------------------------------

        Sal H. Alfiero                    55,055,300                               687,106
        Martin N. Baily                   55,037,460                               704,496
        John H. Forsgren, Jr.             55,038,746                               703,660
        John E. Haire                     55,063,431                               678,985
        Thomas S. Johnson                 54,936,483                               805,923

     With respect to approval of The Phoenix Companies, Inc. Performance Incentive Plan, the shares present were voted as follows:

                            FOR                     AGAINST                  ABSTAIN
                  -----------------------   -----------------------  -----------------------

                         39,038,915                3,979,045                2,250,751

     With respect to ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm, the shares present were voted as follows:

                            FOR                     AGAINST                  ABSTAIN
                  -----------------------   -----------------------  -----------------------

                         54,753,252                 525,500                  463,654

(d)  Not applicable.

ITEM 5.  OTHER INFORMATION

(a)  None.

(b)  No material changes.

ITEM 6.  EXHIBITS

       3.1  Form of Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc.
            (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration
            Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

       3.2  Form of By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11,
            2005)

      10.1  Phoenix Home Life Mutual Insurance Company Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l
            (Registration No. 333-55268), filed February 9, 2001, as amended)

      10.2  The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268),
            filed February 9, 2001, as amended)

      10.3  Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan
            (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on
            Form 10-K filed March 11, 2005)

      10.4  Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan
            (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on
            Form 10-K filed March 11, 2005)

      10.5  The Phoenix Companies, Inc. Performance Incentive Plan (incorporated herein by reference to Exhibit
            10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No.
            333-55268), filed February 9, 2001, as amended)

      10.6  The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268),
            filed February 9, 2001, as amended)

      10.7  The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003)
            (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on
            Form 10-K filed March 11, 2005)

      10.8  The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as
            amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit
            10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

      10.9  The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to The
            Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

     10.10  The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B effective as of
            August 1, 2004 (incorporated herein by reference to Exhibit 10.11 to The Phoenix Companies, Inc.
            Quarterly Report on Form 10-Q filed November 9, 2004)

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
            10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

     10.12  Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to Exhibit
            10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

     10.13  The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive
            Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy
            Statement, filed March 21, 2003)

     10.14  Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted
            Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The
            Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

     10.15  The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005
            (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on
            Form 10-K filed March 11, 2005)

     10.16  The Phoenix Companies, Inc. Annual Incentive plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

     10.17  Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit
            10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
            333-73896), filed November 21, 2001, as amended)

     10.18  Binder of Reinsurance dated as of September 30, 1999, between Phoenix Home Life Mutual Insurance
            Company, American Phoenix Life & Reassurance Company and European Reinsurance Company of Zurich
            (Bermuda Branch) (+) (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies,
            Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

     10.19  Amendment No. 1 dated as of February 1, 2000, to the Binder of Reinsurance, dated as of September
            30, 1999, between Phoenix Home Life Mutual Insurance Company, American Phoenix Life & Reassurance
            Company and European Reinsurance Company of Zurich (Bermuda Branch) (+) (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Registration Statement on Form S-l
            (Registration No. 333-55268), filed February 9, 2001, as amended)

     10.20  Acquisition Agreement dated as November 10, 1999, between Selling Management Shareholders, Aberdeen
            Asset Management PLC, The Standard Life Assurance Co., The Non-Selling Management Shareholders,
            Lombard International Assurance SA and PM Holdings, Inc. (incorporated herein by reference to
            Exhibit 10.43 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No.
            333-55268), filed February 9, 2001, as amended)

     10.21  Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm Mutual
            Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc.
            Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

     10.22  Shareholder's Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State
            Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix
            Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21,
            2001, as amended)

     10.23  Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick
            Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners, Ltd.
            (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc. Registration
            Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

     10.24  Credit Agreement dated as of November 22, 2004 between The Phoenix Companies, Inc., Phoenix Life
            Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions
            (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Annual Report on
            Form 10-K filed March 11, 2005)

     10.25  Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and
            Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc.
            current report on Form 8-K dated January 1, 2003)

     10.26  Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and
            Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc.
            current report on Form 8-K dated January 1, 2003)

     10.27  Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc.
            and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc.
            Quarterly Report on Form 10-Q filed August 14, 2003)

     10.28  Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and
            Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc.
            Annual Report on Form 10-K filed March 21, 2003)

     10.29  Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon
            (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on
            Form 10-K filed March 11, 2005)

     10.30  Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q
            filed August 14, 2003)

     10.31  Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and
            Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc.
            Quarterly Report on Form 10-Q filed August 14, 2003)

     10.32  Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc. and
            Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc.
            Quarterly Report on Form 10-Q filed August 14, 2003)

     10.33  Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and
            John F. Sharry (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc.
            Annual Report on Form 10-K filed March 11, 2005)

     10.34  Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and
            James Wehr (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual
            Report on Form 10-K filed March 11, 2005)

     10.35  Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance
            Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q
            dated August 9, 2004)

     10.36  Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and
            The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies,
            Inc. Annual Report on Form 10-K filed March 11, 2005)

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

----------------------

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

                                                                       THE PHOENIX COMPANIES, INC.

Date:    May 10, 2005                                                  By:   /s/ Michael E. Haylon
     ----------------                                                     ------------------------

                                                                       Michael E. Haylon, Executive Vice
                                                                        President and Chief Financial Officer

