Form 10-Q
period 2005-06-30
PHOENIX COMPANIES INC/DE
filed 2005-08-09
CIK 1129633

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☑  No ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑  No ☐

On July 29, 2005, the registrant had 95.1 million shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

June 30, 2005 (unaudited) and December 31, 2004

	2005	2004
ASSETS:
Available-for-sale debt securities, at fair value	$ 13,767.0	$ 13,476.3
Available-for-sale equity securities, at fair value	275.0	304.3
Trading equity securities, at fair value	—	87.3
Mortgage loans, at unpaid principal balances	164.9	207.9
Venture capital partnerships, at equity in net assets	251.4	255.3
Policy loans, at unpaid principal balances	2,212.0	2,196.7
Other invested assets	361.2	371.8
	17,031.5	16,899.6
Available-for-sale debt and equity securities pledged as collateral, at fair value	1,222.4	1,278.8
Total investments	18,253.9	18,178.4
Cash and cash equivalents	361.4	435.0
Accrued investment income	217.9	222.3
Receivables	152.0	135.8
Deferred policy acquisition costs	1,460.7	1,429.9
Deferred income taxes	18.6	30.7
Intangible assets	291.2	308.4
Goodwill	429.0	427.2
Other assets	249.1	244.6
Separate account assets	7,216.9	6,950.3
Total assets	$ 28,650.7	$ 28,362.6

LIABILITIES:
Policy liabilities and accruals	$ 13,328.7	$ 13,132.3
Policyholder deposit funds	3,321.8	3,492.4
Stock purchase contracts	124.6	131.9
Indebtedness	689.1	690.8
Other liabilities	574.0	546.3
Non-recourse collateralized obligations	1,322.9	1,355.2
Separate account liabilities	7,216.9	6,950.3
Total liabilities	26,578.0	26,299.2

CONTINGENT LIABILITIES (NOTE 11)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	34.2	41.0

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 106,407,418 and 106,376,363 shares issued	1.0	1.0
Additional paid-in capital	2,438.1	2,435.2
Deferred compensation on restricted stock units	(4.2)	(3.6)
Accumulated deficit	(269.8)	(285.6)
Accumulated other comprehensive income	52.9	58.0
Treasury stock, at cost: 11,328,017 and 11,517,387 shares	(179.5)	(182.6)
Total stockholders’ equity	2,038.5	2,022.4
Total liabilities, minority interest and stockholders’ equity	$ 28,650.7	$ 28,362.6

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2005 and 2004

	Three Months		Six Months
	2005	2004	2005	2004
REVENUES:
Premiums	$ 229.1	$ 238.2	$ 455.9	$ 470.9
Insurance and investment product fees	127.4	134.0	256.4	270.1
Broker-dealer commission and distribution fees	7.1	20.2	13.9	44.5
Investment income, net of expenses	268.1	259.3	536.8	537.0
Net realized investment gains (losses)	(7.8)	14.4	(25.7)	16.9
Total revenues	623.9	666.1	1,237.3	1,339.4

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	340.0	341.3	683.3	686.9
Policyholder dividends	83.4	105.3	167.2	211.2
Policy acquisition cost amortization	9.9	23.1	38.1	45.7
Intangible asset amortization	8.8	8.3	17.2	16.6
Interest expense on indebtedness	11.4	9.9	22.5	19.7
Interest expense on non-recourse collateralized obligations	10.3	7.5	19.2	16.4
Other operating expenses	127.3	150.2	244.5	299.3
Total benefits and expenses	591.1	645.6	1,192.0	1,295.8
Income from continuing operations before income taxes, minority interest and equity in earnings of affiliates	32.8	20.5	45.3	43.6
Applicable income tax expense	10.2	6.2	13.0	13.3
Income from continuing operations before minority interest and equity in earnings of affiliates	22.6	14.3	32.3	30.3
Minority interest in net income of consolidated subsidiaries	(0.2)	—	(0.5)	—
Equity in undistributed earnings of affiliates	—	0.3	—	0.6
Income from continuing operations	22.4	14.6	31.8	30.9
Income (loss) from discontinued operations	—	(0.2)	—	0.1
Net income	$ 22.4	$ 14.4	$ 31.8	$ 31.0

EARNINGS PER SHARE:
Earnings from continuing operations – basic	$ 0.24	$ 0.15	$ 0.33	$ 0.33
Earnings from continuing operations – diluted	$ 0.22	$ 0.14	$ 0.31	$ 0.30
Net earnings – basic	$ 0.24	$ 0.15	$ 0.33	$ 0.33
Net earnings – diluted	$ 0.22	$ 0.14	$ 0.31	$ 0.30
Basic weighted-average common shares outstanding (in thousands)	95,034	96,644	94,982	94,569
Diluted weighted-average common shares outstanding (in thousands)	101,116	101,294	101,723	101,645

COMPREHENSIVE INCOME:
Net income	$ 22.4	$ 14.4	$ 31.8	$ 31.0
Net unrealized investment gains (losses)	28.9	(124.8)	(27.1)	(63.2)
Net unrealized foreign currency translation gains (losses)	7.3	(2.0)	0.5	0.4
Net unrealized derivative instruments gains (losses)	(11.0)	49.9	21.5	16.0
Other comprehensive income (loss)	25.2	(76.9)	(5.1)	(46.8)
Comprehensive income (loss)	$ 47.6	$ (62.5)	$ 26.7	$ (15.8)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Six Months Ended June 30, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Premiums collected	$ 460.3	$ 462.5
Insurance and investment product fees collected	277.1	319.3
Investment income collected	515.3	512.2
Proceeds from sale of trading equity securities	129.7	—
Policy benefits paid, excluding policyholder dividends	(494.7)	(562.7)
Policyholder dividends paid	(189.1)	(184.9)
Policy acquisition costs paid	(66.0)	(89.4)
Interest expense on indebtedness paid	(20.7)	(18.6)
Interest expense on collateralized obligations paid	(10.3)	(16.4)
Other operating expenses paid	(268.7)	(290.1)
Income taxes refunded	0.9	2.4
Cash from continuing operations	333.8	134.3
Discontinued operations, net	(10.1)	(16.5)
Cash from operating activities	323.7	117.8

INVESTING ACTIVITIES:
Investment purchases	(1,626.6)	(1,956.0)
Investment sales, repayments and maturities	1,422.7	2,097.3
Debt and equity securities pledged as collateral purchases	—	(64.5)
Debt and equity securities pledged as collateral sales	30.4	99.8
Subsidiary purchases	(14.8)	(36.8)
Subsidiary sales	—	4.6
Premises and equipment additions	(14.0)	(3.4)
Premises and equipment disposals	—	25.9
Discontinued operations, net	1.2	6.6
Cash from (for) investing activities	(201.1)	173.5

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	308.8	445.7
Policyholder deposit fund withdrawals	(479.4)	(546.2)
Other indebtedness proceeds	—	25.0
Collateralized obligations repayments	(25.6)	(40.0)
Cash (for) financing activities	(196.2)	(115.5)
Change in cash and cash equivalents	(73.6)	175.8
Cash and cash equivalents, beginning of period	435.0	447.9
Cash and cash equivalents, end of period	$ 361.4	$ 623.7

Included in cash and cash equivalents above is cash pledged as collateral of $72.9 million and $76.2 million at June 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Three and Six Months Ended June 30, 2005 and 2004

	Three Months		Six Months
	2005	2004	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation (106,164; 18,693; 198,159; and 64,766 units)	$ 1.1	$ 0.2	$ 2.2	$ 0.9
Stock options awarded as compensation (368,957; 80,000; 418,957; and 210,000)	0.4	0.3	0.7	0.5

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation expense deferred on restricted stock units awarded	(1.1)	—	(2.1)	(0.5)
Compensation expense recognized on restricted stock units awarded	0.9	0.5	1.5	0.9

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income	22.4	14.4	31.8	31.0
Excess of cost over fair value of common shares contributed to employee savings plan	(0.5)	(0.5)	(0.8)	(0.8)
Common stock dividend declared ($0.16 per share)	(15.2)	(15.1)	(15.2)	(15.1)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Other comprehensive income (loss)	25.2	(76.9)	(5.1)	(46.8)

TREASURY STOCK:
Common shares contributed to employee savings plan (82,877; 91,804; 191,473; and 226,085 shares)	1.4	1.7	3.1	3.9
Change in stockholders’ equity	34.6	(75.4)	16.1	(26.0)
Stockholders’ equity, beginning of period	2,003.9	1,997.2	2,022.4	1,947.8
Stockholders’ equity, end of period	$ 2,038.5	$ 1,921.8	$ 2,038.5	$ 1,921.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 and 2004

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

Our unaudited interim condensed consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three and six-month periods in 2005 are not necessarily indicative of the results that may be expected for the year 2005.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2004 Annual Report on Form 10-K.

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

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for all stock-based compensation, follow:

Pro Forma Net Income and Earnings Per Share:	Three Months Ended		Six Months Ended
($ in millions, except per share data)	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$ 22.4	$ 14.4	$ 31.8	$ 31.0
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	0.3	0.3	0.5	0.5
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(1.5)	(1.4)	(2.8)	(2.7)
Pro forma net income	$ 21.2	$ 13.3	$ 29.5	$ 28.8

Basic earnings per share:
As reported	$ 0.24	$ 0.15	$ 0.33	$ 0.33
Pro forma	$ 0.22	$ 0.14	$ 0.31	$ 0.30
Diluted earnings per share:
As reported	$ 0.22	$ 0.14	$ 0.31	$ 0.30
Pro forma	$ 0.21	$ 0.13	$ 0.29	$ 0.28

See Note 9 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information related to stock-based compensation.

Nontraditional Long-Duration Contracts and Separate Accounts:  Effective January 1, 2004, we adopted the AICPA’s Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1.  SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  Our adoption of SOP 03-1 did not have a material effect on our consolidated financial statements.

Business combinations and divestitures

On May 2, 2005, we completed the acquisition of the minority interests in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%.  The effect of this acquisition is not material to our consolidated financial statements.

On January 14, 2005, we disposed of our equity interest in Aberdeen Asset Management PLC, or Aberdeen, for proceeds of $70.4 million, which resulted in a $7.0 million after-tax realized investment loss recognized in the first quarter of 2005.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for proceeds of $59.0 million.  We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received.  We may be entitled to additional earn-out consideration based on Lombard’s financial performance through 2006.

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL.  As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives.  During 2004, we incurred a $3.6 million net after-tax charge for an impairment of goodwill related to Main Street, offset by a $2.7 million after-tax gain on the sale of the retail affiliated broker-dealer operations.  Both the charge and the gain were recorded to realized investment gains and losses.  In addition, we incurred a $10.2 million net after-tax charge related to severance and lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting in connection with employee benefit plans.  During the second quarter of 2005, we realized a gain of $1.5 million related to contingent consideration based on gross distribution concessions earned by LPL during the first year following the sale.

Our unaudited interim condensed consolidated financial statements include the following expenses and certain transaction-related costs related to our retail affiliated broker-dealer operations sold during 2004:

Revenues and Direct Expenses of	Three Months Ended		Six Months Ended
Retail Affiliated Broker-Dealer Operations:	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Insurance and investment product fee revenues, net of eliminations	$ —	$ 14.0	$ —	$ 26.8
Direct other operating expenses, net of deferrals	$ —	$ 19.2	$ —	$ 44.7

2.

Business Segments

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth.  We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants.  We offer a broad range of life insurance, annuity and asset management products through a variety of independent distributors.  These products are managed within two operating segments—Life and Annuity and Asset Management.  We report our remaining activities in two non-operating segments—Venture Capital and Corporate and Other.

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

Segment assets, revenues and income information follows:

Segment Information on Assets:	June 30,	Dec 31,
($ in millions)	2005	2004

Segment assets
Life and annuity segment	$ 25,292.6	$ 25,117.0
Asset management segment	803.9	833.9
Operating segment assets	26,096.5	25,950.9
Venture capital segment	189.5	202.9
Corporate and other segment	2,343.9	2,185.8
Total segment assets	28,629.9	28,339.6
Net assets of discontinued operations	20.8	23.0
Total assets	$ 28,650.7	$ 28,362.6

Segment Information on Revenues and Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004
Segment revenues
Life and annuity segment	$ 552.9	$ 566.9	$ 1,109.0	$ 1,139.0
Asset management segment	59.0	66.5	120.0	136.7
Elimination of inter-segment revenues	1.9	1.1	4.1	1.8
Operating segment revenues	613.8	634.5	1,233.1	1,277.5
Venture capital segment	2.7	4.4	0.5	16.0
Corporate and other segment	15.2	12.8	29.4	29.0
Total segment revenues	631.7	651.7	1,263.0	1,322.5
Net realized investment gains (losses)	(7.8)	14.4	(25.7)	16.9
Total revenues	$ 623.9	$ 666.1	$ 1,237.3	$ 1,339.4

Segment income (loss)
Life and annuity segment	$ 58.7	$ 33.8	$ 102.7	$ 59.6
Asset management segment	0.1	0.1	(1.6)	0.2
Operating segment pre-tax income (loss)	58.8	33.9	101.1	59.8
Venture capital segment	2.7	4.4	0.5	16.0
Corporate and other segment	(16.4)	(16.0)	(32.7)	(28.7)
Total segment income before income taxes	45.1	22.3	68.9	47.1
Applicable income taxes	14.2	5.7	21.2	13.0
Total segment income	30.9	16.6	47.7	34.1
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	—	0.1
Net realized investment gains (losses), net of income taxes and other offsets	(1.8)	5.0	(7.3)	5.7
Restructuring costs, net of income taxes	(6.7)	(7.0)	(8.6)	(8.9)
Net income	$ 22.4	$ 14.4	$ 31.8	$ 31.0

3.

Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products of Phoenix Life and certain of its subsidiaries (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities.  It also includes the results of our closed block, which consists primarily of participating whole life products.  Segment information on assets, segment income and deferred policy acquisition costs follows:

Life and Annuity Segment Assets:	June 30,	Dec 31,
($ in millions)	2005	2004

Segment assets
Investments	$ 16,199.7	$ 16,273.4
Cash and cash equivalents	192.7	255.2
Receivables	210.5	222.2
Deferred policy acquisition costs	1,460.7	1,429.9
Goodwill and other intangible assets	13.2	10.2
Other general account assets	149.2	118.9
Separate accounts	7,066.6	6,807.2
Total segment assets	$ 25,292.6	$ 25,117.0

Life and Annuity Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004
Segment income
Premiums	$ 229.1	$ 238.2	$ 455.9	$ 470.9
Insurance and investment product fees	76.4	73.5	152.0	146.5
Broker-dealer commission and distribution fee revenues	—	13.0	—	29.5
Net investment income	247.4	242.2	501.1	492.1
Total segment revenues	552.9	566.9	1,109.0	1,139.0
Policy benefits, including policyholder dividends	428.1	437.1	857.1	886.1
Policy acquisition cost amortization	8.9	24.3	41.9	46.5
Other operating expenses	57.2	71.7	107.3	146.8
Total segment benefits and expenses	494.2	533.1	1,006.3	1,079.4
Segment income before income taxes	58.7	33.8	102.7	59.6
Allocated income taxes	19.1	10.2	33.1	17.4
Segment income	39.6	23.6	69.6	42.2
Net realized investment gains (losses), net of income taxes and other offsets	1.8	1.5	1.2	(2.0)
Restructuring charges, after income taxes	—	(5.4)	(0.1)	(6.2)
Segment net income	$ 41.4	$ 19.7	$ 70.7	$ 34.0

Life and Annuity segment income benefited from an adjustment, or “unlocking,” of assumptions primarily related to deferred policy acquisition costs, or DAC.  The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities.  The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million.  The net effect of the unlocking increased pre-tax segment income by $23.8 million.

Within the Life and Annuity segment, certain product lines have been reclassified from other life and annuity to the appropriate major product line.  Specifically, term life and an old block of corporate-owned life insurance were combined with participating life insurance and renamed traditional life.  Also, single premium deposit annuities, single premium immediate annuities, flexible annuities and certain other annuity product lines were combined with annuities.  These reclassifications have been made for all periods presented.

Life and Annuity Segment Revenues by Source:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004
Premiums
Traditional life insurance	$ 229.1	$ 238.2	$ 455.9	$ 470.9
Total premiums	229.1	238.2	455.9	470.9
Insurance and investment product fees
Variable universal life insurance	31.1	27.2	59.4	55.1
Universal life insurance	26.9	28.4	56.1	55.1
Other life insurance	0.4	0.9	0.4	2.7
Total, life insurance	58.4	56.5	115.9	112.9
Annuities	18.0	17.0	36.1	33.6
Total insurance and investment product fees	76.4	73.5	152.0	146.5
Broker-dealer commission and distribution fee revenues	—	13.0	—	29.5
Net investment income	247.4	242.2	501.1	492.1
Segment revenues	$ 552.9	$ 566.9	$ 1,109.0	$ 1,139.0

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Policy acquisition costs deferred	$ 33.2	$ 42.5	$ 66.0	$ 89.5
Costs amortized to expenses:
Recurring costs related to segment income	(8.9)	(24.3)	(41.9)	(46.5)
Decrease (increase) related to realized investment gains and losses	(1.0)	1.2	3.8	0.8
Offsets to net unrealized investment gains and losses included in other comprehensive income	(56.9)	87.3	2.9	53.7
Change in deferred policy acquisition costs	(33.6)	106.7	30.8	97.5
Deferred policy acquisition costs, beginning of period	1,494.3	1,358.5	1,429.9	1,367.7
Deferred policy acquisition costs, end of period	$ 1,460.7	$ 1,465.2	$ 1,460.7	$ 1,465.2

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

			Inception
Closed Block Assets and Liabilities:	June 30,	Dec 31,	(Dec 31,
($ in millions)	2005	2004	1999)

Debt securities	$ 7,140.3	$ 6,949.6	$ 4,773.1
Equity securities	92.7	90.8	—
Mortgage loans	145.9	181.9	399.0
Venture capital partnerships	61.9	52.4	—
Policy loans	1,347.7	1,363.4	1,380.0
Other invested assets	60.8	60.0	—
Total closed block investments	8,849.3	8,698.1	6,552.1
Cash and cash equivalents	96.6	100.5	—
Accrued investment income	116.6	118.8	106.8
Receivables	40.8	32.7	35.2
Deferred income taxes	347.8	359.7	389.4
Other closed block assets	22.0	24.0	6.2
Total closed block assets	9,473.1	9,333.8	7,089.7
Policy liabilities and accruals	9,776.6	9,686.9	8,301.7
Policyholder dividends payable	378.9	365.5	325.1
Policyholder dividend obligation	542.9	535.9	—
Other closed block liabilities	49.1	41.5	12.3
Total closed block liabilities	10,747.5	10,629.8	8,639.1
Excess of closed block liabilities over closed block assets	$ 1,274.4	$ 1,296.0	$ 1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligation:	from	June 30,
($ in millions)	Inception	2005	2004

Closed block revenues
Premiums	$ 5,604.3	$ 433.5	$ 453.5
Net investment income	3,039.8	268.6	281.1
Net realized investment gains (losses)	(105.7)	(14.6)	3.7
Total revenues	8,538.4	687.5	738.3
Policy benefits, excluding dividends	5,850.6	483.0	486.9
Other operating expenses	62.4	4.5	5.7
Total benefits and expenses, excluding policyholder dividends	5,913.0	487.5	492.6
Closed block contribution to income before dividends and income taxes	2,625.4	200.0	245.7
Policyholder dividends	2,167.1	166.9	210.8
Closed block contribution to income before income taxes	458.3	33.1	34.9
Applicable income taxes	160.7	11.5	12.3
Closed block contribution to income	$ 297.6	$ 21.6	$ 22.6

Policyholder dividend obligation
Policyholder dividends provided through earnings	$ 2,212.3	$ 166.9	$ 210.8
Policyholder dividends provided through other comprehensive income	478.9	42.4	(159.5)
Additions to policyholder dividend liabilities	2,691.2	209.3	51.3
Policyholder dividends paid	(2,094.5)	(188.9)	(184.7)
Increase (decrease) in policyholder dividend liabilities	596.7	20.4	(133.4)
Policyholder dividend liabilities, beginning of period	325.1	901.4	889.0
Policyholder dividend liabilities, end of period	921.8	921.8	755.6
Less: policyholder dividends payable, end of period	378.9	378.9	383.8
Policyholder dividend obligation, end of period	$ 542.9	$ 542.9	$ 371.8

4.

Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups—private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds, closed-end funds and managed accounts.  Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us.  Our private client business also provides transfer agency, accounting and administrative services to most of our open-end mutual funds.

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

We offer asset management services through our affiliated asset managers.  We provide these affiliated asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities.  On an ongoing basis, we monitor the quality of the affiliates’ products by assessing their performance, style consistency and the discipline with which they apply their investment process.  Segment information on assets, segment income, intangible assets and goodwill follows:

Asset Management Segment Assets:	June 30,	Dec 31,
($ in millions)	2005	2004

Segment assets
Investments	$ 12.6	$ 12.8
Cash and cash equivalents	43.0	50.0
Receivables	30.8	34.2
Intangible assets	291.1	308.4
Goodwill	415.8	416.9
Other assets	10.6	11.6
Total segment assets	$ 803.9	$ 833.9

Asset Management Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004
Segment income
Investment product fees	$ 51.5	$ 59.1	$ 105.4	$ 121.4
Broker-dealer commission and distribution fees	7.1	7.2	13.9	15.0
Net investment income	0.4	0.2	0.7	0.3
Total segment revenues	59.0	66.5	120.0	136.7
Intangible asset amortization	8.3	8.3	16.7	16.6
Other operating expenses	50.6	58.1	104.9	119.9
Total segment expenses	58.9	66.4	121.6	136.5
Segment income (loss) before income taxes	0.1	0.1	(1.6)	0.2
Allocated income taxes (benefit)	—	0.1	(0.4)	0.5
Segment income (loss)	0.1	—	(1.2)	(0.3)
Restructuring charges, net of income taxes	(5.1)	(0.2)	(5.2)	(0.3)
Net realized investment gains (losses), net of income taxes (benefit)	(0.1)	—	(0.2)	1.4
Segment net income (loss)	$ (5.1)	$ (0.2)	$ (6.6)	$ 0.8

Goodwill and intangible assets included in the Asset Management segment

Carrying Amounts of Intangible Assets and Goodwill:	June 30,	Dec 31,
($ in millions)	2005	2004

Asset management contracts with definite lives	$ 400.3	$ 401.2
Less: accumulated amortization	182.5	166.1
Intangible assets with definite lives	217.8	235.1
Asset management contracts with indefinite lives	73.3	73.3
Intangible assets	$ 291.1	$ 308.4

Goodwill	$ 415.8	$ 416.9

Activity in Intangible Assets and Goodwill:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004
Intangible assets
Asset purchases	$ —	$ —	$ 0.1	$ 1.8
Asset amortization	(8.3)	(8.3)	(16.7)	(16.6)
Restructuring adjustment	(0.5)	—	(0.5)	—
Purchase accounting adjustment	(0.2)	—	(0.2)	—
Change in intangible assets	(9.0)	(8.3)	(17.3)	(14.8)
Balance, beginning of period	300.1	328.6	308.4	335.1
Balance, end of period	$ 291.1	$ 320.3	$ 291.1	$ 320.3

Goodwill
Asset purchases	$ —	$ —	$ 0.1	$ 2.5
Purchase accounting adjustment	(1.2)	—	(1.2)	—
Change in goodwill	(1.2)	—	(1.1)	2.5
Balance, beginning of period	417.0	410.6	416.9	408.1
Balance, end of period	$ 415.8	$ 410.6	$ 415.8	$ 410.6

Upon acquisition, we calculate and record the fair value of definite-lived intangible assets based on their discounted cash flows.  To conduct subsequent tests for impairments, we calculate the current fair value of the asset, compare it to the recorded value, and record an impairment if warranted.  For purposes of our testing for goodwill and indefinite-lived intangible asset impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit’s tangible net assets.  Tests for impairments are performed at least annually or more frequently if warranted by changes in business conditions.  In the second quarter of 2005, we recorded a $1.2 million adjustment to goodwill, which related to our acquisition of the remaining minority interest in Seneca.

5.     Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:	June 30, 2005		December 31, 2004
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$ 759.2	$ 698.0	$ 679.1	$ 625.4
State and political subdivision	438.6	402.7	446.5	413.7
Foreign government	344.3	308.5	314.8	284.0
Corporate	7,585.9	7,247.6	7,365.4	7,040.7
Mortgage-backed	3,343.5	3,210.6	3,253.4	3,122.9
Other asset-backed	1,295.5	1,284.8	1,417.1	1,405.0
Available-for-sale debt securities	$ 13,767.0	$ 13,152.2	$ 13,476.3	$ 12,891.7

Amounts applicable to the closed block	$ 7,140.3	$ 6,671.9	$ 6,949.6	$ 6,515.2

Hilb Rogal and Hobbs Company common stock	$ 133.9	$ 42.1	$ 131.3	$ 42.1
Lombard International Assurance, S.A.	—	—	43.3	43.3
Other equity securities	141.1	131.9	129.7	113.9
Available-for-sale equity securities	$ 275.0	$ 174.0	$ 304.3	$ 199.3

Amounts applicable to the closed block	$ 92.7	$ 80.7	$ 90.8	$ 78.3

Our holdings in Hilb Rogal and Hobbs, or HRH, common stock as of June 30, 2005 are available to be used in November 2005 to settle stock purchase contracts issued by us.  Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million gain net of offsets for applicable deferred acquisition costs and income taxes).  See Note 6 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

On January 11, 2005, we closed the sale of our interest in Lombard to Friends Provident plc, or Friends Provident, for common shares in Friends Provident valued at $59.0 million as further described in Note 1 to our unaudited interim condensed consolidated financial statements in this Form 10-Q.  In connection with our disposition of Lombard, we entered into a total return swap agreement with a third party, which was settled with cash proceeds of $59.0 million on April 1, 2005 in exchange for all of our shares in Friends Provident.

Unrealized Gains and Losses from	June 30, 2005		December 31, 2004
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$ 62.4	$ (1.2)	$ 55.4	$ (1.7)
State and political subdivision	36.4	(0.5)	34.4	(1.6)
Foreign government	36.2	(0.4)	31.1	(0.3)
Corporate	378.7	(40.4)	364.2	(39.5)
Mortgage-backed	137.2	(4.3)	137.0	(6.5)
Other asset-backed	28.5	(17.8)	32.4	(20.3)
Debt securities gains (losses)	$ 679.4	$ (64.6)	$ 654.5	$ (69.9)
Debt securities net gains	$ 614.8		$ 584.6

Hilb Rogal and Hobbs Company, or HRH, common stock	$ 91.8	$ —	$ 89.2	$ —
Other equity securities	12.0	(2.8)	19.1	(3.3)
Equity securities gains (losses)	$ 103.8	$ (2.8)	$ 108.3	$ (3.3)
Equity securities net gains	$ 101.0		$ 105.0

Aging of Temporarily Impaired	June 30, 2005
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$ 28.8	$ (0.2)	$ 40.2	$ (1.0)	$ 69.0	$ (1.2)
State and political subdivision	12.2	(0.3)	46.1	(0.2)	58.3	(0.5)
Foreign government	33.8	(0.4)	10.8	—	44.6	(0.4)
Corporate	1,135.5	(19.6)	593.4	(20.8)	1,728.9	(40.4)
Mortgage-backed	265.3	(2.0)	198.1	(2.3)	463.4	(4.3)
Other asset-backed	291.8	(2.8)	147.6	(15.0)	439.4	(17.8)
Debt securities	$ 1,767.4	$ (25.3)	$ 1,036.2	$ (39.3)	$ 2,803.6	$ (64.6)
Common stock	32.9	(1.5)	4.8	(1.3)	37.7	(2.8)
Total temporarily impaired securities	$ 1,800.3	$ (26.8)	$ 1,041.0	$ (40.6)	$ 2,841.3	$ (67.4)

Amounts inside the closed block	$ 328.3	$ (7.4)	$ 349.5	$ (13.6)	$ 677.8	$ (21.0)

Amounts outside the closed block	$ 1,472.0	$ (19.4)	$ 691.5	$ (27.0)	$ 2,163.5	$ (46.4)

Amounts outside the closed block that are below investment grade	$ 135.2	$ (3.5)	$ 89.1	$ (13.7)	$ 224.3	$ (17.2)
After offsets for deferred acquisition cost adjustment and taxes		$ (1.7)		$ (5.2)		$ (6.9)

These securities are considered to be temporarily impaired at June 30, 2005 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Venture capital partnerships

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate the effect of any lag in reporting.

Components of Net Investment Income	Three Months Ended		Six Months Ended
Related to Venture Capital Partnerships:	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Net realized gains on partnership cash and stock distributions	$ 7.7	$ 3.9	$ 7.4	$ 0.2
Net unrealized gains (losses) on partnership investments	—	(0.4)	(14.6)	21.8
Partnership operating earnings (losses)	(4.4)	(1.7)	7.7	(2.6)
Net investment income	$ 3.3	$ 1.8	$ 0.5	$ 19.4

Amounts applicable to the closed block	$ 0.6	$ (2.6)	$ —	$ 3.4
Amounts applicable to the venture capital segment	$ 2.7	$ 4.4	$ 0.5	$ 16.0

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase (decrease) net investment income as follows:

Effect of Adjustment from Estimated Partnership	Three Months Ended		Six Months Ended
Results to Actual Partnership Financial Statements:	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Venture capital segment	$ 2.4	$ 0.2	$ (0.5)	$ 9.4
Closed block	(0.4)	(3.7)	(2.8)	1.0
Total	$ 2.0	$ (3.5)	$ (3.3)	$ 10.4

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Contributions	$ 14.6	$ 15.0	$ 31.5	$ 26.8
Equity in earnings of partnerships	3.3	1.8	0.5	19.4
Distributions	(17.0)	(17.0)	(35.9)	(31.8)
Change in venture capital partnerships	0.9	(0.2)	(3.9)	14.4
Venture capital partnership investments, beginning of period	250.5	249.5	255.3	234.9
Venture capital partnership investments, end of period	$ 251.4	$ 249.3	$ 251.4	$ 249.3

Affiliate equity securities

As of December 31, 2004, we owned 38.1 million shares of Aberdeen common stock, which represented 16.5% of the company’s outstanding common shares.  We acquired these shares between 1996 and 2001 at a total cost of $109.1 million, which, through November 18, 2004, we accounted for under the equity method of accounting based on our ability to significantly influence Aberdeen’s operations.  Effective November 18, 2004, we began accounting for Aberdeen as a trading equity security and subsequently recorded an unrealized gain of $55.1 million after-tax in the fourth quarter of 2004.  On January 14, 2005, we sold our equity holdings in Aberdeen to third parties for proceeds of $70.4 million, resulting in an after-tax realized loss of $7.0 million in the first quarter of 2005.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Debt securities	$ 199.4	$ 191.8	$ 396.7	$ 383.5
Equity securities	3.0	1.6	5.1	2.0
Mortgage loans	4.2	5.4	10.6	11.3
Venture capital partnerships	3.3	1.8	0.5	19.4
Policy loans	40.6	41.7	81.3	83.9
Other investments	5.3	9.1	20.8	21.0
Cash and cash equivalents	1.8	1.0	3.5	1.7
Total investment income	257.6	252.4	518.5	522.8
Less: investment expenses	2.0	1.9	5.1	4.7
Net investment income, general account investments	255.6	250.5	513.4	518.1
Debt and equity securities pledged as collateral (Note 7)	12.5	8.8	23.4	18.9
Net investment income	$ 268.1	$ 259.3	$ 536.8	$ 537.0

Amounts applicable to the closed block	$ 134.8	$ 133.5	$ 268.6	$ 281.1

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Debt security impairments	$ (8.5)	$ (1.2)	$ (20.7)	$ (4.0)
Other invested asset impairments	—	—	—	(3.3)
Mortgage loan impairments	(0.8)	—	(0.8)	—
Debt and equity securities pledged as collateral impairments	(0.7)	(3.6)	(1.0)	(8.3)
Impairment losses	(10.0)	(4.8)	(22.5)	(15.6)
Debt security transaction gains	8.7	9.0	11.8	19.2
Debt security transaction losses	(8.6)	(2.9)	(18.9)	(6.1)
Equity security transaction gains	0.9	11.2	1.4	13.8
Equity security transaction losses	(0.5)	(0.5)	(2.0)	(0.9)
Mortgage loan transaction gains	—	—	—	0.2
Debt and equity securities pledged as collateral	(0.5)	—	0.2	—
Affiliate transactions	—	—	3.7	—
Other invested asset transaction gains	2.2	2.4	0.6	6.3
Net transaction gains (losses)	2.2	19.2	(3.2)	32.5
Net realized investment gains (losses)	$ (7.8)	$ 14.4	$ (25.7)	$ 16.9

Net realized investment gains (losses)	$ (7.8)	$ 14.4	$ (25.7)	$ 16.9
Applicable closed block policyholder dividend obligation	(6.7)	7.2	(11.1)	7.3
Applicable deferred policy acquisition costs	1.0	(1.2)	(3.8)	(0.8)
Applicable deferred income taxes (benefit)	(0.3)	4.6	(3.5)	5.9
Offsets to realized investment gains	(6.0)	10.6	(18.4)	12.4
Net realized investment gains (losses) included in net income	$ (1.8)	$ 3.8	$ (7.3)	$ 4.5

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Debt securities	$ 250.3	$ (507.8)	$ 30.1	$ (272.7)
Equity securities	(7.5)	(14.2)	(4.1)	9.9
Debt and equity securities pledged as collateral	10.8	(46.1)	(24.1)	(27.5)
Other investments	—	(4.4)	—	(2.5)
Net unrealized investment gains (losses)	$ 253.6	$ (572.5)	$ 1.9	$ (292.8)

Net unrealized investment gains (losses)	$ 253.6	$ (572.5)	$ 1.9	$ (292.8)
Applicable closed block policyholder dividend obligation	158.8	(317.9)	33.4	(157.9)
Applicable deferred policy acquisition costs (benefit)	56.9	(87.3)	(2.9)	(53.7)
Applicable deferred income taxes (benefit)	9.0	(42.5)	(1.5)	(18.0)
Offsets to net unrealized investment gains (losses)	224.7	(447.7)	29.0	(229.6)
Net unrealized investment gains (losses) included in other comprehensive income	$ 28.9	$ (124.8)	$ (27.1)	$ (63.2)

6.

Financing Activities

Stock purchase contracts and indebtedness

In November 2002, we issued stock purchase contracts in a public offering.  The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of HRH common stock in the fourth quarter of 2005.

Stock Purchase Contracts:	June 30, 2005		December 31, 2004
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Stock purchase contracts stated amount	$ 139.6	$ 124.6	$ 141.1	$ 131.9
Settlement amount adjustment	(15.0)	—	(9.2)	—
Stock purchase contracts	$ 124.6	$ 124.6	$ 131.9	$ 131.9

Indebtedness:	June 30, 2005		December 31, 2004
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

6.95% surplus notes	$ 30.2	$ 34.4	$ 30.2	$ 34.4
7.15% surplus notes	173.9	180.4	173.9	174.8
Equity units	153.7	217.6	153.7	227.8
Senior unsecured bonds	300.0	309.0	300.0	306.7
Revolving credit facility	25.0	25.0	25.0	25.0
Interest rate swap	6.3	6.3	8.0	8.0
Total indebtedness	$ 689.1	$ 772.7	$ 690.8	$ 776.7

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million).  Each equity unit is composed of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note).  The notes bear interest at an annual rate of 6.6% and $25 principal amount per note is initially due in February 2008.  On or after November 2005 the notes will be remarketed as senior unsecured obligations and the interest rate will be reset at that time.  The holders of the purchase contracts will be paid a contract adjustment payment at a rate of 0.65% per year and have agreed to purchase a minimum 2.8343 shares (17,423,859 shares aggregate) and a maximum of 3.4578 shares (21,256,826 shares aggregate) of our common stock, depending on its quoted market price, in February 2006.  We can provide these shares through issuance of treasury or new shares or by purchasing shares in the open market.  The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception.

Common stock dividends

On April 28, 2005, we declared a cash dividend of $0.16 per share, which was paid on July 11, 2005 to shareholders of record on June 13, 2005.  In the prior year, we declared a dividend of $0.16 per share on April 29, 2004 to our shareholders of record on June 14, 2004; we paid that dividend on July 12, 2004.

7.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities.  We serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the three in the table below.  These eight collateralized obligation trusts are investment trusts with aggregate assets of $2.6 billion that are primarily invested in a variety of fixed income securities acquired from third parties.  These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account.  The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees.  Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates’ advisory fees.  Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the eight collateralized obligation trusts is $77.1 million at June 30, 2005 ($28.7 million of which relates to trusts that are consolidated).  Of that exposure, $54.3 million ($20.0 million of which relates to trusts that are consolidated) relates to investment grade debt securities.

We consolidated three collateralized obligation trusts as of June 30, 2005 and 2004.  As of June 30, 2005, our direct investment in these three consolidated collateralized obligation trusts is $28.7 million ($20.0 million of which is an investment grade debt security as of June 30, 2005).  We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.8 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively, related to these three consolidated collateralized obligation trusts.

Consolidated Variable Interest Entities:	June 30,	Dec 31,
($ in millions)	2005	2004

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I	$ 76.4	$ 94.4
Phoenix CDO II	284.8	294.5
Phoenix-Mistic 2002-1 CDO, Ltd.	950.7	967.0
Total	$ 1,311.9	$ 1,355.9

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity, callable as of March 31, 2002)	$ 113.1	$ 127.3
Phoenix CDO II (December 2012 mandatorily redeemable, callable as of April 30, 2004)	318.2	329.4
Phoenix-Mistic 2002-1 CDO, Ltd. (September 2014 maturity, callable September 15, 2005)	891.6	898.5
Total	$ 1,322.9	$ 1,355.2

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $1,222.4 million and $1,278.8 million at June 30, 2005 and December 31, 2004, respectively.  In addition, cash and accrued investment income of $89.5 million and $77.1 million are included in these amounts at June 30, 2005 and December 31, 2004, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $1,236.6 million and $1,253.4 million at June 30, 2005 and December 31, 2004, respectively, and non-recourse derivative cash flow hedge liabilities of $86.3 million (notional amount of $1,082.7 million with maturities of 2005-2013) and $101.8 million (notional amount of $1,118.2 million with maturities of 2005-2013) at June 30, 2005 and December 31, 2004, respectively.  Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities are $30.3 million and $37.7 million at June 30, 2005 and December 31, 2004, respectively.

Fair Value and Cost of Debt and Equity Securities	June 30, 2005		December 31, 2004
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$ 1,221.5	$ 1,127.6	$ 1,276.9	$ 1,159.9
Equity securities pledged as collateral	0.9	0.4	1.9	0.4
Total debt and equity securities pledged as collateral	$ 1,222.4	$ 1,128.0	$ 1,278.8	$ 1,160.3

Gross and Net Unrealized Gains and Losses from	June 30, 2005		December 31, 2004
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$ 112.4	$ (18.5)	$ 131.3	$ (14.3)
Equity securities pledged as collateral	0.6	(0.1)	1.6	(0.1)
Total	$ 113.0	$ (18.6)	$ 132.9	$ (14.4)
Net unrealized gains	$ 94.4		$ 118.5

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $18.5 million at June 30, 2005.  Debt securities with a fair value less than 80% of the security’s amortized cost totaled $11.6 million at June 30, 2005.  The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at June 30, 2005.

We recognized a $1.0 million and a $8.3 million charge to earnings in the six months ended June 30, 2005 and 2004, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.  Of the 2005 and 2004 charge, $0.0 million and $3.7 million, respectively, relate to our direct investment in these consolidated trusts.

The effect of the method of consolidation of these three collateralized debt obligation trusts was to decrease our net income by $0.8 million and $4.6 million for the six months ended June 30, 2005 and 2004, respectively, and to decrease our stockholders’ equity by $70.0 million and $67.5 million as of June 30, 2005 and December 31, 2004, respectively.

The above non-cash charges to earnings and stockholders’ equity primarily relate to realized investment and unrealized investment and derivative cash flow gains (losses) within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations.  Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

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

The amount of derivative cash flow hedge ineffectiveness recognized for the three and six months ended June 30, 2005 and 2004 is not material to our consolidated financial statements.

Two of the three consolidated collateralized debt obligation trusts became callable in prior periods.  The third, Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, will become callable on September 15, 2005 by its bondholders and will, thereby, be subject to liquidation at their discretion.  If this issue were to be called, any remaining assets of the trust, in excess of remaining liabilities, would be distributed to the trust’s equity investors, including our life insurance subsidiary, pro rata based upon the amounts originally invested.  As of June 30, 2005, Mistic’s assets exceeded its liabilities by $59.1 million.  Liquidation of this trust would result in a reduction to zero of all of our assets, liabilities and accumulated other comprehensive income associated with this trust, with our life insurance subsidiary’s share of any residual balance recorded to earnings.  Asset Management’s assets under management associated with Mistic as of June 30, 2005 were $1.2 billion, and the annual level of fees earned by us is approximately $2.4 million, of which $1.9 million relates to the Asset Management segment.

8.

Income Taxes

For the three and six months ended June 30, 2005 and 2004, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Income taxes at statutory rate	$ 11.5	$ 7.2	$ 15.9	$ 15.3
Tax advantaged investment income	(1.5)	(1.3)	(3.0)	(2.7)
Realized losses on available-for-sale securities pledged as collateral	0.4	1.3	0.3	1.6
Other, net	(0.2)	(1.0)	(0.2)	(0.9)
Income taxes applicable to continuing operations	$ 10.2	$ 6.2	$ 13.0	$ 13.3

Effective income tax rates	31.1%	30.2%	28.7%	30.5%

9.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.  The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$ 2.6	$ 2.7	$ 5.3	$ 6.0
Interest cost	8.4	8.2	16.8	16.2
Expected return on plan assets	(8.2)	(7.1)	(16.4)	(15.2)
Net loss amortization	1.6	1.0	3.1	2.2
Prior service cost amortization	0.3	0.2	0.5	0.5
Net transition asset amortization	—	(0.6)	—	(1.2)
Loss on curtailment	—	0.6	—	0.6
Pension benefit cost	$ 4.7	$ 5.0	$ 9.3	$ 9.1

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$ 0.5	$ 0.3	$ 0.9	$ 0.8
Interest cost	0.9	1.1	1.9	2.2
Net gain amortization	—	—	(0.1)	—
Prior service cost amortization	(0.4)	(0.4)	(0.8)	(1.1)
Gain on curtailment	—	(7.4)	—	(7.4)
Other postretirement benefit cost	$ 1.0	$ (6.4)	$ 1.9	$ (5.5)

Savings plans

During the three months ended June 30, 2005 and 2004, we incurred costs of $0.9 million and $1.3 million, respectively, for contributions to our employer-sponsored savings plans.  During the six months ended June 30, 2005 and 2004, we incurred costs of $2.3 million and $3.3 million, respectively, for contributions to our employer-sponsored savings plans.

Prior to July 1, 2005, our contributions to sponsored savings plans were made to the Phoenix Common Stock Fund. Effective July 1, 2005, employees have the option of investing the employer match in our savings and investment benefit plans in any investment option available in the plan.  During the three months ended June 30, 2005 and 2004, we contributed 82,877 and 91,804 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $1.3 million and $1.7 million and an aggregate market value of $0.9 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively.  During the six months ended June 30, 2005 and 2004, we contributed 191,473 and 226,085 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $3.0 million and $3.8 million and an aggregate market value of $2.3 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively.

Stock-based compensation

Stock Option Activity:	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Number	Weighted-	Number	Weighted-	Number	Weighted-	Number	Weighted-
	Of	Average	of	Average	of	Average	of	Average
	Common	Exercise	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	4,273,378	$ 15.03	4,549,689	$ 15.37	4,329,983	$ 15.05	4,627,856	$ 15.45
Granted	368,957	11.14	80,000	10.42	418,957	11.35	210,000	12.02
Exercised	(6,261)	9.07	(1,858)	9.07	(12,441)	9.07	(1,858)	9.07
Canceled	(103,202)	15.06	(35,674)	15.27	(203,627)	15.26	(109,583)	15.90
Forfeited	—	—	(198,982)	13.13	—	—	(333,240)	14.08
Outstanding, end of period	4,532,872	$ 14.72	4,393,175	$ 15.39	4,532,872	$ 14.72	4,393,175	$ 15.39

During the three months ended June 30, 2005, we granted 368,957 stock options which vest over three years.  These options had a weighted-average fair value of $2.62 per option ($1.0 million aggregate) which we are expensing over their three-year vesting periods.  During the three months ended June 30, 2004, we granted 80,000 stock options which vest over three years.  These options had a fair value of $3.86 per option ($0.3 million aggregate) which we are expensing over their three-year vesting period.

At June 30, 2005, 3.6 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.71.  At June 30, 2005, the weighted-average remaining contractual life for all options outstanding was 7.5 years.

Restricted stock units (RSUs)

RSU Activity at Weighted-Average Grant Price:	Six Months Ended June 30,
	2005		2004
	RSUs	Price	RSUs	Price

Outstanding, beginning of year	1,649,888	$ 10.61	1,436,843	$ 10.47
Awarded, three months ended March 31,	91,995	12.84	46,073	14.03
Outstanding, March 31,	1,741,883	10.73	1,482,916	10.58
Awarded, three months ended June 30,	106,164	11.24	18,693	12.25
Canceled	(9,903)	12.91	—	—
Outstanding, end of period	1,838,144	$ 10.75	1,501,609	$ 10.60

Generally, the shares underlying these awards, which are or become vested, will be issued on the later of June 26, 2006 or each employee’s and each director’s respective termination or retirement.

10.

Earnings Per Share

Shares Used in Calculation of Basic and	Three Months Ended		Six Months Ended
Diluted Earnings per Share:	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Weighted-average common shares outstanding	95,034	94,644	94,982	94,569
Effect of potential common shares:
Equity units	4,178	5,050	4,849	5,482
Restricted stock units	1,788	1,483	1,748	1,464
Director and employee stock options	116	117	144	130
Dilutive potential common shares	6,082	6,650	6,741	7,076
Weighted-average common shares outstanding and dilutive potential common shares	101,116	101,294	101,723	101,645

Employee Stock Options and Equity Units excluded from
Calculation due to Anti-dilutive Exercise Prices:
(i.e., in excess of average common share market prices)
Stock options	3,409	3,686	3,399	3,651
Equity units	—	—	—	—

11.

Contingent Liabilities

In addition to the matters discussed below, we are, in the normal course of business, involved in litigation both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer.  In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers.  While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition.  However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $86.0 million as of June 30, 2005 and $110.0 million as of December 31, 2004.  Our total amounts recoverable from retrocessionaires related to paid losses were $62.0 million as of June 30, 2005 and $60.0 million as of December 31, 2004.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three and six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, we have a reinsurance recoverable balance related to paid losses of $35.0 million from a retrocessionaire that had been the subject of an appeal of a London arbitration decision.  In June 2003, the arbitration panel issued a decision, which upheld in all material respects the retrocessional obligations to us.  The retrocessionaire appealed the arbitration decision only with respect to the Unicover business.  We received a favorable decision from the Court of Appeals in December 2004.  In January 2005, the retrocessionaire submitted a request to the House of Lords to review the decision.  In April 2005, the House of Lords refused to review the decision.  Subsequently, this retrocessionaire disputed the propriety of certain billings totaling $25.0 million of the reinsurance recoverable balance.  As a result, the dispute has been the subject of further arbitration proceedings.  In July 2005, the panel determined that the retrocessionaire was not liable for these billings.  We will seek permission to appeal this decision.  There have been no additional material developments concerning our discontinued reinsurance disputes, as described in Note 17 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, during the three and six months ended June 30, 2005.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance.  Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the Company’s primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the Company’s insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (v) downgrades in the financial strength ratings of the Company’s subsidiaries or in the Company’s credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the Company’s continued success in achieving planned expense reductions; (ix) the effects of closing the Company’s retail brokerage operations; and (x) other risks and uncertainties described in any of the Company’s filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS  OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of June 30, 2005 as compared to December 31, 2004; our consolidated results of operations for the three and six months ended June 30, 2005 and 2004; and, where appropriate, factors that may affect our future financial performance.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2004 in our 2004 Annual Report on Form 10-K.

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

We manufacture our products through two operating segments—Life and Annuity and Asset Management—which include three product lines—life insurance, annuities and asset management.  Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal, whole and term life insurance, a range of variable annuity offerings and other products and services, including executive benefits and private placement life and annuity products.

Asset Management comprises two lines of business—private client and institutional.  Through our private client line of business, we provide investment management services principally on a discretionary basis, with products consisting of open-end mutual funds and managed accounts.  Through our institutional group, we provide discretionary investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds.

We report our remaining activities in two non-operating segments—Venture Capital and Corporate and Other.  Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties.  These assets are investments of the general account of Phoenix Life and certain of its subsidiaries (together, our Life Companies).  Corporate and Other includes:  indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently.  These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

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

•

ability to maintain expenses in accordance with our pricing assumptions; and

•

policies’ persistency (the percentage of policies remaining in force from year to year as measured by premiums);

•

the amount and composition of assets under management;

•

the maintenance of our target spreads between the rate of earnings on our investments and dividend and interest rates credited to customers; and

•

our ability to manage expenses.

Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends.  As of June 30, 2005, 73% of our policy liabilities and accruals were for participating policies.  As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends.  Our net income is reduced by the amounts of these dividends.  Policyholder dividend expense was $167.2 million and $211.2 million during the six months ended June 30, 2005 and 2004, respectively.

Our sales and financial results over the last several years have been affected by demographic, industry and market trends. The baby boom generation has entered its prime savings years.  Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their postretirement financial needs. Product preferences have shifted between fixed and variable options depending on market and economic conditions.  We believe these trends will have a positive effect on sales of our balanced product portfolio including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts.

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

Other Recent Acquisitions and Divestitures

On May 2, 2005, we completed the acquisition of the minority interests in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%.  The effect of this acquisition is not material to our consolidated financial statements.

During the quarter ended March 31, 2005, we closed the sale of our equity interest in Aberdeen Asset Management PLC, or Aberdeen, which resulted in an after-tax loss of $7.0 million and we closed the sale of our interests in Lombard International Assurance S.A., or Lombard, which resulted in an after-tax gain of $9.3 million.

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL.  As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives.

During 2004, we incurred a $3.6 million net after-tax charge for an impairment of goodwill related to Main Street, offset by a $2.7 million after-tax gain on the sale of the retail affiliated broker-dealer operations.  Both the charge and the gain were recorded to realized investment gains and losses.  In addition, we incurred a $10.2 million net after-tax charge related to severance and lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting in connection with employee benefit plans.  During the second quarter of 2005, we realized a gain of $1.5 million related to contingent consideration based on gross distribution concessions earned by LPL during the first year following the sale. See Note 1 of our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

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

Nontraditional Long-Duration Contracts and Separate Accounts:  Effective January 1, 2004, we adopted the AICPA’s Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1.  SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  Our adoption of SOP 03-1 did not have a material effect on our consolidated financial statements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with GAAP.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  See our 2004 Annual Report on Form 10-K for a description of our critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

REVENUES:
Premiums	$ 229.1	$ 238.2	$ (9.1)	$ 455.9	$ 470.9	$ (15.0)
Insurance and investment product fees	127.4	134.0	(6.6)	256.4	270.1	(13.7)
Broker-dealer commission and distribution fee revenues	7.1	20.2	(13.1)	13.9	44.5	(30.6)
Investment income, net of expenses	268.1	259.3	8.8	536.8	537.0	(0.2)
Net realized investment gains	(7.8)	14.4	(22.2)	(25.7)	16.9	(42.6)
Total revenues	623.9	666.1	(42.2)	1,237.3	1,339.4	(102.1)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	340.0	341.3	(1.3)	683.3	686.9	(3.6)
Policyholder dividends	83.4	105.3	(21.9)	167.2	211.2	(44.0)
Policy acquisition cost amortization	9.9	23.1	(13.2)	38.1	45.7	(7.6)
Intangible asset amortization	8.8	8.3	0.5	17.2	16.6	0.6
Interest expense on indebtedness	11.4	9.9	1.5	22.5	19.7	2.8
Interest expense on non-recourse collateralized obligations	10.3	7.5	2.8	19.2	16.4	2.8
Other operating expenses	127.3	150.2	(22.9)	244.5	299.3	(54.8)
Total benefits and expenses	591.1	645.6	(54.5)	1,192.0	1,295.8	(103.8)
Income before income taxes and minority interest	32.8	20.5	12.3	45.3	43.6	1.7
Applicable income taxes	10.2	6.2	4.0	13.0	13.3	(0.3)
Income before minority interest	22.6	14.3	8.3	32.3	30.3	2.0
Minority interest in net income of subsidiaries	(0.2)	—	(0.2)	(0.5)	—	(0.5)
Equity in undistributed earnings of affiliates	—	0.3	(0.3)	—	0.6	(0.6)
Income from continuing operations	22.4	14.6	7.8	31.8	30.9	0.9
Income from discontinued operations	—	(0.2)	0.2	—	0.1	(0.1)
Net income	$ 22.4	$ 14.4	$ 8.0	$ 31.8	$ 31.0	$ 0.8

Executive Overview and Outlook

Second quarter 2005 net income of $22.4 million, or $0.22 per diluted share, was higher than the second quarter 2004 net income of $14.4 million, or $0.14 per diluted share, primarily as a result of higher earnings from our Life and Annuity segment, somewhat offset by lower realized investment gains.  In the 2005 quarter, total segment income was $30.9 million, or $0.31 per diluted share, an 86% increase from the $16.6 million, or $0.16 per diluted share, reported in the 2004 second quarter, reflecting substantially improved operating results from our Life and Annuity segment, somewhat offset by lower Venture Capital segment results and a slightly higher effective tax rate.  A reconciliation of segment income to net income follows in the Results of Operations by Segment section contained in this analysis.  Second quarter 2005 net income and total segment income results reflect a $15.5 million, or $0.15 per diluted share, after-tax benefit from the adjustment, or “unlocking,” of assumptions primarily related to deferred policy acquisition costs, or DAC, and reflects our strong life insurance mortality experience, partially offset by interest rate and spread DAC adjustments for our annuity block.

Without the DAC unlocking, Life and Annuity earnings were solid, up 4% year over year, driven by life results.  Life insurance fundamentals remained strong and expense reductions are falling to the bottom line, even after investing in product development, distribution and technology.

Second quarter year-to-date 2005 net income of $31.8 million, or $0.31 per diluted share, is essentially flat with the second quarter year-to-date 2004 net income of $31.0 million, or $0.30 per diluted share as a result of improved results from Life and Annuity (which includes the aforementioned $15.5 million second quarter unlocking gain), offset by lower Asset Management, Venture Capital and Corporate and Other segment results and higher realized investment losses. Second quarter year-to-date 2005 total segment income of $47.7 million, or $0.47 per diluted share, rose 40% from $34.1 million, or $0.34 per diluted share in the 2004 period as a result of improved results from Life and Annuity (which includes the $15.5 million second quarter unlocking gain), offset by lower Asset Management, Venture Capital and Corporate and Other segment results.

Overall, the second quarter of 2005 reflected continued progress in our two operating segments despite an uneven equity market and continued low interest rate environment.  We have just completed a three-month period of concentrated product introductions that included 16 new products—eight mutual funds, three asset allocation funds, three life insurance products and two annuity products—which position us well for the balance of the year and into 2006.  At the same time, we continued efforts to restructure our asset management business.

Life and Annuity segment income for the second quarter and year-to-date 2005 periods reflected improvements in investment and mortality margins, continued strong persistency, and the benefit of expense reductions.  Life insurance pre-tax income of $68.3 million and $106.3 million for the second quarter and year-to-date 2005 periods, respectively, include a $34.5 million pre-tax benefit from the unlocking of DAC assumptions, primarily related to better mortality in our life insurance blocks.  Losses in the Annuity line of $9.6 million and $3.6 million for the second quarter and year-to-date 2005 periods reflected a $10.7 million pre-tax charge related to the unlocking of DAC assumptions for interest rates and spreads.

Second quarter and year-to-date 2005 Asset Management earnings and net flows were unsatisfactory, reflecting both uneven market conditions and outflows resulting from underperformance in certain equity strategies.  Asset Management had segment income of $0.1 million in the second quarter and recorded a $1.6 million pre-tax loss in the year-to-date period.  Revenues dropped 11% in the quarter due to lower assets under management while expenses dropped 11%, reflecting the results of our expense reduction initiatives and lower incentive compensation.  Sales for the six-month period were slightly higher than a year ago, but so were redemptions.  Relative investment performance continues to be the main reason for the outflows.  In general, good performance in our fixed income and specialty areas such as real estate investment trusts contributed to inflows, while underperformance in certain equity strategies caused the outflows.  We are focused on improving both relative performance and the profitability of this business.

Venture Capital produced a modest gain in the second quarter of 2005 as a result of a low level of liquidity events in our portfolio.  Corporate and Other had a segment pre-tax loss of $16.4 million, compared to a $16.0 million loss in 2004.

Our capital and liquidity positions were strong at June 30, 2005.  Stockholders’ equity, excluding accumulated other comprehensive income, is $2 billion, leverage was a modest 25% and holding company liquidity remained adequate. Finally, Phoenix Life’s statutory capital, surplus and surplus notes grew to $843.4 million with a commensurate increase in risk-based capital.  Phoenix Life’s year-to-date 2005 statutory gain from operations was $33.0 million, driven in part by expense savings from the 2004 sale of our affiliated distribution.

Three and six months ended June 30, 2005 vs. June 30, 2004

As discussed previously, net income benefited from an unlocking of assumptions primarily related to DAC.  The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities.  The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million.  The net effect of the unlocking increased pre-tax net income by $23.8 million.

Premium revenue for the three and six months ended June 30, 2005 decreased $9.1 million, or 4%, and $15.0 million, or 3%, from the comparable periods in 2004, primarily due to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums.

Insurance and investment product fees for the three and six months ended June 30, 2005 decreased $6.6 million, or 5%, and $13.7 million, or 5%, from the comparable periods in 2004.  Asset Management fees decreased by $7.6 million and $16.0 million for the three and six-month periods in 2005 due to lower billable assets under management.  Approximately 54% of our asset management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.  These decreases were offset by Life and Annuity fees, which increased $2.9 million and $5.5 million for the three and six-month periods in 2005.  Life and Annuity insurance and investment product fees increased due to higher universal life, variable universal life and annuity fees, as detailed in the revenue by product discussion that follows.

Broker-dealer commission and distribution fee revenues for the three and six months ended June 30, 2005 decreased $13.1 million, or 65%, and $30.6 million, or 69%, from the comparable periods in 2004.  This principally related to the Life and Annuity segment, where revenues decreased $13.0 million and $29.5 million due to the sale of our retail affiliated broker-dealer operations in May 2004.  Asset Management broker-dealer commission and distribution fee revenues were relatively flat for the three-month period and decreased modestly for the six-month period in 2005, primarily as a result of decreased equity trading.

Net investment income for the three months ended June 30, 2005 increased $8.8 million from the comparable period in 2004, primarily due to higher earning rates on debt and equity securities, which resulted from longer durations in the applicable portfolios.  For the six months ended June 30, 2005, net investment income remained relatively flat.

Net realized investment gains for the three and six months ended June 30, 2005 changed from a gain of $14.4 million in 2004 to a loss of $7.8 million in 2005 and a gain of $16.9 million in 2004 to a loss of $25.7 million in 2005, respectively.  The 2005 results include a $10.7 million pre-tax realized loss related to our sale of Aberdeen, a $14.7 million pre-tax realized gain related to our sale of Lombard and $22.5 million of impairments (before offsets for policyholder dividend obligation, deferred acquisition costs and taxes).  There were $33.0 million of debt and equity transaction gains in 2004 compared to $13.2 million in 2005 for the same period.

Policyholder benefits, including dividends, for the three and six months ended June 30, 2005 decreased $23.2 million, or 5%, and $47.6 million, or 5% from the comparable periods in 2004.  These decreases were primarily due to the change in the policyholder dividend obligation liability, which decreased dividend expense by $10.1 million and $29.2 million for the three and six-month periods in 2005, and from the effect of realized gains on the policyholder dividend obligation, which decreased dividend expense by $13.9 million and $18.4 million for the three and six-month periods in 2005.

Policy acquisition cost amortization for the three and six months ended June 30, 2005 decreased $13.2 million, or 57%, and $7.6 million, or 17%, from the comparable periods in 2004.  This decrease is primarily due to the effects of unlocking, as discussed above, offset by higher amortization for annuities.

Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses decreased $22.9 million, or 15%, and $54.8 million, or 18%, for the three and six months ended June 30, 2005 from the comparable periods in 2004.  For the three and six months ended June 30, 2005, Life and Annuity expenses decreased $14.5 million and $39.5 million and Asset Management expenses decreased $7.5 million and $15.0 million.  Life and Annuity expenses decreased due to lower broker-dealer commissions and reduced operating expenses for the three and six-month periods in 2005, respectively, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004.  In addition, non-deferred expenses declined as a result of our ongoing expense reduction initiatives.  Asset

Management compensation related expenses decreased $5.3 million and $10.9 million and non-compensation related expenses decreased $2.2 million and $4.1 million for the three and six-month periods in 2005.

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

The criteria used to identify an item that will be excluded from segment income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a business restructuring or a change in the regulatory requirements, or relates to other unusual circumstances (e.g., non-routine litigation).  We include information on other items allocated to our segments in their respective notes for information only.  Items excluded from segment income may vary from period to period.  Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist.  Segment income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

Results of Operations by Segment	Three Months Ended		Six Months Ended
as Reconciled to Consolidated Net Income:	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Segment Income (Loss)
Life and annuity segment	$ 58.7	$ 33.8	$ 102.7	$ 59.6
Asset management segment	0.1	0.1	(1.6)	0.2
Operating segment pre-tax income	58.8	33.9	101.1	59.8
Venture capital segment	2.7	4.4	0.5	16.0
Corporate and other segment:
Interest expense on indebtedness	(11.4)	(9.9)	(22.5)	(19.7)
Other	(5.0)	(6.1)	(10.2)	(9.0)
Total segment income before income taxes	45.1	22.3	68.9	47.1
Applicable income taxes	14.2	5.7	21.2	13.0
Total segment income	30.9	16.6	47.7	34.1
Income (loss) from discontinued operations	—	(0.2)	—	0.1
Net realized investment gains (losses), net of income taxes and other offsets	(1.8)	5.0	(7.3)	5.7
Restructuring costs, net of income taxes	(6.7)	(7.0)	(8.6)	(8.9)
Net income	$ 22.4	$ 14.4	$ 31.8	$ 31.0

Total segment income return on equity was 4.8% and 3.6% for the six months ended June 30, 2005 and 2004, respectively.  Total segment return on equity is calculated as total segment income as a percentage of the average of beginning and end of year adjusted stockholders’ equity as follows:

Total Segment Return on Equity:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Stockholders’ equity, end of period	$ 2,038.5	$ 1,921.8	$ 2,038.5	$ 1,921.8
Adjustments for:
Accumulated other comprehensive (income) loss	(52.9)	(16.9)	(52.9)	(16.9)
Accumulated realized losses in retained earnings related to consolidated collateralized obligation trusts	54.9	45.8	54.9	45.8
Stockholders’ equity attributed to discontinued operations	(23.0)	(28.8)	(23.0)	(28.8)
Adjusted stockholders’ equity, end of period	$ 2,017.5	$ 1,921.9	$ 2,017.5	$ 1,921.9
Adjusted stockholders’ equity, average	2,012.2	1,909.5	2,006.5	1,909.5
Total segment income	$ 30.9	$ 16.6	$ 47.7	$ 34.1
Total segment return on equity (annualized)	6.1%	3.5%	4.8%	3.6%

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

Life and Annuity Segment

Summary Life and Annuity	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Results of operations
Premiums	$ 229.1	$ 238.2	$ (9.1)	$ 455.9	$ 470.9	$ (15.0)
Insurance and investment product fees	76.4	73.5	2.9	152.0	146.5	5.5
Broker-dealer commission and distribution fee revenues	—	13.0	(13.0)	—	29.5	(29.5)
Net investment income	247.4	242.2	5.2	501.1	492.1	9.0
Total segment revenues	552.9	566.9	(14.0)	1,109.0	1,139.0	(30.0)
Policy benefits, including policyholder dividends	428.1	437.1	(9.0)	857.1	886.1	(29.0)
Policy acquisition cost amortization	8.9	24.3	(15.4)	41.9	46.5	(4.6)
Other operating expenses	57.2	71.7	(14.5)	107.3	146.8	(39.5)
Total segment benefits and expenses	494.2	533.1	(38.9)	1,006.3	1,079.4	(73.1)
Segment income	58.7	33.8	24.9	102.7	59.6	43.1
Allocated income taxes	19.1	10.2	8.9	33.1	17.4	15.7
Segment income	39.6	23.6	16.0	69.6	42.2	27.4
Net realized investment gains (losses), net of income taxes and other offsets	1.8	1.5	0.3	1.2	(2.0)	3.2
Restructuring charges, after income taxes	—	(5.4)	5.4	(0.1)	(6.2)	6.1
Segment net income	$ 41.4	$ 19.7	$ 21.7	$ 70.7	$ 34.0	$ 36.7

Three and six months ended June 30, 2005 vs. June 30, 2004

As discussed previously, Life and Annuity segment income benefited from an unlocking of assumptions primarily related to DAC.  The unlocking reflects favorable mortality experience, offset by interest rate and spread adjustments for annuities.  The effects of the unlocking decreased insurance product fee revenues by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million.  The net effect of the unlocking increased pre-tax segment income by $23.8 million.

Without the DAC unlocking, Life and Annuity earnings were solid, up 4% year over year, driven by life results.  Life insurance fundamentals remained strong and expense reductions are falling to the bottom line, even after investing in product development, distribution and technology.

Premium revenue for the three and six months ended June 30, 2005 decreased $9.1 million, or 4%, and $15.0 million, or 3%, from the comparable periods in 2004, primarily due to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums.

Insurance and investment product fee revenues for the three and six months ended June 30, 2005 increased $2.9 million, or 4%, and $5.5 million, or 4%, due to higher universal life, variable universal life and annuity fees, as detailed in the revenue by product discussion that follows.  These increases were partially offset by lower other life revenues (excluding broker-dealer commissions and distribution fees), primarily related to the sale of our retail affiliated broker-dealer operations in May 2004.

Broker-dealer commission and distribution fee revenues for the three and six months ended June 30, 2005 decreased $13.0 million and $29.5 million due to the sale of our retail affiliated broker-dealer operations in May 2004.

Investment income for the three and six months ended June 30, 2005 increased $5.2 million, or 2%, and $9.0 million, or 2%, due primarily to higher investment earnings for annuities, resulting from the extension of asset durations and higher interest rates.  In addition, traditional life and universal life investment earnings were higher for the three and six-month periods in 2005 over the comparable periods in 2004.

Policy benefits and dividends for the three and six months ended June 30, 2005 decreased $9.0 million, or 2%, and $29.0 million, or 3%, from the comparable periods in 2004.  These decreases were primarily due to the change in the policyholder dividend obligation liability, which decreased dividend expense by $10.1 million and $29.2 million for the three and six month-periods in 2005 from the same periods in 2004.  In addition, benefits were lower due to lower crediting rates in the 2005 periods and improved mortality for universal life and variable universal life insurance.  These decreases were partially offset by the effects of unlocking discussed above.

Policy acquisition cost amortization for the three and six months ended June 30, 2005 decreased $15.4 million, or 63%, and $4.6 million, or 10%, from the comparable periods in 2004.  These decreases were primarily due to the effects of unlocking, as discussed above, offset by higher amortization for annuities.

Other operating expenses for the three and six months ended June 30, 2005, which include non-deferrable policy acquisition costs, general and administrative costs and, in 2004, broker-dealer commissions and operating expenses related to Griffith and Main Street, decreased $14.5 million, or 20%, and $39.5 million, or 27%, from the comparable periods in 2004.  Of this decrease, $14.4 million and $31.6 million was due to lower broker-dealer commissions and reduced operating expenses for the three and six-month periods in 2005, respectively, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004.  In addition, non-deferred expenses declined as a result of our ongoing expense reduction initiatives.

Allocated income taxes for the three and six months ended June 30, 2005 increased by $8.9 million, or 87%, and $15.7 million, or 90%, over the comparable periods in 2004, due primarily to higher pre-tax income.

Annuity funds on deposit

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Deposits	$ 93.5	$ 208.9	$ 674.4	$ 423.9
Performance	85.2	19.5	84.2	232.3
Fees	(15.7)	(14.0)	(31.9)	(29.3)
Benefits and surrenders	(355.0)	(196.6)	(604.8)	(418.6)
Change in funds on deposit	(192.0)	17.8	121.9	208.3
Funds on deposit, beginning of period	8,014.7	7,493.7	7,700.8	7,303.2
Annuity funds on deposit, end of period	$ 7,822.7	$ 7,511.5	$ 7,822.7	$ 7,511.5

Three and six months ended June 30, 2005 vs. June 30, 2004

Annuity funds on deposit decreased by $192.0 million for the three-month period ended June 30, 2005 compared to an increase $17.8 million for the same period in 2004.  The change in deposits for the three-month period was principally due to higher surrenders and lower deposits, offset by improved performance in the 2005 period.  Annuity funds on deposit increased by $121.9 million for the six-month period ended June 30, 2005 compared to an increase of $208.3 million for the same period in 2004.  The decrease in the change in funds on deposits for the 2005 period was primarily due to higher surrenders and lower performance in 2005, offset by a large private placement deposit in the first quarter of 2005.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Deposits	$ 49.0	$ 60.0	$ 112.3	$ 127.0
Performance and interest credited	22.0	10.0	12.7	66.5
Fees and cost of insurance	(20.3)	(25.4)	(48.6)	(51.5)
Benefits and surrenders	(26.3)	(15.4)	(52.3)	(31.4)
Change in funds on deposit	24.4	29.2	24.1	110.6
Funds on deposit, beginning of period	1,942.8	1,780.3	1,943.1	1,698.9
Variable universal life funds on deposit, end of period	$ 1,967.2	$ 1,809.5	$ 1,967.2	$ 1,809.5

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Deposits	$ 57.7	$ 55.7	$ 112.6	$ 110.4
Interest credited	18.4	19.0	36.9	38.1
Fees and cost of insurance	(31.7)	(28.3)	(59.0)	(55.3)
Benefits and surrenders	(30.1)	(40.7)	(59.6)	(75.9)
Change in funds on deposit	14.3	5.7	30.9	17.3
Funds on deposit, beginning of period	1,627.3	1,575.6	1,610.7	1,564.0
Universal life funds on deposit, end of period	$ 1,641.6	$ 1,581.3	$ 1,641.6	$ 1,581.3

Three and six months ended June 30, 2005 vs. June 30, 2004

Variable universal life and universal life funds on deposit for the three and six months ended June 30, 2005 increased by $38.7 million and $55.0 million compared to increases of $34.9 million and $127.9 million in the comparable periods in 2004.  The change in funds on deposit for the three-month period in 2005 increased

$3.8 million over the same period in 2004, due primarily to higher investment earnings and lower surrenders, offset by lower deposits and higher fee charges in the 2005 period.  The change in funds on deposit for the six-month period in 2005 decreased $72.9 million from the same period in 2004 due principally to lower relative performance, lower deposits and higher surrenders for the variable universal life funds.

Composition of Life and Annuity	Three Months Ended			Six Months Ended
Segment Revenues by Product:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Life and annuity segment revenues by product
Variable universal life insurance	$ 32.7	$ 28.2	$ 4.5	$ 62.6	$ 58.2	$ 4.4
Universal life insurance	53.0	54.3	(1.3)	107.6	105.1	2.5
Other life insurance	0.4	13.8	(13.4)	0.4	32.1	(31.7)
Total non-traditional life insurance	86.1	96.3	(10.2)	170.6	195.4	(24.8)
Traditional life insurance	408.8	414.6	(5.8)	820.3	834.3	(14.0)
Total life insurance	494.9	510.9	(16.0)	990.9	1,029.7	(38.8)
Annuities	58.0	56.0	2.0	118.1	109.3	8.8
Segment revenues	$ 552.9	$ 566.9	$ (14.0)	$ 1,109.0	$ 1,139.0	$ (30.0)

Within the Life and Annuity segment, certain product lines have been reclassified from other life and annuity to the appropriate major product line.  Specifically, term life and an old block of corporate-owned life insurance were combined with participating life insurance and renamed traditional life.  Also, single premium deposit annuities, single premium immediate annuities, flexible annuities and certain other annuity product lines were combined with annuities.  These reclassifications have been made for all periods presented.

Three and six months ended June 30, 2005 vs. June 30, 2004

Variable universal life insurance revenue for the three and six months ended June 30, 2005 increased $4.5 million, or 16%, and $4.4 million, or 8%, over the comparable periods in 2004.  These increases were primarily due to increased fees from the effects of unlocking, as discussed above, and higher cost of insurance fees from the growth of in-force business and slightly higher surrender charges.  In addition, fees, excluding the effects of unlocking, were higher for the six-month period in 2005 compared to 2004.

Universal life insurance revenue for the three and six months ended June 30, 2005 decreased $1.3 million, or 2%, and increased $2.5 million, or 2%, in 2005 from the comparable periods in 2004.  The decrease for the three-month period was primarily due to the effects of unlocking, as discussed above, partially offset by higher cost of insurance fees from the growth of in-force business and higher investment earnings from higher funds on deposit.  The increase for the six-month period is primarily due to higher cost of insurance fees and investment earnings, offset by the effects of unlocking.

Other life insurance revenue for the three and six months ended June 30, 2005 decreased $13.4 million and $31.7 million from the comparable periods in 2004, due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004.

Traditional life insurance revenue for the three and six months ended June 30, 2005 decreased $5.8 million, or 1%, and $14.0 million, or 2%, from the comparable periods in 2004 due to lower renewal premiums, offset by higher investment earnings, particularly for the three-month period in 2005.  Since our demutualization in 2001, we no longer sell participating life insurance policies, which comprise the majority of our traditional life insurance block of business.

Annuity revenue for the three and six months ended June 30, 2005 increased $2.0 million, or 4%, and $8.8 million, or 8%, over the comparable periods in 2004, primarily due to higher investment earnings resulting from the extension of asset durations and higher interest rates, modestly higher fees from increased fee-based funds on deposit and slightly higher surrender charges.

Composition of Life and Annuity	Three Months Ended			Six Months Ended
Segment Income before	June 30,			June 30,
Income Taxes by Product:	2005	2004	Change	2005	2004	Change
($ in millions)

Life and annuity segment income by product
Variable universal life insurance	$ 37.8	$ 8.5	$ 29.3	$ 46.9	$ 16.6	$ 30.3
Universal life insurance	23.0	10.9	12.1	33.4	12.8	20.6
Other life insurance	0.6	0.1	0.5	0.9	1.7	(0.8)
Total non-traditional life insurance	61.4	19.5	41.9	81.2	31.1	50.1
Traditional life insurance	6.9	9.7	(2.8)	25.1	20.9	4.2
Total life insurance	68.3	29.2	39.1	106.3	52.0	54.3
Annuities	(9.6)	4.6	(14.2)	(3.6)	7.6	(11.2)
Segment income before income taxes	$ 58.7	$ 33.8	$ 24.9	$ 102.7	$ 59.6	$ 43.1

Three and six months ended June 30, 2005 vs. June 30, 2004

The effects of unlocking, as discussed previously, increased pre-tax segment income by $23.8 million, consisting of increases in variable universal life of $28.6 million and universal life of $13.8 million, partially offset by decreases in annuities of $10.7 million and traditional life of $7.9 million.

Variable universal life pre-tax income for the three and six months ended June 30, 2005 increased $29.3 million and $30.3 million over the comparable periods in 2004, primarily due to the effects of unlocking, as discussed above, and favorable mortality, partially offset by higher DAC amortization from relatively lower persistency.  Although persistency remained high during the first six months of 2005, it was slightly lower than the exceptional levels we experienced during the comparable period of 2004.

Universal life pre-tax income for the three and six months ended June 30, 2005 increased $12.1 million and $20.6 million from the comparable periods in 2004, primarily due to the effects of unlocking, as discussed above, higher revenues, as discussed previously, lower benefit costs from lower crediting rates and a large claim in 2004 that did not recur in 2005. These increases in pre-tax income were partially offset by higher DAC amortization from growth of the in-force block and higher margins.

Traditional life pre-tax income for the three months ended June 30, 2005 decreased $2.8 million, or 29%, and increased for the six months ended June 30, 2005 by $4.2 million, or 20%, from the comparable periods in 2004.  The decrease for the three-month period was primarily due to the effects of unlocking, as discussed above, offset by higher investment earnings and lower non-deferred expenses in the open block of participating life and higher term life insurance income due to a large death claim in 2004 that did not recur in 2005.  The increase for the six-month period was primarily due to higher investment earnings, principally from a large investment gain in the first quarter of 2005, lower non-deferred expenses in the open block of participating life and higher term life insurance income, due to a large death claim in 2004 that did not recur in 2005.  These increases to pre-tax income were offset by the effects of unlocking, discussed above. Because operating expenses are excluded for the closed block, such operating expense savings inure to the benefit of shareholders.  The decrease in premium revenues discussed above is largely offset by lower benefits, changes in reserves and dividends to policyholders.

Annuities pre-tax income for the three and six months ended June 30, 2005 decreased $14.2 million and $11.2 million from the comparable periods in 2004, primarily due to the effects of unlocking, as discussed above, higher DAC amortization from higher margins and lower persistency.  These decreases to pre-tax income were offset by higher revenues, as discussed above, and lower benefit costs from lower balances subject to guaranteed crediting rates.

Asset Management Segment

Summary Asset Management	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Results of operations
Investment product fees	$ 51.5	$ 59.1	$ (7.6)	$ 105.4	$ 121.4	$ (16.0)
Broker-dealer commission and distribution fees	7.1	7.2	(0.1)	13.9	15.0	(1.1)
Net investment income	0.4	0.2	0.2	0.7	0.3	0.4
Total segment revenues	59.0	66.5	(7.5)	120.0	136.7	(16.7)
Intangible asset amortization	8.3	8.3	—	16.7	16.6	0.1
Other operating expenses	50.6	58.1	(7.5)	104.9	119.9	(15.0)
Total segment expenses	58.9	66.4	(7.5)	121.6	136.5	(14.9)
Segment income (loss)	0.1	0.1	—	(1.6)	0.2	(1.8)
Allocated income taxes (benefit)	—	0.1	(0.1)	(0.4)	0.5	(0.9)
Segment income (loss)	$ 0.1	$ —	$ 0.1	$ (1.2)	$ (0.3)	$ (0.9)
Restructuring charges, net of income taxes	(5.1)	(0.2)	(4.9)	(5.2)	(0.3)	(4.9)
Realized investment gains (losses), net of income taxes	(0.1)	—	(0.1)	(0.2)	1.4	(1.6)
Segment net income (loss)	$ (5.1)	$ (0.2)	$ (4.9)	$ (6.6)	$ 0.8	$ (7.4)

Asset Management investment product fee revenues are based on assets under management.  Approximately 54% of our investment product fees are based on beginning of quarter assets under management while the remaining 46% are primarily based on average daily net asset balances.  End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	June 30,	March 31,	Dec 31,	June 30,
($ in millions)	2005	2005	2004	2004

End of period	$ 42,309.2	$ 43,224.9	$ 42,908.5	$ 43,642.4

Average Assets Under Management:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2005	2004	2005	2004

Average (based on how fees are calculated)	$ 43,524.2	$ 45,536.1	$ 44,411.9	$ 46,314.4

Three and six months ended June 30, 2005 vs. June 30, 2004

Investment product fees for the three and six months ended June 30, 2005 decreased $7.6 million, or 13%, and $16.0 million, or 13%, respectively, from the comparable periods in 2004.  Fees for both private client and institutional investment products decreased from the comparable period in 2004, primarily as a result of decreased billable average assets under management.  Approximately 54% of our asset management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.  Broker-dealer commission and distribution fees for the three and six months ended June 30, 2005 decreased $0.1 million and $1.1 million, respectively, from the comparable periods in 2004, primarily as a result of decreased equity trading.

The decrease in assets under management since June 30, 2004 and December 31, 2004 is primarily due to net outflows of $3.7 billion and $0.3 billion, respectively.  The decrease from June 30, 2004 was offset by positive investment performance of $2.0 billion.  Negative investment performance of $0.3 billion contributed to the remaining decrease from December 31, 2004.

Sales of private client products for the three months ended June 30, 2005 were $1.0 billion, an increase of 23% over the same period in 2004.  Sales of private client products for the six months ended June 30, 2005 were $2.1 billion, which remained relatively constant with sales during the same period in 2004.  Redemptions from existing accounts for the three months ended June 30, 2005 were $1.8 billion, which remained relatively constant with the same period in 2004. Redemptions from existing accounts for the six months ended June 30, 2005 were $4.1 billion, an increase of 23% from the same period in 2004.  Sales of institutional accounts for the three and six months ended June 30, 2005 were $0.4 billion and $4.4 billion, respectively, a decrease of 53% and an increase of 190%, respectively, from the same periods in 2004.  Lost accounts and withdrawals from existing accounts for the three and six months ended June 30, 2005 were $1.4 billion and $2.8 billion, respectively, a decrease of 47% and 22%, respectively, from the same periods in 2004.

Annual tests for impairment are performed as of October 31.  An interim test for impairment would be performed if we considered it was necessary due to changes in our business trends.  As of June 30, 2005, we do not believe that an impairment of our goodwill or other intangible assets is warranted.  However, we are monitoring the outflows at certain of our partner firms in order to determine whether there is a potential impairment related to intangible assets.

Two of the three consolidated collateralized debt obligation trusts became callable in prior periods.  The third, Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, will become callable on September 15, 2005 by its bondholders and will, thereby, be subject to liquidation at their discretion.  Due to current market conditions, we believe it is likely that the Mistic obligation will be called by its bondholders.  If an obligation were to be called, any remaining assets of the trust, in excess of remaining liabilities, would be distributed to the trust’s equity investors, including our life insurance subsidiary, pro rata based upon the amounts originally invested.  As of June 30, 2005, Mistic’s assets exceeded its liabilities by $59.1 million. Liquidation of this trust would result in a reduction to zero of all of our assets, liabilities and accumulated other comprehensive income associated with this trust, with our life insurance subsidiary’s share of any residual balance recorded to earnings.  Asset Management’s assets under management associated with Mistic as of June 30, 2005 were $1.2 billion and the annual level of fees earned by us is approximately $2.4 million, of which $1.9 million relates to the Asset Management segment.

Other operating expenses decreased $7.5 million and $15.0 million for the three and six months ended June 30, 2005, respectively, from the comparable periods in 2004, or 13% in each period, of which $5.3 million and $10.9 million related to compensation expense and $2.2 million and $4.1 million related to non-compensation related operating expenses.

The decrease in compensation expense in both periods was primarily the result of a $2.1 million and $6.2 million decrease, respectively, in incentive compensation, which resulted from lower bonus pools and a decrease in management and sales incentives.  The bonus pools decreased as a result of lower earnings and revenues at certain of our partner firms that have formula-based incentives, as well as lower staffing levels.  The decrease in non-compensation related operating expenses in both periods was partially the result of a $0.7 million and $1.4 million decline in clearing costs, due to fewer equity trades on institutional accounts, lower outside service fees and lower costs related to mandatorily redeemable noncontrolling interests.

Allocated income taxes for the three and six months ended June 30, 2005 decreased $0.1 million and $0.9 million, respectively, from the comparable periods in 2004, primarily as a result of segment losses in 2005 compared to segment income in 2004.

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

Summary Venture Capital	Three Months Ended			Six Months Ended
Segment Financial Data:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Net realized gains (losses) on partnership cash and stock distributions	$ 7.7	$ 2.4	$ 5.3	$ 7.9	$ (1.0)	$ 8.9
Net unrealized gains (losses) on partnership investments	(1.3)	3.4	(4.7)	(14.6)	19.1	(33.7)
Partnership operating earnings (losses)	(3.7)	(1.4)	(2.3)	7.2	(2.1)	9.3
Segment net investment income	2.7	4.4	(1.7)	0.5	16.0	(15.5)
Applicable income taxes	1.0	1.5	(0.5)	0.1	5.6	(5.5)
Segment net income	$ 1.7	$ 2.9	$ (1.2)	$ 0.4	$ 10.4	$ (10.0)

Three and six months ended June 30, 2005 vs. June 30, 2004

Net investment income for the three and six months ended June 30, 2005 decreased $1.7 million and $15.5 million from the comparable periods in 2004.  The decrease for the six-month period in 2005 was primarily related to the true-up adjustment to the partnerships’ audited financial statements from estimated amounts as of December 31, 2004.  The required adjustment in 2005 was less than that required in 2004 pertaining to related estimated amounts as of December 31, 2003.

Activity in Venture Capital	Three Months Ended			Six Months Ended
Segment Investments:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Contributions (dollars invested)	$ 4.3	$ 12.6	$ (8.3)	$ 13.9	$ 20.5	$ (6.6)
Equity in earnings of partnerships	2.7	4.4	(1.7)	0.5	16.0	(15.5)
Distributions	(14.7)	(13.0)	(1.7)	(27.8)	(26.6)	(1.2)
Change in venture capital investments	(7.7)	4.0	(11.7)	(13.4)	9.9	(23.3)
Venture capital segment investments, beginning of period	197.2	202.2	(5.0)	202.9	196.3	6.6
Venture capital segment investments, end of period	$ 189.5	$ 206.2	$ (16.7)	$ 189.5	$ 206.2	$ (16.7)

The change in venture capital investments for the three and six months ended June 30, 2005 decreased $11.7 million and $23.3 million from the comparable periods in 2004.  The decrease for the three-month period in 2005 was primarily due to lower contributions.  The decrease for the six-month period in 2005 was principally due to decreased equity in earnings of partnerships, as discussed above, and lower contributions.

See Note 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding our Venture Capital segment.

Corporate and Other Segment

Summary Corporate and Other	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Corporate investment income	$ 0.1	$ (0.4)	$ 0.5	$ 0.2	$ 0.4	$ (0.2)
Investment income from collateralized obligations	12.5	8.8	3.7	23.4	18.9	4.5
Interest expense on indebtedness	(11.4)	(9.9)	(1.5)	(22.5)	(19.7)	(2.8)
Interest expense on non-recourse collateralized obligations	(10.3)	(7.5)	(2.8)	(19.2)	(16.4)	(2.8)
Corporate expenses	(5.2)	(4.3)	(0.9)	(11.0)	(8.2)	(2.8)
Other	(2.1)	(2.7)	0.6	(3.6)	(3.7)	0.1
Segment loss, before income taxes	(16.4)	(16.0)	(0.4)	(32.7)	(28.7)	(4.0)
Allocated income tax (benefit)	(5.9)	(6.0)	0.1	(11.6)	(10.4)	(1.2)
Segment loss	$ (10.5)	$ (10.0)	$ (0.5)	$ (21.1)	$ (18.3)	$ (2.8)
Net realized investment losses, net of income taxes and other offsets	(3.5)	3.5	(7.0)	(8.3)	6.3	(14.6)
Restructuring charges, after income taxes	(1.6)	(1.4)	(0.2)	(3.3)	(2.4)	(0.9)
Segment net loss	$ (15.6)	$ (7.9)	$ (7.7)	$ (32.7)	$ (14.4)	$ (18.3)

We allocate indebtedness and related interest expense to our Corporate and Other segment.

Three and six months ended June 30, 2005 vs. June 30, 2004

The loss for Corporate and Other for the three and six months ended June 30, 2005 increased $0.4 million and $4.0 million over the comparable periods in 2004.  The higher loss for the 2005 six-month period was due principally to higher allocated corporate expenses and higher interest expense, primarily from our surplus notes refinance transaction in December 2004, offset by improved results from certain non-core businesses.

General Account

The invested assets in the Life Companies’ general account are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers.  Our asset management professionals manage these general account assets in investment segments that support specific product liabilities.  These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

See our 2004 Annual Report on Form 10-K for more information regarding our enterprise risk management.  There were no material changes in our exposure to product, market and operational risks at June 30, 2005 in comparison to December 31, 2004.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of June 30, 2005, our general account held debt securities with a carrying value of $13,767.0 million, representing 80.8% of total general account investments.  Public debt securities represented 77.7% of total debt securities, with the remaining 22.3% represented by private debt securities.

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

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2005	2004	2005	2004	2005	2004

1	AAA/AA/A	$ 8,901.4	$ 8,668.9	$ 7,270.0	$ 7,123.2	$ 1,631.4	$ 1,545.7
2	BBB	3,770.7	3,733.3	2,490.7	2,493.6	1,280.0	1,239.7
Total investment grade		12,672.1	12,402.2	9,760.7	9,616.8	2,911.4	2,785.4
3	BB	838.6	814.6	743.1	698.6	95.5	116.0
4	B	165.2	150.9	119.1	97.3	46.1	53.6
5	CCC and lower	65.3	68.9	55.4	51.1	9.9	17.8
6	In or near default	25.8	39.7	22.2	36.1	3.6	3.6
Total debt securities		$ 13,767.0	$ 13,476.3	$ 10,700.5	$ 10,499.9	$ 3,066.5	$ 2,976.4

Debt Securities by Type:	As of June 30, 2005
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$ 759.2	$ 698.0	$ 62.4	$ (1.2)	$ 61.2
State and political subdivision	438.6	402.7	36.4	(0.5)	35.9
Foreign government	344.3	308.5	36.2	(0.4)	35.8
Corporate	7,585.9	7,247.6	378.7	(40.4)	338.3
Mortgage-backed	3,343.5	3,210.6	137.2	(4.3)	132.9
Other asset-backed	1,295.5	1,284.8	28.5	(17.8)	10.7
Total debt securities	$ 13,767.0	$ 13,152.2	$ 679.4	$ (64.6)	$ 614.8
Debt securities outside closed block:
Unrealized gains	$ 4,479.8	$ 4,287.7	$ 192.1	$ —	$ 192.1
Unrealized losses	2,146.9	2,192.6	—	(45.7)	(45.7)
Total outside the closed block	6,626.7	6,480.3	192.1	(45.7)	146.4
Debt securities in closed block:
Unrealized gains	6,483.5	5,996.2	487.3	—	487.3
Unrealized losses	656.8	675.7	—	(18.9)	(18.9)
Total in the closed block	7,140.3	6,671.9	487.3	(18.9)	468.4
Total debt securities	$ 13,767.0	$ 13,152.2	$ 679.4	$ (64.6)	$ 614.8

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach has been to create a high level of industry diversification.  The top five industry holdings as of June 30, 2005 in our debt securities portfolios are banking (5.7%), insurance (4.0%), electrical utilities (3.1%), diversified financial services (2.5%) and foreign government (2.4%).

Within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprises approximately 0.9% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at June 30, 2005.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2005	2004	2005	2004

Debt security impairments	$ (8.5)	$ (1.2)	$ (20.7)	$ (4.0)
Other invested asset impairments	—	—	—	(3.3)
Mortgage loan impairments	(0.8)	—	(0.8)	—
Debt and equity securities pledged as collateral impairments	(0.7)	(3.6)	(1.0)	(8.3)
Impairment losses	(10.0)	(4.8)	(22.5)	(15.6)
Debt security transaction gains	8.7	9.0	11.8	19.2
Debt security transaction losses	(8.6)	(2.9)	(18.9)	(6.1)
Equity security transaction gains	0.9	11.2	1.4	13.8
Equity security transaction losses	(0.5)	(0.5)	(2.0)	(0.9)
Mortgage loan transaction gains	—	—	—	0.2
Debt and equity securities pledged as collateral	(0.5)	—	0.2	—
Affiliate transactions	—	—	3.7	—
Other invested asset transaction gains	2.2	2.4	0.6	6.3
Net transaction gains (losses)	2.2	19.2	(3.2)	32.5
Net realized investment gains (losses)	$ (7.8)	$ 14.4	$ (25.7)	$ 16.9
Applicable closed block policyholder dividend obligation	(6.7)	7.2	(11.1)	7.3
Applicable deferred policy acquisition costs	1.0	(1.2)	(3.8)	(0.8)
Applicable deferred income taxes (benefit)	(0.3)	4.6	(3.5)	5.9
Offsets to realized investment gains	(6.0)	10.6	(18.4)	12.4
Net realized investment gains (losses) included in net income	$ (1.8)	$ 3.8	$ (7.3)	$ 4.5

Impairment losses on debt and equity securities increased $16.7 million during the six months ended June 30, 2005 over the comparable period in 2004, primarily as a result of the impairment of a $7.6 million private placement technology debt issue, which became impaired during the 2005 first quarter, and an impairment of an $8.5 million debt securitization backed by franchise loans, which became impaired in the second quarter of 2005.  Affiliate transactions of $3.7 million for the six months ended June 30, 2005 include a $14.7 million pre-tax gain on the sale of our equity investment in Lombard and a $10.7 million pre-tax loss on the sale of our equity investment in Aberdeen.  See Notes 1 and 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts were $0.0 million and $3.7 million for the six months ended
June 30, 2005 and 2004, respectively.

Gross and Net	As of June 30, 2005
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,411	706	1,134	535	1,277	171
Unrealized gains (losses)	$ 679.4	$ (64.6)	$ 192.1	$ (45.7)	$ 487.3	$ (18.9)
Applicable policyholder dividend obligation (reduction)	487.3	(18.9)	—	—	487.3	(18.9)
Applicable deferred policy acquisition costs (benefit)	96.4	(15.5)	96.4	(15.5)	—	—
Applicable deferred income taxes (benefit)	33.5	(10.6)	33.5	(10.6)	—	—
Offsets to net unrealized gains (losses)	617.2	(45.0)	129.9	(26.1)	487.3	(18.9)
Unrealized gains (losses) after offsets	$ 62.2	$ (19.6)	$ 62.2	$ (19.6)	$ —	$ —
Net unrealized gains after offsets	$ 42.6		$ 42.6		$ —

Equity securities
Number of positions	255	62	86	22	169	40
Unrealized gains (losses)	$ 103.8	$ (2.8)	$ 89.7	$ (0.7)	$ 14.1	$ (2.1)
Applicable policyholder dividend obligation (reduction)	14.1	(2.1)	—	—	14.1	(2.1)
Applicable deferred income taxes (benefit)	31.4	(0.2)	31.4	(0.2)	—	—
Offsets to net unrealized gains (losses)	45.5	(2.3)	31.4	(0.2)	14.1	(2.1)
Unrealized gains (losses) after offsets	$ 58.3	$ (0.5)	$ 58.3	$ (0.5)	$ —	$ —
Net unrealized gains after offsets	$ 57.8		$ 57.8		$ —

Total net unrealized gains on debt and equity securities were $715.8 million (unrealized gains of $783.2 million less unrealized losses of $67.4 million).  Of that net amount, $235.4 million was outside the closed block ($100.4 million after applicable deferred policy acquisition costs and deferred income taxes) and $480.4 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information about our gross unrealized losses associated with our general account debt securities, both outside and inside the closed block, as of June 30, 2005.  In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block.  We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block.  See Note 3 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2005
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$ 2,146.8	$ 1,316.3	$ 139.6	$ 690.9
Total amortized cost	2,192.5	1,332.6	142.5	717.4
Unrealized losses	$ (45.7)	$ (16.3)	$ (2.9)	$ (26.5)
Unrealized losses after offsets	$ (19.6)	$ (7.8)	$ (1.2)	$ (10.6)
Unrealized losses over 20% of cost	$ (8.7)	$ (0.1)	$ —	$ (8.6)
Unrealized losses over 20% of cost after offsets	$ (3.0)	$ —	$ —	$ (3.0)

Investment grade:
Unrealized losses	$ (28.5)	$ (13.3)	$ (2.4)	$ (12.8)
Unrealized losses after offsets	$ (12.7)	$ (6.4)	$ (0.9)	$ (5.4)
Unrealized losses over 20% of cost	$ —	$ —	$ —	$ —
Unrealized losses over 20% of cost after offsets	$ —	$ —	$ —	$ —

Below investment grade:
Unrealized losses	$ (17.2)	$ (3.0)	$ (0.5)	$ (13.7)
Unrealized losses after offsets	$ (6.9)	$ (1.4)	$ (0.3)	$ (5.2)
Unrealized losses over 20% of cost	$ (8.7)	$ (0.1)	$ —	$ (8.6)
Unrealized losses over 20% of cost after offsets	$ (3.0)	$ —	$ —	$ (3.0)

Equity securities outside closed block
Unrealized losses	$ (0.7)	$ (0.2)	$ —	$ (0.5)
Unrealized losses after offsets	$ (0.4)	$ (0.1)	$ —	$ (0.3)
Unrealized losses over 20% of cost	$ (0.4)	$ —	$ —	$ (0.4)
Unrealized losses over 20% of cost after offsets	$ (0.3)	$ —	$ —	$ (0.3)

For debt securities outside of the closed block with gross unrealized losses, 64.8% of the unrealized losses after offsets pertains to investment grade securities and 35.2% of the unrealized losses after offsets pertains to below investment grade securities.

Duration of Gross Unrealized Losses	As of June 30, 2004
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$ 656.8	$ 287.1	$ 24.4	$ 345.3
Total amortized cost	675.7	292.8	24.8	358.1
Unrealized losses	$ (18.9)	$ (5.7)	$ (0.4)	$ (12.8)
Unrealized losses after offsets	$ —	$ —	$ —	$ —
Unrealized losses over 20% of cost	$ (4.2)	$ —	$ —	$ (4.2)
Unrealized losses over 20% of cost after offsets	$ —	$ —	$ —	$ —

Investment grade:
Unrealized losses	$ (9.5)	$ (3.4)	$ (0.2)	$ (5.9)
Unrealized losses after offsets	$ —	$ —	$ —	$ —
Unrealized losses over 20% of cost	$ —	$ —	$ —	$ —
Unrealized losses over 20% of cost after offsets	$ —	$ —	$ —	$ —

Below investment grade:
Unrealized losses	$ (9.4)	$ (2.3)	$ (0.2)	$ (6.9)
Unrealized losses after offsets	$ —	$ —	$ —	$ —
Unrealized losses over 20% of cost	$ (4.2)	$ —	$ —	$ (4.2)
Unrealized losses over 20% of cost after offsets	$ —	$ —	$ —	$ —

Equity securities inside closed block
Unrealized losses	$ (2.1)	$ (0.8)	$ (0.5)	$ (0.8)
Unrealized losses after offsets	$ —	$ —	$ —	$ —
Unrealized losses over 20% of cost	$ (0.5)	$ (0.1)	$ —	$ (0.4)
Unrealized losses over 20% of cost after offsets	$ —	$ —	$ —	$ —

For debt securities in the closed block with gross unrealized losses, 50.3% of the unrealized losses pertains to investment grade securities and 49.7% of the unrealized losses pertains to below investment grade securities.

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

Hilb Rogal & Hobbs Company

We own shares of common stock in Hilb Rogal & Hobbs Company, or HRH, a Virginia-based property and casualty insurance and employee benefit products distributor.  These shares are available to be used in November 2005 to settle stock purchase contracts issued by us.  See Notes 5 and 6 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for detailed information regarding our investment in HRH.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended
($ in millions)	June 30,
	2005	2004	Change

Cash from continuing operations	$ 333.8	$ 134.3	$ 199.5
Cash for discontinued operations	(10.1)	(16.5)	6.4
Cash from (for) continuing operations investing activities	(202.3)	166.9	(369.2)
Cash from discontinued operations investing activities	1.2	6.6	(5.4)
Cash for financing activities	(196.2)	(115.5)	(80.7)

Six months ended June 30, 2005 vs. June 30, 2004

Cash from continuing operations increased $199.5 million in 2005 over 2004, due to proceeds from the sale of trading equity securities, related to Aberdeen and Lombard, of $129.7 million, lower payments for operating expenses, policy benefits and policy acquisition costs of $21.4 million, $68.0 million, and $23.4 million, respectively.  These positive operating cash flows were partially offset by a reduction in product fees collected of $42.2 million.

Investing activities resulted in a net cash outflow of $202.3 million during the first six months of 2005 as compared to a net inflow of $166.9 million during the comparable period in 2004.  This was driven mainly by reinvestment of positive operating cash flows.

Cash outflows for financing activities increased $80.7 million in 2005 over the comparable period in 2004, due primarily to net withdrawals of policyholder deposit funds.

We were in compliance with all credit facility covenants at June 30, 2005.

See Note 6 of our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on financing activities.

Life Companies

The Life Companies’ liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products; the payment of dividends by Phoenix Life to The Phoenix Companies, Inc.; operating expenses; contributions to subsidiaries; and payment of principal and interest by Phoenix Life on its outstanding debt obligations. Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans.  The Life Companies also have liabilities arising from the runoff of the remaining group accident and health reinsurance discontinued operations.

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

On April 28, 2005, the Phoenix Life Board of Directors declared a dividend of $35.1 million to its sole shareholder, The Phoenix Companies, Inc., of which $17.5 million was paid on April 29, 2005, while the remainder was paid on July 11, 2005.

See our 2004 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Phoenix Investment Partners, Ltd. (PXP)

PXP’s liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations.  PXP also would require liquidity to fund the costs of any contingent payments for previous acquisitions, as well as any potential acquisitions.  Historically, PXP’s principal source of liquidity has been cash flows from operations.  We expect that cash flow from operations will continue to be PXP’s principal source of working capital.  PXP’s current sources of liquidity also include the revolving credit facility under which PXP has direct borrowing rights subject to our unconditional guarantee.  We believe that PXP’s current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

See our 2004 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:	June 30,	Dec 31,
($ in millions)	2005	2004	Change

ASSETS:
Available-for-sale debt securities, at fair value	$ 13,767.0	$ 13,476.3	$ 290.7
Available-for-sale equity securities, at fair value	275.0	304.3	(29.3)
Trading equity securities, at fair value	—	87.3	(87.3)
Mortgage loans, at unpaid principal balances	164.9	207.9	(43.0)
Venture capital partnerships, at equity in net assets	251.4	255.3	(3.9)
Policy loans, at unpaid principal balances	2,212.0	2,196.7	15.3
Other invested assets	361.2	371.8	(10.6)
	17,031.5	16,899.6	131.9
Available-for-sale debt and equity securities pledged as collateral, at fair value	1,222.4	1,278.8	(56.4)
Total investments	18,253.9	18,178.4	75.5
Cash and cash equivalents	361.4	435.0	(73.6)
Accrued investment income	217.9	222.3	(4.4)
Receivables	152.0	135.8	16.2
Deferred policy acquisition costs	1,460.7	1,429.9	30.8
Deferred income taxes	18.6	30.7	(12.1)
Other intangible assets	291.2	308.4	(17.2)
Goodwill	429.0	427.2	1.8
Other assets	249.1	244.6	4.5
Separate account assets	7,216.9	6,950.3	266.6
Total assets	$ 28,650.7	$ 28,362.6	$ 288.1

LIABILITIES:
Policy liabilities and accruals	$ 13,328.7	$ 13,132.3	$ 196.4
Policyholder deposit funds	3,321.8	3,492.4	(170.6)
Stock purchase contracts	124.6	131.9	(7.3)
Indebtedness	689.1	690.8	(1.7)
Other liabilities	574.0	546.3	27.7
Non-recourse collateralized obligations	1,322.9	1,355.2	(32.3)
Separate account liabilities	7,216.9	6,950.3	266.6
Total liabilities	26,578.0	26,299.2	278.8

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	34.2	41.0	(6.8)

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,439.1	2,436.2	2.9
Deferred compensation on restricted stock units	(4.2)	(3.6)	(0.6)
Accumulated deficit	(269.8)	(285.6)	15.8
Accumulated other comprehensive income	52.9	58.0	(5.1)
Treasury stock	(179.5)	(182.6)	3.1
Total stockholders’ equity	2,038.5	2,022.4	16.1
Total liabilities, minority interest and stockholders’ equity	$ 28,650.7	$ 28,362.6	$ 288.1

June 30, 2005 vs. December 31, 2004

The fair value of debt securities has increased $290.7 million from December 31, 2004 to June 30, 2005, primarily due to a drop in interest rates during the quarter.

Equity securities decreased in value by $29.3 million from December 31, 2004 to June 30, 2005, primarily due to the sale of Lombard.

Mortgage loans decreased $43.0 million from December 31, 2004 to June 30, 2005, due to principal paydowns and closings with no new purchases.

Other investments decreased by $10.6 million from December 31, 2004 to June 30, 2005, primarily due to the sale of hedge fund assets.

Securities pledged as collateral and the associated non-recourse collateralized obligations decreased $56.4 million and $32.3 million, respectively, from December 31, 2004 to June 30, 2005, due to partial paydowns of certain of the underlying funds.

Cash decreased $73.6 million, or 17%, from December 31, 2004 to June 30, 2005, due primarily to net withdrawals of policyholder deposit funds and an overall cash management strategy to keep lower cash balances.  Cash flows from operations of $323.7 million were reinvested through net investment purchases of $201.1 million.

Receivables increased $16.2 million, or 12%, from December 31, 2004 to June 30, 2005 as a result of higher reinsurance recoverables and due and uncollected premiums.

Composition of Deferred Policy Acquisition Costs by Product:	June 30,	Dec 31,
($ in millions)	2005	2004	Change

Variable universal life issuance	$ 357.8	$ 332.5	$ 25.3
Universal life issuance	247.5	216.0	31.5
Variable annuities	266.8	275.4	(8.6)
Fixed annuities	42.0	47.8	(5.8)
Participating life issuance	546.6	558.2	(11.6)
Total deferred policy acquisition costs	$ 1,460.7	$ 1,429.9	$ 30.8

Contractual Obligations and Commercial Commitments

As of June 30, 2005, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2004 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2004 Annual Report on Form 10-K.

On May 2, 2005, we completed the acquisition of the minority interests in Seneca, thereby increasing our ownership to 100%.  The effect of this acquisition is not material to our consolidated financial statements.  All arrangements we had with respect to the minority membership interests in Seneca were terminated in connection with this acquisition.

Off-Balance Sheet Arrangements

As of June 30, 2005 and December 31, 2004, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.  See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for information on variable interest entities.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) decreased from $1,035.8 million at December 31, 2004 to $1,031.3 million at June 30, 2005.  The principal factors resulting in this decrease were dividends to the shareholder of $35.1 million, offset by gains from operations of $6.8 million, and an increase in unrealized gains and deferred tax of $15.2 million and $4.9 million, respectively.

At June 30, 2005, Phoenix Life’s and each of its insurance subsidiaries’ RBC levels were in excess of 350% of the Company Action Level.

On April 28, 2005, the Phoenix Life Board of Directors declared a dividend of $35.1 million to its sole shareholder, The Phoenix Companies, Inc., of which $17.5 million was paid on April 29, 2005, while the remainder was paid on July 11, 2005.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934.  Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1.  At June 30, 2005, the largest of these subsidiaries had net capital of approximately $17.4 million, which is $16.8 million in excess of its required minimum net capital of $0.6 million.  The ratio of aggregate indebtedness to net capital for that subsidiary was 0.5:1.  The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at June 30, 2005 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2005, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2004 Annual Report on Form 10-K.

See Note 9 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock.  During the three months ended June 30, 2005 and 2004, our subsidiaries paid total compensation of $8.7 million and $8.3 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.  Our subsidiaries paid total compensation of $16.7 million and $15.1 million during the six months ended June 30, 2005 and 2004, respectively, for such sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about or management of market risk, see the Enterprise Risk Management section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on June 30, 2005, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting.  During the three months ended on June 30, 2005, we implemented a new valuation system for estimation of policyholder reserves and the amortization of deferred policy acquisition costs. The implementation of this system is intended to increase operating efficiencies and management does not expect it to materially affect the effectiveness of our internal control over financial reporting.  There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

In addition to the matters discussed below, we are, in the normal cause of business, involved in litigation both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer.  In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers.  While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition.  However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $86.0 million as of June 30, 2005 and $110.0 million as of December 31, 2004.  Our total amounts recoverable from retrocessionaires related to paid losses were $62.0 million as of June 30, 2005 and $60.0 million as of December 31, 2004.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, we have a reinsurance recoverable balance related to paid losses of $35.0 million from a retrocessionaire that had been the subject of an appeal of a London arbitration decision.  In June 2003, the arbitration panel issued a decision, which upheld in all material respects the retrocessional obligations to us.  The retrocessionaire appealed the arbitration decision only with respect to the Unicover business.  We received a favorable decision from the Court of Appeals in December 2004.  In January 2005, the retrocessionaire submitted a request to the House of Lords to review the decision.  In April 2005, the House of Lords refused to review the decision.  Subsequently, this retrocessionaire disputed the propriety of certain billings totaling $25.0 million of the reinsurance recoverable balance.  As a result, the dispute has been the subject of further arbitration proceedings.  In July 2005, the panel determined that the retrocessionaire was not liable for these billings.  We will seek permission to appeal this decision.  There have been no additional material developments concerning our discontinued reinsurance disputes, as described in Note 17 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, during the six months ended June 30, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended June 30, 2005, we issued 13,600 restricted stock units, or RSUs, to 13 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors.  Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on April 28, 2005.

(b)

Not applicable

(c)

With respect to election of five Directors, the shares present were voted as follows:

	Number of Shares Voted For	Number of Shares Withheld

Sal H. Alfiero	55,055,300	687,106
Martin N. Baily	55,037,460	704,946
John H. Forsgren, Jr.	55,038,746	703,660
John E. Haire	55,063,431	678,975
Thomas S. Johnson	54,936,483	805,923

With respect to approval of The Phoenix Companies, Inc. Performance Incentive Plan, the shares present were voted as follows:

FOR	AGAINST	ABSTAIN

39,038,915	3,979,045	2,250,751

With respect to ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, the shares present were voted as follows:

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

10.1

Phoenix Home Life Mutual Insurance Company Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333- 55268), filed February 9, 2001, as amended)

10.2

The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

The Phoenix Companies, Inc. Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.6

The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.8	First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003)*

10.9

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.10	First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004)*

10.11

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

10.12	First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2004)*

10.13

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B effective as of August 1, 2004 (incorporated herein by reference to Exhibit 10.11 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

10.14	First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B (effective as of August 1, 2004)*

10.15	Phoenix Investment Partners 2001 Phantom Option Plan (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.16	Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to Exhibit 10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.17	Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003)*

10.18	First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003)*

10.19

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.20

Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.21

The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.22	The Phoenix Companies, Inc. Annual Incentive plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.23

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.24

Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.25

Shareholder’s Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.26

Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.27

Credit Agreement dated as of November 22, 2004 between The Phoenix Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.28

Executive Employment Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. current report on Form 8-K dated January 1, 2003)

10.29	Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young*

10.30

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

10.33

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

10.38

Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and James Wehr (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.39

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.40

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

Phoenix will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to Phoenix’s reasonable expenses in furnishing such exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PHOENIX COMPANIES, INC.

Date:      August 9, 2005

By:    /s/ Michael E. Haylon

Michael E. Haylon, Executive Vice President

  and Chief Financial Officer