Form 10-Q
period 2005-09-30
PHOENIX COMPANIES INC/DE
filed 2005-11-07
CIK 1129633

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☑           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☑

On October 31, 2005, the registrant had 95.1 million shares of common stock outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

September 30, 2005 (unaudited) and December 31, 2004

	2005	2004
ASSETS:
Available-for-sale debt securities, at fair value	$13,510.8	$13,476.3
Available-for-sale equity securities, at fair value	318.4	304.3
Trading equity securities, at fair value	—	87.3
Mortgage loans, at unpaid principal balances	154.8	207.9
Venture capital partnerships, at equity in net assets	251.9	255.3
Policy loans, at unpaid principal balances	2,214.1	2,196.7
Other invested assets	321.0	371.8
	16,771.0	16,899.6
Available-for-sale debt and equity securities pledged as collateral, at fair value	319.6	1,278.8
Total investments	17,090.6	18,178.4
Cash and cash equivalents	244.6	435.0
Accrued investment income	236.3	222.3
Receivables	141.8	135.8
Deferred policy acquisition costs	1,532.1	1,429.9
Deferred income taxes	28.0	30.7
Intangible assets	304.1	308.4
Goodwill	466.5	427.2
Other assets	263.4	244.6
Separate account assets	7,358.8	6,950.3
Total assets	$27,666.2	$28,362.6

LIABILITIES:
Policy liabilities and accruals	$13,179.2	$13,132.3
Policyholder deposit funds	3,219.4	3,492.4
Stock purchase contracts	126.2	131.9
Indebtedness	753.2	690.8
Other liabilities	590.4	546.3
Non-recourse collateralized obligations	390.4	1,355.2
Separate account liabilities	7,358.8	6,950.3
Total liabilities	25,617.6	26,299.2

CONTINGENT LIABILITIES (NOTE 11)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	3.9	41.0

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 106,417,862 and 106,394,959 shares issued	1.0	1.0
Additional paid-in capital	2,438.8	2,435.2
Deferred compensation on restricted stock units	(3.4)	(3.6)
Accumulated deficit	(243.4)	(285.6)
Accumulated other comprehensive income	30.7	58.0
Treasury stock, at cost: 11,313,564 and 11,517,387 shares	(179.0)	(182.6)
Total stockholders’ equity	2,044.7	2,022.4
Total liabilities, minority interest and stockholders’ equity	$27,666.2	$28,362.6

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2005 and 2004

	Three Months		Nine Months
	2005	2004	2005	2004
REVENUES:
Premiums	$236.6	$268.8	$692.5	$739.7
Insurance and investment product fees	127.0	130.1	383.4	400.2
Broker-dealer commission and distribution fees	7.5	5.7	21.4	50.2
Investment income, net of expenses	284.1	265.0	820.9	802.0
Net realized investment gains (losses)	2.2	(9.1)	(23.5)	7.8
Total revenues	657.4	660.5	1,894.7	1,999.9

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	344.4	373.3	1,027.7	1,060.2
Policyholder dividends	98.6	98.6	265.8	309.8
Policy acquisition cost amortization	29.0	30.6	67.1	76.3
Intangible asset amortization	8.4	8.5	25.6	25.1
Intangible asset impairments	10.6	—	10.6	—
Interest expense on indebtedness	11.7	10.1	34.2	29.8
Interest expense on non-recourse collateralized obligations	5.5	9.1	24.7	25.5
Other operating expenses	119.8	123.9	364.3	423.2
Total benefits and expenses	628.0	654.1	1,820.0	1,949.9
Income from continuing operations before income taxes, minority interest and equity in earnings of affiliates	29.4	6.4	74.7	50.0
Applicable income tax expense (benefit)	2.2	(0.6)	15.2	12.7
Income from continuing operations before minority interest and equity in earnings of affiliates	27.2	7.0	59.5	37.3
Minority interest in net income of consolidated subsidiaries	(0.1)	—	(0.6)	—
Equity in undistributed earnings of affiliates	—	0.1	—	0.7
Income from continuing operations	27.1	7.1	58.9	38.0
Income (loss) from discontinued operations	(0.7)	—	(0.7)	0.1
Net income	$26.4	$7.1	$58.2	$38.1

EARNINGS PER SHARE:
Earnings from continuing operations – basic	$0.28	$0.07	$0.62	$0.40
Earnings from continuing operations – diluted	$0.26	$0.07	$0.57	$0.38
Net earnings – basic	$0.28	$0.07	$0.61	$0.40
Net earnings – diluted	$0.26	$0.07	$0.57	$0.38
Basic weighted-average common shares outstanding (in thousands)	95,100	94,733	95,371	94,624
Diluted weighted-average common shares outstanding (in thousands)	102,420	99,234	102,477	100,930

COMPREHENSIVE INCOME:
Net income	$26.4	$7.1	$58.2	$38.1
Net unrealized investment gains (losses)	(80.5)	73.5	(107.6)	10.2
Net unrealized foreign currency translation gains (losses)	0.1	(0.4)	0.6	—
Net unrealized derivative instruments gains	58.2	17.6	79.7	33.7
Other comprehensive income (loss)	(22.2)	90.7	(27.3)	43.9
Comprehensive income	$4.2	$97.8	$30.9	$82.0

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Nine Months Ended September 30, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Premiums collected	$698.3	$731.2
Insurance and investment product fees collected	414.6	455.3
Investment income collected	751.9	740.8
Proceeds from sale of trading equity securities	129.7	—
Policy benefits paid, excluding policyholder dividends	(823.3)	(1,001.9)
Policyholder dividends paid	(292.4)	(291.4)
Policy acquisition costs paid	(111.9)	(123.4)
Interest expense on indebtedness paid	(27.7)	(24.8)
Interest expense on collateralized obligations paid	(18.7)	(25.5)
Other operating expenses paid	(377.6)	(415.8)
Income taxes refunded	1.4	2.1
Cash from continuing operations	344.3	46.6
Discontinued operations, net	(24.0)	(25.1)
Cash from operating activities	320.3	21.5

INVESTING ACTIVITIES:
Investment purchases	(3,616.3)	(3,095.7)
Investment sales, repayments and maturities	3,485.2	3,181.9
Debt and equity securities pledged as collateral purchases	—	(16.2)
Debt and equity securities pledged as collateral sales	948.5	76.2
Subsidiary purchases	(14.9)	(36.7)
Subsidiary sales	—	17.1
Premises and equipment additions	(17.0)	(5.8)
Premises and equipment disposals	—	26.4
Discontinued operations, net	1.2	6.3
Cash from investing activities	786.7	153.5

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	469.8	674.7
Policyholder deposit fund withdrawals	(742.8)	(786.1)
Other indebtedness proceeds	—	25.0
Collateralized obligations repayments	(1,009.2)	(70.4)
Common stock dividends paid	(15.2)	(15.1)
Cash for financing activities	(1,297.4)	(171.9)
Change in cash and cash equivalents	(190.4)	3.1
Cash and cash equivalents, beginning of period	435.0	447.9
Cash and cash equivalents, end of period	$244.6	$451.0

Included in cash and cash equivalents above is cash pledged as collateral of $5.0 million and $61.6 million at September 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Three and Nine Months Ended September 30, 2005 and 2004

	Three Months		Nine Months
	2005	2004	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation (15,231; 13,800; 213,390; and 78,566 units)	$0.3	$0.1	$2.5	$0.9
Stock options awarded as compensation (33,500; 284,570; 452,457; and 494,570)	0.4	0.1	1.1	0.7

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation expense deferred on restricted stock units awarded	0.1	—	(2.0)	(0.5)
Compensation expense recognized on restricted stock units awarded	0.7	0.4	2.2	1.3

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income	26.4	7.1	58.2	38.1
Excess of cost over fair value of common shares contributed to employee savings plan	—	(0.7)	(0.8)	(1.5)
Common stock dividend declared ($0.16 per share)	—	—	(15.2)	(15.1)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Other comprehensive income (loss)	(22.2)	90.7	(27.3)	43.9

TREASURY STOCK:
Common shares contributed to employee savings plan (14,454; 97,404; 205,927; and 338,262 shares)	0.5	1.5	3.6	5.4
Change in stockholders’ equity	6.2	99.2	22.3	73.2
Stockholders’ equity, beginning of period	2,038.5	1,921.8	2,022.4	1,947.8
Stockholders’ equity, end of period	$2,044.7	$2,021.0	$2,044.7	$2,021.0

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

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

Our unaudited interim condensed consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three and nine-month periods in 2005 are not necessarily indicative of the results that may be expected for the year 2005.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2004 Annual Report on Form 10-K.

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

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for all stock-based compensation, follow:

Pro Forma Net Income and Earnings Per Share:	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$26.4	$7.1	$58.2	$38.1
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	0.3	0.1	0.8	0.5
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(0.3)	(1.3)	(3.1)	(4.0)
Pro forma net income	$26.4	$5.9	$55.9	$34.6

Basic earnings per share:
As reported	$0.28	$0.07	$0.61	$0.40
Pro forma	$0.28	$0.06	$0.59	$0.37
Diluted earnings per share:
As reported	$0.26	$0.07	$0.57	$0.38
Pro forma	$0.26	$0.06	$0.55	$0.34

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

Business combinations and divestitures

In October 2005, we entered into an agreement to sell approximately three quarters of our Venture Capital segment assets at a price equal to 100% of the partnership values at December 31, 2004, adjusted for contributions and distributions prior to closing.  Pending receipt of general partner consents, the transaction is expected to close in phases during the fourth quarter of 2005 and the first quarter of 2006, and the amount of any gain or loss on this transaction will be determined at that time. As a result of the transaction, this segment will be eliminated effective January 1, 2006 and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment.

Effective September 30, 2005, we completed the acquisition of the minority interests in Kayne Anderson Rudnick Investment Management, LLC, or KAR, for $76.7 million, thereby increasing our ownership to 100%.  This additional purchase was accounted for as a step-acquisition by PXP and, as a result, $44.9 million was allocated to goodwill and $31.8 million to definite-lived intangible assets.  PXP paid $9.7 million of the purchase price in October 2005 and issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition.  See Note 6 to our unaudited interim condensed financial statements in this Form 10-Q for more information.

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

Our unaudited interim condensed consolidated financial statements include the following expenses and certain transaction-related costs related to our retail affiliated broker-dealer operations sold during 2004:

Revenues and Direct Expenses of	Three Months Ended		Nine Months Ended
Retail Affiliated Broker-Dealer Operations:	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Insurance and investment product fee revenues, net of eliminations	$—	$—	$—	$32.0
Direct other operating expenses, net of deferrals	$—	$0.8	$—	$37.2

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

The Life and Annuity segment includes individual life insurance and annuity products, including participating whole life, universal life, variable universal life, term life and variable annuities.  The Asset Management segment includes private client and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds.  We provide more information on the Life and Annuity and Asset Management operating segments in Notes 3 and 4, respectively, to our unaudited interim condensed consolidated financial statements in this Form 10-Q.

The Venture Capital segment includes our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block.  As further discussed in Note 1 to these financial statements, in connection with the pending sale of approximately three quarters of our Venture Capital segment assets, the Venture Capital segment will be eliminated effective January 1, 2006 and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment.  We provide more information on this segment in Note 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q.  The Corporate and Other segment includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments.  These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

Segment assets, revenues and income information follows:

Segment Information on Assets:	Sept 30,	Dec 31,
($ in millions)	2005	2004

Segment assets
Life and annuity segment	$25,325.8	$25,117.0
Asset management segment	862.5	833.9
Operating segment assets	26,188.3	25,950.9
Venture capital segment	184.4	202.9
Corporate and other segment	1,272.7	2,185.8
Total segment assets	27,645.4	28,339.6
Net assets of discontinued operations	20.8	23.0
Total assets	$27,666.2	$28,362.6

Segment Information on Revenues and Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004
Segment revenues
Life and annuity segment	$574.1	$594.8	$1,683.1	$1,733.8
Asset management segment	58.7	63.7	178.7	200.4
Elimination of inter-segment revenues	2.1	2.0	6.2	3.8
Operating segment revenues	634.9	660.5	1,868.0	1,938.0
Venture capital segment	12.7	(3.9)	13.2	12.1
Corporate and other segment	7.6	13.0	37.0	42.0
Total segment revenues	655.2	669.6	1,918.2	1,992.1
Net realized investment gains (losses)	2.2	(9.1)	(23.5)	7.8
Total revenues	$657.4	$660.5	$1,894.7	$1,999.9

Segment income
Life and annuity segment	$45.0	$40.8	$147.7	$100.5
Asset management segment	(10.1)	—	(11.7)	0.2
Operating segment pre-tax income	34.9	40.8	136.0	100.7
Venture capital segment	12.7	(3.9)	13.2	12.1
Corporate and other segment	(18.7)	(15.9)	(51.4)	(44.7)
Total segment income before income taxes	28.9	21.0	97.8	68.1
Applicable income taxes	2.5	0.5	23.7	13.5
Total segment income	26.4	20.5	74.1	54.6
Income (loss) from discontinued operations, net of income taxes	(0.7)	—	(0.7)	0.1
Net realized investment gains (losses), net of income taxes and other offsets	2.0	(8.5)	(5.3)	(2.7)
Restructuring costs, net of income taxes	(1.3)	(4.9)	(9.9)	(13.9)
Net income	$26.4	$7.1	$58.2	$38.1

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

Life and Annuity Segment Assets:	Sept 30,	Dec 31,
($ in millions)	2005	2004

Segment assets
Investments	$16,045.4	$16,273.4
Cash and cash equivalents	94.6	255.2
Receivables	224.9	222.2
Deferred policy acquisition costs	1,532.1	1,429.9
Goodwill and other intangible assets	13.3	10.2
Other general account assets	187.0	118.9
Separate accounts	7,228.5	6,807.2
Total segment assets	$25,325.8	$25,117.0

Life and Annuity Segment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004
Segment income
Premiums	$236.6	$268.8	$692.5	$739.7
Insurance and investment product fees	78.9	74.1	230.9	220.6
Broker-dealer commission and distribution fee revenues	—	(0.7)	—	28.8
Net investment income	258.6	252.6	759.7	744.7
Total segment revenues	574.1	594.8	1,683.1	1,733.8
Policy benefits, including policyholder dividends	436.8	471.9	1,293.9	1,357.9
Policy acquisition cost amortization	33.5	30.6	75.4	77.1
Other operating expenses	58.8	51.5	166.1	198.3
Total segment benefits and expenses	529.1	554.0	1,535.4	1,633.3
Segment income before income taxes	45.0	40.8	147.7	100.5
Allocated income taxes	8.6	7.2	41.7	24.5
Segment income	36.4	33.6	106.0	76.0
Net realized investment losses, net of income taxes and other offsets	(9.7)	(3.1)	(8.5)	(5.1)
Restructuring charges, after income taxes	—	(1.0)	(0.1)	(7.2)
Segment net income	$26.7	$29.5	$97.4	$63.7

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

During the second quarter of 2005, Life and Annuity segment income benefited from an adjustment, or “unlocking,” of assumptions primarily related to deferred policy acquisition costs, or DAC.  The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities.  The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million.  The net effect of the unlocking was to increase pre-tax segment income by $23.8 million.

Life and Annuity Segment Revenues by Source:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004
Premiums
Traditional life insurance	$236.6	$268.8	$692.5	$739.7
Total premiums	236.6	268.8	692.5	739.7
Insurance and investment product fees
Variable universal life insurance	27.7	27.2	87.1	82.3
Universal life insurance	33.3	28.3	89.4	83.4
Other life insurance	(0.1)	0.6	0.3	3.3
Total, life insurance	60.9	56.1	176.8	169.0
Annuities	18.0	18.0	54.1	51.6
Total insurance and investment product fees	78.9	74.1	230.9	220.6
Broker-dealer commission and distribution fee revenues	—	(0.7)	—	28.8
Net investment income	258.6	252.6	759.7	744.7
Segment revenues	$574.1	$594.8	$1,683.1	$1,733.8

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Policy acquisition costs deferred	$45.9	$33.8	$111.9	$123.3
Costs amortized to expenses:
Recurring costs related to segment income	(33.5)	(30.6)	(75.4)	(77.1)
Decrease related to realized investment gains and losses	4.5	—	8.3	0.8
Offsets to net unrealized investment gains and losses included in other comprehensive income	54.5	(39.7)	57.4	14.0
Change in deferred policy acquisition costs	71.4	(36.5)	102.2	61.0
Deferred policy acquisition costs, beginning of period	1,460.7	1,465.2	1,429.9	1,367.7
Deferred policy acquisition costs, end of period	$1,532.1	$1,428.7	$1,532.1	$1,428.7

Closed block

In December 1999, we began the process of reorganizing and demutualizing our then principal operating company, Phoenix Home Life Mutual Insurance Company.  We completed the process in June 2001, when all policyholder membership interests in this mutual company were extinguished and eligible policyholders of the mutual company received shares of common stock of The Phoenix Companies, Inc., together with cash and policy credits, as compensation.  To protect the future dividends of these policyholders, we also established a closed block for their existing policies.  On November 3, 2005, the 2006 policyholder dividend scale was reduced for most policyholders with a reduction in the interest component of the scale, partially offset by improvements in the mortality component.  This is the first such decrease since 1999.  Summary financial data for the closed block follows:

			Inception
Closed Block Assets and Liabilities:	Sept 30,	Dec 31,	(Dec 31,
($ in millions)	2005	2004	1999)

Debt securities	$7,010.2	$6,949.6	$4,773.1
Equity securities	95.4	90.8	—
Mortgage loans	136.0	181.9	399.0
Venture capital partnerships	67.6	52.4	—
Policy loans	1,348.8	1,363.4	1,380.0
Other invested assets	67.8	60.0	—
Total closed block investments	8,725.8	8,698.1	6,552.1
Cash and cash equivalents	35.4	100.5	—
Accrued investment income	120.4	118.8	106.8
Receivables	41.0	32.7	35.2
Deferred income taxes	341.6	359.7	389.4
Other closed block assets	37.6	24.0	6.2
Total closed block assets	9,301.8	9,333.8	7,089.7
Policy liabilities and accruals	9,761.4	9,686.9	8,301.7
Policyholder dividends payable	376.0	365.5	325.1
Policyholder dividend obligation	365.9	535.9	—
Other closed block liabilities	63.0	41.5	12.3
Total closed block liabilities	10,566.3	10,629.8	8,639.1
Excess of closed block liabilities over closed block assets	$1,264.5	$1,296.0	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Nine Months Ended
Policyholder Dividend Obligation:	From	September 30,
($ in millions)	Inception	2005	2004

Closed block revenues
Premiums	$5,830.7	$659.9	$700.4
Net investment income	3,176.9	405.7	418.4
Net realized investment losses	(104.7)	(13.6)	(1.1)
Total revenues	8,902.9	1,052.0	1,117.7
Policy benefits, excluding dividends	6,099.4	731.8	749.6
Other operating expenses	64.7	6.8	7.2
Total benefits and expenses, excluding policyholder dividends	6,164.1	738.6	756.8
Closed block contribution to income before dividends and income taxes	2,738.8	313.4	360.9
Policyholder dividends	2,265.4	265.2	309.2
Closed block contribution to income before income taxes	473.4	48.2	51.7
Applicable income taxes	165.9	16.7	18.2
Closed block contribution to income	$307.5	$31.5	$33.5

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,310.6	$265.2	$309.2
Policyholder dividends provided through other comprehensive income	303.8	(132.7)	12.5
Additions to policyholder dividend liabilities	2,614.4	132.5	321.7
Policyholder dividends paid	(2,197.6)	(292.0)	(291.0)
Increase (decrease) in policyholder dividend liabilities	416.8	(159.5)	30.7
Policyholder dividend liabilities, beginning of period	325.1	901.4	889.0
Policyholder dividend liabilities, end of period	741.9	741.9	919.7
Less: policyholder dividends payable, end of period	376.0	376.0	373.7
Policyholder dividend obligation, end of period	$365.9	$365.9	$546.0

4.

Asset Management Segment

We conduct activities in Asset Management with a focus on two customer groups—private client and institutional. Through our private client group, we provide asset management services principally on a discretionary basis, with products consisting of open-end mutual funds, closed-end funds and managed accounts.  Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us.  Our private client business also provides transfer agency, accounting and other administrative services to all of our open-end mutual funds.

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

We offer asset management services through our asset managers to whom we provide a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities.  On an ongoing basis, we monitor the quality of our products by assessing their performance and style consistency.  Segment information on assets, segment income, intangible assets and goodwill follows:

Asset Management Segment Assets:	Sept 30,	Dec 31,
($ in millions)	2005	2004

Segment assets
Investments	$12.6	$12.8
Cash and cash equivalents	53.2	50.0
Receivables	28.2	34.2
Intangible assets	304.1	308.4
Goodwill	453.2	416.9
Other assets	11.2	11.6
Total segment assets	$862.5	$833.9

Asset Management Segment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004
Segment income
Investment product fees	$51.0	$57.2	$156.3	$178.6
Broker-dealer commission and distribution fees	7.5	6.3	21.4	21.3
Net investment income	0.2	0.2	1.0	0.5
Total segment revenues	58.7	63.7	178.7	200.4
Intangible asset amortization	8.4	8.5	25.1	25.1
Intangible asset impairments	10.6	—	10.6	—
Other operating expenses	49.8	55.2	154.7	175.1
Total segment expenses	68.8	63.7	190.4	200.2
Segment income (loss) before income taxes	(10.1)	—	(11.7)	0.2
Allocated income taxes (benefit)	(4.5)	—	(4.9)	0.4
Segment loss	(5.6)	—	(6.8)	(0.2)
Net realized investment gains (losses), net of income taxes (benefit)	(0.1)	0.2	(0.3)	1.6
Restructuring charges, net of income taxes	(0.9)	—	(6.1)	(0.3)
Segment net income (loss)	$(6.6)	$0.2	$(13.2)	$1.1

Goodwill and intangible assets included in the Asset Management segment

Carrying Amounts of Intangible Assets and Goodwill:	Sept 30,	Dec 31,
($ in millions)	2005	2004

Asset management contracts with definite lives	$402.2	$401.2
Less: accumulated amortization	171.4	166.1
Intangible assets with definite lives	230.8	235.1
Asset management contracts with indefinite lives	73.3	73.3
Intangible assets	$304.1	$308.4

Goodwill	$453.2	$416.9

Activity in Intangible Assets and Goodwill:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004
Intangible assets
Asset purchases	$32.0	$—	$32.1	$1.8
Asset amortization	(8.4)	(8.5)	(25.1)	(25.1)
Asset impairments	(10.6)	—	(10.6)	—
Restructuring adjustment	—	—	(0.5)	—
Purchase accounting adjustment	—	—	(0.2)	—
Change in intangible assets	13.0	(8.5)	(4.3)	(23.3)
Balance, beginning of period	291.1	320.3	308.4	335.1
Balance, end of period	$304.1	$311.8	$304.1	$311.8

Goodwill
Asset purchases	$44.9	$—	$45.0	$2.5
Tax benefit adjustment	(7.5)	—	(7.5)	—
Purchase accounting adjustment	—	—	(1.2)	—
Change in goodwill	37.4	—	36.3	2.5
Balance, beginning of period	415.8	410.6	416.9	408.1
Balance, end of period	$453.2	$410.6	$453.2	$410.6

Upon acquisition, we calculate and record the fair value of definite-lived intangible assets based on their discounted cash flows. To conduct subsequent tests for impairments, we calculate the current fair value of the asset, compare it to the recorded value, and record an impairment charge if warranted.  For purposes of our testing for goodwill and indefinite-lived intangible asset impairments, we calculate the fair value of each reporting unit based on the sum of a multiple of revenue and the fair value of the unit’s tangible net assets.  Tests for impairments are performed at least annually or more frequently if warranted by changes in business conditions.

In the third quarter of 2005, we recorded additional goodwill of $44.9 million and an intangible asset of $31.8 million related to the acquisition of the remaining minority interest in KAR.  Also in the third quarter of 2005, we recorded a $10.6 million pre-tax impairment on $13.2 million of identified intangible assets related to certain investment contracts that have experienced significant outflows.  Additionally, based on the completion of our multi-year IRS audit, we recognized $7.5 million of acquired tax benefits that had been established as of PXP’s privatization in January 2001.  The recognition of these benefits reduced goodwill that had been recorded at that time.  In the second quarter of 2005, we recorded a $1.2 million adjustment to goodwill, which related to our acquisition of the remaining minority interest in Seneca.

5.

Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:	September 30, 2005		December 31, 2004
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$769.2	$726.3	$679.1	$625.4
State and political subdivision	388.7	364.7	446.5	413.7
Foreign government	340.2	303.2	314.8	284.0
Corporate	7,470.8	7,284.0	7,365.4	7,040.7
Mortgage-backed	3,309.6	3,244.4	3,253.4	3,122.9
Other asset-backed	1,232.3	1,229.3	1,417.1	1,405.0
Available-for-sale debt securities	$13,510.8	$13,151.9	$13,476.3	$12,891.7

Amounts applicable to the closed block	$7,010.2	$6,708.7	$6,949.6	$6,515.2

Hilb Rogal & Hobbs Company common stock	$133.9	$42.1	$131.3	$42.1
Lombard International Assurance, S.A.	—	—	43.3	43.3
Other equity securities	184.5	165.3	129.7	113.9
Available-for-sale equity securities	$318.4	$207.4	$304.3	$199.3

Amounts applicable to the closed block	$95.4	$84.3	$90.8	$78.3

Our holdings in Hilb Rogal & Hobbs, or HRH, common stock as of September 30, 2005 are available to be used in November 2005 to settle stock purchase contracts issued by us.  Upon settlement of such stock purchase contracts, we will recognize a gross investment gain of $91.8 million ($32.4 million gain net of offsets for applicable deferred acquisition costs and income taxes). See Note 6 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

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

Unrealized Gains and Losses from	September 30, 2005		December 31, 2004
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$46.5	$(3.6)	$55.4	$(1.7)
State and political subdivision	26.0	(2.0)	34.4	(1.6)
Foreign government	37.6	(0.6)	31.1	(0.3)
Corporate	257.7	(70.9)	364.2	(39.5)
Mortgage-backed	85.8	(20.6)	137.0	(6.5)
Other asset-backed	22.1	(19.1)	32.4	(20.3)
Debt securities gains (losses)	$475.7	$(116.8)	$654.5	$(69.9)
Debt securities net gains	$358.9		$584.6

Hilb Rogal & Hobbs Company, or HRH, common stock	$91.8	$—	$89.2	$—
Other equity securities	22.8	(3.6)	19.1	(3.3)
Equity securities gains (losses)	$114.6	$(3.6)	$108.3	$(3.3)
Equity securities net gains	$111.0		$105.0

Aging of Temporarily Impaired	September 30, 2005
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$167.6	$(2.3)	$40.6	$(1.3)	$208.2	$(3.6)
State and political subdivision	31.5	(0.9)	32.5	(1.1)	64.0	(2.0)
Foreign government	23.2	(0.4)	10.6	(0.2)	33.8	(0.6)
Corporate	2,336.9	(45.5)	591.7	(25.4)	2,928.6	(70.9)
Mortgage-backed	1,270.8	(15.2)	203.3	(5.4)	1,474.1	(20.6)
Other asset-backed	407.8	(4.2)	166.4	(14.9)	574.2	(19.1)
Debt securities	$4,237.8	$(68.5)	$1,045.1	$(47.9)	$5,282.9	$(116.8)
Common stock	55.9	(1.6)	8.7	(2.0)	64.6	(3.6)
Total temporarily impaired securities	$4,293.7	$(70.1)	$1,053.8	$(48.3)	$5,347.5	$(120.4)

Amounts inside the closed block	$1,596.2	$(27.5)	$343.8	$(19.6)	$1,940.0	$(47.1)

Amounts outside the closed block	$2,697.5	$(42.6)	$710.0	$(30.7)	$3,407.5	$(73.3)

Amounts outside the closed block that are below investment grade	$153.2	$(4.5)	$86.0	$(12.8)	$239.2	$(17.3)
After offsets for deferred acquisition cost adjustment and taxes		$(1.0)		$(3.9)		$(4.9)

These securities are considered to be temporarily impaired at September 30, 2005 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Venture capital partnerships

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate the effect of any lag in reporting.

Components of Net Investment Income	Three Months Ended		Nine Months Ended
Related to Venture Capital Partnerships:	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Net realized gains on partnership cash and stock distributions	$14.5	$8.3	$22.0	$8.5
Net unrealized gains (losses) on partnership investments	5.3	(11.7)	(9.3)	10.1
Partnership operating earnings (losses)	(3.3)	(0.3)	4.4	(2.9)
Net investment income	$16.5	$(3.7)	$17.1	$15.7

Amounts applicable to the closed block	$3.8	$0.2	$3.9	$3.6
Amounts applicable to the venture capital segment	$12.7	$(3.9)	$13.2	$12.1

As further discussed in Note 1 to these financial statements, in connection with the pending sale of approximately three quarters of our Venture Capital segment assets, the Venture Capital segment will be eliminated effective January 1, 2006 and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment.

The effect of our adjusting estimated partnership results to actual results reflected in partnership financial statements was to increase (decrease) net investment income as follows:

Effect of Adjustment from Estimated Partnership	Three Months Ended		Nine Months Ended
Results to Actual Partnership Financial Statements:	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Venture capital segment	$1.3	$10.1	$(10.0)	$4.2
Closed block	0.1	2.7	(3.0)	2.0
Total	$1.4	$12.8	$(13.0)	$6.2

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Contributions	$15.2	$16.0	$46.7	$42.8
Equity in earnings of partnerships	16.5	(3.7)	17.1	15.7
Distributions	(31.2)	(17.5)	(67.2)	(49.3)
Change in venture capital partnerships	0.5	(5.2)	(3.4)	9.2
Venture capital partnership investments, beginning of period	251.4	249.3	255.3	234.9
Venture capital partnership investments, end of period	$251.9	$244.1	$251.9	$244.1

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

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Debt securities	$201.0	$192.4	$597.7	$575.9
Equity securities	1.6	1.1	6.7	3.1
Mortgage loans	3.9	5.9	14.5	17.2
Venture capital partnerships	16.5	(3.7)	17.1	15.7
Policy loans	42.2	42.3	123.5	126.2
Other investments	13.0	16.9	33.7	37.9
Cash and cash equivalents	1.6	1.4	5.1	3.1
Total investment income	279.8	256.3	798.3	779.1
Less: investment expenses	1.3	2.4	6.4	7.1
Net investment income, general account investments	278.5	253.9	791.9	772.0
Debt and equity securities pledged as collateral (Note 7)	5.6	11.1	29.0	30.0
Net investment income	$284.1	$265.0	$820.9	$802.0

Amounts applicable to the closed block	$137.1	$137.3	$405.7	$418.4

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Debt security impairments	$(4.3)	$(4.6)	$(25.0)	$(8.6)
Other invested asset impairments	—	—	—	(3.3)
Mortgage loan impairments	—	—	(0.8)	—
Debt and equity securities pledged as collateral impairments	(0.2)	(8.3)	(1.2)	(16.6)
Impairment losses	(4.5)	(12.9)	(27.0)	(28.5)
Debt security transaction gains	4.0	6.0	15.7	25.2
Debt security transaction losses	(6.5)	(2.3)	(25.3)	(8.4)
Equity security transaction gains	3.5	0.2	4.9	12.8
Equity security transaction losses	(1.1)	—	(3.1)	(0.9)
Mortgage loan transaction gains	—	—	—	0.2
Debt and equity securities pledged as collateral	1.1	—	1.3	—
Affiliate transactions	(0.2)	—	(0.8)	—
Real estate transaction gains (losses)	—	—	3.7	—
Other invested asset transaction gains (losses)	5.9	(0.1)	7.1	7.4
Net transaction gains	6.7	3.8	3.5	36.3
Net realized investment gains (losses)	$2.2	$(9.1)	$(23.5)	$7.8

Net realized investment gains (losses)	$2.2	(9.1)	(23.5)	7.8
Applicable closed block policyholder dividend obligation	4.2	(2.5)	(6.9)	4.8
Applicable deferred policy acquisition costs	(4.5)	—	(8.3)	(0.8)
Applicable deferred income taxes (benefit)	0.5	1.9	(3.0)	7.3
Offsets to realized investment gains (losses)	0.2	(0.6)	(18.2)	11.3
Net realized investment gains (losses) included in net income	$2.0	$(8.5)	$(5.3)	$(3.5)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Debt securities	$(255.9)	$273.7	$(225.7)	$1.0
Equity securities	10.0	(1.7)	6.0	8.2
Debt and equity securities pledged as collateral	(65.6)	35.9	(89.7)	8.4
Other investments	—	(4.8)	—	(7.3)
Net unrealized investment gains (losses)	$(311.5)	$303.1	$(309.4)	$10.3

Net unrealized investment gains (losses)	$(311.5)	$303.1	$(309.4)	$10.3
Applicable closed block policyholder dividend obligation	(168.5)	170.4	(135.1)	12.5
Applicable deferred policy acquisition costs (benefit)	(54.5)	39.7	(57.4)	(14.0)
Applicable deferred income taxes (benefit)	(8.0)	19.5	(9.3)	1.6
Offsets to net unrealized investment gains (losses)	(231.0)	229.6	(201.8)	0.1
Net unrealized investment gains (losses) included in other comprehensive income	$(80.5)	$73.5	$(107.6)	$10.2

6.

Financing Activities

Stock purchase contracts and indebtedness

In November 2002, we issued stock purchase contracts in a public offering.  The stock purchase contracts are prepaid forward contracts issued by us that will be settled in shares of HRH common stock in the fourth quarter of 2005.

Stock Purchase Contracts:	September 30, 2005		December 31, 2004
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Stock purchase contracts stated amount	$138.8	$126.2	$141.1	$131.9
Settlement amount adjustment	(12.6)	—	(9.2)	—
Stock purchase contracts	$126.2	$126.2	$131.9	$131.9

Indebtedness:	September 30, 2005		December 31, 2004
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$67.0	$67.0	$—	$—
6.95% surplus notes	30.2	34.4	30.2	34.4
7.15% surplus notes	173.9	180.4	173.9	174.8
Equity units	153.7	218.4	153.7	227.8
Senior unsecured bonds	300.0	304.1	300.0	306.7
Revolving credit facility	25.0	25.0	25.0	25.0
Interest rate swap	3.4	3.4	8.0	8.0
Total indebtedness	$753.2	$832.7	$690.8	$776.7

In connection with the acquisition of the remaining minority interest in KAR during the third quarter of 2005, PXP issued $67.0 million of promissory notes to the minority interest sellers.  These notes are payable in two installments, including $9.8 million due January 2006 and $57.2 million plus deferred interest due January 2007.  The interest rate on the notes is 4.75%.  The remainder of the purchase price, $9.7 million, was paid in October 2005 and is included in other liabilities as of September 30, 2005.

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million).  Each equity unit is composed of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note).  The notes bear interest at an annual rate of 6.6% and $25 principal amount per note is initially due in February 2008.  On or after November 7, 2005, the notes will be remarketed as senior unsecured obligations and the interest rate will be reset at that time.  The holders of the purchase contracts will be paid a contract adjustment payment at a rate of 0.65% per year and have agreed to purchase a minimum 2.8343 shares (17,423,859 shares aggregate) and a maximum of 3.4578 shares (21,256,826 shares aggregate) of our common stock, depending on its quoted market price, in February 2006.  We can provide these shares through issuance of treasury or new shares or by purchasing shares in the open market.  The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception.

Common stock dividends

On April 28, 2005, we declared a cash dividend of $0.16 per share, which was paid on July 11, 2005 to shareholders of record on June 13, 2005.  In the prior year, we declared a dividend of $0.16 per share on April 29, 2004 to our shareholders of record on June 14, 2004, which was paid on July 12, 2004.

7.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities.  We serve as the investment advisor to seven collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below.  These seven collateralized obligation trusts are investment trusts with aggregate assets of $1.6 billion that are primarily invested in a variety of fixed income securities acquired from third parties.  These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account.  The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees.  Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates’ advisory fees.  Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the seven collateralized obligation trusts is $48.7 million at September 30, 2005 ($0.0 million of which relates to trusts that are consolidated).  Of that exposure, $34.3 million ($0.0 million of which relates to trusts that are consolidated) relates to investment grade debt securities.

Prior to September 30, 2005, we consolidated Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, which was redeemed during the third quarter of 2005.  Upon redemption, this issue was liquidated and the remaining assets of the trust, in excess of remaining liabilities, were distributed to the trust’s equity investors, including our life insurance subsidiary, pro rata based upon the amounts originally invested.  Liquidation of this trust resulted in a reduction to zero of all of our assets, liabilities and accumulated other comprehensive income associated with this trust, with our life insurance subsidiary’s share of the residual balance recorded to earnings.  Total third quarter income related to Mistic was $12.5 million which consisted of $3.4 million of prepayment fees, $3.9 million of realized investment gains, $3.8 million of management fees and a reversal of $1.4 million of impairments taken previously under FIN 46-R when Mistic was consolidated on Phoenix’s balance sheet.

We consolidated two and three collateralized obligation trusts as of September 30, 2005 and 2004, respectively.  As of September 30, 2005, we had no direct investment in these consolidated collateralized obligation trusts.  We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $3.2 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively, and $4.8 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively, related to these consolidated collateralized obligation trusts.

Consolidated Variable Interest Entities:	Sept 30,	Dec 31,
($ in millions)	2005	2004

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I	$54.4	$94.4
Phoenix CDO II	272.8	294.5
Phoenix-Mistic 2002-1 CDO, Ltd.	—	967.0
Total	$327.2	$1,355.9

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity, callable as of March 31, 2002)	$90.3	$127.3
Phoenix CDO II (December 2012 mandatorily redeemable, callable as of April 30, 2004)	300.1	329.4
Phoenix-Mistic 2002-1 CDO, Ltd. (September 2014 maturity, called September 15, 2005)	—	898.5
Total	$390.4	$1,355.2

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $319.6 million and $1,278.8 million at September 30, 2005 and December 31, 2004, respectively.  In addition, cash and accrued investment income of $7.6 million and $77.1 million are included in these amounts at September 30, 2005 and December 31, 2004, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $368.6 million and $1,253.4 million at September 30, 2005 and December 31, 2004, respectively, and non-recourse derivative cash flow hedge liability of $21.8 million (notional amount of $210.7 million with maturity of June 1, 2009) and $101.8 million (notional amount of $1,118.2 million with various maturities over the period 2005-2013) at September 30, 2005 and December 31, 2004, respectively.  Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities were $0.0 million and $37.7 million at September 30, 2005 and December 31, 2004, respectively.

Fair Value and Cost of Debt and Equity Securities	September 30, 2005		December 31, 2004
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$319.1	$290.5	$1,276.9	$1,159.9
Equity securities pledged as collateral	0.5	0.3	1.9	0.4
Total debt and equity securities pledged as collateral	$319.6	$290.8	$1,278.8	$1,160.3

Gross and Net Unrealized Gains and Losses from	September 30, 2005		December 31, 2004
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$38.5	$(9.9)	$131.3	$(14.3)
Equity securities pledged as collateral	0.3	(0.1)	1.6	(0.1)
Total	$38.8	$(10.0)	$132.9	$(14.4)
Net unrealized gains	$28.8		$118.5

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $9.9 million at September 30, 2005.  Debt securities with a fair value less than 80% of the security’s amortized cost totaled $7.5 million at September 30, 2005.  The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at September 30, 2005.

We recognized a $1.2 million and a $16.6 million charge to earnings in the nine months ended September 30, 2005 and 2004, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.  Of the 2005 and 2004 charge, $0.0 million and $3.7 million, respectively, relate to our direct investment in these consolidated trusts.

The effect of the method of consolidation of these collateralized debt obligation trusts was to increase our net income by $0.1 million and decrease our net income by $13.0 million for the nine months ended September 30, 2005 and 2004, respectively, and to decrease our stockholders’ equity by $63.3 million and $67.5 million as of September 30, 2005 and December 31, 2004, respectively.

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

8.

Income Taxes

For the three and nine months ended September 30, 2005 and 2004, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Income taxes at statutory rate	$10.3	$2.2	$26.1	$17.5
Tax advantaged investment income	(7.0)	(8.8)	(10.0)	(11.5)
Realized (gains) losses on available-for-sale securities pledged as collateral	(0.3)	2.9	—	4.5
Other, net	(0.8)	3.1	(0.9)	2.2
Income taxes applicable to continuing operations	$2.2	$(0.6)	$15.2	$12.7

Effective income tax rates	7.5%	(9.4)%	20.3%	25.4%

Our effective income tax rates of 7.5% and 20.3% for the three and nine-month periods ending September 30, 2005 include significant, infrequent and unusual items and, therefore, do not reflect the anticipated effective income tax rate for the full year. The significant, infrequent and unusual events in 2005 primarily include tax benefits associated with the resolution of certain tax matters with the Internal Revenue Service, or the IRS.  Our effective income tax rates of (9.4)% and 25.4% for the three and nine months ended September 30, 2004 included significant, infrequent and unusual adjustments related to changes in estimate based on the anticipated resolution of certain tax matters with the IRS.  The actual effective income tax rate for the full year 2004 was 29.5%.

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

9.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.  The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$3.6	$2.2	$8.9	$8.2
Interest cost	8.6	8.4	25.4	24.6
Expected return on plan assets	(8.3)	(7.7)	(24.7)	(22.9)
Net loss amortization	1.9	1.6	5.0	3.8
Prior service cost amortization	0.2	0.2	0.7	0.7
Net transition asset amortization	—	(0.7)	—	(1.9)
Loss on curtailment	—	0.7	—	1.3
Pension benefit cost	$6.0	$4.7	$15.3	$13.8

Components of Other Postretirement Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$0.4	$0.7	$1.3	$1.5
Interest cost	1.0	1.0	2.9	3.2
Net gain amortization	(0.2)	(0.2)	(0.3)	(0.2)
Prior service cost amortization	(0.3)	(0.6)	(1.1)	(1.7)
Gain on curtailment	—	(2.3)	—	(9.7)
Other postretirement benefit cost	$0.9	$(1.4)	$2.8	$(6.9)

Savings plans

During the three months ended September 30, 2005 and 2004, we incurred costs of $1.2 million and $1.0 million, respectively, for contributions to our employer-sponsored savings plans.  During the nine months ended September 30, 2005 and 2004, we incurred costs of $3.5 million and $4.3 million, respectively, for contributions to our employer-sponsored savings plans.

Prior to July 1, 2005, our contributions to sponsored savings plans were made to the Phoenix Common Stock Fund.  Since July 1, 2005, employees have had the option to invest the employer match in any investment option available in our savings and investment benefit plans.  During the three months ended September 30, 2005 and 2004, we contributed 14,454 and 97,404 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $0.2 million and $1.5 million and an aggregate market value of $0.2 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively.  During the nine months ended September 30, 2005 and 2004, we contributed 205,927 and 338,262 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $3.3 million and $5.4 million and an aggregate market value of $2.5 million and $4.1 million for the nine months ended September 30, 2005 and 2004, respectively. Treasury shares are no longer used to fund the employer matching contributions to our savings and investment benefit plans.

Stock-based compensation

Stock Option Activity:	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Number	Weighted-	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	of	Average	Of	Average	of	Average
	Common	Exercise	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	4,532,872	$14.72	4,393,175	$15.37	4,329,983	$15.05	4,627,856	$15.45
Granted	33,500	12.35	284,570	10.40	452,457	11.43	494,570	11.13
Exercised	(10,444)	9.25	(4,177)	9.07	(22,885)	9.15	(6,035)	9.07
Canceled	(102,524)	12.53	(172,247)	15.17	(306,151)	14.35	(615,070)	14.84
Outstanding, end of period	4,453,404	$14.76	4,501,321	$15.05	4,453,404	$14.76	4,501,321	$15.05

During the three months ended September 30, 2005, we granted 33,500 stock options which vest over three years.  These options had a weighted-average fair value of $1.79 per option ($0.1 million aggregate) which we are expensing over their three-year vesting periods.  During the nine months ended September 30, 2004, we granted 452,457 stock options which vest over three years.  These options had a weighted-average fair value of $3.14 per option ($1.4 million aggregate) which we are expensing over their three-year vesting period.

At September 30, 2005, 3.6 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.62.  At September 30, 2005, the weighted-average remaining contractual life for all options outstanding was 7.3 years.

Restricted stock units (RSUs)

RSU Activity at Weighted-Average Grant Price:	Nine Months Ended September 30,
	2005		2004
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,649,888	$10.61	1,436,843	$10.47
Awarded, six months ended June 30,	198,159	11.98	64,766	13.51
Canceled	(9,903)	12.91	—	—
Outstanding, June 30,	1,838,144	10.75	1,501,609	10.60
Awarded, three months ended September 30,	15,231	11.90	13,800	10.42
Outstanding, end of period	1,853,375	$10.76	1,515,409	$10.60

Generally, the shares underlying these awards, which are or become vested, will be issued on the later of June 26, 2006 or each employee’s and each director’s respective termination or retirement.

In addition to the granted restricted stock units above, at September 30, 2005 there were several incentive compensation plans outstanding which provide for the possible future issuance of additional restricted stock units.  The number of additional units to be granted is contingent upon certain performance-based goals, as defined in the individual plans, being met.

10.

Earnings Per Share

Shares Used in Calculation of Basic and	Three Months Ended		Nine Months Ended
Diluted Earnings per Share:	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Weighted-average common shares outstanding	95,100	94,733	95,371	94,624
Effect of potential common shares:
Equity units	4,729	2,935	4,809	4,722
Restricted stock units	2,367	1,502	2,158	1,476
Director and employee stock options	224	64	139	108
Dilutive potential common shares	7,320	4,501	7,106	6,306
Weighted-average common shares outstanding and dilutive potential common shares	102,420	99,234	102,477	100,930

Employee Stock Options and Equity Units excluded from
Calculation due to Anti-dilutive Exercise Prices:
(i.e., in excess of average common share market prices)
Stock options	3,614	3,815	3,608	3,771
Equity units	—	—	—	—

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $76.0 million as of September 30, 2005 and $110.0 million as of December 31, 2004.  Our total amounts recoverable from retrocessionaires related to paid losses were $65.0 million as of September 30, 2005 and $60.0 million as of December 31, 2004.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three and nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, we have a reinsurance recoverable balance of $25.0 million from a retrocessionaire that remains subject to dispute.  We have previously received favorable decisions from an arbitration panel and the English Court of Appeals that have resulted in payments by the retrocessionaire totaling $63.4 million, including $17.8 million in October 2005.  In July 2005, an arbitration panel determined that the retrocessionaire was not liable for certain billings related to a commutation totaling $25.0 million.  We are seeking permission to appeal this decision.  The retrocessionaire is current in respect of all other reinsurance recoverable balances.  There have been no additional material developments concerning our discontinued reinsurance disputes, as described in Note 17 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, during the three and nine months ended September 30, 2005.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the Company’s primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the Company’s insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (v) downgrades in the financial strength ratings of the Company’s subsidiaries or in the Company’s credit ratings; (vi) discrepancies between actual claims or investment experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the Company’s continued success in achieving planned expense reductions; (ix) the effects of closing the Company’s retail brokerage operations; and (x) other risks and uncertainties described in any of the Company’s filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews our consolidated financial condition as of September 30, 2005 as compared to December 31, 2004; our consolidated results of operations for the three and nine months ended September 30, 2005 and 2004; and, where appropriate, factors that may affect our future financial performance.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2004 in our 2004 Annual Report on Form 10-K.

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

We report our remaining activities in two non-operating segments—Venture Capital and Corporate and Other.  Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties.  These assets are investments of the general account of Phoenix Life and certain of its subsidiaries (together, our Life Companies).  As further discussed in Note 1 to these financial statements, in connection with the pending sale of approximately three quarters of our Venture Capital segment assets, the Venture Capital segment will be eliminated effective January 1, 2006 and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment.  Corporate and Other includes:  indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently.  These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

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

•

ability to maintain expenses in accordance with our pricing assumptions; and

•

persistency on policies issued (the percentage of policies remaining in force from year to year as measured by premiums);

•

the amount and composition of assets under management;

•

the maintenance of our target spreads between the rate of earnings on our investments and dividend and interest rates credited to customers; and

•

our ability to manage expenses.

Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of September 30, 2005, 72% of our policy liabilities and accruals were for participating policies.  As a result, a significant portion of our expenses consists, and will continue to consist of policyholder dividends.  Our net income is reduced by the amounts of these dividends.  Policyholder dividend expense was $265.8 million and $309.8 million during the nine months ended September 30, 2005 and 2004, respectively.

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

Discontinued Operations

During 1999, we discontinued the operations of several businesses that did not align with our business strategy, including reinsurance, group life and health and real estate management operations.  See Note 11 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding our discontinued reinsurance operations.

Other Recent Acquisitions and Divestitures

In October 2005, we entered into an agreement to sell approximately three quarters of our Venture Capital segment assets at a price equal to 100% of the partnership values at December 31, 2004, adjusted for contributions and distributions prior to closing. Pending receipt of general partner consents, the transaction is expected to close in phases during the fourth quarter of 2005 and the first quarter of 2006, and the amount of any gain or loss on this transaction will be determined at that time. As a result of the transaction, this segment will be eliminated, effective January 1, 2006, and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment.

Effective September 30, 2005, we completed the acquisition of the minority interests in Kayne Anderson Rudnick Investment Management, LLC, or KAR, for $76.7 million, thereby increasing our ownership to 100%.  This additional purchase was accounted for as a step-acquisition by PXP and, as a result, $44.9 million was allocated to goodwill and $31.8 million to definite-lived intangible assets.  PXP paid $9.7 million of the purchase price in October 2005 and issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition.  See Notes 4 and 6 to our unaudited interim condensed financial statements in this Form 10-Q for more information.

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

Consolidated Results of Operations

Summary Consolidated	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

REVENUES:
Premiums	$236.6	$268.8	$(32.2)	$692.5	$739.7	$(47.2)
Insurance and investment product fees	127.0	130.1	(3.1)	383.4	400.2	(16.8)
Broker-dealer commission and distribution fee revenues	7.5	5.7	1.8	21.4	50.2	(28.8)
Investment income, net of expenses	284.1	265.0	19.1	820.9	802.0	18.9
Net realized investment gains (losses)	2.2	(9.1)	11.3	(23.5)	7.8	(31.3)
Total revenues	657.4	660.5	(3.1)	1,894.7	1,999.9	(105.2)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	344.4	373.3	(28.9)	1,027.7	1,060.2	(32.5)
Policyholder dividends	98.6	98.6	—	265.8	309.8	(44.0)
Policy acquisition cost amortization	29.0	30.6	(1.6)	67.1	76.3	(9.2)
Intangible asset amortization	8.4	8.5	(0.1)	25.6	25.1	0.5
Intangible asset impairments	10.6	—	10.6	10.6	—	10.6
Interest expense on indebtedness	11.7	10.1	1.6	34.2	29.8	4.4
Interest expense on non-recourse collateralized obligations	5.5	9.1	(3.6)	24.7	25.5	(0.8)
Other operating expenses	119.8	123.9	(4.1)	364.3	423.2	(58.9)
Total benefits and expenses	628.0	654.1	(26.1)	1,820.0	1,949.9	(129.9)
Income before income taxes and minority interest	29.4	6.4	23.0	74.7	50.0	24.7
Applicable income taxes	2.2	(0.6)	2.8	15.2	12.7	2.5
Income before minority interest	27.2	7.0	20.2	59.5	37.3	22.2
Minority interest in net loss of consolidated subsidiaries	(0.1)	—	(0.1)	(0.6)	—	(0.6)
Equity in undistributed earnings of affiliates	—	0.1	(0.1)	—	0.7	(0.7)
Income from continuing operations	27.1	7.1	20.0	58.9	38.0	20.9
Income (loss) from discontinued operations	(0.7)	—	(0.7)	(0.7)	0.1	(0.8)
Net income	$26.4	$7.1	$19.3	$58.2	$38.1	$20.1

Executive Overview and Outlook

Third quarter 2005 net income of $26.4 million almost quadrupled in comparison to the third quarter 2004 net income of $7.1 million, primarily as a result of strong investment income, realized investment gains in 2005 compared to losses in 2004 and lower operating expenses, offset by a non-cash charge related to an impairment of an identified intangible asset. Mortality and life insurance persistency continued to be favorable.  In the 2005 quarter, total segment income was $26.4 million, a 29% increase from the $20.5 million reported in the 2004 third quarter, reflecting substantially improved operating results from our Life and Annuity segment and strong portfolio results in our Venture Capital segment, offset primarily by a loss in our Asset Management segment as a result of an impairment charge on an identified intangible asset.  In the third quarter, the Phoenix-Mistic CBO, Ltd., or Mistic, was redeemed and contributed $12.5 million in pre-tax income, including prepayment fees, realized investment gains and management fees.  A reconciliation of segment income to net income follows in the Results of Operations by Segment section contained in this analysis.

Third quarter year-to-date 2005 net income of $58.2 million rose 53% over the third quarter year-to-date 2004 net income of $38.1 million.  This was driven by improved results from Life and Annuity which includes a $15.5 million second quarter “unlocking” gain, offset by lower Asset Management and Corporate and Other segment results and slightly higher realized investment losses.  These factors also resulted in a 36% increase in third quarter year-to-date 2005 total segment income to $74.1 million from $54.6 million in the 2004 period.

Overall, the third quarter of 2005 reflected solid improvement in Life and Annuity earnings and a significant recovery in life sales.  Effective September 30, 2005, we bought the 35% minority interest in KAR that we did not already own.  This transaction is accretive and completes our conversion of our asset management business to a 100%-owned model, benefiting the company strategically and financially.  We also announced an agreement to sell approximately 75% of our Venture Capital segment assets at a price equal to 100% of partnership values at December 31, 2004, adjusted for contributions and distributions prior to closing. This is an important step that will reduce the company’s overall equity exposure and earnings volatility and, as a result, will significantly enhance earnings quality.

Life and Annuity results for the third quarter and year-to-date 2005 periods reflected improvements in investment and insurance margins and continued strong persistency for life insurance.  Life insurance pre-tax income of $144.4 million for the year-to-date 2005 period includes a $34.5 million pre-tax benefit from the unlocking of DAC assumptions, primarily related to better mortality in our life insurance blocks.  In the third quarter, we benefited from approximately $8.0 million of additional investment income due to partnership gains and prepayment premiums.  Annuity pre-tax income improved to $6.9 million for the third quarter from $3.9 million for the same quarter in 2004.  The run-off of discontinued blocks of fixed annuities and certain variable annuities with guaranteed crediting rates has accelerated with the rise in short-term rates.  The income impact remains nominal, but the run-off is freeing up capital to invest in other parts of the business. Year-to-date 2005 pre-tax income of $3.3 million reflects a $10.7 million pre-tax charge related to the unlocking of DAC assumptions for interest rates and spreads in the second quarter.

Third quarter and year-to-date 2005 Asset Management earnings and net flows were unsatisfactory, reflecting both uneven market conditions and outflows resulting from underperformance in certain equity strategies and the dissolution of the Mistic CBO.  Asset Management reported a pre-tax segment loss of $10.1 million and $11.7 million for the third quarter and year-to-date periods.  Segment income includes a non-cash charge of $10.6 million for an impairment on $13.2 million of identified intangible assets related to certain investment contracts that have experienced significant outflows.  Revenues for the third quarter 2005 included $3.8 million in income associated with the Mistic CBO which was redeemed.  Absent those fees, revenues would have declined due to the drop in assets under management.  Since approximately 54% of our asset management fee revenues are based on assets as of the beginning of a quarter, this causes fluctuations in fees to lag behind changes in assets under management. Expenses are lower reflecting the results of our expense reduction initiatives and lower incentive compensation.  Sales for the nine-month period were slightly higher than a year ago and redemptions, excluding Mistic CBO, were also slightly higher. Relative investment performance, particularly in our equity strategies, continues to be the primary reason for the outflows. In general, good performance in our fixed income and specialty areas, such as real estate investment trusts, contributed to inflows while underperformance in certain equity strategies caused the outflows.  We are focused on improving both relative performance and the profitability of this business.

Venture Capital produced a strong gain in the third quarter of 2005 as a result of a high level of liquidity events in our portfolio.

Corporate and Other had a segment pre-tax loss in the third quarter of $18.7 million compared to a $15.9 million loss in 2004. The increase is primarily due to a one-time true-up of expense allocations.

Our capital and liquidity positions were strong at September 30, 2005.  Stockholders’ equity, excluding accumulated other comprehensive income, was $2 billion and holding company liquidity remains adequate. Finally, Phoenix Life’s statutory capital, surplus and surplus notes grew to $858.1 million with a commensurate increase in risk-based capital.  Phoenix Life’s year-to-date 2005 statutory gain from operations was $63.6 million, driven in part by expense savings from the 2004 sale of our affiliated distribution.

Three and nine months ended September 30, 2005 vs. September 30, 2004

Net income for the three and nine months ended September 30, 2005 increased $19.3 million and $20.1 million, respectively, over the comparable periods in 2004.  As discussed previously, for the nine-month period in 2005, net income benefited from an unlocking of assumptions in Life and Annuity, primarily related to DAC, in the second quarter.  The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities. The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million. The net effect of the unlocking increased pre-tax net income by $23.8 million ($15.5 million, after tax). The effects of this unlocking will be reversed over the life of the policies through net increased amortization.

Premium revenue for the three and nine months ended September 30, 2005 decreased $32.2 million, or 12%, and $47.2 million, or 6%, respectively, from the comparable periods in 2004, primarily due to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums.  In addition, there were large supplemental contract premiums during the three-month period in 2004 that did not recur in 2005.

Insurance and investment product fees for the three and nine months ended September 30, 2005 decreased $3.1 million, or 2%, and $16.8 million, or 4%, respectively, from the comparable periods in 2004.  Asset Management fees decreased by $6.2 million and $22.3 million for the three and nine-month periods in 2005 due to lower assets under management.  Approximately 54% of our asset management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.  These decreases were offset by Life and Annuity fees, which increased $4.8 million and $10.3 million for the three and nine-month periods in 2005.  Life and Annuity insurance and investment product fees increased due primarily to higher universal life cost of insurance, or COI, fees, and slightly higher variable universal life COI fees and annuity fees, as detailed in the revenue by product discussion that follows.  These increases were partially offset by lower other life revenues (excluding broker-dealer commissions and distribution fees), primarily related to the sale of our retail affiliated broker-dealer operations in May 2004.

Broker-dealer commission and distribution fee revenues for the three months ended September 30, 2005 increased $1.8 million, or 32%, and decreased for the nine months ended September 30, 2005 by $28.8 million, or 57%, respectively, from the comparable periods in 2004.  The decrease for the nine-month period in 2005 was related to the Life and Annuity segment, where revenues decreased due to the sale of our retail affiliated broker-dealer operations in May 2004.  Asset Management broker-dealer commission and distribution fee revenues increased slightly for the three-month period in 2005 and were flat for the nine-month period of 2005.

Net investment income for the three and nine months ended September 30, 2005 increased $19.1 million, or 7%, and $18.9 million, or 2%, respectively, over the comparable periods in 2004, primarily due to higher venture capital earnings, partnership gains and prepayment premiums, particularly in the three-month period of 2005.

Net realized investment gains for the three months ended September 30, 2005 improved $11.3 million, to a gain of $2.2 million in 2005 from a loss of $9.1 million in 2004.  This improvement was primarily due to lower losses on investments pledged as collateral and higher transaction related gains, including the realized gain on the redemption of the Mistic CBO.  The realized losses for the nine months ended September 30, 2005 were $23.5 million compared to a gain of $7.8 million for the same period in 2004.  This change was due to lower transaction related gains, which decreased by $32.5 million to $3.8 million in the 2005 period from $36.3 million in 2004.  Total impairments for the nine-month period in 2005 were down slightly with higher debt security impairments more than offset by lower impairments on investments pledged as collateral.

Policyholder benefits, including dividends, for the three and nine months ended September 30, 2005 decreased $28.9 million, or 6%, and $76.5 million, or 6%, respectively, from the comparable periods in 2004.  The decrease for the three-month period related to lower benefits and changes in reserves for traditional life and variable universal life and lower interest credited for annuities.  The decrease for the nine-month period related to lower benefit and changes in reserves for traditional life insurance, lower interest credited for annuities and lower dividends.  The dividends were lower due primarily to the change in the policyholder dividend obligation liability, which decreased dividend expense by $39.9 million for the nine-month period in 2005 and the effect of realized gains on the policyholder dividends, which decreased dividend expense $11.7 million for the nine-month period in 2005, offset by increases on the in-force block of policies.

Policy acquisition cost amortization for the three and nine months ended September 30, 2005 decreased $1.6 million, or 5%, and $9.2 million, or 12%, respectively, from the comparable periods in 2004.  The three-month decrease was due to a $4.5 million reduction related to the effect of realized gains on amortization, offset by higher amortization for universal life and annuities. The nine-month decrease in the 2005 period is due to $7.5 million related to the effect of realized gains on amortization and the effects of unlocking, offset by higher amortization for universal life and annuities.  Amortization increased for universal life insurance due to growth of in-force policies and increased for annuities due to improved investment margins and higher surrenders.

Intangible asset impairments of $10.6 million for the three and nine months ended September 30, 2005, respectively, related to $13.2 million of identified intangible assets for certain investment contracts that have experienced significant outflows.

Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, decreased $4.1 million, or 3%, and $58.9 million, or 14%, respectively, for the three and nine months ended September 30, 2005 from the comparable periods in 2004.  For the three and nine months ended September 30, 2005, Life and Annuity expenses increased $7.3 million and decreased $32.2 million and Asset Management expenses decreased $5.4 million and $20.4 million. The Life and Annuity expense increase for the three-month period in 2005 was primarily due to investments in product development and distribution.  The decrease for the nine-month period was due to lower broker-dealer commissions, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004.  The primary reason for the decrease in Asset Management expenses related to expense reduction initiatives and lower incentive compensation expense.

The applicable income taxes for the three and nine months ended September 30, 2005 increased by $2.8 million and $2.5 million, respectively, over the comparable periods in 2004.  The increase was primarily due to additional taxes at the statutory rate on the additional income before taxes, offset by lower amounts of losses from available-for-sale securities pledged as collateral that are not subject to taxation.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income.  Realized investment gains and losses and certain other items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion. Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Investment income on debt and equity securities pledged as collateral, as well as interest expense on non-recourse collateralized obligations, both related to consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment.  Excess investment income on debt and equity securities pledged as collateral represents investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.  Also, all interest expense is included in the Corporate and Other segment, as are several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments.  These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

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

Results of Operations by Segment	Three Months Ended		Nine Months Ended
as Reconciled to Consolidated Net Income:	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Segment Income (Loss)
Life and annuity segment	$45.0	$40.8	$147.7	$100.5
Asset management segment	(10.1)	—	(11.7)	0.2
Operating segment pre-tax income	34.9	40.8	136.0	100.7
Venture capital segment	12.7	(3.9)	13.2	12.1
Corporate and other segment:
Interest expense on indebtedness	(11.7)	(10.1)	(34.2)	(29.8)
Other	(7.0)	(5.8)	(17.2)	(14.9)
Total segment income before income taxes	28.9	21.0	97.8	68.1
Applicable income taxes	2.5	0.5	23.7	13.5
Total segment income	26.4	20.5	74.1	54.6
Income (loss) from discontinued operations	(0.7)	—	(0.7)	0.1
Net realized investment gains (losses), net of income taxes and other offsets	2.0	(8.5)	(5.3)	(2.7)
Restructuring costs, net of income taxes	(1.3)	(4.9)	(9.9)	(13.9)
Net income	$26.4	$7.1	$58.2	$38.1

Total segment income return on equity was 4.9% and 3.8% for the nine months ended September 30, 2005 and 2004, respectively.  Total segment return on equity is calculated as total segment income as a percentage of the average of beginning and end of period adjusted stockholders’ equity as follows:

Total Segment Return on Equity:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Stockholders’ equity, end of period	$2,044.7	$2,021.0	$2,044.7	$2,021.0
Adjustments for:
Accumulated other comprehensive (income) loss	(30.7)	(107.6)	(30.7)	(107.6)
Accumulated realized losses in retained earnings related to consolidated collateralized obligation trusts	54.0	54.1	54.0	54.1
Stockholders’ equity attributed to discontinued operations	(20.8)	(23.1)	(20.8)	(23.1)
Adjusted stockholders’ equity, end of period	$2,047.2	$1,944.4	$2,047.2	$1,944.4
Adjusted stockholders’ equity, beginning of period	2,017.5	1,921.9	1,995.5	1,897.1
Adjusted stockholders’ equity, average	2,032.4	1,933.2	2,021.4	1,920.8
Total segment income	$26.4	$20.5	$74.1	$54.6
Total segment return on equity (annualized)	5.2%	4.2%	4.9%	3.8%

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

Life and Annuity Segment

Summary Life and Annuity	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Results of operations
Premiums	$236.6	$268.8	$(32.2)	$692.5	$739.7	$(47.2)
Insurance and investment product fees	78.9	74.1	4.8	230.9	220.6	10.3
Broker-dealer commission and distribution fee revenues	—	(0.7)	0.7	—	28.8	(28.8)
Net investment income	258.6	252.6	6.0	759.7	744.7	15.0
Total segment revenues	574.1	594.8	(20.7)	1,683.1	1,733.8	(50.7)
Policy benefits, including policyholder dividends	436.8	471.9	(35.1)	1,293.9	1,357.9	(64.0)
Policy acquisition cost amortization	33.5	30.6	2.9	75.4	77.1	(1.7)
Other operating expenses	58.8	51.5	7.3	166.1	198.3	(32.2)
Total segment benefits and expenses	529.1	554.0	(24.9)	1,535.4	1,633.3	(97.9)
Segment income	45.0	40.8	4.2	147.7	100.5	47.2
Allocated income taxes	8.6	7.2	1.4	41.7	24.5	17.2
Segment income	36.4	33.6	2.8	106.0	76.0	30.0
Net realized investment gains (losses), net of income taxes and other offsets	(9.7)	(3.1)	(6.6)	(8.5)	(5.1)	(3.4)
Restructuring charges, after income taxes	—	(1.0)	1.0	(0.1)	(7.2)	7.1
Segment net income	$26.7	$29.5	$(2.8)	$97.4	$63.7	$33.7

Three and nine months ended September 30, 2005 vs. September 30, 2004

Life and Annuity results for the three and nine-month periods in 2005 reflected improvements in investment and insurance margins and continued strong persistency for life insurance.  Total pre-tax segment income for the three and nine months ended September 30, 2005 increased $4.2 million, or 10%, and $47.2 million, or 47%, respectively, over the comparable periods in 2004.  Life insurance pre-tax income was $38.1 million and $144.4 million, respectively, for the three and nine-month periods in 2005, an increase of 3% and 62%, respectively, over the same periods in 2004.  The nine-month period in 2005 included a $34.5 million pre-tax benefit from the unlocking of DAC assumptions, primarily related to better mortality in our life insurance blocks. The three-month period in 2005 benefited from approximately $8.0 million of additional investment income due to partnership gains and prepayment premiums.  Annuity pre-tax income improved to $6.9 million for the three months ended September 30, 2005 from $3.9 million for the same period in 2004.  The pre-tax income of $3.3 million for the nine-month period in 2005 reflects a $10.7 million pre-tax charge related to the unlocking of DAC assumptions for interest rates and spreads in the second quarter.  The run-off of fixed annuities and certain variable annuities with guaranteed crediting rates has accelerated with the rise in short-term rates.  The income impact remains nominal, but the run-off is freeing up capital to invest in other parts of the business.

Premium revenue for the three and nine months ended September 30, 2005 decreased $32.2 million, or 12%, and $47.2 million, or 6%, respectively, from the comparable periods in 2004, primarily due to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums.  In addition, there were large supplemental contract premiums during the three-month period in 2004 that did not recur in 2005.

Insurance and investment product fee revenues for the three and nine months ended September 30, 2005 increased $4.8 million, or 6%, and $10.3 million, or 5%, respectively, due primarily to higher universal life COI fees, and slightly higher variable universal life COI fees and annuity fees, as detailed in the revenue by product discussion that follows.  These increases were partially offset by lower other life revenues (excluding broker-dealer commissions and distribution fees), primarily related to the sale of our retail affiliated broker-dealer operations in May 2004.

We sold our affiliated retail broker-dealer operations in May 2004.  The change for the three-month period is due to reversal of revenue in the third quarter of 2004.

Investment income for the three and nine months ended September 30, 2005 increased $6.0 million, or 2%, and $15.0 million, or 2%, respectively, due primarily to higher partnership gains and prepayment fees plus higher investment earnings for universal life insurance, from higher funds on deposit and for annuities, resulting from the extension of asset durations and higher interest rates. Investment earnings for traditional life insurance were up modestly for nine-month period in 2005, with the increase in earnings on the open block of traditional offset by lower earnings in the closed block from the impact of reinvesting bond maturities at lower interest rates.

Policy benefits and dividends for the three and nine months ended September 30, 2005 decreased $35.1 million, or 7%, and $64.0 million, or 5%, respectively, from the comparable periods in 2004. Dividends decreased $6.8 million and $32.3 million for the three and nine-month periods in 2005, respectively, and benefits and changes in reserves decreased $28.2 million and $31.7 million for the three and nine-month periods in 2005, respectively. Dividends decreased primarily due to the change in the policyholder dividend obligation which lowered dividend expense $10.8 million and $39.9 million for the three and nine-month periods in 2005. Benefits and changes in reserves decreased due to a reduction of in-force policies for traditional life insurance, lower interest credited, particularly for annuities, and overall favorable mortality, particularly for variable universal life.

Policy acquisition cost amortization for the three months ended September 30, 2005 increased $2.9 million, or 9%, and decreased $1.7 million, or 2%, for nine months ended September 30, 2005 from the comparable periods in 2004.  The three-month increase in the 2005 period is due to higher amortization for universal life and annuities.

The nine-month decrease in the 2005 period is due to higher amortization for universal life and annuities, significantly offset by the effects of unlocking.  Amortization increased for universal life insurance due to growth of in-force policies and increased for annuities due to improved investment margins and higher surrenders.

For the nine-month period in 2005, Life and Annuity segment income benefited from an unlocking of assumptions primarily related to DAC.  The unlocking reflects favorable mortality experience, offset by interest rate and spread adjustments for annuities.  The effects of the unlocking decreased insurance product fee revenues by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million.  The net effect of the unlocking increased pre-tax segment income by $23.8 million.

Other operating expenses, which include non-deferrable policy acquisition costs, general and administrative costs and, in 2004, broker-dealer commissions and operating expenses related to Griffith and Main Street, increased $7.3 million, or 14%, for the three months ended September 30, 2005 and decreased $32.2 million, or 16%, for the nine months ended September 30, 2005 from the comparable periods in 2004.  The increase for the three-month period in 2005 was primarily due to investments in product development, product distribution and information technology.  The decrease for the nine-month period was due to lower broker-dealer commissions, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004.

Allocated income taxes for the three and nine months ended September 30, 2005 increased by $1.4 million, or 19%, and $17.2 million, or 70%, respectively, over the comparable periods in 2004, due primarily to higher pre-tax income.

Annuity funds on deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Deposits	$92.2	$140.8	$766.6	$564.7
Performance	279.6	6.5	363.8	238.8
Fees	(15.4)	(15.1)	(47.3)	(44.4)
Benefits and surrenders	(312.9)	(232.3)	(917.7)	(651.1)
Change in funds on deposit	43.5	(100.1)	165.4	108.0
Funds on deposit, beginning of period	7,822.7	7,511.3	7,700.8	7,303.2
Annuity funds on deposit, end of period	$7,866.2	$7,411.2	$7,866.2	$7,411.2

Three and nine months ended September 30, 2005 vs. September 30, 2004

Annuity funds on deposit increased by $43.5 million for the three-month period ended September 30, 2005 compared to a decrease of $100.1 million for the same period in 2004.  The change in deposits for the three-month period was principally due to higher performance, offset by higher surrenders and lower deposits in the 2005 period.  Annuity funds on deposit increased by $165.4 million for the nine-month period ended September 30, 2005 compared with an increase of $108.0 million for the same period in 2004, with higher performance and deposits, offset by higher surrenders in 2005.  Included in deposits is a large private placement deposit in the first quarter of 2005.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Deposits	$43.1	$45.1	$155.4	$172.1
Performance and interest credited	79.1	(2.0)	91.8	64.5
Fees and cost of insurance	(26.0)	(25.0)	(78.3)	(76.5)
Benefits and surrenders	(24.3)	(16.7)	(72.9)	(48.1)
Change in funds on deposit	71.9	1.4	96.0	112.0
Funds on deposit, beginning of period	1,967.2	1,809.5	1,943.1	1,698.9
Variable universal life funds on deposit, end of period	$2,039.1	$1,810.9	$2,039.1	$1,810.9

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Deposits	$73.9	$56.2	$186.5	$166.6
Interest credited	18.8	18.1	55.7	56.2
Fees and cost of insurance	(34.7)	(28.1)	(93.7)	(83.4)
Benefits and surrenders	(33.2)	(35.2)	(92.8)	(111.1)
Change in funds on deposit	24.8	11.0	55.7	28.3
Funds on deposit, beginning of period	1,641.6	1,581.3	1,610.7	1,564.0
Universal life funds on deposit, end of period	$1,666.4	$1,592.3	$1,666.4	$1,592.3

Three and nine months ended September 30, 2005 vs. September 30, 2004

Variable universal life and universal life funds on deposit for the three and nine months ended September 30, 2005 increased by $96.7 million and $151.7 million, respectively, compared to increases of $12.4 million and $140.3 million in the comparable periods in 2004.  The change in funds on deposit for the three-month period in 2005 increased $84.3 million over the same period in 2004, due primarily to higher investment earnings and deposits, offset by slightly higher surrenders and fees charged in the 2005 period.  The change in funds on deposit for the nine-month period in 2005 increased $11.4 million from the same period in 2004 due to an increase in universal life of $27.4 million principally from higher deposits, offset by a decrease in the variable universal change in funds of $16.0 million due primarily to lower deposits and higher surrenders, offset by improved performance.

Composition of Life and Annuity	Three Months Ended			Nine Months Ended
Segment Revenues by Product:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Life and annuity segment revenues by product
Variable universal life insurance	$29.5	$28.3	$1.2	$92.1	$86.5	$5.6
Universal life insurance	62.0	52.7	9.3	169.6	157.8	11.8
Other life insurance	0.3	0.4	(0.1)	0.7	32.5	(31.8)
Total non-traditional life insurance	91.8	81.4	10.4	262.4	276.8	(14.4)
Traditional life insurance	423.8	455.4	(31.6)	1,244.1	1,289.7	(45.6)
Total life insurance	515.6	536.8	(21.2)	1,506.5	1,566.5	(60.0)
Annuities	58.5	58.0	0.5	176.6	167.3	9.3
Segment revenues	$574.1	$594.8	$(20.7)	$1,683.1	$1,733.8	$(50.7)

Three and nine months ended September 30, 2005 vs. September 30, 2004

Variable universal life insurance revenue for the three and nine months ended September 30, 2005 increased $1.2 million, or 4%, and $5.6 million, or 6%, respectively, over the comparable periods in 2004.  These increases were primarily due to higher COI fees, improved investment earnings and for the nine-month period, increased fees due to the unlocking discussed previously.

Universal life insurance revenue for the three and nine months ended September 30, 2005 increased $9.3 million, or 18%, and $11.8 million, or 7%, respectively, over the comparable periods in 2004.  These increases were primarily due to higher COI fees, resulting from growth of in-force business and improved investment earnings from higher funds on deposit and its allocable portion of the strong investment gains, particularly for the three-month period in 2005.  The increase in revenues for the nine-month period in 2005 was partially offset by the effect of unlocking on deferred fee income.

Other life insurance revenue for the three and nine months ended September 30, 2005 decreased $0.1 million and $31.8 million, respectively, from the comparable periods in 2004, due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004.

Traditional life insurance revenue for the three and nine months ended September 30, 2005 decreased $31.6 million, or 7%, and $45.6 million, or 4%, respectively, from the comparable periods in 2004 due primarily to lower renewal premiums.  Since our demutualization in 2001, we no longer sell participating life insurance policies, which comprise the majority of our traditional life insurance block of business.  In addition, for the three-month period in 2004 there were large supplemental contract premiums in the open block that did not recur in 2005.

Annuity revenue for three months ended September 30, 2005 was relatively flat with the comparable period in 2004 with increased fees and investment earnings, offset by lower surrender charge fees.  Revenue for the nine months ended September 30, 2005 increased $9.3 million, or 6%, over the comparable period in 2004.  This was primarily due to higher investment earnings resulting from the extension of asset durations, higher interest rates and higher fees from increased fee-based funds on deposit.

Composition of Life and Annuity	Three Months Ended			Nine Months Ended
Segment Income before	September 30,			September 30,
Income Taxes by Product:	2005	2004	Change	2005	2004	Change
($ in millions)

Life and annuity segment income by product
Variable universal life insurance	$13.9	$9.7	$4.2	$60.8	$26.4	$34.4
Universal life insurance	7.6	8.7	(1.1)	41.0	21.5	19.5
Other life insurance	—	(0.4)	0.4	0.9	1.3	(0.4)
Total non-traditional life insurance	21.5	18.0	3.5	102.7	49.2	53.5
Traditional life insurance	16.6	18.9	(2.3)	41.7	39.8	1.9
Total life insurance	38.1	36.9	1.2	144.4	89.0	55.4
Annuities	6.9	3.9	3.0	3.3	11.5	(8.2)
Segment income before income taxes	$45.0	$40.8	$4.2	$147.7	$100.5	$47.2

Three and nine months ended September 30, 2005 vs. September 30, 2004

Variable universal life pre-tax income for the three and nine months ended September 30, 2005 increased $4.2 million, or 43%, and $34.4 million, or 130%, respectively, over the comparable periods in 2004.  The three-month increase was due to modestly higher revenue, as discussed above, and lower benefits and changes in policy reserves.  The increase for the nine-month period in 2005 is primarily due to the effects of unlocking, plus increased revenue, as discussed above, and favorable mortality.

Universal life pre-tax income for the three and nine months ended September 30, 2005 decreased $1.1 million, or 13%, and increased $19.5 million, or 91%, respectively, from the comparable periods in 2004.  The decrease in pre-tax income for three-month period in 2005 is primarily due to higher DAC amortization and expenses, after deferrals, resulting from growth in the in-force block of business and expense reallocation.  These were partially offset by improved insurance margins, with COI growing faster than claims, and higher investment earnings due to growth in funds on deposit.  The increase in pre-tax income for the nine-month period is due to improved insurance margins, from higher COI fees and lower claims, higher investment earnings and a favorable unlocking adjustment.  The lower benefit costs were due to lower crediting rates and a large claim in 2004 that did not recur in 2005.  These increases in pre-tax income were partially offset by higher DAC amortization from growth of the in-force block and higher margins and higher expenses, net of deferrals.

Traditional life pre-tax income for the three months ended September 30, 2005 decreased $2.3 million, or 12%, and increased $1.9 million, or 5%, respectively, for the nine months ended September 30, 2005 from the comparable periods in 2004.  The decrease for the three-month period was primarily due to lower earnings for term life insurance, from higher benefit costs and higher non-deferred expenses and higher claims on an old block of corporate-owned life insurance.  The increase for the nine-month period in 2005 is primarily due to improved investment earnings in the open block of participating life insurance, partially offset by the effects of unlocking, as discussed above, lower earnings in term life insurance, from higher non-deferred expenses, and higher claims related to an old block of corporate owned life insurance.  The increase in investment earnings was due to higher partnership gains and prepayment fees.  The decrease in premium revenues discussed above is largely offset by lower benefits, changes in reserves and dividends to policyholders.

Annuities pre-tax income for the three months ended September 30, 2005 increased $3.0 million and decreased $8.2 million for the nine months from the comparable periods in 2004.  The increase for the three-month period in 2005 was primarily due to improved investment margins from higher investment earnings and lower interest credited from lower balances subject to guaranteed crediting rates and higher insurance margins from lower claims.  The decrease in the nine-month period of 2005 is primarily due to the effects of unlocking, as discussed above and higher DAC amortization from higher margins and lower persistency.  These decreases to pre-tax income were offset by improved investment margins from higher investment earnings and lower interest credited from lower balances subject to guaranteed crediting rates.

For the nine months ended September 30, 2005, the effects of unlocking, increased pre-tax segment income by $23.8 million, consisting of increases in variable universal life of $28.6 million and universal life of $13.8 million, partially offset by decreases in annuities of $10.7 million and traditional life of $7.9 million.

Asset Management Segment

Summary Asset Management	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Results of operations
Investment product fees	$51.0	$57.2	$(6.2)	$156.3	$178.6	$(22.3)
Broker-dealer commission and distribution fees	7.5	6.3	1.2	21.4	21.3	0.1
Net investment income	0.2	0.2	—	1.0	0.5	0.5
Total segment revenues	58.7	63.7	(5.0)	178.7	200.4	(21.7)
Intangible asset amortization	8.4	8.5	(0.1)	25.1	25.1	—
Intangible asset impairments	10.6	—	10.6	10.6	—	10.6
Other operating expenses	49.8	55.2	(5.4)	154.7	175.1	(20.4)
Total segment expenses	68.8	63.7	5.1	190.4	200.2	(9.8)
Segment income (loss)	(10.1)	—	(10.1)	(11.7)	0.2	(11.9)
Allocated income taxes (benefit)	(4.5)	—	(4.5)	(4.9)	0.4	(5.3)
Segment loss	(5.6)	—	(5.6)	(6.8)	(0.2)	(6.6)
Realized investment gains (losses), net of income taxes	(0.1)	0.2	(0.3)	(0.3)	1.6	(1.9)
Restructuring charges, net of income taxes	(0.9)	—	(0.9)	(6.1)	(0.3)	(5.8)
Segment net income (loss)	$(6.6)	$0.2	$(6.8)	$(13.2)	$1.1	$(14.3)

Asset Management investment product fee revenues are based on assets under management.  Approximately 54% of our investment product fees are based on beginning of quarter assets under management while the remaining 46% are primarily based on average daily net asset balances.  End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	Sept 30,	June 30,	March 31,	Dec 31,
($ in millions)	2005	2005	2004	2004

End of period	$38,840.0	$42,309.2	$43,224.9	$42,908.5

Average Assets Under Management:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2005	2004	2005	2004

Average (based on how fees are calculated)	$41,586.7	$43,661.4	$43,470.2	$45,430.1

Three and nine months ended September 30, 2005 vs. September 30, 2004

Investment product fees for the three and nine months ended September 30, 2005 decreased $6.2 million, or 11%, and $22.3 million, or 12%, respectively, from the comparable periods in 2004.  Fees for both private client and institutional investment products decreased from the comparable period in 2004, primarily as a result of decreased billable average assets under management.  Since approximately 54% of our asset management fee revenues are based on assets as of the beginning of a quarter, this causes fluctuations in fees to lag behind changes in assets under management.  Broker-dealer commission and distribution fees for the three and nine months ended September 30, 2005 increased $1.2 million, or 19%, and $0.1 million, or less than 1%, respectively, from the comparable periods in 2004, primarily as a result of an increase in mutual fund assets under management, offset, in part, by decreased equity trading.

The decrease in assets under management since September 30, 2004 and December 31, 2004 is primarily due to net outflows of $6.4 billion and $3.8 billion, respectively.  The decrease from September 30, 2004 was offset by positive investment performance of $2.7 billion.  Negative investment performance of $0.2 billion contributed to the remaining decrease from December 31, 2004.

Sales of private client products for the three months ended September 30, 2005 were $1.1 billion, an increase of 9% over the same period in 2004.  Sales of private client products for the nine months ended September 30, 2005 were $3.1 billion, an increase of 2% over the same period in 2004.  Redemptions from existing accounts for the three months ended September 30, 2005 were $2.1 billion, an increase of 25% over the same period in 2004.  Redemptions from existing accounts for the nine months ended September 30, 2005 were $6.1 billion, an increase of 24% from the same period in 2004.  Sales of institutional accounts for the three and nine months ended September 30, 2005 were $0.4 billion and $4.8 billion, respectively, a decrease of 56% and an increase of 104%, respectively, from the same periods in 2004.  Lost accounts and withdrawals from existing accounts for the three and nine months ended September 30, 2005 were $2.8 billion and $5.6 billion, respectively, an increase of 207% and 26%, respectively, from the same periods in 2004.  During the third quarter of 2005, one of the collateralized debt obligation trusts we manage, Mistic, became callable and was redeemed, which contributed approximately $1.0 billion to the increase in withdrawals.

Annual tests for impairment of goodwill and indefinite-lived intangible assets are performed as of October 31.  An interim test for impairment is performed if we consider it was necessary due to changes in our business trends.  As of September 30, 2005, we performed an interim test for impairment on certain definite-lived intangible assets at one of our reporting units as a result of significant outflows of private client assets during the third quarter.  In addition, a test for impairment of this unit’s goodwill was deemed necessary.  As a result of these tests, we recorded a $10.6 million pre-tax impairment charge against $13.2 million of definite-lived intangible assets but no impairment charge against goodwill.

Two of the three consolidated collateralized debt obligation trusts became callable in prior periods.  The third, Mistic, became callable during the third quarter of 2005 and was redeemed.  The remaining assets of the trust, in excess of remaining liabilities, were distributed to the trust’s equity investors, including our life insurance subsidiary, pro rata based upon the amounts originally invested.  As a result of this liquidation, Asset Management recorded approximately $2.8 million of additional fee income for the three and nine months ended September 30, 2005.

Other operating expenses decreased $5.4 million, or 10%, and $20.4 million, or 12%, for the three and nine months ended September 30, 2005, respectively, from the comparable periods in 2004, of which $4.5 million and $15.5 million related to compensation expense and $0.6 million and $4.8 million related to non-compensation related operating expenses.  The decrease in compensation expense in both periods was primarily the result of a $2.5 million and $8.6 million decrease, respectively, in incentive compensation, which resulted from lower bonus pools and a decrease in management and sales incentives.  The bonus pools decreased as a result of lower earnings and revenues at certain of our managers that have formula-based incentives. Base compensation expense also decreased as a result of lower staffing levels in 2005.  The decrease in non-compensation related operating expenses in both periods was partially the result of a $0.1 million and $1.3 million decline in clearing costs, due to fewer equity trades on institutional accounts, lower outside service fees and lower costs related to mandatorily redeemable noncontrolling interests.

Allocated income taxes for the three and nine months ended September 30, 2005 decreased $4.5 million and $5.3 million, respectively, from the comparable periods in 2004, primarily as a result of segment losses in 2005 compared to segment income in 2004.

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

As further discussed in Note 1 to these financial statements, in connection with the pending sale of approximately three quarters of our Venture Capital segment assets, the Venture Capital segment will be eliminated effective January 1, 2006 and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment.

Summary Venture Capital	Three Months Ended			Nine Months Ended
Segment Financial Data:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Net realized gains (losses) on partnership cash and stock distributions	$11.4	$5.4	$6.0	$19.3	$4.4	$14.9
Net unrealized gains (losses) on partnership investments	4.3	(9.5)	13.8	(10.3)	9.6	(19.9)
Partnership operating earnings (losses)	(3.0)	0.2	(3.2)	4.2	(1.9)	6.1
Segment net investment income	12.7	(3.9)	16.6	13.2	12.1	1.1
Applicable income taxes	4.6	(1.4)	6.0	4.7	4.2	0.5
Segment net income	$8.1	$(2.5)	$10.6	$8.5	$7.9	$0.6

Three and nine months ended September 30, 2005 vs. September 30, 2004

Net investment income for the three and nine months ended September 30, 2005 increased $16.6 million and $1.1 million, respectively, from the comparable periods in 2004.  The increase for the three-month period in 2005 was primarily related to strong portfolio results.

Activity in Venture Capital	Three Months Ended			Nine Months Ended
Segment Investments:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Contributions (dollars invested)	$6.3	$8.5	$(2.2)	$20.1	$29.0	$(8.9)
Equity in earnings of partnerships	12.7	(3.9)	16.6	13.2	12.1	1.1
Distributions	(24.1)	(12.9)	(11.2)	(51.8)	(39.5)	(12.3)
Change in venture capital investments	(5.1)	(8.3)	3.2	(18.5)	1.6	(20.1)
Venture capital segment investments, beginning of period	189.5	206.2	(16.7)	202.9	196.3	6.6
Venture capital segment investments, end of period	$184.4	$197.9	$(13.5)	$184.4	$197.9	$(13.5)

The change in venture capital investments for the three and nine months ended September 30, 2005 increased
$3.2 million and decreased $20.1 million, respectively, from the comparable periods in 2004.  The increase for the three-month period in 2005 was primarily due to increased equity changes.  The decrease for the nine-month period in 2005 was principally due to an increase in distributions and lower contributions.

See Note 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding our Venture Capital segment.

Corporate and Other Segment

Summary Corporate and Other	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2005	2004	Change	2005	2004	Change

Corporate investment income	$—	$—	$—	$0.2	$0.4	$(0.2)
Investment income from collateralized obligations	5.7	11.1	(5.4)	29.1	30.0	(0.9)
Interest expense on indebtedness	(11.7)	(10.1)	(1.6)	(34.2)	(29.8)	(4.4)
Interest expense on non-recourse collateralized obligations	(5.5)	(9.1)	3.6	(24.7)	(25.5)	0.8
Corporate expenses	(6.8)	(5.1)	(1.7)	(17.8)	(13.3)	(4.5)
Other	(0.4)	(2.7)	2.3	(4.0)	(6.5)	2.5
Segment loss, before income taxes	(18.7)	(15.9)	(2.8)	(51.4)	(44.7)	(6.7)
Allocated income tax (benefit)	(6.2)	(5.2)	(1.0)	(17.8)	(15.6)	(2.2)
Segment loss	(12.5)	(10.7)	(1.8)	(33.6)	(29.1)	(4.5)
Net realized investment losses, net of income taxes and other offsets	11.8	(5.6)	17.4	3.5	0.8	2.7
Restructuring charges, after income taxes	(0.4)	(4.0)	3.6	(3.7)	(6.4)	2.7
Segment net loss	$(1.1)	$(20.3)	$19.2	$(33.8)	$(34.7)	$0.9

We allocate indebtedness and related interest expense to our Corporate and Other segment.

Three and nine months ended September 30, 2005 vs. September 30, 2004

The loss for Corporate and Other for the three and nine months ended September 30, 2005 increased $2.8 million and $6.7 million, respectively, over the comparable periods in 2004.  The higher losses for the three and nine-month periods was due principally to higher allocated corporate expenses and higher interest expense, primarily from our surplus notes refinance transaction in December 2004, offset by improved results from certain non-core businesses.

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

See our 2004 Annual Report on Form 10-K for more information regarding our enterprise risk management.  There were no material changes in our exposure to product, market and operational risks at September 30, 2005 in comparison to December 31, 2004.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of September 30, 2005, our general account held debt securities with a carrying value of $13,510.8 million, representing 80.6% of total general account investments.  Public debt securities represented 77.7% of total debt securities, with the remaining 22.3% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to certain collateralized obligation trusts we sponsor.  See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

The following tables present our general account debt security portfolios by investment type, along with a breakout of credit quality based on equivalent S&P rating agency designation.

General Account Debt Securities at Fair Value:
($ in million)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Rating	Designation	2005	2004	2005	2004	2005	2004
1	AAA/AA/A	$8,795.5	$8,668.9	$7,233.8	$7,123.2	$1,561.7	$1,545.7
2	BBB	3,683.5	3,733.3	2,392.1	2,493.6	1,291.4	1,239.7
	Total investment grade	12,479.0	12,402.2	9,625.9	9,616.8	2,853.1	2,785.4
3	BB	798.9	814.6	705.3	698.6	93.6	116.0
4	B	165.7	150.9	113.3	97.3	52.4	53.6
5	CCC and lower	45.8	68.9	36.2	51.1	9.6	17.8
6	In or near default	21.4	39.7	19.8	36.1	1.6	3.6
	Total debt securities	$13,510.8	$13,476.3	$10,500.5	$10,499.9	$3,010.3	$2,976.4

Debt Securities by Type:	As of September 30, 2005
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$769.2	$726.3	$46.5	$(3.6)	$42.9
State and political subdivision	388.7	364.7	26.0	(2.0)	24.0
Foreign government	340.2	303.2	37.6	(0.6)	37.0
Corporate	7,470.8	7,284.0	257.7	(70.9)	186.8
Mortgage-backed	3,309.6	3,244.4	85.8	(20.6)	65.2
Other asset-backed	1,232.3	1,229.3	22.1	(19.1)	3.0
Total debt securities	$13,510.8	$13,151.9	$475.7	$(116.8)	$358.9
Debt securities outside closed block:
Unrealized gains	$3,128.4	$2,998.5	$129.9	$—	$129.9
Unrealized losses	3,372.2	3,444.7	—	(72.5)	(72.5)
Total outside the closed block	6,500.6	6,443.2	129.9	(72.5)	57.4
Debt securities in closed block:
Unrealized gains	5,099.6	4,753.8	345.8	—	345.8
Unrealized losses	1,910.6	1,954.9	—	(44.3)	(44.3)
Total in the closed block	7,010.2	6,708.7	345.8	(44.3)	301.5
Total debt securities	$13,510.8	$13,151.9	$475.7	$(116.8)	$358.9

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach has been to create a high level of industry diversification.  The top five industry holdings as of September 30, 2005 in our debt securities portfolios are banking (5.9%), insurance (4.0%), electrical utilities (3.2%), diversified financial services (2.6%) and foreign government (2.5%).

Within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprises approximately 0.8% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at September 30, 2005.

The following table presents certain information with respect to realized investment gains and losses, including those on debt securities pledged as collateral, with losses from other-than-temporary impairment charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2005	2004	2005	2004

Debt security impairments	$(4.3)	$(4.6)	$(25.0)	$(8.6)
Other invested asset impairments	—	—	—	(3.3)
Mortgage loan impairments	—	—	(0.8)	—
Debt and equity securities pledged as collateral impairments	(0.2)	(8.3)	(1.2)	(16.6)
Impairment losses	(4.5)	(12.9)	(27.0)	(28.5)
Debt security transaction gains	4.0	6.0	15.7	25.2
Debt security transaction losses	(6.5)	(2.3)	(25.3)	(8.4)
Equity security transaction gains	3.5	0.2	4.9	12.8
Equity security transaction losses	(1.1)	—	(3.1)	(0.9)
Mortgage loan transaction gains	—	—	—	0.2
Debt and equity securities pledged as collateral	1.1	—	1.3	—
Affiliate transactions	—	—	3.7	—
Real estate transaction gains	(0.2)	—	(0.8)	—
Other invested asset transaction gains (losses)	5.9	(0.1)	7.1	7.4
Net transaction gains (losses)	6.7	3.8	3.5	36.3
Net realized investment gains (losses)	$2.2	$(9.1)	$(23.5)	$7.8
Applicable closed block policyholder dividend obligation	4.2	(2.5)	(6.9)	4.8
Applicable deferred policy acquisition costs	(4.5)	—	(8.3)	(0.8)
Applicable deferred income taxes (benefit)	0.5	1.9	(3.0)	7.3
Offsets to realized investment gains	0.2	(0.6)	(18.2)	11.3
Net realized investment gains (losses) included in net income	$2.0	$(8.5)	$(5.3)	$(3.5)

Affiliate transactions of $3.7 million for the nine months ended September 30, 2005 include a $14.4 million pre-tax gain on the sale of our equity investment in Lombard and a $10.7 million pre-tax loss on the sale of our equity investment in Aberdeen.  See Notes 1 and 5 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information.

Gross and Net	As of September 30, 2005
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,416	1,230	1,128	855	1,288	375
Unrealized gains (losses)	$475.7	$(116.8)	$129.8	$(72.4)	$345.9	$(44.4)
Applicable policyholder dividend obligation (reduction)	345.9	(44.4)	—	—	345.9	(44.4)
Applicable deferred policy acquisition costs (benefit)	73.1	(46.7)	73.1	(46.7)	—	—
Applicable deferred income taxes (benefit)	19.8	(9.0)	19.8	(9.0)	—	—
Offsets to net unrealized gains (losses)	438.8	(100.1)	92.9	(55.7)	345.9	(44.4)
Unrealized gains (losses) after offsets	$36.9	$(16.7)	$36.9	$(16.7)	$—	$—
Net unrealized gains after offsets	$20.2		$20.2		$—

Equity securities
Number of positions	278	80	93	24	185	56
Unrealized gains (losses)	$114.6	$(3.6)	$100.8	$(0.9)	$13.8	$(2.7)
Applicable policyholder dividend obligation (reduction)	13.8	(2.7)	—	—	13.8	(2.7)
Applicable deferred income taxes (benefit)	35.3	(0.3)	35.3	(0.3)	—	—
Offsets to net unrealized gains (losses)	49.1	(3.0)	35.3	(0.3)	13.8	(2.7)
Unrealized gains (losses) after offsets	$65.5	$(0.6)	$65.5	$(0.6)	$—	$—
Net unrealized gains after offsets	$64.9		$64.9		$—

Total net unrealized gains on debt and equity securities were $469.9 million (unrealized gains of $590.3 million less unrealized losses of $120.4 million).  Of that net amount, $157.3 million was outside the closed block ($85.1 million after applicable deferred policy acquisition costs and deferred income taxes) and $312.6 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information about our gross unrealized losses associated with our general account debt securities, both outside and inside the closed block, as of September 30, 2005.  In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block.  We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block.  See Note 3 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding the closed block.  Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2005
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$3,372.2	$2,198.5	$464.0	$709.7
Total amortized cost	3,444.6	2,230.8	473.9	739.9
Unrealized losses	$(72.4)	$(32.3)	$(9.9)	$(30.2)
Unrealized losses after offsets	$(16.7)	$(7.7)	$(2.5)	$(6.5)
Unrealized losses over 20% of cost	$(7.6)	$(0.5)	$(0.1)	$(7.0)
Unrealized losses over 20% of cost after offsets	$(1.9)	$(0.1)	$—	$(1.8)

Investment grade:
Unrealized losses	$(55.0)	$(28.8)	$(8.3)	$(17.9)
Unrealized losses after offsets	$(11.8)	$(7.0)	$(1.9)	$(2.9)
Unrealized losses over 20% of cost	$(0.5)	$(0.5)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.1)	$(0.1)	$—	$—

Below investment grade:
Unrealized losses	$(17.4)	$(3.5)	$(1.6)	$(12.3)
Unrealized losses after offsets	$(4.9)	$(0.7)	$(0.6)	$(3.6)
Unrealized losses over 20% of cost	$(7.1)	$—	$(0.1)	$(7.0)
Unrealized losses over 20% of cost after offsets	$(1.8)	$—	$—	$(1.8)

Equity securities outside closed block
Unrealized losses	$(0.9)	$(0.5)	$—	$(0.4)
Unrealized losses after offsets	$(0.6)	$(0.4)	$—	$(0.2)
Unrealized losses over 20% of cost	$(0.5)	$(0.1)	$—	$(0.4)
Unrealized losses over 20% of cost after offsets	$(0.2)	$—	$—	$(0.2)

For debt securities outside of the closed block with gross unrealized losses, 70.7% of the unrealized losses after offsets pertains to investment grade securities and 29.3% of the unrealized losses after offsets pertains to below investment grade securities.

Duration of Gross Unrealized Losses	As of September 30, 2005
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,910.6	$1,525.5	$55.5	$329.6
Total amortized cost	1,955.0	1,550.5	57.6	346.9
Unrealized losses	$(44.4)	$(24.6)	$(2.1)	$(17.7)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(2.4)	$—	$—	$(2.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(34.7)	$(20.7)	$(1.9)	$(12.1)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(9.7)	$(3.9)	$(0.2)	$(5.6)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(2.4)	$—	$—	$(2.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(2.7)	$(0.9)	$(0.2)	$(1.6)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(1.2)	$(0.1)	$—	$(1.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 78.2% of the unrealized losses pertains to investment grade securities and 21.8% of the unrealized losses pertains to below investment grade securities.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended
($ in millions)	September 30,
	2005	2004	Change

Cash from continuing operations	$344.3	$46.6	$297.7
Cash for discontinued operations	(24.0)	(25.1)	1.1
Cash from continuing operations investing activities	785.5	147.2	638.3
Cash from discontinued operations investing activities	1.2	6.3	(5.1)
Cash for financing activities	(1,297.4)	(171.9)	(1,125.5)

Nine months ended September 30, 2005 vs. September 30, 2004

Cash from continuing operations increased $297.7 million in 2005 over 2004, due to proceeds of $129.7 million from the sale of trading equity securities related to Aberdeen and Lombard and to lower payments for operating expenses, policy benefits and policy acquisition costs of $38.2 million, $178.6 million, and $11.5 million, respectively.  These positive operating cash flows were partially offset by a reduction in premiums and product fees collected of $73.6 million.  The reduction in policy benefits paid is primarily due to scheduled withdrawals from a group of large corporate-owned life insurance contracts in 2004 that did not recur at the same level in 2005.

Cash from investing activities increased $638.3 million in 2005 over 2004 primarily due to the dissolution of the Mistic CBO, offset by higher investment purchases in 2005.  See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on the Mistic CBO.

Cash for financing activities increased $1,125.5 million in 2005 over 2004 due primarily to the dissolution of the Mistic CBO, discussed above, and net withdrawals of policyholder deposit funds.

We were in compliance with all credit facility covenants at September 30, 2005.

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

In connection with the acquisition of the remaining minority interest in KAR during the third quarter of 2005, PXP issued $67.0 million of promissory notes to the minority interest sellers.  These notes are payable in two installments, including $9.8 million due January 2006 and $57.2 million plus deferred interest due January 2007.  The remainder of the purchase price, $9.7 million, was paid in October 2005.  We believe PXP’s cash flows from operations will be adequate to meet these needs.

See our 2004 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:	Sept 30,	Dec 31,
($ in millions)	2005	2004	Change

ASSETS:
Available-for-sale debt securities, at fair value	$13,510.8	$13,476.3	$34.5
Available-for-sale equity securities, at fair value	318.4	304.3	14.1
Trading equity securities, at fair value	—	87.3	(87.3)
Mortgage loans, at unpaid principal balances	154.8	207.9	(53.1)
Venture capital partnerships, at equity in net assets	251.9	255.3	(3.4)
Policy loans, at unpaid principal balances	2,214.1	2,196.7	17.4
Other invested assets	321.0	371.8	(50.8)
	16,771.0	16,899.6	(128.6)
Available-for-sale debt and equity securities pledged as collateral, at fair value	319.6	1,278.8	(959.2)
Total investments	17,090.6	18,178.4	(1,087.8)
Cash and cash equivalents	244.6	435.0	(190.4)
Accrued investment income	236.3	222.3	14.0
Receivables	141.8	135.8	6.0
Deferred policy acquisition costs	1,532.1	1,429.9	102.2
Deferred income taxes	28.0	30.7	(2.7)
Other intangible assets	304.1	308.4	(4.3)
Goodwill	466.5	427.2	39.3
Other assets	263.4	244.6	18.8
Separate account assets	7,358.8	6,950.3	408.5
Total assets	$27,666.2	$28,362.6	$(696.4)

LIABILITIES:
Policy liabilities and accruals	$13,179.2	$13,132.3	$46.9
Policyholder deposit funds	3,219.4	3,492.4	(273.0)
Stock purchase contracts	126.2	131.9	(5.7)
Indebtedness	753.2	690.8	62.4
Other liabilities	590.4	546.3	44.1
Non-recourse collateralized obligations	390.4	1,355.2	(964.8)
Separate account liabilities	7,358.8	6,950.3	408.5
Total liabilities	25,617.6	26,299.2	(681.6)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	3.9	41.0	(37.1)

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,439.8	2,436.2	3.6
Deferred compensation on restricted stock units	(3.4)	(3.6)	0.2
Accumulated deficit	(243.4)	(285.6)	42.2
Accumulated other comprehensive income	30.7	58.0	(27.3)
Treasury stock	(179.0)	(182.6)	3.6
Total stockholders’ equity	2,044.7	2,022.4	22.3
Total liabilities, minority interest and stockholders’ equity	$27,666.2	$28,362.6	$(696.4)

September 30, 2005 vs. December 31, 2004

Equity securities increased in value by $14.1 million from December 31, 2004 to September 30, 2005, primarily due to additional investments in various Phoenix Funds, offset by the sale of Lombard.

Mortgage loans decreased $53.1 million from December 31, 2004 to September 30, 2005, due to principal paydowns and closings with no new purchases.

Other investments decreased by $50.8 million from December 31, 2004 to September 30, 2005, primarily due to the sale of certain hedge fund assets and lower derivative asset values.

Securities pledged as collateral and the associated non-recourse collateralized obligations decreased $959.2 million and $964.8 million, respectively, from December 31, 2004 to September 30, 2005, due to the redemption of the Mistic CBO and partial paydowns of certain of the underlying funds.  Minority interest also decreased as a result of the Mistic redemption.

Cash decreased $190.4 million, or 44%, from December 31, 2004 to September 30, 2005, due primarily to higher investment purchases, the liquidation of the Mistic CBO and net redemptions for policyholder deposit funds, offset by higher cash from operations.

Composition of Deferred Policy Acquisition Costs by Product:	Sept 30,	Dec 31,
($ in millions)	2005	2004	Change

Variable universal life issuance	$357.2	$332.5	$24.7
Universal life issuance	289.2	216.0	73.2
Variable annuities	287.8	275.4	12.4
Fixed annuities	41.3	47.8	(6.5)
Participating life issuance	556.6	558.2	(1.6)
Total deferred policy acquisition costs	$1,532.1	$1,429.9	$102.2

See Note 3 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information on deferred policy acquisition costs.

Policyholder deposit funds decreased $273.0 million from December 31, 2004 to September 30, 2005 due to net redemptions from fixed annuities and variable annuities with guaranteed minimum crediting rates.

Indebtedness increased $62.4 million from December 31, 2004 to September 30, 2005 due primarily to debt issued in connection with our purchase of the remaining interest in KAR not already owned by us.  See Note 6 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on financing activities.

Contractual Obligations and Commercial Commitments

As of September 30, 2005, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2004 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments as described in our 2004 Annual Report on Form 10-K.

On May 2, 2005, we completed the acquisition of the minority interests in Seneca, thereby increasing our ownership to 100%. The effect of this acquisition is not material to our consolidated financial statements.  In addition, effective as of September 30, 2005, we completed the acquisition of the minority interests in KAR, thereby increasing our ownership to 100%, as more fully described in Note 1 to our unaudited interim condensed consolidated financial statements in this Form 10-Q.  All arrangements we had with respect to the minority membership interests in Seneca and KAR were terminated in connection with these acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2005 and December 31, 2004, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.  See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for information on variable interest entities.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,035.8 million at December 31, 2004 to $1,058.7 million at September 30, 2005.  The principal factors resulting in this increase were gains from operations of $35.0 million and an increase in unrealized gains of $22.2 million (including income from subsidiaries) for Phoenix Life, offset by dividends to the shareholder of $35.1 million.

At September 30, 2005, Phoenix Life’s and each of its insurance subsidiaries’ estimated RBC levels were in excess of 350% of the Company Action Level.

On April 28, 2005, the Phoenix Life Board of Directors declared a dividend of $35.1 million to its sole shareholder, The Phoenix Companies, Inc., of which $17.5 million was paid on April 29, 2005, while the remainder was paid on July 11, 2005.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934.  Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1.  At September 30, 2005, the largest of these subsidiaries had net capital of approximately $10.4 million, which is $9.8 million in excess of its required minimum net capital of $0.6 million.  The ratio of aggregate indebtedness to net capital for that subsidiary was 0.83:1.  The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at September 30, 2005 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2005, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2004 Annual Report on Form 10-K.

See Note 9 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock.  During the three months ended September 30, 2005 and 2004, our subsidiaries paid total compensation of $9.4 million and $7.0 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.  Our subsidiaries paid total compensation of $26.1 million and $22.1 million during the nine months ended September 30, 2005 and 2004, respectively, for such sales.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about or management of market risk, see the Enterprise Risk Management section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have developed controls and procedures to ensure that information required to be disclosed by us in reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on their review, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures, as in effect on September 30, 2005, were effective, both in design and operation, for achieving the foregoing purpose.

Changes in Internal Control over Financial Reporting.  During the three months ended on September 30, 2005, we implemented the Hyperion Financial Management System for consolidation and financial reporting.  The implementation of this system is intended to increase operating efficiencies, and management believes this system will be an enhancement to the effectiveness of our internal control over financial reporting.  There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $76.0 million as of September 30, 2005 and $110.0 million as of December 31, 2004.  Our total amounts recoverable from retrocessionaires related to paid losses were $65.0 million as of September 30, 2005 and $60.0 million as of December 31, 2004.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three and nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, we have a reinsurance recoverable balance of $25.0 million from a retrocessionaire that remains subject to dispute.  We have previously received favorable decisions from an arbitration panel and the English Court of Appeals that have resulted in payments by the retrocessionaire totaling $63.4 million, including $17.8 million in October 2005.  In July 2005, an arbitration panel determined that the retrocessionaire was not liable for certain billings related to a commutation totaling $25.0 million.  We are seeking permission to appeal this decision.  The retrocessionaire is current in respect of all other reinsurance recoverable balances.  There have been no additional material developments concerning our discontinued reinsurance disputes, as described in Note 17 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, during the three and nine months ended September 30, 2005.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended September 30, 2005, we issued 15,231 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors.  Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

Not applicable

(b)

Not applicable

(c)

Not applicable

(d)

Not applicable.

ITEM 5.   OTHER INFORMATION

(a)

None.

(b)

No material changes.

* * * * * * * * * *

Board Compensation

At its meeting on November 3, 2005, the Company’s Board of Directors voted to change the Board Compensation structure.

The Board of Directors voted to eliminate meeting fees and implement a 100% retainer-based compensation structure that will provide differentiation of pay based on each director’s role and the scope and responsibilities of the various committees on which directors serve.  The new structure will also permit the Company to deliver pay for all directors using an equal mix of cash and equity, consistent with its existing Board of Directors pay philosophy.

Effective January 1, 2006, Board compensation will consist of a flat retainer of $100,000 per year for all directors, plus additional retainers to all committee chairs and to all members of the Audit Committee and the Compensation Committee. The schedule of the additional annual retainers is as follows:

(a) $30,000 for the Chair of the Executive Committee;

(b) $25,000 for the Chair of the Audit Committee;

(c) $20,000 for the Chair of the Compensation Committee;

(d) $15,000 for the Chairs of the Finance and Governance Committees;

(e) $7,500 for the Chair of the Phoenix Life Insurance Company Policyholder Affairs Committee;

(f) $5,000 for members of the Audit Committee, excluding the Chair; and

(g) $2,500 for members of the Compensation Committee, excluding the Chair.

This compensation is paid to independent directors only.

All retainers will be paid quarterly in advance, 50% in cash and 50% in restricted stock units, or RSUs.  For each director, RSUs will convert into one share of the Company’s common stock following his or her date of retirement as a director (but no earlier than June 26, 2006).  In the interim, each RSU will be credited with dividend equivalents and interest. Directors continue to have the option to defer receipt of cash compensation under the Company’s deferred compensation programs until retirement.

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

10.1

Phoenix Home Life Mutual Insurance Company Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333- 55268), filed February 9, 2001, as amended)

10.2

The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

The Phoenix Companies, Inc. Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.6

The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.8

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.9

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.10

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.11

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

10.12

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.13

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B effective as of August 1, 2004 (incorporated herein by reference to Exhibit 10.11 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

10.14

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B (effective as of August 1, 2004) (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.15	Phoenix Investment Partners 2001 Phantom Option Plan (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.16	Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to Exhibit 10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.17

Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003) (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.18

First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003) (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.19

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.20

Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.21

The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.22	First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005*

10.23	The Phoenix Companies, Inc. Annual Incentive plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.24

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.25

Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.26

Shareholder’s Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.27

Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.28

Agreement Regarding Purchase and Sale of Class C Units effective as of September 30, 2005, by and between Phoenix Investment Partners, Ltd., Kayne Anderson Rudnick Investment Management, LLC and various individuals (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed October 31, 2005)

10.29	Amended and Restated Purchase Agreement effective as of October 26, 2005 by and between Phoenix Life Insurance Company and Edgemere Capital, LLC*

10.30

Credit Agreement dated as of November 22, 2004 between The Phoenix Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.31

Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.28 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.32

Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 1, 2003)

10.33

Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.34

Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.35

Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.36

Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.37

Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.38

Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc. and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.39

Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and John F. Sharry (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.40

Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and James  Wehr (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.41

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.42

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.43	Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2006*

10.44

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.45

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

THE PHOENIX COMPANIES, INC.

Date: November 7, 2005	By: /s/ Michael E. Haylon

Michael E. Haylon, Executive Vice President
and Chief Financial Officer