Form 10-K
period 2005-12-31
PHOENIX COMPANIES INC/DE
filed 2006-03-02
CIK 1129633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-16517
THE PHOENIX COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1599088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One American Row, Hartford, Connecticut	06102-5056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(860) 403-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange
7.45% Quarterly Interest Bonds, due 2032	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑
As of June 30, 2005, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $1.1 billion based on the last reported sale price of $11.90 per share of the common stock on the New York Stock Exchange on that date. On February 17, 2006, the registrant had 112.6 million shares of common stock outstanding; it had no non-voting common equity.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III.

Unless otherwise stated, at all times on and after June 25, 2001, the effective date of Phoenix Home Life Mutual Insurance Company’s demutualization, “Phoenix,” “we,” “our” or “us” means The Phoenix Companies, Inc. (the “Company” or “PNX”) and its direct and indirect subsidiaries. At all times prior to June 25, 2001, “we,” “our” or “us” means Phoenix Home Life Mutual Insurance Company (which has been known as Phoenix Life Insurance Company since June 25, 2001) and its direct and indirect subsidiaries. Furthermore, “Phoenix Life” refers to Phoenix Life Insurance Company, “Life Companies” refers to Phoenix Life and its direct and indirect subsidiaries and “PXP” refers to Phoenix Investment Partners, Ltd. and its direct and indirect subsidiaries.
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
The affluent and high-net-worth market is a growing market with significant demand for customized products and services. We define affluent as those households with a net worth of $500,000 or greater, excluding their primary residence. We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000. Our products and services are designed to assist advisors and their clients in this target market to achieve three main goals:

•	the accumulation of wealth, primarily during an individual’s working years;

•	the preservation of income and wealth to provide for a secure retirement; and

•	the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.
We distribute our products and services through various financial intermediaries such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies.
Segments
We have two operating segments, Life and Annuity and Asset Management, which include three product lines: life insurance, annuities and asset management. Both segments serve the affluent and high-net-worth market, which presents opportunities to leverage our capabilities and relationships.
We report our remaining results in two non-operating segments—Venture Capital and Corporate and Other. Venture Capital includes: limited partnership interests in venture capital funds; leveraged buyout funds; and other private equity partnerships sponsored and managed by third parties. The segment does not include similar investments that are part of the closed block. At year-end, the Company closed the first phase of its planned sale of approximately three-quarters of our Venture Capital segment assets. The remaining assets will be sold during the first quarter of 2006. As a result of the transaction, this segment will be eliminated effective January 1, 2006, and earnings from the remaining venture capital assets will be allocated to the Life and Annuity segment. Corporate and Other includes: indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. These segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

Operating Segments

SUMMARY OF OPERATING SEGMENTS
December 31, 2005

Market Presence	Distribution Channels	Products

Life and Annuity
• $52.7 billion of net life insurance in force • $8.0 billion of annuity assets under management Principal operating subsidiaries: • Phoenix Life • PHL Variable Insurance Company	• National and regional broker- dealers • Financial planning firms • Advisor groups • Insurance companies • Banks	• Variable universal life insurance • Universal life insurance • Term life insurance • Variable annuities • Immediate annuities • Private placement life insurance and annuities

Asset Management
Retail products:
• $37.4 billion of third-party assets under management Principal operating subsidiary: • PXP	• National and regional broker- dealers • Institutional asset management consultants • Financial planning firms • Affiliated asset managers	• Mutual funds • Managed accounts • Closed-end funds Institutional products: • Institutional accounts • Structured products • Phoenix Life general and separate accounts
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

Variable Universal Life. Variable universal life products provide insurance coverage and give the policyholder various investment choices, flexible premium payments and coverage amounts and limited guarantees. The policyholder may direct premiums and cash value into a variety of separate investment accounts, accounts that are maintained separately from the other assets of the Life Companies and are not part of the general accounts of the Life Companies, or into the general account. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. With some variable universal products, by maintaining a certain premium level the policyholder receives guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.
Universal Life. Universal life products provide insurance coverage on the same basis as variable universal life products, except that premiums, and the resulting accumulated balances, are allocated only to our general account for investment. Universal life products may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy, and also may allow the policyholder to adjust the frequency and amount of premium payments. We credit premiums, net of expenses, to an account maintained for the policyholder. The account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.
Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided as long as the policyholder is able to fulfill the premium requirements of the secondary guarantee.
Term Life. Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts generally expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.
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
Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate investment accounts. The contractholder typically can also direct funds to a general account option which earns interest at rates determined by us, subject to certain minimums. Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, in the fourth quarter of 2005 we introduced an innovative Guaranteed Minimum Withdrawal Benefit option for our products, which guarantees an income stream for the lifetime of the owner and their spouse. Our major sources of revenues from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

         Other Products and Services
Life and Annuity is focused on the development of other products and distribution relationships that respond to the affluent and high-net-worth market’s demand for wealth management solutions.
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
Private Placement Life and Annuity Products. Private placement products are individually customized life and annuity offerings that include single premium life, second-to-die life and variable annuity products. These products have minimum deposits of over $500,000, targeting the wealthiest segment of the high-net-worth market. Both the average annuity deposit and the average face amount of life insurance policies sold by Philadelphia Financial Group, our wholly-owned private placement distributor, in 2005 were $13.3 million.
Underwriting
Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges. Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.
We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. Phoenix Life has a long tradition of underwriting innovation. In 1955, we were the first insurance company to offer reduced rates to women. We were among the first companies to offer reduced rates to non-smokers across all policy lines, beginning in 1967. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.
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
We reinsure 80% of the mortality risk on a block of policies acquired from Confederation Life Insurance Company, or Confederation Life, in 1997. We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure a substantial portion of our otherwise retained individual life insurance business. In addition, we reinsure up to 90% of the mortality risk on some new issues. As of December 31, 2005, we had ceded $83.1 billion in face amount of reinsurance, representing 61% of our total face amount of $135.8 billion of life insurance in force.
On January 1, 1996, we entered into a reinsurance arrangement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.
The following table lists our five principal life reinsurers, together with the reinsurance recoverables on a statutory basis as of December 31, 2005, the face amount of life insurance ceded as of December 31, 2005, and the reinsurers’ A.M. Best ratings.

	Reinsurance	Face Amount of
	Recoverable	Life Insurance	A.M. Best
	Balances	Ceded	Rating(1)

Reinsurer	($ in millions)	($ in billions)

RGA Reinsurance Company	$18.2	$23.3	A+
AEGON USA	$14.1	$14.8	A+
Swiss Re Life & Health America, Inc.	$11.0	$10.8	A+
Employers Reassurance Corporation	$8.9	$7.4	B++
Scottish Re	$3.9	$6.2	A-

(1)	A.M. Best ratings are as of December 31, 2005.

Life and Annuity Financial Information
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for Life and Annuity segment financial information.
Asset Management Segment
We conduct activities in Asset Management with a focus on two customer groups—retail investors and institutional clients. We provide asset management services to retail customers through open-end mutual funds, closed-end funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers, and direct managed accounts which are sold and administered by us. We also provide transfer agency, accounting and administrative services to our open-end mutual funds.
Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we sponsor and manage structured finance products such as collateralized debt obligations, or CDOs, backed by portfolios of assets, for example, public high yield bonds or mortgage-backed or asset-backed securities.
Asset Managers
Our investment management services are provided by wholly-owned asset managers and unaffiliated sub-advisors. We provide our asset managers with a consolidated platform of distribution support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the managers’ products by assessing their performance, style consistency and the discipline with which they apply their investment process.

Our managers and their respective styles, products and assets under management, are as follows:

			Assets Under
			Management at
			December 31, 2005
Advisor / Location	Investment Styles	Products	($ in billions)

GoodwinSM Capital Advisors(1), or Goodwin / Hartford, CT	Fixed Income – Multi-Sector	Mutual Funds Institutional Accounts Structured Finance Products	$4.9

Seneca Capital Management LLC, or Seneca / San Francisco, CA	Equities – Growth with Controlled Risk Earnings-Driven Growth Tax Sensitive Growth Fixed Income – Value Driven	Mutual Funds Sponsored Managed Accounts Direct Managed Accounts Institutional Accounts Structured Finance Products	$10.7

Kayne Anderson Rudnick Investment Management, LLC, or KAR / Los Angeles, CA	Equities – Quality at Reasonable Price	Sponsored Managed Accounts Direct Managed Accounts Institutional Accounts Mutual Funds	$8.5

Duff & Phelps Investment Management Co., or DPIM / Chicago, IL	Equities – REITs Large Cap Value Small Cap Core Fixed Income – Core	Mutual Funds Institutional Accounts Closed-end Funds	$6.1

Engemann Asset Management, Inc.(2), or Engemann / Pasadena, CA	Equities – Classic Growth	Mutual Funds Sponsored Managed Accounts Direct Managed Accounts Institutional Accounts	$2.5

OakhurstSM Asset Managers(2), or Oakhurst / Scotts Valley, CA	Equities – Large Cap Value Large Cap Core	Mutual Funds Institutional Accounts	$1.7

Walnut Asset Management LLC, or Walnut / Philadelphia, PA	Equities – Relative Value Fixed Income – Quality Fixed Income	Direct Managed Accounts Institutional Accounts	$0.7

Phoenix / Zweig Advisers, LLC, or Zweig / New York, NY	Equities / Fixed Income – Tactical Asset Allocation Market Neutral Small Cap Value	Mutual Funds Closed-end Funds	$1.3

Sub-advised Assets	Various	Mutual Funds Institutional Accounts	$1.0

Total Third-Party Assets Under Management			$37.4

(1)	Goodwin is a division of Phoenix Investment Counsel, Inc., an indirect wholly-owned subsidiary of PXP.
(2)	Oakhurst is a division of Engemann.

Asset Management Products
         Retail Products
Mutual Funds. We are investment advisors to 44 open-end mutual funds, with total assets under management of $7.9 billion as of December 31, 2005. These funds include seven Phoenix Life Investment Option (PHOLIOS) funds, which are “fund of funds”, investing in a number of our underlying funds. These mutual funds are available primarily to retail investors.
Managed Accounts. We provide investment management services through participation in certain intermediary managed account programs sponsored by various broker-dealers such as Merrill Lynch, Morgan Stanley and Salomon Smith Barney. These programs enable the sponsor’s client to select one or more of our managed account offerings for which the client pays an asset-based fee paid to the broker-dealer who, in turn, pays a management fee to us. Some of these programs include more than one of our asset managers. As of December 31, 2005, we managed 28,937 accounts relating to such intermediary managed account programs, representing approximately $6.1 billion of assets under management. In addition, we offer direct managed accounts, which are individual client accounts sold and administered by us. As of December 31, 2005, we managed 1,788 direct managed accounts representing $3.2 billion of assets under management.
Closed-End Mutual Funds. We manage the assets of five closed-end funds, each of which is traded on the New York Stock Exchange: DTF Tax-Free Income Inc.; Duff & Phelps Utility and Corporate Bond Trust Inc.; DNP Select Income Inc.; The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. Our closed-end fund assets under management totaled $4.2 billion as of December 31, 2005.
         Institutional Products
Institutional Accounts. We offer a variety of fixed income and equity investment strategies to institutional clients, consisting primarily of pension and profit sharing plans, governmental entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds. Our institutional assets under management totaled $13.5 billion as of December 31, 2005.
Structured Finance Products. We manage eight structured finance products, all of which are collateralized obligations backed by portfolios of either high yield bonds, emerging markets bonds and/or asset-backed securities. Our structured products assets under management totaled $2.5 billion as of December 31, 2005.
Life Companies
General Accounts. Goodwin, in conjunction with Phoenix Life’s portfolio management group, manages most of the assets of the Life Companies’ general accounts. As of December 31, 2005, PXP managed $13.5 billion of the Life Companies’ assets. The assets under management, revenues and expenses associated with the general accounts are not included in the Asset Management segment.

Asset Management Assets under Management
The following table presents information regarding the third-party assets under management by PXP for the years indicated:

Assets Under Management	As of December 31,

($ in millions)	2005	2004	2003

TOTAL
Deposits and reinvestments	$10,338.0	$6,669.8	$6,987.8
Redemptions and withdrawals	(15,923.7)	(13,255.8)	(8,148.6)
Performance (net of fees)	229.9	2,923.0	5,788.1
Other	(129.8)	311.0	(202.1)

Change in assets under management	(5,485.6)	(3,352.0)	4,425.2
Beginning balance	42,908.5	46,260.5	41,835.3

Ending balance	$37,422.9	$42,908.5	$46,260.5

INSTITUTIONAL PRODUCTS
Deposits and reinvestments	$6,547.4	$2,886.7	$3,231.8
Redemptions and withdrawals	(7,757.0)	(6,048.4)	(3,808.4)
Performance (net of fees)	108.4	1,166.9	2,659.9
Other	(63.4)	234.3	(76.0)

Change in assets under management	(1,164.6)	(1,760.5)	2,007.3
Beginning balance	17,107.8	18,868.3	16,861.0

Ending balance	$15,943.2	$17,107.8	$18,868.3

RETAIL PRODUCTS
Mutual Funds
Deposits and reinvestments	$2,030.3	$1,673.2	$1,487.7
Redemptions and withdrawals	(2,443.9)	(2,004.4)	(1,683.6)
Performance (net of fees)	184.1	805.8	1,590.7
Other	91.6	76.7	(126.1)

Change in assets under management	(137.9)	551.3	1,268.7
Beginning balance	12,285.1	11,733.8	10,465.1

Ending balance	$12,147.2	$12,285.1	$11,733.8

Intermediary Managed Account Programs
Deposits and reinvestments	$1,077.5	$1,637.1	$2,064.3
Redemptions and withdrawals	(3,875.1)	(4,177.4)	(2,362.1)
Performance (net of fees)	(147.8)	844.7	1,590.2

Change in assets under management	(2,945.4)	(1,695.6)	1,292.4
Beginning balance	9,035.9	10,731.5	9,439.1

Ending balance	$6,090.5	$9,035.9	$10,731.5

Direct Managed Accounts
Deposits and reinvestments	$682.8	$472.8	$204.0
Redemptions and withdrawals	(1,847.7)	(1,025.6)	(294.5)
Performance (net of fees)	85.3	105.6	(52.7)
Other	(158.1)	—	—

Change in assets under management	(1,237.7)	(447.2)	(143.2)
Beginning balance	4,479.7	4,926.9	5,070.1

Ending balance	$3,242.0	$4,479.7	$4,926.9

Asset Management Financial Information
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for Asset Management segment financial information.
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
As we continue to focus on the development of our distribution channels, we increasingly must compete with other providers of life insurance, annuity and retail products to attract and maintain relationships with productive distributors that have the ability to sell our products. In particular, our ability to attract distributors for our products could be adversely affected if for any reason our products became less competitive or concerns arose about our asset quality, financial strength or ratings.
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
In 2005, over 400 new producers wrote life insurance business with us, over 800 new producers wrote annuity business with us and over 6,000 new producers placed asset management business with us.
Since late 1999, we have significantly strengthened our wholesaling teams in order to enhance our relationships with distributors in each of our product areas. As of December 31, 2005, we employed 68 life insurance wholesalers, 22 annuity wholesalers and 35 asset management wholesalers, compared to 42, one and 25, respectively, as of December 31, 1999.
We also engage in collaborative account development among our life insurance, annuity and asset management wholesalers through joint marketing presentations and specialized services to advisors. We believe having many of the same investment choices available in each of our product lines contributes to the success of our strategy.
State Farm. In 2001, we entered into an agreement with a subsidiary of State Farm Mutual Automobile Insurance Company, or State Farm, to provide our life and annuity products and related services to State Farm’s affluent and high-net-worth customers, through qualified State Farm agents. We are the only third-party provider of life and annuity products and services at State Farm. By the end of 2005, we had trained and certified approximately 10,200, or 91%, of State Farm’s approximately 11,200 securities licensed agents to sell Phoenix products. Our relationship with State Farm gives us potential access to approximately 34% of the high-net-worth households in the United States. For 2005, State Farm ranked first among our distributors in the sale of both life insurance and annuity products.

National and Regional Broker-Dealers. National and regional broker-dealers are brokerage firms that engage financial advisors as employees rather than as independent contractors. To meet the evolving wealth management needs of their customers, national and regional broker-dealers offer products from third-party providers such as Phoenix. Simultaneously, many of these firms are seeking to reduce the number of relationships they have with product providers in favor of those that offer a range of products together with services designed to support advisors’ sales efforts. We believe our ability to offer a variety of life insurance, annuity and asset management products and services positions us to benefit from this trend. We have relationships across all product lines in many important distribution outlets that target the high-net-worth market including UBS, A.G. Edwards and Merrill Lynch.
Advisor Groups. The recent industry trend toward affiliations among small independent financial advisory firms has led to advisor groups becoming a distinct class of distributors. We believe we have a particularly strong position as a provider of life insurance products through Partners Marketing Group, Inc., or PartnersFinancial, which, since 1999, has been an important component of the National Financial Partners, or NFP, organization. In 2004, Linsco/ Private Ledger Financial Services, or LPL, purchased our affiliated retail distribution operations and our affiliated advisors had the opportunity to move to LPL as independent registered representatives.
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
Emerging Distribution Sources. Philadelphia Financial Group offers Phoenix private placement life and annuity products through a variety of distribution sources with access to the high-net-worth market including family offices, financial institutions, accountants and attorneys. We also offer our life and annuity products through non-traditional sources such as private banks, private banking groups within commercial banks and regional and commercial banks that are focused on their high-net-worth client base.
Institutional Products Distribution
We have an Institutional Marketing Group, or IMG, which markets our institutional product offerings to consultants and other institutional clients. There are experienced institutional salespeople at several of our affiliated asset managers, as well as specialists in areas such as sub-advisory, defined contribution investment only, or DCIO, foundations, endowments and public plans. IMG also provides coordinated marketing support and services.
We direct our institutional marketing efforts primarily toward consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of performance histories and investment styles. We maintain relationships with these consultants and provide information and materials to them in order to facilitate their review of our funds.

Support and Services
We believe we have a competitive advantage through the service and support we provide our distributors, including:

•	customized advice on estate planning, charitable giving planning, executive benefits and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance and variable annuity products. Our experienced attorneys combine their advice with tailored presentations, educational materials and specimen legal documents;
•	market research and education programs designed to help advisors better understand which financial products the affluent and high-net-worth market demands. We assist advisors in marketing to specific customer segments such as senior corporate executives, business owners and high-net-worth households;
•	nationwide teams of life, annuity and asset management product specialists who provide education and sales support to distributors and who can act as part of the advisory team for case design and technical support;
•	asset management and investment allocation strategies, including our Complementary Investment Analysis tool, which identifies investment options offered both by us and by third parties that are suitable for an individual’s allocation needs;
•	an underwriting team with significant experience in evaluating the financial and medical underwriting risks associated with high face-value policies and affluent and high-net-worth individuals; and
•	internet-accessible information that makes it easier for our distributors to do business with us, including interactive product illustrations, educational and sales tools, and online access to forms, marketing materials and policyholder account information.
Non-operating Segments
Venture Capital Segment
We have invested in the venture capital markets for over 25 years through Phoenix Life’s investment portfolio. Phoenix Life’s venture capital investments include limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital. The Venture Capital segment represented 0.4% of total investments and cash and cash equivalents as of December 31, 2005. The carrying value of partnership investments in the Venture Capital segment was $71.7 million as of December 31, 2005. The segment does not include venture capital investments held within Phoenix Life’s closed block.
In October 2005, we entered into an agreement to sell $138.5 million of venture capital assets, approximately three quarters of the assets in our Venture Capital segment. As of February 1, 2006, 95% of the transaction had closed, and the remaining portion is expected to close by March 31, 2006. As a result of the transaction, the Venture Capital segment will be eliminated, effective January 1, 2006, and earnings from the remaining assets will be allocated to the Life and Annuity segment.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for Venture Capital segment financial information.
Corporate and Other Segment
The Corporate and Other segment includes: indebtedness; unallocated assets; liabilities and expenses; and certain businesses not of sufficient scale to report independently. Corporate and Other also includes certain international operations. As of December 31, 2005, we had a total of $12.9 million of assets in these international holdings.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for Corporate and Other segment financial information.

General Development of Business
PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our website is located at www.PhoenixWealthManagement.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)
Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, or Home Life, the company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company, or Phoenix Home Life.
On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company. All policyholder membership interests in the mutual company were extinguished on the effective date. At the same time, PXP became an indirect wholly-owned subsidiary of PNX.
In addition, on June 25, 2001, PNX completed its initial public offering, or IPO, in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO were $807.9 million, which was contributed to Phoenix Life, as required under the plan of reorganization. On July 24, 2001, Morgan Stanley & Co. Incorporated exercised its right to purchase 1,395,900 additional shares of the common stock of PNX at the IPO price of $17.50 per share less underwriter’s discount. Net proceeds of $23.2 million were contributed to Phoenix Life. Our shares outstanding were subsequently reduced through share repurchases through October 2002.
The following chart illustrates our corporate structure as of December 31, 2005.
At December 31, 2005, we employed approximately 1,500 people. We believe our relations with our employees are good.

Item 1A. Risk Factors
Poor relative investment performance of some of our equity asset management strategies has led to material redemptions which have reduced assets under management and revenues. We could have continued underperformance and outflows.
As of December 31, 2005, 61% of third-party assets under management underperformed against their respective three-year benchmarks. Partly as a result, our asset management business experienced net outflows of $5.6 billion during the year. This poor relative performance could continue, which could result in lower assets under management and lower revenues.
Poor performance of the equity markets could adversely affect sales and assets under management of our asset management, variable universal life and variable annuity products, as well as the performance of other equity investments and potential future pension plan funding requirements.
The United States equity markets can be volatile and experience both periods of strong growth and of substantial declines.
There are three ways in which equity market declines and volatility have affected, or have the potential to affect, us negatively.

•	First, because the fee revenues of our asset management and, to a lesser degree, variable products businesses are based on the value of assets under our management, poor performance of the equity markets limits our fee revenues by reducing the value of the assets we manage.
•	Second, the funding requirements of our pension plan are dependent on the performance of the equity markets. As of December 31, 2005, the portfolio funding the Company’s pension plan consisted of 67% equities. In a severe market decline, the value of the assets supporting the pension plan would decrease, increasing the requirement for future funding. This funding requirement would increase our expenses and decrease our earnings.
•	Third, significant market volatility or declines could cause potential purchasers of our products to refrain from purchasing, and current owners to withdraw from the markets or reduce their exposure to equity products.
Changes in interest rates could harm cash flow and profitability in our life and annuity businesses.
Our life insurance and annuity businesses are sensitive to interest rate changes. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher perceived returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses.
Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem mortgages and bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.
We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on factors such as our financial strength, the quality of our products and on the services we provide to, and the relationships we develop with, our distributors. Our largest distributors of life insurance include a subsidiary of State Farm Mutual Automobile Company, or State Farm, and National Financial Partners, or NFP. In 2005, State Farm accounted for approximately 36% and NFP accounted for approximately 14% of our new life insurance and annuity sales based on first year commissions. We have had distribution arrangements with State Farm since our initial public offering in 2001 and with NFP since 1995. Our distributors are generally free to sell products from a variety of providers, which makes it important for us to continually offer distributors products and services they find attractive. We may not be able to establish or maintain satisfactory relationships with distributors if our products or services do not meet their needs. Accordingly, our revenues and profitability would suffer.
Downgrades to PNX’s debt ratings and Phoenix Life’s financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and earnings from certain of our life insurance products and increase our future borrowing costs.
Rating agencies assign Phoenix Life financial strength ratings, and assign us debt ratings, based in each case on their opinions of the relevant company’s ability to meet its financial obligations.
Financial strength ratings reflect a rating agency’s view of an insurance company’s ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. The current financial strength and debt ratings are set forth in the chart below.

	Financial Strength Rating	Senior Debt Rating
Rating Agency	of Phoenix Life	of PNX

A.M. Best Company, Inc.	A (“Excellent”)	bbb (“Adequate”)
Fitch	A+ (“Strong”)	BBB+ (“Strong”)
Standard & Poor’s	A (“Strong”)	BBB (“Good”)
Moody’s	A3 (“Good”)	Baa3 (“Adequate”)
Fitch, Standard & Poor’s and Moody’s each have a stable outlook for our ratings, while A.M. Best had a negative outlook as of December 31, 2005. On February 27, 2006, A.M. Best affirmed our A financial strength rating and improved its outlook for the Company to stable from negative.
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
We have allocated assets to our closed block to produce cash flows that, together with additional revenues from the closed block policies, are reasonably expected to support our obligations relating to these policies. Our allocation of assets to the closed block was based on actuarial assumptions about the performance of policies in the closed block and the continuation of the non-guaranteed policyholder dividend scales in effect for 2000, as well as assumptions about the investment earnings the closed block assets will generate over time. Since actual performance is likely to be different from these assumptions, it is possible that the cash flows generated by the closed block assets and the anticipated revenues from the policies included in the closed block will prove insufficient to provide for the benefits guaranteed under these policies even if the non-guaranteed policyholder dividend scale were to be reduced. If this were to occur, we would have to fund the resulting shortfall from assets outside of the closed block, which could adversely affect our profitability.
Our business operations, investment returns, and profitability could be adversely impacted by inadequate performance of third-party relationships.
We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, mutual fund and shareholder accounting services, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs. In addition, we maintain contractual relationships with certain investment advisory and investment management firms to leverage their expertise. These firms manage select investments or portions of portfolios under sub-advisory agreements.
We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and, potentially, adversely affect our profitability.
The independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients could terminate their contracts with us. This would reduce our investment management fee revenues.
Each of the mutual funds and closed-end funds for which PXP acts as investment advisor or sub-advisor is registered under the Investment Company Act of 1940 and is governed by a board of trustees or board of directors. Each fund’s board has the duty of deciding annually whether to renew the contract under which PXP manages the fund. Board members have a fiduciary duty to act in the best interests of the shareholders of their funds. Either the board members or, in limited circumstances, the shareholders may terminate an advisory contract with PXP and move the assets to another investment advisor. The board members also may deem it to be in the best interests of a fund’s shareholders to make other decisions adverse to us, such as reducing the compensation paid to PXP or imposing restrictions on PXP’s management of the fund.
Our asset management agreements with intermediary program sponsors (who “wrap,” or make available, our investment products within the management agreements they have with their own clients), direct managed account clients and institutional clients are generally terminable by these sponsors and clients upon short notice without penalty. As a result, there would be little impediment to these sponsors or clients terminating our agreements if they became dissatisfied with our performance.
The termination of any of the above agreements relating to a material portion of assets under management would adversely affect our investment management fee revenues and could require us to take a charge to earnings as a result of the impairment of the goodwill or intangible assets associated with our asset managers.

We might be unable to attract or retain personnel who are key to our business.
The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for professionals such as securities analysts, portfolio managers, sales personnel and actuaries is generally intense. In general, our employees are not subject to employment contracts or non-compete agreements. Any inability to retain our key employees, or attract and retain additional qualified employees, could have a negative impact on us.
Goodwill or intangible assets associated with our asset management business could become impaired requiring a non-cash charge to earnings in the event of significant market declines, net outflows of assets, or losses of investment management contracts.
As of December 31, 2005, our asset management business had $750.2 million in goodwill and intangible assets. The amount of goodwill and intangible assets on our balance sheet is supported by the assets under management and the related revenues of the business. It might be necessary to recognize an impairment of these assets if we experience:

•	a drop in assets under management due to a significant market decline or continued outflows such as in 2005 when we had net outflows of $5.6 billion;
•	the termination of a material investment management contract, such as one with one of our mutual funds, were terminated; or
•	material outflows if clients opt to withdraw their funds following the departure of a key employee.
If required, the recognition of a material impairment of these assets could lead to downgrades in our credit ratings or in our financial strength ratings.
We face strong competition in our businesses from mutual fund companies, banks, asset management firms and other insurance companies. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.
We face strong competition in each of our businesses, comprising life insurance, annuities and asset management. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the United States by international companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.
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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $60.0 million as of December 31, 2005. Our total amounts recoverable from retrocessionaires related to paid losses were $20.0 million as of December 31, 2005.
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
Some of the Bush administration’s legislative proposals would reduce or eliminate the benefit of deferral of taxation for our insurance and annuity products. In addition, legislation eliminating or modifying either the federal estate tax or the federal taxation of investment income could adversely affect sales of and revenues from our life and annuity products.
The attractiveness to our customers of many of our products is due, in part, to favorable tax treatment. Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Legislative changes that have the effect of reducing the taxes imposed on investment income could reduce or eliminate the relative benefit of such deferral of taxation for our insurance and annuity products. The tax rate on long-term capital gains and certain dividend income has been reduced until 2008 and President Bush’s 2006 budget proposal would make these rate reductions permanent. If this happens, it could have a negative impact on our sales and revenues from life and annuity products. The President’s Advisory Panel on Federal Tax Reform recently proposed fundamental changes to the federal income tax law that include taxation of most inside build-up on life insurance policies and annuity contracts, enhanced and simplified alternatives for tax deferred savings for retirement and other purposes, substantial reductions in federal income taxes on capital gains and dividend income and other proposals that would tend to reduce or eliminate the relative tax advantages of our life and annuity products. Other comprehensive changes to the tax system have been proposed, including the adoption of a flat tax, value-added tax or similar alternative structure, the creation of new and expanded vehicles for tax-exempt savings and lower taxes on investment income. Substantial modifications to Social Security have also been proposed. The likelihood that any of these proposals would ultimately be enacted, and the potential impact of these proposals, if enacted, cannot be reasonably estimated.

Some of our life insurance products are specifically designed and marketed as policies that help a decedent’s heirs to pay estate tax. Legislation enacted in the spring of 2001 increased the size of estates exempt from the federal estate tax, phased in reductions in the estate tax rate between 2002 and 2009 and repealed the estate tax entirely in 2010. This legislation, despite its reinstatement of the estate tax in 2011, increased uncertainty in the market and has had a negative effect on our revenues, from sales of second-to-die life insurance policies. Second-to-die policies are often purchased by two people whose assets are largely illiquid, and whose heirs otherwise might have to attempt to liquidate part of the estate in order to pay the tax. President Bush and members of Congress have expressed a desire to modify the existing legislation, which could result in faster or more complete reduction or repeal of the estate tax.
Changes in insurance and securities regulation could affect our profitability by imposing further restrictions on the conduct of our business.
Our life insurance and annuity businesses are subject to comprehensive state regulation and supervision throughout the United States. State insurance regulators and the National Association of Insurance Commissioners, or the NAIC, continually reexamine existing laws and regulations, and may impose changes in the future that put further regulatory burdens on us, thereby increasing our costs of doing business or otherwise harm our business. This could have a material adverse effect on our results of operations and financial condition.
The United States federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in areas which include employee benefit plan regulation, financial services regulation and federal taxation and securities laws could significantly affect each of our businesses, most notably our costs.
We and some of the policies, contracts and other products that we offer are subject to various levels of regulation under the federal securities laws administered by the SEC as well as regulation by those states and foreign countries in which we provide investment advisory services, offer products or conduct other securities-related activities. We could be restricted in the conduct of our business for failure to comply with such laws and regulations. Future laws and regulations, or the interpretation thereof, could have a material adverse effect on our results of operations and financial condition by increasing our expenses in order to comply with these laws and regulations.

Item 1B. Unresolved Staff Comments
As of December 31, 2005, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.   Properties
Our executive headquarters consist of our main office building at One American Row and one other building in Hartford, Connecticut, which we own and occupy. In September 2005, we sold a third Hartford office building, which was no longer needed. In July 2005, we sold the East Greenbush, New York property that had been used for our operations and leased back the space on a short-term basis. We relocated to another leased property in East Greenbush in January 2006. We also lease office space elsewhere in the United States as needed for our operations.

Item 3.  Legal Proceedings
General
We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or taxpayer. Several current proceedings are discussed below. In addition, state regulatory bodies, the Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. For example, during 2003 and 2004, the New York State Insurance Department conducted its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and the SEC conducted examinations of certain Phoenix Life variable products and certain Phoenix Life affiliated investment advisors and mutual funds. The New York State Insurance Department’s report, for the five-year period ending December 31, 2002, cited no material violations. In 2004, the NASD also commenced examinations of two Phoenix broker-dealers; the examinations were closed in April 2005 and November 2004, respectively. In February 2005, the NASD notified the Company that it was asserting violations of trade reporting rules by a PXP subsidiary. The Company responded to the NASD allegations in May 2005 but has not received any further inquiries to date.
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
In 2004 and 2005, the Boston District Office of the SEC conducted a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist the Company in preparing the analysis. Based on this analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.
Over the past two years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office. While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.
Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. In this regard, in 2004, we received a subpoena from the Connecticut Attorney General’s office requesting information regarding certain distribution practices since 1998. Over 40 companies received such a subpoena. We cooperated fully and have had no further inquiry since filing our response.
In May 2005, we received a subpoena from the Connecticut Attorney General’s office and an inquiry from the Connecticut Insurance Department requesting information regarding finite reinsurance. We cooperated fully and have had no further inquiry since responding.

These types of regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. While it is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, or consideration of available insurance and reinsurance and the provision made in our consolidated financial statements. However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows.
Discontinued Reinsurance Business
In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under contracts which have not been commuted.
We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.
Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $60.0 million and $110.0 million as of December 31, 2005 and 2004, respectively. Our total amounts recoverable from retrocessionaires related to paid losses were $20.0 million and $60.0 million as of December 31, 2005 and 2004, respectively. We did not recognize any gains or losses during the years 2005, 2004 and 2003.
As of December 31, 2005, we have resolved a dispute with a retrocessionaire that had been the subject of arbitration initiated by the retrocessionaire in 2000. We had previously received favorable decisions from an arbitration panel and the English Court of Appeals that have resulted in payments by the retrocessionaire totaling $65.0 million, including $50.0 million during 2005. In July 2005, an arbitration panel determined that the retrocessionaire was not liable for certain billings related to a commutation totaling $25.0 million. We were denied permission to appeal this decision. As of December 31, 2005, the retrocessionaire is current in respect of the reinsurance recoverable balance on this contract.
See the Risks Related to Our Business section of Management’s Discussion and Analysis as well as Note 17 to our consolidated financial statements in this Form 10-K for additional information.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of February 17, 2006, there were 243,796 registered holders of our common stock.
Unregistered Shares
We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001; 4,237 shares in 2002; 1,853 shares in 2003; 54 shares in 2004; and 18 shares in 2005. We issued these shares to policyholders in exchange for their membership interests without registration under the Securities Act of 1933 in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933.
In 2005, we also issued 59,774 restricted stock units, or RSUs, to 13 of our independent directors, without registration under that act in reliance on the exemption under Regulation D for accredited investors. Each RSU is potentially convertible into one share of our common stock.
Stock Price
The following table presents the intraday high and low prices for our common stock on the New York Stock Exchange for the years 2005 and 2004. The closing price of our common stock at December 31, 2005 was $13.64.

	High	Low	High	Low

First Quarter	$13.68	$12.25	$14.53	$12.06
Second Quarter	$12.80	$10.10	$14.21	$11.08
Third Quarter	$12.92	$11.50	$12.34	$9.51
Fourth Quarter	$13.93	$11.70	$12.60	$9.47
Dividends
In 2005 and 2004, we paid a dividend of $0.16 per share to shareholders of record on June 13, 2005 and June 14, 2004, respectively. For a discussion of restrictions on our ability to pay dividends, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
Repurchases
We did not repurchase any shares of our common stock during the two years ended December 31, 2005.

Item 6.	Selected Financial Data
Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2005 follows. We derived the balance sheet data for 2005 and 2004 and the income statement data for the years 2005, 2004 and 2003 from our consolidated financial statements in this Form 10-K. We derived the balance sheet data for 2003, 2002 and 2001 and the income statement data for the years 2002 and 2001 from audited consolidated financial statements not in this Form 10-K. We have reclassified certain amounts for prior years to conform with our 2005 presentation. Prior to June 25, 2001, Phoenix Life was the parent company of our consolidated group. In connection with its demutualization, Phoenix Life became a subsidiary and PNX became the parent company of our consolidated group.
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
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements in this Form 10-K.

Selected Financial Data:
($ in millions, except per share data)	2005	2004	2003	2002	2001

Income Statement Data
Premiums	$928.7	$990.6	$1,042.2	$1,082.0	$1,112.7
Insurance and investment product fees	514.7	534.9	500.9	493.8	469.7
Broker-dealer commission and distribution fee revenues	28.7	56.9	81.5	85.0	96.3
Net investment income	1,102.6	1,075.7	1,107.4	940.5	882.9
Unrealized gain on trading equity securities	—	85.9	—	—	—
Net realized investment gains (losses)	34.2	(0.8)	(98.5)	(133.9)	(84.9)

Total revenues	$2,608.9	$2,743.2	$2,633.5	$2,467.4	$2,476.7

Total benefits and expenses	$2,471.5	$2,606.0	$2,653.7	$2,671.0	$2,738.8

Income (loss) from continuing operations	$109.1	$86.3	$(4.1)	$(140.7)	$(147.3)
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.1	(2.1)	(1.3)	(2.5)

Income (loss) before cumulative effect of accounting changes	108.4	86.4	(6.2)	(142.0)	(149.8)
Cumulative effect of accounting changes	—	—	—	(130.3)	(65.4)

Net income (loss)	$108.4	$86.4	$(6.2)	$(272.3)	$(215.2)

Basic Earnings Per Share(1)
Income (loss) from continuing operations	$1.15	$0.91	$(0.04)	$(1.44)	$(1.41)

Net income (loss)	$1.14	$0.91	$(0.07)	$(2.78)	$(2.06)

Diluted Earnings Per Share(1)
Income (loss) from continuing operations	$1.06	$0.86	$(0.04)	$(1.44)	$(1.41)

Net income (loss)	$1.06	$0.86	$(0.07)	$(2.78)	$(2.06)

Dividends per share	$0.16	$0.16	$0.16	$0.16	$—

Ratio of Earnings to Fixed Charges
Ratio of earnings to fixed charges(2)	1.8	1.7	—	—	—
Supplemental ratio of earnings to fixed charges – excluding interest credited on policyholder contract balances (3)(4)	4.5	4.5	—	—	—

Balance Sheet Data
Cash and general account investments	$16,717.2	$17,334.6	$17,242.8	$16,812.8	$14,400.4

Total assets	$27,716.2	$28,362.6	$27,559.2	$25,235.9	$22,535.9

Indebtedness	$751.9	$690.8	$639.0	$644.3	$599.3

Total liabilities	$25,705.2	$26,299.2	$25,588.8	$23,389.9	$20,266.6

Minority interest in net assets of consolidated subsidiaries	$3.9	$41.0	$22.6	$19.2	$1.2

Total stockholders’ equity	$2,007.1	$2,022.4	$1,947.8	$1,826.8	$2,307.8

Third-party assets under management	$37,422.9	$42,908.5	$46,260.5	$41,835.3	$41,723.5

Consolidated Statutory Data
Premiums, deposits and fees	$2,647.0	$2,151.1	$3,364.9	$3,919.7	$3,144.8

Net income (loss)	$89.0	$46.3	$(26.0)	$(130.7)	$(66.0)

Capital and surplus(5)	$885.5	$814.6	$762.4	$861.4	$1,149.8
Asset valuation reserve, or AVR(6)	216.5	221.2	200.0	147.8	223.4

Capital, surplus and AVR	$1,102.0	$1,035.8	$962.4	$1,009.2	$1,373.2

(1)	We calculated earnings per share for the year 2001 on a pro forma basis, based on 104.6 million weighted-average shares outstanding. The pro forma weighted-average shares outstanding calculation for 2001 is based on the weighted-average shares outstanding for the period from the demutualization and IPO to the end of the year.
(2)	Due to our losses during 2003, 2002 and 2001, the ratio of earnings to fixed charges for those years was less than 1:1. We would need $11.4 million, $113.6 million and $131.6 million in additional earnings for the years 2003, 2002 and 2001, respectively, to achieve a 1:1 coverage ratio.
(3)	This ratio is disclosed for the convenience of investors and may be more comparable to the ratio disclosed by other issuers of fixed income securities. See Exhibit 12 to this report on Form 10-K for a reconciliation of the supplemental ratio of earnings to fixed charges.
(4)	Due to our losses during 2003, 2002 and 2001, the ratio coverages, excluding interest credited on policyholder contract balances, were less than 1:1. We would need $11.4 million, $113.6 million and $131.6 million in additional earnings for the years 2003, 2002 and 2001, respectively, to achieve a 1:1 coverage ratio.
(5)	In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix Life’s capital and surplus includes $205.2 million, $205.2 million and $175.0 million principal amount of surplus notes outstanding at December 31, 2005, 2004 and 2003, respectively.
(6)	The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENT
The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company, intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the Company’s primary reliance, as a holding Company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the Company’s insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (v) downgrades in the financial strength ratings of the Company’s subsidiaries or in the Company’s credit ratings; (vi) discrepancies between actual claims or investment experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, the fees we earn from assets under management and the demand for our variable products; (viii) the Company’s continued success in achieving planned expense reductions; (ix) the effects of closing the Company’s retail brokerage operations; and (x) other risks and uncertainties described in any of the Company’s filings with the SEC. The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2005 and 2004; our consolidated results of operations for the years 2005, 2004 and 2003; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements in this Form 10-K.
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
We manufacture our products through two operating segments—Life and Annuity and Asset Management—which include three product lines—life insurance, annuities and asset management. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal and term life insurance, and a range of variable annuity offerings. Asset Management comprises two lines of business—retail and institutional.
Through our retail line of business, we provide investment management services through open-end mutual funds, closed-end funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts sold and administered by us. We also provide transfer agency, accounting and administrative services to our open-end mutual funds.
Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage structured finance products such as collateralized debt obligations, or CDOs, backed by portfolios of assets, for example, public high yield bonds, mortgage-backed or asset-backed securities.
Through December 31, 2005, we reported our remaining activities in two non-operating segments—Venture Capital and Corporate and Other. Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. These assets are investments of the general account of Phoenix Life. In October 2005, we entered into an agreement to sell approximately three quarters of the assets in our Venture Capital segment. As a result of the transaction, the Venture Capital segment will be eliminated, effective January 1, 2006, and earnings from the remaining assets will be allocated to the Life and Annuity segment. See Business—Venture Capital Segment. Corporate and Other includes indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently. See Business—Corporate and Other Segment. These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.
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
Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of December 31, 2005, 74% of our life insurance reserves were for participating policies. As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividends expense was $364.4 million during 2005, $404.7 million during 2004 and $418.8 million during 2003.
Our sales and financial results over the last several years have been affected by demographic, industry and market trends. The baby boom generation has begun to enter its prime savings years. Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their postretirement financial needs. Product preferences have shifted between fixed and variable options depending on market and economic conditions. Our balanced product portfolio including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts, has been positioned to meet this shifting demand.
Discontinued Operations
During 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust Company. The effect of this transaction was not material to our consolidated financial statements. Phoenix National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.
In 1999, we discontinued our reinsurance operations. See Note 14 to our consolidated financial statements in this Form 10-K for detailed information regarding our discontinued operations.

Recent Acquisitions and Dispositions
Life and Annuity
On December 30, 2005, we sold 100% of the common stock held by us in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.
On January 11, 2005, we closed the sale of our interest in Lombard International Assurance S.A., or Lombard, to Friends Provident plc, or Friends Provident, for common shares in Friends Provident valued at $59.0 million. This transaction is further described in Note 1 to our consolidated financial statements in this Form 10-K. In connection with our disposition of Lombard, we entered into a total return swap agreement with a third party, which was settled with cash proceeds of $59.0 million on April 1, 2005 in exchange for all of our shares in Friends Provident.
Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL. As part of this transaction, advisors affiliated with WS Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. As of December 31, 2005, we have not determined the ultimate persistency of the business written by these advisors, but our experience through that date shows no material deterioration.
Revenues net of eliminations and direct expenses net of deferrals and certain transaction-related costs included in our consolidated financial statements related to our retail affiliated broker-dealer operations sold during 2004 are as follows:

Revenues and Direct Expenses of
Retail Affiliated Broker-Dealer Operations:	Year Ended December 31,

($ in millions)	2005	2004	2003

Insurance and investment product fees revenues, net of eliminations	$—	$32.0	$60.8
Direct other operating expenses, net of deferrals	—	38.7	72.8
During 2004, we incurred a $3.6 million after-tax charge for an impairment of goodwill related to Main Street, offset by a $2.7 million after-tax gain on the sale of the broker-dealer operations. Both the charge and the gain were recorded as realized investment gains and losses. In addition, in connection with this sale, we incurred a $10.2 million after-tax charge related to lease termination costs, offset by a $4.4 million after-tax gain related to curtailment accounting in connection with employee benefit plans. During the second quarter of 2005, we realized a gain of $1.5 million related to contingent consideration based on gross distribution concessions earned by LPL during the first year following the sale.
In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $7.0 million during 2006 and 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During each of the two years in the period ended December 31, 2005, we paid $3.0 million under this obligation.
Asset Management
In March 2004, we acquired the remaining minority interests in Walnut Asset Management LLC and Rutherford Brown & Catherwood, LLC for $2.1 million. This additional purchase price was accounted for as a step-acquisition by PXP and was allocated to goodwill and definite-lived intangible assets, accordingly.

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR. In 2002 we acquired a 60% equity interest in KAR for $102.4 million. In addition to the initial cost of the purchase, we made a payment of $30.1 million in the first quarter of 2004 based upon growth in management fee revenue for the purchased business through 2003. We had fully accrued for this payment as of December 31, 2003 and allocated it entirely to goodwill. In each of January 2005 and 2004, one member of KAR accelerated their portion of the 15% noncontrolling interest acquisitions, at which time we acquired an additional combined 0.3% of the company. We accrued $11.4 million related to the remaining 4.9% redemption required as of December 31, 2004 and allocated the purchase price to goodwill and definite-lived intangible assets. The two remaining 4.9% noncontrolling interest redemptions were accelerated and were acquired effective September 30, 2005, along with the remaining 25% noncontrolling interest for $77.2 million. Effective September 30, 2005, KAR became a wholly-owned subsidiary of PXP. PXP paid $9.7 million of the additional purchase price in October 2005 and issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder, plus deferred interest, is due in January 2007. The interest rate on the notes is 4.75%. Related to the initial purchase in 2002, we allocated $0.3 million of the initial purchase price to tangible net assets acquired and $102.1 million to intangible assets ($58.3 million to investment management contracts and $43.8 million to goodwill).
On May 2, 2005, we completed the acquisition of the minority interest in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%. The effect of this acquisition is not material to our consolidated financial statements.
The mandatorily redeemable noncontrolling interests in our less than wholly-owned asset management subsidiaries were subject to certain agreements, which were executed at the time of the acquisition. Upon acquisition of the remaining outstanding mandatorily redeemable interests, any previous rights under these agreements became nullified. We recorded $77.6 million, $15.2 million and $34.5 million of additional redemption or purchase price in 2005, 2004 and 2003, respectively, related to the redemption of noncontrolling membership interests under these agreements.
Corporate and Other
On January 14, 2005, we closed the sale to third parties of our equity holdings in Aberdeen for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million. The January 2005 sale of our equity holdings in Aberdeen completed our disposition of our direct financial interests in Aberdeen. On November 19, 2004, we received payment in full of a $27.5 million convertible subordinated note issued by Aberdeen Asset Management PLC, or Aberdeen, a United Kingdom-based asset management company. Concurrently we relinquished our contractual right to one of two Aberdeen board seats we held related to our 16.5% equity interest in Aberdeen, at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen’s operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS No. 115, Accounting for Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen’s shares as traded on the London Stock Exchange, as compared to our carrying value under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our 2004 consolidated statement of operations includes a $14.7 million after-tax, non-cash charge related to the accounting for our proportionate share of Aberdeen’s 2004 settlement of alleged misselling activities with the United Kingdom’s Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for Aberdeen from the equity method to the fair value method. See Note 5 to our consolidated financial statements in this Form 10-K for more information on our holdings in Aberdeen.

During 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd., our India-based information technology subsidiary, and essentially all of the assets of its United States affiliate, Phoenix Global Solutions, Inc., to Tata Consultancy Services Limited, a division of Tata Sons Ltd. This transaction was not material to our consolidated financial statements.
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
Recently Issued Accounting Standards
In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs, or DAC, on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt SOP 05-1 on January 1, 2007. We are currently assessing the impact of SOP 05-1 on our consolidated financial position and results of operations.
Share-Based Payment: On December 16, 2004 the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is effective January 1, 2006 and requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002. Accordingly, we do not expect our adoption of SFAS 123(R) to have a material effect on our consolidated financial statements.
Other-Than-Temporary Impairments: FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1, is effective for reporting periods beginning after December 15, 2005. Earlier application is permitted. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, does not have a material effect on our consolidated financial statements.
Financial Instruments with Characteristics of Both Liabilities and Equity: Effective July 1, 2003, we adopted SFAS 150. The effect of our adoption was to reclassify the mandatorily redeemable noncontrolling interests related to our asset management subsidiaries from “minority interest” to “other liabilities” in our consolidated balance sheet. In addition, within our consolidated statement of operations, we reclassified earnings attributed to those interests from the caption “minority interest in net income of subsidiaries” to “other operating expenses.” These changes in presentation were not material to our consolidated financial statements. During 2005, we redeemed the outstanding noncontrolling interests.

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
Variable Interest Entities. A new accounting standard was issued in January 2003 that interprets the existing standard on consolidation. This new accounting standard was revised and reissued in December 2003 as FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46(R). It clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). As of December 31, 2003, we adopted FIN 46(R) for special purpose entities, or SPEs, where we may hold a variable interest. Our adoption of FIN 46(R) resulted in no additional variable interest entities being consolidated by us.
In accordance with previous guidance, we continue to consolidate certain collateralized obligation trusts, or CDOs, which we sponsor.

Effect of Consolidation of Certain CDOs on
Consolidated Financial Statements:
($ in millions)	2005	2004	2003

Increase (decrease) in net income or (increase) in net loss	$1.3	$(12.9)	$(2.4)

Reduction in stockholder’s equity	$(67.9)	$(67.5)	$(77.3)

The above non-cash credits (charges) to earnings and stockholders’ equity primarily relate to realized and unrealized investment losses within the CDOs. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations mature between 2011 and 2012 but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.
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
Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following are areas that we believe require significant judgments, together with references to the footnote(s) in which each accounting policy is discussed in relation to our business:

•	Deferred Policy Acquisition Costs (“DAC”) and Present Value of Future Profits (“PVFP”)
The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our 1997 acquisition of the Confederation Life business, we recognized an asset for the PVFP representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in DAC.

We amortize DAC and PVFP based on the related policy’s classification. For individual participating life insurance policies, DAC and PVFP are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

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

We regularly evaluate our estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of estimated gross profits include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the estimated gross profits related to our variable annuity and variable and interest-sensitive life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% for the variable annuity business and 6.9% for the variable life business at December 31, 2005.

See Note 3 to our consolidated financial statements and the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

•	Policy Liabilities and Accruals
See Note 3 to our consolidated financial statements and the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

•	Goodwill and Other Intangible Assets
At the beginning of 2002, we adopted a new accounting standard for goodwill and other intangible assets, including amounts reflected in our carrying value of equity-method investments. Under this new standard, we discontinued recording amortization expense on goodwill and other intangible assets with indefinite lives, but we continue recording amortization expense for those intangible assets with definite estimated lives. For goodwill and intangible assets, we perform impairment tests at the reporting-unit level at least annually. In 2005, in conjunction with our conversion to a wholly-owned structure, we consolidated our asset management related goodwill and intangible assets into a single reporting unit for purposes of impairment testing. For purposes of the impairment test, the fair value of the reporting unit is based on the sum of: a multiple of revenue, plus the fair value of the units’ tangible fixed assets. Prior to 2002, we amortized goodwill principally over 40 years and investment management contracts over five to 16 years. All amortization expense has been and continues, for intangible assets with definite lives, to be calculated on a straight-line basis.

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

Fair Value of General Account Fixed Maturity Securities
by Pricing Source:	As of December 31, 2005

($ in millions)	Fixed	% of
	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$9,876.9	73.7%
Priced via matrices	2,901.1	21.6%
Priced via broker quotations	371.8	2.8%
Priced via other methods	158.6	1.2%
Short-term investments*	96.2	0.7%

Total	$13,404.6	100.0%

*	Short-term investments are valued at amortized cost, which approximates fair value.

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

See Note 5 to our consolidated financial statements and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

•	Valuation of Investments in Venture Capital Partnerships
We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate the effect of any lag in reporting. We estimate the change in valuation each quarter by applying a public industry index if there has been a material shift in the S&P index, either upward or downward.

See Note 5 to our consolidated financial statements in this Form 10-K for more information.

•	Deferred Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.

We have elected to file a consolidated federal income tax return for 2005 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryforwards that we have now or in the future.

As of December 31, 2005, we had deferred tax assets of $49.9 million and $15.7 million related to net operating and capital losses, respectively, for federal income tax purposes and $10.0 million for state net operating losses. The related federal net operating losses of $142.6 million are scheduled to expire between the years 2016 and 2025. The federal capital losses of $44.8 million are scheduled to expire between 2009 and 2010. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $34.2 million in 2012 and 2014 and $91.3 million in 2019 through 2024. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $9.8 million and a $7.9 million valuation allowance at the end of 2005 and 2004, respectively, relative to the state net operating loss carryforwards.

As of December 31, 2005, our deferred income tax asset of $0.1 million related to foreign tax credit carryovers was expected to expire between the 2006 and 2008 tax years.

As of December 31, 2005, our deferred income tax assets of $18.7 million related to general business tax credits are expected to expire between the years 2022 and 2025.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2005 and 2004 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

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

See Note 10 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

•	Pension and other Postemployment Benefits See Note 11 to our consolidated financial statements in this Form 10-K for more information on our pension and other postemployment benefits.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Year Ended December 31,			Changes

($ in millions, except per share data)	2005	2004	2003	2005/04	2004/03

REVENUES
Premiums	$928.7	$990.6	$1,042.2	$(61.9)	$(51.6)
Insurance and investment product fees	514.7	534.9	500.9	(20.2)	34.0
Broker-dealer commission and distribution fee revenues	28.7	56.9	81.5	(28.2)	(24.6)
Investment income, net of expenses	1,102.6	1,075.7	1,107.4	26.9	(31.7)
Unrealized gain on trading equity securities	—	85.9	—	(85.9)	85.9
Net realized investment gains (losses)	34.2	(0.8)	(98.5)	35.0	97.7

Total revenues	2,608.9	2,743.2	2,633.5	(134.3)	109.7

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,376.7	1,422.2	1,454.0	(45.5)	(31.8)
Policyholder dividends	364.4	404.7	418.8	(40.3)	(14.1)
Policy acquisition cost amortization	132.1	110.2	94.1	21.9	16.1
Intangible asset amortization	33.8	33.8	33.2	—	0.6
Intangible asset impairments	10.6	—	—	10.6	—
Interest expense on indebtedness	46.6	40.8	39.6	5.8	1.2
Interest expense on non-recourse collateralized obligations	29.4	33.6	48.9	(4.2)	(15.3)
Other operating expenses	477.9	560.7	565.1	(82.8)	(4.4)

Total benefits and expenses	2,471.5	2,606.0	2,653.7	(134.5)	(47.7)

Income (loss) before income taxes, minority interest and equity in earnings of affiliates	137.4	137.2	(20.2)	0.2	157.4
Applicable income taxes (benefit)	27.7	40.5	(18.3)	(12.8)	58.8

Income (loss) from continuing operations before minority interest and equity in earnings of affiliates	109.7	96.7	(1.9)	13.0	98.6
Minority interest in net income of consolidated subsidiaries	(0.6)	—	(0.4)	(0.6)	0.4
Equity in undistributed earnings (loss) of affiliates	—	(10.4)	(1.8)	10.4	(8.6)

Income (loss) from continuing operations	109.1	86.3	(4.1)	22.8	90.4
Income (loss) from discontinued operations	(0.7)	0.1	(2.1)	(0.8)	2.2

Net income (loss)	$108.4	$86.4	$(6.2)	$22.0	$92.6

Earnings (loss) per share:
Basic	$1.14	$0.91	$(0.07)	$0.23	$0.98

Diluted	$1.06	$0.86	$(0.07)	$0.20	$0.93

Weighted-average common shares outstanding (in millions)	95.0	94.7	94.2	0.3	0.5

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	102.4	100.8	94.2	1.6	6.6

Executive Overview and Outlook
Full year 2005 net income of $108.4 million, or $1.06 per diluted share, increased 25% over 2004 net income of $86.4 million, or $0.86 per diluted share, which was substantially improved from the 2003 net loss of $6.2 million, or $0.07 per diluted share. The increase for 2005 was the result of 35% growth in Life and Annuity pre-tax operating earnings and a lower effective tax rate, partially offset by lower earnings in Asset Management and Venture Capital and lower investment gains. Full year 2005 net income included a $35.1 million gain on the settlement of our HRH stock purchase contracts in November, a $9.0 million loss on the sale of certain venture capital partnerships, a $7.0 million loss on the sale of our equity investment in Aberdeen and $12.4 million of restructuring charges, principally related to restructuring of our asset management operations and completion of our outsourcing of information technology infrastructure to Electronic Data Systems, or EDS. Finally, full year 2005 results include $1.3 million in realized gains related to CDOs consolidated by us under FIN 46(R), compared to realized losses of $12.9 million in 2004.
The 2004 increase in net income was the result of higher pre-tax operating earnings from Life and Annuity, which grew by 44%, higher Asset Management earnings, higher net investment gains and a lower effective tax rate, partially offset by lower Venture Capital segment earnings in 2004 and a higher loss for the Corporate and Other segment in 2004. Full year 2004 net income included a $41.2 million gain on our equity investment in Aberdeen, a $6.4 million charge related to the fourth quarter tender of $144.8 million in surplus notes and restructuring charges of $21.9 million, principally related to severance and other transition costs related to the sale of our life and annuity retail affiliated distribution operations and the outsourcing of our information technology infrastructure to EDS. Full year 2003 net income includes a $55.0 million charge for the impairment of our equity investment in Aberdeen and restructuring charges of $8.5 million principally related to employee severance costs. Finally, full year 2004 results include $12.9 million in realized losses related to CDOs consolidated by us under FIN 46(R), compared to realized losses of $2.4 million for 2003.
Total segment income for 2005 of $101.7 million, or $0.99 per diluted share, grew 26% over 2004 total segment income of $80.6 million, or $0.80 per diluted share, which was substantially improved from 2003 total segment income of $57.3 million, or $0.59 per diluted share. The 2005 increase was driven by higher Life and Annuity earnings offset by lower Asset Management and Venture Capital earnings and a higher loss for Corporate and Other in 2005. The increase in total segment income for full year 2004 was the result of higher earnings in the Life and Annuity and Asset Management segments, partially offset by lower Venture Capital earnings and a higher Corporate and Other segment loss in 2004. See Note 2 to our consolidated financial statements in this Form 10-K and “Results of Operations by Segment” below for a discussion of our segment reporting.
Life and Annuity pre-tax segment income was $192.5 million in 2005, compared to $142.8 million in 2004 and $99.4 million in 2003. The life insurance business had pre-tax income of $180.5 million in 2005 compared to $130.1 million in 2004 and $100.5 million in 2003, while the annuity business had pre-tax income of $12.0 million in 2005 compared to $12.7 million in 2004 and a loss of $1.1 million in 2003. Full year improvements for Life and Annuity in 2005 reflect strong investment margins for life and annuity lines and continued favorable mortality and persistency. Life and Annuity benefited from an adjustment, or unlocking, of assumptions primarily related to DAC, which increased pre-tax segment income by $23.8 million for the second quarter. However, this benefit was reduced in the second half of 2005 as a result of higher DAC amortization, particularly for universal life. Even without the DAC unlocking, life and annuity earnings increased by more than 18% over 2004.
Life sales regained momentum in 2005, after declining in 2004 due to the sale of our retail affiliated distribution and our unwillingness to compete aggressively with products that contain no-lapse guarantees. Total life premiums and annualized life premiums were up by 33% and 69%, respectively, over 2004. We continued to benefit from the strength of our distribution relationships that have access to our target market, the value-added services and support we provide as well as our large-case underwriting expertise. We experienced a significant increase in large estate and business planning cases, some of which involved the use of non-recourse premium financing. In the first quarter of 2006 we affirmed our position that we will not accept sales of policies that employ this type of premium financing and do not contain strong evidence of insurance need and an insurable interest. We believe our vigilance in monitoring this activity, along with regulatory developments in this area, may impact sales but expect the overall trend in life sales to remain positive in 2006. Annuity deposits decreased in 2005, reflecting lower-than-anticipated sales from new product introductions, while funds in lower returning discontinued annuity products continued to decline. Private placement life and annuity deposits, which are not included in life sales or annuity deposits, were $820.3 million for 2005, nearly four times the 2004 deposits of $212.7 million.
Full year 2004 earnings improvements in life and annuity reflect the benefits of expense savings, particularly from the sale of our retail affiliated distribution operations, and strong fundamentals including mortality, higher investment margins and persistency. Life insurance and annuity sales and deposits fell short of our expectations in 2004 and were well below 2003 levels. Life insurance sales were lower in 2004 due to our decision to maintain pricing and risk management discipline, particularly relating to the universal life contracts with low-priced no-lapse guarantees that prevailed in the market throughout the year. In addition, sales decreased as anticipated after the sale of our affiliated retail distribution operations to LPL during the second quarter and were slower to rebound than originally projected. The decrease in annuity deposits reflects our strategic decisions in the fall of 2003 to discontinue sales of deferred fixed annuities, and to focus annuity wholesaling on select distribution relationships, as well as the sale of our affiliated retail distribution operations in the second quarter of 2004.
Asset Management pre-tax segment loss was $10.5 million in 2005, compared to pre-tax income of $0.1 million in 2004 and a pre-tax segment loss of $8.7 million in 2003. The 2005 decrease was a result of lower revenues, due to declines in assets under management and lower performance fees and of a $10.6 million intangible asset impairment in the third quarter of 2005, offset by significantly lower expenses. In 2005, we completed the conversion of our asset management operations to a wholly-owned structure, refocused on retail distribution, adding more than 6,000 new producers, and expanded and strengthened our product offerings. These accomplishments put us in a stronger position for earnings growth. The improvement in 2004 results was driven by higher revenues from higher average assets under management and lower general and administrative expenses, partially offset by higher formulaic compensation expense, which is driven by higher investment product fee revenues.
December 31, 2005 assets under management for the Asset Management segment were $37.4 billion compared with $42.9 billion on December 31, 2004. Average assets under management were $41.3 billion as of December 31, 2005, compared to average assets under management of $44.9 billion and $42.9 billion in 2004 and 2003, respectively. Full year 2005 net flows were negative $5.6 billion (inflows of $10.3 billion; outflows of $15.9 billion) compared with negative net flows in 2004 of $6.6 billion (inflows of $6.7 billion; outflows of $13.3 billion), and negative net flows in 2003 of $1.2 billion (inflows of $7.0 billion; outflows of $8.2 billion). The full year 2005 negative net flows were driven by continued redemptions in managed accounts and institutional products, primarily related to certain underperforming equity strategies and the $1.2 billion redemption of the Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, in the third quarter of 2005. Sales increased 55% in 2005, driven by mutual fund sales, which increased 21% due to our emphasis on expanding relationships with advisors, as well as institutional sales, which more than doubled in 2005. The 2004 full year negative net flows were also driven primarily by outflows from certain underperforming equity strategies and by $1.7 billion of fixed income institutional redemptions during the year that were unrelated to performance. Fixed income products performed strongly, with positive net flows for 2004, excluding the institutional outflows noted above. Retail mutual fund sales rose by 12% in 2004, reflecting the strong fixed income and specialty fund performance.
We ended 2005 with a strong financial position. Shareholders’ equity was $2,007.1 million at December 31, 2005 and Phoenix Life’s statutory capital, surplus and AVR grew $68.1 million to $1,096.3 million at December 31, 2005 from $1,028.2 million at December 31, 2004. Phoenix Life’s risk-based capital, or RBC, is well above 350%, and PNX cash was $49.9 million at December 31, 2005. We also took steps to enhance our financial flexibility. In January of 2005, we disposed of our two largest non-strategic assets, Aberdeen and Lombard, which resulted in the receipt of net proceeds of nearly $130.0 million. In 2004 we closed on a tender offer for our 6.95% surplus notes scheduled to mature on December 1, 2006, receiving valid tenders of $144.8 million of notes, and issued $175.0 million of 7.15% surplus notes maturing December 15, 2034. We also entered into a $150.0 million three-year, unsecured senior revolving credit facility in 2004.
Venture Capital had 2005 pre-tax segment income of $14.8 million compared to income of $19.3 million and $36.2 million in 2004 and 2003, respectively. The 2005 results reflected lower portfolio returns in our partnerships, while the 2004 and 2003 results reflected generally favorable private equity market conditions.
Corporate and Other segment pre-tax loss for 2005 of $69.6 million was higher than the 2004 and 2003 losses of $59.1 million and $47.8 million, respectively. The full year 2005 results reflect higher interest expense on indebtedness, primarily from our surplus notes refinance transaction in December 2004 and the promissory notes related to the acquisition of the remaining interest in KAR, plus higher allocated corporate expenses as a result of a change in methodology. The full year 2004 results reflect higher earnings from the Company’s international operations offset by higher regulatory, compliance and corporate information technology costs and lower corporate investment income.
Our 2005 realized investment gains were $34.2 million (before offsets for DAC, policyholder dividend obligation liability and taxes) compared to realized investment losses of $0.8 million and $98.5 million in 2004 and 2003, respectively. After offsets, realized investment gains were $19.8 million in 2005, compared to losses of $7.2 million and $52.9 million in 2004 and 2003 respectively. Impairment losses, before offsets, of $35.3 million continued to decline from $49.5 million and $210.8 million in 2004 and 2003, respectively, as a result of the considerable improvement in credit market conditions since mid-2003. Impairment losses for 2004 include an $11.6 million impairment ($6.7 million after-taxes) related to our investment in an Argentina affiliate, while 2003 impairments include an $89.1 million impairment ($55.0 million after-taxes) of our equity investment in Aberdeen. Transaction gains, before offsets, of $69.5 million for 2005 compare with gains of $48.7 million in 2004 and $112.3 million in 2003. Transaction gains in 2005 include an $86.3 million realized gain on the settlement of HRH stock purchase contracts and a $13.9 million loss on the venture capital transaction. Transaction gains in 2003 included $35.3 million in pre-tax gains from the sale of certain of our equity investments.
2005 vs. 2004
Premium revenue decreased $61.9 million, or 6%, in 2005 from 2004, due primarily to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums. In addition, there were large supplemental contract premiums in 2004 that did not recur in 2005.
Insurance and investment product revenue decreased $20.2 million, or 4%, in 2005 from 2004. Asset Management fees decreased $38.0 million in 2005 due primarily to lower average assets under management. Retail and institutional investment product fees decreased $23.1 million and $12.8 million, respectively, as a result of the decrease in average assets under management. Other investment product fees decreased $1.9 million due to decreased volumes in equity trading by certain investment managers, which resulted in fewer commissions earned. Approximately 52% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management. These decreases were offset by Life and Annuity fees, which increased $23.0 million in 2005. This increase was due primarily to higher universal life fees, primarily cost of insurance fees, variable universal life fees and annuity fees. See the revenue by product discussion that follows for additional details. These increases were partially offset by lower other life revenues (excluding broker-dealer commissions and distribution fees), primarily related to the sale of our retail affiliated broker-dealer operations in May 2004. In addition, Corporate and Other revenues decreased in 2005 due to the sale of certain non-core businesses in 2004.
Broker-dealer commission and distribution fee revenues decreased $28.2 million, or 50%, in 2005 from 2004, due primarily to a revenue decrease of $28.8 million in the Life and Annuity segment in 2005 as a result of the sale of our retail affiliated broker-dealer operations in May 2004. Asset Management broker-dealer commission and distribution fee revenues increased slightly in 2005.

Net investment income increased $26.9 million, or 3%, in 2005 over 2004, due primarily to higher earnings from the Life and Annuity segment of $31.2 million, which were generated from partnership and private equity gains, higher funds on deposit, particularly for universal life and an increased invested asset base.
Net realized investment gains improved $35.0 million, to a gain of $34.2 million in 2005 from a loss of $0.8 million in 2004. This was due primarily to higher transaction-related gains of $20.8 million and lower impairment losses of $14.2 million, primarily related to investments pledged as collateral. Transaction-related gains included a realized gain for HRH stock that was delivered in settlement of the stock purchase contracts and the redemption of the Mistic CBO, offset by the realized loss on the sale of a portion of our venture capital assets.
Total policyholder benefits decreased $85.8 million, or 5%, in 2005 from 2004. Policyholder benefits decreased $45.5 million due primarily to a reduction of in-force policies for traditional life insurance and lower interest credited, particularly for annuities. Dividends decreased $40.3 million in 2005 due primarily to the change in the policyholder dividend obligation liability, which decreased dividend expense by $4.0 million in 2005, the effect of realized gains on the policyholder dividends, which decreased dividend expense by $16.2 million in 2005, and the reduction of the dividend scale in late 2005.
Policy acquisition cost amortization increased $21.9 million, or 20%, in 2005 over 2004, due primarily to an increase of $18.0 million related to the effect of realized gains and higher amortization for universal life and annuities offset by the effects of unlocking. Amortization increased for universal life insurance due to higher insurance margins and growth of in-force policies and increased for annuities due to improved investment margins and higher surrenders.
Intangible asset impairments of $10.6 million in 2005 related to $13.2 million of identified intangible assets for certain investment contracts that had experienced significant outflows.
Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic incentive compensation related to asset management revenue growth and other segment and administrative expenses, decreased $82.8 million, or 15%, in 2005 from 2004. The decrease is due to lower restructuring and non-recurring expenses of $24.5 million, lower Life and Annuity expenses of $21.4 million and lower Asset Management expenses of $35.9 million. The decrease in Life and Annuity expenses is due to lower broker-dealer commissions, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004, partially offset by higher expenses due to business growth and investment in product development. The primary reason for the decrease in Asset Management expenses related to lower incentive compensation expense and lower mandatorily redeemable interest costs due to the acquisition of the outstanding remaining mandatorily redeemable noncontrolling interest in certain subsidiaries during the second and third quarters.
Applicable income taxes decreased $12.8 million, or 32%, in 2005 from 2004, due to additional tax credits earned and tax benefits resulting from the completion of an IRS audit.
2004 vs. 2003
Premium revenue decreased $51.6 million, or 5%, in 2004 from 2003, due primarily to a $51.1 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums. This decline in policies in force reduces reserves, resulting in lower policyholder benefit costs.
Insurance and investment product fees increased $34.0 million, or 7%, in 2004 over 2003 due primarily to a $12.6 million increase in Asset Management fees and a $18.5 million increase in Life and Annuity fees. Asset Management retail and institutional investment product fees, which are asset-based, increased $9.8 million and $6.2 million, respectively, as a result of increased assets under management. These increases were partially offset by lower other investment product fees as a result of decreased volumes in equity trading by certain investment managers, which resulted in lower commissions earned. In 2004, approximately 57% of our management fee revenues were based on assets as of the beginning of a quarter, which causes the trend in fees to lag behind that of assets under management. The increase in Life and Annuity revenues in 2004 was due primarily to higher universal life insurance fees of $14.3 million, principally from cost of insurance fees, and higher annuity fees due primarily to higher fee-based funds on deposit. Corporate and Other fees decreased in 2004 due to the sale of our India software services subsidiary.
Broker-dealer commission and distribution fee revenues decreased $24.6 million, or 30%, in 2004 from 2003, due to the sale of our retail affiliated broker-dealer operations in May 2004. This decrease was partially offset by a modest increase in broker-dealer commissions for Asset Management.
Net investment income decreased $31.7 million, or 3%, in 2004 from 2003, due primarily to lower venture capital earnings, which reflected the effect of less than favorable equity market conditions in 2004 compared to 2003. Mortgage loan income also declined in 2004 compared to 2003, reflecting the continued decline in mortgage loan assets, as the portfolio continues to run-off. Income reflected in the other invested assets category increased in 2004 compared to 2003, benefiting from higher investment income related to two direct equity investments. This increase was partially offset by lower investment income from our debt securities pledged as collateral related to our consolidated CDOs, which decreased $12.1 million from 2003, due primarily to decreased asset levels from paydowns and defaults.
The $85.9 million unrealized gain on trading equity securities in 2004 relates to our investment in Aberdeen. See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for additional information related to our investments in Aberdeen.
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
Policyholder benefits, including dividends, decreased $45.9 million, or 2%, due primarily to lower benefits and changes in policy reserves and policyholder dividends for participating life resulting from a decline in renewal premiums, as discussed above; lower interest credited from reduced crediting rates, principally from universal life; and lower general account funds on deposit for annuities. These decreases were partially offset by a larger increase in the policyholder dividend obligation, higher reserves for annuities and higher benefits for universal life and variable universal life insurance. The increase in universal life and variable universal life benefits was due to a large death claim, for universal life, in the first quarter of 2004 combined with very favorable mortality for both lines of business in 2003.
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
Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to Asset Management revenue growth and other segment and administrative expenses, decreased $4.4 million, or 1%, in 2004 from 2003. The decrease is principally due to a decrease of $55.9 million for Life and Annuity ($48.1 million after elimination of inter-segment expenses), partially offset by increases in management restructuring and early retirement costs of

$22.3 million and surplus notes tender costs of $9.8 million in 2004. Life and Annuity expense decreased due primarily to reductions resulting from the sale of our retail affiliated broker-dealer operations in May 2004 and lower general and administrative and non-deferred expenses from expense reduction initiatives. Asset Management expense increased modestly due to an increase in formulaic compensation expense driven by higher investment management fees partially offset by the impact of expense reduction initiatives. In addition, Corporate and Other operating expenses increased due primarily to higher regulatory compliance and corporate information technology costs.
Income tax expense of $40.5 million in 2004 increased by $58.8 million from a tax benefit of $18.3 million in 2003. This increase is due primarily to the tax effect of the increase to income before continuing operations before minority interest and equity earnings of affiliates.
Effects of Inflation
For the years 2005, 2004 and 2003, inflation did not have a material effect on our consolidated results of operations.
Results of Operations by Segment
We evaluate segment performance on the basis of segment income and the Company’s financial performance based on total segment return on equity. See Note 2 to our consolidated financial statements in this Form 10-K for more information regarding our presentation of segment income. Realized investment gains and losses and certain other items are excluded from our calculation of segment income because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion. Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment. Excess investment income on debt and equity securities pledged as collateral represents investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only. Also, all interest expense is included in the Corporate and Other segment, as are several smaller subsidiaries and investment activities which do not meet the criteria of reportable segments. These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.
The criteria used to identify an item that will be excluded from segment income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a business restructuring or a change in the regulatory requirements, or relates to other unusual circumstances (e.g., non-routine litigation). We include information on other items allocated to our segments in their respective consolidated financial statement footnotes for information only. Items excluded from segment income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Segment income and total segment return on equity are not substitutes for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

Results of Operations by Segment
as Reconciled to Consolidated Net Income:	Year Ended December 31,

($ in millions)	2005	2004	2003

Segment Pre-tax Income (Loss)
Life and annuity segment	$192.5	$142.8	$99.4
Asset management segment	(10.5)	0.1	(8.7)

Operating segment pre-tax income	182.0	142.9	90.7
Venture capital segment	14.8	19.3	36.2
Corporate and other segment:
Interest expense on indebtedness	(46.6)	(40.8)	(39.6)
Other	(23.0)	(18.3)	(8.2)

Total segment income before income taxes	127.2	103.1	79.1
Applicable income taxes	25.5	22.5	21.8

Total segment income	101.7	80.6	57.3
Items excluded from total segment income:(1)
Income (loss) from discontinued operations	(0.7)	0.1	(2.1)
Net realized investment gains (losses), net of income taxes and other offsets	19.8	(7.2)	0.8
Unrealized gains (losses) on equity investment in Aberdeen	—	55.9	(55.0)
Share of Aberdeen extraordinary charge for FSA settlement	—	(14.7)	—
Restructuring and early retirement costs, net of income taxes	(12.4)	(21.9)	(8.5)
Surplus notes tender costs	—	(6.4)	—
Other income, net of income taxes	—	—	1.3

Net income (loss)	$108.4	$86.4	$(6.2)

(1)	For information regarding the allocation of these items to each segment, see the segment discussions below.
We evaluate the Company’s financial performance based, in part, on total segment return on equity, calculated as total segment income as a percentage of average adjusted stockholders’ equity(1). We believe this ratio measures the return management is generating on shareholder investment and the efficiency of the Company’s use of its assets and resources.

Total Segment Return on Equity: ($ in millions)	2005	2004	2003	2002

Stockholders’ equity, end of year	$2,007.1	$2,022.4	$1,947.8	$1,826.8
Adjustments for:
Accumulated other comprehensive (income) loss	59.0	(58.0)	(63.7)	71.5
Accumulated realized losses in retained earnings related to consolidated collateralized obligation trusts	52.8	54.1	41.2	38.8
Stockholders’ equity attributed to discontinued operations	(20.8)	(23.0)	(28.2)	(30.4)

Adjusted stockholders’ equity, end of year	$2,098.1	$1,995.5	$1,897.1	$1,906.7

Average adjusted stockholders’ equity(1)	$2,028.6	$1,927.6	$1,886.5

Total segment income	$101.7	$80.6	$57.3

Total segment return on equity	5.0%	4.2%	3.0%

(1)	The average adjusted stockholders’ equity represents the 12-month average of the average monthly adjusted stockholders’ equity, where monthly adjusted stockholders’ equity is defined as the average of the total equity at the beginning and end of each month adjusted for accumulated other comprehensive income, accumulated realized losses in retained earnings related to collateralized obligation trusts consolidated under FIN 46(R) and equity attributed to discontinued operations. We adjust shareholders’ equity for these items because they are not related to segment operations and financial results and, therefore, inclusion of these items would not provide meaningful comparisons with other periods.

Segment Allocations
We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used a 300% risk-based capital ratio for allocations in 2002 through 2005. Capital within our Life Companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.
Life and Annuity Segment

Summary Life and Annuity
Financial Data:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Results of Operations
Premiums	$928.7	$990.6	$1,042.2	$(61.9)	$(51.6)
Insurance and investment product fees	319.9	296.9	278.4	23.0	18.5
Broker-dealer commission and distribution fee revenues	—	28.8	54.6	(28.8)	(25.8)
Net investment income	1,027.7	996.5	993.2	31.2	3.3

Total segment revenues	2,276.3	2,312.8	2,368.4	(36.5)	(55.6)

Policy benefits, including policyholder dividends	1,746.1	1,814.8	1,869.9	(68.7)	(55.1)
Policy acquisition cost amortization	114.5	110.6	98.2	3.9	12.4
Other operating expenses	223.2	244.6	300.5	(21.4)	(55.9)

Total segment benefits and expenses	2,083.8	2,170.0	2,268.6	(86.2)	(98.6)

Segment income before income taxes and minority interest	192.5	142.8	99.8	49.7	43.0
Allocated income taxes	51.3	36.4	31.1	14.9	5.3

Segment income before minority interest	141.2	106.4	68.7	34.8	37.7
Minority interest in net income of consolidated subsidiaries	—	—	0.4	—	(0.4)

Segment income	141.2	106.4	68.3	34.8	38.1
Net realized investment losses, net of income taxes and other offsets	22.7	(2.5)	(4.7)	25.2	2.2
Deferred policy acquisition cost adjustment, net of income taxes	—	—	(1.3)	—	1.3
Other adjustments, net of income taxes	(0.1)	(7.3)	—	7.2	(7.3)

Segment net income	$163.8	$96.6	$62.3	$67.2	$34.3

2005 vs. 2004
Premium revenue decreased $61.9 million, or 6%, in 2005 from 2004, due primarily to lower premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums.
Insurance and investment product fee revenues increased $23.0 million, or 8%, in 2005 over 2004, due primarily to higher universal life fees, variable universal life fees and annuity fees. See the product revenue discussion below for additional details. These increases were partially offset by lower other life revenues (excluding broker-dealer commissions and distribution fees), primarily related to the sale of our retail affiliated broker-dealer operations in May 2004.

As a result of the sale of our affiliated broker-dealer operations in May 2004, there were no broker-dealer commissions and distribution fees in 2005.
Investment income increased $31.2 million, or 3%, in 2005 over 2004, due primarily to higher partnership gains and prepayment fees plus higher investment earnings for universal life insurance, from higher funds on deposit and for annuities, from the extension of asset durations and higher interest rates. These increases were particularly offset by lower earnings from the impact of reinvesting bond maturities at lower interest rates.
Policy benefits and dividends decreased $68.7 million, or 4%, in 2005 from 2004. Dividends decreased $24.1 million and policy benefits and changes in reserves decreased $44.6 million in 2005 from 2004. Dividends decreased in 2005 due primarily to the change in the policyholder dividend obligation, which lowered dividend expense $4.0 million in 2005 compared to 2004 and the reduction in the dividend scale in late 2005. Benefits and changes in reserves decreased in 2005 due primarily to a reduction of in-force policies for traditional life insurance and lower interest credited, particularly for annuities.
Policy acquisition cost amortization increased $3.9 million, or 4%, in 2005 over 2004, due primarily to higher amortization for universal life and annuities offset by the effects of unlocking. Amortization increased for universal life insurance due to higher insurance margins and growth of in-force policies and increased for annuities due to improved investment margins and higher surrenders.
Life and Annuity segment income benefited from a second quarter unlocking of assumptions primarily related to DAC. The unlocking reflected favorable mortality experience, offset by interest rate and spread adjustments for annuities. The effects of the unlocking decreased insurance product fee revenues by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million for a net increase in pre-tax segment income of $23.8 million through the second quarter of 2005. However, this initial increase was partially offset by a resulting increase in DAC amortization of $5.8 million during the latter half of the year.
Other operating expenses, which include non-deferrable policy acquisition costs, general and administrative costs and, in 2004, broker-dealer commissions and operating expenses related to our retail affiliated broker-dealer operations, decreased $21.4 million, or 9%, in 2005 from 2004. The decrease was due to lower broker-dealer commissions, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004, partially offset by higher expenses due to business growth and investment in product development.
Allocated income taxes increased $14.9 million, or 41%, in 2005 over 2004, due primarily to higher pre-tax income offset by additional tax credits earned and tax benefits resulting from the completion of an IRS audit.
2004 vs. 2003
Premium revenue decreased $51.6 million, or 5%, in 2004 from 2003, due primarily to a $51.0 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums. This decline in policies in force results in a reduction of reserves, thereby lowering policyholder benefit costs.
Insurance and investment product fees increased $18.5 million, or 7%, in 2004 over 2003, due primarily to higher universal life insurance fees of $14.3 million, principally from cost of insurance fees and higher annuity fees due primarily to higher fee-based funds on deposit.
Broker-dealer commission and distribution fee revenues decreased $25.8 million, or 47%, in 2004 from 2003, due to the sale of our retail affiliated broker-dealer operations in May 2004.

Policy benefits and dividends decreased $55.1 million, or 3%, in 2004 from 2003, due primarily to lower benefits and changes in policy reserves and policyholder dividends for participating life from a decline in renewal premiums, as discussed above; lower interest credited from reduced crediting rates principally from universal life; and lower general account funds on deposit for annuities. These decreases were partially offset by higher reserves for annuities and higher benefits for universal life and variable universal life insurance, as well as a larger increase in the policyholder dividend obligation. The increase in universal life and variable universal life benefits was due to a large death claim, for universal life, in the first quarter of 2004 combined with very favorable mortality for both lines of business in 2003.
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

Annuity Funds on Deposit:	Year Ended December 31,

($ in millions)	2005	2004	2003

Deposits	$1,113.5	$671.2	$1,428.3
Performance and interest credited	545.8	628.2	895.2
Fees	(63.0)	(59.8)	(57.7)
Benefits and surrenders	(1,261.1)	(884.7)	(937.0)

Change in funds on deposit	335.2	354.9	1,328.8
Funds on deposit, beginning of period	7,702.9	7,348.0	6,019.2

Annuity funds on deposit, end of period	$8,038.1	$7,702.9	$7,348.0

Variable Universal Life Funds on Deposit:	Year Ended December 31,

($ in millions)	2005	2004	2003

Deposits	$217.9	$245.5	$353.4
Performance and interest credited	141.5	170.0	262.7
Fees and cost of insurance	(104.9)	(103.4)	(106.2)
Benefits and surrenders	(97.8)	(77.6)	(70.8)

Change in funds on deposit	156.7	234.5	439.1
Funds on deposit, beginning of period	1,943.1	1,708.6	1,269.5

Variable universal life funds on deposit, end of period	$2,099.8	$1,943.1	$1,708.6

Universal Life Funds on Deposit:	Year Ended December 31,

($ in millions)	2005	2004	2003

Deposits	$297.8	$229.4	$217.8
Interest credited	78.7	74.6	78.0
Fees and cost of insurance	(136.7)	(114.2)	(103.8)
Benefits and surrenders	(116.4)	(143.1)	(138.0)

Change in funds on deposit	123.4	46.7	54.0
Funds on deposit, beginning of period	1,610.7	1,564.0	1,510.0

Universal life funds on deposit, end of period	$1,734.1	$1,610.7	$1,564.0

2005 vs. 2004
Annuity funds on deposit increased $335.2 million in 2005 compared to an increase of $354.9 million in 2004, with higher deposits offset by higher surrenders and lower relative performance in 2005. Included in deposits are large private placement deposits in the first and fourth quarters of 2005.
Variable universal life and universal life funds increased by $280.1 million in 2005 compared to an increase of $281.2 million in 2004. This $1.1 million decrease in the change in funds on deposits is comprised of a decrease in the variable universal change in funds of $77.8 million due primarily to lower deposits, higher surrenders and lower relative performance, offset by an increase in universal life change in funds of $76.7 million, principally from higher deposits and lower surrenders partially offset by higher cost of insurance charges.
2004 vs. 2003
Annuity, variable universal life and universal life funds on deposit experienced growth in 2004 as a result of positive net flows for variable universal life and universal life blocks and the effects of favorable equity markets on variable annuity and variable universal life funds on deposit.
Life insurance and annuity sales and deposits fell short of our expectations in 2004 and were well below 2003 levels. Life insurance sales were lower due to our decision to maintain pricing and risk management discipline, particularly relating to the universal life contracts with low-priced, no-lapse guarantees that prevailed in the market throughout the year. In addition, sales decreased as anticipated after the sale of our affiliated retail distribution operations to LPL during the second quarter and were slower to rebound than originally projected. The decrease in annuity deposits reflects our strategic decisions in the fall of 2003 to discontinue sales of deferred fixed annuities and to focus annuity wholesaling on select distribution relationships, as well as the sale of our affiliated retail distribution operations in the second quarter of 2004.

Life and Annuity Segment Revenues
by Product:	As of December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Variable universal life insurance	$122.6	$117.1	$114.8	$5.5	$2.3
Universal life insurance	239.6	213.4	196.9	26.2	16.5
Other life insurance	0.9	32.9	61.4	(32.0)	(28.5)

Total, non-traditional life insurance	363.1	363.4	373.1	(0.3)	(9.7)
Traditional life insurance	1,675.7	1,721.8	1,780.6	(46.1)	(58.8)

Total, life insurance	2,038.8	2,085.2	2,153.7	(46.4)	(68.5)
Annuities	237.5	227.6	214.7	9.9	12.9

Segment revenues	$2,276.3	$2,312.8	$2,368.4	$(36.5)	$(55.6)

2005 vs. 2004
Variable universal life insurance revenue increased $5.5 million, or 5%, in 2005 over 2004 due primarily to higher cost of insurance fees, slightly improved investment earnings and increased fees due to the unlocking discussed previously.
Universal life insurance revenue increased $26.2 million, or 12%, in 2005 over 2004, due primarily to the higher cost of insurance fees resulting from growth of in-force business and improved investment earnings from higher funds on deposit and strong investment gains. The increase in revenues for 2005 was partially offset by the effect of unlocking on deferred fee income.
Other life insurance revenue decreased $32.0 million in 2005 from 2004, due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004.
Traditional life insurance revenue decreased $46.1 million, or 3%, in 2005 from 2004, due primarily to lower renewal premiums, partially offset by improved investment earnings. Since our demutualization in 2001, we no longer sell participating life insurance policies, which comprise the majority of our traditional life insurance block of business.
Annuity revenue increased $9.9 million, or 4%, in 2005 over 2004, due primarily to higher investment earnings resulting from the extension of asset duration and higher interest rates, higher fees from increased fee-based funds on deposit and modestly higher surrender charges.
2004 vs. 2003
Variable universal life insurance revenue increased $2.3 million, or 2%, in 2004 over 2003, due primarily to higher cost of insurance fees from the growth of in-force business, partially offset by lower fees due to lower premium deposits.
Universal life insurance revenue increased $16.5 million, or 8%, in 2004 over 2003, due primarily to higher cost of insurance fees from the growth of in-force business, higher fees from higher premium deposits and slightly higher investment earnings from higher funds on deposit.
Other life insurance revenue decreased $28.5 million, or 46%, in 2004 from 2003, due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004.
Traditional life insurance revenue decreased $58.8 million, or 3%, in 2004 from 2003, due to lower renewal premiums and net investment income for participating life insurance, partially offset by modest increases for term life, from business growth and a modest increase in investment earnings, primarily related to an old block of corporate-owned life insurance. Since our demutualization in 2001, we no longer sell participating life insurance policies.
Annuity revenue increased $12.9 million, or 6%, in 2004 over 2003, due primarily to higher investment earnings from improved spreads and fees from increased fee-based funds on deposit.

Life and Annuity Segment Income
by Product:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Variable universal life insurance	$69.6	$35.7	$35.0	$33.9	$0.7
Universal life insurance	47.9	34.4	21.7	13.5	12.7
Other life insurance	1.5	1.6	0.2	(0.1)	1.4

Total, non-traditional life insurance	119.0	71.7	56.9	47.3	14.8
Traditional life insurance	61.5	58.4	43.6	3.1	14.8

Total, life insurance	180.5	130.1	100.5	50.4	29.6
Annuities	12.0	12.7	(1.1)	(0.7)	13.8

Segment income before income taxes	$192.5	$142.8	$99.4	$49.7	$43.4

2005 vs. 2004
Variable universal life pre-tax income increased $33.9 million, or 95%, in 2005 over 2004, due primarily to the effects of unlocking, increased revenue and favorable mortality.
Universal life pre-tax income increased $13.5 million, or 39%, in 2005 over 2004, due to improved insurance margins from higher cost of insurance fees offset by slightly higher claims, improved investment earnings and a favorable unlocking adjustment. These increases in pre-tax income were partially offset by higher expenses, net of deferrals and higher DAC amortization from growth of the in-force block, higher margins and, in the second half of 2005, the effects of unlocking.
Traditional life pre-tax income increased $3.1 million, or 5%, in 2005 over 2004, due primarily to improved investment earnings in the open block of participating life insurance, partially offset by the effects of unlocking, lower earnings in term life insurance, from higher non-deferred expenses, and higher claims related to an old block of corporate owned life insurance. The decrease in premium revenues discussed above is largely offset by lower benefits, changes in reserves and dividends to policyholders.
Annuities pre-tax income decreased $0.7 million, or 6%, in 2005 from 2004, due primarily to the effects of unlocking and higher DAC amortization from higher margins and lower persistency. These decreases to pre-tax income were offset by improved investment margins from higher investment earnings and lower interest credited from lower balances subject to guaranteed crediting rates.
In 2005, the effects of unlocking increased pre-tax segment income by $23.8 million through the second quarter, consisting of increases in variable universal life of $28.6 million and universal life of $13.8 million, partially offset by decreases in annuities of $10.7 million and traditional life of $7.9 million. The favorable effect of unlocking was reduced in the second half of 2005 due to higher DAC amortization of $5.8 million, particularly for universal life.
2004 vs. 2003
Variable universal life pre-tax income increased $0.7 million, or 2%, in 2004 over 2003, due primarily to reduced expenses from lower sales and expense reduction initiatives combined with higher revenues, as discussed above. These increases were partially offset by higher benefit costs and slightly higher DAC amortization in 2004.
Universal life pre-tax income increased $12.7 million, or 59%, in 2004 over 2003, due primarily to higher revenues, as discussed above, lower interest credited from reduced crediting rates and lower general and administrative expenses. These increases were partially offset by higher benefit costs resulting from a large death claim in the first quarter of 2004, combined with very favorable mortality in 2003, which did not recur in 2004.

Other pre-tax income increased $1.4 million, or 700%, in 2004 over 2003, due primarily to higher investment earnings, principally from an old block of corporate-owned life insurance, plus a premium received on a bond investment.
Traditional life pre-tax income increased $14.8 million, or 34%, in 2004 over 2003, due primarily to lower general and administrative expenses. Because operating expenses are excluded for the closed block, such operating expense savings inure to the benefit of shareholders. The decrease in revenues, as discussed above, are largely offset by lower benefits, changes in reserves and dividends to policyholders.
Annuity pre-tax income increased to $12.7 million in 2004 from a loss of $1.1 million in 2003, due primarily to higher revenues, as discussed above, lower interest credited from lower general account funds on deposit and reduced expenses from lower sales and expense reduction initiatives, partially offset by higher DAC amortization from higher gross margins, growth in funds on deposit, lower relative performance in 2004 and slightly higher benefit costs.
See Note 3 to our consolidated financial statements in this Form 10-K for more information.
Asset Management Segment

Summary Asset Management
Financial Data:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Results of Operations
Investment product fees	$199.9	$237.9	$225.3	$(38.0)	$12.6
Broker-dealer commission and distribution fee revenues	28.7	28.0	26.8	0.7	1.2
Net investment income	1.6	0.8	0.7	0.8	0.1

Total segment revenues	230.2	266.7	252.8	(36.5)	13.9

Intangible asset amortization	33.2	33.8	33.2	(0.6)	0.6
Intangible asset impairments	10.6	—	—	10.6	—
Other operating expenses	196.9	232.8	228.3	(35.9)	4.5

Total segment expenses	240.7	266.6	261.5	(25.9)	5.1

Segment income (loss) before income taxes	(10.5)	0.1	(8.7)	(10.6)	8.8
Allocated income taxes (benefit)	(4.7)	2.3	(3.3)	(7.0)	5.6

Segment loss	(5.8)	(2.2)	(5.4)	(3.6)	3.2
Net realized investment gains (losses), net of income taxes	(0.3)	1.8	(0.3)	(2.1)	2.1
Restructuring and other costs, net of income taxes	(8.3)	(1.2)	(4.0)	(7.1)	2.8

Segment net loss	$(14.4)	$(1.6)	$(9.7)	$(12.8)	$8.1

Our investment product fee revenues are based on assets under management. Approximately 52% of our investment product fees were based on beginning of quarter assets under management while the remaining 48% were based on end of day balances. End of year and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	As of or for the Year Ended December 31,

($ in millions)	2005	2004	2003

End of year	$37,422.9	$42,908.5	$46,260.5

Average (based on how fees are calculated)	$41,256.9	$44,904.6	$42,900.2

2005 vs. 2004
Investment product fees decreased $38.0 million, or 16%, in 2005 over 2004. This decrease was due primarily to a decrease in average assets under management compared to the prior year. Retail and institutional investment product fees decreased $23.1 million and $12.8 million, respectively, as a result of the decrease in average assets under management. Other investment product fees decreased $1.9 million due to decreased volumes in equity trading by certain investment managers, which resulted in fewer commissions earned. Approximately 52% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management.
Assets under management were $37.4 billion and $42.9 billion, at December 31, 2005 and 2004 respectively. The decrease in assets under management since December 31, 2004 is due primarily to net outflows of $5.6 billion offset, in part, by positive investment performance of $0.2 billion.
Sales of retail products in 2005 were $3.8 billion, consistent with sales in 2004. Redemptions from existing accounts were $8.2 billion, an increase of 13% over 2004. Sales of institutional accounts in 2005 were $6.5 billion, an increase of 127% over 2004. Lost accounts and withdrawals from existing accounts were $7.8 billion, an increase of 28% over 2004. During the third quarter of 2005, one of the collateralized debt obligation trusts we manage, Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, became callable and was liquidated by its bondholders, which contributed approximately $1.2 billion to the increase in withdrawals.
Two of the three collateralized debt obligation trusts that we consolidate became callable in prior years. The third, Mistic, became callable on September 15, 2005 by its bondholders and was liquidated. The remaining assets of the trust, in excess of remaining liabilities, were distributed to the trust’s equity investors, including our life insurance subsidiary, pro rata based upon the amounts originally invested. Liquidation of this trust resulted in a reduction to zero of all of our assets, liabilities and accumulated other comprehensive income associated with this trust, with our life insurance subsidiary’s share of any residual balance recorded to earnings. As a result of this liquidation, Asset Management recorded approximately $2.2 million of additional fee income in 2005.
In the third quarter of 2005, we performed an interim test for impairment on certain definite-lived intangible assets at one of our reporting units as a result of significant outflows of retail assets during that quarter. In addition, a test for impairment of this unit’s goodwill was also deemed necessary. As a result of these tests, we recorded a $10.6 million pre-tax impairment charge against certain definite-lived intangible assets. No impairment of goodwill was recorded.
Other operating expenses decreased $35.9 million, or 15%, in 2005 compared to 2004, due primarily to a decrease of $28.7 million in employment expenses. The decrease in employment expenses was due primarily to a decrease in incentive compensation expense, which was primarily driven by lower investment product fee revenues. General and administrative expenses remained relatively constant in 2005 compared to 2004, with increases in investment research fees being offset by decreases in clearance costs. Mandatorily redeemable interest costs decreased $7.6 million due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.
Allocated income tax benefits increased $7.0 million in 2005 over 2004 primarily as a result of segment losses in 2005 compared to segment income in 2004.
2004 vs. 2003
Investment product fees increased $12.6 million, or 6%, in 2004 over 2003. This increase was due primarily to an increase in average assets under management compared to the prior year. Retail and institutional investment product fees increased $9.8 million and $6.2 million, respectively, as a result of the increase in average assets under management. Other investment product fees decreased $1.7 million due to decreased volumes in equity trading by certain of our clients, which resulted in fewer commissions earned. Approximately 57% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management.
Assets under management were $42.9 billion and $46.3 billion, at December 31, 2004 and 2003 respectively. The decrease in assets under management during 2004 was due primarily to net outflows of $6.6 billion for the year, offset, in part, by positive investment performance of $2.9 billion. Sales of retail products in 2004 were $3.8 billion, which was a decrease of 2% from 2003. The majority of this decline was due to reduced sales of sponsored managed accounts at Seneca and KAR. Redemptions of retail products in 2004 were $7.2 billion, which was an increase of 60% from 2003. This increase was primarily related to the loss of sponsored managed accounts at Seneca. Sales of institutional accounts in 2004 were $2.9 billion, which was an 8% decrease from 2003. Redemptions of institutional accounts in 2004 were $6.0 billion, which was an increase of 67% from 2003.
There were no impairments of goodwill or other intangible assets in 2004 and 2003.
Other operating expenses increased $4.5 million, or 2%, in 2004 compared to 2003, due primarily to an increase in formulaic compensation expense, which was driven by higher investment product fee revenues. Increases in compensation expense were offset, in part, by lower general and administrative expenses, primarily related to a decrease in information technology costs.
Allocated income tax benefits increased $5.6 million in 2004 over 2003 as a result of segment income in 2004 compared to segment losses in 2003 and additional state taxes allocated to the Asset Management segment.
See Note 4 to our consolidated financial statements in this Form 10-K for more information.
Venture Capital Segment
Our venture capital investments are limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We record our investments in venture capital partnerships in accordance with the equity method of accounting. (See Venture Capital Partnerships in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.) Venture capital investments are investments of the general account of Phoenix Life.
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
In October 2005, we entered into an agreement to sell $138.5 million of the venture capital assets, approximately three quarters of the assets in our Venture Capital segment. As of December 31, 2005, approximately 76% of the transaction had closed, and the remaining portion is expected to close by March 31, 2006. As a result of the transaction, the Venture Capital segment will be eliminated effective January 1, 2006, and earnings from the remaining assets will be allocated to the Life and Annuity segment.

Summary Venture Capital Financial Data:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Results of Operations
Net realized gains (losses) on partnership cash and stock distributions	$21.9	$7.4	$4.9	$14.5	$2.5
Net unrealized gains (losses) on partnership investments	(10.6)	13.6	37.1	(24.2)	(23.5)
Partnership operating expenses	3.5	(1.7)	(5.8)	5.2	4.1

Segment pre-tax income (loss)	14.8	19.3	36.2	(4.5)	(16.9)
Applicable income taxes (benefit)	5.2	6.8	12.7	(1.6)	(5.9)

Segment net income (loss)	$9.6	$12.5	$23.5	$(2.9)	$(11.0)

2005 vs. 2004
Net investment income for the year ended December 31, 2005 decreased $4.5 million from December 31, 2004. This decrease is primarily related to the true-up adjustments to partnerships’ audited financial statements from estimated amounts as of December 31, 2004.
2004 vs. 2003
Net investment income decreased $16.9 million in 2004 from 2003, due primarily to less favorable equity market conditions in 2004 as compared to 2003.

Changes in Venture Capital
Segment Investments:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Contributions (dollars invested)	$27.6	$37.7	$31.0	$(10.1)	$6.7
Equity in earnings of partnerships	14.8	19.3	36.2	(4.5)	(16.9)
Distributions	(68.2)	(50.4)	(32.2)	(17.8)	(18.2)
Proceeds from sale of partnership interests and transfer to closed block	(91.5)	—	(52.2)	(91.5)	52.2
Realized loss on sale of partnership interests and transfer to closed block	(13.9)	—	(14.3)	(13.9)	14.3

Change in venture capital investments	(131.2)	6.6	(31.5)	(137.8)	38.1
Venture capital segment investments, beginning of period	202.9	196.3	227.8	6.6	(31.5)

Venture capital segment investments, end of period	$71.7	$202.9	$196.3	$(131.2)	$6.6

2005 vs. 2004
The change in venture capital investments for 2005 decreased $137.8 million from the change for 2004. This change is due primarily to our sale of certain partnership interests in December 2005 and the return of capital distributions received in the Venture Capital segment.
2004 vs, 2003
Venture capital investments for 2004 increased $38.1 million over the change for 2003, due primarily to proceeds from, and realized losses on, the sale of partnership interests and transfer to the closed block in 2003, which reduced the venture capital balance by $66.5 million. This change was partially offset by a decrease in equity in earnings of $16.9 million and higher distributions, which increased $18.2 million over 2003.

See Note 5 to our consolidated financial statements in this Form 10-K for more information regarding our Venture Capital segment.
Corporate and Other Segment

Summary Corporate and Other
Financial Data:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Results of Operations
Corporate investment income	$0.6	$0.4	$4.3	$0.2	$(3.9)
Investment income from collateralized obligations	33.9	40.1	52.2	(6.2)	(12.1)
Interest expense on indebtedness	(46.6)	(40.8)	(39.6)	(5.8)	(1.2)
Interest expense on non-recourse collateralized obligations	(29.4)	(33.6)	(48.9)	4.2	15.3
Corporate expenses	(24.3)	(18.9)	(11.0)	(5.4)	(7.9)
International	1.6	3.7	(1.4)	(2.1)	5.1
Other	(5.4)	(10.0)	(3.4)	4.6	(6.6)

Segment loss, before income taxes	(69.6)	(59.1)	(47.8)	(10.5)	(11.3)
Allocated income tax (benefit)	(26.3)	(22.9)	(18.8)	(3.4)	(4.1)

Segment loss	(43.3)	(36.2)	(29.0)	(7.1)	(7.2)
Net realized investment gains (losses), net of income taxes and other offsets	(2.6)	(6.5)	5.8	3.9	(12.3)
Unrealized gains (losses) on equity investment in Aberdeen	—	55.9	(55.0)	(55.9)	110.9
Share of Aberdeen extraordinary charge for FSA settlement	—	(14.7)	—	14.7	(14.7)
Restructuring and early retirement costs, net of income taxes	(4.0)	(13.4)	(3.2)	9.4	(10.2)
Surplus notes tender costs	—	(6.4)	—	6.4	(6.4)
Other income, net of income taxes	—	—	1.3	—	(1.3)

Segment net loss	$(49.9)	$(21.3)	$(80.1)	$(28.6)	$58.8

2005 vs. 2004
The pre-tax segment loss for Corporate and Other increased $10.5 million, or 18%, in 2005 over 2004, due primarily to higher allocated corporate expenses and higher interest expense on indebtedness from our surplus notes refinancing transaction in December 2004 and our issuance of notes to finance the KAR acquisition. The decrease in interest income on collateralized debt obligations was fully offset by lower interest and administrative expenses on those collateralized debt obligations.
2004 vs. 2003
The pre-tax segment loss for Corporate and Other increased $11.3 million, or 24%, in 2004 over 2003, due primarily to higher corporate expenses, lower investment earnings and higher other costs offset by increased international earnings. The increase in corporate expenses related to incremental regulatory compliance and audit costs associated with Section 404 of The Sarbanes-Oxley Act of 2002 and higher information technology costs. Other costs were higher due primarily to losses in a small group pension run-off block, higher expenses related to the collateralized debt obligations, lower investment earnings and slightly higher employee benefit costs. International income increased due primarily to higher earnings from an Argentine affiliate combined with lower losses from our India software services affiliate, which was sold in 2004.
The decrease in interest income and increase in expenses on collateralized debt obligations were fully offset by lower interest expense on those collateralized debt obligations.

General Account
The invested assets in the Life Companies’ general accounts are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers. Our investment professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.
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
We also measure, manage and monitor market risk associated with our general account investments, both backing insurance liabilities and supporting surplus. This process involves Corporate Portfolio Management and Goodwin, our Hartford-based asset management affiliate. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt and Equity Securities Held in General Account”, for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.
Interest Rate Risk Management
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments. Our insurance liabilities largely comprise dividend-paying individual whole life and universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are mainly exposed to changes in medium-term and long-term U.S. Treasury rates.
We manage interest rate risk as part of our asset-liability management and product development processes. Asset-liability management strategies include the segmentation of investments by product line and the construction of investment portfolios designed to satisfy the projected cash needs of the underlying product liabilities. All asset-liability strategies are approved by the ALCO. We manage the interest rate risk in portfolio segments by modeling and analyzing asset and product liability durations and projected cash flows under a number of interest rate scenarios.
One of the key measures we use to quantify our interest rate exposure is duration, as a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of December 31, 2005, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.
The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the yield curve is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of on-going portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.
To calculate duration, we project asset and liability cash flows and discount them to a net present value using a risk-free market rate increased for credit quality, liquidity and any other relevant specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

We also manage interest rate risk by emphasizing the purchase of securities that feature prepayment restrictions and call protection. Our product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products.
The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income
Financial Instruments:	As of December 31, 2005

($ in millions)		-100 Basis		+100 Basis
	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$301.5	$301.7	$301.5	$301.3
Available-for-sale debt securities	13,404.6	14,017.4	13,404.6	12,792.2
Mortgage loans	128.6	136.3	133.4	130.5

Subtotal	13,834.7	14,455.4	13,839.5	13,224.0
Debt and equity securities pledged as collateral	304.4	315.3	304.4	293.6

Totals	$14,139.1	$14,770.7	$14,143.9	$13,517.6

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

Interest Rate Sensitivity of
Derivatives:	As of December 31, 2005

($ in millions)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Interest rate swaps	$540	8.4	$16.5	$9.8	$3.1
Other	75	2.5	0.8	0.8	1.1

Totals – general account	$615		$17.3	$10.6	$4.2

Non-recourse interest rate swaps held in consolidated CDOs	$210.8	1.4	$25.1	$18.7	$12.8

See Note 9 to our consolidated financial statements in this Form 10-K for more information on derivative instruments.

In 1999, we began selling Retirement Planners Edge, or RPE, a no-load variable annuity. RPE was designed to attract contributions into variable sub-accounts on which we earn mortality and expense fees. However, the bulk of the funds were allocated to guaranteed interest accounts, or GIAs, which offered a 3% guaranteed interest rate. We anticipated the liabilities would be of a short duration and with the low level of interest rates, we were unable to invest funds at a rate that guaranteed a spread that covered commissions and interest credited. In September 2002, we stopped accepting applications for RPE, although existing policyholders have the right to make subsequent cumulative gross deposits up to $1 million per contract.

Annuity Deposit Fund Balances:	As of December 31,

($ in millions)	2005	2004

Policyholder Deposit Funds
Retirement Planners Edge GIAs	$823.4	$1,121.4
Other variable annuity GIAs	730.4	817.7

Variable annuity GIAs	1,553.8	1,939.1
Fixed annuities	1,011.4	1,038.2

Total variable annuity GIAs and fixed annuities	$2,565.2	$2,977.3

The funds in the RPE GIAs decreased by $298.0 million during 2005. We believe most contract holders currently view RPE as an alternative to money market investments.
Because experience showed that the duration of the RPE liabilities is longer than we had previously assumed, beginning in the second quarter of 2004 we extended the duration of the assets. In the third quarter of 2005, we shortened the duration of the asset portfolio in response to increasing short-term yields and to higher lapse rates. The net effect of these changes has been to enhance operating income to the point where this product essentially breaks even.
Credit Risk Management
We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through Goodwin, our Hartford-based asset management affiliate, we employ a staff of experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.
We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment-grade rated issuer exposure.
Equity Risk Management
Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $181.8 million in equity securities on our balance sheet as of December 31, 2005. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $18.2 million as of December 31, 2005.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2005 and 2004, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $82.1 and $125.3 million, respectively. This is our exposure to loss should all of our contractholders have died on either December 31, 2005 or 2004.

Guaranteed Minimum Death Benefit Exposure:	2005	2004

($ in millions)

Net amount at risk on minimum guaranteed death benefits (before reinsurance)	$335.5	$441.1
Net amount at risk reinsured	(253.4)	(317.6)

Net amount at risk on minimum guaranteed death benefits (after reinsurance)	$82.1	$123.5

Weighted-average age of contractholder	63	61

Payments Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoveries:	Year Ended December 31,

($ in millions)	2005	2004	2003

Death claims payments before reinsurance	$3.1	$5.4	$7.7
Reinsurance recoveries	(1.8)	(3.0)	(5.1)

Net death claims payments	$1.3	$2.4	$2.6

We establish a reserve for guaranteed minimum death benefits using a methodology consistent with the AICPA SOP No. 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration Contracts and for Separate Accounts. This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at December 31, 2005 and 2004.

Reserves Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoverables:	As of December 31,

($ in millions)	2005	2004

Statutory reserve	$13.8	$15.0
GAAP reserve	10.7	9.1
Certain annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. We have established a hedging program for managing the risk associated with our new guaranteed minimum accumulation and withdrawal benefit features. As of December 31, 2005, sales of these benefits had not yet created a significant enough exposure to meet our requirement for executing derivative transactions under that hedge program. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees.
The statutory reserves for these totaled $4.4 million and $2.3 million at December 31, 2005 and 2004, respectively. The GAAP reserves totaled $3.8 million and $1.6 million at December 31, 2005 and 2004, respectively.

Interest Rate Sensitivity of Deferred Policy Acquisition Cost Asset
and Guaranteed Minimum Death Benefit Liability:	As of December 31, 2005

($ in millions)	-10%		+10%
	Equity	Carrying	Equity
	Market	Value	Market

Deferred policy acquisition costs (variable annuities)	$263.4	$265.4	$296.4
Deferred policy acquisition costs (variable universal life)	345.8	346.9	347.3
Guaranteed minimum death benefit liability (variable annuities)	13.3	10.7	8.9
See Note 3 to our consolidated financial statements in this Form 10-K for more information regarding DAC.
We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2005. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2005, the projected benefit obligation for our defined benefit plans was in excess of plan assets by $258.4 million. We made payments totaling $27.7 million to the pension plan during 2005, including $5.7 million toward the estimated 2005 contribution and $22.0 million of additional contributions. Due to pending legislation, the amount of funding that will be required in the future is uncertain. However, we expect that our required contributions will be between $35.7 million and $68.9 million through 2010, based on current and proposed legislation. Regardless of the outcome of the pending legislation, we expect our estimated contribution for 2006 to be $1.9 million. See Note 11 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans.
Foreign Currency Exchange Risk Management
Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our consolidated financial statements at December 31, 2005.
Debt and Equity Securities Held in General Account
Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2005, our general account debt securities, with a carrying value of $13,404.6 million, represented 81.7% of total general account investments. Public debt securities represented 77.5% of total debt securities, with the remaining 22.5% represented by private debt securities.
We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts which we sponsor. See Note 8 of our consolidated financial statements in this Form 10-K for additional information on these debt and equity securities pledged as collateral.
Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2005, our total below investment grade securities totaled $984.3 million, or 7.3%, of our total debt security portfolio. Of that amount, $753.0 million, or 5.6%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $231.3 million, or 1.7%, of our total debt security portfolio.
Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, are considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

General Account Debt Securities
at Fair Value:		As of December 31,

($ in millions)		Total Debt		Public Debt		Private Debt
		Securities		Securities		Securities
		(Fair Value)		(Fair Value)		(Fair Value)
SVO	S&P Equivalent
Rating	Designation	2005	2004	2005	2004	2005	2004

1	AAA/ AA/ A	$8,625.0	$8,668.9	$7,089.4	$7,123.2	$1,535.6	$1,545.7
2	BBB	3,795.3	3,733.3	2,487.4	2,493.6	1,307.9	1,239.7

Total investment grade		12,420.3	12,402.2	9,576.8	9,616.8	2,843.5	2,785.4
3	BB	753.0	814.6	647.5	698.6	105.5	116.0
4	B	168.3	150.9	120.8	97.3	47.5	53.6
5	CCC and lower	43.6	68.9	28.0	51.1	15.6	17.8
6	In or near default	19.4	39.7	14.6	36.1	4.8	3.6

Total debt securities		$13,404.6	$13,476.3	$10,387.7	$10,499.9	$3,016.9	$2,976.4

General Account Debt Securities
by Investment Type:	As of December 31, 2005

($ in millions)			Unrealized Gains (Losses)

	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

United States government and agency	$736.8	$699.9	$41.4	$(4.5)	$36.9
State and political subdivision	365.0	344.2	23.0	(2.2)	20.8
Foreign government	333.9	298.8	36.0	(0.9)	35.1
Corporate	7,452.3	7,324.2	219.2	(91.1)	128.1
Mortgage-backed	3,276.0	3,241.2	71.0	(36.2)	34.8
Other asset-backed	1,240.6	1,224.6	25.4	(9.4)	16.0

Total debt securities	$13,404.6	$13,132.9	$416.0	$(144.3)	$271.7

Debt securities outside closed block:
Unrealized gains	$2,704.1	$2,590.9	$113.2	$—	$113.2
Unrealized losses	3,708.5	3,793.6	—	(85.1)	(85.1)

Total outside the closed block	6,412.6	6,384.5	113.2	(85.1)	28.1

Debt securities in closed block:
Unrealized gains	4,607.3	4,304.5	302.8	—	302.8
Unrealized losses	2,384.7	2,443.9	—	(59.2)	(59.2)

Total in the closed block	6,992.0	6,748.4	302.8	(59.2)	243.6

Total debt securities	$13,404.6	$13,132.9	$416.0	$(144.3)	$271.7

Debt Securities by Type and Credit Quality:	As of December 31, 2005

($ in millions)	Investment Grade		Below Investment Grade

	Fair Value	Cost	Fair Value	Cost

United States government and agency	$736.8	$699.9	$—	$—
State and political subdivision	365.0	344.2	—	—
Foreign government	149.5	138.8	184.4	160.0
Corporate	6,789.6	6,658.6	662.7	665.6
Mortgage-backed	3,256.0	3,222.3	20.0	18.9
Other asset-backed	1,123.4	1,110.4	117.2	114.2

Total debt securities	$12,420.3	$12,174.2	$984.3	$958.7

Percentage of total debt securities	92.7%	92.7%	7.3%	7.3%

Investment Grade Debt Securities at Fair Value:	As of December 31, 2005

($ in millions)	Total	AAA/AA/A	BBB

United States government and agency	$736.8	$736.8	$—
State and political subdivision	365.0	351.0	14.0

Foreign government	149.5	42.1	107.4
Corporate	6,789.6	3,565.7	3,223.9
Mortgage-backed	3,256.0	3,076.1	179.9
Other asset-backed	1,123.4	853.3	270.1

Total debt securities	$12,420.3	$8,625.0	$3,795.3

Percentage of total debt securities	92.7%	64.4%	28.3%

Below Investment Grade
Debt Securities at Fair Value:	As of December 31, 2005

($ in millions)				CC or	In or Near
	Total	BB	B	Lower	Default

Foreign government	$184.4	$184.4	$—	$—	$—
Corporate	662.7	519.0	119.8	15.5	8.4
Mortgage-backed	20.0	19.8	—	0.2	—
Other asset-backed	117.2	29.8	48.5	27.9	11.0

Total debt securities	$984.3	$753.0	$168.3	$43.6	$19.4

Percentage of total debt securities	7.3%	5.6%	1.3%	0.3%	0.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2005 in our debt securities portfolio are banking (6.1%), insurance (4.0%), diversified financial services (3.6%), electrical utilities (3.1%), and other foreign government (2.4%).

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

Sources of Realized Investment Gains (Losses):	Year Ended December 31,

($ in millions)	2005	2004	2003

Debt security impairments	$(31.2)	$(15.5)	$(76.1)
Equity security impairments	(2.1)	(1.5)	(4.3)
Mortgage loan impairments	(0.8)	—	(4.1)
Venture capital partnership impairments	—	—	(4.6)
Affiliate equity security impairments	—	(12.6)	(96.9)
Other invested asset impairments	—	(3.3)	(16.5)
Debt and equity securities pledged as collateral impairments	(1.2)	(16.6)	(8.3)

Impairment losses	(35.3)	(49.5)	(210.8)

Debt security transaction gains	19.2	39.0	93.7
Debt security transaction losses	(37.2)	(10.6)	(29.0)
Equity security transaction gains	5.8	17.7	51.9
Equity security transaction losses	(2.9)	(3.1)	(9.6)
Mortgage loan transaction gains (losses)	—	0.2	(1.3)
Venture capital partnership transaction losses	(13.9)	—	(9.7)
Affiliate equity security transaction gains	14.4	—	—
Affiliate equity security transaction losses	(10.7)	—	—
HRH gain	86.3	—	6.9
Other invested asset transaction gains	8.4	5.5	9.4
Other invested asset transaction losses	(1.8)	—	—
Real estate transaction gains	8.9	—	—
Real estate transaction losses	(9.5)	—	—
Debt and equity securities pledged as collateral gains	3.0	—	—
Debt and equity securities pledged as collateral losses	(0.5)	—	—

Net transaction gains	69.5	48.7	112.3

Net realized investment gains (losses)	$34.2	$(0.8)	$(98.5)

Net realized investment gains (losses)	$34.2	$(0.8)	$(98.5)

Applicable closed block policyholder dividend obligation (reduction)	(12.4)	3.7	(5.9)
Applicable deferred policy acquisition costs (benefit)	17.6	(0.4)	(4.1)
Applicable deferred income tax expense (benefit)	9.2	3.1	(35.6)

Offsets to realized investment losses	14.4	6.4	(45.6)

Net realized investment gains (losses) included in net income	$19.8	$(7.2)	$(52.9)

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts are $0.0 million, $3.7 million and $5.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Impairment losses decreased from $49.5 million in 2004 to $35.3 million in 2005. Affiliate transaction gains and losses for the year ended December 31, 2005 include a $14.4 million gain on the sale of our equity investment in Lombard and a $10.7 million realized loss on the sale of our equity investment in Aberdeen. Transaction gains of $69.5 million for the year ended December 31, 2005 are significantly higher than the $48.7 million on December 31, 2004. Transaction gains in 2005 include a $86.3 million realized gain on the HRH stock purchase transaction and a $13.9 million loss on the venture capital transaction. Results in 2005 are substantially lower than the $112.3 million in 2003, which included the realized gains on the sale of certain of our debt and equity investments. See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for additional information.

Gross and Net Unrealized
Gains (Losses):	As of December 31, 2005

($ in millions)	Total		Outside Closed Block		Closed Block

	Gains	Losses	Gains	Losses	Gains	Losses

Debt Securities
Unrealized gains (losses)	$416.0	$(144.3)	$113.2	$(85.1)	$302.8	$(59.2)

Applicable policyholder dividend obligation (reduction)	302.8	(59.2)	—	—	302.8	(59.2)
Applicable deferred policy acquisition costs (benefit)	68.3	(50.7)	68.3	(50.7)	—	—
Applicable deferred income taxes (benefit)	15.7	(12.1)	15.7	(12.1)	—	—

Offsets to net unrealized gains (losses)	386.8	(122.0)	84.0	(62.8)	302.8	(59.2)

Unrealized gains (losses) after offsets	$29.2	$(22.3)	$29.2	$(22.3)	$—	$—

Net unrealized gains after offsets	$6.9		$6.9		$—

Equity Securities
Unrealized gains (losses)	$22.2	$(2.0)	$7.5	$(0.7)	$14.7	$(1.3)

Applicable policyholder dividend obligation (reduction)	14.7	(1.3)	—	—	14.7	(1.3)
Applicable deferred income taxes (benefit)	2.6	(0.2)	2.6	(0.2)	—	—

Offsets to net unrealized gains (losses)	17.3	(1.5)	2.6	(0.2)	14.7	(1.3)

Unrealized gains (losses) after offsets	$4.9	$(0.5)	$4.9	$(0.5)	$—	$—

Net unrealized gains after offsets	$4.4		$4.4		$—

Total net unrealized gains on debt and equity securities were $291.9 million (unrealized gains of $438.2 less unrealized losses of $146.3). Of that net amount, $34.9 million was outside the closed block ($11.3 million after applicable DAC and deferred income taxes) and $257.0 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).
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

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of December 31, 2005. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our consolidated financial statements in this Form 10-K for more information regarding the closed block. Applicable DAC and deferred income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2005

($ in millions)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months

Debt Securities Outside Closed Block
Total fair value	$3,708.5	$2,182.7	$447.5	$1,078.3
Total amortized cost	3,793.6	2,221.6	461.4	1,110.6

Unrealized losses	$(85.1)	$(38.9)	$(13.9)	$(32.3)

Unrealized losses after offsets	$(22.3)	$(11.6)	$(3.5)	$(7.2)

Unrealized losses over 20% of cost	$(4.3)	$(3.6)	$—	$(0.7)

Unrealized losses over 20% of cost after offsets	$(1.1)	$(1.1)	$—	$—

Investment grade:
Unrealized losses	$(71.0)	$(35.1)	$(9.1)	$(26.8)

Unrealized losses after offsets	$(18.3)	$(10.2)	$(2.4)	$(5.7)

Unrealized losses over 20% of cost	$(1.8)	$(1.8)	$—	$—

Unrealized losses over 20% of cost after offsets	$(0.4)	$(0.4)	$—	$—

Below investment grade:
Unrealized losses	$(14.1)	$(3.8)	$(4.8)	$(5.5)

Unrealized losses after offsets	$(4.0)	$(1.4)	$(1.1)	$(1.5)

Unrealized losses over 20% of cost	$(2.5)	$(1.8)	$—	$(0.7)

Unrealized losses over 20% of cost after offsets	$(0.7)	$(0.7)	$—	$—

Equity Securities Outside Closed Block
Unrealized losses	$(0.7)	$(0.7)	$—	$—

Unrealized losses after offsets	$(0.5)	$(0.5)	$—	$—

Unrealized losses over 20% of cost	$(0.2)	$(0.2)	$—	$—

Unrealized losses over 20% of cost after offsets	$(0.1)	$(0.1)	$—	$—

For debt securities outside of the closed block with gross unrealized losses, 82.1% of the unrealized losses after offsets pertain to investment grade securities and 17.9% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2005.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2005

($ in millions)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months

Debt Securities Inside Closed Block
Total fair value	$2,384.6	$1,932.5	$112.2	$339.9
Total amortized cost	2,443.8	1,970.5	117.1	356.2

Unrealized losses	$(59.2)	$(38.0)	$(4.9)	$(16.3)

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(0.4)	$—	$—	$(0.4)

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(51.5)	$(35.0)	$(2.4)	$(14.1)

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$—	$—	$—	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(7.7)	$(3.0)	$(2.5)	$(2.2)

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(0.4)	$—	$—	$(0.4)

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity Securities Inside Closed Block
Unrealized losses	$(1.3)	$(1.2)	$(0.1)	$—

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(0.4)	$(0.3)	$(0.1)	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 87.0% of the unrealized losses pertain to investment grade securities and 13.0% of the unrealized losses pertain to below investment grade securities at December 31, 2005.
In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Aberdeen Asset Management PLC
As of December 31, 2004 and 2003, we owned 16.5% of the then outstanding shares of Aberdeen, which we sold to third parties on January 14, 2005 for net proceeds of $70.4 million which resulted in a $7.0 million after-tax realized investment loss. We also owned a $27.5 million convertible subordinated note issued by Aberdeen, which was repaid in full on November 19, 2004. These transactions completed our disposition of our direct financial interests in Aberdeen. See Notes 1 and 5 to our consolidated financial statements in this Form 10-K for more information related to our investments in Aberdeen.
Lombard International Assurance S.A.
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
The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Financial Data:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Cash from continuing operations	$440.0	$46.6	$385.2	$393.4	$(338.6)
Cash from (for) discontinued operations	4.4	14.9	(36.5)	(10.5)	51.4
Cash from (for) continuing operations investing activities	886.5	133.9	(1,139.2)	752.6	1,273.1
Cash from (for) discontinued operations investing activities	1.2	6.5	(4.4)	(5.3)	10.9
Cash from (for) financing activities	(1,465.6)	(214.8)	132.3	(1,250.8)	(347.1)
2005 vs. 2004
Cash from continuing operations increased $393.4 million in 2005 over 2004, due to proceeds of $129.7 million from the sale of trading equity securities related to Aberdeen and Lombard and to lower payments for operating expenses, policy benefits and tax refunds of $54.3 million, $357.8 million, and $24.9 million, respectively. These positive operating cash flows were partially offset by a reduction in premiums and product fees collected of $126.9 million, lower investment income received of $29.0 million and higher acquisition expenses of $23.0 million. The reduction in policy benefits paid is due primarily to scheduled withdrawals from a group of large corporate-owned life insurance contracts in 2004 that did not recur at the same level in 2005.
Cash from investing activities increased $752.6 million in 2005 over 2004 due primarily to the dissolution of the Mistic CBO, offset by higher investment purchases in 2005. See Note 8 to our consolidated financial statements in this Form 10-K for additional information on the Mistic CBO.
Cash for financing activities increased $1,250.8 million in 2005 over 2004 due primarily to the dissolution of the Mistic CBO, discussed above, and net withdrawals of policyholder deposit funds.

2004 vs. 2003
Cash from continuing operations decreased $338.6 million, in 2004 from 2003, due primarily to higher benefits paid, which are funded through investing activities. Benefit payments were higher in 2004 due primarily to scheduled surrenders and withdrawals of $184.2 million related to a portion of a group of large corporate-owned policies and higher surrenders for an old run-off block of corporate-owned life insurance and for participating life insurance.
Cash from continuing operations investing activities was $133.9 million for 2004 compared to cash for continuing operations investing activities of $1,139.2 million for 2003. The $1,273.1 million change was due primarily to lower investment purchases resulting from lower cash from operating and financing activities in 2004 and higher cash balances at the beginning of 2003 that were invested during 2003.
Cash from financing activities decreased $347.1 million, in 2004 from 2003, due to reductions in policyholder deposit fund deposits of $416.9 million in 2004 compared to 2003. This decrease was partially offset by net proceeds from borrowings in 2004 of $41.4 million. See Note 6 to our consolidated financial statements in this Form 10-K for more information on financing activities.
The Phoenix Companies, Inc. (parent company only)

Summary Cash Flows:	Year Ended December 31,			Changes

($ in millions)	2005	2004	2003	2005/04	2004/03

Cash from operating activities	$26.0	$61.2	$33.2	$(35.2)	$28.0
Cash for investing activities	(22.3)	(8.0)	(25.7)	(14.3)	17.7
Cash for financing activities	(14.8)	(15.0)	(15.1)	0.2	0.1
2005 vs. 2004
Cash from operating activities decreased $35.2 million in 2005 from 2004 due primarily to a decrease in dividends received from Phoenix Life of $34.5 million.
Cash for investing activities increased $14.3 million in 2005 from 2004 due to increases in capital contributions to subsidiaries.
2004 vs. 2003
Cash from operating activities increased $28.0 million in 2004 over 2003, due primarily to an increase of $25.2 million in the dividend received from Phoenix Life.
Cash for investing activities decreased $17.7 million in 2004 from 2003, due primarily to a decrease in subsidiary purchases and advances to subsidiaries in 2004.
Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from PXP. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid a dividend of $35.1 million during 2005 and is able to pay a dividend of $88.6 million in 2006 under this provision. See Note 15 to our consolidated financial statements in this Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

We sponsor postemployment benefit plans through pension and savings plans and postretirement health care and life insurance for employees of Phoenix Life and PXP. Funding of these obligations is provided by Phoenix Life and PXP on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 11 to our consolidated financial statements in this Form 10-K for additional information.
PXP pays interest to the holding company on its debt from the holding company. The holding company does not expect to receive dividends from PXP in the near term because this subsidiary will likely use a substantial portion of its cash flows from operations to finish paying for additional ownership in its existing wholly-owned subsidiaries and to repay intercompany debt, including debt to the holding company and interest on debt.
On November 22, 2004, we entered into a $150.0 million three-year, unsecured senior revolving credit facility to replace our prior $150.0 million credit facility. Potential borrowers on the credit line are The Phoenix Companies, Inc., PXP and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life and PXP. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. PXP has taken a $25 million draw on this facility at the Eurodollar rate.
The credit facility contains covenants that require us at all times to maintain consolidated stockholders’ equity, in accordance with GAAP, excluding the accounting effects of FIN 46(R), of $1,648.4 million, plus 50% of positive quarterly net income and 100% of equity issuances and a maximum consolidated debt-to-capital ratio of 30% and that limit consolidated indebtedness, subject to certain exceptions, to $750.0 million. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”. Borrowings under the facility are not conditioned on the absence of a material adverse change.
We were in compliance with all of our credit facility covenants at December 31, 2005. We obtained a waiver for our requirement to pay down the bank line with equity issuance proceeds in order to simplify the settlement of our existing equity units on February 16, 2006.
See Note 6 to our consolidated financial statements in this Form 10-K for additional information on financing activities.
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

Additional liquidity to meet cash outflows is available from our Life Companies’ portfolios of liquid assets. These liquid assets include substantial holdings of United States government and agency bonds, short-term investments and marketable debt and equity securities.
Phoenix Life’s current sources of liquidity also include the revolving credit facility under which Phoenix Life has direct borrowing rights, discussed above, subject to our unconditional guarantee. Since the demutualization, Phoenix Life’s access to the cash flows generated by the closed block assets has been restricted to funding the closed block.
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

Annuity Actuarial Reserves and Deposit Liabilities
Withdrawal Characteristics:	As of December 31,

($ in millions)	2005		2004

	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$193.3	3%	$219.2	3%
Subject to discretionary withdrawal without adjustment	1,556.1	23%	1,880.4	25%
Subject to discretionary withdrawal with market value adjustment	774.2	11%	798.3	11%
Subject to discretionary withdrawal at contract value less surrender charge	747.2	11%	823.5	11%
Subject to discretionary withdrawal at market value	3,581.4	52%	3,711.7	50%

Total annuity contract reserves and deposit fund liability	$6,852.2	100%	$7,433.1	100%

(1)	Annuity contract reserves and deposit fund liability amounts are reported on a statutory basis, which more accurately reflects the potential cash outflows and include variable product liabilities. Annuity contract reserves and deposit fund liabilities are monetary amounts that an insurer must have available to provide for future obligations with respect to its annuities and deposit funds. These are liabilities in our financial statements prepared in conformity with statutory accounting practices. These amounts are at least equal to the values available to be withdrawn by policyholders.
Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of our annuity contract reserves and deposit fund liabilities are subject to withdrawals.
Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time. As of December 31, 2005, our Life Companies had approximately $12.0 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2005 were $2.2 billion.
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
On December 15, 2004, we repurchased $144.8 million of the previously $175.0 million outstanding principal amount of our 6.95% surplus notes scheduled to mature in 2006, and recognized a pre-tax loss of $10.4 million in connection with the transaction. To finance the tender, we issued $175.0 million principal of 7.15% surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs.
During 2005, Phoenix Life paid dividends of $35.1 million to The Phoenix Companies, Inc., as Phoenix Life’s sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life’s statutory gain from operations was $106.2 million for the year ended December 31, 2005. The maximum dividend that Phoenix Life can pay in 2006 without prior approval is $88.6 million.
Phoenix Investment Partners, Ltd. (“PXP”)
PXP’s liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. PXP also requires liquidity to fund the costs of payments owed for additional ownership in existing wholly-owned subsidiaries, as well as any potential acquisitions. Historically, PXP’s principal source of liquidity has been cash flow from operations. We expect that cash flow from operations will continue to be its principal source of working capital. Its current sources of liquidity also include a revolving credit facility under which it has direct borrowing rights subject to our unconditional guarantee. We believe that PXP’s current and anticipated sources of liquidity are adequate to meet its present and anticipated needs. See Notes 4 and 6 to our consolidated financial statements in this Form 10-K for further details on our financing activities.

Consolidated Financial Condition

Consolidated Balance Sheet:	As of December 31,

($ in millions)	2005	2004	Change

ASSETS
Available-for-sale debt securities, at fair value	$13,404.6	$13,476.3	$(71.7)
Available-for-sale equity securities, at fair value	181.8	304.3	(122.5)
Trading equity securities	—	87.3	(87.3)
Mortgage loans, at unpaid principal balances	128.6	207.9	(79.3)
Venture capital partnerships, at equity in net assets	145.1	255.3	(110.2)
Policy loans, at unpaid principal balances	2,245.0	2,196.7	48.3
Other investments	310.6	371.8	(61.2)

	16,415.7	16,899.6	(483.9)
Available-for-sale debt and equity securities pledged as collateral, at fair value	304.4	1,278.8	(974.4)

Total investments	16,720.1	18,178.4	(1,458.3)
Cash and cash equivalents	301.5	435.0	(133.5)
Accrued investment income	225.8	222.3	3.5
Receivables	146.9	135.8	11.1
Deferred policy acquisition costs	1,556.0	1,429.9	126.1
Deferred income taxes	56.0	30.7	25.3
Other intangible assets	295.9	308.4	(12.5)
Goodwill	467.7	427.2	40.5
Other assets	224.1	244.6	(20.5)
Separate account assets	7,722.2	6,950.3	771.9

Total assets	$27,716.2	$28,362.6	$(646.4)

LIABILITIES
Policy liabilities and accruals	$13,246.2	$13,132.3	$113.9
Policyholder deposit funds	3,060.7	3,492.4	(431.7)
Stock purchase contracts	—	131.9	(131.9)
Indebtedness	751.9	690.8	61.1
Other liabilities	534.3	546.3	(12.0)
Non-recourse collateralized obligations	389.9	1,355.2	(965.3)
Separate account liabilities	7,722.2	6,950.3	771.9

Total liabilities	25,705.2	26,299.2	(594.0)

MINORITY INTEREST
Minority interest in net assets of consolidated subsidiaries	3.9	41.0	(37.1)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,441.4	2,436.2	5.2
Deferred compensation on restricted stock units	(2.7)	(3.6)	0.9
Accumulated deficit	(193.1)	(285.6)	92.5
Accumulated other comprehensive income (loss)	(59.0)	58.0	(117.0)
Treasury stock	(179.5)	(182.6)	3.1

Total stockholders’ equity	2,007.1	2,022.4	(15.3)

Total liabilities, minority interest and stockholders’ equity	$27,716.2	$28,362.6	$(646.4)

2005 vs. 2004
Available-for-sale debt securities decreased by $71.7 million in 2005 from December 31, 2004, due primarily to an increase in interest rates during 2005.
Equity securities decreased by $122.5 million in 2005 from December 31, 2004, due primarily to disposition of HRH stock and our investment in Lombard, offset by additional investments in various Phoenix Funds. See Note 5 to our consolidated financial statements in this Form 10-K for additional information on equity securities.
Trading equity securities decreased in 2005 as a result of the sale of our investment in Aberdeen.
Mortgage loans decreased $79.3 million in 2005 from December 31, 2004, due to principal paydowns and closings with no new purchases.
Venture capital partnerships decreased by $110.2 million in 2005 from December 31, 2004, due primarily to the sale of certain venture capital partnerships in the fourth quarter of 2005. See Note 5 to our consolidated financial statements in this Form 10-K for additional information on venture capital.
Other investments decreased by $61.2 million in 2005 from December 31, 2004, due primarily to the sale of certain hedge fund assets and lower derivative asset values.
Securities pledged as collateral and the associated non-recourse collateralized obligations decreased $974.4 million and $965.3 million, respectively, in 2005 from December 31, 2004, due to the redemption of the Mistic CBO and partial paydowns of certain of the underlying funds. Minority interest also decreased as a result of the Mistic redemption. See Note 8 to our consolidated financial statements in this Form 10-K for additional information on securities pledged as collateral.
Cash decreased $133.5 million in 2005 from December 31, 2004, due primarily to higher investment purchases, the liquidation of the Mistic CBO and net redemptions for policyholder deposit funds, offset by higher cash from operations.

Composition of Deferred Policy Acquisition Costs by Product:	As of December 31,

($ in millions)	2005	2004	Change

Variable universal life	$353.0	$332.5	$20.5
Universal life	338.4	216.0	122.4
Variable annuities	291.7	275.4	16.3
Fixed annuities	41.3	47.8	(6.5)
Traditional life	531.6	558.2	(26.6)

Total deferred policy acquisition costs	$1,556.0	$1,429.9	$126.1

The increase in DAC reflects growing blocks of funds on deposit for universal life, variable universal life and variable annuities, while the decrease for traditional life reflects the fact that we no longer sell participating life policies.
Goodwill increased $40.5 million in 2005 from December 31, 2004 related principally to the acquisition of the remaining interest in KAR. See Note 4 to our consolidated financial statements in this Form 10-K for additional information on goodwill.
Policyholder deposit funds decreased $431.7 million in 2005 from December 31, 2004, due primarily to net redemptions from fixed annuities and variable annuities with guaranteed minimum crediting rates.

Indebtedness increased $61.1 million in 2005 from December 31, 2004, due primarily to promissory notes of $67.0 million issued in connection with the acquisition of the remaining minority interest in KAR. See Note 6 to our consolidated financial statements in this Form 10-K for additional information.
Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2005

($ in millions)	Total	2006	2007-2008	2009-2010	Thereafter

Contractual Obligations Due
Indebtedness(1)	$751.0	$40.1	$235.9	$—	$475.0
Operating lease obligations	50.9	13.9	21.7	9.8	5.5
Other purchase liabilities (2)(3)	137.3	30.3	73.1	33.9	—

Total fixed contractual obligations	939.2	84.3	330.7	43.7	480.5
Other long-term liabilities (4)	45,213.1	1,923.3	3,067.4	2,949.3	37,273.1

Subtotal	$46,152.3	$2,007.6	$3,398.1	$2,993.0	$37,753.6
Non-recourse collateralized obligations(5)	371.2	—	—	—	371.2

Total contractual obligations	$46,523.5	$2,007.6	$3,398.1	$2,993.0	$38,124.8

Commercial Commitment Expirations
Standby letters of credit(6)	$9.2	$9.2	$—	$—	$—
Other commercial commitments(3)(7)	166.3	64.8	10.4	49.3	41.8

Total commercial commitments	$175.5	$74.0	$10.4	$49.3	$41.8

(1)	Indebtedness amounts include principal only.

(2)	Other purchase liabilities relate to open purchase orders, required pension funding and other contractual obligations.

(3)	Commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.

(4)	Policyholder contractual obligations represent estimated benefit payments, net of reinsurance and offset by expected future deposits and premiums on in-force contracts, from life insurance and annuity contracts issued by our life insurance subsidiaries. Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. Because future obligations anticipate future investment earnings, total policyholder contractual obligations exceed policyholder liabilities on our balance sheet at December 31, 2005.

Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

(5)	Non-recourse obligations are not direct liabilities of ours, as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 8 to our consolidated financial statements in this Form 10-K for additional information.

(6)	Our standby letters of credit automatically renew on an annual basis.

(7)	Other commercial commitments relate to venture capital partnerships ($105.1 million) and private placements ($61.2 million). The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The obligations related to private placements are all due to be funded during 2006.

Commitments Related to Recent Business Combinations
PFG Holdings, Inc. (“PFG”)
In 2003, we acquired the remaining interest in PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $7.0 million during 2006 and 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During each of the two years in the period ended December 31, 2005, we paid $3.0 million under this obligation.
We have accounted for our acquisition of the remaining interest in PFG as a step-purchase acquisition. Accordingly, we recorded a definite-lived intangible asset of $9.8 million related to the PVFP acquired and a related deferred tax liability of $3.4 million. The PVFP intangible asset will be amortized over the remaining estimated life of the underlying insurance in force acquired, estimated to be 40 years. The remaining excess acquisition price of $13.5 million has been assigned to goodwill. We have not presented pro forma information as if PFG had been acquired at the beginning of January 2003, as it is not material to our financial statements. See Note 3 to our consolidated financial statements in this Form 10-K for more information.
Obligations Related to Pension and Postretirement Employee Benefit Plans
We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $28.2 million, $16.5 million and $33.1 million for 2005, 2004 and 2003, respectively.
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

Funded Status of Qualified and Non-Qualified	Employee Plan		Supplemental Plan

Pension Plans:	As of December 31,

($ in millions)	2005	2004	2005	2004

Plan assets, end of year	$422.6	$396.4	$—	$—
Projected benefit obligation, end of year	(523.0)	(499.0)	(158.0)	(134.6)

Plan assets less than projected benefit obligations, end of year	$(100.4)	$(102.6)	$(158.0)	$(134.6)

The increases in the projected benefit obligations of the employee plan and the supplemental plan at December 31, 2005 as compared to December 31, 2004 are principally the result of accrued service cost, interest cost and the effect of a reduction in the discount rate used to calculate the obligation.
We made payments totaling $27.7 million to the pension plan during 2005, including $5.7 million toward the estimated 2005 contribution and $22.0 million of additional contributions. Due to pending legislation, the amount of funding that will be required in the future is uncertain. However, we expect that our required contributions will be between $35.7 million and $68.9 million through 2010, based on current and proposed legislation. Regardless of the outcome of the pending legislation, we expect our estimated contribution for 2006 to be $1.9 million. See Note 11 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $(72.4) million and $(70.3) million as of December 31, 2005 and 2004, respectively.
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
Off-Balance Sheet Arrangements
As of December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 8 to our consolidated financial statements in this Form 10-K for more information on variable interest entities.
Reinsurance
We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.
Statutory Capital and Surplus and Risk-Based Capital
Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,035.8 million at December 31, 2004 to $1,102.0 million at December 31, 2005. The principal factors resulting in this increase were net income and equity appreciation, offset by a dividend of $35.1 million to the parent and net realized losses on the sale of securities.
Section 1322 of New York Insurance Law requires that New York life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York State Insurance Department explicit regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR plus one-half the policyholder dividend liability) does not exceed certain risk-based capital levels. Each of our other life insurance subsidiaries is also subject to these same risk-based capital requirements.
The levels of regulatory action, the trigger point and the corrective actions required are summarized below:

Company Action Level – results when Total Adjusted Capital falls below 200% of Authorized Control Level at which point the company must file a comprehensive plan to the state insurance regulators;

Regulatory Action Level – results when Total Adjusted Capital falls below 150% of Authorized Control Level where in addition to the above, insurance regulators are required to perform an examination or analysis deemed necessary and issue a corrective order specifying corrective actions;

Authorized Control Level – results when Total Adjusted Capital falls below 100% of Authorized Control Level risk-based capital as defined by the NAIC where in addition to the above, the insurance regulators are permitted but not required to place the company under regulatory control; and

Mandatory Control Level – results when Total Adjusted Capital falls below 80% of Authorized Control Level where insurance regulators are required to place the company under regulatory control.
At December 31, 2005, Phoenix Life’s and each of its insurance subsidiaries’ Total Adjusted Capital levels were in excess of 300% of Company Action Level.
See Note 15 to our consolidated financial statements in this Form 10-K regarding the Life Companies’ statutory financial information and regulatory matters.
Net Capital Requirements
Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At December 31, 2005 the largest of these subsidiaries had net capital of approximately $10.0 million, which is $9.4 million in excess of its required minimum net capital of $0.6 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at December 31, 2005 and their respective net capital each exceeded the applicable regulatory minimum.
Related Party Transactions
State Farm currently owns of record more than five percent of our outstanding common stock. During the years ended December 31, 2005 and 2004, our subsidiaries incurred total compensation of $37.6 million and $32.4 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products. During the years ended December 31, 2005 and 2004, we made payments of $37.6 million and $32.7 million, respectively, to State Farm entities for this compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data
The Financial Statements and Supplementary Data required by this item are presented beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Conclusion regarding disclosure controls and procedures
We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Phoenix files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control– Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages F-1 through F-2 below.
Changes in internal control over financial reporting
During the year ended on December 31, 2005, we implemented the Hyperion Financial Management System for consolidation and financial reporting. The implementation of this system is intended to increase operating efficiencies and management believes this system will be an enhancement to the effectiveness of our internal control over financial reporting. During 2005, we also implemented a new valuation system for estimation of policyholder reserves and the amortization of deferred policy acquisition costs. The implementation of this system is intended to increase operating efficiencies and management does not expect it to materially affect the effectiveness of our internal control over financial reporting. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth under Proposal 1 of our definitive proxy statement for the 2006 annual meeting of shareholders, or the 2006 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K and under the following headings: “Corporate Governance,” “Audit Committee Charter” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2006.
DONA D. YOUNG, age 52, has been Chief Executive Officer of PNX and Phoenix Life since January 2003; President and a Director of PNX since 2000; a Director of Phoenix Life since 1998; and President of Phoenix Life since 2000. Before then, she was: Chief Operating Officer from 2001 until 2003; Executive Vice President, Individual Insurance and General Counsel of Phoenix Life from 1994 until 2000; and Senior Vice President and General Counsel of Phoenix Life from 1989 until 1994. Mrs. Young also serves as a director of Wachovia Corporation and Foot Locker, Inc.
DANIEL T. GERACI, age 48, has been Executive Vice President, Asset Management, of PNX and President and Chief Executive Officer of PXP since May 2003. From 2001 until May 2003, he was President and Chief Executive Officer of Pioneer Investment Management USA, Inc. From 1995 to 2001, he held several senior executive positions with Fidelity Investments, including president of Fidelity’s Wealth Management Group. From 1988 through 1995, he was with Midland Walwyn Capital, Inc. (later Merrill Lynch Canada), where he held successive distribution and management positions, including founder and president of its asset management subsidiary, Atlas Asset Management, Inc.
MICHAEL E. HAYLON, age 48, has been Executive Vice President and Chief Financial Officer of PNX and Phoenix Life since January 1, 2004. Before then, he was Executive Vice President and Chief Investment Officer of PNX and of Phoenix Life from 2002 through 2003. He joined Phoenix Life in 1990, as a Vice President, and became Senior Vice President in 1993.
PHILIP K. POLKINGHORN, age 48, has been Executive Vice President, Life and Annuity since March 2004. Before then, he had served since 2001 as a Vice President of Sun Life Financial Company with responsibility for overall management of its annuity business, which it acquired from Keyport Life Insurance Company in 2001. Mr. Polkinghorn served as President of Keyport Life from 1999 until its acquisition by Sun Life. From 1996 to 1999, he served as Chief Marketing Officer for American General.
TRACY L. RICH, age 54, has been Executive Vice President, General Counsel and Assistant Secretary of PNX and Phoenix Life since 2002. Before then, he was Senior Vice President and General Counsel of PNX and Phoenix Life from 2000 to 2002 and Senior Vice President and Deputy General Counsel of Massachusetts Mutual Life Insurance Company from 1996 until 2000.
JAMES D. WEHR, age 48, has been Executive Vice President and Chief Investment Officer since February 2005. Before then, he had been Senior Vice President and Chief Investment Officer of PNX and Phoenix Life since January 1, 2004. Before then, he was Senior Managing Director and Portfolio manager of PXP from 1995 through 2003. He joined Phoenix in 1981 and has held a series of increasingly senior investment positions.

Code of Ethics
We have a code of ethics that is applicable to all of our Company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code (our “Code of Conduct”) may be reviewed on our website at www.PhoenixWealthManagement.com, in the Investor Relations section. The latest amendments to the Code of Conduct will be reflected, together with a description of the nature of any amendments, other than ones that are technical, administrative or non-substantive, on the above website. In the event we ever waive compliance with the code by our principal executive officer, our principal financial officer, or our principal accounting officer, we will disclose the waiver on that website. Copies of our code may also be obtained without charge by sending a request either by mail to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056, or by e-mail to: corporate.secretary@phoenixwm.com.

Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Corporate Governance” and “Compensation of Executive Officers” of the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of the 2006 Proxy Statement.
The information required by Item 201(d) of Regulation S-K follows.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of the end of the Company’s 2005 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(A)	(B)	(C)

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average issue	future issuance under
	issued upon exercise of	price of outstanding	equity compensation
	outstanding options,	options, warrants and	plans, excluding securities
Plan Category	warrants and rights	rights(1)	reflected in column (A)

Equity compensation plans approved by the Company’s shareholders:
• 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan(2)	3,363,903(3)	N/A	2,636,097

Equity compensation plans not approved by the Company’s shareholders:
• Stock Incentive Plan(4)	4,221,172(5)	$14.71	999,394
• Directors Stock Plan(6)	205,500(7)	$16.20	819,343
• Retirement and Transition Agreement(8)	573,477(9)	N/A	—
• Executive Employment Agreement(10)	394,737(9)	N/A	—

Total plans not approved by shareholders	5,394,886	$14.78	1,818,737

Total	8,758,789	$14.78	4,454,834

(1)	Does not take restricted stock units, or RSUs, into account.

(2)	A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as an exhibit to the 2003 Proxy Statement filed by the Company with the SEC on March 21, 2003.

(3)	This figure consists of the shares underlying 584,447 RSUs that vest over time, 2,462,723 RSUs that are subject to performance contingencies and 316,733 RSUs that are subject to no contingencies (but which are not currently convertible). Included in these figures are RSUs granted to Mrs. Young in connection with her Amended and Restated Employment Agreement as described in the Form 8-K filed by the Company on May 18, 2005.

(4)	A copy of the Stock Incentive Plan was filed as an exhibit to the Form S-1 filed by the Company with the SEC on February 9, 2001. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference. Included in these figures are RSUs granted to Mrs. Young in connection with her Amended and Restated Employment Agreement as described in the Form 8-K filed by the Company on May 18, 2005.

Under the Company’s Stock Incentive Plan, the Compensation Committee (or if the committee delegates such authority to the CEO) may grant stock options to officers, employees and insurance agents of the Company and its subsidiaries. The maximum number of shares issuable under the plan with respect to officers, employees and insurance agents of the Company other than Phoenix Investment Partners, Ltd, (including those who are also employees, officers or directors of Phoenix Investment Partners and those individuals who were officers or employees of the Company on April 17, 2000) is the aggregate of 5% (approximately 5.25 million) of the shares outstanding on June 26, 2001 (approximately 105 million shares) reduced by the shares issuable pursuant to options or other awards granted under the Company’s Directors Stock Plan and, with respect to officers and employees of Phoenix Investment Partners (other than those officers, employees or insurance agents described above), 1% (approximately 1.05 million) of the shares outstanding on June 26, 2001. The maximum number of shares which may be subject to award under the plan: prior to June 25, 2003, shall not exceed 75% of the shares available under the plan; prior to June 25, 2004, shall not equal 85% of the shares available under the plan; and prior to June 25, 2005, shall not exceed 100% of the shares available under the plan. During any five-year period, no participant may be granted options in respect of more than 5% of the shares available for issuance under the plan. The Board may terminate or amend (subject, in some cases, to the approval of its shareholders and, prior to June 25, 2006, to the approval of the New York Superintendent of Insurance) the plan, but such termination or amendment may not adversely affect any outstanding stock options without the consent of the affected participant. The plan will continue in effect until it is terminated by the Board or until no more shares are available for issuance.

The exercise price per share subject to an option will be not less than the fair market value of such share on the option’s grant date. Each option will generally become exercisable in equal installments on each of the first three anniversaries of the grant date, except that no option was exercisable prior to June 25, 2003 nor may any option be exercised after the tenth anniversary of its grant date. Options may not be transferred by the grantee, except in the event of death or, if the committee permits, the transfer of non-qualified stock options by gift or domestic relations order to the grantee’s immediate family members. Upon a grantee’s death, any outstanding options previously granted to such grantee will be exercisable by the grantee’s designated beneficiary until the earlier of the expiration of the option or five years following the grantee’s death. If the grantee terminates employment by reason of disability or retirement, any outstanding option will continue to vest as if the grantee’s service had not terminated and the grantee may exercise any vested option until the earlier of five years following termination of employment or the expiration of the option. If the grantee’s employment is terminated for cause, the grantee will forfeit any outstanding options. If the grantee’s employment terminates in connection with a divestiture of a business unit or subsidiary or similar transaction, the committee may provide that all or some outstanding options will continue to become exercisable and may be exercised at any time prior to the earlier of the expiration of the term of the options and the third anniversary of the grantee’s termination of service. If the grantee terminates employment for any other reason, any vested options held by the grantee at the date of termination will remain exercisable for a period of 30 days and any then unvested options will be forfeited.

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

(5)	This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (3,405,136 of which are fully vested and 816,036 of which are subject to vesting with the passage of time).

(6)	A copy of the Directors Stock Plan was filed as an exhibit to the Form S-1 filed by the Company on February 9, 2001. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

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

(7)	This figure consists of the shares, which underlie the options issued, under the Directors Stock Plan.

(8)	A copy of the Retirement and Transition Agreement with Robert W. Fiondella, retired Chairman, was filed as an exhibit to the Form 8-K filed by the Company on October 9, 2002. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement, which is hereby incorporated by reference.

The Company’s Retirement and Transition Agreement with Mr. Fiondella provided for the issuance to him of $8,000,000 worth of RSUs upon his retirement in March 2003. This equated to 573,477 RSUs, based on the closing price of $13.95 on September 27, 2002, the date of measurement. Each unit represents the right to receive one share of Common Stock after June 25, 2006. The agreement expressly prohibits the actual issuance of stock to Mr. Fiondella prior to the fifth anniversary of the effective date of Phoenix Life’s demutualization (i.e., prior to June 25, 2006). The agreement further provides that while Mr. Fiondella holds the RSUs, he will not have any right to transfer, vote or to direct the vote of the related shares of stock. The Company will credit each RSU with an amount equal to cash dividends on the shares of stock underlying the RSUs, or dividend equivalents, and interest thereon, both to be distributed promptly following June 25, 2006.

(9)	This figure consists of the shares which underlie the RSUs issued or issuable pursuant to the related agreement.

(10)	A copy of the Company’s Executive Employment Agreement with Mrs. Young was filed as an exhibit to the Form 8-K filed by the Company as of January 1, 2003. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement.

The Company’s Executive Employment Agreement with Mrs. Young provides for the issuance to her of that number of RSUs equal to the number resulting from dividing $3,000,000 by the closing price of our Common Stock on December 31, 2002 ($7.60) (i.e. 394,737 RSUs). The agreement expressly provides, assuming the RSUs have by then vested, for the issuance of stock to Mrs. Young on the later of: (a) June 26, 2006; or (b) a specified period of time following the termination of her employment with the Company (the period from the grant date of January 1, 2003 to that date being the “Restricted Period”). The agreement further provides that while Mrs. Young holds the RSUs, she will not have any right to transfer, vote or to direct the vote of the underlying shares of stock. The Company will credit each RSU with dividend equivalents and interest thereon, both to be distributed to Mrs. Young at the end of the Restricted Period.

Item 13. Certain Relationships and Related Transactions
The information required by Item 404 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions,” under the section entitled Proposal 1 of the Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the caption entitled “Fees Incurred for Services Performed by PwC,” under the section entitled Proposal 2 of the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

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
3.	Exhibits

i.	The exhibits marked by an asterisk (*) indicate exhibits filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.24 and 10.32 through 10.48 are management contracts or compensatory plans or arrangements.
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
The Phoenix Companies, Inc.
(Registrant)

Dated: March 2, 2006	By: /s/Dona D. Young Dona D. Young Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 2, 2006	By: /s/Michael E. Haylon Michael E. Haylon Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 2, 2006	By: /s/Katherine P. Cody Katherine P. Cody Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 2, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Sal H. Alfiero	/s/John H. Forsgren, Jr.

Sal H. Alfiero, Director	John H. Forsgren, Jr., Director

/s/Martin N. Baily	/s/Ann Maynard Gray

Martin N. Baily, Director	Ann Maynard Gray, Director

/s/Jean S. Blackwell	/s/John E. Haire

Jean S. Blackwell, Director	John E. Haire, Director

/s/Peter C. Browning	/s/Jerry J. Jasinowski

Peter C. Browning, Director	Jerry J. Jasinowski, Director

/s/Arthur P. Byrne	/s/Thomas S. Johnson

Arthur P. Byrne, Director	Thomas S. Johnson, Director

/s/Sanford Cloud, Jr.	/s/Dona D. Young

Sanford Cloud, Jr., Director	Dona D. Young, Chairman

/s/Gordon J. Davis

Gordon J. Davis, Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
 The Phoenix Companies, Inc.:
We have completed integrated audits of The Phoenix Companies, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

To The Board of Directors and Stockholders of
 The Phoenix Companies, Inc.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/PricewaterhouseCoopers LLP
Hartford, Connecticut
February 22, 2006

The Phoenix Companies, Inc.
Consolidated Balance Sheet
($ in millions, except share data)
December 31, 2005 and 2004

	2005	2004

ASSETS:
Available-for-sale debt securities, at fair value	$13,404.6	$13,476.3
Available-for-sale equity securities, at fair value	181.8	304.3
Trading equity securities, at fair value	—	87.3
Mortgage loans, at unpaid principal balances	128.6	207.9
Venture capital partnerships, at equity in net assets	145.1	255.3
Policy loans, at unpaid principal balances	2,245.0	2,196.7
Other investments	310.6	371.8

	16,415.7	16,899.6
Available-for-sale debt and equity securities pledged as collateral, at fair value	304.4	1,278.8

Total investments	16,720.1	18,178.4
Cash and cash equivalents	301.5	435.0
Accrued investment income	225.8	222.3
Receivables	146.9	135.8
Deferred policy acquisition costs	1,556.0	1,429.9
Deferred income taxes	56.0	30.7
Intangible assets	295.9	308.4
Goodwill	467.7	427.2
Other assets	224.1	244.6
Separate account assets	7,722.2	6,950.3

Total assets	$27,716.2	$28,362.6

LIABILITIES:
Policy liabilities and accruals	$13,246.2	$13,132.3
Policyholder deposit funds	3,060.7	3,492.4
Stock purchase contracts	—	131.9
Indebtedness	751.9	690.8
Other liabilities	534.3	546.3
Non-recourse collateralized obligations	389.9	1,355.2
Separate account liabilities	7,722.2	6,950.3

Total liabilities	25,705.2	26,299.2

COMMITMENTS AND CONTINGENCIES (NOTES 16, 17 & 18)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	3.9	41.0

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 106,429,147 and 106,394,959 shares issued	1.1	1.1
Additional paid-in capital	2,440.3	2,435.1
Deferred compensation on restricted stock units	(2.7)	(3.6)
Accumulated deficit	(193.1)	(285.6)
Accumulated other comprehensive income (loss)	(59.0)	58.0
Treasury stock, at cost: 11,313,564 and 11,517,387 shares	(179.5)	(182.6)

Total stockholders’ equity	2,007.1	2,022.4

Total liabilities, minority interest and stockholders’ equity	$27,716.2	$28,362.6

The accompanying notes are an integral part of these financial statements.

The Phoenix Companies, Inc.
Consolidated Statement of Income and Comprehensive Income
($ in millions, except per share data)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004		2003

REVENUES:
Premiums	$928.7	$990.6		$1,042.2
Insurance and investment product fees	514.7	534.9		500.9
Broker-dealer commission and distribution fee revenues	28.7	56.9		81.5
Investment income, net of expenses	1,102.6	1,075.7		1,107.4
Unrealized gain on trading equity securities	—	85.9		—
Net realized investment gains (losses)	34.2	(0.8)		(98.5)

Total revenues	2,608.9	2,743.2		2,633.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,376.7	1,422.2		1,454.0
Policyholder dividends	364.4	404.7		418.8
Policy acquisition cost amortization	132.1	110.2		94.1
Intangible asset amortization	33.8	33.8		33.2
Intangible impairment	10.6	—		—
Interest expense on indebtedness	46.6	40.8		39.6
Interest expense on non-recourse collateralized obligations	29.4	33.6		48.9
Other operating expenses	477.9	560.7		565.1

Total benefits and expenses	2,471.5	2,606.0		2,653.7

Income (loss) from continuing operations before income taxes, minority interest and equity in earnings of affiliates	137.4	137.2		(20.2)
Applicable income tax (benefit) expense	27.7	40.5		(18.3)

Income (loss) from continuing operations before minority interest and equity in earnings of affiliates	109.7	96.7		(1.9)
Minority interest in net income of consolidated subsidiaries	(0.6)	—		(0.4)
Equity in undistributed earnings (losses) of affiliates	—	(10.4)		(1.8)

Income (loss) from continuing operations	109.1	86.3		(4.1)
Income (loss) from discontinued operations	(0.7)	0.1		(2.1)

Net income (loss)	$108.4	$86.4		$(6.2)

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$1.15	$0.9	1	$(0.04)
Earnings (loss) from continuing operations – diluted	$1.06	$0.8	6	$(0.04)
Net earnings (loss) – basic	$1.14	$0.9	1	$(0.07)
Net earnings (loss) – diluted	$1.06	$0.8	6	$(0.07)

Basic weighted-average common shares outstanding (in thousands)	95,045	94,676		94,218
Diluted weighted-average common shares outstanding (in thousands)	102,438	100,775		94,218

COMPREHENSIVE INCOME:
Net income (loss)	$108.4	$86.4		$(6.2)
Other comprehensive income (loss)	(117.0)	(5.7)		135.2

Comprehensive income (loss)	$(8.6)	$80.7		$129.0

The accompanying notes are an integral part of these financial statements.

The Phoenix Companies, Inc.
Consolidated Statement of Cash Flows
($ in millions)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

OPERATING ACTIVITIES:
Premiums collected	$920.6	$993.9	$1,024.9
Insurance and investment product fees collected	547.6	601.2	592.2
Investment income collected	973.1	1,002.1	1,026.2
Proceeds from sale of trading securities	129.7	—	—
Policy benefits paid, excluding policyholder dividends	(1,015.9)	(1,373.7)	(1,017.9)
Policyholder dividends paid	(398.0)	(395.9)	(396.1)
Policy acquisition costs paid	(187.7)	(164.7)	(205.5)
Interest expense on indebtedness paid	(42.3)	(37.3)	(36.5)
Interest expense on collateralized obligations paid	(20.9)	(33.6)	(48.9)
Other operating expenses paid	(491.6)	(545.9)	(559.8)
Income taxes refunded	25.4	0.5	6.6

Cash from continuing operations	440.0	46.6	385.2
Discontinued operations, net	4.4	14.9	(36.5)

Cash from operating activities	444.4	61.5	348.7

INVESTING ACTIVITIES:
Investment purchases (Note 5)	(4,860.1)	(4,163.9)	(5,630.0)
Investment sales, repayments and maturities (Note 5)	4,804.5	4,220.7	4,417.2
Debt and equity securities pledged as collateral purchases	—	(17.2)	(56.9)
Debt and equity securities pledged as collateral sales	956.0	97.0	171.5
Subsidiary purchases	(16.0)	(36.9)	(23.4)
Subsidiary sales	10.7	17.1	—
Premises and equipment additions	(25.9)	(9.3)	(17.6)
Premises and equipment disposals	17.3	26.4	—
Discontinued operations, net	1.2	6.5	(4.4)

Cash from (for) investing activities	887.7	140.4	(1,143.6)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	609.6	917.3	1,334.2
Policyholder deposit fund withdrawals	(1,041.3)	(1,067.6)	(1,087.2)
Other indebtedness proceeds	—	196.6	—
Indebtedness repayments	(9.6)	(155.2)	—
Collateralized obligations repayments	(1,009.1)	(90.8)	(99.6)
Common stock dividends paid	(15.2)	(15.1)	(15.1)

Cash from (for) financing activities	(1,465.6)	(214.8)	132.3

Change in cash and cash equivalents	(133.5)	(12.9)	(662.6)
Cash and cash equivalents, beginning of year	435.0	447.9	1,110.5

Cash and cash equivalents, end of year	$301.5	$435.0	$447.9

Included in cash and cash equivalents above is cash pledged as collateral of $15.2 million, $61.0 million, and $72.0 million at December 31, 2005, 2004 and 2003, respectively.
Included in policy benefits paid for the 2004 period are a group of scheduled surrenders or withdrawals of $184.2 million from a group of large corporate-owned life insurance policies.
The accompanying notes are an integral part of these financial statements.

The Phoenix Companies, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
($ in millions, except share data)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Restricted stock units awarded as compensation (229,408; 213,045; and 863,366 units)	$2.8	$2.6	$6.6
Stock options awarded as compensation (462,457; 566,070; and 572,504 options)	1.9	1.0	0.4
Exercise of stock options (34,170 and 18,542 shares)	0.5	0.2	—

DEFERRED COMPENSATION ON RESTRICTED STOCK UNITS:
Compensation deferred on restricted stock units awarded	(2.0)	(1.9)	(5.0)
Compensation expense recognized – restricted stock units	2.9	1.9	1.4

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income (loss)	108.4	86.4	(6.2)
Common stock dividends declared ($0.16 per share)	(15.2)	(15.1)	(15.1)
Excess of cost over fair value of common shares contributed to employee savings plan	(0.7)	(1.6)	(2.6)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(117.0)	(5.7)	135.2

TREASURY STOCK:
Common shares contributed to employee savings plan (204,844; 412,239 and 399,353 shares)	3.1	6.8	6.3

Change in stockholders’ equity	(15.3)	74.6	121.0
Stockholders’ equity, beginning of year	2,022.4	1,947.8	1,826.8

Stockholders’ equity, end of year	$2,007.1	$2,022.4	$1,947.8

The accompanying notes are an integral part of these financial statements.

The Phoenix Companies, Inc.
Notes to Consolidated Financial Statements
($ in millions, except per share and per unit data)
Years Ended December 31, 2005, 2004 and 2003
1.     Organization and Operations
Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 8. The Phoenix Companies, Inc. is a holding company whose operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners, Ltd., or PXP. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements. We have reclassified certain amounts for 2004 and 2003 to conform with 2005 presentation.
We have prepared these financial statements in accordance with generally accepted accounting principles, or GAAP. In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates and assumptions. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs, or DAC; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Significant accounting policies are presented throughout the notes in italicized type.
Accounting changes
In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt SOP 05-1 on January 1, 2007. We are currently assessing the impact of SOP 05-1 on our consolidated financial position and results of operations.
Share-Based Payment: On December 16, 2004 the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is effective January 1, 2006 and requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002. Accordingly, we do not expect our adoption of SFAS 123(R) to have a material effect on our consolidated financial statements.

Other-Than-Temporary Impairments: FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1, is effective for reporting periods beginning after December 15, 2005. Earlier application is permitted. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, does not have a material effect on our consolidated financial statements.
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
Effective July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150. The effect of our adoption was to reclassify the mandatorily redeemable noncontrolling interests related to our asset management subsidiaries from “minority interest” to “other liabilities” in our consolidated balance sheet. In addition, within our consolidated statement of operations, we reclassified earnings attributed to those interests from the caption “minority interest in net income of subsidiaries” to “other operating expenses”. These changes in presentation were not material to our consolidated financial statements. During 2005, we redeemed the outstanding noncontrolling interests.
Variable Interest Entities: In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46(R) in December 2003, with FIN 46(R) providing additional interpretation as to existing standards on consolidation. FIN 46(R) clarifies the application of standards of consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtained an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46(R) for Special Purpose Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. The effect of our adoption of the foregoing provisions of FIN 46(R) is described further in Note 8. FIN 46(R) requires our application of its provisions to non-SPE variable interest entities for periods ending after March 15, 2004. The adoption of FIN 46(R) for our non-SPE variable interest entities did not have a material effect on our consolidated financial statements.

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for stock-based compensation awarded prior to December 31, 2002, follow:

Pro forma Results Related to Stock-based Compensation
Awarded Prior to December 31, 2002:	Year Ended December 31,

($ amounts in millions)	2005	2004		2003

Net income (loss), as reported	$108.4	$86.4		$(6.2)
Add: Employee stock option compensation expense included in net income (loss), net of applicable income taxes	1.6	0.7		0.4
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(3.9)	(5.2)		(5.0)

Pro forma net income (loss)	$106.1	$81.9		$(10.8)

Basic earnings (loss) per share:
As reported	$1.14	$0.9	1	$(0.07)
Pro forma	$1.12	$0.8	7	$(0.11)
Diluted earnings (loss) per share:
As reported	$1.06	$0.8	6	$(0.07)
Pro forma	$1.04	$0.8	1	$(0.11)
The weighted-average fair values of options granted during 2005, 2004 and 2003 were $3.17, $4.24 and $4.07 per share, respectively, using the Black-Scholes option valuation model.
Valuation and related assumption information used for the options granted include these key variables: weighted-average expected volatility, weighted-average risk-free interest rate and weighted-average common share dividend yield.
See Note 11 to these financial statements for additional information related to stock-based compensation.
Business combinations and dispositions
Kayne Anderson Rudnick Investment Management, LLC
As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR. In 2002 we acquired a 60% equity interest in KAR for $102.4 million. In addition to the initial cost of the purchase, we made a payment of $30.1 million in the first quarter of 2004 based upon growth in management fee revenue for the purchased business through 2003. We had fully accrued for this payment as of December 31, 2003 and allocated it entirely to goodwill. In each of January 2005 and 2004, one member of KAR accelerated their portion of the 15% noncontrolling interest acquisitions, at which time we acquired an additional combined 0.3% of the company. We accrued $11.4 million related to the remaining 4.9% redemption required as of December 31, 2004 and allocated the purchase price to goodwill and definite-lived intangible assets. The two remaining 4.9% noncontrolling interest redemptions were accelerated and were acquired effective September 30, 2005, along with the remaining 25% noncontrolling interest for $77.2 million. Effective September 30, 2005, KAR became a wholly-owned subsidiary of PXP and any previous rights under existing noncontrolling interest agreements became nullified. PXP paid $9.7 million of the additional purchase price in October 2005 and issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder plus deferred interest is due in January 2007. The interest rate on the notes is 4.75%. Related to the initial purchase in 2002, we allocated $0.3 million of the initial purchase price to tangible net assets acquired and $102.1 million to intangible assets ($58.3 million to investment management contracts and $43.8 million to goodwill).

Seneca Capital Management
On May 2, 2005, we completed the acquisition of the minority interest in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%. This effect of this acquisition was not material to our consolidated financial statements.
The mandatorily redeemable noncontrolling interests in our less than wholly-owned asset management subsidiaries were subject to certain agreements, which were executed at the time of the acquisition. Upon acquisition of the remaining outstanding mandatorily redeemable interests, any previous rights under these agreements became nullified. We recorded $77.6 million, $15.2 million and $34.5 million of additional redemption or purchase price in 2005, 2004 and 2003, respectively, related to the redemption of noncontrolling membership interests that existed at the time of acquisition with certain of our majority-owned subsidiaries.
Phoenix National Insurance Company
Effective December 30, 2005, we sold 100% of the common stock held by us in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.
Aberdeen Asset Management, PLC
On January 14, 2005, we closed the sale to third parties of our equity holdings in Aberdeen for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million, in our 2005 consolidated statement of operations. The January 2005 sale of our equity holdings in Aberdeen completed our disposition of our direct financial interests in Aberdeen. On November 19, 2004, we received payment in full of a $27.5 million convertible subordinated note issued by Aberdeen Asset Management PLC, or Aberdeen, a United Kingdom-based asset management company. Concurrently we relinquished our contractual right to one of two Aberdeen board seats we held related to our 16.5% equity interest in Aberdeen, at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen’s operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS 115, Accounting for Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen’s shares as traded on the London Stock Exchange, as compared to our carrying value under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our 2004 income from continuing operations include a $14.7 million after-tax, non-cash charge related to the accounting for our proportionate share of Aberdeen’s December 2004 settlement of alleged misselling activities with the United Kingdom’s Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for Aberdeen from the equity method to the fair value method. See Note 5 to these financial statements for more information on our holdings in Aberdeen.
Lombard International Assurance S.A.
On January 11, 2005, we closed the sale of our interest in Lombard International Assurance S.A., or Lombard, to Friends Provident plc, or Friends Provident, for common shares in Friends Provident valued at $59.0 million as further described in Note 1 to these consolidated financial statements. In connection with our disposition of Lombard, we entered into a total return swap agreement with a third party, which was settled with cash proceeds of $59.0 million on April 1, 2005 in exchange for all of our shares in Friends Provident.

Phoenix Global Solutions (India) Pvt. Ltd.
In July 2004, we sold the stock of Phoenix Global Solutions (India) Pvt. Ltd., our India-based information technology subsidiary, and essentially all of the assets of its United States affiliate, Phoenix Global Solutions, Inc., to Tata Consultancy Services Limited, a division of Tata Sons Ltd. This transaction was not material to our consolidated financial statements.
W.S. Griffith Securities, Inc. and Main Street Management Company
Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/ Private Ledger Financial Services, or LPL. As part of the transaction, advisors affiliated with WS Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. Revenues net of eliminations and direct expenses net of deferrals and certain transaction-related costs included in these consolidated financial statements related to our retail affiliated broker-dealer operations sold during 2004 are as follows:

Revenues and Direct Expenses of
Retail Affiliated Broker-Dealer Operations:	Year Ended December 31,

($ in millions)	2005	2004	2003

Insurance and investment product fee revenues, net of eliminations	$—	$32.0	$60.8
Direct other operating expenses, net of deferrals	$—	$38.7	$72.8
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
Phoenix National Trust Company
In March 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust Company. The effect of this transaction is not material to our consolidated financial statements. Phoenix National Trust Company is included as a discontinued operation in our consolidated financial statements for all periods presented.
Walnut Asset Management LLC and Rutherford Brown & Catherwood, LLC
In March 2004, we acquired the remaining minority interests in Walnut Asset Management LLC and Rutherford Brown & Catherwood, LLC for $2.1 million. This additional purchase price was accounted for as a step-acquisition by PXP and was allocated to goodwill and definite-lived intangible assets, accordingly.
PFG Holdings, Inc. and Capital West Asset Management, LLC
In 2003, we acquired the outstanding minority interests in PFG Holdings, Inc., or PFG, and Capital West Asset Management, LLC, or Capital West. Additional information on these acquisitions can be found in Note 3 and Note 4, respectively, to these consolidated financial statements.

2.  Business Segments
We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth. We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants. We offer a broad range of life insurance, annuity and asset management products through a variety of distributors. These products are managed within two operating segments—Life and Annuity and Asset Management. Through December 31, 2005, we reported our remaining activities in two non-operating segments—Venture Capital and Corporate and Other. Effective January 1, 2006, the Venture Capital segment will be eliminated as further described below.
The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable life, term life and fixed and variable annuities. The Asset Management segment includes retail and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds. We provide more information on the Life and Annuity and Asset Management operating segments in Note 3 and Note 4, respectively, to these consolidated financial statements.
The Venture Capital segment includes our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block. In October 2005, we entered into an agreement to sell approximately three quarters of the assets in our Venture Capital segment. As a result of the transaction, the Venture Capital segment will be eliminated, effective January 1, 2006, and earnings from the remaining assets will be allocated to the Life and Annuity segment. We provide more information on this segment in Note 5 to these consolidated financial statements. The Corporate and Other segment includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments. These include international operations and the run-off of our group pension and guaranteed investment contract businesses.
We evaluate segment performance on the basis of segment income. Realized investment gains and losses and some non-recurring items are excluded because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion. Non-recurring items are also removed from segment after-tax operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income, we believe that segment income is an appropriate measure that represents the earnings attributable to the ongoing operations of the business.
The criteria used to identify an item that will be excluded from segment income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a business restructuring, or a change in regulatory requirements, or relates to other unusual circumstances (e.g., non-routine litigation). We include information on other items allocated to our segments in their respective notes. Items excluded from segment income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Segment income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.
We allocate indebtedness and related interest expense to our Corporate and Other segment. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three years ended December 31, 2005. Capital within our life insurance companies that is unallocated is included in our Corporate and Other segment. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to three consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment. Excess investment income on debt and equity securities pledged as collateral represent investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.

Segment Information on Assets:	As of December 31,

($ in millions)	2005	2004

Segment Assets
Life and annuity segment	$25,868.1	$25,117.0
Asset management segment	825.0	833.9

Operating segment assets	26,693.1	25,950.9
Venture capital segment	71.7	202.9
Corporate and other segment	930.6	2,185.8

Total segment assets	27,695.4	28,339.6
Net assets of discontinued operations (Note 14)	20.8	23.0

Total assets	$27,716.2	$28,362.6

Segment Information on Revenues and Income:	Year Ended December 31,

($ in millions)	2005	2004	2003

Life and annuity segment	$2,276.3	$2,312.8	$2,368.4
Asset management segment	230.2	266.7	252.8
Elimination of inter-segment revenues	9.4	5.9	(5.8)

Operating segment revenues	2,515.9	2,585.4	2,615.4
Venture capital segment	14.8	19.3	36.2
Corporate and other segment	44.0	53.4	80.4

Total segment revenues	2,574.7	2,658.1	2,732.0
Unrealized gain on trading equity securities	—	85.9	—
Net realized investment gains (losses)	34.2	(0.8)	(98.5)

Total revenues	$2,608.9	$2,743.2	$2,633.5

Segment Pre-tax Income (Loss)
Life and annuity segment	$192.5	$142.8	$99.4
Asset management segment	(10.5)	0.1	(8.7)

Operating segment pre-tax income	182.0	142.9	90.7
Venture capital segment	14.8	19.3	36.2
Corporate and other segment:
Interest expense on indebtedness	(46.6)	(40.8)	(39.6)
Other	(23.0)	(18.3)	(8.2)

Total segment income before income taxes	127.2	103.1	79.1
Applicable income taxes	25.5	22.5	21.8

Total segment income	101.7	80.6	57.3
Income (loss) from discontinued operations	(0.7)	0.1	(2.1)
Net realized investment gains (losses), net of income taxes and other offsets	19.8	(7.2)	0.8
Unrealized gains (losses) on equity investment in Aberdeen, net of income taxes	—	55.9	(55.0)
Share of Aberdeen extraordinary charge for FSA settlement net of income taxes	—	(14.7)	—
Restructuring and early retirement costs, net of income taxes	(12.4)	(21.9)	(8.5)
Surplus notes tender costs, net of income taxes	—	(6.4)	—
Other income, net of income taxes	—	—	1.3

Net income (loss)	$108.4	$86.4	$(6.2)

3.  Life and Annuity Segment
The Life and Annuity segment includes individual life insurance and annuity products of Phoenix Life and certain of its subsidiaries and affiliates (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. Segment information on assets, segment income and DAC follows:

Life and Annuity Segment Assets:	As of December 31,

($ in millions)	2005	2004

Investments	$16,061.2	$16,273.4
Cash and cash equivalents	173.8	255.2
Receivables	213.4	222.2
Deferred policy acquisition costs	1,556.0	1,429.9
Goodwill and other intangible assets	13.3	10.2
Other general account assets	129.4	118.9
Separate accounts	7,721.0	6,807.2

Total segment assets	$25,868.1	$25,117.0

Life and Annuity Segment Income:	Year Ended December 31,

($ in millions)	2005	2004	2003

Premiums	$928.7	$990.6	$1,042.2
Insurance and investment product fees	319.9	296.9	278.4
Broker-dealer commission and distribution fee revenues	—	28.8	54.6
Net investment income	1,027.7	996.5	993.2

Total segment revenues	2,276.3	2,312.8	2,368.4

Policy benefits, including policyholder dividends	1,746.1	1,814.8	1,869.9
Policy acquisition cost amortization	114.5	110.6	98.2
Other operating expenses	223.2	244.6	300.5

Total segment benefits and expenses	2,083.8	2,170.0	2,268.6

Segment income before income taxes and minority interest	192.5	142.8	99.8
Allocated income taxes	51.3	36.4	31.1

Segment income before minority interest	141.2	106.4	68.7
Minority interest in segment income of consolidated subsidiaries	—	—	0.4

Segment income	141.2	106.4	68.3
Net realized investment losses, net of income taxes and other offsets	22.7	(2.5)	(4.7)
Restructuring charges, net of income taxes	(0.1)	(7.3)	(1.3)

Segment net income	$163.8	$96.6	$62.3

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

Life and Annuity Segment Revenues by Product:	Year Ended December 31,

($ in millions)	2005	2004	2003

Premiums
Term life insurance	$15.6	$13.7	$12.8
Other life insurance	14.1	14.4	15.9

Total, non-participating life insurance	29.7	28.1	28.7
Participating life insurance	899.0	962.5	1,013.5

Total premiums	928.7	990.6	1,042.2

Insurance and investment product fees
Variable universal life insurance	116.3	111.2	109.1
Universal life insurance	131.0	113.0	98.7
Other life insurance	0.2	3.5	6.3

Total, life insurance	247.5	227.7	214.1
Annuities	72.4	69.2	64.3

Total insurance and investment product fees	319.9	296.9	278.4
Broker-dealer commission and distribution fee revenues	—	28.8	54.6
Net investment income	1,027.7	996.5	993.2

Segment revenues	$2,276.3	$2,312.8	$2,368.4

Broker-dealer commissions were related to our retail affiliated broker-dealer operations, which we sold May 31, 2004 as further described in Note 1.
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
Our reinsurance program varies based on the type of risk, for example:

•	On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.
•	We reinsure 80% of the mortality risk on the in-force block of the Confederation Life Insurance Company, or Confederation Life, business we acquired in December 1997.
•	We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure 80% and 60%, respectively, of the mortality risk on a substantial portion of our otherwise retained individual life insurance business.
•	We reinsure 80% to 90% of the mortality risk on certain new issues of term life insurance.
•	We reinsure 100% of guaranteed minimum death benefits on a block of variable deferred annuities issued between January 1, 1996 through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefits risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

•	We assume and cede business related to the group accident and health block in run-off. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts.

Direct Business and Reinsurance in Continuing Operations:	Year Ended December 31,

($ in millions)	2005	2004	2003

Direct premiums	$994.7	$1,043.3	$1,092.1
Premiums assumed from reinsureds	14.0	13.8	15.5
Premiums ceded to reinsurers	(80.0)	(66.5)	(65.4)

Premiums	$928.7	$990.6	$1,042.2

Percentage of amount assumed to net premiums	1.5%	1.4%	1.5%

Direct policy benefits incurred	$440.1	$416.3	$402.9
Policy benefits assumed from reinsureds	8.2	3.9	13.5
Policy benefits ceded to reinsurers	(56.4)	(52.9)	(56.9)

Policy benefits	$391.9	$367.3	$359.5

Direct life insurance in force	$133,990.2	$126,367.9	$120,931.3
Life insurance in force assumed from reinsureds	1,810.5	1,759.5	1,837.3
Life insurance in force ceded to reinsurers	(83,144.7)	(80,040.1)	(77,222.3)

Life insurance in force	$52,656.0	$48,087.3	$45,546.3

Percentage of amount assumed to net insurance in force	3.4%	3.7%	4.0%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, withdrawals and policyholder dividends, which total $1,354.2 million, $1,447.5 million and $1,510.4 million, net of reinsurance, for the years ended December 31, 2005, 2004 and 2003, respectively.
Irrevocable letters of credit aggregating $50.8 million at December 31, 2005 have been arranged with commercial banks in our favor to collateralize the ceded reserves.
Business combinations and significant reinsurance assumed transaction
In 2003, we acquired the remaining interest in PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $7.0 million during 2006 and 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During each of the two years in the period ended December 31, 2005, we paid $3.0 million under this obligation.
Deferred policy acquisition costs (DAC)
The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our acquisitions of PFG (2003), we recognized an asset for the present value of future profits, or PVFP, representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in DAC.
We amortize DAC and PVFP based on the related policy’s classification. For individual participating life insurance policies, we amortize DAC and PVFP in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future. Our primary assumptions relate to anticipated expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders). These assumptions, which we review on a regular basis, are generally based on our past experience, industry studies, regulatory requirements and judgments about the future. Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings. Finally, we periodically assess whether there are sufficient gross margins or gross profits to amortize our remaining DAC balances.

Deferred Policy Acquisition Costs:	Year Ended December 31,

($ in millions)	2005	2004	2003

Acquisition costs deferred	$187.7	$164.7	$205.5
Acquisition costs recognized in:
PFG minority interest acquisition	—	—	9.8
Costs amortized to expenses:
Recurring costs related to segment income	(114.5)	(110.6)	(98.2)
(Cost) credit related to realized investment gains or losses (Note 5)	(17.6)	0.4	4.1
Offsets to net unrealized investment gains or losses included in other comprehensive income (Note 12)	70.5	7.7	12.4

Change in deferred policy acquisition costs	126.1	62.2	133.6
Deferred policy acquisition costs, beginning of year	1,429.9	1,367.7	1,234.1

Deferred policy acquisition costs, end of year	$1,556.0	$1,429.9	$1,367.7

During 2005, Life and Annuity segment income benefited from an adjustment, or “unlocking,” of assumptions primarily related to DAC. The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities. The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million for a net increase in pre-tax segment income of $23.8 million in the second quarter. However, this initial increase was partially offset by a resulting increase in DAC amortization of $5.8 million during the latter half of the year.
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
Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.00% to 5.25% as of December 31, 2005, less administrative and mortality charges.
Certain of our annuity products contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. As of December 31, 2005 and 2004, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $82.1 million and $123.5 million, respectively, for which we had established reserves, net of reinsurance recoverables, of $10.7 million and $9.1 million, respectively.
Participating life insurance
Participating life insurance in force was 30.7% and 35.6% of the face value of total individual life insurance in force at December 31, 2005 and 2004, respectively.
Fair value of investment contracts
For purposes of fair value disclosures (Note 9), we determine the fair value of guaranteed interest contracts by assuming a discount rate equal to the appropriate United States Treasury rate plus 150 basis points to determine the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate United States Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.
Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.
Policyholder deposit funds
Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 2.0% to 10.0% as of December 31, 2005, less administrative charges.
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
The closed block assets, including future assets from cash flows generated by the assets and premiums and other revenues from the policies in the closed block, will benefit only holders of the policies in the closed block. The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, investment purchases and sales, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, investment income and realized investment gains and losses on investments held outside the closed block that support the closed block business. All of these excluded income and expense items enter into the determination of total gross margins of closed block policies for the purpose of amortization of DAC.
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

Closed Block Assets and Liabilities:	As of December 31,

($ in millions)	2005	2004	Inception

Debt securities	$6,992.0	$6,949.6	$4,773.1
Equity securities	95.4	90.8	—
Mortgage loans	109.9	181.9	399.0
Venture capital partnerships	73.4	52.4	—
Policy loans	1,349.2	1,363.4	1,380.0
Other invested assets	69.3	60.0	—

Total closed block investments	8,689.2	8,698.1	6,552.1
Cash and cash equivalents	87.0	100.5	—
Accrued investment income	118.2	118.8	106.8
Receivables	40.9	32.7	35.2
Deferred income taxes	328.0	359.7	389.4
Other closed block assets	24.9	24.0	6.2

Total closed block assets	9,288.2	9,333.8	7,089.7

Policy liabilities and accruals	9,815.8	9,686.9	8,301.7
Policyholder dividends payable	338.9	365.5	325.1
Policyholder dividend obligation	334.1	535.9	—
Other closed block liabilities	53.8	41.5	12.3

Total closed block liabilities	10,542.6	10,629.8	8,639.1

Excess of closed block liabilities over closed block assets	$1,254.4	$1,296.0	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative
Policyholder Dividend Obligations:	From	Year Ended December 31,

($ in millions)	Inception	2005	2004

Closed block revenues
Premiums	$6,052.4	$881.6	$932.8
Net investment income	3,327.7	556.5	560.0
Net realized investment losses	(113.0)	(21.9)	(2.0)

Total revenues	9,267.1	1,416.2	1,490.8

Policy benefits, excluding dividends	6,347.7	980.1	1,007.1
Other operating expenses	66.5	8.6	8.9

Total benefits and expenses, excluding policyholder dividends	6,414.2	988.7	1,016.0

Closed block contribution to income before dividends and income taxes	2,852.9	427.5	474.8
Policyholder dividends	2,363.9	363.7	403.9

Closed block contribution to income before income taxes	489.0	63.8	70.9
Applicable income taxes	171.4	22.2	24.7

Closed block contribution to income	$317.6	$41.6	$46.2

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,409.1	$363.7	$403.9
Policyholder dividends provided through other comprehensive income	241.6	(194.9)	3.8

Additions to policyholder dividend liabilities	2,650.7	168.8	407.7
Policyholder dividends paid	(2,302.8)	(397.2)	(395.3)

Change in policyholder dividend liabilities	347.9	(228.4)	12.4
Policyholder dividend liabilities, beginning of period	325.1	901.4	889.0

Policyholder dividend liabilities, end of period	673.0	673.0	901.4
Less: policyholder dividends payable, end of period	(338.9)	(338.9)	(365.5)

Policyholder dividend obligation, end of period	$334.1	$334.1	$535.9

In addition to the closed block assets, we hold assets outside the closed block in support of closed block liabilities. We recognize investment earnings on these invested assets, less DAC amortization and allocated expenses, as an additional source of earnings to our stockholders.
4.     Asset Management Segment
We conduct activities in asset management with a focus on two customer groups — retail investors and institutional clients. We provide investment management services to retail customers through products consisting of open-end mutual funds, closed-end funds and managed accounts. Managed accounts include intermediary programs which are sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. We also provide transfer agency, accounting and administrative services to our open-end mutual funds.
Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage structured finance products, including collateralized debt obligations backed by portfolios of assets, for example, public high yield bonds, mortgage-backed and asset-backed securities or bank loans. See Note 8 to these financial statements for additional information.
Our investment management services are provided by wholly-owned managers and through unaffiliated sub-advisors. We provide all of our asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities. On an ongoing basis, we monitor the quality of the managers’ products by assessing their performance, style consistency and the discipline with which they apply their investment processes.

Asset Management Segment Assets:	As of December 31,

($ in millions)	2005	2004

Investments	$12.2	$12.8
Cash and cash equivalents	23.8	50.0
Receivables	28.1	34.2
Intangible assets	295.9	308.4
Goodwill	454.3	416.9
Other assets	10.7	11.6

Total segment assets	$825.0	$833.9

Asset Management Segment Income:	Year Ended December 31,

($ in millions)	2005	2004	2003

Investment product fees	$199.9	$237.9	$225.3
Broker-dealer commission and distribution fee revenues	28.7	28.0	26.8
Net investment income	1.6	0.8	0.7

Total segment revenues	230.2	266.7	252.8

Intangible asset amortization	33.2	33.8	33.2
Intangible asset impairments	10.6	—	—
Other operating expenses	196.9	232.8	228.3

Total segment expenses	240.7	266.6	261.5

Segment income (loss) before income taxes	(10.5)	0.1	(8.7)
Allocated income taxes (benefit)	(4.7)	2.3	(3.3)

Segment loss	(5.8)	(2.2)	(5.4)
Net realized investment gains (losses), net of income taxes	(0.3)	1.8	(0.3)
Restructuring charges, net of income taxes	(8.3)	(1.2)	(4.0)

Segment net loss	$(14.4)	$(1.6)	$(9.7)

In 2005, 2004 and 2003, our Asset Management segment incurred restructuring charges primarily in connection with organizational and employment-related costs of $13.0 million ($8.3 million after-tax), $1.9 million ($1.2 million after-tax) and $6.2 million ($4.0 million after-tax), respectively.
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
Business combinations
As a result of a step-acquisition completed in 2005, PXP owns 100% of KAR. See Note 1 to these financial statements for further information on this acquisition.
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
Goodwill and other intangible assets
We do not record amortization expense on goodwill and other intangible assets with indefinite lives, but we record amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. In conjunction with our conversion to a wholly-owned structure in 2005, we consolidated our asset management related goodwill and intangible assets into a single reporting unit for purposes of impairment testing. To test for impairments, we calculate the fair value of the reporting unit based on the sum of a multiple of revenue and the fair value of the unit’s tangible net assets. We calculate the fair value of definite-lived intangible assets based on their discounted cash flows. We compare the calculated fair value to the recorded values and record an impairment, if warranted. Amortization expense for definite-lived intangible assets is calculated on a straight-line basis.
Asset management segment intangible assets and goodwill

Carrying Amounts of Intangible Assets and Goodwill:	As of December 31,

($ in millions)	2005	2004

Asset management contracts with definite lives	$402.2	$401.2
Less: accumulated amortization	(179.6)	(166.1)

Intangible assets with definite lives	222.6	235.1
Asset management contracts with indefinite lives	73.3	73.3

Intangible assets	$295.9	$308.4

Goodwill	$454.3	$416.9

In 2005, we recorded additional goodwill of $46.1 million and an intangible asset of $31.8 million related to the acquisition of the remaining minority interests in KAR and Seneca. Also in 2005, we recorded a $10.6 million pre-tax impairment on $13.2 million of identified intangible assets related to certain investment contracts that have experienced significant outflows. Additionally, based on the completion of our multi-year IRS audit, we recognized $7.5 million of acquired tax benefits that had been established as of PXP’s privatization in January 2001. The recognition of these benefits reduced goodwill that had been recorded at that time.

Activity in Intangible Assets and Goodwill:	Year Ended December 31,

($ in millions)	2005	2004

Intangible assets
Asset purchases	$32.0	$7.1
Asset amortization	(33.2)	(33.8)
Asset impairments	(10.6)	—
Restructuring adjustment	(0.5)	—
Purchase accounting adjustment	(0.2)	—

Change in intangible assets	(12.5)	(26.7)
Balance, beginning of period	308.4	335.1

Balance, end of period	$295.9	$308.4

Goodwill
Goodwill acquired	$46.1	$8.8
Tax benefit adjustment	(7.5)	—
Purchase accounting adjustment	(1.2)	—
Balance, beginning of period	416.9	408.1

Balance, end of period	$454.3	$416.9

The estimated aggregate intangible asset amortization expense in future periods includes: 2006, $28.0 million; 2007, $27.2 million; 2008, $27.0 million; 2009, $26.0 million; 2010, $20.1 million and thereafter, $94.3 million. At December 31, 2005, the weighted-average amortization period for definite-lived intangible assets is eight years.
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
See Note 8 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	As of December 31,

($ in millions)	2005		2004

	Fair Value	Cost	Fair Value	Cost

United States government and agency	$736.8	$699.9	$679.1	$625.4
State and political subdivision	365.0	344.2	446.5	413.7
Foreign government	333.9	298.8	314.8	284.0
Corporate	7,452.3	7,324.2	7,365.4	7,040.7
Mortgage-backed	3,276.0	3,241.2	3,253.4	3,122.9
Other asset-backed	1,240.6	1,224.6	1,417.1	1,405.0

Debt securities	$13,404.6	$13,132.9	$13,476.3	$12,891.7

Amounts applicable to the closed block	$6,992.0	$6,748.4	$6,949.6	$6,515.2

Hilb Rogal and Hobbs, or HRH, common stock	$—	$—	$131.3	$42.1
Lombard International Assurance, S.A.	—	—	43.3	43.3
Other equity securities	181.8	161.6	129.7	113.9

Equity securities	$181.8	$161.6	$304.3	$199.3

Amounts applicable to the closed block	$95.4	$82.5	$90.8	$78.3

Our holdings in HRH common stock as of December 31, 2004 were pledged for use in November 2005 to settle certain stock purchase contracts issued by us. Upon settlement of such stock purchase contracts, we recognized a gross investment gain of $86.3 million ($35.1 million net of offsets for applicable DAC and income taxes). See Note 6 to these financial statements for additional information.

In January 2005, we sold our equity investment in Lombard as further described in Note 1.
In 2003, we sold our 3.0% and 3.1% equity interests in two life insurance subsidiaries of General Electric Company for $72.0 million and realized a gain of $21.6 million ($14.0 million after income taxes). Also in 2003, we sold our 9.3% equity interest in PXRE Group Ltd., a property catastrophe reinsurer, for $23.1 million and realized a gain of $13.7 million ($8.9 million after income taxes).

Unrealized Gains and Losses from
General Account Securities:	As of December 31,

($ in millions)	2005		2004

	Gains	Losses	Gains	Losses

United States government and agency	$41.4	$(4.5)	$55.4	$(1.7)
State and political subdivision	23.0	(2.2)	34.4	(1.6)
Foreign government	36.0	(0.9)	31.1	(0.3)
Corporate	219.2	(91.1)	364.2	(39.5)
Mortgage-backed	71.0	(36.2)	137.0	(6.5)
Other asset-backed	25.4	(9.4)	32.4	(20.3)

Debt securities gains and losses	$416.0	$(144.3)	$654.5	$(69.9)

Debt securities net gains	$271.7		$584.6

Hilb Rogal and Hobbs, or HRH, common stock	$—	$—	$89.2	$—
Other equity securities	22.2	(2.0)	19.1	(3.3)

Equity securities gains and losses	$22.2	$(2.0)	$108.3	$(3.3)

Equity securities net gains	$20.2		$105.0

Aging of Temporarily Impaired
Debt and Equity Securities:	As of December 31, 2005

($ in millions)	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt Securities
United States government and agency	$177.6	$(3.2)	$47.9	$(1.3)	$225.5	$(4.5)
State and political subdivision	40.0	(1.0)	37.3	(1.2)	77.3	(2.2)
Foreign government	41.1	(0.6)	10.6	(0.3)	51.7	(0.9)
Corporate	2,583.6	(59.5)	790.7	(31.6)	3,374.3	(91.1)
Mortgage-backed	1,513.2	(26.9)	326.4	(9.3)	1,839.6	(36.2)
Other asset-backed	319.4	(4.5)	205.4	(4.9)	524.8	(9.4)

Debt securities	$4,674.9	$(95.7)	$1,418.3	$(48.6)	$6,093.2	$(144.3)
Common stock	46.8	(2.0)	—	—	46.8	(2.0)

Total temporarily impaired securities	$4,721.7	$(97.7)	$1,418.3	$(48.6)	$6,140.0	$(146.3)

Amounts inside the closed block	$2,058.5	$(44.2)	$340.0	$(16.3)	$2,398.5	$(60.5)

Amounts outside the closed block	$2,663.2	$(53.5)	$1,078.3	$(32.3)	$3,741.5	$(85.8)

Amounts outside the closed block that are below investment grade	$147.8	$(8.4)	$106.0	$(5.5)	$253.8	$(13.9)

After offsets for deferred policy acquisition cost adjustment and taxes		$(2.6)		$(1.4)		$(4.0)

Unrealized losses of below investment grade debt securities outside the closed block with a fair value less than 80% of the securities amortized cost totals $2.5 million at December 31, 2005. Of these, $0.7 million ($0.0 million after offsets for taxes and DAC amortization) has been in an unrealized loss for greater than 12 months.
Unrealized losses of below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $0.4 million at December 31, 2005 ($0.0 million after offsets for change in policy dividend obligation), of which $0.4 million has been in an unrealized loss for greater than 12 months.
The securities with gross unrealized losses are considered to be temporarily impaired at December 31, 2005 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.
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
For purpose of fair value disclosures (See Note 9), we estimate the fair value of mortgage loans by discounting the present value of scheduled loan payments. We base the discount rate on the comparable United States Treasury rates for loan durations plus spreads of 130 to 800 basis points, depending on our internal quality ratings of the loans. For in-process-of-foreclosure or defaulted loans, we estimate fair value as the lower of the underlying collateral value or the loan balance.
Mortgage loans are collateralized by the related properties and are generally no greater than 75% of the properties’ value at the time the loans are originated.

Carrying Values of Investments in Mortgage Loans:	As of December 31,

($ in millions)	2005		2004

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Property type
Apartment buildings	$39.9	$38.2	$81.8	$82.8
Office buildings	14.4	13.8	18.0	18.2
Retail stores	62.1	59.5	92.5	93.6
Industrial buildings	22.8	21.8	25.4	25.7
Other	0.1	0.1	0.1	0.1

Subtotal	139.3	133.4	217.8	220.4
Less: valuation allowances	(10.7)	—	(9.9)	—

Mortgage loans	$128.6	$133.4	$207.9	$220.4

Amounts applicable to the closed block	$109.9	$105.2	$181.9	$184.1

The carrying value of delinquent or in-process-of-foreclosure mortgage loans as of December 31, 2005 and 2004 were $8.2 million and $0.0 million, respectively. The carrying values of mortgage loans on which the payment terms have been restructured or modified were $10.5 million and $12.9 million as of December 31, 2005 and 2004, respectively. We have provided valuation allowances for in-process-of-foreclosure, restructured or modified mortgage loans.

Mortgage Loan Valuation Allowance Activity:	Year Ended December 31,

($ in millions)	2005	2004	2003

Valuation allowance, beginning of year	$9.9	$12.8	$15.5
Additions charged to income	0.8	—	0.8
Deductions for write-offs and disposals	—	(2.9)	(3.5)

Valuation allowance, end of year	$10.7	$9.9	$12.8

During the three years ended December 31, 2005, the amount of interest that was foregone due to the restructuring of mortgage loans and to non-income producing loans is not material to our consolidated financial statements. Refinancing of mortgage loans was not material in any of the three years ended December 31, 2005.
Venture capital partnerships
We invest as a limited partner in venture capital limited partnerships. Generally, these partnerships focus on early-stage ventures, primarily in the information technology and life science industries and leveraged buyout funds. We also have direct equity investments in leveraged buyouts and corporate acquisitions.
We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate the effect of any lag in reporting. We estimate the change in valuation each quarter by applying a public industry index if there has been a material shift in the S&P index, either upward or downward.

Components of Net Investment Income Related to
Venture Capital Partnerships:	Year Ended December 31,

($ in millions)	2005	2004	2003

Net realized gains (losses) on partnership cash and stock distributions	$27.0	$13.7	$17.4
Net unrealized gains (losses) on partnership investments	(6.6)	14.4	38.2
Partnership operating expenses	3.4	(2.6)	(6.6)

Net investment income	$23.8	$25.5	$49.0

Amounts applicable to the closed block	$9.0	$6.2	$12.8

Amounts applicable to the venture capital segment	$14.8	$19.3	$36.2

As indicated above, we record our equity in earnings of venture capital partnerships based on the most recent financial information and by estimating the earnings for any lag in partnership reporting. As a result, the effect of our adjusting our estimates to actual results reflected in partnership financial statements was to adjust net investment income as follows:

Adjustment of Venture Capital Investment Income Related to
Receipt of Financial Statements:	Year Ended December 31,

($ in millions)	2005	2004	2003

Closed block	$(1.2)	$1.0	$—
Venture capital segment	(13.4)	6.8	33.4

Total	$(14.6)	$7.8	$33.4

Investment Activity in Venture Capital Partnerships:	Year Ended December 31,

($ in millions)	2005	2004	2003

Contributions	$66.0	$59.2	$41.3
Equity in earnings (losses) of partnerships	23.8	25.5	49.0
Distributions	(94.6)	(64.3)	(43.6)
Sale of partnership interests	(91.5)	—	(26.1)
Realized loss on sale of partnership interests	(13.9)	—	(14.3)

Change in venture capital partnerships	(110.2)	20.4	6.3
Venture capital partnership investments, beginning of period	255.3	234.9	228.6

Venture capital partnership investments, end of period	$145.1	$255.3	$234.9

Unfunded Commitments and Investments in Venture Capital Partnerships:	As of December 31,

($ in millions)	2005	2004

Unfunded commitments
Closed block	$91.6	$83.0
Venture capital segment	13.5	53.5

Total unfunded commitments	$105.1	$136.5

Venture capital partnerships
Closed block	$73.4	$52.4
Venture capital segment	71.7	202.9

Total venture capital partnerships	$145.1	$255.3

In 2005, we entered into an agreement to sell $138.5 million of the venture capital assets held in the open block to an outside party. We closed the sale of approximately 76% of these funds in 2005. The carrying value of the funds sold in 2005 was $98.8 million. A related pre-tax realized loss of $13.9 million was recognized in 2005.
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
There were no affiliate securities held at December 31, 2005 or 2004.

Carrying Value and Cost of Affiliate Securities:	As of December 31,

($ in millions)	2003

	Carrying
	Value	Cost

Aberdeen common stock	$38.3	$20.0
Other	9.2	18.9

Affiliate equity securities	$47.5	$38.9

The cost basis of Aberdeen common stock was adjusted to reflect an other-than-temporary impairment of $89.1 million, which we recognized as a realized investment loss in 2003.

	For the Years Ended
Sources of Earnings from Affiliate Securities:	December 31,

($ in millions)	2004	2003

Aberdeen common stock dividends	$3.0	$2.7
Equity in Aberdeen undistributed income (loss)	(21.9)	(2.0)
Other	1.7	(2.7)

Affiliate equity securities investment income (loss)	$(17.2)	$(2.0)

Aberdeen convertible notes and bonds	$2.0	$2.5
Aberdeen 5.875% convertible notes	—	0.1

Affiliate debt securities investment income	$2.0	$2.6

There were no earnings from affiliate securities during 2005.
Aberdeen. As of December 31, 2004 and 2003, we owned 38.1 million shares of Aberdeen common stock, which represented 16.5% of its then outstanding common shares. We acquired these shares between 1996 and 2001 at a total cost of $109.1 million, which, through November 18, 2004, we accounted for under the equity method of accounting based on our ability to significantly influence Aberdeen’s operations.
During the second quarter of 2003, we recorded a non-cash realized investment loss of $89.1 million ($55.0 million after income taxes) related to an other-than-temporary impairment of our equity investment in Aberdeen. In addition, as of December 31, 2003, we owned $27.5 million in Aberdeen convertible subordinated notes which were repaid in full to us on November 19, 2004. Concurrent with this paydown, we relinquished our contractual right to one of two Aberdeen board seats held related to our 16.5% equity interest in Aberdeen at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen’s operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen’s shares as traded on the London Stock Exchange, as compared to our carrying under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our fourth quarter and full year 2004 consolidated statement of operations includes a $14.7 million after-tax, non-cash charge related to the accounting for our proportionate share of Aberdeen’s December 2004 settlement of alleged misselling activities with the United Kingdom’s Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for Aberdeen from the equity method to the fair value method.

After-tax Effect of Equity Interest in Aberdeen:	Year Ended December 31,

($ in millions)	2005	2004	2003

Equity in undistributed earnings (losses) of affiliates	—	$(12.3)	$0.5
Unrealized gain on trading securities	—	55.1	—
Realized investment gain (loss)	(7.0)	—	(55.0)

Net income (loss)	$(7.0)	$42.8	$(54.5)

The carrying value of our equity investment in Aberdeen was $87.3 million at December 31, 2004 and is presented as a trading equity security on our consolidated balance sheet.
On January 14, 2005, we closed the sale to third parties of our equity holdings in Aberdeen for net proceeds of $70.4 million, which resulted in an after-tax realized investment loss of $7.0 million. The January 2005 sale of our equity holdings in Aberdeen completed our disposition of our direct financial interests in Aberdeen. We continue to participate in sub-advisory arrangements related to several of our asset management product offerings with Aberdeen, the financial effects of which are not material to our consolidated financial statements.
HRH. HRH is a Virginia-based property and casualty insurance and employee benefit products distributor traded on the New York Stock Exchange. We owned 6.4% of its common shares, as well as convertible debt securities which, if converted, would have represented 16.8% of HRH’s common stock outstanding. Prior to November 2002, we had a contractual right to designate two nominees for election to its board of directors.
In November 2002, we converted our HRH note into additional shares of HRH common stock, resulting in total HRH holdings with a fair value of $167.1 million. On the day following the conversion, we sold shares of HRH common stock in a secondary public offering for $23.5 million and issued stock purchase contracts for $133.9 million, which contracts required us to, and we did, deliver shares of HRH common stock in November 2005. See Note 6 to these financial statements for additional information on this transaction. As a result of the transactions we completed in November 2002, it was no longer appropriate to consider HRH as an affiliate for accounting and reporting purposes.
As a result of these transactions, we recorded a gross realized investment gain of $15.3 million in 2002 and a gross deferred investment gain of $86.3 million. Net of offsets for applicable DAC and deferred income taxes, our realized gain was $6.4 million and our deferred gain was $35.1 million. We calculated our gains using the specific identification of the securities sold. The deferred gain was realized on settlement of the stock purchase contracts in the fourth quarter of 2005. In addition, in 2003 we sold shares of HRH common stock in the open market for $9.4 million and recorded a gross realized investment gain of $6.9 million ($4.5 million after income taxes).
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

Other Invested Assets:	As of December 31,

($ in millions)	2005	2004

Transportation and other equipment leases	$63.6	$67.8
Separate account equity investments	17.2	40.0
Mezzanine partnerships	75.0	61.7
Affordable housing partnerships	22.8	23.4
Derivative instruments (Note 9)	10.6	27.4
Other affiliate investments	5.7	8.8
Real estate	64.6	70.1
Other partnership interests	51.1	72.6

Other invested assets	$310.6	$371.8

Amounts applicable to the closed block	$69.3	$60.0

Statutory deposits
Pursuant to certain statutory requirements, as of December 31, 2005, our Life Companies had on deposit securities with a fair value of $67.5 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net investment income and net realized investment gains (losses)
We recognize realized investment gains and losses on asset dispositions on a first-in, first-out basis and when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. We adjust the cost basis of these written down investments to fair value at the date the determination of impairment is made and do not change the new cost basis for subsequent recoveries in value. The closed block policyholder dividend obligation, applicable DAC and applicable income taxes, which offset realized investment gains and losses, are each reported separately as components of net income.

Sources of Net Investment Income:	Year Ended December 31,

($ in millions)	2005	2004	2003

Debt securities	$804.6	$772.1	$765.3
Equity securities	7.5	4.5	4.6
Mortgage loans	20.2	22.5	32.6
Venture capital partnerships	23.8	25.5	49.0
Policy loans	165.8	167.1	171.7
Other investments	47.8	48.8	35.0
Cash and cash equivalents	7.6	4.9	7.0

Total investment income	1,077.3	1,045.4	1,065.2
Less: investment expenses	(8.6)	(9.8)	(10.0)

Net investment income, general account investments	1,068.7	1,035.6	1,055.2
Debt and equity securities pledged as collateral (Note 8)	33.9	40.1	52.2

Net investment income	$1,102.6	$1,075.7	$1,107.4

Amounts applicable to the closed block	$556.5	$560.0	$573.1

For 2005, 2004 and 2003, net investment income was lower by $15.4 million, $9.5 million and $10.4 million, respectively, due to non-income producing debt securities. Of these amounts, $12.1 million, $5.8 million and $5.5 million, respectively, related to the closed block.

Sources of Realized Investment Gains (Losses):	Year Ended December 31,

($ in millions)	2005	2004	2003

Debt security impairments	$(31.2)	$(15.5)	$(76.1)
Equity security impairments	(2.1)	(1.5)	(4.3)
Mortgage loan impairments	(0.8)	—	(4.1)
Venture capital partnership impairments	—	—	(4.6)
Affiliate equity security impairments	—	(12.6)	(96.9)
Other invested asset impairments	—	(3.3)	(16.5)
Debt and equity securities pledged as collateral impairments	(1.2)	(16.6)	(8.3)

Impairment losses	(35.3)	(49.5)	(210.8)

Debt security transaction gains	19.2	39.0	93.7
Debt security transaction losses	(37.2)	(10.6)	(29.0)
Equity security transaction gains	5.8	17.7	51.9
Equity security transaction losses	(2.9)	(3.1)	(9.6)
Mortgage loan transaction gains (losses)	—	0.2	(1.3)
Venture capital partnership transaction losses	(13.9)	—	(9.7)
Affiliate equity security transaction gains	14.4	—	—
Affiliate equity security transaction losses	(10.7)	—	—
HRH gain	86.3	—	6.9
Other invested asset transaction gains	8.4	5.5	9.4
Other invested asset transaction losses	(1.8)	—	—
Real estate transaction gains	8.9	—	—
Real estate transaction losses	(9.5)	—	—
Debt and equity securities pledged as collateral gains	3.0	—	—
Debt and equity securities pledged as collateral losses	(0.5)	—	—

Net transaction gains	69.5	48.7	112.3

Net realized investment gains (losses)	$34.2	$(0.8)	$(98.5)

Net realized investment gains (losses)	$34.2	$(0.8)	$(98.5)

Applicable closed block policyholder dividend obligation (reduction)	(12.4)	3.7	(5.9)
Applicable deferred policy acquisition costs (benefit)	17.6	(0.4)	(4.1)
Applicable deferred income tax expense (benefit)	9.2	3.1	(35.6)

Offsets to realized investment losses	14.4	6.4	(45.6)

Net realized investment gains (losses) included in net income	$19.8	$(7.2)	$(52.9)

Included in realized impairment losses on debt and equity securities pledged as collateral above, are impairments relating to our direct investments in the consolidated collateralized obligation trusts of $0.0 million, $3.7 million and $5.9 million for 2005, 2004 and 2003, respectively.
Unrealized investment gains (losses)
We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these gains and losses as a component of other comprehensive income, net of the closed block policyholder dividend obligation, applicable DAC and applicable deferred income taxes.

Sources of Changes in Net Unrealized Investment Gains (Losses):	Year Ended December 31,

($ in millions)	2005	2004	2003

Debt securities	$(313.0)	$(27.1)	$(66.1)
Equity securities	(84.9)	15.4	(39.4)
Debt and equity securities pledged as collateral	(93.3)	7.8	116.4
Other investments	(7.5)	0.1	7.0

Net unrealized investment gains (losses)	$(498.7)	$(3.8)	$17.9

Net unrealized investment gains (losses)	$(498.7)	$(3.8)	$17.9

Applicable policyholder dividend obligation	(194.8)	3.6	(45.5)
Applicable deferred policy acquisition costs	(70.5)	(7.7)	(12.4)
Applicable deferred income taxes (benefit)	(50.7)	(4.0)	(9.8)

Offsets to net unrealized investment gains (losses)	(316.0)	(8.1)	(67.7)

Net unrealized investment gains (losses) included in other comprehensive income (Note 12)	$(182.7)	$4.3	$85.6

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,

($ in millions)	2005	2004	2003

Debt security purchases	$(4,504.7)	$(4,056.8)	$(5,394.9)
Equity security purchases	(150.8)	(66.3)	(129.9)
Venture capital partnership investments	(65.7)	(59.3)	(41.6)
Other invested asset purchases	(90.6)	(26.2)	(27.2)
Policy loan advances, net	(48.3)	44.7	(36.4)

Investment purchases	$(4,860.1)	$(4,163.9)	$(5,630.0)

Debt securities sales	$2,925.8	$2,405.2	$2,124.7
Debt securities maturities and repayments	1,370.3	1,483.0	1,792.0
Equity security sales	225.4	111.2	235.7
Mortgage loan maturities and principal repayments	79.2	77.2	180.3
Venture capital partnership capital distributions	185.9	59.4	54.2
Affiliate securities sales	—	1.0	—
Real estate and other invested assets sales	17.9	83.7	30.3

Investment sales, repayments and maturities	$4,804.5	$4,220.7	$4,417.2

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2005 are summarized in the following table. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during the three years ended December 31, 2005.

Maturities of General Account Debt Securities	Debt	Mortgage
and Mortgage Loans at Cost:	Securities	Loans	Total
($ in millions)

Due in one year or less	$383.8	$25.0	$408.8
Due after one year through five years	2,278.8	57.8	2,336.6
Due after five years through ten years	3,789.5	29.8	3,819.3
Due after ten years	6,680.8	16.0	6,696.8

Total	$13,132.9	$128.6	$13,261.5

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

Stock Purchase Contracts:	As of December 31,

($ in millions)	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Stock purchase contracts stated amount	$—	$—	$141.1	$131.9
Settlement amount adjustment	—	—	(9.2)	—

Stock purchase contracts	$—	$—	$131.9	$131.9

In November 2002, we issued 3,622,500 stock purchase contracts in a public offering at $38.10 per contract ($138.0 million aggregate) and raised net proceeds of $133.9 million. The stock purchase contracts were prepaid forward contracts issued by us that we settled in shares of HRH common stock. Under each purchase contract, we made quarterly contract adjustment payments at the annual rate of 7.00% of the stated contract amount. Upon issuance of the stock purchase contracts, we designated the embedded derivative instrument as a hedge of the forecasted sale of our investment in HRH, whose shares underlie the stock purchase contracts. All changes in the fair value of the embedded derivative instrument were recorded in other comprehensive income.
In accordance with the stock purchase agreement, we delivered 3,622,500 shares of HRH common stock to holders of the stock purchase contracts in November 2005.

Indebtedness:	As of December 31,

($ in millions)	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$67.0	$67.0	$—	$—
6.95% surplus notes	30.2	30.7	30.2	34.4
7.15% surplus notes	173.9	183.4	173.9	174.8
Equity units	153.7	242.8	153.7	227.8
Senior unsecured bonds	300.0	301.2	300.0	306.7
Revolving credit facility	25.0	25.0	25.0	25.0
Interest rate swap	2.1	2.1	8.0	8.0

Total indebtedness	$751.9	$852.2	$690.8	$776.7

During 2005, we issued $67.0 million of promissory notes in connection with our acquisition of the minority interest in KAR. The first installment of $9.8 million plus interest was paid on January 3, 2006. The remaining installment of $57.2 million plus deferred interest is due in January 2007. The interest rate on the notes is 4.75%. See Note 1 to these financial statements for more information on our acquisition of KAR.
Our 6.95% and 7.15% surplus notes are an obligation of Phoenix Life and are due December 1, 2006 and December 15, 2034, respectively. The carrying value of the 2034 notes is net of $1.1 million of unamortized original issue discount. Interest payments are at an annual rate of 6.95% and 7.15%, respectively, require the prior approval of the Superintendent of Insurance of the State of New York and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York Insurance Law. The 6.95% surplus notes have no early redemption provisions. The 7.15% surplus notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life. On December 15, 2004, Phoenix Life repurchased $144.8 million of the previously issued $175.0 million outstanding principal on its 6.95% surplus notes and recognized a non-recurring after-tax charge of $6.4 million for costs incurred, including the tender premium. Concurrent with the closing of the tender, Phoenix Life issued $175.0 million, 7.15% surplus notes.
In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million). Each equity unit consisted of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note). The $25 principal amount per note is due in February 2008. On November 7, 2005, the notes were remarketed as senior unsecured obligations and the interest rate was reset to 6.675% at that time. The holders of the purchase contracts have been paid a contract adjustment payment at a rate of 0.65% per year. The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception. On February 16, 2006, these holders purchased 17,423,839 shares of our common stock in aggregate as part of the settlement of the original transaction.
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
On November 22, 2004, we entered into a $150.0 million three-year, unsecured senior revolving credit facility to replace our prior $150.0 million credit facility. Potential borrowers on the credit line are The Phoenix Companies, Inc., PXP and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life and PXP. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. PXP has taken a $25 million draw on this facility at the Eurodollar rate.
The credit facility contains covenants that require us at all times to maintain consolidated stockholders’ equity, in accordance with GAAP, excluding the accounting effects of FIN 46(R), of $1,648.4 million, plus 50% of positive quarterly net income and 100% of equity issuances and a maximum consolidated debt-to-capital ratio of 30% and that limit consolidated indebtedness, subject to certain exceptions, to $750.0 million. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”. Borrowings under the facility are not conditioned on the absence of a material adverse change.
We were in compliance with all of our credit facility covenants at December 31, 2005. We obtained a waiver for our requirement to pay down the bank line with equity issuance proceeds in order to simplify the settlement of our existing equity units on February 16, 2006.

Future minimum annual principal payments on indebtedness as of December 31, 2005 are: in 2006, $40.0 million; in 2007, $82.3 million; in 2008, $153.7 million; in 2032, $300.0 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including
Amortization of Debt Issuance Costs:	Year Ended December 31,

($ in millions)	2005	2004	2003

Stock purchase contract adjustment expense	$7.1	$7.8	$8.2

Surplus notes	$14.7	$12.8	$12.2
Equity units	11.7	12.1	12.1
Senior unsecured bonds	17.8	14.8	14.9
Bank credit facility and other	2.4	1.1	0.4

Interest expense on indebtedness	$46.6	$40.8	$39.6

Stock purchase contract adjustment payments are included in other operating expenses.
Common stock and stock repurchase program
We have authorization for the issuance of 1,000,000,000 shares of our common stock. In connection with our demutualization and initial public offering, we issued 106,429,147 common shares (56,180,535 shares to our policyholders in exchange for their interests in the mutual company and 50,248,612 shares in sales to the public). As of December 31, 2005, we had 95,115,583 shares outstanding, net of 11,313,564 common shares of treasury stock. At that date, we also had 28,940,957 common shares reserved for issuance under the purchase contracts included with our equity units (21,256,826 shares), our stock option plans (6,247,288 shares) and our restricted stock units, or RSUs, (1,436,843 shares).
We have authorization from our board of directors to repurchase an additional 670,000 shares of our common stock. As of December 31, 2005, we had repurchased 12,330,000 shares of our common stock at an average price of $15.87 per share. During 2005, we contributed 204,844 treasury shares to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $3.3 million (weighted-average cost of $15.87 per share) and an aggregate market value of $2.5 million.
State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock. In 2005 and 2004, our subsidiaries incurred $37.6 million and $32.4 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm employees.

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

Separate Account Assets and Liabilities:	As of December 31,

($ in millions)	2005	2004

Life and annuity segment separate accounts	$7,721.0	$6,807.2
Corporate and other segment separate accounts	1.2	143.1

Total separate account assets and liabilities	$7,722.2	$6,950.3

8.     Investments Pledged as Collateral and Non-Recourse Collateralized Obligations
We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below. These eight collateralized obligation trusts are investment trusts with aggregate assets of $2.5 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. Our asset management affiliates earned advisory fees of $8.8 million, $8.0 million and $10.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. These advisory fees are either recorded as investment product fees for unconsolidated trusts or reflected as investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest related to third-party equity investments for consolidated trusts on our consolidated statement of income. The collateralized obligation trusts reside in bankruptcy remote SPEs for which we provide neither recourse nor guarantees. Accordingly, our financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the eight collateralized obligation trusts is $45.5 million at December 31, 2005 ($0.0 million of which relates to trusts that are consolidated). Of that exposure, $34.3 million ($0.0 million of which relates to trust that are consolidated) relates to investment grade debt securities and loss of management fees.
Prior to September 30, 2005, we consolidated Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, which was redeemed during the third quarter of 2005. Upon redemption, this issue was liquidated and the remaining assets of the trust, in excess of remaining liabilities, were distributed to the trust’s equity investors, including our life insurance subsidiary, pro rata based upon the amounts originally invested. Liquidation of this trust resulted in a reduction to zero of all of our assets, liabilities and accumulated other comprehensive income associated with this trust, with our life insurance subsidiary’s share of the residual balance recorded to earnings. As a result of this liquidation, we recognized $3.4 million of prepayment fees, $3.9 million of realized investment gains and a reversal of $1.3 million of impairments taken previously under FIN 46-R when Mistic was consolidated on Phoenix’s balance sheet.
We consolidated two collateralized obligation trusts as of December 31, 2005 and three as of December 31, 2004 and 2003. As of December 31, 2005, our direct investment in the two consolidated collateralized obligation trusts is $0.0 million. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest, of $5.0 million, $3.4 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to these consolidated obligation trusts.
Six variable interest entities not consolidated by us under FIN 46(R) represent collateralized obligation trusts with approximately $1.2 billion of investment assets pledged as collateral. Our general account’s direct investment in these unconsolidated variable interest entities is $45.5 million ($34.3 million of which are investment grade debt securities at December 31, 2005). We recognized investment advisory fee revenues related to the unconsolidated variable interest entities of $3.9 million, $4.6 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Consolidated Variable Interest Entities:	As of December 31,

($ in millions)	2005	2004

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I	$54.2	$94.4
Phoenix CDO II	267.8	294.5
Phoenix-Mistic 2002-1 CDO	—	967.0

Total	$322.0	$1,355.9

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)	$93.1	$127.3
Phoenix CDO II (December 2012 mandatorily redeemable)	296.8	329.4
Phoenix-Mistic 2002-1 CDO (September 2014 maturity)	—	898.5

Total	$389.9	$1,355.2

Assets pledged as collateral consist of available-for-sale debt and equity securities at fair value of $304.4 million and $1,278.8 million at December 31, 2005 and 2004, respectively. In addition, cash and accrued investment income of $17.6 million and $77.1 million are included in these amounts at December 31, 2005 and 2004, respectively.
Non-recourse collateralized obligations are comprised of callable collateralized obligations of $371.2 million and $1,253.4 million at December 31, 2005 and 2004, respectively, and non-recourse derivative cash flow hedge liability of $18.7 million (notional amount of $210.8 million with maturity of June 1, 2009) and $101.8 million (notional amount of $1,118.2 million with maturities of 2005-2013) at December 31, 2004 and 2003, respectively. Minority interest liabilities related to third-party equity investments in the consolidated variable interest entities is $0.0 million and $37.7 million at December 31, 2005 and 2004, respectively.
Collateralized obligations for which PXP is the sponsor and actively manages the assets, where we are deemed to be a primary beneficiary as a result of our variable interests, and where there is not a significant amount of outside third-party equity investment in the trust, are consolidated in our financial statements. Our financial exposure is limited to our share of equity and bond investments in these vehicles held in our general account as available-for-sale debt and equity securities, as applicable, and there are no financial guarantees from, or recourse, to us, for these collateralized obligation trusts.
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

	As of and for the
Effect of Consolidation of Collateralized Obligation Trusts:	Year Ended December 31,

($ in millions)	2005	2004	2003

Increase (decrease) in net income or (increase) in net loss	$1.3	$(12.9)	$(2.4)

Reduction to stockholders’ equity	$(67.9)	$(67.5)	$(77.3)

The above non-cash credits (charges) to earnings and stockholders’ equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations mature between 2011 through 2012 but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.
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

Fair Value and Cost of Debt and Equity Securities
Pledged as Collateral:	As of December 31,

($ in millions)	2005		2004

	Fair Value	Cost	Fair Value	Cost

Debt securities pledged as collateral	$304.1	$278.9	$1,276.9	$1,159.9
Equity securities pledged as collateral	0.3	0.3	1.9	0.4

Total debt and equity securities pledged as collateral	$304.4	$279.2	$1,278.8	$1,160.3

Gross and Net Unrealized Gains and Losses from
Debt and Equity Securities Pledged as Collateral:	As of December 31,

($ in millions)	2005		2004

	Gains	Losses	Gains	Losses

Debt securities pledged as collateral	$35.8	$(10.6)	$131.3	$(14.3)
Equity securities pledged as collateral	0.1	(0.1)	1.6	(0.1)

Total	$35.9	$(10.7)	$132.9	$(14.4)

Net unrealized gains	$25.2		$118.5

Aging of Temporarily Impaired Debt and
Equity Securities Pledged as Collateral: ($ in millions)	As of December 31, 2005

	Less than 12 months		Greater than 12 months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate	$3.9	$(1.0)	$8.8	$(1.5)	$12.6	$(2.5)
Mortgage-backed	1.3	(0.1)	9.1	(6.1)	10.4	(6.2)
Other asset-backed	—	—	2.2	(1.9)	2.2	(1.9)

Debt securities	$5.2	$(1.1)	$20.1	$(9.5)	$25.2	$(10.6)

Equity securities pledged as collateral	—	—	—	(0.1)	—	(0.1)

Total temporarily impaired securities pledged as collateral	$5.2	$(1.1)	$20.1	$(9.6)	$25.2	$(10.7)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $10.7 million at December 31, 2005. Gross unrealized losses on debt securities with a fair value less than 80% of the security’s amortized cost totaled $8.7 million at December 31, 2005. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at December 31, 2005.

2005
Maturity of Debt Securities Pledged as Collateral:	Cost
($ in millions)
Due in one year or less	$4.8
Due after one year through five years	70.7
Due after five years through ten years	32.6
Due after ten years	170.8

Total debt securities	$278.9

The amount of CDO-related derivative cash flow hedge ineffectiveness recognized through earnings for the years ended December 31, 2005 and 2004 is $0.3 million and $(0.7) million, respectively. See Note 5 to these financial statements for information on realized investment losses related to these CDOs.

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

Derivative Instruments Held in
General Account:			As of December 31,

($ in millions)	Notional		2005		2004

	Amount	Maturity	Asset	Liability	Asset	Liability

Interest rate swaps
Fair value hedges	$150	2032	$2.0	$—	$8.0	$—
Cash flow hedges	30	2007	1.2	—	2.8	—
Non-hedging derivative instruments	360	2007	6.6	4.9	16.5	14.0
Other	75	2008-2014	0.8	—	0.1	—

Total general account derivative instrument positions	$615		$10.6	$4.9	$27.4	$14.0

Fair value hedges. We currently hold interest rate swaps that convert a portion of our fixed rate debt portfolio to variable rate debt. We account these hedges for under the shortcut method and, therefore, record no hedge ineffectiveness in current period earnings associated with these interest rate swaps.
Cash flow hedges. We currently hold interest rate swaps that effectively convert variable rate bond cash flows to fixed cash flows in order to better match the cash flows of associated liabilities. We account for these hedges under the shortcut method and, therefore, recorded no hedge ineffectiveness in earnings for 2005, 2004 and 2003. We do not expect to reclassify any amounts reported in accumulated other comprehensive income into earnings over the next twelve months with respect to these hedges.
Cross Currency Swaps. The Company uses cross currency swaps to hedge against market risks from changes in foreign currency exchange rates. Under foreign currency swaps, the Company agrees with another party (referred to as the counterparty) to exchange principal and periodic interest payments denominated in foreign currency for payments in U.S. dollars. Counterparties to such financial instruments expose the Company to credit-related losses in the event of nonperformance, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of cross currency swaps is the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. The Company held three cross currency swaps at the end of the statement period.
Total Return Swaps. The Company uses total return swaps to hedge against market risks from declining equity prices and changes in foreign currency exchange rates. Under total return swaps, the Company agrees with another party (referred to as the counterparty) to exchange the appreciation or depreciation of an equity holding in return for a floating rate payment. The appreciation or depreciation of the equity holding includes both changes from the underlying price of the security in its home currency and changes in the foreign currency exchange rate between its home currency and United States dollar. Counterparties to such financial instruments expose the Company to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of total return swaps is the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. The Company had one total return swap that expired on April 1, 2005, none at the end of the statement period.
Non-hedging derivative instruments. We also hold interest rate swaps that were initially entered into as hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities. Subsequently, we took offsetting swap positions to lock in a stream of income to supplement the income on the assets purchased.
We are exposed to credit risk in the event of nonperformance by counterparties to these derivative instruments. We do not expect that counterparties will fail to meet their financial obligation as we only enter into derivative contracts with a number of highly rated financial institutions. The credit exposure of these instruments is the positive fair value at the reporting date, or $10.6 million as of December 31, 2005. We consider the likelihood of any material loss on these instruments to be remote.

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values
of Financial Instruments:	As of December 31,

($ in millions)	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$301.5	$301.5	$435.0	$435.0
Available-for-sale debt securities (Note 5)	13,404.6	13,404.6	13,476.3	13,476.3
Available-for-sale equity securities (Note 5)	181.8	181.8	304.3	304.3
Trading equity securities	—	—	87.3	87.3
Mortgage loans (Note 5)	128.6	133.4	207.9	220.4
Debt and equity securities pledged as collateral (Note 8)	304.4	304.4	1,278.8	1,278.8
Derivative financial instruments	10.6	10.6	27.4	27.4
Policy loans (Note 5)	2,245.0	2,347.4	2,196.7	2,318.0

Financial assets	$16,576.5	$16,683.7	$18,013.7	$18,147.5

Investment contracts (Note 3)	$3,060.7	$3,054.4	$3,492.4	$3,510.8
Non-recourse collateralized obligations (Note 8)	389.9	322.0	1,355.2	1,355.9
Stock purchase contracts (Note 6)	—	—	131.9	131.9
Indebtedness (Note 6)	751.9	852.2	690.8	776.7
Derivative financial instruments	4.9	4.9	14.0	14.0

Financial liabilities	$4,207.4	$4,233.5	$5,684.3	$5,789.3

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

Allocation of Income Taxes:	Year Ended December 31,

($ in millions)	2005	2004	2003

Income taxes (benefit) applicable to:
Current	$(8.4)	$(15.2)	$(5.4)
Deferred	36.1	55.7	(12.9)

Continuing operations	27.7	40.5	(18.3)
Equity in earnings of affiliates	—	(6.8)	(0.2)
Discontinued operations	0.7	(1.2)	(1.2)

Net income (loss)	28.4	32.5	(19.7)
Other comprehensive income (loss)	(59.6)	(20.5)	(4.2)

Comprehensive income (loss)	$(31.2)	$12.0	$(23.9)

Effective Income Tax Rate:	Year Ended December 31,

($ in millions)	2005	2004	2003

Income tax expense (benefit) at statutory rate of 35%	$48.1	$48.0	$(7.1)
Tax-advantaged investment income	(11.8)	(10.8)	(6.8)
Historic rehabilitation and other tax credits	(2.3)	—	—
Realized losses (gains) on available-for-sale securities pledged as collateral	(0.5)	4.5	0.9
State income taxes	0.1	0.1	(4.3)
Tax interest	(5.3)	—	(1.1)
Other, net	(0.6)	(1.3)	0.1

Income tax expense (benefit) applicable to continuing operations	$27.7	$40.5	$(18.3)

Effective income tax rates	20.2%	29.5%	(90.6)%

Deferred Income Tax Balances Attributable to Temporary Differences:
($ in millions)	As of December 31,

	2005	2004

Deferred income tax assets
Future policyholder benefits	$233.8	$214.1
Unearned premiums / deferred revenues	108.2	118.1
Employee benefits	103.1	98.3
Intangible assets	18.3	19.2
Investments	45.5	76.8
Net operating and capital loss carryover benefits	75.6	59.5
Foreign tax credits carryover benefits	0.1	0.1
General business tax credits	18.7	12.3
Other	6.1	11.6
Valuation allowance	(9.8)	(7.9)

Gross deferred income tax assets	599.6	602.1

Deferred tax liabilities
Deferred policy acquisition costs	(377.4)	(339.0)
Investments	(86.3)	(137.0)
Investment management contracts	(79.5)	(86.6)
Other	(0.4)	(8.8)

Gross deferred income tax liabilities	(543.6)	(571.4)

Deferred income tax asset	$56.0	$30.7

We have elected to file a consolidated federal income tax return for 2005 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryforwards that we have now or in the future.
As of December 31, 2005, we had deferred tax assets of $49.9 million and $15.7 million related to net operating and capital losses, respectively, for federal income tax purposes and $10.0 million for state net operating losses. The related federal net operating losses of $142.6 million are scheduled to expire between the years 2017 and 2025. The federal capital losses of $44.8 million are scheduled to expire between 2009 and 2010. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $34.2 million in 2012 and 2014 and $91.3 million in 2019 through 2024. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $9.8 million and a $7.9 million valuation allowance at the end of 2005 and 2004, respectively, relative to the state net operating loss carryforwards.
As of December 31, 2005, our deferred income tax asset of $0.1 million related to foreign tax credit carryovers was expected to expire between the 2006 and 2008 tax years.

As of December 31, 2005, our deferred income tax assets of $18.7 million related to general business tax credits are expected to expire between the years 2022 and 2025.
We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2005 and 2004 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.
Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as reported on our consolidated balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2005, we had current taxes payable of $5.6 million.
11. Employee Benefit Plans and Employment Agreements
Pension and other postemployment benefits
We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Postemployment Benefit Cost:	Year Ended December 31,

($ in millions)	2005	2004	2003

Cost components
Recurring pension benefit expense	$20.3	$16.0	$22.8
Recurring other postretirement benefit expense	3.5	3.8	3.6
Savings plans expense	4.4	5.1	5.4

Total continuing operations recurring expense	28.2	24.9	31.8
Total non-recurring and discontinued operations expense (benefit)	—	(8.4)	1.3

Total pension and other postemployment benefit cost	$28.2	$16.5	$33.1

Principal Rates and Assumptions:	Year Ended December 31,

	2005	2004	2003

Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate	5.5%	5.75%	6.0%
Future compensation increase rate	4.0%	4.0%	3.5%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	10.0%	8.5%	9.25%
Future health care cost increase rate, age 65 and older	12.25%	10.5%	11.25%

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate	5.75%	6.0%	6.5%
Future compensation increase rate	4.0%	3.5%	3.5%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	8.5%	9.25%	10.0%
Future health care cost increase rate, age 65 and older	10.5%	11.25%	12.0%

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

Employee Pension Plan Asset Allocation:	As of December 31,

	2005	2004

Asset Category
Equity securities	67%	67%
Debt securities	26%	24%
Real estate	3%	6%
Other	4%	3%

Total	100%	100%

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

Components of Pension Benefit Expense:	Year Ended December 31,

($ in millions)	2005	2004	2003

Service cost	$11.9	$10.4	$12.4
Interest cost	33.9	32.8	33.0
Plan assets expected return	(33.0)	(30.6)	(27.4)
Net gain amortization	6.6	4.9	6.2
Prior service cost amortization	0.9	0.9	1.1
Net transition asset amortization	—	(2.4)	(2.5)

Recurring pension benefit cost	20.3	16.0	22.8

Special retirement programs cost	—	—	3.3
Curtailment	—	1.3	—

Non-recurring and discontinued operations cost	—	1.3	3.3

Pension benefit cost	$20.3	$17.3	$26.1

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

Changes in Plan Assets and Benefit Obligations:	Employee Plan		Supplemental Plan

($ in millions)	Year Ended December 31,

	2005	2004	2005	2004

Plans’ Assets
Plan assets’ actual gain	$24.5	$44.3	$—	$—
Employer contributions	27.7	8.9	5.5	5.7
Participant benefit payments	(26.0)	(25.7)	(5.5)	(5.7)

Change in plan assets	26.2	27.5	—	—
Plan assets, beginning of year	396.4	368.9	—	—

Plans’ assets, end of year	$422.6	$396.4	$—	$—

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(36.7)	$(36.1)	$(9.1)	$(7.0)
Actuarial gain (loss)	(13.3)	(35.5)	(18.3)	(11.2)
Curtailment gain (loss)	—	7.5	—	2.7
Participant benefit payments	26.0	25.7	5.5	5.7
Plan amendments	—	—	(1.5)	—

Change in projected benefit obligation	(24.0)	(38.4)	(23.4)	(9.8)
Projected benefit obligation, beginning of year	(499.0)	(460.6)	(134.6)	(124.8)

Projected benefit obligation, end of year	$(523.0)	$(499.0)	$(158.0)	$(134.6)

Accumulated benefit obligation	$492.6	$474.5	$139.9	$126.6

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

Funded Status of Pension Plans:	Employee Plan		Supplemental Plan

($ in millions)	Year Ended December 31,

	2005	2004	2005	2004

Excess of accrued pension benefit cost over amount contributed to plan	$(16.0)	$(37.0)	$(94.0)	$(86.0)
Additional minimum liability	(54.0)	(41.2)	(45.9)	(40.6)

Excess of accumulated benefit obligation over plan assets	(70.0)	(78.2)	(139.9)	(126.6)
Intangible asset	7.0	8.0	—	—
Minimum pension liability adjustment in accumulated other comprehensive income	47.0	33.2	45.9	40.6

Funding status recognized in balance sheet	(16.0)	(37.0)	(94.0)	(86.0)

Net unamortized loss	(77.4)	(57.6)	(66.5)	(52.6)
Unamortized prior service (cost) credit	(7.0)	(8.0)	2.5	4.0

Funding status unrecognized in balance sheet	(84.4)	(65.6)	(64.0)	(48.6)

Plan assets less than projected benefit obligations, end of year	$(100.4)	$(102.6)	$(158.0)	$(134.6)

We expect to contribute $1.9 million to the employee pension plan during 2006. We made payments totaling $27.7 million to the pension plan during 2005 including $5.7 million toward the estimated 2005 contribution and $22.0 million of additional contributions.
Other postemployment benefits

Components of Postretirement Benefit Cost:	Year Ended December 31,

($ in millions)	2005	2004	2003

Service cost	$1.3	$1.8	$1.7
Interest cost	3.9	4.3	4.8
Net gain amortization	(0.1)	(0.3)	(0.1)
Prior service cost amortization	(1.6)	(2.0)	(2.8)

Recurring other postretirement benefit cost	3.5	3.8	3.6
Curtailments	—	(9.7)	(2.0)

Other postretirement benefit cost (benefit)	$3.5	$(5.9)	$1.6

Changes in Plan Projected Benefit Obligation:	Year Ended December 31,

($ in millions)	2005	2004

Service and interest cost accrued	$(5.2)	$(6.1)
Actuarial gain (loss)	(4.2)	4.4
Curtailments	—	3.6
Participant benefit payments	6.7	6.5
Plan amendments	0.6	—

Change in projected benefit obligation	(2.1)	8.4
Projected benefit obligations, beginning of year	(70.3)	(78.7)

Projected benefit obligations, end of year	$(72.4)	$(70.3)

Funded Status of Other Postretirement Benefit Plans:	As of December 31,

($ in millions)	2005	2004

Accrued benefit obligation included in other liabilities	$(84.9)	$(88.0)

Net unamortized gain	6.1	10.3
Unamortized prior service credits	6.4	7.4

Funding status unrecognized in balance sheet	12.5	17.7

Plan assets less than projected benefit obligations, end of year	$(72.4)	$(70.3)

The health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $0.4 million and the annual service and interest cost by less than $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $1.0 million and the annual service and interest cost by less than $0.1 million.
Savings plans
During 2005, 2004 and 2003, we incurred costs of $4.4 million, $5.1 million and $5.4 million, respectively, for contributions to our employer-sponsored savings plans.
During 2005 and 2004, we contributed 204,844 and 412,239 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $3.3 million and $6.5 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of $2.5 million and $4.9 million.
In connection with the sale of our retail affiliated broker-dealer operations, we have begun the process of terminating our employer-sponsored savings plan for affected employees. The effect of this termination is not expected to be material to our financial statements.
Stock options
We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. For stock options awarded, we recognize expense over the service period equal to their fair value at issuance. We calculate the fair value of options using the Black-Scholes option valuation model.
During the three years ended December 31, 2005, we granted options to employees and non-employee directors. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vested immediately. No options were exercisable until June 25, 2003, the second anniversary of our initial public offering. All options terminate ten years from the date of grant. The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for PXP officers and employees, less the number of share options issuable under the Directors’ Stock Plan. The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

Stock Option Activity:	Year Ended December 31,

($ in millions, except per share data)	2005		2004

		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	4,329,983	$15.05	4,627,856	$15.45
Granted	462,457	11.46	566,070	11.24
Exercised	(34,170)	9.21	(18,542)	9.07
Canceled	(331,598)	14.25	(845,401)	14.68

Outstanding, end of year	4,426,672	$14.78	4,329,983	$15.05

At December 31, 2005, 3.6 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.61. The exercise prices of exercisable stock options ranged from $7.93 to $16.20 per share. At December 31, 2005, the weighted-average remaining contractual life for all options outstanding was 7.02 years.

Key Assumptions Used in Option Valuation:	Year Ended December 31,

	2005	2004

Weighted-average expected volatility	33.5%	30.8%
Weighted-average interest rate	4.1%	4.2%
Weighted-average common share dividend yield	1.4%	1.5%
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

RSU Activity at Weighted-Average Issue Price:	Year Ended December 31,

	2005		2004

		Issue		Issue
	RSUs	Price	RSUs	Price

Outstanding, beginning of year	1,649,888	$10.61	1,436,843	$10.47
Awarded to officers and directors	229,408	12.00	213,045	11.59
Canceled	(9,903)	12.91	—	—

Outstanding, end of year	1,869,393	$10.77	1,649,888	$10.61

In addition to the RSU activity above, 4.4 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.
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
We recorded non-recurring expenses of $19.5 million ($12.4 million after income taxes), $33.7 million ($21.9 million after income taxes) and $11.4 million ($7.2 million after income taxes) in 2005, 2004 and 2003, respectively, primarily in connection with organizational and employment-related costs. The 2004 charges relate mainly to the sale of our retail affiliated broker-dealer operations and the outsourcing of our information technology infrastructure services. Reserves for management restructuring agreements are not material to our consolidated financial statements at December 31, 2005 and 2004.
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

Sources of Other Comprehensive
Income:	Year Ended December 31,

($ in millions)	2005		2004		2003

	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(483.6)	$(174.2)	$39.2	$26.7	$131.8	$159.6
Net realized investment losses on available-for-sale securities included in net income	(15.1)	(8.5)	(43.0)	(22.4)	(113.9)	(74.0)

Net unrealized investment gains	(498.7)	(182.7)	(3.8)	4.3	17.9	85.6
Minimum pension liability adjustment	(19.0)	(12.4)	(26.5)	(17.2)	1.7	1.1
Net unrealized foreign currency translation adjustment	(6.4)	(4.1)	(4.6)	(0.6)	11.9	8.2
Net unrealized derivative instruments and other gains (losses)	82.2	82.2	4.6	7.8	41.6	40.3

Other comprehensive income (loss)	(441.9)	$(117.0)	(30.3)	$(5.7)	73.1	$135.2

Applicable policyholder
dividend obligation	(194.8)		3.6		(45.5)
Applicable deferred policy acquisition cost amortization	(70.5)		(7.7)		(12.4)
Applicable deferred income taxes (benefit)	(59.6)		(20.5)		(4.2)

Offsets to other comprehensive income	(324.9)		(24.6)		(62.1)

Other comprehensive income (loss)	$(117.0)		$(5.7)		$135.2

Components of Accumulated Other Comprehensive Income:	As of December 31,

($ in millions)	2005		2004

	Gross	Net	Gross	Net

Unrealized gains on investments	$309.4	$28.9	$808.1	$211.6
Minimum pension liability adjustment (Note 11)	(92.8)	(60.3)	(73.8)	(47.9)
Unrealized foreign currency translation adjustment	(0.7)	(0.6)	5.7	3.5
Unrealized losses on derivative instruments and other	(42.8)	(27.0)	(125.0)	(109.2)

Accumulated other comprehensive income	173.1	$(59.0)	615.0	$58.0

Applicable policyholder dividend obligation	241.5		436.3
Applicable deferred policy acquisition costs	15.9		86.4
Applicable deferred income taxes	(25.3)		34.3

Offsets to accumulated other comprehensive income	232.1		557.0

Accumulated other comprehensive income	$(59.0)		$58.0

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

Shares Used in Calculation of Earnings Per Share:	Year Ended December 31,

(shares in thousands)	2005	2004	2003

Weighted-average common shares outstanding	95,045	94,676	94,218

Weighted-average effect of dilutive potential common shares:
Restricted stock units awarded and outstanding	1,802	1,510	1,236
Restricted stock units to be awarded subject to performance contingencies	398	—	—
Employee stock options assumed issued	151	101	12
Equity units assumed issued	5,042	4,488	1,096

Potential common shares	7,393	6,099	2,344
Less: Potential common shares excluded from calculation due to operating losses	—	—	(2,344)

Dilutive potential common shares	7,393	6,099	—

Weighted-average common shares outstanding, including dilutive potential common shares	102,438	100,775	94,218

Employee stock options and equity units excluded from calculation due to anti-dilutive exercise prices (i.e., in excess of average common share market prices)
Stock options	3,433	3,632	4,187
Equity units	—	—	—
There are no adjustments to net income (loss) for the years 2005, 2004 and 2003 for purposes of calculating earnings per share.
14. Discontinued Operations
During the first quarter of 2004, we sold 100% of the common stock held by us in Phoenix National Trust Company. The financial statement effect of this transaction is not material to our consolidated financial statements. The net after-tax income (loss) included in discontinued operations for the years ended 2005, 2004 and 2003 was $(0.7) million, $0.1 million and $(2.1) million, respectively.
During 1999, we discontinued our reinsurance operations as further described in Note 17.
We have excluded assets and liabilities of the discontinued operations from the assets and liabilities of continuing operations and on a net basis included them in other assets in our consolidated balance sheet.
15. Phoenix Life Statutory Financial Information and Regulatory Matters
Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.
As of December 31, 2005, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

•	policy acquisition costs are expensed when incurred;
•	investment reserves are based on different assumptions;
•	surplus notes are included in surplus rather than debt;
•	postretirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;
•	life insurance reserves are based on different assumptions; and
•	net deferred income tax assets in excess of 10% of previously filed statutory capital and surplus are not recorded.

Statutory Financial Data for Phoenix Life:	As of or for the Year Ended December 31,

($ in millions)	2005	2004	2003

Statutory capital, surplus, and surplus notes	$885.5	$814.6	$762.9
Asset valuation reserve, or AVR	210.8	213.6	198.6

Statutory capital, surplus, surplus notes and AVR	$1,096.3	$1,028.2	$961.5

Statutory gain from operations	$106.2	$35.1	$69.7

Statutory net income	$61.0	$47.1	$21.5

New York Insurance Law requires that New York life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Each of the United States insurance subsidiaries of Phoenix Life is also subject to these same risk-based capital requirements. Phoenix Life and each of its insurance subsidiaries’ risk-based capital was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2005 and 2004.
Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $35.1 million in 2005 and is able to pay $88.6 million in dividends in 2006 without prior approval from the New York State Insurance Department. Any dividend payments in excess of $88.6 million in 2006 would be subject to the discretion of the New York Superintendent of Insurance.

16. Premises and Equipment
Premises and equipment, consisting primarily of office buildings occupied by us, are stated at cost less accumulated depreciation and amortization. We depreciate buildings on the straight-line method over 10 to 45 years and equipment primarily on a modified accelerated method over 3 to 10 years. We amortize leasehold improvements over the terms of the related leases.

Cost and Carrying Value of Premises and Equipment:	As of December 31,

($ in millions)	2005		2004

		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$101.1	$34.9	$116.0	$45.7
Equipment	198.0	36.1	178.0	26.0
Leasehold improvements	7.7	3.2	8.5	3.3

Premises and equipment cost and carrying value	306.8	$74.2	302.5	$75.0

Accumulated depreciation and amortization	(232.6)		(227.5)

Premises and equipment	$74.2		$75.0

Depreciation and amortization expense for premises and equipment for 2005, 2004 and 2003 totaled $10.9 million, $13.5 million and $19.3 million, respectively.
On May 25, 2004, we sold our Enfield, Connecticut office facility for a loss of $1.0 million ($0.7 million after-tax). In anticipation of that sale, we had recorded a $6.2 million ($4.0 million after-tax) realized impairment loss in 2003.
Rental expenses for operating leases for continuing operations, principally with respect to buildings, amounted to $7.1 million, $10.5 million and $11.4 million in 2005, 2004 and 2003, respectively. Future minimum rental payments under non-cancelable operating leases for continuing operations were $50.9 million as of December 31, 2005, payable as follows: in 2006, $13.9 million; in 2007, $12.2 million; in 2008, $9.5 million; in 2009, $5.2 million; in 2010, $4.6 million and thereafter, $5.5 million.
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
Over the past few years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies. These regulatory inquiries have focused on a number of mutual fund issues, including late-trading and valuation issues. Our asset management products, which we offer through mutual funds directly to retail investors and qualified retirement plans as well as through the separate accounts associated with certain of our variable life insurance policies and variable annuity products, entitle us to impose restrictions on frequent exchanges and trades in the mutual funds and on transfers between sub-accounts and variable products. We, like many others in the financial services industry, have received requests for information from the SEC and state authorities, in each case requesting documentation and other information regarding various mutual fund regulatory issues. We continue to cooperate fully with these regulatory agencies in responding to these requests.
Over the past two years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office. While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.
In 2004, we received a subpoena from the Connecticut Attorney General’s office requesting information regarding certain distribution practices since 1998. Over 40 companies received such a subpoena. We cooperated fully and have had no further inquiry since filing our response.
In 2005, we received a subpoena from the Connecticut Attorney General’s office and an inquiry from the Connecticut Insurance Department requesting information regarding finite reinsurance. We cooperated fully and have had no further inquiry since responding.
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
Discontinued Reinsurance Operations
In 1999, we discontinued our reinsurance operations through a combination of sale, reinsurance and placement of certain retained group accident and health reinsurance business into run-off. We adopted a formal plan to stop writing new contracts covering these risks and to end the existing contracts as soon as those contracts would permit. However, we remain liable for claims under contracts which have not been commuted.
We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amounts we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business.
Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $60.0 million as of December 31, 2005. Our total amounts recoverable from retrocessionaires related to paid losses were $20.0 million as of December 31, 2005. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the years ended December 31, 2005, 2004 and 2003, respectively.
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
Additional information with respect to our group accident and health reinsurance run-off exposures follows:
Unicover Managers, Inc.
A significant portion of the claims arising from our discontinued group accident and health reinsurance business arises from the activities of Unicover Managers, Inc., or Unicover. Unicover organized and managed a group, or pool, of insurance companies, or Unicover pool, and two other facilities, or Unicover facilities, which reinsured the life and health insurance components of workers’ compensation insurance policies issued by various property and casualty insurance companies. We were a member of the Unicover pool but terminated our participation in the pool effective March 1, 1999. Further, we were a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool and two other Unicover facilities, providing the pool and facility members with reinsurance of the risks that the pool and facility members had assumed.
We have been involved in disputes relating to the activities of Unicover. Most of the disputes have been resolved by settlement or arbitration. The amounts paid and the results achieved in the settlements and arbitration decision were consistent with the amounts previously reflected in our consolidated financial statements.
Related Proceedings
In our capacity as a retrocessionaire of the Unicover business, we had an extensive program of our own reinsurance in place to protect us from financial exposure to the risks we had assumed. We have been involved in disputes with certain of our own retrocessionaires who had sought on various grounds to avoid paying any amounts to us. Most of those disputes, including the matter described below, have been resolved. The amounts received and the results achieved in the settlements and arbitration decisions were consistent with the amounts previously reflected in our consolidated financial statements.
As of December 31, 2005, we have resolved a dispute with a retrocessionaire that had been the subject of arbitration initiated by the retrocessionaire in 2000. We had previously received favorable decisions from an arbitration panel and the English Court of Appeals that have resulted in payments by the retrocessionaire totaling $65.0 million, including $50.0 million during 2005. In July 2005, an arbitration panel determined that the retrocessionaire was not liable for certain billings related to a commutation totaling $25.0 million. We were denied permission to appeal this decision. As of December 31, 2005, the retrocessionaire is current in respect of the reinsurance recoverable balance on this contract.
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
Other Proceedings
Another set of disputes involves personal accident business that was reinsured in the London reinsurance market in which we participated from 1994 to 1997. These disputes involve multiple layers of reinsurance and allegations that the reinsurance programs created by the brokers involved in placing those layers were interrelated and devised to disproportionately pass losses to a top layer of reinsurers. Many companies who participated in this business are involved in litigation or arbitration in attempts to avoid their obligations on the basis of misrepresentation. Because of the complexity of the disputes and the reinsurance arrangements, we and many of these companies have participated in negotiations that have resulted in settlements of disputes relating to the 1994 and 1995 contract years. The amounts paid and the results achieved in the 1994 and 1995 contract year settlements are consistent with the amounts previously reflected in our consolidated financial statements. Although we are vigorously defending our contractual rights in respect of the 1996 and 1997 contract year disputes, we remain actively involved in attempts to reach negotiated business solutions. At this stage, we cannot predict the outcome, nor can we estimate the remaining amount at risk with a reliable degree of certainty. This is due in part to our lack of sufficient claims information (which has resulted from disputes among ceding reinsurers that have led to delayed processing, reporting blockages, and standstill agreements among reinsurers). However, it is our opinion based on current information that amounts included in our reserves as of December 31, 2005 are adequate with respect to the 1996 and 1997 contract year disputes.
18. Other Commitments
During the third quarter of 2004, we entered into a seven-year information technology infrastructure services agreement with Electronic Data Systems, or EDS, under which we expect to make aggregate payments of approximately $120.0 million.
During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of December 31, 2005, the Company had committed $166.3 million under such investments, of which $64.8 million is expected to be disbursed by December 31, 2006.
In connection with the sale of certain venture capital partnerships, Phoenix Life has issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. We believe the likelihood that we will have to perform under this guarantee is remote. The unfunded commitments were $30.2 million at December 31, 2005.
19. Condensed Financial Information of The Phoenix Companies, Inc.
A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position:	As of December 31,

($ in millions)	2005	2004

Assets
Cash and cash equivalents	$49.9	$61.0
Investment in Phoenix Life	1,736.9	1,714.4
Investment in PXP	227.0	226.3
Investments in other subsidiaries	11.2	12.8
Loans to PXP	350.0	366.0
Advances to subsidiaries	203.8	208.9
Hilb Rogal and Hobbs, or HRH, common stock, at fair value (Note 5)	—	131.3
Intangible assets (Note 11)	7.0	8.0
Deferred income taxes	122.5	113.9
Other assets	112.7	124.1

Total assets	$2,821.0	$2,966.7

Liabilities and Stockholders’ Equity
Stock purchase contracts (Note 6)	$—	$131.9
Indebtedness (Note 6)	455.7	461.7
Accrued pension and postemployment benefits (Note 11)	282.3	275.1
Other liabilities	75.9	75.6

Total liabilities	813.9	944.3
Total stockholders’ equity	2,007.1	2,022.4

Total liabilities and stockholders’ equity	$2,821.0	$2,966.7

Parent Company Results of Operations:	Year Ended December 31,

($ in millions)	2005	2004	2003

Revenues
Dividends received from subsidiary, Phoenix Life	$35.1	$69.7	$44.5
Investment income, principally from subsidiary, PXP	25.8	22.5	23.0
Net realized investment gains	(5.5)	—	(0.1)

Total revenues	55.4	92.2	67.4

Interest expense	29.9	27.4	26.9
Other operating expenses	22.5	25.9	18.8

Total expenses	52.4	53.3	45.7

Income before income taxes and equity in undistributed losses of subsidiaries	3.0	38.9	21.7
Income tax benefit	(13.8)	(12.3)	(8.5)

Income before equity in undistributed earnings of subsidiaries	16.8	51.2	30.2
Equity in undistributed earnings (losses) of subsidiaries	91.6	35.2	(36.4)

Net income (loss)	$108.4	$86.4	$(6.2)

Parent Company Cash Flows:	Year Ended December 31,

($ in millions)	2005	2004	2003

Operating Activities
Cash dividends received from subsidiary	$35.1	$69.7	$44.5
Investment income received	8.8	10.6	9.7
Interest, income taxes and other expenses paid, net	(17.9)	(19.1)	(21.0)

Cash from operating activities	26.0	61.2	33.2

Advances to subsidiaries and capital contributed to subsidiaries	(19.3)	(4.0)	(7.8)
Purchase of subsidiaries	(3.0)	(4.0)	(17.9)

Cash for investing activities	(22.3)	(8.0)	(25.7)

Common stock issuance	0.4	0.1	—
Common stock dividend paid	(15.2)	(15.1)	(15.1)

Cash (for) from financing activities	(14.8)	(15.0)	(15.1)

Change in cash and cash equivalents	(11.1)	38.2	(7.6)
Cash and cash equivalents, beginning of year	61.0	22.8	30.4

Cash and cash equivalents, end of year	$49.9	$61.0	$22.8

20. Additional Operating Cash Flow Information
Cash and cash equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Operating Cash Flows on Indirect Basis:	Years Ended December 31,

($ in millions)	2005	2004	2003

OPERATING ACTIVITIES
Income (loss) from continuing operations	$109.1	$86.3	$(4.1)
Net realized investment losses	(34.2)	0.8	98.5
Proceeds from sale of trading securities	129.7	—	—
Unrealized gain on trading equity securities	—	(85.9)	—
Amortization and depreciation	52.9	49.1	52.5
Investment (gains) loss	12.3	(73.6)	78.5
Equity in (earnings) losses of affiliates	—	17.2	2.0
Deferred income tax (benefit) expense	36.0	48.5	(11.9)
Decrease (increase) in receivables	(24.0)	38.3	(7.7)
Deferred policy acquisition costs increase	(55.6)	(54.5)	(111.4)
Increase in policy liabilities and accruals	347.5	60.1	454.1
Other assets and other liabilities net change	(133.7)	(39.7)	(165.3)

Cash from continuing operations	440.0	46.6	385.2
Discontinued operations, net	4.4	14.9	(36.5)

Cash from operating activities	$444.4	$61.5	$348.7

21. Supplemental Unaudited Financial Information

Summarized Selected Quarterly Financial Data:	Quarter Ended

($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,

	2005

Revenues	$613.4	$623.9	$657.4	$714.2
Income from continuing operations	$9.4	$22.4	$27.1	$50.2
Net income	$9.4	$22.4	$26.4	$50.2
Earnings per share:
Basic	$0.10	$0.24	$0.28	$0.53
Diluted	$0.09	$0.22	$0.26	$0.48

Summarized Selected Quarterly Financial Data:	Quarter Ended

($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,

	2004

Revenues	$673.3	$666.1	$660.5	$743.3
Income (loss) from continuing operations	$16.3	$14.6	$7.1	$48.3
Net income (loss)	$16.6	$14.4	$7.1	$48.3
Earnings (loss) per share:
Basic	$0.18	$0.15	$0.07	$0.51
Diluted	$0.16	$0.14	$0.07	$0.48

EXHIBIT INDEX

Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

3.2	Form of By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.1	Phoenix Home Life Mutual Insurance Company Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.2	The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.3	Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4	Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5	The Phoenix Companies, Inc. Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.6	The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001, as amended)

10.7	The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.8	First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.9	The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.10	First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.11	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

10.12	First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

Exhibit

10.13	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B effective as of August 1, 2004 (incorporated herein by reference to Exhibit 10.11 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 9, 2004)

10.14	First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B (effective as of August 1, 2004) (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.15	Phoenix Investment Partners 2001 Phantom Option Plan (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.16	Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to Exhibit 10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.17	Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003) (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.18	First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003) (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.19	The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.20	Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.21	The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.22	First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.23	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.24	The Phoenix Companies, Inc. Form of Transition Incentive Plan Award, effective as of January 1, 2005*

10.25	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.26	Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.27	Shareholder’s Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

Exhibit

10.28	Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.29	Agreement Regarding Purchase and Sale of Class C Units effective as of September 30, 2005, by and between Phoenix Investment Partners, Ltd., Kayne Anderson Rudnick Investment Management, LLC and various individuals (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K/A filed January 12, 2006)

10.30	Amended and Restated Purchase Agreement effective as of October 26, 2005 by and between Phoenix Life Insurance Company and Edgemere Capital, LLC (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.31	Credit Agreement dated as of November 22, 2004 between The Phoenix Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.32	Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.28 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.33	Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 1, 2003)

10.34	Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.35	Change in Control Agreement dated as of January 1, 2003, between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.36	Restricted Stock Units Agreement effective as of November 4, 2004 between The Phoenix Companies, Inc. and Michael E. Haylon*

10.37	Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.38	Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.39	Change in Control Agreement dated as of May 12, 2003, between The Phoenix Companies, Inc. and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.40	Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc. and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.41	Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and John F. Sharry (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

Exhibit
10.42	Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.43	Change in Control Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.52 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.44	Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.45	Change in Control Agreement dated as of January 1, 2003 between The Phoenix Companies, Inc. and James Wehr (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.46	Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.47	Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.48	Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.49	Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.50	Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

12	Ratio of Earnings to Fixed Charges*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Dona D. Young, Chief Executive Officer and Michael E. Haylon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056

E-4