Form 10-Q
period 2006-03-31
PHOENIX COMPANIES INC/DE
filed 2006-05-10
CIK 1129633

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☑     No ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

On April 30, 2006, the registrant had 112.6 million shares of common stock outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

March 31, 2006 (unaudited) and December 31, 2005

	Mar 31, 2006	Dec 31, 2005
ASSETS:
Available-for-sale debt securities, at fair value	$13,153.2	$13,404.6
Available-for-sale equity securities, at fair value	185.2	181.8
Mortgage loans, at unpaid principal balances	114.0	128.6
Venture capital partnerships, at equity in net assets	116.5	145.1
Policy loans, at unpaid principal balances	2,273.3	2,245.0
Other investments	334.4	310.6
	16,176.6	16,415.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	301.1	304.4
Total investments	16,477.7	16,720.1
Cash and cash equivalents	348.9	301.5
Accrued investment income	229.6	225.8
Receivables	228.1	146.9
Deferred policy acquisition costs	1,658.1	1,556.0
Deferred income taxes	72.2	56.0
Intangible assets	255.4	295.9
Goodwill	467.7	467.7
Other assets	224.7	224.1
Separate account assets	7,940.4	7,722.2
Total assets	$27,902.8	$27,716.2

LIABILITIES:
Policy liabilities and accruals	$13,246.4	$13,246.2
Policyholder deposit funds	2,863.0	3,060.7
Indebtedness	740.1	751.9
Other liabilities	572.0	534.3
Non-recourse collateralized obligations	379.5	389.9
Separate account liabilities	7,940.4	7,722.2
Total liabilities	25,741.4	25,705.2

CONTINGENT LIABILITIES (NOTE 11)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	3.9	3.9

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 123,874,544 and 106,429,147 shares issued	1.2	1.1
Additional paid-in capital	2,597.5	2,437.6
Accumulated deficit	(191.4)	(193.1)
Accumulated other comprehensive loss	(70.3)	(59.0)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,157.5	2,007.1
Total liabilities, minority interest and stockholders’ equity	$27,902.8	$27,716.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2006 and 2005

	2006	2005
REVENUES:
Premiums	$207.5	$226.8
Insurance and investment product fees	139.1	129.0
Broker-dealer commission and distribution fees	7.3	6.8
Investment income, net of expenses	251.2	268.7
Net realized investment gains (losses)	33.2	(17.9)
Total revenues	638.3	613.4

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	333.9	343.3
Policyholder dividends	106.8	83.8
Policy acquisition cost amortization	30.0	28.2
Intangible asset amortization	8.0	8.4
Intangible impairment	32.5	—
Interest expense on indebtedness	12.4	11.1
Interest expense on non-recourse collateralized obligations	4.4	8.9
Other operating expenses	111.4	117.2
Total benefits and expenses	639.4	600.9
Income from continuing operations before income taxes, minority interest and equity in earnings of affiliates	(1.1)	12.5
Applicable income tax (benefit) expense	(2.8)	2.8
Income from continuing operations before minority interest and equity in earnings of affiliates	1.7	9.7
Minority interest in net income of consolidated subsidiaries	—	(0.3)
Net income	$1.7	$9.4

EARNINGS PER SHARE:
Net earnings – basic	$0.02	$0.10
Net earnings – diluted	$0.02	$0.09
Basic weighted-average common shares outstanding (in thousands)	103,645	94,930
Diluted weighted-average common shares outstanding (in thousands)	106,176	102,301

COMPREHENSIVE INCOME:
Net income	$1.7	$9.4
Net unrealized investment losses	(16.3)	(56.0)
Net unrealized foreign currency translation losses	—	(6.8)
Net unrealized derivative instruments gains	5.0	32.5
Other comprehensive loss	(11.3)	(30.3)
Comprehensive loss	$(9.6)	$(20.9)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Three Months Ended March 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Premiums collected	$215.7	$244.0
Insurance and investment product fees collected	146.9	142.9
Investment income collected	219.4	250.8
Proceeds from sale of trading equity securities	—	70.4
Policy benefits paid, excluding policyholder dividends	(244.1)	(280.3)
Policyholder dividends paid	(78.3)	(92.7)
Policy acquisition costs paid	(93.8)	(32.8)
Interest expense on indebtedness paid	(7.5)	(6.6)
Interest expense on collateralized obligations paid	(4.4)	(8.9)
Other operating expenses paid	(145.2)	(128.7)
Income taxes refunded (paid)	(0.9)	0.4
Cash from continuing operations	7.8	158.5
Discontinued operations, net	8.0	3.8
Cash from operating activities	15.8	162.3

INVESTING ACTIVITIES:
Investment purchases	(1,662.1)	(889.2)
Investment sales, repayments and maturities	1,762.8	706.7
Debt and equity securities pledged as collateral sales	6.8	9.0
Subsidiary purchases	—	(0.1)
Premises and equipment additions	(4.4)	(3.7)
Discontinued operations, net	(12.2)	1.2
Cash from (for) investing activities	90.9	(176.1)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	150.4	164.5
Policyholder deposit fund withdrawals	(348.1)	(231.1)
Indebtedness repayments	(9.8)	—
Loaned securities proceeds	—	59.0
Collateralized obligations repayments	(5.5)	(33.2)
Common stock issued for equity units stock purchase contracts	153.7	—
Minority interest distributions	—	(8.3)
Cash for financing activities	(59.3)	(49.1)
Change in cash and cash equivalents	47.4	(62.9)
Cash and cash equivalents, beginning of period	301.5	435.0
Cash and cash equivalents, end of period	$348.9	$372.1

Included in cash and cash equivalents above is cash pledged as collateral of $16.5 million and $36.8 million at March 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Three Months Ended March 31, 2006 and 2005

	2006	2005
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Common stock issuance	$0.1	$—
Compensation expense deferred on restricted stock units awarded	(1.9)	(1.0)
Compensation expense recognized on restricted stock units	7.5	1.7
Stock options awarded as compensation	0.8	0.3
Other additional paid-in capital	153.5	—

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income	1.7	9.4
Excess of cost over fair value of common shares contributed to employee savings plan	—	(0.3)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	(11.3)	(30.3)

TREASURY STOCK:
Common shares contributed to employee savings plan (0 and 111,688 shares)	—	1.7
Change in stockholders’ equity	150.4	(18.5)
Stockholders’ equity, beginning of period	2,007.1	2,022.4
Stockholders’ equity, end of period	$2,157.5	$2,003.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

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

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States, or GAAP.  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of:  deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities.  Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2005 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three-month period in 2006 are not necessarily indicative of the results that may be expected for the year 2006.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2005 Annual Report on Form 10-K.

Recently issued accounting standards

Deferred Acquisition Costs:  In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97.  The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We will adopt SOP 05-1 on January 1, 2007.  We are currently assessing the impact of SOP 05-1 on our financial position and results of operations.

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1.  FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our financial statements.

Share-Based Payment:  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.  While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.  Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements.

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for share-based compensation awarded prior to December 31, 2002, follow:

Pro Forma Net Income and Earnings Per Share:	Three Months Ended
($ in millions, except per share data)	March 31, 2005

Net income, as reported	$9.4
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	0.2
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(1.3)
Pro forma net income	$8.3

Basic earnings per share:
As reported	$0.10
Pro forma	$0.09
Diluted earnings per share:
As reported	$0.09
Pro forma	$0.08

All share-based compensation awarded prior to December 31, 2002 had a vesting period of three years or less and, therefore, would have been fully expensed by December 31, 2005 under the fair value method of accounting.  See Note 9 to these financial statements for additional information related to share-based compensation.

Business combinations and dispositions

Phoenix National Insurance Company

Effective December 30, 2005, we sold 100% of the common stock held by us in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR.  In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006.  The remainder plus deferred interest is due in January 2007.  The interest rate on the notes is 4.75%.

Seneca Capital Management

On May 2, 2005, we completed the acquisition of the minority interest in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%.  The effect of this acquisition was not material to our consolidated financial statements.

Aberdeen Asset Management, PLC

On January 14, 2005, we disposed of our equity interest in Aberdeen Asset Management PLC for proceeds of $70.4 million, which resulted in a $7.0 million after-tax realized investment loss.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for proceeds of $59.0 million.  We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received.  In the first quarter of 2006, we recognized an additional $6.5 million after-tax earn-out gain and we may be entitled to additional consideration based on Lombard’s financial performance through 2006.

2.

Business Segments

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth.  We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants.  We offer a broad range of life insurance, annuity and asset management products through a variety of independent distributors.  These products are managed within two operating segments — Life and Annuity and Asset Management.  Through December 31, 2005, we reported our remaining activities in two non-operating segments — Venture Capital and Corporate and Other.  Effective January 1, 2006, the Venture Capital segment was eliminated as further described below.

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable universal life, term life and variable annuities.  The Asset Management segment includes private client and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds.  We provide more information on the Life and Annuity and Asset Management operating segments in Notes 3 and 4, respectively, to these financial statements.

The Venture Capital segment included our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block.  In October 2005, we entered into an agreement to sell to a third party approximately three-quarters of the assets in our Venture Capital segment.  As a result of the transaction, the Venture Capital segment was eliminated effective January 1, 2006 and earnings from the remaining assets are now allocated to the Life and Annuity segment.  We provide more information on these investments in Note 5 to these financial statements.  Corporate and Other includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable segments.  These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

Segment assets, revenues and income information follows:

Segment Information on Assets:	Mar 31,	Dec 31,
($ in millions)	2006	2005

Segment assets
Life and annuity segment	$25,742.0	$25,868.1
Asset management segment	781.4	825.0
Operating segment assets	26,523.4	26,693.1
Venture capital segment	—	71.7
Corporate and other segment	1,354.4	930.6
Total segment assets	27,877.8	27,695.4
Net assets of discontinued operations	25.0	20.8
Total assets	$27,902.8	$27,716.2

Segment Information on Revenues and Income:	Three Months Ended
($ in millions)	March 31,
	2006	2005
Segment revenues
Life and annuity segment	$547.0	$556.1
Asset management segment	48.8	61.0
Elimination of inter-segment revenues.	2.6	2.1
Operating segment revenues	598.4	619.2
Venture capital segment	—	(2.2)
Corporate and other segment	6.7	14.3
Total segment revenues	605.1	631.3
Net realized investment gains (losses)	33.2	(17.9)
Total revenues	$638.3	$613.4

Segment income (loss)
Life and annuity segment	$38.3	$44.0
Asset management segment	(34.6)	(1.7)
Operating segment pre-tax income	3.7	42.3
Venture capital segment	—	(2.2)
Corporate and other segment	(17.4)	(16.3)
Total segment income before income taxes	(13.7)	23.8
Applicable income taxes (benefit)	(7.5)	7.0
Total segment income (loss)	(6.2)	16.8
Net realized investment gains (losses), net of income taxes and other offsets	10.4	(5.5)
Restructuring costs, net of income taxes	(2.5)	(1.9)
Net income	$1.7	$9.4

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

Life and Annuity Segment Assets:	Mar 31,	Dec 31,
($ in millions)	2006	2005

Segment assets
Investments	$15,493.5	$16,061.2
Cash and cash equivalents	226.9	173.8
Receivables	217.4	213.4
Deferred policy acquisition costs	1,658.1	1,556.0
Deferred income taxes	—	—
Goodwill and other intangible assets	13.4	13.4
Other general account assets	193.0	129.3
Separate accounts	7,939.7	7,721.0
Total segment assets	$25,742.0	$25,868.1

Life and Annuity Segment Income:	Three Months Ended
($ in millions)	March 31,
	2006	2005
Segment income
Premiums	$207.5	$226.8
Insurance and investment product fees	98.1	75.6
Net investment income	241.4	253.7
Total segment revenues	547.0	556.1
Policy benefits, including policyholder dividends	419.6	429.0
Policy acquisition cost amortization	32.6	33.0
Other operating expenses	56.5	50.1
Total segment benefits and expenses	508.7	512.1
Segment income before income taxes	38.3	44.0
Allocated income taxes	12.0	14.0
Segment income	26.3	30.0
Net realized investment gains (losses), net of income taxes and other offsets	(4.2)	(0.6)
Segment net income	$22.1	$29.4

Life and Annuity Segment Revenues by Product:	Three Months Ended
($ in millions)	March 31,
	2006	2005
Premiums
Term life insurance	$4.0	$3.0
Other life insurance	2.7	3.1
Total, non-participating life insurance	6.7	6.1
Participating life insurance	200.8	220.7
Total premiums	207.5	226.8
Insurance and investment product fees
Variable universal life insurance	28.9	28.3
Universal life insurance	51.0	29.2
Other life insurance	0.1	—
Total, life insurance	80.0	57.5
Annuities	18.1	18.1
Total insurance and investment product fees	98.1	75.6
Net investment income	241.4	253.7
Segment revenues	$547.0	$556.1

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Policy acquisition costs deferred	$93.8	$32.8
Costs amortized to expenses:
Recurring costs related to segment income	(32.6)	(33.0)
Decrease related to realized investment gains or losses	2.6	4.8
Offsets to net unrealized investment gains or losses included in other comprehensive income	38.3	59.8
Change in deferred policy acquisition costs	102.1	64.4
Deferred policy acquisition costs, beginning of period	1,556.0	1,429.9
Deferred policy acquisition costs, end of period	$1,658.1	$1,494.3

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

			Inception
Closed Block Assets and Liabilities:	Mar 31,	Dec 31,	(Dec 31,
($ in millions)	2006	2005	1999)

Debt securities	$6,920.6	$6,992.0	$4,773.1
Equity securities	103.2	95.4	—
Mortgage loans	108.5	109.9	399.0
Venture capital partnerships	78.7	73.4	—
Policy loans	1,359.7	1,349.2	1,380.0
Other invested assets	75.3	69.3	—
Total closed block investments	8,646.0	8,689.2	6,552.1
Cash and cash equivalents	20.1	87.0	—
Accrued investment income	117.4	118.2	106.8
Receivables	88.9	40.9	35.2
Deferred income taxes	326.1	328.0	389.4
Other closed block assets	23.2	24.9	6.2
Total closed block assets	9,221.7	9,288.2	7,089.7
Policy liabilities and accruals	9,820.2	9,815.8	8,301.7
Policyholder dividends payable	342.6	338.9	325.1
Policyholder dividend obligation	222.1	334.1	—
Other closed block liabilities	80.3	53.8	12.3
Total closed block liabilities	10,465.2	10,542.6	8,639.1
Excess of closed block liabilities over closed block assets	$1,243.5	$1,254.4	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Obligations:	from	March 31,
($ in millions)	Inception	2006	2005

Closed block revenues
Premiums	$6,246.6	$194.2	$214.0
Net investment income	3,463.1	135.4	133.8
Net realized investment losses	(94.6)	18.4	(10.6)
Total revenues	9,615.1	348.0	337.2
Policy benefits, excluding dividends	6,570.1	222.4	239.1
Other operating expenses	68.7	2.2	2.4
Total benefits and expenses, excluding policyholder dividends	6,638.8	224.6	241.5
Closed block contribution to income before dividends and income taxes	2,976.3	123.4	95.7
Policyholder dividends	2,470.6	106.7	83.6
Closed block contribution to income before income taxes	505.7	16.7	12.1
Applicable income taxes	177.2	5.8	4.2
Closed block contribution to income	$328.5	$10.9	$7.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,515.8	$106.7	$83.5
Policyholder dividends provided through other comprehensive income	107.8	(133.8)	(125.4)
Additions to (reductions in) policyholder dividend liabilities	2,623.6	(27.1)	(41.9)
Policyholder dividends paid	(2,384.0)	(81.2)	(92.4)
Increase (decrease) in policyholder dividend liabilities	239.6	(108.3)	(134.3)
Policyholder dividend liabilities, beginning of period	325.1	673.0	901.4
Policyholder dividend liabilities, end of period	564.7	564.7	767.1
Less: policyholder dividends payable, end of period	342.6	342.6	373.3
Policyholder dividend obligation, end of period	$222.1	$222.1	$393.8

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

Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds.  In addition, we manage structured finance products, including collateralized debt obligations backed by portfolios of assets, for example, public high yield bonds, mortgage-backed and asset-backed securities or bank loans.  See Note 7 to these financial statements for additional information.

Our investment management services are provided by wholly-owned managers as well as unaffiliated subadvisors.  We provide all of our asset managers with a consolidated platform of distribution and administrative support, thereby allowing each manager to devote a high degree of focus to investment management activities.  On an ongoing basis, we monitor the quality of the managers’ products by assessing their performance, style consistency and the discipline with which they apply their investment process.  Segment information on assets, segment income, intangible assets and goodwill follows:

Asset Management Segment Assets:	Mar 31,	Dec 31,
($ in millions)	2006	2005

Segment assets
Investments	$12.6	$12.2
Cash and cash equivalents	21.5	23.8
Receivables	26.9	28.1
Intangible assets	255.4	295.9
Goodwill	454.3	454.3
Other assets	10.7	10.7
Total segment assets	$781.4	$825.0

Asset Management Segment Income:	Three Months Ended
($ in millions)	March 31,
	2006	2005
Segment income
Investment product fees	$41.2	$53.9
Broker-dealer commission and distribution fees	7.3	6.8
Net investment income	0.3	0.3
Total segment revenues	48.8	61.0

Intangible asset amortization	8.0	8.4
Intangible asset impairment	32.5	—
Other operating expenses	42.9	54.3
Total segment expenses	83.4	62.7
Segment loss before income taxes	(34.6)	(1.7)
Allocated income tax benefit	(13.4)	(0.5)
Segment loss	(21.2)	(1.2)
Restructuring charges, net of income taxes	(2.5)	(0.2)
Realized investment gains (losses), net of income taxes(benefit)	0.2	(0.1)
Segment net loss	$(23.5)	$(1.5)

Goodwill and intangible assets included in the Asset Management segment

Carrying Amounts of Intangible Assets and Goodwill:	Mar 31,	Dec 31,
($ in millions)	2006	2005

Asset management contracts with definite lives	$369.6	$402.2
Less: accumulated amortization	(187.5)	(179.6)
Intangible assets with definite lives	182.1	222.6
Asset management contracts with indefinite lives	73.3	73.3
Intangible assets	$255.4	$295.9

Goodwill	$454.3	$454.3

Activity in Intangible Assets and Goodwill:	Three Months Ended
($ in millions)	March 31,
	2006	2005
Intangible assets
Asset purchases	$—	$0.1
Asset amortization	(8.0)	(8.4)
Asset impairment	(32.5)	—
Change in intangible assets	(40.5)	(8.3)
Balance, beginning of period	295.9	308.4
Balance, end of period	$255.4	$300.1

Goodwill
Asset purchases	$—	$0.1
Change in goodwill	—	0.1
Balance, beginning of period	454.3	416.9
Balance, end of period	$454.3	$417.0

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment contracts.  This impairment results from lost revenues due to outflows in certain client assets under management, as well as expected additional outflows due to the termination of related management contracts.

5.

Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:	March 31, 2006		December 31, 2005
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$734.2	$715.3	$736.8	$699.9
State and political subdivision	341.3	328.8	365.0	344.2
Foreign government	315.6	284.7	333.9	298.8
Corporate	7,383.4	7,378.0	7,452.3	7,324.2
Mortgage-backed	3,194.3	3,213.1	3,276.0	3,241.2
Other asset-backed	1,184.4	1,178.2	1,240.6	1,224.6
Debt securities	$13,153.2	$13,098.1	$13,404.6	$13,132.9

Amounts applicable to the closed block	$6,920.6	$6,829.3	$6,992.0	$6,748.4

Equity securities	$185.2	$166.7	$181.8	$161.6

Amounts applicable to the closed block	$103.2	$89.9	$95.4	$82.5

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

Unrealized Gains and Losses from	March 31, 2006		December 31, 2005
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$29.0	$(10.1)	$41.4	$(4.5)
State and political subdivision	16.4	(3.9)	23.0	(2.2)
Foreign government	33.0	(2.1)	36.0	(0.9)
Corporate	160.0	(154.6)	219.2	(91.1)
Mortgage-backed	52.8	(71.6)	71.0	(36.2)
Other asset-backed	17.8	(11.6)	25.4	(9.4)
Debt securities gains (losses)	$309.0	$(253.9)	$416.0	$(144.3)
Debt securities net gains	$55.1		$271.7

Equity securities gains (losses)	$21.1	$(2.6)	$22.2	$(2.0)
Equity securities net gains	$18.5		$20.2

Aging of Temporarily Impaired	March 31, 2006
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$280.2	$(8.4)	$51.4	$(1.7)	$331.6	$(10.1)
State and political subdivision	46.6	(2.2)	34.5	(1.7)	81.1	(3.9)
Foreign government	39.4	(1.3)	16.3	(0.8)	55.7	(2.1)
Corporate	3,388.1	(103.2)	1,109.0	(51.4)	4,497.1	(154.6)
Mortgage-backed	1,824.7	(59.4)	313.7	(12.2)	2,138.4	(71.6)
Other asset-backed	366.4	(5.5)	238.5	(6.1)	604.9	(11.6)
Debt securities	5,945.4	(180.0)	1,763.4	(73.9)	7,708.8	(253.9)
Equity securities	47.0	(2.5)	0.3	(0.1)	47.3	(2.6)
Total temporarily impaired securities	$5,992.4	$(182.5)	$1,763.7	$(74.0)	$7,756.1	$(256.5)

Amounts inside the closed block	$3,021.3	$(100.0)	$407.8	$(24.4)	$3,429.1	$(124.4)

Amounts outside the closed block	$2,971.1	$(82.5)	$1,355.9	$(49.6)	$4,327.0	$(132.1)

Amounts outside the closed block that are below investment grade	$117.2	$(4.3)	$164.1	$(8.8)	$281.3	$(13.1)
After offsets for deferred policy acquisition cost adjustment and taxes		$(1.7)		$(2.6)		$(4.3)

These securities are considered to be temporarily impaired at March 31, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Unrealized losses of below investment grade debt securities outside the closed block with a fair value less than 80% of the securities amortized cost totals $2.6 million at March 31, 2006.  Of these, $0.0 million ($0.0 million after offsets for taxes and amortization of deferred acquisition costs) has been in an unrealized loss for greater than 12 months.

investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $0.7 million at March 31, 2006 ($0.0 million after offsets for change in policy dividend obligation), of which $0.3 million has been in an unrealized loss for greater than 12 months.

Aging of Temporarily Impaired
Debt and Equity Securities:	As of December 31, 2005
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
United States government and agency	$177.6	$(3.2)	$47.9	$(1.3)	$225.5	$(4.5)
State and political subdivision	40.0	(1.0)	37.3	(1.2)	77.3	(2.2)
Foreign government	41.1	(0.6)	10.6	(0.3)	51.7	(0.9)
Corporate	2,583.6	(59.5)	790.7	(31.6)	3,374.3	(91.1)
Mortgage-backed	1,513.2	(26.9)	326.4	(9.3)	1,839.6	(36.2)
Other asset-backed	319.4	(4.5)	205.4	(4.9)	524.8	(9.4)
Debt securities	4,674.9	(95.7)	1,418.3	(48.6)	6,093.2	(144.3)
Equity securities	46.8	(2.0)	—	—	46.8	(2.0)
Total temporarily impaired securities	$4,721.7	$(97.7)	$1,418.3	$(48.6)	$6,140.0	$(146.3)

Amounts inside the closed block	$2,058.5	$(44.2)	$340.0	$(16.3)	$2,398.5	$(60.5)

Amounts outside the closed block	$2,663.2	$(53.5)	$1,078.3	$(32.3)	$3,741.5	$(85.8)

Amounts outside the closed block that are below investment grade	$147.8	$(8.4)	$106.0	$(5.5)	$253.8	$(13.9)
After offsets for deferred policy acquisition cost adjustment and taxes		$(2.6)		$(1.4)		$(4.0)

The securities with gross unrealized losses were considered to be temporarily impaired at December 31, 2005 as each of these securities had performed, and was expected to continue to perform, in accordance with their original contractual terms, and we had the ability and intent to hold these securities until they recovered their value.

Venture capital partnerships

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships and estimating the change in our share of partnership earnings for significant changes in equity market conditions during the quarter to eliminate any lag in reporting.

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Contributions	$10.1	$16.9
Equity in earnings (losses) of partnerships	(2.4)	(2.8)
Sale of partnership interests	(33.0)	—
Distributions	(3.3)	(18.9)
Change in venture capital partnerships	(28.6)	(4.8)
Venture capital partnership investments, beginning of period	145.1	255.3
Venture capital partnership investments, end of period	$116.5	$250.5

In 2005, we entered into an agreement to sell $138.5 million of the venture capital assets held in the open block to an outside party.  The first phase of the sale closed in 2005 and the remaining partnerships were sold in the first quarter of 2006.  The carrying value of the funds sold in 2005 was $98.8 million (net of a $6.7 million pre-tax realized loss on partnerships to be sold in 2006) and an additional $33.0 million was sold in 2006. The related pre-tax realized loss of $13.9 million associated with the sale was recognized in 2005.  In connection with the transaction, the Venture Capital segment was eliminated effective January 1, 2006 and earnings from the remaining assets are now allocated to the Life and Annuity segment.

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Debt securities	$195.1	$197.3
Equity securities	0.5	2.1
Mortgage loans	0.9	6.4
Venture capital partnerships	(2.4)	(2.8)
Policy loans	41.1	40.7
Other investments	10.3	15.5
Cash and cash equivalents	3.3	1.7
Total investment income	248.8	260.9
Less: investment expenses	2.1	3.1
Net investment income, general account investments	246.7	257.8
Debt and equity securities pledged as collateral (Note 7)	4.5	10.9
Net investment income	$251.2	$268.7

Amounts applicable to the closed block	$135.4	$133.8

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2006	2005

Debt security impairments	$(0.9)	$(12.2)
Debt and equity securities pledged as collateral impairments	—	(0.3)
Impairment losses	(0.9)	(12.5)
Debt security transaction gains	25.3	3.1
Debt security transaction losses	(9.2)	(10.3)
Equity security transaction gains	3.9	0.5
Equity security transaction losses	(0.4)	(1.5)
Mortgage loan transaction gains	3.2	—
Affiliate transactions	10.0	3.7
Other invested asset transaction gains (losses)	2.2	(1.6)
Real estate transaction gains	0.1	—
Debt and equity securities pledged as collateral	(1.0)	0.7
Net transaction gains (losses)	34.1	(5.4)
Net realized investment gains (losses)	$33.2	$(17.9)

Net realized investment gains (losses)	$33.2	$(17.9)
Applicable closed block policyholder dividend obligation	19.2	(4.4)
Applicable deferred policy acquisition costs	(2.6)	(4.8)
Applicable deferred income taxes (benefit)	6.2	(3.2)
Offsets to realized investment gains	22.8	(12.4)
Net realized investment gains (losses) included in net income	$10.4	$(5.5)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2006	2005

Debt securities	$(216.6)	$(220.2)
Equity securities	(1.7)	3.4
Debt and equity securities pledged as collateral	3.0	(34.9)
Net unrealized investment losses	$(215.3)	$(251.7)

Net unrealized investment losses	$(215.3)	$(251.7)
Applicable closed block policyholder dividend obligation	(136.8)	(125.4)
Applicable deferred policy acquisition costs (benefit)	(38.3)	(59.8)
Applicable deferred income tax benefit	(23.9)	(10.5)
Offsets to net unrealized investment gains (losses)	(199.0)	(195.7)
Net unrealized investment losses included in other comprehensive income	$(16.3)	$(56.0)

6.

Financing Activities

Stock purchase contracts and indebtedness

In November 2002, we issued stock purchase contracts in a public offering.  The stock purchase contracts were prepaid forward contracts issued by us that were settled in shares of Hilb Rogal and Hobbs Company, or HRH, common stock in the fourth quarter of 2005.

Indebtedness:	March 31, 2006		December 31, 2005
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$57.2	$57.2	$67.0	$67.0
6.95% surplus notes	30.2	31.0	30.2	30.7
7.15% surplus notes	174.0	178.9	173.9	183.4
6.675% senior unsecured bonds	153.7	155.7	153.7	242.8
7.45% senior unsecured bonds	300.0	300.5	300.0	301.2
Revolving credit facility	25.0	25.0	25.0	25.0
Interest rate swap	—	—	2.1	2.1
Total indebtedness	$740.1	$748.3	$751.9	$852.2

During 2005, we issued $67.0 million of promissory notes in connection with our acquisition of the minority interest in Kayne Anderson Rudnick Investment Management, LLC.  The first installment of $9.8 million was paid on January 3, 2006.  The remaining installment of $57.2 million plus deferred interest is due in January 2007.  The interest rate on the notes is 4.75%.

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million).  Each equity unit initially consisted of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note).  On November 7, 2005, the notes were remarketed as senior unsecured obligations and the interest rate was reset to 6.675% at that time.  The notes are due in February 2008.  The holders of the purchase contracts were paid a contract adjustment payment at a rate of 0.65% per year through February 16, 2006.  The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception.  On February 16, 2006, holders of the purchase contracts purchased 17,423,839 shares of our common stock in aggregate as part of the settlement of the original transaction.

In May 2006, the $25.0 million borrowed on the revolving credit facility was paid off in full.

Common stock dividends

On April 27, 2006, we declared a cash dividend of $0.16 per share, payable July 11, 2006 to shareholders of record on June 13, 2006.  In the prior year, we declared a dividend of $0.16 per share on April 28, 2005 to our shareholders of record on June 13, 2005; we paid that dividend on July 11, 2005.

7.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities.  We serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below.  These eight collateralized obligation trusts are investment trusts with aggregate assets of $2.4 billion that are primarily invested in a variety of fixed income securities acquired from third parties.  These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account.  The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees.  Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates’ advisory services.  Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the eight collateralized obligation trusts is $45.5 million at March 31, 2006 ($0.0 million of which relates to trusts that are consolidated).  Of that exposure, $34.3 million ($0.0 million of which relates to trusts that are consolidated) relates to investment grade debt securities.

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

We consolidated two collateralized obligation trusts as of March 31, 2006 and December 31, 2005.  As of March 31, 2006, our direct investment in these two consolidated collateralized obligation trusts is $0.0 million.  We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.2 million and $0.8 million for the quarters ended March 31, 2006 and 2005, respectively, related to the consolidated collateralized obligation trusts.

Consolidated Variable Interest Entities:	Mar 31,	Dec 31,
($ in millions)	2006	2005

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I	$55.4	$54.2
Phoenix CDO II	264.6	267.8
Total	$320.0	$322.0

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)	$88.2	$93.1
Phoenix CDO II (December 2012 mandatorily redeemable)	291.3	296.8
Total	$379.5	$389.9

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $301.1 million and $304.4 million at March 31, 2006 and December 31, 2005, respectively.  In addition, cash and accrued investment income of $18.9 million and $17.6 million are included in these amounts at March 31, 2006 and December 31, 2005, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $365.7 million and $371.2 million at March 31, 2006 and December 31, 2005, respectively, and non-recourse derivative cash flow hedge liabilities of $13.8 million (notional amount of $210.9 million with a maturity of June 2009) and $18.7 million (notional amount of $210.8 million with a maturity of June 2009) at March 31, 2006 and December 31, 2005, respectively.  There are no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at March 31, 2006 and December 31, 2005.

Fair Value and Cost of Debt and Equity Securities	March 31, 2006		December 31, 2005
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$300.5	$272.6	$304.1	$278.9
Equity securities pledged as collateral	0.6	0.3	0.3	0.3
Total debt and equity securities pledged as collateral	$301.1	$272.9	$304.4	$279.2

Gross and Net Unrealized Gains and Losses from	March 31, 2006		December 31, 2005
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$35.2	$(7.3)	$35.8	$(10.6)
Equity securities pledged as collateral	0.4	(0.1)	0.1	(0.1)
Total	$35.6	$(7.4)	$35.9	$(10.7)
Net unrealized gains	$28.2		$25.2

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost total $7.3 million at March 31, 2006.  Debt securities with a fair value less than 80% of the security’s amortized cost total $6.6 million at March 31, 2006.  The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at March 31, 2006.

We recognized a $0.0 million and a $0.3 million charge to earnings in the quarters ended March 31, 2006 and 2005, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.  None of the 2005 charge related to our direct investment in these consolidated trusts.

The effect of the method of consolidation of the collateralized debt obligation trusts was to decrease our net income by $1.0 million and increase it $0.4 million for the three months ended March 31, 2006 and 2005, respectively, and to decrease our stockholders’ equity by $59.5 million and $71.2 million as of March 31, 2006 and December 31, 2005, respectively.

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

The amount of derivative cash flow hedge ineffectiveness recognized on these collateralized obligation trusts for the three months ended March 31, 2006 and 2005 is not material to our consolidated financial statements.

8.

Income Taxes

For the three months ended March 31, 2006 and 2005, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2006	2005

Income taxes at statutory rate	(35.0)%	35.0%
Investment income not taxed	(100.0)%	(12.0)%
State income taxes, net of federal tax	(90.9)%	—
Other, net	(28.7)%	(0.6)%
Effective income tax rates applicable to continuing operations	(254.6)%	22.4%

Our effective income tax benefit rate of 254.6% for the three months ended March 31, 2006 includes significant, infrequent and unusual items and, therefore, does not reflect the anticipated effective income tax rate for the full 2006 year.  The significant, infrequent and unusual events in 2006, which primarily include the intangible asset impairment, had an effective income tax rate of 38.0%.  The estimated annual effective income tax rate applied to recurring income items for the three month period ended March 31, 2005 was 30.8%.  Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits.  The current periods being audited by the IRS are the 2002 and 2003 tax years.  While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded on the balance sheet, are adequate for all open tax years.  Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS.  Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

9.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.  The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Service cost	$3.3	$2.7
Interest cost	8.7	8.4
Expected return on plan assets	(8.7)	(8.2)
Net loss amortization	2.2	1.5
Prior service cost amortization	0.2	0.2
Pension benefit cost	$5.7	$4.6

Components of Other Postretirement Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Service cost	$0.4	$0.4
Interest cost	0.9	1.0
Net gain amortization	—	(0.1)
Prior service cost amortization	(0.4)	(0.4)
Other postretirement benefit cost	$0.9	$0.9

Savings plans

During the three months ended March 31, 2006 and 2005, we incurred costs of $1.6 million and $1.4 million, respectively, for contributions to our employer-sponsored savings plans.

Prior to July 1, 2005, we made our contributions to the sponsored savings plans in the form of common stock.  During the three months ended March 31, 2005, we contributed 111,688 treasury shares to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $1.7 million and an aggregate market value of $1.4 million. Beginning July 1, 2005, our contributions to the sponsored savings plans have been in the form of cash.

Share-based compensation

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors.  Our options have an exercise price equal to the market value of the shares at the date of grant.  Each option, once vested, entitles the holder to purchase one share of our common stock.  The employees’ options vest over a three-year period while the directors’ options vested immediately.  For stock options awarded, we recognize expense over the vesting period equal to their fair value at issuance.  We calculate the fair value of options using the Black-Scholes option valuation model.  The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for PXP officers and employees, less the number of share options issuable under the Directors’ Stock Plan.  The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

Stock Option Activity:	Three Months Ended March 31,
	2006		2005
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,426,672	$14.78	4,329,983	$15.05
Granted	430,500	14.56	50,000	12.91
Exercised	(21,540)	9.28	(6,180)	9.07
Canceled	(109,573)	15.76	(100,425)	15.47
Outstanding, end of period	4,726,059	$14.76	4,273,378	$15.03

During the first quarter of 2006, we granted 430,500 stock options which vest over three years.  The options had a weighted-average fair value of $5.77 per option ($2.5 million aggregate) which we are expensing over their three-year vesting period.

At March 31, 2006, 3.5 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.59.  The exercise prices of exercisable stock options ranged from $7.93 to $16.20 per share.  At March 31, 2006, the weighted-average remaining contractual life for all options outstanding was 7.0 years.

As of March 31, 2006, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options granted by us.  That cost is expected to be recognized over 3 years.  The total fair value of options vested during each of the three-month periods ended March 31, 2006 and 2005, was $0.8 million and $0.6 million, respectively.

Cash received from option exercises for both of the three-month periods ended March 31, 2006 and 2005 was not material to our consolidated financial statements.  We issue new shares to satisfy option exercises.

Key Assumptions Used in Option Valuation:	Three Months Ended
	March 31,
	2006	2005

Weighted-average expected volatility	24.4%	25.2%
Weighted-average interest rate	4.6%	4.2%
Weighted-average common share dividend yield	0.9%	1.3%

Restricted stock units

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires.  We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended March 31,
	2006		2005
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,869,393	$10.77	1,649,888	$10.61
Awarded to officers and directors	767,755	14.56	91,995	12.84
Canceled	(48,511)	12.20	—	—
Outstanding, end of period	2,588,637	$11.87	1,741,883	$10.73

In addition to the RSU activity above, 4.4 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.

Generally, the shares underlying these awards which are or become vested will be issued on the later of June 26, 2006 or each employee’s and each director’s respective termination or retirement.

As of March 31, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested RSUs granted by us.  That cost is expected to be recognized over 3 years.  The total fair value of RSUs vested during each of the three-month periods ended March 31, 2006 and 2005, was $0.5 million and $1.2 million, respectively.

10.

Earnings Per Share

Shares Used in Calculation of Basic and Diluted Earnings per Share:	Three Months Ended
(in thousands)	March 31,
	2006	2005

Weighted-average common shares outstanding	103,645	94,930
Effect of potential common shares:
Equity units	—	5,489
Restricted stock units	2,206	1,713
Director and employee stock options	325	169
Dilutive potential common shares	2,531	7,371
Weighted-average common shares outstanding and dilutive potential common shares	106,176	102,301

Employee stock options and equity units excluded from calculation due to anti-dilutive exercise prices (i.e., in excess of average common share market prices)
Stock options	3,268	3,499

11.

Contingent Liabilities

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $70.0 million as of March 31, 2006 and $60.0 million as of December 31, 2005.  Our total amounts recoverable from retrocessionaires related to paid losses were $25.0 million as of March 31, 2006 and $20.0 million as of

December 31, 2005.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during three months ended March 31, 2006 and 2005, respectively.

During the quarter ended March 31, 2006, we settled disputes related to certain personal accident business that was reinsured in the London reinsurance market concerning the 1996 contract year.  The amounts previously paid and the results achieved in the settlement are consistent with amounts previously reflected in our consolidated financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance.  Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the Company’s primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the Company’s insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (v) downgrades in the financial strength ratings of the Company’s subsidiaries or in the Company’s credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the relative success and timing of implementation of the Company’s strategies; (ix) the effects of closing the Company’s retail brokerage operations; and (x) other risks and uncertainties described in any of the Company’s filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of March 31, 2006 as compared to December 31, 2005; our consolidated results of operations for the three months ended March 31, 2006 and 2005; and, where appropriate, factors that may affect our future financial performance.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K.

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

We manufacture our products through two operating segments—Life and Annuity and Asset Management—which include three product lines—life insurance, annuities and asset management.  Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal and term life insurance and a range of variable annuity offerings.  Asset Management comprises two lines of business—retail and institutional.  Through our retail line of business, we provide investment management services through open-end mutual funds, closed-end funds and managed accounts.  Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts sold and administered by us.  We also provide transfer agency, accounting and administrative services to our open-end mutual funds.  Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds.  In addition, we manage structured finance products such as collateralized debt obligations, or CDOs, backed by portfolios of assets, for example, public high yield bonds, mortgage-backed or asset-backed securities.

Through December 31, 2005, we reported our remaining activities in two non-operating segments—Venture Capital and Corporate and Other.  Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties.  These assets are investments of the general account of Phoenix Life.  In October 2005, we entered into an agreement to sell approximately three-quarters of the assets in our Venture Capital segment.  As a result of the transaction, the Venture Capital segment was eliminated effective January 1, 2006 and earnings from the remaining assets are now allocated to the Life and Annuity segment. Corporate and Other includes indebtedness; unallocated assets, liabilities and expenses; and certain businesses not of sufficient scale to report independently.  These non-operating segments are significant for financial reporting purposes, but do not contain products or services relevant to our core manufacturing operations.

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

•

our ability to manage expenses.

Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends.  As of March 31, 2006, 74% of our life insurance reserves were for participating policies.  As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends.  Our net income is reduced by the amounts of these dividends.  Policyholder dividend expense, which includes both dividends to policyholders and the change in the policyholder dividend obligation, was $106.8 million and $83.8 million during the three months ended March 31, 2006 and 2005, respectively.

Our sales and financial results over the last several years have been affected by demographic, industry and market trends. The baby boom generation has begun to enter its prime savings years.  Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their postretirement financial needs.  Product preferences have shifted between fixed and variable options depending on market and economic conditions.  Our balanced product portfolio including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts, as been positioned to meet this shifting demand.

Discontinued Operations

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations.  See Note 11 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding our discontinued reinsurance operations.

Recent Acquisitions and Dispositions

Phoenix National Insurance Company

Effective December 30, 2005, we sold 100% of the common stock held by us in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR.  In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006.  The remainder plus deferred interest is due in January 2007.  The interest rate on the notes is 4.75%.

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for proceeds of $59.0 million.  We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received.  In the first quarter of 2006, we recognized an additional $6.5 million after-tax earn-out gain and we may be entitled to additional consideration based on Lombard’s financial performance through 2006.

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

Recently Issued Accounting Standards

Deferred Acquisition Costs:   In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97.  The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We will adopt SOP 05-1 on January 1, 2007.  We are currently assessing the impact of SOP 05-1 on our financial position and results of operations.

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our financial statements.

Share-Based Payment:  Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.  While prior to the issuance of SFAS 123(R), recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.  Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  See our 2005 Annual Report on Form 10-K for a description of our critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended
($ in millions)	March 31,
	2006	2005	Change
REVENUES:
Premiums	$207.5	$226.8	$(19.3)
Insurance and investment product fees	139.1	129.0	10.1
Broker-dealer commission and distribution fee revenues	7.3	6.8	0.5
Investment income, net of expenses	251.2	268.7	(17.5)
Net realized investment gains (losses)	33.2	(17.9)	51.1
Total revenues	638.3	613.4	24.9

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	333.9	343.3	(9.4)
Policyholder dividends	106.8	83.8	23.0
Policy acquisition cost amortization	30.0	28.2	1.8
Intangible asset amortization	8.0	8.4	(0.4)
Intangible impairment	32.5	—	32.5
Interest expense on indebtedness	12.4	11.1	1.3
Interest expense on non-recourse collateralized obligations	4.4	8.9	(4.5)
Other operating expenses	111.4	117.2	(5.8)
Total benefits and expenses	639.4	600.9	38.5
Income before income taxes and minority interest	(1.1)	12.5	(13.6)
Applicable income taxes (benefit)	(2.8)	2.8	(5.6)
Income before minority interest	1.7	9.7	(8.0)
Minority interest in net income of subsidiaries	—	(0.3)	0.3
Net income	$1.7	$9.4	$(7.7)

Executive Overview and Outlook

First quarter 2006 net income of $1.7 million, or $0.02 per diluted share, was substantially lower than 2005 net income of $9.4 million, or $0.09 per diluted share, due primarily to a $32.5 million non-cash, identified intangible asset impairment ($20.1 million, or $0.19 per share, after tax) in Asset Management.  In addition, Life and Annuity earnings declined due to a few large death claims and lower investment income.  These reductions were partially offset by net realized investment gains (after offsets for policyholder dividend obligation, deferred acquisition costs and income taxes) that improved by $15.9 million to a $10.4 million net gain in the first quarter of 2006 from a $5.5 million net loss in the 2005 quarter.  The first quarter of 2006 included a $6.5 million after tax gain related to contingent consideration on the sale of Lombard in 2005 and modest net impairments on debt securities of $0.7 million.  The 2005 first quarter results included a $7.0 million net realized loss related to our sale of Aberdeen, a $9.3 million net realized gain related to our sale of Lombard and $11.3 million of bond impairments.

Total segment loss for the first quarter of 2006 of $6.2 million, or $0.06 per diluted share, was lower than 2005 first quarter segment income of $16.8 million, or $0.16 per diluted share as a result of the $20.1 million non-cash impairment charge and lower Life and Annuity earnings discussed above.  We do not believe that the results are indicative of the underlying strength of our business or our prospects for the year.  Life and Annuity continues to be profitable and growing, with excellent statutory results and strong sales growth, while Asset Management earnings, excluding the impairment charge, were in line with our plan.

Life and Annuity pre-tax segment income was $38.3 million for the first quarter of 2006 compared to $44.0 million in the 2005 quarter.  The 2006 quarterly results reflect the impact of higher fee income on a growing block of business, favorable life persistency and improved profitability of in-force annuity assets, offset by lower net investment income and a small number of large universal life insurance claims.  We expected lower levels of net investment income from partnership, prepayment and other gains this year and, while there was no such income in the first quarter of 2006, we do expect income from these sources in the future.  Regarding the universal life claims, based on a review of these cases, we believe that these claims are not indicative of deterioration in overall experience.

Total life insurance sales, which continued to be dominated by our current assumption universal life product, more than tripled to $110.9 million for the first quarter of 2006, from $30.1 million in the 2005 quarter.  While we do not expect sales to continue at this level, we do expect overall sales trends to be positive in 2006.  Annuity deposits were relatively flat for the first quarter of 2006 compared with 2005, with sales of new products behind expectations, while net outflows increased in the first quarter of 2006 due primarily to higher surrenders for lower returning discontinued annuity products. Total private placement life and annuity deposits were $11.9 million in the first quarter of 2006, compared with $501.9 million in the prior year’s first quarter.  Deposits from private placement sales can vary widely quarter to quarter because they involve fewer but significantly larger cases.  New product introductions included a new tactical asset allocation model for our variable annuity and variable life products and a new universal life accumulation oriented product with a number of advanced features.  We continue to focus on increasing sales of new products, improving the profitability of the annuity line and execution of our closed block strategy.

Asset Management’s first quarter 2006 pre-tax segment loss of $34.6 million was higher than the pre-tax segment loss of $1.7 million in the 2005 quarter, due primarily to the $32.5 million impairment and lower fees resulting from lower assets under management, partially offset by expense savings.  The impairment included the entire identified intangible asset balance related to the large-cap managed account strategy at Engemann Asset Management, or Engemann, which reflects cumulative and expected outflows of assets under management.  Subsequent to the impairment of the identified intangible asset, we performed an impairment test for goodwill and concluded that the carrying value was appropriate at March 31, 2006.

Assets under management at March 31, 2006 were $37.1 billion as compared to $43.2 billion at March 31, 2005.  Net outflows were $1.7 billion in the first quarter of 2006 compared with positive flows of $1.5 billion in the prior year’s first quarter.  First quarter of 2006 net outflows were driven by continued redemptions in certain underperforming equity strategies, primarily related to institutional products and managed accounts.  The positive net flows for the 2005 quarter included a $3 billion insurance company general account fixed income mandate at Seneca, offset by net redemptions in some of our underperforming equity strategies.  Mutual fund sales increased 24% for the first quarter of 2006 to $640.4 million from $515.3 million in the 2005 quarter and included a $100 million closed-end fund secondary offering.  We are focused on our strategy to achieve growth both organically and through mutual fund adoptions and subadvisory relationships.  At the end of the first quarter, we announced an agreement with Harris Investment Management, or Harris, to adopt 19 Harris funds.  We expect this transaction to add approximately $3.2 billion of equity and fixed income assets to our mutual funds, plus $7.2 billion of money market assets.  We also announced the adoption of Turner Strategic Growth Fund from Turner Investment Partners, or Turner.  Performance of both the Harris and Turner funds has been very strong and together they will provide us with expanded offerings in several strategies, including large-cap growth. As a result, we have recommended the transfer of investment responsibility for certain mutual fund assets from Engemann to Harris.

In the fourth quarter of 2005 we secured an agreement to sell approximately three-quarters of the Venture Capital segment assets and, as a result, eliminated the segment effective January 1, 2006.  Earnings from the remaining assets were allocated to the Life and Annuity segment.

The Corporate and Other pre-tax loss of $17.4 million in the first quarter of 2006 increased slightly compared to the first quarter 2005 pre-tax loss of $16.3 million.  The first quarter of 2006 reflected higher interest expense, partially offset by higher investment income and lower expenses compared to the 2005 quarter.

We ended the first quarter of 2006 in a strong financial position, with stockholders’ equity of $2,157.5 million at March 31, 2006, up from $2,007.1 million at December 31, 2005.  This increase was principally due to stock issued in settlement of the equity units.  Phoenix Life’s statutory capital, surplus and AVR grew $55.1 million to $1,154.1 million at March 31, 2006 from $1,096.3 million December 31, 2005, and we ended the first quarter of 2006 with an estimated risk-based capital ratio above 400%.

Three months ended March 31, 2006 vs. March 31, 2005

Premium revenue decreased $19.3 million, or 9%, in the first quarter of 2006 from the same period in 2005 primarily due to a $19.8 million decrease in participating life insurance premiums, partially offset by higher premiums for term life insurance.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Insurance and investment product fees increased $10.1 million, or 8%, in the first quarter of 2006 over the same period in 2005 due to a $22.5 million increase in Life and Annuity fees, partially offset by lower Asset Management fees of $12.7 million.  The Life and Annuity increase was due principally to higher universal life fees, mainly cost of insurance, or COI, fees resulting from growth of the in force block of business.  Asset Management investment product fees decreased due primarily to a decline in average assets under management compared to the prior year quarter.

Net investment income decreased $17.5 million, or 7%, in the first quarter of 2006 from the same period in 2005 due primarily to lower Life and Annuity investment income of $12.3 million, from lower partnership, prepayment and other gains and lower earnings from investments pledged as collateral due to the liquidation of the Mistic CDO in the third quarter of 2005.

Net realized investment gains were $33.2 million in the first quarter of 2006 compared to losses of $17.9 million in the same period in 2005.  This improvement was due to a $11.3 million pre-tax reduction in debt security impairments, higher debt security transaction gains of $22.2 million, primarily from the liquidation of a CDO investment in the quarter, plus higher affiliate gains resulting from additional earn-out consideration received related to the sale of Lombard in 2005.

Policyholder benefits decreased $9.4 million, or 3%, in the first quarter of 2006 from the same period in 2005 due principally to lower benefits and reserve changes for participating life insurance of $17.3 million and lower interest credited for annuities of $4.1 million, partially offset by higher universal life claims of $11.4 million.  Interest credited for annuities decreased as a result of the decline in general account funds on deposit, primarily related to discontinued products.  Universal life claims represented a small number of claims which we believe, based upon our review, are not indicative of a deterioration in overall experience.

Policyholder dividends increased $23.0 million, or 27%, in the first quarter of 2006 over the same period in 2005 due mainly to a $23.6 million change in the policyholder dividend obligation related to realized gains ($19.2 million charge in the 2006 quarter compared to a $4.4 million credit in the 2005 quarter).  This change primarily related to a realized gain on the liquidation of a CDO investment, discussed above.

Policy acquisition cost amortization increased $1.8 million, or 6%, in the first quarter of 2006 over the same period in 2005 primarily due to a $2.2 million change in the impact of realized gains or losses (a $2.6 million credit in the 2006 quarter compared to a $4.8 million credit in the 2005 quarter).

In the first quarter of 2006, we recorded a $32.5 million impairment charge. This impairment included the entire identified intangible asset balance related to the large-cap managed account strategy at Engemann which reflects cumulative and expected outflows of assets under management.

Other operating expenses, which include non-deferrable policy acquisition costs, commissions due to broker-dealer registered agents, finders fees, formulaic compensation related to asset management revenue growth and other segment and administrative expenses, decreased $5.8 million, or 5%, in the first quarter of 2006 from the same period in 2005. The decrease is principally due to decreases of $11.4 million for Asset Management and $4.4 million for Corporate and Other, partially offset by an increase of $6.4 million for Life and Annuity. The decrease for Asset Management was due primarily to a $6.7 million decrease in employment expenses, mainly incentive compensation, a $1.5 million decrease in general and administrative expenses and a $3.2 million decrease in mandatorily redeemable interest costs due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005. These decreases were partially offset by a $3.7 million increase in restructuring costs in the first quarter of 2006.  The decrease in Corporate and Other related to lower administrative costs for collateralized debt obligations of $1.9 million and lower restructuring costs of $2.7 million.  Life and Annuity expenses increased due to higher commissions, premium taxes and investments in product development.

Income tax expense decreased $5.6 million in the first quarter of 2006 from the same period in 2005, due primarily to a pre-tax loss of $1.1 million in the 2006 quarter compared to a pre-tax gain of $12.5 million in the 2005 quarter.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income and the Company's financial performance based on total segment return on equity. See Note 2 to our consolidated financial statements on our 2005 Annual Report on Form 10-K for more information regarding our presentation of segment income.  Realized investment gains and losses and certain other items are excluded from our calculation of segment income because we do not consider them when evaluating the financial performance of the segments. The size and timing of realized investment gains and losses are often subject to our discretion.  Certain items are removed from segment after-tax income if, in our opinion, they are not indicative of overall operating trends.  While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income, as adjusted, is an appropriate measure that represents the earnings attributable to the ongoing operations of the business. Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment.  Excess investment income on debt and equity securities pledged as collateral represents investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.  Also, all interest expense is included in the Corporate and Other segment, as are several smaller subsidiaries and investment activities which do not meet the criteria of reportable segments.  These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

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

	Three Months Ended
Results of Operations by Segment	March 31,
as Reconciled to Consolidated Net Income:	2006	2005
($ in millions)
Segment Income (Loss)
Life and annuity segment	$38.3	$44.0
Asset management segment	(34.6)	(1.7)
Operating segment pre-tax income	3.7	42.3
Venture capital segment	—	(2.2)
Corporate and other segment:
Interest expense on indebtedness	(12.4)	(11.1)
Other	(5.0)	(5.2)
Total segment income before income taxes	(13.7)	23.8
Applicable income taxes	(7.5)	7.0
Total segment income	(6.2)	16.8
Items excluded from total segment income:(1)
Net realized investment gains (losses), net of income taxes and other offsets	10.4	(5.5)
Restructuring and early retirement costs, net of income taxes	(2.5)	(1.9)
Net income	$1.7	$9.4

_______

(1)

For information regarding the allocation of these items to each segment, see the segment discussions below.

We evaluate the Company’s financial performance based, in part, on total segment return on equity, calculated as total segment income as a percentage of average adjusted stockholders’ equity (1) . We believe this ratio measures the return management is generating on shareholder investment and the efficiency of the Company’s use of its assets and resources.

Total Segment Return on Equity:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Stockholders’ equity, end of period	$2,157.5	$2,003.9
Adjustments for:
Accumulated other comprehensive (income) loss	70.3	(27.7)
Accumulated realized losses in retained earnings related to consolidated collateralized obligation trusts	53.8	53.7
Stockholders’ equity attributed to discontinued operations	(25.0)	(23.0)
Adjusted stockholders’ equity, end of period	$2,256.6	$2,006.9
Average adjusted stockholders’ equity(1)	$2,178.5	$2,001.2
Total segment income (loss)	$(6.2)	$16.8
Total segment return on equity (annualized)(2)	1.6%	3.4%

_______

(1)

The average adjusted stockholders’ equity represents the three-month average of the average monthly adjusted stockholders’ equity, where monthly adjusted stockholders’ equity is defined as the average of the total equity at the beginning and end of each month adjusted for accumulated other comprehensive income, accumulated realized losses in retained earnings related to collateralized obligation trusts consolidated under FIN 46(R) and equity attributed to discontinued operations.  We adjust shareholders’ equity for these items because they are not related to segment operations and financial results and, therefore, inclusion of these items would not provide meaningful comparisons with other periods.

(2)

For calculation of the 2006 annualized segment income return on equity, the annualized segment income was adjusted to reflect the $20.1 million after-tax impairment charge once rather than on an annualized basis.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products.  We used 300% RBC levels for 2006 and 2005.  Capital within our Life Companies that is unallocated is included in our Corporate and Other segment.  We allocate capital to our Asset Management segment on the basis of the historical capital within that segment.  We allocate net investment income based on the assets allocated to the segments.  We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment.  We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Three Months Ended
($ in millions)	March 31,
	2006	2005	Change
Results of operations
Premiums	$207.5	$226.8	$(19.3)
Insurance and investment product fees	98.1	75.6	22.5
Net investment income	241.4	253.7	(12.3)
Total segment revenues	547.0	556.1	(9.1)
Policy benefits, including policyholder dividends	419.6	429.0	(9.4)
Policy acquisition cost amortization	32.6	33.0	(0.4)
Other operating expenses	56.5	50.1	6.4
Total segment benefits and expenses	508.7	512.1	(3.4)
Segment income	38.3	44.0	(5.7)
Allocated income taxes	12.0	14.0	(2.0)
Segment income	26.3	30.0	(3.7)
Net realized investment losses, net of income taxes and other offsets	(4.2)	(0.6)	(3.6)
Segment net income	$22.1	$29.4	$(7.3)

Three months ended March 31, 2006 vs. March 31, 2005

Premium revenue decreased $19.3 million, or 9%, in the first quarter of 2006 from the same period in 2005 primarily due to a $19.8 million decrease in participating life insurance premiums, partially offset by higher premiums for term life insurance.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Insurance and investment product fees increased $22.5 million, or 30%, in the first quarter of 2006 over the same period in 2005 due principally to higher universal life fees of $21.8 million, primarily cost of insurance fees, resulting from higher sales.

Policy benefits and dividends decreased $9.4 million, or 2%, in the first quarter of 2006 from the same period in 2005 due principally due to lower benefits and reserve changes for participating life insurance of $17.3 million and lower interest credited for annuities of $4.1 million, partially offset by higher universal life claims of $11.4 million.  Interest credited for annuities decreased as a result of the decline in general account funds on deposit, primarily related to discontinued products.  Universal life claims represented a small number of large claims which we believe, based upon our review, are not indicative of a deterioration in overall experience.

Other operating expenses, which include non-deferrable policy acquisition costs, general and administrative costs increased $6.4 million, or 13%, in the first quarter of 2006 over the comparable period in 2005 due to higher commissions, premium taxes and higher investments in product development.

Allocated income taxes decreased by $2.0 million, or 14%, in the first quarter of 2006 from the comparable period in 2005 due primarily to lower pre-tax income.

Annuity funds on deposit

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2006	2005

Deposits	$96.3	$580.9
Performance	319.2	(1.9)
Fees	(15.8)	(16.2)
Benefits and surrenders	(513.3)	(243.2)
Change in funds on deposit	(113.6)	319.6
Funds on deposit, beginning of period	8,038.1	7,563.5
Annuity funds on deposit, end of period	$7,924.5	$7,883.1

Three months ended March 31, 2006 vs. March 31, 2005

Annuity funds on deposit declined $113.6 million in the first quarter of 2006 compared to an increase of $319.6 million in first quarter of 2005.  This year-over-year change was principally due to a large private placement deposit in first quarter of 2005 that did not recur and higher surrenders, primarily from lower returning discontinued products and a private placement withdrawal.  These decreases were offset by significantly improved performance in the first quarter of 2006 relative to first quarter of 2005.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Deposits	$46.0	$63.3
Performance and interest credited	101.0	(9.3)
Fees and cost of insurance	(26.0)	(25.9)
Benefits and surrenders	(21.9)	(28.3)
Change in funds on deposit	99.1	(0.2)
Funds on deposit, beginning of period	2,099.8	1,943.0
Variable universal life funds on deposit, end of period	$2,198.9	$1,942.8

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2006	2005

Deposits	$135.5	$54.9
Interest credited	19.4	18.5
Fees and cost of insurance	(53.4)	(28.9)
Benefits and surrenders	(29.3)	(27.9)
Change in funds on deposit	72.2	16.6
Funds on deposit, beginning of period	1,734.1	1,610.7
Universal life funds on deposit, end of period	$1,806.3	$1,627.3

Three months ended March 31, 2006 vs. March 31, 2005

Variable universal life and universal life funds on deposit grew by $171.3 million in the first quarter of 2006 compared to $16.4 million in the first quarter of 2005 due primarily to higher deposits, primarily from universal life, and improved performance, particularly for variable universal life, partially offset by increased surrenders and benefits and cost of insurance fees for universal life.

Composition of Life and Annuity Segment Revenues by Product:	Three Months Ended
($ in millions)	March 31,
	2006	2005	Change
Life and annuity segment revenues by product
Variable universal life insurance	$30.5	$29.8	$0.7
Universal life insurance	78.0	54.6	23.4
Other life insurance	0.1	0.2	(0.1)
Total non-traditional life insurance	108.6	84.6	24.0
Traditional life insurance	384.7	411.5	(26.8)
Total life insurance	493.3	496.1	(2.8)
Annuities	53.7	60.0	(6.3)
Segment revenues	$547.0	$556.1	$(9.1)

Three months ended March 31, 2006 vs. March 31, 2005

Universal life insurance revenue increased $23.4 million, or 43%, in the first quarter of 2006 over the same period in 2005 primarily due to higher cost of insurance fees, from growth of in-force business, increased investment earnings from higher funds on deposit and increased fees from higher sales.

Traditional life insurance revenue decreased $26.8 million, or 7%, in the first quarter of 2006 from the same period in 2005 due to lower renewal premiums and net investment income.  Since our demutualization in 2001, we no longer sell participating life insurance policies.  Investment income declined due to lower partnership, prepayment and other gains in the first quarter of 2006 relative to the same period in 2005.

Annuity revenue decreased $6.3 million, or 11%, in the first quarter of 2006 from the same period in 2005 due primarily to lower interest earned, mainly from the decline in funds on deposit from lower returning discontinued products and other general account funds.

Composition of Life and Annuity Segment Income	Three Months Ended
before Income Taxes by Product:	March 31,
($ in millions)	2006	2005	Change

Life and annuity segment income by product
Variable universal life insurance	$8.5	$9.1	$(0.6)
Universal life insurance	7.9	10.3	(2.4)
Other life insurance	0.4	0.4	—
Total non-traditional life insurance	16.8	19.8	(3.0)
Traditional life insurance	15.8	18.2	(2.4)
Total life insurance	32.6	38.0	(5.4)
Annuities	5.7	6.0	(0.3)
Segment income before income taxes	$38.3	$44.0	$(5.7)

Three months ended March 31, 2006 vs. March 31, 2005

Universal life pre-tax income decreased $2.4 million, or 23%, in the first quarter of 2006 from the same period in 2005 primarily due to higher claims and amortization of deferred acquisition costs, partially offset by the increase in fees discussed above.  The increase in claims represented a small number of cases which we believe, based on our review, are not indicative of deterioration in overall experience.

Traditional life pre-tax income decreased $2.4 million, or 13%, in the first quarter of 2006 from the same period in 2005 primarily due to lower investment income from partnerships, prepayments and other gains, offset by reductions in operating expenses and amortization of deferred acquisition costs.

Asset Management Segment

Summary Asset Management Financial Data:	Three Months Ended
($ in millions)	March 31,
	2006	2005	Change
Results of operations
Investment product fees	$41.2	$53.9	$(12.7)
Broker-dealer commission and distribution fees	7.3	6.8	0.5
Net investment income	0.3	0.3	—
Total segment revenues	48.8	61.0	(12.2)
Intangible asset amortization	8.0	8.4	(0.4)
Intangible asset impairment	32.5	—	32.5
Other operating expenses	42.9	54.3	(11.4)
Total segment expenses	83.4	62.7	20.7
Segment income (loss) before income taxes and minority interest	(34.6)	(1.7)	(32.9)
Allocated income taxes	(13.4)	(0.5)	(12.9)
Segment loss	(21.2)	(1.2)	(20.0)
Restructuring charges, net of income taxes	(2.5)	(0.2)	(2.3)
Realized investment gains (losses), net of income taxes	0.2	(0.1)	0.3
Segment net income (loss)	$(23.5)	$(1.5)	$(22.0)

Our investment product fee revenues are based on assets under management.  Approximately 44% of our investment product fees are based on beginning of quarter assets under management while the remaining 56% are based on end of day balances.  End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	As of or for the
($ in millions)	Quarter Ended
	March 31,
	2006	2005

End of period	$37,130.3	$43,224.9
Average (based on how fees are calculated)	$37,668.6	$45,274.2

Three months ended March 31, 2006 vs. March 31, 2005

Investment product fees decreased $12.7 million, or 24%, in the first quarter of 2006 over the same period in 2005.  This decrease was due primarily to a decrease in average assets under management compared to the prior year quarter. Retail product fees and institutional investment product fees decreased $5.9 million and $6.5 million, respectively, as a result of the decrease in average assets under management.  Approximately 44% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management.

Assets under management were $37.1 billion and $43.2 billion, at March 31, 2006 and 2005, respectively.  The decrease in assets under management since March 31, 2005 is due primarily to net outflows of $8.7 billion offset, in part, by positive investment performance of $2.5 billion.  In September 2005, one collateralized debt obligation trust, Mistic, became callable by its bondholders and was liquidated. The liquidation of this trust contributed $1.2 billion to the net outflows between the two periods.

Sales of retail products for the three months ended March 31, 2006 were $1.0 billion, relatively consistent with sales in the same period in 2005.  Redemptions from existing accounts were $2.1 billion, an improvement of 5% from 2005.  Sales of institutional accounts in 2006 were $.6 billion, a decrease of 85% over 2005.  The first quarter of 2005 included one $3.0 billion deposit.  Excluding this deposit, sales of institutional accounts in 2006 decreased 43% compared to the same quarter in 2005.  Lost accounts and withdrawals from existing accounts were $1.1 billion, an improvement of 19% over the same period in 2005.

In the first quarter of 2006, we recorded a $32.5 million impairment charge. This impairment included the entire identified intangible asset balance related to the large-cap managed account strategy at Engemann which reflects cumulative and expected outflows of assets under management.

Other operating expenses decreased $11.4 million, or 21%, for the three months ended March 31, 2006 compared to the same period in 2005, due primarily to a decrease of $6.7 million in employment expenses.  The decrease in employment expenses was due primarily to a decrease in incentive compensation expense, which was primarily driven by lower investment product fee revenues, and a reduction in personnel.  General and administrative expenses decreased $1.5 million in the first quarter of 2006 compared to the same period in 2005, with increases in investment research fees and trailing commissions being offset by decreases in commissions and finders fees.  Mandatorily redeemable interest costs decreased $3.2 million due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.

Allocated income tax benefits increased $12.9 million in the first quarter of 2006 over the same period in 2005 primarily as a result of increased segment losses.

Corporate and Other Segment

Summary Corporate and Other Financial Data:	Three Months Ended
($ in millions)	March 31,
	2006	2005	Change

Corporate investment income	$0.6	$0.1	$0.5
Investment income from collateralized obligations	4.5	10.9	(6.4)
Interest expense on indebtedness	(12.4)	(11.1)	(1.3)
Interest expense on non-recourse collateralized obligations	(4.4)	(8.9)	4.5
Corporate expenses	(5.5)	(5.8)	0.3
Other	(0.2)	(1.5)	1.3
Segment loss, before income taxes	(17.4)	(16.3)	(1.1)
Allocated income tax (benefit)	(6.1)	(5.7)	2.5
Segment loss	(11.3)	(10.6)	(3.6)
Net realized investment gains (losses), net of income taxes and other offsets	14.4	(4.8)	19.2
Restructuring charges, after income taxes	—	(1.7)	1.7
Segment net income (loss)	$3.1	$(17.1)	$17.3

We allocate indebtedness and related interest expense to our Corporate and Other segment.

Three months ended March 31, 2006 vs. March 31, 2005

The loss for Corporate and Other increased $1.1 million in the first quarter of 2006 over the same period in 2005 due principally to higher interest expense, offset by higher investment earnings and lower expenses.

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

See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q as well as Note 8 to our consolidated financial statements in our 2005 Annual Report on Form 10-K for more information.

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

See our 2005 Annual Report on Form 10-K for more information regarding our enterprise risk management.  There were no material changes in our exposure to operational and market risk exposure at March 31, 2006 in comparison to December 31, 2005.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of March 31, 2006, our general account held debt securities with a carrying value of $13,153.2 million, representing 81.3% of total general account investments.  Public debt securities represented 76.8% of total debt securities, with the remaining 23.2% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor.  See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
Rating	Designation	2006	2005	2006	2005	2006	2005

1	AAA/AA/A	$8,533.8	$8,625.0	$6,928.5	$7,089.4	$1,605.3	$1,535.6
2	BBB	3,580.4	3,795.3	2,329.9	2,487.4	1,250.5	1,307.9
Total investment grade		12,114.2	12,420.3	9,258.4	9,576.8	2,855.8	2,843.5
3	BB	765.7	753.0	646.7	647.5	119.0	105.5
4	B	207.8	168.3	157.7	120.8	50.1	47.5
5	CCC and lower	47.0	43.6	27.3	28.0	19.7	15.6
6	In or near default	18.5	19.4	11.3	14.6	7.2	4.8
Total debt securities		$13,153.2	$13,404.6	$10,101.4	$10,387.7	$3,051.8	$3,016.9

The following tables present our general account debt security portfolios by investment type, along with a breakout of credit quality based on equivalent S&P rating agency designation.

Debt Securities by Type:	As of March 31, 2006
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$734.2	$715.3	$29.0	$(10.1)	$18.9
State and political subdivision	341.3	328.8	16.4	(3.9)	12.5
Foreign government	315.6	284.7	33.0	(2.1)	30.9
Corporate	7,383.4	7,378.0	160.0	(154.6)	5.4
Mortgage-backed	3,194.3	3,213.1	52.8	(71.6)	(18.8)
Other asset-backed	1,184.4	1,178.2	17.8	(11.6)	6.2
Total debt securities	$13,153.2	$13,098.1	$309.0	$(253.9)	$55.1
Debt securities outside closed block:
Unrealized gains	$1,937.2	$1,842.3	$94.9	$—	$94.9
Unrealized losses	4,295.4	4,426.5	—	(131.1)	(131.1)
Total outside the closed block	6,232.6	6,268.8	94.9	(131.1)	(36.2)
Debt securities in closed block:
Unrealized gains	3,507.3	3,293.2	214.1	—	214.1
Unrealized losses	3,413.3	3,536.1	—	(122.8)	(122.8)
Total in the closed block	6,920.6	6,829.3	214.1	(122.8)	91.3
Total debt securities	$13,153.2	$13,098.1	$309.0	$(253.9)	$55.1

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach emphasizes a high level of industry diversification.  The top five industry holdings as of March 31, 2006 in our debt securities portfolios are banking (6.4%), diversified financial services (4.3%), insurance (3.9%), electrical utilities (3.1%) and foreign government (2.4%).

Within the asset-backed securities sector, our exposure to securitized aircraft receivable securities comprises approximately 0.6% of our debt securities portfolios, with slightly more than one-third of that exposure rated below investment grade at March 31, 2006.

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

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2006	2005

Debt security impairments	$(0.9)	$(12.2)
Debt and equity securities pledged as collateral impairments	—	(0.3)
Impairment losses	(0.9)	(12.5)
Debt security transaction gains	25.3	3.1
Debt security transaction losses	(9.2)	(10.3)
Equity security transaction gains	3.9	0.5
Equity security transaction losses	(0.4)	(1.5)
Mortgage loan transaction gains	3.2	—
Affiliate transactions	10.0	3.7
Other invested asset transaction gains (losses)	2.2	(1.6)
Real estate transaction gains	0.1	—
Debt and equity securities pledged as collateral	(1.0)	0.7
Net transaction gains (losses)	34.1	(5.4)
Net realized investment gains (losses)	$33.2	$(17.9)

Net realized investment gains (losses)	$33.2	$(17.9)
Applicable closed block policyholder dividend obligation	19.2	(4.4)
Applicable deferred policy acquisition costs	(2.6)	(4.8)
Applicable deferred income taxes (benefit)	6.2	(3.2)
Offsets to realized investment gains	22.8	(12.4)
Net realized investment gains (losses) included in net income	$10.4	$(5.5)

Impairment losses on debt and equity securities decreased to $0.9 million for the 2006 quarter as compared to $12.5 million for the 2005 quarter.  Affiliate transactions of $10.0 million in the 2006 quarter are attributable to the Lombard earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.  Affiliate transaction gains of $3.7 million in the 2005 quarter included a $14.4 million gain on the sale of our equity investment in Lombard offset by a $10.7 million loss on the sale of our equity investment in Aberdeen.

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts were $0.0 million and $(0.3) million for the three months ended March 31, 2006 and 2005, respectively.

Gross and Net Unrealized	As of March 31, 2006
Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,411	1,886	1,090	1,202	1,321	684
Unrealized gains (losses)	$309.0	$(253.9)	$94.9	$(131.1)	$214.1	$(122.8)
Applicable policyholder dividend obligation (reduction)	214.1	(122.8)	—	—	214.1	(122.8)
Applicable deferred policy acquisition costs (benefit)	47.1	(69.5)	47.1	(69.5)	—	—
Applicable deferred income taxes (benefit)	16.7	(21.6)	16.7	(21.6)	—	—
Offsets to net unrealized gains (losses)	277.9	(213.9)	63.8	(91.1)	214.1	(122.8)
Unrealized gains (losses) after offsets	$31.1	$(40.0)	$31.1	$(40.0)	$—	$—
Net unrealized gains after offsets	$(8.9)		$(8.9)		$—

Equity securities
Number of positions	240	44	43	6	197	38
Unrealized gains (losses)	$21.1	$(2.6)	$6.2	$(1.0)	$14.9	$(1.6)
Applicable policyholder dividend obligation (reduction)	14.9	(1.6)	—	—	14.9	(1.6)
Applicable deferred income taxes (benefit)	2.2	(0.3)	2.2	(0.3)	—	—
Offsets to net unrealized gains (losses)	17.1	(1.9)	2.2	(0.3)	14.9	(1.6)
Unrealized gains (losses) after offsets	$4.0	$(0.7)	$4.0	$(0.7)	$—	$—
Net unrealized gains after offsets	$3.3		$3.3		$—

Total net unrealized gains on debt and equity securities as of March 31, 2006 were $73.6 million (unrealized gains of $330.1 million less unrealized losses of $256.5 million).  Of that net amount, net unrealized losses of $31.0 million were outside the closed block ($5.6 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized gains of $104.6 million were in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of March 31, 2006.  In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 3 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for more information regarding the closed block.  Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2006
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$4,295.4	$2,836.2	$103.4	$1,355.8
Total amortized cost	4,426.5	2,913.9	107.3	1,405.3
Unrealized losses	$(131.1)	$(77.7)	$(3.9)	$(49.5)
Unrealized losses after offsets	$(40.0)	$(25.6)	$(1.3)	$(13.1)
Unrealized losses over 20% of cost	$(2.6)	$(2.6)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.9)	$(0.9)	$—	$—

Investment grade:
Unrealized losses	$(118.0)	$(73.7)	$(3.6)	$(40.7)
Unrealized losses after offsets	$(36.0)	$(24.1)	$(1.2)	$(10.7)
Unrealized losses over 20% of cost	$(0.8)	$(0.8)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.4)	$(0.4)	$—	$—

Below investment grade:
Unrealized losses	$(13.1)	$(4.0)	$(0.3)	$(8.8)
Unrealized losses after offsets	$(4.0)	$(1.5)	$(0.1)	$(2.4)
Unrealized losses over 20% of cost	$(1.8)	$(1.8)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.5)	$(0.5)	$—	$—

Equity securities outside closed block
Unrealized losses	$(1.0)	$(1.0)	$—	$—
Unrealized losses after offsets	$(0.7)	$(0.7)	$—	$—
Unrealized losses over 20% of cost	$(0.5)	$(0.5)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.1)	$(0.1)	$—	$—

For debt securities outside of the closed block with gross unrealized losses, 90.0% of the unrealized losses after offsets pertain to investment grade securities and 10.0% of the unrealized losses after offsets pertain to below investment grade securities.

Duration of Gross Unrealized Losses	As of March 31, 2006
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,413.3	$2,969.1	$37.2	$407.0
Total amortized cost	3,536.1	3,065.4	39.2	431.5
Unrealized losses	$(122.8)	$(96.3)	$(2.0)	$(24.5)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.7)	$(0.4)	$—	$(0.3)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(93.4)	$(71.8)	$(1.7)	$(19.9)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(29.4)	$(24.5)	$(0.3)	$(4.6)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.7)	$(0.4)	$—	$(0.3)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(1.6)	$(1.4)	$(0.1)	$(0.1)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.7)	$(0.6)	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 76.1% of the unrealized losses pertain to investment grade securities and 23.9% of the unrealized losses pertain to below investment grade securities.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended
($ in millions)	March 31,
	2006	2005	Change

Cash from continuing operations	$7.8	$158.5	$(150.7)
Cash from discontinued operations	8.0	3.8	4.2
Cash from (for) continuing operations investing activities	103.1	(177.3)	280.4
Cash from (for) discontinued operations investing activities	(12.2)	1.2	(13.4)
Cash for financing activities	(59.3)	(49.1)	(10.2)

Three months ended March 31, 2006 vs. March 31, 2005

Cash from continuing operations decreased $150.7 million in the first quarter of 2006 from the same period in 2005 due primarily to proceeds from the sale of trading equity securities of $70.4 million in the first quarter of 2005 that did not recur in the first quarter of 2006, lower investment income and premiums received of $31.4 million and $28.3 million, respectively, and higher policy acquisition costs and operating expenses paid of $61.0 million and $16.5 million, respectively.  These decreases in cash were offset by higher fees received of $4.0 million and lower benefits and dividends paid of $36.2 million and $14.4 million, respectively.

Cash from continuing operations investing activities was $103.1 million in the first quarter of 2006 compared to cash used of $177.3 million in the same period in 2005.  This change is due principally to lower cash generated from continuing operations and investment of cash balances during the first quarter of 2005.

Cash used for financing activities increased $10.2 million in the first quarter of 2006 from the same period in 2005 due principally to an increase in net withdrawals of policyholder deposit funds of $131.1 million and cash received of $59.0 million on loaned securities in the 2005 quarter that did not recur in the 2006 quarter.  These were offset by lower collateralized obligation repayments of $27.7 million and proceeds received of $153.7 million for the purchase of 17.4 million shares of common stock, in connection with the settlement of the equity units in the 2006 quarter.

We were in compliance with all credit facility covenants at March 31, 2006.

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

On April 27, 2006, the Phoenix Life Board of Directors declared a dividend of $40.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on May 5, 2006.

See our 2005 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Phoenix Investment Partners, Ltd. (PXP)

PXP’s liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations.  PXP also would require liquidity to fund the costs of any potential acquisitions.  Historically, PXP’s principal source of liquidity has been cash flows from operations.  We expect that cash flow from operations will continue to be PXP’s principal source of working capital.  PXP’s current sources of liquidity also include a revolving credit facility under which PXP has direct borrowing rights subject to our unconditional guarantee.  We believe that PXP’s current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

See our 2005 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:	Mar 31,	Dec 31,
($ in millions)	2006	2005	Change

ASSETS:
Available-for-sale debt securities, at fair value	$13,153.2	$13,404.6	$(251.4)
Available-for-sale equity securities, at fair value	185.2	181.8	3.4
Mortgage loans, at unpaid principal balances	114.0	128.6	(14.6)
Venture capital partnerships, at equity in net assets	116.5	145.1	(28.6)
Policy loans, at unpaid principal balances	2,273.3	2,245.0	28.3
Other investments	334.4	310.6	23.8
	16,176.6	16,415.7	(239.1)
Available-for-sale debt and equity securities pledged as collateral, at fair value	301.1	304.4	(3.3)
Total investments	16,477.7	16,720.1	(242.4)
Cash and cash equivalents	348.9	301.5	47.4
Accrued investment income	229.6	225.8	3.8
Receivables	228.1	146.9	81.2
Deferred policy acquisition costs	1,658.1	1,556.0	102.1
Deferred income taxes	72.2	56.0	16.2
Other intangible assets	255.4	295.9	(40.5)
Goodwill	467.7	467.7	—
Other assets	224.7	224.1	0.6
Separate account assets	7,940.4	7,722.2	218.2
Total assets	$27,902.8	$27,716.2	$186.6

LIABILITIES:
Policy liabilities and accruals	$13,246.4	$13,246.2	$0.2
Policyholder deposit funds	2,863.0	3,060.7	(197.7)
Indebtedness	740.1	751.9	(11.8)
Other liabilities	572.0	534.3	37.7
Non-recourse collateralized obligations	379.5	389.9	(10.4)
Separate account liabilities	7,940.4	7,722.2	218.2
Total liabilities	25,741.4	25,705.2	36.2

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	3.9	3.9	—

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,598.7	2,438.7	160.0
Accumulated deficit	(191.4)	(193.1)	1.7
Accumulated other comprehensive income	(70.3)	(59.0)	(11.3)
Treasury stock	(179.5)	(179.5)	—
Total stockholders’ equity	2,157.5	2,007.1	150.4
Total liabilities, minority interest and stockholders’ equity	$27,902.8	$27,716.2	$186.6

Three months ended March 31, 2006 vs. December 31, 2005

The fair value of debt securities has decreased $251.4 million primarily due to an increase in interest rates during the quarter ended March 31, 2006.

Mortgage loans have decreased $14.6 million due to principal paydowns and closings with no new purchases.

Other investments have increased by $23.8 million primarily due to higher real estate partnership investments and increases in derivative asset balances.

Cash increased $47.4 million, or 16%, due primarily to cash from investing operations of $90.9 million offset by cash used by financing activities of $59.3 million.

Receivables increased $81.2 million, or 55%, from December 31, 2005 as a result of higher receivables for unsettled investments of $53.7 million and reinsurance recoverables of $18.5 million.

Composition of Deferred Policy Acquisition Costs by Product:	Mar 31,	Dec 31,
($ in millions)	2006	2005	Change

Variable universal life	$349.9	$353.0	$(3.1)
Universal life	422.1	338.4	83.7
Variable annuities	299.8	291.7	8.1
Fixed annuities	40.8	41.3	(0.5)
Traditional life	545.5	531.6	13.9
Total deferred policy acquisition costs	$1,658.1	$1,556.0	$102.1

Deferred acquisition costs increased $102.1 million, or 7%, due to the deferral of policy acquisition costs of $93.8 million, primarily acquisition costs related to universal life sales, and the effect of unrealized investment losses included in other comprehensive income of $38.3 million, partially offset by amortization of deferred acquisition costs of $30.0 million.

Net withdrawals caused a $197.7 million reduction in policyholder deposit funds, primarily from discontinued products, during the quarter ended March 31, 2006.

Other liabilities increased $37.7 million mainly due to a $63.4 million increase in payables for unsettled investments, offset by lower accounts payable and accrued expenses.

Common stock and additional paid-in capital increased $160.0 million due primarily to the purchase of 17.4 million shares of common stock for $153.7 million, in connection with the settlement of the equity units.

Contractual Obligations and Commercial Commitments

As of March 31, 2006, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2005 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.  See Note 7 to our unaudited interim condensed consolidated financial statements in this Form 10-Q for information on variable interest entities.

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

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,102.0 million at December 31, 2005 to $1,158.1 million at March 31, 2006.  The principal factors resulting in this increase are gains from operations of $11.7 million, net realized gains of $26.7 million, higher unrealized gains and a positive change in non-admitted assets.

At March 31, 2006, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 350% of Company Action Level.

On April 27, 2006, the Phoenix Life Board of Directors declared a dividend of $40.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on May 5, 2006.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934.  Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1.  At March 31, 2006, the largest of these subsidiaries had net capital of approximately $10.6 million, which is $10.1 million in excess of its required minimum net capital of $0.5 million.  The ratio of aggregate indebtedness to net capital for that subsidiary was 0.7:1.  The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at March 31, 2006 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2006, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2005 Annual Report on Form 10-K.

See Note 9 to our unaudited interim condensed consolidated financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock.  During the three months ended March 31, 2006 and 2005, our subsidiaries paid total compensation of $10.2 million and $8.3 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about or management of market risk, see the Enterprise Risk Management section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of March 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Phoenix files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the three months ended on March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

General

In addition to the matters discussed below, we are, in the normal cause of business, involved in litigation both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment advisor, investor or taxpayer.  In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers.  While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition.  However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.  See Risk Factors in our 2005 Form 10-K as well as Note 11 to our unaudited interim condensed consolidated financial statements in this
Form 10-Q and Note 17 to our consolidated financial statements in our 2005 Form 10-K for additional information.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $70.0 million as of March 31, 2006 and $60.0 million as of December 31, 2005. Our total amounts recoverable from retrocessionaires related to paid losses were $25.0 million as of March 31, 2006 and $20.0 million as of December 31, 2005. We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during three months ended March 31, 2006 and 2005, respectively.

During the quarter ended March 31, 2006, we settled disputes related to certain personal accident business that was reinsured in the London reinsurance market concerning the 1996 contract year. The amounts previously paid and the results achieved in the settlement are consistent with amounts previously reflected in our consolidated financial statements.

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

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2006, there were no material changes to our Risk Factors as described in our 2005 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the first quarter of 2006, we issued 16,169 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors.  Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on April 27, 2006.

(b)

The following individuals were elected as directors at the meeting for terms expiring in 2009:  Peter C. Browning, Sanford Cloud, Jr., Gordon J. Davis, Esq. and Jerry J. Jasinowski.

All of the following individuals continued to serve as directors after the meeting:  Sal H. Alfiero, Martin N. Baily, Jean S. Blackwell, Arthur P. Byrne, John H. Forsgren, Jr., Ann Maynard Gray, John E. Haire, Thomas S. Johnson and Dona D. Young.

(c)

The nominees for director were elected based on the following votes:

	Number of Shares Voted For	Number of Shares Withheld

Peter C. Browning	69,844,595	4,011,520
Sanford Cloud, Jr.	70,818,003	3,038,112
Gordon J. Davis, Esq.	70,828,639	3,027,476
Jerry J. Jasinowski	73,145,281	710,834

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2006 received the following votes:

FOR	AGAINST	ABSTAIN

73,435,216	232,371	188,528

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

10.17

Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003) (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.18

First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003) (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.19

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.20

Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.21

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.22

Description of Performance Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.23

The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.24

First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.25	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.26

The Phoenix Companies, Inc. Form of Transition Incentive Plan Award, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 2, 2006)

10.27	Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc.*

10.28

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.29

Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.30

Shareholder’s Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.31

Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.32

Agreement Regarding Purchase and Sale of Class C Units effective as of September 30, 2005, by and between Phoenix Investment Partners, Ltd., Kayne Anderson Rudnick Investment Management, LLC and various individuals (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K/A filed January 12, 2006)

10.33

Amended and Restated Purchase Agreement effective as of October 26, 2005 by and between Phoenix Life Insurance Company and Edgemere Capital, LLC (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.34

Credit Agreement dated as of November 22, 2004 between The Phoenix Companies, Inc., Phoenix Life Insurance Company, Phoenix Investment Partners, Ltd. and various financial institutions (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.35

Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.28 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.36

Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 1, 2003)

10.37

Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.38

Restricted Stock Units Agreement effective as of November 4, 2004 between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 2, 2006)

10.39

Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.40

Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.41

Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc. and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.42

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.43

Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.44

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.45

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.46

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.47

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.48

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

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

May 10, 2006

By:

/s/ Michael E. Haylon

Michael E. Haylon, Executive Vice President

  and Chief Financial Officer