Form 10-Q
period 2006-06-30
PHOENIX COMPANIES INC/DE
filed 2006-08-09
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number:  001-16517

THE PHOENIX COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1599088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐     No ☑

On July 31, 2006, the registrant had 113,612,350 shares of common stock outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

June 30, 2006 (unaudited) and December 31, 2005

	June 30,	Dec 31,
	2006	2005
ASSETS:
Available-for-sale debt securities, at fair value	$12,560.7	$13,404.6
Available-for-sale equity securities, at fair value	182.5	181.8
Mortgage loans, at unpaid principal balances	94.5	128.6
Venture capital partnerships, at equity in net assets	120.6	145.1
Policy loans, at unpaid principal balances	2,294.4	2,245.0
Other invested assets	321.6	310.6
	15,574.3	16,415.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	286.8	304.4
Total investments	15,861.1	16,720.1
Cash and cash equivalents	390.4	301.5
Accrued investment income	208.5	225.8
Receivables	201.9	146.9
Deferred policy acquisition costs	1,710.1	1,556.0
Deferred income taxes	75.6	56.0
Intangible assets	251.7	295.9
Goodwill	467.7	467.7
Other assets	239.9	224.1
Separate account assets	7,899.0	7,722.2
Total assets	$27,305.9	$27,716.2

LIABILITIES:
Policy liabilities and accruals	$13,159.7	$13,246.2
Policyholder deposit funds	2,464.7	3,060.7
Indebtedness	713.4	751.9
Other liabilities	572.3	534.3
Non-recourse collateralized obligations	360.6	389.9
Separate account liabilities	7,899.0	7,722.2
Total liabilities	25,169.7	25,705.2

CONTINGENT LIABILITIES (NOTE 11)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.1	3.9

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 124,913,384 and 106,429,147 shares issued	1.2	1.1
Additional paid-in capital	2,596.3	2,437.6
Accumulated deficit	(189.9)	(193.1)
Accumulated other comprehensive income	(96.0)	(59.0)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,132.1	2,007.1
Total liabilities, minority interest and stockholders’ equity	$27,305.9	$27,716.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months		Six Months
	2006	2005	2006	2005
REVENUES:
Premiums	$207.7	$229.1	$415.2	$455.9
Insurance and investment product fees	139.4	127.4	278.5	256.4
Broker-dealer commission and distribution fees	7.9	7.1	15.2	13.9
Investment income, net of expenses	256.3	268.1	507.5	536.8
Net realized investment gains (losses)	17.4	(7.8)	50.6	(25.7)
Total revenues	628.7	623.9	1,267.0	1,237.3

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	333.3	340.0	667.2	683.3
Policyholder dividends	95.1	83.4	201.9	167.2
Policy acquisition cost amortization	43.5	9.9	73.5	38.1
Intangible asset amortization	8.5	8.8	16.5	17.2
Intangible asset impairment	—	—	32.5	—
Interest expense on indebtedness	12.3	11.4	24.7	22.5
Interest expense on non-recourse collateralized obligations	5.1	10.3	9.5	19.2
Other operating expenses	103.1	127.3	214.5	244.5
Total benefits and expenses	600.9	591.1	1,240.3	1,192.0
Income from continuing operations before income taxes, minority interest and equity in earnings of affiliates	27.8	32.8	26.7	45.3
Applicable income tax expense	8.0	10.2	5.2	13.0
Income from continuing operations before minority interest and equity in earnings of affiliates	19.8	22.6	21.5	32.3
Minority interests in consolidated subsidiaries	(0.2)	(0.2)	(0.2)	(0.5)
Net income	$19.6	$22.4	$21.3	$31.8

EARNINGS PER SHARE:
Earnings from continuing operations – basic	$0.17	$0.24	$0.20	$0.33
Earnings from continuing operations – diluted	$0.17	$0.22	$0.19	$0.31
Net earnings – basic	$0.17	$0.24	$0.20	$0.33
Net earnings – diluted	$0.17	$0.22	$0.19	$0.31
Basic weighted-average common shares outstanding (in thousands)	112,654	95,034	108,175	94,982
Diluted weighted-average common shares outstanding (in thousands)	115,946	101,116	111,272	101,723

COMPREHENSIVE INCOME:
Net income	$19.6	$22.4	$21.3	$31.8
Net unrealized investment gains (losses)	(29.7)	28.9	(46.1)	(27.1)
Net unrealized foreign currency translation gains	0.1	7.3	0.1	0.5
Net unrealized derivative instruments gains (losses)	3.6	(11.0)	8.6	21.5
Net unrealized other	0.3	—	0.4	—
Other comprehensive income (loss)	(25.7)	25.2	(37.0)	(5.1)
Comprehensive income (loss)	$(6.1)	$47.6	$(15.7)	$26.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Six Months Ended June 30, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Premiums collected	$416.9	$460.3
Insurance and investment product fees collected	295.7	277.1
Investment income collected	482.2	515.3
Proceeds from sale of trading equity securities	—	129.7
Policy benefits paid, excluding policyholder dividends	(521.8)	(494.7)
Policyholder dividends paid	(164.7)	(189.1)
Policy acquisition costs paid	(154.2)	(66.0)
Interest expense on indebtedness paid	(22.5)	(20.7)
Interest expense on collateralized obligations paid	(9.5)	(10.3)
Other operating expenses paid	(233.9)	(268.7)
Income taxes (paid) refunded	(1.3)	0.9
Cash from continuing operations	86.9	333.8
Discontinued operations, net	19.0	(10.1)
Cash from operating activities	105.9	323.7

INVESTING ACTIVITIES:
Investment purchases	(2,791.4)	(1,626.6)
Investment sales, repayments and maturities	3,297.7	1,422.7
Debt and equity securities pledged as collateral sales	21.8	30.4
Subsidiary purchases	(4.8)	(14.8)
Premises and equipment additions	(11.7)	(14.0)
Discontinued operations, net	(30.0)	1.2
Cash from (for) investing activities	481.6	(201.1)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	314.5	308.8
Policyholder deposit fund withdrawals	(910.5)	(479.4)
Indebtedness repayments	(34.8)	—
Common stock issued for equity units stock purchase contracts	153.7	—
Collateralized obligations repayments	(21.5)	(25.6)
Cash for financing activities	(498.6)	(196.2)
Change in cash and cash equivalents	88.9	(73.6)
Cash and cash equivalents, beginning of period	301.5	435.0
Cash and cash equivalents, end of period	$390.4	$361.4

Included in cash and cash equivalents above is cash pledged as collateral of $16.1 million and $72.9 million at June 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months		Six Months
	2006	2005	2006	2005
COMMON STOCK:
Balance, beginning of period	$1.2	$1.0	$1.1	$1.0
Common shares issued	—	—	0.1	—
Balance, end of period	$1.2	$1.0	$1.2	$1.0

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,597.5	$2,432.6	$2,437.6	$2,431.6
Compensation expense recognized on restricted stock units	0.7	0.9	6.3	1.6
Conversion of restricted stock units to common shares, net	(3.2)	—	(3.2)	—
Stock options awarded as compensation	0.6	0.4	1.2	0.7
Stock options exercised	0.7	—	0.9	—
Common shares issued on settlement of equity units	—	—	153.5	—
Balance, end of period	$2,596.3	$2,433.9	$2,596.3	$2,433.9

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(191.4)	$(276.5)	$(193.1)	$(285.6)
Net income	19.6	22.4	21.3	31.8
Excess of cost over fair value of common shares contributed to employee savings plan	—	(0.5)	—	(0.8)
Common stock dividend declared ($0.16 per share)	(18.1)	(15.2)	(18.1)	(15.2)
Balance, end of period	$(189.9)	$(269.8)	$(189.9)	$(269.8)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(70.3)	$27.7	$(59.0)	$58.0
Other comprehensive income (loss)	(25.7)	25.2	(37.0)	(5.1)
Balance, end of period	$(96.0)	$52.9	$(96.0)	$52.9

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(180.9)	$(179.5)	$(182.6)
Common shares contributed to employee savings plan	—	1.4	—	3.1
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,157.5	$2,003.9	$2,007.1	$2,022.4
Change in stockholders’ equity	(25.4)	34.6	125.0	16.1
Stockholders’ equity, end of period	$2,132.1	$2,038.5	$2,132.1	$2,038.5

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

1.

Organization and Operations

Our unaudited interim condensed consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 7.  The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners, Ltd., or PXP.  We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.  We have reclassified certain amounts for 2005 to conform with 2006 presentation.

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

Our unaudited interim condensed consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three and six-month periods in 2006 are not necessarily indicative of the results that may be expected for the year 2006.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2005 Annual Report on Form 10-K.

Recently issued accounting standards

Uncertain Tax Positions:  In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS
115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1.  FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and, accordingly, our adoption did not have a material effect on our financial statements.

Share-Based Payment:  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.  While prior to the issuance of SFAS 123(R) recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.  Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements.

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for share-based compensation awarded prior to December 31, 2002, follow:

Pro Forma Net Income and Earnings Per Share:	Three Months Ended	Six Months Ended
($ in millions, except per share data)	June 30, 2005	June 30, 2005

Net income, as reported	$22.4	$31.8
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	0.3	0.5
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(1.5)	(2.8)
Pro forma net income	$21.2	$29.5

Basic earnings per share:
As reported	$0.24	$0.33
Pro forma	$0.22	$0.31
Diluted earnings per share:
As reported	$0.22	$0.31
Pro forma	$0.21	$0.29

All share-based compensation awarded prior to December 31, 2002 had a vesting period of three years or less and, therefore, would have been fully expensed by December 31, 2005 under the fair value method of accounting.  See Note 9 to these financial statements for additional information related to share-based compensation.

Business combinations and divestitures

Harris Investment Management, Inc.

On May 18, 2006, we entered into a strategic alliance with Harris Investment Management, Inc., or Harris, whereby we became the investment adviser, distributor and administrator of the Harris Insight(R) Funds, now known as the Phoenix Insight Funds. Harris will continue to manage the majority of the Phoenix Insight Funds as subadviser. The acquisition of the Phoenix Insight Funds added $9.7 billion to assets under management at June 30, 2006.

Phoenix National Insurance Company

Effective December 30, 2005, we sold 100% of the common stock held by us in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR.  In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006.  The remainder plus deferred interest is due on January 2, 2007.  The interest rate on the notes is 4.75%.

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

2.

Business Segments

We are a manufacturer of insurance, annuity and asset management products for the accumulation, preservation and transfer of wealth.  We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants.  We offer a broad range of life insurance, annuity and asset management products through a variety of independent distributors.  These products are managed within two reportable operating segments—Life and Annuity and Asset Management.  Through December 31, 2005, we reported our remaining activities in two non-operating segments—Venture Capital and Corporate and Other.  Effective January 1, 2006, the Venture Capital segment was eliminated as further described below.

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable universal life, term life and variable annuities.  The Asset Management segment includes retail and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds.  We provide more information on the Life and Annuity and Asset Management segments in Notes 3 and 4, respectively, to these financial statements.

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

Segment assets, revenues and income information follows:

Segment Information on Assets:	June 30,	Dec 31,
($ in millions)	2006	2005

Segment assets
Life and annuity segment	$25,273.1	$25,868.1
Asset management segment	782.7	825.0
Venture capital segment	—	71.7
Corporate and other segment	1,218.3	930.6
Total segment assets	27,274.1	27,695.4
Net assets of discontinued operations	31.8	20.8
Total assets	$27,305.9	$27,716.2

Segment Information on Revenues and Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005
Segment revenues
Life and annuity segment	$548.3	$552.9	$1,095.3	$1,109.0
Asset management segment	50.3	59.0	99.1	120.0
Venture capital segment	—	2.7	—	0.5
Corporate and other segment	10.5	15.2	17.2	29.4
Elimination of inter-segment revenues	2.2	1.9	4.8	4.1
Total segment revenues	611.3	631.7	1,216.4	1,263.0
Net realized investment gains (losses)	17.4	(7.8)	50.6	(25.7)
Total revenues	$628.7	$623.9	$1,267.0	$1,237.3

Segment income (loss)
Life and annuity segment	$42.6	$58.7	$80.9	$102.7
Asset management segment	1.3	0.1	(33.3)	(1.6)
Venture capital segment	—	2.7	—	0.5
Corporate and other segment	(13.9)	(16.4)	(31.3)	(32.7)
Total segment income before income taxes	30.0	45.1	16.3	68.9
Applicable income taxes	9.6	14.2	2.1	21.2
Total segment income	20.4	30.9	14.2	47.7
Net realized investment gains (losses), net of income taxes and other offsets	3.0	(1.8)	13.4	(7.3)
Restructuring costs, net of income taxes	(3.8)	(6.7)	(6.3)	(8.6)
Net income	$19.6	$22.4	$21.3	$31.8

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

Life and Annuity Segment Assets:	June 30,	Dec 31,
($ in millions)	2006	2005

Segment assets
Investments	$15,097.9	$16,061.2
Cash and cash equivalents	203.5	173.8
Receivables	202.0	213.4
Deferred policy acquisition costs	1,710.1	1,556.0
Goodwill and other intangible assets	13.3	13.3
Other general account assets	148.0	129.4
Separate accounts	7,898.3	7,721.0
Total segment assets	$25,273.1	$25,868.1

Life and Annuity Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005
Segment income
Premiums	$207.7	$229.1	$415.2	$455.9
Insurance and investment product fees	97.5	76.4	195.6	152.0
Net investment income	243.1	247.4	484.5	501.1
Total segment revenues	548.3	552.9	1,095.3	1,109.0
Policy benefits, including policyholder dividends	413.0	428.1	832.6	857.1
Policy acquisition cost amortization	43.7	8.9	76.3	41.9
Other operating expenses	49.0	57.2	105.5	107.3
Total segment benefits and expenses	505.7	494.2	1,014.4	1,006.3
Segment income before income taxes	42.6	58.7	80.9	102.7
Allocated income taxes	13.0	19.1	25.0	33.1
Segment income	29.6	39.6	55.9	69.6
Net realized investment gains (losses), net of income taxes and other offsets	0.5	1.8	(3.7)	1.2
Restructuring charges, after income taxes	—	—	—	(0.1)
Segment net income	$30.1	$41.4	$52.2	$70.7

During the second quarter of 2005, the Life and Annuity segment income benefited from an adjustment, or “unlocking,” of assumptions primarily related to deferred policy acquisition costs, or DAC.  The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities.  The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased DAC amortization by $28.1 million.  The net effect of the unlocking increased pre-tax segment income by $23.8 million.

Life and Annuity Segment Revenues by Product:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005
Premiums
Term life insurance	$4.7	$3.0	$8.8	$6.0
Other life insurance	3.7	3.7	6.3	6.8
Total, non-participating life insurance	8.4	6.7	15.1	12.8
Participating life insurance	199.3	222.4	400.1	443.1
Total premiums	207.7	229.1	415.2	455.9
Insurance and investment product fees
Variable universal life insurance	28.7	31.1	57.6	59.4
Universal life insurance	50.2	26.9	101.2	56.1
Other life insurance	0.1	0.4	0.2	0.4
Total, life insurance	79.0	58.4	159.0	115.9
Annuities	18.5	18.0	36.6	36.1
Total insurance and investment product fees	97.5	76.4	195.6	152.0
Net investment income	243.1	247.4	484.5	501.1
Segment revenues	$548.3	$552.9	$1,095.3	$1,109.0

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Policy acquisition costs deferred	$60.4	$33.2	$154.2	$66.0
Costs amortized to expenses:
Recurring costs related to segment income	(43.7)	(8.9)	(76.3)	(41.9)
Decrease (increase) related to realized investment gains and losses	0.2	(1.0)	2.8	3.8
Offsets to net unrealized investment gains and losses included in other comprehensive income	35.1	(56.9)	73.4	2.9
Change in deferred policy acquisition costs	52.0	(33.6)	154.1	30.8
Deferred policy acquisition costs, beginning of period	1,658.1	1,494.3	1,556.0	1,429.9
Deferred policy acquisition costs, end of period	$1,710.1	$1,460.7	$1,710.1	$1,460.7

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

			Inception
Closed Block Assets and Liabilities:	June 30,	Dec 31,	(Dec 31,
($ in millions)	2006	2005	1999)

Debt securities	$6,741.3	$6,992.0	$4,773.1
Equity securities	103.1	95.4	—
Mortgage loans	89.1	109.9	399.0
Venture capital partnerships	82.7	73.4	—
Policy loans	1,359.9	1,349.2	1,380.0
Other invested assets	84.0	69.3	—
Total closed block investments	8,460.1	8,689.2	6,552.1
Cash and cash equivalents	149.8	87.0	—
Accrued investment income	112.3	118.2	106.8
Receivables	40.3	40.9	35.2
Deferred income taxes	324.1	328.0	389.4
Other closed block assets	21.3	24.9	6.2
Total closed block assets	9,107.9	9,288.2	7,089.7
Policy liabilities and accruals	9,835.6	9,815.8	8,301.7
Policyholder dividends payable	344.7	338.9	325.1
Policyholder dividend obligation	87.5	334.1	—
Other closed block liabilities	73.3	53.8	12.3
Total closed block liabilities	10,341.1	10,542.6	8,639.1
Excess of closed block liabilities over closed block assets	$1,233.2	$1,254.4	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligation:	from	June 30,
($ in millions)	Inception	2006	2005

Closed block revenues
Premiums	$6,443.3	$390.9	$433.5
Net investment income	3,595.3	267.6	268.6
Net realized investment gains (losses)	(82.8)	30.2	(14.6)
Total revenues	9,955.8	688.7	687.5
Policy benefits, excluding dividends	6,798.1	450.4	483.0
Other operating expenses	70.7	4.2	4.5
Total benefits and expenses, excluding policyholder dividends	6,868.8	454.6	487.5
Closed block contribution to income before dividends and income taxes	3,087.0	234.1	200.0
Policyholder dividends	2,565.5	201.6	166.9
Closed block contribution to income before income taxes	521.5	32.5	33.1
Applicable income taxes	182.7	11.3	11.5
Closed block contribution to income	$338.8	$21.2	$21.6

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,610.7	$201.6	$166.9
Policyholder dividends provided through other comprehensive income	(36.4)	(278.0)	42.4
Additions to policyholder dividend liabilities	2,574.3	(76.4)	209.3
Policyholder dividends paid	(2,467.2)	(164.4)	(188.9)
Increase (decrease) in policyholder dividend liabilities	107.1	(240.8)	20.4
Policyholder dividend liabilities, beginning of period	325.1	673.0	901.4
Policyholder dividend liabilities, end of period	432.2	432.2	921.8
Less: policyholder dividends payable, end of period	344.7	344.7	378.9
Policyholder dividend obligation, end of period	$87.5	$87.5	$542.9

4.

Asset Management Segment

Within Asset Management, we focus on two customer groups—retail investors and institutional clients.  We provide investment management services to retail customers through open-end mutual funds, closed-end funds and managed accounts.  Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us.  We also provide transfer agency, accounting and administrative services to our open-end mutual funds.

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

Our investment management services are provided by wholly-owned managers as well as unaffiliated managers through subadvisory agreements.  We provide managers with consolidated distribution and administrative support, thereby allowing each manager to focus on investment management.  We monitor the quality of the managers’ products by assessing their performance, style consistency and the discipline with which they apply their investment process.
Segment information on assets, segment income, intangible assets and goodwill follows:

Asset Management Segment Assets:	June 30,	Dec 31,
($ in millions)	2006	2005

Segment assets
Investments	$12.7	$12.2
Cash and cash equivalents	27.2	23.8
Receivables	27.3	28.1
Intangible assets	251.7	295.9
Goodwill	454.3	454.3
Other assets	9.5	10.7
Total segment assets	$782.7	$825.0

Asset Management Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005
Segment income
Investment product fees	$42.0	$51.5	$83.2	$105.4
Broker-dealer commission and distribution fees	7.9	7.1	15.2	13.9
Net investment income	0.4	0.4	0.7	0.7
Total segment revenues	50.3	59.0	99.1	120.0
Intangible asset amortization	8.5	8.3	16.5	16.7
Intangible asset impairment	—	—	32.5	—
Other operating expenses	40.5	50.6	83.4	104.9
Total segment expenses	49.0	58.9	132.4	121.6
Segment income (loss) before income taxes	1.3	0.1	(33.3)	(1.6)
Allocated income taxes (benefit)	0.6	—	(12.8)	(0.4)
Segment income (loss)	0.7	0.1	(20.5)	(1.2)
Restructuring charges, net of income taxes	(3.3)	(5.1)	(5.8)	(5.2)
Net realized investment gains (losses), net of income taxes (benefit)	—	(0.1)	0.2	(0.2)
Segment net loss	$(2.6)	$(5.1)	$(26.1)	$(6.6)

Goodwill and intangible assets included in the Asset Management segment

Carrying Amounts of Intangible Assets and Goodwill:	June 30,	Dec 31,
($ in millions)	2006	2005

Asset management contracts with definite lives	$309.7	$402.2
Less: accumulated amortization	131.3	179.6
Intangible assets with definite lives	178.4	222.6
Asset management contracts with indefinite lives	73.3	73.3
Intangible assets	$251.7	$295.9

Goodwill	$454.3	$454.3

Activity in Intangible Assets and Goodwill:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005
Intangible assets
Asset purchases	$4.8	$—	$4.8	$0.1
Asset amortization	(8.5)	(8.3)	(16.5)	(16.7)
Asset impairment	—	—	(32.5)	—
Restructuring adjustment	—	(0.5)	—	(0.5)
Purchase accounting adjustment	—	(0.2)	—	(0.2)
Change in intangible assets	(3.7)	(9.0)	(44.2)	(17.3)
Balance, beginning of period	255.4	300.1	295.9	308.4
Balance, end of period	$251.7	$291.1	$251.7	$291.1

Goodwill
Asset purchases	$—	$—	$—	$0.1
Purchase accounting adjustment	—	(1.2)	—	(1.2)
Change in goodwill	—	(1.2)	—	(1.1)
Balance, beginning of period	454.3	417.0	454.3	416.9
Balance, end of period	$454.3	$415.8	$454.3	$415.8

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment contracts.  This impairment resulted from lost revenues due to outflows in certain client assets under management, as well as expected additional outflows due to the termination of related management contracts. Certain intangible assets have become fully amortized during the first half of 2006 and have accordingly been removed from the above tables.

5.

Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:	June 30, 2006		December 31, 2005
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$655.9	$658.2	$736.8	$699.9
State and political subdivision	290.7	284.7	365.0	344.2
Foreign government	280.4	264.0	333.9	298.8
Corporate	7,141.5	7,265.0	7,452.3	7,324.2
Mortgage-backed	3,097.8	3,152.8	3,276.0	3,241.2
Other asset-backed	1,094.4	1,092.6	1,240.6	1,224.6
Debt securities	$12,560.7	$12,717.3	$13,404.6	$13,132.9

Amounts applicable to the closed block	$6,741.3	$6,792.3	$6,922.0	$6,748.4

Equity securities	$182.5	$164.2	$181.8	$161.6

Amounts applicable to the closed block	$103.1	$88.5	$95.4	$82.5

On January 11, 2005, we closed the sale of our interest in Lombard to Friends Provident plc, or Friends Provident, for common shares in Friends Provident valued at $59.0 million as further described in Note 1 to these financial statements.

Unrealized Gains and Losses from	June 30, 2006		December 31, 2005
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$12.8	$(15.1)	$41.4	$(4.5)
State and political subdivision	10.5	(4.5)	23.0	(2.2)
Foreign government	20.0	(3.6)	36.0	(0.9)
Corporate	107.6	(231.1)	219.2	(91.1)
Mortgage-backed	38.6	(93.6)	71.0	(36.2)
Other asset-backed	15.8	(14.0)	25.4	(9.4)
Debt securities gains (losses)	$205.3	$(361.9)	$416.0	$(144.3)
Debt securities net gains (losses)	$(156.6)		$271.7

Equity securities gains (losses)	$22.9	$(4.6)	$22.2	$(2.0)
Equity securities net gains	$18.3		$20.2

Aging of Temporarily Impaired	June 30, 2006
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$302.1	$(13.3)	$48.5	$(1.8)	$350.6	$(15.1)
State and political subdivision	37.5	(2.5)	34.3	(2.0)	71.8	(4.5)
Foreign government	48.0	(2.4)	19.8	(1.2)	67.8	(3.6)
Corporate	3,764.4	(165.1)	1,121.2	(66.0)	4,885.6	(231.1)
Mortgage-backed	1,801.3	(79.4)	308.7	(14.2)	2,110.0	(93.6)
Other asset-backed	390.3	(7.9)	213.0	(6.1)	603.3	(14.0)
Debt securities	$6,343.6	$(270.6)	$1,745.5	$(91.3)	$8,089.1	$(361.9)
Common stock	46.3	(4.2)	3.3	(0.4)	49.6	(4.6)
Total temporarily impaired securities	$6,389.9	$(274.8)	$1,748.8	$(91.7)	$8,138.7	$(366.5)

Amounts inside the closed block	$3,305.2	$(159.2)	$426.0	$(31.4)	$3,731.2	$(190.6)

Amounts outside the closed block	$3,084.7	$(115.6)	$1,322.8	$(60.3)	$4,407.5	$(175.9)

Amounts outside the closed block that are below investment grade	$172.7	$(5.0)	$156.1	$(11.0)	$328.8	$(16.0)
After offsets for deferred acquisition cost adjustment and taxes		$(1.7)		$(3.5)		$(5.2)

These securities are considered to be temporarily impaired at June 30, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

There were no unrealized losses of below investment grade debt securities outside the closed block with a fair value less than 80% of the amortized cost of the securities at June 30, 2006.

Unrealized losses of below investment grade debt securities held in the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $0.4 million at June 30, 2006 ($0.0 million after offsets for change in policy dividend obligation), of which $0.1 million has been in an unrealized loss for greater than 12 months.

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

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Contributions	$8.1	$14.6	$18.2	$31.5
Equity in earnings of partnerships	1.4	3.3	(1.0)	0.5
Distributions	(4.9)	(17.0)	(8.2)	(35.9)
Sale of partnership interests	(0.5)	—	(33.5)	—
Change in venture capital partnerships	4.1	0.9	(24.5)	(3.9)
Venture capital partnership investments, beginning of period	116.5	250.5	145.1	255.3
Venture capital partnership investments, end of period	$120.6	$251.4	$120.6	$251.4

In October 2005, we entered into an agreement to sell $138.5 million of the venture capital assets held in the open block to an outside party.  The first phase of the sale closed in 2005 and the remaining partnerships were sold in the first quarter of 2006.  The carrying value of the funds sold in 2005 was $98.8 million (net of a $6.7 million pre-tax realized loss on partnerships to be sold in 2006) and an additional $33.5 million was sold in 2006.  A pre-tax realized loss of $13.9 million was recognized in 2005 and a pre-tax gain of $3.8 million was recognized in 2006 upon completion of the sale.  In connection with the transaction, the Venture Capital segment was eliminated effective January 1, 2006 and earnings from the remaining assets are now allocated to the Life and Annuity segment.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Debt securities	$199.0	$199.4	$394.1	$396.7
Equity securities	1.3	3.0	1.8	5.1
Mortgage loans	2.3	4.2	3.2	10.6
Venture capital partnerships	1.4	3.3	(1.0)	0.5
Policy loans	41.5	40.6	82.6	81.3
Other investments	3.0	5.3	13.3	20.8
Cash and cash equivalents	4.5	1.8	7.8	3.5
Total investment income	253.0	257.6	501.8	518.5
Less: investment expenses	1.9	2.0	4.0	5.1
Net investment income, general account investments	251.1	255.6	497.8	513.4
Debt and equity securities pledged as collateral (Note 7)	5.2	12.5	9.7	23.4
Net investment income	$256.3	$268.1	$507.5	$536.8

Amounts applicable to the closed block	$132.2	$134.8	$267.6	$268.6

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2006	2005	2006	2005

Debt security impairments	$(2.4)	$(8.5)	$(3.4)	$(20.7)
Other invested asset impairments	—	—	—	—
Mortgage loan impairments	—	(0.8)	—	(0.8)
Debt and equity securities pledged as collateral impairments	—	(0.7)	—	(1.0)
Impairment losses	(2.4)	(10.0)	(3.4)	(22.5)
Debt security transaction gains	18.6	8.7	43.9	11.8
Debt security transaction losses	(3.6)	(8.6)	(12.9)	(18.9)
Equity security transaction gains	2.3	0.9	6.2	1.4
Equity security transaction losses	(2.2)	(0.5)	(2.6)	(2.0)
Mortgage loan transaction gains	—	—	3.2	—
Venture capital transaction gains	3.8	—	3.8	—
Debt and equity securities pledged as collateral gains	0.1	—	0.1	0.2
Debt and equity securities pledged as collateral losses	—	(0.5)	(1.0)	—
Affiliate equity security transaction gains	0.4	—	10.4	3.7
Other invested asset transaction gains	0.8	2.2	3.0	0.6
Other invested asset transaction losses	(0.5)	—	(0.3)	—
Real estate transaction gains	0.1	—	0.2	—
Net transaction gains (losses)	19.8	2.2	54.0	(3.2)
Net realized investment gains (losses)	$17.4	$(7.8)	$50.6	$(25.7)

Net realized investment gains (losses)	$17.4	$(7.8)	$50.6	$(25.7)
Applicable closed block policyholder dividend obligation (reduction)	13.4	(6.7)	32.6	(11.1)
Applicable deferred policy acquisition costs (benefit)	(0.2)	1.0	(2.8)	(3.8)
Applicable deferred income taxes (benefit)	1.2	(0.3)	7.4	(3.5)
Offsets to realized investment gains (losses)	14.4	(6.0)	37.2	(18.4)
Net realized investment gains (losses) included in net income	$3.0	$(1.8)	$13.4	$(7.3)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2006	2005	2006	2005

Debt securities	$(211.6)	$250.3	$(428.2)	$30.1
Equity securities	(0.2)	(7.5)	(1.9)	(4.1)
Debt and equity securities pledged as collateral	2.1	10.8	5.1	(24.1)
Net unrealized investment gains (losses)	$(209.7)	$253.6	$(425.0)	$1.9

Net unrealized investment gains (losses)	$(209.7)	$253.6	$(425.0)	$1.9
Applicable closed block policyholder dividend obligation	(141.2)	158.8	(278.0)	33.4
Applicable deferred policy acquisition costs (benefit)	(35.1)	56.9	(73.4)	(2.9)
Applicable deferred income taxes (benefit)	(3.7)	9.0	(27.5)	(1.5)
Offsets to net unrealized investment gains (losses)	(180.0)	224.7	(378.9)	29.0
Net unrealized investment gains (losses) included in other comprehensive income	$(29.7)	$28.9	$(46.1)	$(27.1)

6.

Financing Activities

Stock purchase contracts and indebtedness

In November 2002, we issued stock purchase contracts in a public offering.  The stock purchase contracts were prepaid forward contracts issued by us that were settled in shares of Hilb Rogal and Hobbs company, or HRH, common stock in the fourth quarter of 2005.

Indebtedness:	June 30, 2006		December 31, 2005
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$57.2	$57.2	$67.0	$67.0
6.95% surplus notes	30.2	30.4	30.2	30.7
7.15% surplus notes	174.0	178.9	173.9	183.4
6.675% senior unsecured bonds	153.7	155.4	153.7	242.8
7.45% senior unsecured bonds	300.0	295.3	300.0	301.2
Revolving credit facility	—	—	25.0	25.0
Interest rate swap	(1.7)	(1.7)	2.1	2.1
Total indebtedness	$713.4	$715.5	$751.9	$852.2

During 2005, we issued $67.0 million of promissory notes in connection with our acquisition of the minority interest in Kayne Anderson Rudnick Investment Management, LLC.  The first installment of $9.8 million was paid on January 3, 2006.  The remaining installment of $57.2 million plus deferred interest is due on January 2, 2007.  The interest rate on the notes is 4.75%.

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

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004 (the “Original Facility” and as so amended and restated, the “Amended Facility”).  The financing commitments under the Amended Facility will terminate on June 6, 2009.  The amendments to the terms of the Original Facility set forth in the Amended Facility include, but are not limited to, (i) the elimination of a $750 million limit on aggregate indebtedness, (ii) the modification of certain covenants and other provisions to permit a monetization or securitization of the closed block of specified life and annuity policies established in the Plan of Reorganization of Phoenix Home Life Mutual Insurance Company, and (iii) the permission of acquisitions and joint ventures which satisfy certain additional specified conditions.  These conditions include, among other things, majority lender consent in the event the aggregate amount of consideration payable exceeds $400 million in respect of all acquisitions and joint ventures during the term of the agreement, excluding those to which the lenders have previously provided consent.

Certain other provisions of the Amended Facility remain unchanged from the Original Facility.  Potential borrowers include The Phoenix Companies, Inc., Phoenix Life and PXP.  We unconditionally guarantee any loans to Phoenix Life and PXP.  Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime rate or the federal funds rate plus 0.5%.  Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings.  The Amended Facility contains a covenant that requires us at all times to maintain a minimum level of consolidated stockholders’ equity in accordance with GAAP.  In addition, we are subject to a maximum consolidated debt-to-capital ratio of 30%.  However, under this covenant any debt incurred in connection with any monetization or securitization of the closed block is excluded.  Further, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”.

We were in compliance with all covenants set forth in the Amended Facility at June 30, 2006.

In May 2006, the $25.0 million borrowed on the revolving credit facility was paid off in full.

Common stock dividends

On April 27, 2006, we declared a cash dividend of $0.16 per share, or $18.0 million, which was paid on July 11, 2006 to shareholders of record on June 13, 2006.  In the prior year, we declared a dividend of $0.16 per share, or $15.2 million, on April 28, 2005 to our shareholders of record on June 13, 2005; we paid that dividend on July 11, 2005.

7.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities.  We serve as the investment adviser to seven collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below.  These seven collateralized obligation trusts are investment trusts with aggregate assets of $2.2 billion that are primarily invested in a variety of fixed income securities acquired from third parties.  These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account.  The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees.  Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates’ advisory fees.  Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the seven collateralized obligation trusts is $24.6 million at June 30, 2006 ($0.0 million of which relates to trusts that are consolidated).  Of that exposure, $15.1 million ($0.0 million of which relates to trusts that are consolidated) relates to investment grade debt securities.

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

We consolidated two collateralized obligation trusts as of June 30, 2006 and December 31, 2005.  As of June 30, 2006, our direct investment in these two consolidated collateralized obligation trusts is $0.0 million.  We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.4 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively, related to the consolidated collateralized obligation trusts.

Consolidated Variable Interest Entities:	June 30,	Dec 31,
($ in millions)	2006	2005

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I	$42.0	$54.2
Phoenix CDO II	262.9	267.8
Total	$304.9	$322.0

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)	$78.5	$93.1
Phoenix CDO II (December 2012 mandatorily redeemable)	282.1	296.8
Total	$360.6	$389.9

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $286.8 million and $304.4 million at June 30, 2006 and December 31, 2005, respectively.  In addition, cash and accrued investment income of $18.1 million and $17.6 million are included in these amounts at June 30, 2006 and December 31, 2005, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $349.9 million and $371.2 million at June 30, 2006 and December 31, 2005, respectively, and non-recourse derivative cash flow hedge liabilities of $10.7 million (notional amount of $210.9 million with a maturity of June 2009) and $18.7 million (notional amount of $210.8 million with a maturity of June 2009) at June 30, 2006 and December 31, 2005, respectively.  There were no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at June 30, 2006 and December 31, 2005, respectively.

Fair Value and Cost of Debt and Equity Securities	June 30, 2006		December 31, 2005
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$286.2	$256.2	$304.1	$278.9
Equity securities pledged as collateral	0.6	0.3	0.3	0.3
Total debt and equity securities pledged as collateral	$286.8	$256.5	$304.4	$279.2

Gross and Net Unrealized Gains and Losses from	June 30, 2006		December 31, 2005
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$33.4	$(3.4)	$35.8	$(10.6)
Equity securities pledged as collateral	0.4	(0.1)	0.1	(0.1)
Total	$33.8	$(3.5)	$35.9	$(10.7)
Net unrealized gains	$30.3		$25.2

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the amortized cost of the securities totaled $3.4 million at June 30, 2006.  Debt securities with a fair value less than 80% of the security’s amortized cost totaled $2.7 million at June 30, 2006.  The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at June 30, 2006.

We recognized a $0.0 million and a $1.0 million charge to earnings in the six months ended June 30, 2006 and 2005, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.

The effect of consolidation of the collateralized debt obligation trusts decreased our net income by $0.9 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively, and decreased our stockholders’ equity by $55.7 million and $67.9 million as of June 30, 2006 and December 31, 2005, respectively.

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

The amount of derivative cash flow hedge ineffectiveness recognized for the three and six months ended June 30, 2006 and 2005 is not material to our consolidated financial statements.

8.

Income Taxes

For the three and six months ended June 30, 2006 and 2005, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not taxed	(6.5%)	(3.4%)	(10.9%)	(6.0%)
State income taxes, net of federal tax	0.7%	(0.3%)	(2.9%)	(0.4%)
Other, net	(0.4%)	(0.2%)	(1.7%)	0.1%
Effective income taxes rates applicable to continuing operations	28.8%	31.1%	19.5%	28.7%

Our effective income tax rate of 28.8% and 19.5% for the three and six months ended June 30, 2006 includes significant, infrequent and unusual items and, therefore, does not reflect the anticipated effective income tax rate for the full 2006 year.  The significant, infrequent and unusual events in 2006, which primarily include the intangible asset impairment during the first quarter, had an effective income tax rate of 38.2%.  The estimated annual effective income tax rate applied to recurring income items for the three and six-month periods ended June 30, 2005 was approximately 30%.  Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

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

9.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.  The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$3.3	$2.6	$6.6	$5.3
Interest cost	8.8	8.4	17.5	16.8
Expected return on plan assets	(8.7)	(8.2)	(17.4)	(16.4)
Net loss amortization	2.8	1.6	5.0	3.1
Prior service cost amortization	0.3	0.3	0.5	0.5
Pension benefit cost	$6.5	$4.7	$12.2	$9.3

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$0.6	$0.5	$1.0	$0.9
Interest cost	1.2	0.9	2.1	1.9
Net gain amortization	—	—	—	(0.1)
Prior service cost amortization	(0.4)	(0.4)	(0.8)	(0.8)
Other postretirement benefit cost	$1.4	$1.0	$2.3	$1.9

Savings plans

During the three months ended June 30, 2006 and 2005, we incurred costs of $1.2 million and $0.9 million, respectively, for contributions to our employer-sponsored savings plans.  During the six months ended June 30, 2006 and 2005, we incurred costs of $2.8 million and $2.3 million, respectively, for contributions to our employer-sponsored savings plans.

Prior to July 1, 2005, we made our contributions to the sponsored savings plans in the form of common stock.  During the three months ended June 30, 2005, we contributed 82,877 treasury shares to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $1.3 million and an aggregate market value of $0.9 million for the three months ended June 30, 2005.  During the six months ended June 30, 2005, we contributed 191,473 treasury shares to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $3.0 million and an aggregate market value of $2.3 million for the six months ended June 30, 2005.  Beginning July 1, 2005, our contributions to the sponsored savings plans have been in cash.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors.  Our options have an exercise price equal to the market value of the shares at the date of grant.  Each option, once vested, entitles the holder to purchase one share of our common stock.  The employees’ options vest over a three-year period while the directors’ options vest immediately.  For stock options awarded, we recognize expense over the vesting period equal to their fair value at issuance.  We calculate the fair value of options using the Black-Scholes option valuation model.  The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for PXP officers and employees, less the number of share options issuable under the Directors’ Stock Plan.  The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

Stock Option Activity:	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Number	Weighted-	Number	Weighted-	Number	Weighted-	Number	Weighted-
	Of	Average	of	Average	of	Average	of	Average
	Common	Exercise	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	4,726,059	$14.76	4,273,378	$15.03	4,426,672	$14.78	4,329,983	$15.05
Granted	10,600	15.18	368,957	11.14	441,100	14.58	418,957	11.35
Exercised	(64,205)	13.89	(6,261)	9.07	(85,745)	12.73	(12,441)	9.07
Canceled	(61,583)	15.39	(103,202)	15.06	(171,156)	15.63	(203,627)	15.26
Outstanding, end of period	4,610,871	$14.77	4,532,872	$14.72	4,610,871	$14.77	4,532,872	$14.72

During the three months ended June 30, 2006, we granted 10,600 stock options which vest over three years.  These options had a weighted-average fair value of $6.61 per option ($0.1 million aggregate) which we are expensing over their three-year vesting periods.  During the three months ended June 30, 2005, we granted 368,957 stock options which vest over three years.  These options had a fair value of $2.62 per option ($1.0 million aggregate) which we are expensing over their three-year vesting period.

The aggregate intrinsic value of options outstanding at June 30, 2006 was $3.6 million, of which $2.2 million related to options that were exercisable.

At June 30, 2006, 3.7 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.28.  At June 30, 2006, the weighted-average remaining contractual life for all options outstanding was 6.8 years. We issue new shares to satisfy option exercises.

As of June 30, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options granted by us.  That cost is expected to be recognized over 3 years.  The total fair value of options vested during each of the six-month periods ended June 30, 2006 and 2005, was $1.1 million and $8.3 million, respectively.

Restricted stock units

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors.  Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires.  We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at	Three Months Ended June 30,				Six Months Ended June 30,
Weighted-Average	2006		2005		2006		2005
Grant Price:	RSUs	Price	RSUs	Price	RSUs	Price	RSUs	Price

Outstanding, beginning of period	2,588,637	$11.87	1,741,883	$10.73	1,869,394	$10.77	1,649,888	$10.61
Awarded	23,596	16.00	106,164	11.24	791,350	14.60	198,159	11.98
Converted to common shares/applied to taxes	(1,197,819)	13.40	—	—	(1,216,320)	13.42	—	—
Canceled	(8,318)	13.79	(9,903)	12.91	(38,328)	11.47	(9,903)	12.91
Outstanding, end of period	1,406,096	$10.62	1,838,144	$10.75	1,406,096	$10.62	1,838,144	$10.75

In addition to the RSU activity above, 4.5 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.

Generally, the shares underlying these awards, which are or become vested, will be issued on each employee’s and each director’s respective termination or retirement.

As of June 30, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested RSUs granted by us.  That cost is expected to be recognized over 3 years.  The total fair value of RSUs vested during each of the six-month periods ended June 30, 2006 and 2005, was $5.8 million and $0.4 million, respectively.

10.

Earnings Per Share

Shares Used in Calculation of Basic and	Three Months Ended		Six Months Ended
Diluted Earnings per Share:	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Weighted-average common shares outstanding	112,654	95,034	108,175	94,982
Effect of potential common shares:
Equity units	—	4,178	—	4,849
Restricted stock units	2,991	1,788	2,789	1,748
Director and employee stock options	301	116	308	144
Dilutive potential common shares	3,292	6,082	3,097	6,741
Weighted-average common shares outstanding and dilutive potential common shares	115,946	101,116	111,272	101,723

Employee Stock Options and Equity Units excluded from
Calculation due to Anti-dilutive Exercise Prices:
(i.e., in excess of average common share market prices)
Stock options	3,087	3,409	3,087	3,399

11.

Contingent Liabilities

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or taxpayer.  Several current proceedings are discussed below.  In addition, state regulatory bodies, the Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers.  For example, during 2003 and 2004, the New York State Insurance Department conducted its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and the SEC conducted examinations of certain Phoenix Life variable products and certain Phoenix Life affiliated investment advisers and mutual funds.  The New York State Insurance Department’s report, for the five-year period ending December 31, 2002, cited no material violations.  In 2004, the NASD also commenced examinations of two Phoenix broker-dealers; the examinations were closed in April 2005 and November 2004, respectively.  In February 2005, the NASD notified the Company that it was asserting violations of trade reporting rules by a PXP subsidiary.  The Company responded to the NASD allegations in May 2005 but has not received any further inquiries to date.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $75.0 million as of June 30, 2006 and $60.0 million as of December 31, 2005.  Our total amounts recoverable from retrocessionaires related to paid losses were $20.0 million as of June 30, 2006 and $20.0 million as of December 31, 2005.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three months ended June 30, 2006 and 2005, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance.  Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) the Company’s primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since the Company’s insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (iv) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (v) downgrades in the financial strength ratings of the Company’s subsidiaries or in the Company’s credit ratings; (vi) discrepancies between actual claims experience and assumptions used in setting prices for the products of insurance subsidiaries and establishing the liabilities of such subsidiaries for future policy benefits and claims relating to such products; (vii) movements in the equity markets that affect our investment results, including those from venture capital, the fees we earn from assets under management and the demand for our variable products; (viii) the relative success and timing of implementation of the Company’s strategies; (ix) the effects of closing the Company’s retail brokerage operations; and (x) other risks and uncertainties described in Part II, Item 1A. “Risk Factors” below or in any of the Company’s other filings with the SEC. The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS  OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of June 30, 2006 as compared to December 31, 2005; our consolidated results of operations for the six months ended June 30, 2006 and 2005; and, where appropriate, factors that may affect our future financial performance.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K.

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

We manufacture our products through two reportable operating segments—Life and Annuity and Asset Management—which include three product lines—life insurance, annuities and asset management.  Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal and term life insurance and a range of variable annuity offerings.  Asset Management comprises two lines of business—retail and institutional.  Through our retail line of business, we provide investment management services through open-end mutual funds, closed-end funds and managed accounts.  Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts sold and administered by us.  We also provide transfer agency, accounting and administrative services to our open-end mutual funds.  Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds.  In addition, we manage structured finance products such as collateralized debt obligations, or CDOs, backed by portfolios of assets, for example, public high yield bonds, mortgage-backed or asset-backed securities.

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

Under accounting principles generally accepted in the United States, or GAAP, premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues.  For certain investment options of variable products, collections are reflected on our balance sheet as an increase in separate account liabilities.  Collections for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds.  Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

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

•

our ability to manage expenses.

Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends.  As of June 30, 2006, 67% of our life insurance reserves were for participating policies.  As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends.  Our net income is reduced by the amounts of these dividends.  Policyholder dividend expense, which includes both dividends to policyholders and the change in the policyholder dividend obligation, was $201.9 million and $167.2 million during the six months ended June 30, 2006 and 2005, respectively.

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

Discontinued Operations

During 1999, we discontinued the operations of several businesses that did not align with our business strategy including reinsurance, group life and health and real estate management operations.  See Note 11 to our interim financial statements in this Form 10-Q for more information regarding our discontinued reinsurance operations.

Other Recent Acquisitions and Divestitures

Harris Investment Management, Inc.

On May 18, 2006, we entered into a strategic alliance with Harris Investment Management, Inc., or Harris, whereby we became the investment adviser, distributor and administrator of the Harris Insight(R) Funds, now known as the Phoenix Insight Funds.  Harris will continue to manage the majority of the Phoenix Insight Funds as subadviser.  The acquisition of the Phoenix Insight Funds added $9.7 billion to assets under management at June 30, 2006.

Phoenix National Insurance Company

Effective December 30, 2005, we sold 100% of the common stock held by us in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR.  In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006.  The remainder plus deferred interest is due on January 2, 2007.  The interest rate on the notes is 4.75%.

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

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies, Inc. and changed its name to Phoenix Life Insurance Company, or Phoenix Life.  See Note 3 to our interim financial statements in this Form 10-Q for detailed information regarding the demutualization and closed block.

Recently Issued Accounting Standards

Uncertain Tax Positions:  In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1.  FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and, accordingly, our adoption did not have a material effect on our financial statements.

Share-Based Payment:  Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.  While prior to the issuance of SFAS 123(R) recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.  Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements.

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

Consolidated Results of Operations

Summary Consolidated	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2006	2005	Change	2006	2005	Change

REVENUES:
Premiums	$207.7	$229.1	$(21.4)	$415.2	$455.9	$(40.7)
Insurance and investment product fees	139.4	127.4	12.0	278.5	256.4	22.1
Broker-dealer commission and distribution fee revenues	7.9	7.1	0.8	15.2	13.9	1.3
Investment income, net of expenses	256.3	268.1	(11.8)	507.5	536.8	(29.3)
Net realized investment gains	17.4	(7.8)	25.2	50.6	(25.7)	76.3
Total revenues	628.7	623.9	4.8	1,267.0	1,237.3	29.7

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	333.3	340.0	(6.7)	667.2	683.3	(16.1)
Policyholder dividends	95.1	83.4	11.7	201.9	167.2	34.7
Policy acquisition cost amortization	43.5	9.9	33.6	73.5	38.1	35.4
Intangible asset amortization	8.5	8.8	(0.3)	16.5	17.2	(0.7)
Intangible asset impairment	—	—	—	32.5	—	32.5
Interest expense on indebtedness	12.3	11.4	0.9	24.7	22.5	2.2
Interest expense on non-recourse collateralized obligations	5.1	10.3	(5.2)	9.5	19.2	(9.7)
Other operating expenses	103.1	127.3	(24.2)	214.5	244.5	(30.0)
Total benefits and expenses	600.9	591.1	9.8	1,240.3	1,192.0	48.3
Income before income taxes and minority interest	27.8	32.8	(5.0)	26.7	45.3	(18.6)
Applicable income taxes	8.0	10.2	(2.2)	5.2	13.0	(7.8)
Income before minority interest	19.8	22.6	(2.8)	21.5	32.3	(10.8)
Minority interest in net income of subsidiaries	(0.2)	(0.2)	—	(0.2)	(0.5)	0.3
Net income	$19.6	$22.4	$(2.8)	$21.3	$31.8	$(10.5)

Executive Overview and Outlook

Second quarter and year-to-date 2006 net income was $19.6 million, or $0.17 per diluted share, and $21.3 million, or $0.19 per diluted share, compared with $22.4 million, or $0.22 per diluted share, and $31.8 million, or $0.31 per diluted share, for the same periods in 2005.  Second quarter 2005 net income included a $15.5 million, or $0.15 per diluted share, after-tax benefit from the adjustment, or “unlocking,” of assumptions primarily related to deferred policy acquisition costs, or DAC.  Excluding the effects of this unlocking, net income for the second quarter and year-to-date 2006 increased by $12.7 million and $5.0 million over the comparable periods in 2005.

Second quarter and year-to-date 2006 results, compared with the same periods in 2005, reflected higher fee income, from both higher life sales and growth of policies in force for universal life, improved realized investment gains and lower operating expenses.  These improvements were offset by lower fees for Asset Management from lower assets under management, lower investment income, higher DAC amortization and, for year-to-date only, a non-cash identified intangible asset impairment charge taken in the first quarter of 2006 of $20.1 million after-tax ($32.5 million pre-tax).

Total segment income for the second quarter and year-to-date 2006 was $20.4 million, or $0.18 per diluted share, and $14.2 million, or $0.13 per diluted share, compared with $30.9 million, or $0.31 per diluted share, and $47.7 million, or $0.47 per diluted share, for the same periods in 2005.  Excluding the effects of unlocking, total segment income increased $5.0 million for the second quarter of 2006 and decreased $18.0 million year-to-date

2006 compared to the same periods in 2005.  In addition to the unlocking, the year-to-date results were affected by the $20.1 million impairment charge discussed above.  A reconciliation of segment income to net income follows in the “Results of Operations by Segment” section of this document.

Life and Annuity segment net income for the second quarter and year-to-date 2006 was $30.1 million and $52.2 million compared to $41.4 million ($25.9 million excluding unlocking) and $70.7 million ($55.2 million excluding unlocking) for the same periods in 2005.  Life and Annuity pre-tax segment income for the second quarter and year-to-date 2006 was $42.6 million and $80.9 million compared to $58.7 million ($34.9 million excluding unlocking) and $102.7 million ($78.9 million excluding unlocking) for the same periods in 2005.  The 2006 second quarter results reflected the impact of higher fee income on a growing block of business, favorable life persistency and mortality, offset by higher annuity surrenders and the effect of weaker equity markets.  The year-to-date results reflected higher fee income and favorable persistency, offset by lower net investment income and higher claims due to a small number of large universal life insurance claims. Based on a review of these cases, we believe that these claims are not indicative of deterioration in overall experience.

Total life insurance sales for the second quarter and year-to-date 2006 increased 47% to $50.8 million and 150% to $161.7 million while annualized premiums grew 83% to $39.6 million and 210% to $131.4 million over the comparable periods in 2005.  Annuity deposits for the second quarter and year-to-date 2006 grew 30% to $104.4 million and 14% to $196.6 million over the comparable periods in 2005.  We have positioned annuities for future growth through new leadership, repositioning of the product portfolio and focusing on a select number of key relationships.  Annuity net outflows increased for the second quarter and year-to-date 2006 by $272.0 million and $403.3 million over the comparable periods in 2005.  These increased outflows were due primarily to higher surrenders for lower returning discontinued annuity products and a $206.6 million scheduled maturity of an institutionally-placed contract in the second quarter of 2006.
Total private placement life and annuity deposits for the second quarter and year-to-date 2006 were $59.9 million and $71.8 million compared with $23.2 million and $525.1 million for the comparable periods in 2005.  Deposits from private placement sales can vary widely quarter to quarter because they involve fewer but significantly larger cases.

Asset Management’s segment net loss for the second quarter 2006 was $2.6 million compared to a segment net loss of $5.1 million for the same period in 2005, and the year-to-date 2006 segment net loss was $26.1 million compared to a segment net loss of $6.6 million for the same period in 2005.   Asset Management’s pre-tax segment income for the second quarter 2006 was $1.3 million compared to $0.1 million for the same period in 2005 and the year-to-date 2006 pre-tax segment loss was $33.3 million compared to a pre-tax segment loss of $1.6 million for the same period in 2005.  The improved second quarter 2006 results reflect increased revenues, driven by the adoption of the Harris Insight(R) Funds, now known as the Phoenix Insight Funds, and reduced operating expenses.  The higher 2006 year-to-date loss was due primarily to the $32.5 million pre-tax non-cash identified intangible asset impairment charge for the first quarter of 2006, with the decrease in fee income from lower assets under management, significantly offset by lower operating expenses.

Assets under management at June 30, 2006 were $43.3 billion as compared to $42.3 billion at June 30, 2005.  The June 30, 2006 assets under management reflect the adoption of the Harris Insight(R) Funds, now known as the Phoenix Insight Funds, in the second quarter of 2006, which increased assets under management by $9.7 billion as measured at June 30, 2006.  Net outflows for the second quarter and year-to-date 2006 were $2.7 billion and $4.3 billion compared to net outflows of $1.8 billion and $0.3 billion for the comparable periods in 2005.  Outflows for the 2006 quarter included redemptions of managed accounts at Engemann Asset Management that were anticipated as part of the impairment taken in the first quarter of 2006 and outflows that were unrelated to investment performance, such as the redemption of two structured products and normal withdrawal activity.  Year-to-date 2006 outflows reflect continued redemptions in certain underperforming equity strategies related primarily to institutional products and managed accounts and outflows not related to performance, as discussed above.  In addition, the 2005 year-to-date results include a $3 billion insurance company general account fixed income mandate at Seneca that did not recur in 2006.

We are focused on continued improvement in the profitability of Asset Management, as well as improving net flows.  We have enhanced the product line-up by eliminating underperforming and redundant strategies and by adding new products. We completed a total of 19 mergers, closures or subadvisor changes since the beginning of 2005, while adding 35 funds by leveraging our proprietary capabilities, adding new subadvisory relationships and adopting funds, including the Insight Funds.  We have also realigned our distribution for greater effectiveness and increased the number of wholesalers actively marketing our mutual funds and managed accounts.  We expanded our key account management focus to address the importance of platforms in generating mutual fund sales and we integrated our institutional distribution to sell multiple strategies.

In the fourth quarter of 2005, we secured an agreement to sell approximately three-quarters of the Venture Capital segment assets and, as a result, eliminated the segment effective January 1, 2006.  Earnings from the remaining assets were allocated to the Life and Annuity segment.

The Corporate and Other pre-tax loss for the second quarter and year-to-date 2006 was $13.9 million and $31.3 million compared to $16.4 million and $32.7 million for the same periods in 2005.  The 2006 periods reflected higher investment income and lower expenses, partially offset by higher interest expense for the year-to-date period only, compared to the 2005 periods.

We ended the second quarter of 2006 in a strong financial position, with stockholders’ equity of $2,132.1 million at June 30, 2006, up from $2,007.1 million at December 31, 2005.  This increase was principally due to stock issued in settlement of the equity units in the first quarter of 2006, partially offset by higher unrealized losses, driven by higher interest rates, and the stockholder dividends declared in the second quarter of 2006.

Three and six months ended June 30, 2006 vs. June 30, 2005

Premium revenue for the three and six months ended June 30, 2006 decreased $21.4 million, or 9%, and $40.7 million, or 9%, from the comparable periods in 2005 due primarily to lower participating life insurance premiums, partially offset by higher premiums for term life insurance.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Insurance and investment product fees for the three and six months ended June 30, 2006 increased $12.0 million, or 9%, and $22.1 million, or 9%, over the comparable periods in 2005 due primarily to increased fees in Life and Annuity, offset by lower fees for Asset Management.  Life and Annuity fees for the three and six months ended June 30, 2006 increased $21.1 million, or 28%, and $43.6 million, or 29%, from the comparable periods in 2005 due principally to higher universal life fees, partially offset by modestly lower variable universal life fees.  Asset Management investment product fees for the three and six months ended June 30, 2006 decreased $9.5 million, or 18%, and $22.2 million, or 21%, from the comparable periods in 2005, primarily as a result of decreased billable average assets under management.  Average assets under management increased over prior periods primarily as a result of the adoption of the Insight Funds in the latter part of the second quarter.  Approximately 30% of our asset management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.

Broker-dealer commission and distribution fees for the three and six months ended June 30, 2006 increased $0.8 million and $1.3 million, respectively, from the comparable periods in 2005, primarily as a result of an increase in distributor fee income earned on sales of mutual fund shares.

Net investment income for the three and six months ended June 30, 2006 decreased $11.8 million, or 4%, and $29.3 million, or 5%, from the comparable periods in 2005.  These decreases are due primarily to lower earnings from investments pledged as collateral of $7.3 million and $13.7 million for the three and six-month periods and lower Life and Annuity investment income of $4.3 million and $16.6 million for the three and six-month periods.  The decrease in earnings from investments pledged as collateral is due to the liquidation of the Mistic CDO in the third quarter of 2005 while the decline in Life and Annuity investment income is principally due to lower partnership, prepayment and other gains, particularly in the first quarter of 2006.

Net realized investment gains for the three and six months ended June 30, 2006 increased $25.2 million and $76.3 million over the comparable periods in 2005.  The increase in net realized investment gains is due primarily to an improved credit environment in 2006 as impairments decreased $7.6 million and $19.1 million for the comparative three and six-month periods in 2006 versus 2005.  In addition, 2006 benefited from higher net transaction gains including $19.4 million from a CBO liquidation and $10.0 million due to the Lombard earnout.

Policyholder benefits for the three and six months ended June 30, 2006 decreased $6.7 million, or 2%, and $16.1 million, or 2%, from the comparable periods in 2005 due principally to lower benefits and reserve changes for participating life insurance and lower interest credited for annuities, partially offset by higher universal life claims.  Interest credited for annuities decreased as a result of the decline in general account funds on deposit, related primarily to discontinued products.  Universal life claims represented a small number of claims which, based on our review, we believe are not indicative of a deterioration in overall experience.

Policyholder dividends increased for the three and six months ended June 30, 2006 by $11.7 million, or 14%, and $34.7 million, or 21%, from the comparable periods in 2005.  This was due to the effect of realized gains and operating results for the closed block line of business on the policyholder dividend obligation, which increased dividend expense by $26.7 million and $66.8 million for the three and six-month periods over the same periods in 2005.  This increase was offset by the lower dividends resulting primarily from reduction of the dividend scale in the fourth quarter of 2005.

Policy acquisition cost amortization for the three and six months ended June 30, 2006 increased $33.6 million, or 239%, and $35.4 million, or 93%, over the comparable periods in 2005 due primarily to the effects of unlocking in the second quarter of 2005, which decreased amortization by $28.1 million and higher amortization for universal life resulting from growth of policies in force.  For the second quarter of 2006, amortization of DAC related to annuities increased due to lower relative performance and higher surrenders.

In the first quarter of 2006, we recorded a $32.5 million impairment charge.  This impairment included the entire identified intangible asset balance related to the large-cap managed account strategy at Engemann, which reflected cumulative and expected outflows of assets under management.

Other operating expenses for the three and six months ended June 30, 2006 decreased $24.2 million, or 19%, and $30.0 million, or 12%, from the comparable periods in 2005, reflecting lower expenses in all segments.  Asset Management’s other operating expenses decreased $10.1 million and $21.5 million for the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005, or 20% in each period, of which $7.4 million and $14.1 million related to compensation expense and $2.7 million and $7.4 million related to non-compensation related operating expenses.  The decrease in compensation expense in both periods was primarily the result of a $6.0 million and $10.5 million decrease, respectively, in incentive compensation, which resulted from lower bonus pools and a decrease in management and sales incentives.  The bonus pools decreased as a result of lower earnings and revenues at certain of our partner firms that have formula-based incentives, as well as lower staffing levels.  Lower costs in both periods related to mandatorily redeemable noncontrolling interests of $2.0 million and $5.1 million, respectively, was the primary contributor to the decrease in non-compensation related operating expenses.  The decrease in this cost is due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.  The remaining decrease was primarily the net result of changes in commissions and finders fees, clearing costs, outside services and trailing commissions paid on sales of mutual fund shares.  Life and Annuity’s other operating expenses for the three and six months ended June 30, 2006 decreased $8.2 million, or 14%, and $1.8 million, or 2%, from the comparable periods in 2005 due to lower non-deferred expenses, partially offset by higher premium taxes and, for the six-month period only, somewhat higher commissions.

Income tax expense for the three and six months ended June 30, 2006 decreased $2.2 million, or 22%, and $7.8 million, or 60%, from the comparable periods in 2005, due primarily to lower pre-tax income.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income.  See Note 2 to our consolidated financial statements in our 2005 Annual Report on Form 10-K for more information regarding our presentation of segment income.  Segment income is an internal performance measure we use in the management of our operations, including our compensation plans and planning processes.  We exclude realized investment gains and losses and certain other items from our calculation of segment income because we do not consider them to be related to the operating performance of our segments.  The size and timing of realized investment gains and losses are often subject to our discretion.  Certain other items are excluded from segment income because we believe they are not indicative of overall operating trends and are items that management believes are infrequent and material and which result from a business restructuring, a change in the regulatory requirements, or other unusual circumstances.  While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income, and measures that incorporate segment income, are appropriate measures that are useful to investors because they identify the earnings attributable to the ongoing operations of the business.  Items excluded from segment income may vary from period to period.  Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. We include information on other items allocated to our segments in their respective consolidated financial statement footnotes for informational purposes only.  Segment income, and other measures that incorporate net income, are not substitutes for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

Investment income on debt and equity securities pledged as collateral as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor, are included in the Corporate and Other segment.  Excess investment income on debt and equity securities pledged as collateral represents investment advisory fees earned by our asset management subsidiary and is allocated to the Asset Management segment as investment product fees for segment reporting purposes only.  Also, all interest expense is included in the Corporate and Other segment, as are several smaller subsidiaries and investment activities which do not meet the criteria of reportable segments.  These include our remaining international operations and the run-off of our group pension and guaranteed investment contract businesses.

Results of Operations by Segment	Three Months Ended		Six Months Ended
as Reconciled to Consolidated Net Income:	June 30,		June 30,
($ in millions)	2006	2005	2006	2005

Segment Income (Loss)
Life and annuity segment	$42.6	$58.7	$80.9	$102.7
Asset management segment	1.3	0.1	(33.3)	(1.6)
Venture capital segment	—	2.7	—	0.5
Corporate and other segment:
Interest expense on indebtedness	(12.3)	(11.4)	(24.7)	(22.5)
Other	(1.6)	(5.0)	(6.6)	(10.2)
Total segment income before income taxes	30.0	45.1	16.3	68.9
Applicable income taxes	9.6	14.2	2.1	21.2
Total segment income	20.4	30.9	14.2	47.7
Items excluded from total segment income:(1)
Net realized investment gains (losses), net of income taxes and other offsets	3.0	(1.8)	13.4	(7.3)
Restructuring costs, net of income taxes	(3.8)	(6.7)	(6.3)	(8.6)
Net income	$19.6	$22.4	$21.3	$31.8

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

Total Segment Return on Equity:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Stockholders’ equity, end of period	$2,132.1	$2,038.5	$2,132.1	$2,038.5
Adjustments for:
Accumulated other comprehensive (income) loss	96.0	(52.9)	96.0	(52.9)
Accumulated realized losses in retained earnings related to consolidated collateralized obligation trusts	53.7	54.9	53.7	54.9
Stockholders’ equity attributed to discontinued operations	(31.8)	(23.0)	(31.8)	(23.0)
Adjusted stockholders’ equity, end of period	$2,250.0	$2,017.5	$2,250.0	$2,017.5
Average adjusted stockholders’ equity(1)	2,257.1	2,012.2	2,217.8	2,006.5
Total segment income	$20.4	$30.9	$14.2	$47.7
Total segment return on equity (annualized)(2)	3.6%	6.1%	2.2%	4.8%

_______

(1)

The average adjusted stockholders’ equity represents the three and six-month average of the monthly adjusted stockholders’ equity, where monthly adjusted stockholders’ equity is defined as the average of the total equity at the beginning and end of each month adjusted for accumulated other comprehensive income, accumulated realized losses in retained earnings related to collateralized obligation trusts consolidated under FIN 46(R) and equity attributed to discontinued operations.  We adjust shareholders’ equity for these items because they are not related to segment operations and financial results and, therefore, inclusion of these items would not provide meaningful comparisons with other periods.

(2)

For calculation of the six months ended June 30, 2006 annualized segment income return on equity, the annualized segment income was adjusted to reflect the $20.1 million after-tax impairment charge once rather than on an annualized basis.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products.  We used 300% RBC levels for 2006 and 2005.  Capital within our Life Companies that is unallocated is included in the Corporate and Other segment.  We allocate capital to our Asset Management segment on the basis of the historical capital within that segment.  We allocate net investment income based on the assets allocated to the segments.  We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment.  We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Results of operations
Premiums	$207.7	$229.1	$(21.4)	$415.2	$455.9	$(40.7)
Insurance and investment product fees	97.5	76.4	21.1	195.6	152.0	43.6
Net investment income	243.1	247.4	(4.3)	484.5	501.1	(16.6)
Total segment revenues	548.3	552.9	(4.6)	1,095.3	1,109.0	(13.7)
Policy benefits, including policyholder dividends	413.0	428.1	(15.1)	832.6	857.1	(24.5)
Policy acquisition cost amortization	43.7	8.9	34.8	76.3	41.9	34.4
Other operating expenses	49.0	57.2	(8.2)	105.5	107.3	(1.8)
Total segment benefits and expenses	505.7	494.2	11.5	1,014.4	1,006.3	8.1
Segment income	42.6	58.7	(16.1)	80.9	102.7	(21.8)
Allocated income taxes	13.0	19.1	(6.1)	25.0	33.1	(8.1)
Segment income	29.6	39.6	(10.0)	55.9	69.6	(13.7)
Net realized investment gains (losses), net of income taxes and other offsets	0.5	1.8	(1.3)	(3.7)	1.2	(4.9)
Restructuring charges, after income taxes	—	—	—	—	(0.1)	0.1
Segment net income	$30.1	$41.4	$(11.3)	$52.2	$70.7	$(18.5)

Three and six months ended June 30, 2006 vs. June 30, 2005

Excluding the $23.8 million pre-tax unlocking benefit ($15.5 million after-tax) in the second quarter of 2005 discussed above, segment net income for the three and six months ended June 30, 2006 increased 16% and decreased 5%, respectively, and pre-tax segment income increased 22% and 3% for the three and six months ended June 30, 2006.  The unlocking consisted of a reduction in DAC amortization of $28.1 million, offset by a charge to policy reserves of $3.5 million, a decrease in fee income of $0.3 million and an increase to operating expenses of $0.5 million.

Premium revenue for the three and six months ended June 30, 2006 decreased $21.4 million, or 9%, and $40.7 million, or 9%, from the comparable periods in 2005 due primarily to lower participating life insurance premiums, partially offset by higher premiums for term life insurance.  Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Insurance and investment product fees for the three and six months ended June 30, 2006 increased $21.1 million, or 28%, and $43.6 million, or 29%, from the comparable periods in 2005 due principally to higher universal life fees, partially offset by modestly lower variable universal life fees.  See discussion of “Life and Annuity Segment Revenues by Product” that follows for additional information.

Policy benefits and dividends for the three and six months ended June 30, 2006 decreased $15.1 million, or 4%, and $24.5 million, or 2%, from the comparable periods in 2005 due principally to lower benefits and reserve changes for participating life insurance, lower dividend expenses and lower interest credited for annuities.  These decreases were partially offset by higher universal life claims, which represented a small number of large claims.  Based upon our review, we believe that these claims are not indicative of deterioration in overall experience.  Dividend expense decreased from the reduction of the dividend scale in the fourth quarter of 2005, partially offset by an increase in the change for the policyholder dividend obligation.  Interest credited for annuities decreased as a result of the decline in general account funds on deposit related primarily to discontinued products.

Policy acquisition cost amortization for the three and six months ended June 30, 2006 increased $34.8 million, or 291%, and $34.4 million, or 82%, over the comparable periods in 2005 due primarily to the effects of unlocking, discussed above, and higher amortization for universal life resulting from growth of policies in force.  For the second quarter of 2006, annuity amortization increased due to the effect of market performance and higher surrenders on funds on deposit.

Other operating expenses, which include non-deferrable policy acquisition costs, general and administrative costs for the three and six months ended June 30, 2006 decreased $8.2 million, or 14%, and $1.8 million, or 2%, from the comparable periods in 2005 due to lower non-deferred expenses, partially offset by higher premium taxes.  The six-month decrease in operating expenses was also affected by somewhat higher commissions in the first quarter of 2006.

Allocated income taxes for the three and six months ended June 30, 2006 decreased by $6.1 million, or 32%, and $8.1 million, or 24%, from the comparable periods in 2005 due primarily to lower pre-tax income.

Annuity funds on deposit

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Deposits	$147.1	$93.5	$243.4	$674.4
Performance	81.0	85.6	400.2	84.6
Fees	(16.2)	(15.6)	(32.0)	(31.9)
Benefits and surrenders	(580.4)	(355.4)	(1,093.7)	(605.2)
Change in funds on deposit	(368.5)	(191.9)	(482.1)	121.9
Funds on deposit, beginning of period	7,924.5	8,016.7	8,038.1	7,702.9
Annuity funds on deposit, end of period	$7,556.0	$7,824.8	$7,556.0	$7,824.8

Three and six months ended June 30, 2006 vs. June 30, 2005

Annuity funds on deposit for the three and six months ended June 30, 2006 declined $368.5 million and $482.1 million, while annuity funds decreased $191.9 million for the three months ended June 30, 2005 and increased $121.9 million for the six months ended June 30, 2005.  The change for the three-month period was due primarily to higher surrenders, from lower returning discontinued annuity products and a $206.6 million scheduled maturity of an institutionally-placed contract, partially offset by higher deposits.  The change for the six-month period was due primarily to higher surrenders in 2006, principally from discontinued products and a large private placement deposit in first quarter of 2005 that did not recur.  These decreases were partially offset by significantly improved investment performance in the first quarter of 2006.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Deposits	$52.8	$49.0	$98.8	$112.3
Performance and interest credited	(16.1)	22.0	84.9	12.7
Fees and cost of insurance	(27.1)	(20.3)	(53.1)	(48.6)
Benefits and surrenders	(50.9)	(26.3)	(72.8)	(52.2)
Change in funds on deposit	(41.3)	24.4	57.8	24.2
Funds on deposit, beginning of period	2,198.9	1,942.9	2,099.8	1,943.1
Variable universal life funds on deposit, end of period	$2,157.6	$1,967.3	$2,157.6	$1,967.3

Three and six months ended June 30, 2006 vs. June 30, 2005

Variable universal life funds on deposit decreased by $41.3 million for the three months ended June 30, 2006 compared to an increase of $24.4 million for the same period in 2005 due primarily to lower relative investment performance and higher private placement surrenders in the 2006 period.  Variable universal life funds on deposit increased by $57.8 million for the six months ended June 30, 2006 compared to an increase of $24.2 million for the same period in 2005.
This improvement was principally due to higher relative investment performance offset by higher private placement surrenders and lower deposits for the six month period in 2006.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2006	2005	2006	2005

Deposits	$73.7	$57.7	$209.2	$112.6
Interest credited	19.8	18.4	39.2	36.9
Fees and cost of insurance	(51.0)	(31.7)	(104.4)	(59.0)
Benefits and surrenders	(26.7)	(30.1)	(56.0)	(59.6)
Change in funds on deposit	15.8	14.3	88.0	30.9
Funds on deposit, beginning of period	1,806.3	1,627.2	1,734.1	1,610.6
Universal life funds on deposit, end of period	$1,822.1	$1,641.5	$1,822.1	$1,641.5

Three and six months ended June 30, 2006 vs. June 30, 2005

Universal life funds on deposit increased $15.8 million for the three months ended June 30, 2006 compared to an increase of $14.3 million for the same period in 2005.  Universal life funds on deposit increased by $88.0 million for the six months ended June 30, 2006 compared to an increase of $30.9 million for the same period in 2005.  This improvement was principally due to significantly higher deposits, partially offset by higher fees and cost of insurance for the six-month period in 2006.

Composition of Life and Annuity	Three Months Ended			Six Months Ended
Segment Revenues by Product:	June 30,			June 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Life and annuity segment revenues by product
Variable universal life insurance	$30.6	$32.7	$(2.1)	$61.1	$62.6	$(1.5)
Universal life insurance	79.3	53.0	26.3	157.3	107.6	49.7
Other life insurance	0.3	0.4	(0.1)	0.4	0.4	—
Total non-traditional life insurance	110.2	86.1	24.1	218.8	170.6	48.2
Traditional life insurance	385.4	408.8	(23.4)	770.1	820.3	(50.2)
Total life insurance	495.6	494.9	0.7	988.9	990.9	(2.0)
Annuities	52.7	58.0	(5.3)	106.4	118.1	(11.7)
Segment revenues	$548.3	$552.9	$(4.6)	$1,095.3	$1,109.0	$(13.7)

Three and six months ended June 30, 2006 vs. June 30, 2005

Variable universal life insurance revenue for the three and six months ended June 30, 2006 decreased $2.1 million, or 6%, and $1.5 million, or 2%, over the comparable periods in 2005 due to the effects of unlocking which increased fee revenue by $3.0 million for the second quarter of 2005.

Universal life insurance revenue for the three and six months ended June 30, 2006 increased $26.3 million, or 50%, and $49.7 million, or 46%, over the comparable periods in 2005.  This was due to higher cost of insurance fees, from growth of in-force business, increased investment earnings from higher funds on deposit and increased fees from higher sales in the 2006 periods.

Traditional life insurance revenue for the three and six months ended June 30, 2006 decreased $23.4 million, or 6%, and $50.2 million, or 6%, from the comparable periods in 2005.  This was due to lower renewal premiums and a decrease in net investment income, principally for the first quarter of 2006, which resulted from lower partnership, prepayment and other gains.  Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity revenue for the three and six months ended June 30, 2006 decreased $5.3 million, or 9%, and $11.7 million, or 10%, from the comparable periods in 2005.  This was due principally to lower interest earned, as a result of the decline in funds on deposit in general account funds.

Composition of Life and Annuity	Three Months Ended			Six Months Ended
Segment Income before	June 30,			June 30,
Income Taxes by Product:	2006	2005	Change	2006	2005	Change
($ in millions)

Life and annuity segment income by product
Variable universal life insurance	$9.2	$37.8	$(28.6)	$17.7	$46.9	$(29.2)
Universal life insurance	11.4	23.0	(11.6)	19.3	33.4	(14.1)
Other life insurance	0.9	0.6	0.3	1.3	0.9	0.4
Total non-traditional life insurance	21.5	61.4	(39.9)	38.3	81.2	(42.9)
Traditional life insurance	20.6	6.9	13.7	36.4	25.1	11.3
Total life insurance	42.1	68.3	(26.2)	74.7	106.3	(31.6)
Annuities	0.5	(9.6)	10.1	6.2	(3.6)	9.8
Segment income before income taxes	$42.6	$58.7	$(16.1)	$80.9	$102.7	$(21.8)

Three and six months ended June 30, 2006 vs. June 30, 2005

Variable universal life pre-tax income for the three and six months ended June 30, 2006 decreased $28.6 million, or 76%, and $29.2 million, or 62%, from the comparable periods in 2005 due primarily to the unlocking benefit in the second quarter of 2005.  Excluding the effects of unlocking, pre-tax income is flat for the three months ended June 30, 2006 and decreased $0.6 million for the six months ended June 30, 2006, compared to the prior year periods.

Universal life pre-tax income for the three and six months ended June 30, 2006 decreased $11.6 million, or 50%, and $14.1 million, or 42%, from the comparable periods in 2005 due primarily to the unlocking benefit in the second quarter of 2005.  Excluding the effects of unlocking, pre-tax income increased $2.2 million and decreased $0.3 million for the three and six months ended June 30, 2006, compared to the same periods in 2005.  The pre-tax income for the 2006 periods reflected increased revenue, as discussed above, offset by higher claims and increased amortization of deferred acquisition costs.  The increase in claims represented a small number of cases which we believe are not indicative of deterioration in overall experience.

Traditional life pre-tax income for the three and six months ended June 30, 2006 increased $13.7 million, or 199%, and $11.3 million, or 45%, over the comparable periods in 2005.  Excluding the effects of unlocking in the second quarter of 2005, pre-tax income increased $5.8 million and $3.4 million for the three and six-month periods in 2006, over the prior year periods, due primarily to lower operating expenses.  The increase in pre-tax income for the six-month period was offset by lower investment income from partnerships, prepayments and other gains in the first quarter of 2006.

Annuities pre-tax income for the three and six months ended June 30, 2006 increased $10.1 million and $9.8 million over the comparable periods in 2005.  Excluding the effects of unlocking in the second quarter of 2005, pre-tax income decreased $0.6 million and $0.9 million for the three and six-month periods in 2006 from the same periods in 2005.  The pre-tax income for 2006 reflected lower revenues, discussed above, and higher amortization of DAC for the second quarter, offset by lower interest credited and operating expenses.  The amortization of DAC increased in the second quarter of 2006 due to low relative investment performance and higher surrenders.  Interest credited declined due to lower general account funds on deposit, consistent with the decline in investment income earned on those funds, as discussed above.

Asset Management Segment

Summary Asset Management	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Results of operations
Investment product fees	$42.0	$51.5	$(9.5)	$83.2	$105.4	$(22.2)
Broker-dealer commission and distribution fees	7.9	7.1	0.8	15.2	13.9	1.3
Net investment income	0.4	0.4	—	0.7	0.7	—
Total segment revenues	50.3	59.0	(8.7)	99.1	120.0	(20.9)
Intangible asset amortization	8.5	8.3	0.2	16.5	16.7	(0.2)
Intangible asset impairment	—	—	—	32.5	—	32.5
Other operating expenses	40.5	50.6	(10.1)	83.4	104.9	(21.5)
Total segment expenses	49.0	58.9	(9.9)	132.4	121.6	10.8
Segment income (loss)	1.3	0.1	1.2	(33.3)	(1.6)	(31.7)
Allocated income taxes (benefit)	0.6	—	0.6	(12.8)	(0.4)	(12.4)
Segment income (loss)	0.7	0.1	0.6	(20.5)	(1.2)	(19.3)
Restructuring charges, net of income taxes	(3.3)	(5.1)	1.8	(5.8)	(5.2)	(0.6)
Realized investment gains (losses), net of income taxes	—	(0.1)	0.1	0.2	(0.2)	0.4
Segment net income (loss)	$(2.6)	$(5.1)	$2.5	$(26.1)	$(6.6)	$(19.5)

Our investment product fee revenues are based on assets under management.  Approximately 30% of our investment product fees are based on beginning of quarter assets under management while the remaining 70% are based on end of day balances.  End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	June 30,	March 31,	Dec 31,	June 30,
($ in millions)	2006	2006	2005	2005

End of period	$43,309.8	$37,130.3	$37,422.9	$42,309.2
Year-to-date average (based on how fees are calculated)	$39,490.1	$37,668.6	$41,256.9	$44,411.9

Three and six months ended June 30, 2006 vs. June 30, 2005

Investment product fees for the three and six months ended June 30, 2006 decreased $9.5 million, or 18%, and $22.2 million, or 21%, respectively, from the comparable periods in 2005, primarily as a result of decreased average assets under management.  Although assets under management increased late in the second quarter of 2006 due to the adoption of the Insight Funds, approximately 30% of our asset management fee revenues are based on assets as of the beginning of a quarter.  This causes fluctuations in fees to lag behind changes in assets under management.  Broker-dealer commission and distribution fees for the three and six months ended June 30, 2006 increased $0.8 million and $1.3 million, respectively, from the comparable periods in 2005, primarily as a result of an increase in distributor fee income earned on sales of mutual fund shares.

Net increases in average assets under management during the last six months were due primarily to the adoption of the Insight Funds, which added $9.7 billion to assets under management as measured at June 30, 2006.  Positive investment performance also added $1.6 billion to assets under management during the same period.  These increases were offset in part by outflows in the last two quarters of $9.6 billion and $4.3 billion, respectively.  In June 2006, April 2006, and September 2005, certain collateralized debt obligation trusts, Seneca CBO III, Seneca CBO II, and Mistic, respectively, became callable by their bondholders and were liquidated.  The liquidation of these trusts contributed $0.4 billion and $1.2 billion, respectively, to net outflows.

Sales of retail products for the three and six months ended June 30, 2006 were $0.7 billion and $1.7 billion, respectively, a decrease of 24% and 15%, respectively, over the prior year periods.  Redemptions from existing accounts for the three and six months ended June 30, 2006 were $2.0 billion and $4.0 billion, respectively, an increase of 10% and 3%, respectively, over the prior year periods.  Sales of institutional accounts for the three months ended June 30, 2006 were $0.5 billion, which remained relatively constant compared to 2005.  Sales of institutional accounts for the six months ended June 30, 2006 were $1.1 billion, a decrease of 76% over the same period in 2005.  The first quarter of 2005 included one $3.0 billion sale.  Excluding this sale, sales of institutional accounts in 2006 decreased 30% compared to the same period in 2005.  Lost accounts and withdrawals from existing accounts for the three and six months ended June 30, 2006 were $1.9 billion and $3.1 billion, respectively, a decrease of 29% and 5%, respectively, from the prior year period.

In the first quarter of 2006, we performed an interim test for impairment on certain definite-lived intangible assets at one of our reporting units as a result of significant outflows of retail assets during that quarter.  In addition, a test for impairment of this unit’s goodwill was also deemed necessary.  As a result of these tests, we recorded a $32.5 million pre-tax impairment charge against certain definite-lived intangible assets.  No impairment of goodwill was recorded.  As of June 30, 2006, we did not believe that an interim test for impairment of our goodwill or other intangible assets was warranted.

Other operating expenses decreased $10.1 million and $21.5 million for the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005, or 20% in each period, of which $7.4 million and $14.1 million related to compensation expense and $2.7 million and $7.4 million related to non-compensation related operating expenses.

The decrease in compensation expense in both periods was primarily the result of a $6.0 million and $10.5 million decrease, respectively, in incentive compensation.  Incentive compensation decreased as a result of lower earnings and revenues at certain of our partner firms that have formula-based incentives, as well as lower staffing levels.  Lower costs in both periods related to mandatorily redeemable noncontrolling interests of $2.0 million and $5.1 million, respectively, was the primary contributor to the decrease in non-compensation related operating expenses.  The decrease in this cost was due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.  The remaining decrease was primarily the result of changes in commissions and finders fees, clearing costs, outside services and trailing commissions paid on sales of mutual fund shares.

Allocated income taxes for the three months ended June 30, 2006 increased $0.6 million from the comparable period in 2005, primarily as a result of higher pre-tax segment income in 2006 compared to 2005.  Allocated income taxes for the six months ended June 30, 2006 decreased $12.4 from the comparable period in 2005, primarily as a result of a higher pre-tax segment loss in 2006.

After-tax restructuring costs decreased $1.8 million for the three months ended June 30, 2006 and increased $0.6 million for the six months ended June 30, 2006 compared to the prior year periods.  The charges for 2005 and 2006 related to the ongoing restructuring of the asset management business, which included converting asset management operations to a wholly-owned structure and consolidation of certain functions and office space.  The charges for the 2005 periods were predominantly employment-related charges, while the charges in 2006 were primarily employment and lease related charges.

Corporate and Other Segment

Summary Corporate and Other	Three Months Ended			Six Months Ended
Financial Data:	June 30,			June 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Corporate investment income	$1.1	$0.1	$1.0	$1.7	$0.2	$1.5
Investment income from collateralized obligations	5.2	12.5	(7.3)	9.7	23.4	(13.7)
Interest expense on indebtedness	(12.3)	(11.4)	(0.9)	(24.7)	(22.5)	(2.2)
Interest expense on non-recourse collateralized obligations	(5.1)	(10.3)	5.2	(9.5)	(19.2)	9.7
Corporate expenses	(3.2)	(5.2)	2.0	(8.7)	(11.0)	2.3
Other	0.4	(2.1)	2.5	0.2	(3.6)	3.8
Corporate and other loss, before income taxes	(13.9)	(16.4)	2.5	(31.3)	(32.7)	1.4
Allocated income tax (benefit)	(4.0)	(5.9)	1.9	(10.1)	(11.6)	1.5
Corporate and other loss	(9.9)	(10.5)	0.6	(21.2)	(21.1)	(0.1)
Net realized investment losses, net of income taxes and other offsets	2.5	(3.5)	6.0	16.9	(8.3)	25.2
Restructuring charges, after income taxes	(0.5)	(1.6)	1.1	(0.5)	(3.3)	2.8
Corporate and other net loss	$(7.9)	$(15.6)	$7.7	$(4.8)	$(32.7)	$27.9

We allocate indebtedness and related interest expense to the Corporate and Other segment.

Three and six months ended June 30, 2006 vs. June 30, 2005

Corporate and Other pre-tax income for the three and six months ended June 30, 2006 increased $2.5 million and $1.4 million over the comparable periods in 2005 due primarily to higher investment income from earnings on investment of the equity units proceeds and lower operating expenses.

After-tax restructuring costs for the three and six months ended June 30, 2006 decreased $1.1 million and $2.8 million from the comparable periods in 2005.  The 2005 charges primarily related to completion of the outsourcing of our information technology infrastructure, legal costs associated with certain restructuring activities and execution of our facility use plan.

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

See Note 7 to our interim financial statements in this Form 10-Q as well as Note 8 to our consolidated financial statements in our 2005 Annual Report on Form 10-K for more information.

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

See our 2005 Annual Report on Form 10-K for more information regarding our enterprise risk management.  There were no material changes in our exposure to product, market and operational risks at June 30, 2006 in comparison to December 31, 2005.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of June 30, 2006, our general account held debt securities with a carrying value of $12,560.7 million, representing 80.7% of total general account investments.  Public debt securities represented 76.7% of total debt securities, with the remaining 23.3% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor.  See Note 7 to our interim financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2006	2005	2006	2005	2006	2005

1	AAA/AA/A	$8,030.7	$8,625.0	$6,536.1	$7,089.4	$1,494.6	$1,535.6
2	BBB	3,542.0	3,795.3	2,272.3	2,487.4	1,269.7	1,307.9
Total investment grade		11,572.7	12,420.3	8,808.4	9,576.8	2,764.3	2,843.5
3	BB	753.4	753.0	637.0	647.5	116.4	105.5
4	B	180.6	168.3	147.1	120.8	33.5	47.5
5	CCC and lower	36.6	43.6	28.1	28.0	8.5	15.6
6	In or near default	17.4	19.4	11.4	14.6	6.0	4.8
Total debt securities		$12,560.7	$13,404.6	$9,632.0	$10,387.7	$2,928.7	$3,016.9

Debt Securities by Type:	As of June 30, 2006
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$655.9	$658.2	$12.8	$(15.1)	$(2.3)
State and political subdivision	290.7	284.7	10.5	(4.5)	6.0
Foreign government	280.4	264.0	20.0	(3.6)	16.4
Corporate	7,141.5	7,265.0	107.6	(231.1)	(123.5)
Mortgage-backed	3,097.8	3,152.8	38.6	(93.6)	(55.0)
Other asset-backed	1,094.4	1,092.6	15.8	(14.0)	1.8
Total debt securities	$12,560.7	$12,717.3	$205.3	$(361.9)	$(156.6)
Debt securities outside closed block:
Unrealized gains	$1,461.5	$1,395.8	$65.7	$—	$65.7
Unrealized losses	4,357.9	4,529.2	—	(171.3)	(171.3)
Total outside the closed block	5,819.4	5,925.0	65.7	(171.3)	(105.6)
Debt securities in closed block:
Unrealized gains	3,010.1	2,870.5	139.6	—	139.6
Unrealized losses	3,731.2	3,921.8	—	(190.6)	(190.6)
Total in the closed block	6,741.3	6,792.3	139.6	(190.6)	(51.0)
Total debt securities	$12,560.7	$12,717.3	$205.3	$(361.9)	$(156.6)

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach emphasizes a high level of industry diversification.  The top five industry holdings as of June 30, 2006 in our debt securities portfolios are banking (6.9%), insurance (3.8%), diversified financial services (3.8%), electrical utilities (3.2%) and foreign government (2.2%).

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2006	2005	2006	2005

Debt security impairments	$(2.4)	$(8.5)	$(3.4)	$(20.7)
Other invested asset impairments	—	—	—	—
Mortgage loan impairments	—	(0.8)	—	(0.8)
Debt and equity securities pledged as collateral impairments	—	(0.7)	—	(1.0)
Impairment losses	(2.4)	(10.0)	(3.4)	(22.5)
Debt security transaction gains	18.6	8.7	43.9	11.8
Debt security transaction losses	(3.6)	(8.6)	(12.9)	(18.9)
Equity security transaction gains	2.3	0.9	6.2	1.4
Equity security transaction losses	(2.2)	(0.5)	(2.6)	(2.0)
Mortgage loan transaction gains	—	—	3.2	—
Venture capital partnership transaction gains	3.8	—	3.8	—
Debt and equity securities pledged as collateral gains	0.1	—	0.1	0.2
Debt and equity securities pledged as collateral losses	—	(0.5)	(1.0)	—
Affiliate equity security transaction gains	0.4	—	10.4	3.7
Other invested asset transaction gains	0.8	2.2	3.0	0.6
Other invested asset transaction losses	(0.5)	—	(0.3)	—
Real estate transaction gains	0.1	—	0.2	—
Net transaction gains (losses)	19.8	2.2	54.0	(3.2)
Net realized investment gains (losses)	$17.4	$(7.8)	$50.6	$(25.7)
Applicable closed block policyholder dividend obligation (reduction)	13.4	(6.7)	32.6	(11.1)
Applicable deferred policy acquisition costs (benefit)	(0.2)	1.0	(2.8)	(3.8)
Applicable deferred income taxes (benefit)	1.2	(0.3)	7.4	(3.5)
Offsets to realized investment gains (losses)	14.4	(6.0)	37.2	(18.4)
Net realized investment gains (losses) included in net income	$3.0	$(1.8)	$13.4	$(7.3)

Impairment losses on debt and equity securities decreased $17.3 million during the six months ended June 30, 2006 over the comparable period in 2005.  Affiliate transactions of $10.4 million for the six months ended June 30, 2006 are attributable to the earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.  See Notes 1 and 5 to our interim financial statements in this Form 10-Q for additional information.

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts were $0.0 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.

Gross and Net	As of June 30, 2006
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,344	3,404	702	2,527	642	877
Unrealized gains (losses)	$205.3	$(361.9)	$65.7	$(171.3)	$139.6	$(190.6)
Applicable policyholder dividend obligation (reduction)	139.6	(190.6)	—	—	139.6	(190.6)
Applicable deferred policy acquisition costs (benefit)	28.9	(86.4)	28.9	(86.4)	—	—
Applicable deferred income taxes (benefit)	12.9	(29.7)	12.9	(29.7)	—	—
Offsets to net unrealized gains (losses)	181.4	(306.7)	41.8	(116.1)	139.6	(190.6)
Unrealized gains (losses) after offsets	$23.9	$(55.2)	$23.9	$(55.2)	$—	$—
Net unrealized gains after offsets	$31.3		$31.3		$—

Equity securities
Number of positions	182	58	31	10	151	48
Unrealized gains (losses)	$22.9	$(4.6)	$5.3	$(1.5)	$17.6	$(3.1)
Applicable policyholder dividend obligation (reduction)	17.6	(3.1)	—	—	17.6	(3.1)
Applicable deferred income taxes (benefit)	1.9	(0.5)	1.9	(0.5)	—	—
Offsets to net unrealized gains (losses)	19.5	(3.6)	1.9	(0.5)	17.6	(3.1)
Unrealized gains (losses) after offsets	$3.4	$(1.0)	$3.4	$(1.0)	$—	$—
Net unrealized gains after offsets	$2.4		$2.4		$—

Total net unrealized gains on debt and equity securities were $138.3 million (unrealized gains of $228.2 million less unrealized losses of $366.5 million).  Of that net loss amount, $101.8 million was outside the closed block ($28.9 million after applicable deferred policy acquisition costs and deferred income taxes) and $36.5 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review our security holdings for potential recognition of other-than-temporary impairments.  We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny.  We also identify securities whose carrying value has been below amortized cost on a continuous basis.

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of June 30, 2006.  In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block.  We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block.  See Note 3 to our interim financial statements in this Form 10-Q for more information regarding the closed block.  Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2006
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$4,357.9	$1,793.6	$1,332.3	$1,232.0
Total amortized cost	4,529.2	1,844.2	1,403.0	1,282.0
Unrealized losses	$(171.3)	$(50.6)	$(70.7)	$(50.0)
Unrealized losses after offsets	$(55.2)	$(16.9)	$(23.8)	$(14.5)
Unrealized losses over 20% of cost	$(1.8)	$—	$(1.7)	$(0.1)
Unrealized losses over 20% of cost after offsets	$(0.7)	$—	$(0.7)	$—

Investment grade:
Unrealized losses	$(155.2)	$(46.9)	$(66.6)	$(41.7)
Unrealized losses after offsets	$(50.0)	$(15.7)	$(22.3)	$(12.0)
Unrealized losses over 20% of cost	$(1.8)	$—	$(1.7)	$(0.1)
Unrealized losses over 20% of cost after offsets	$(0.7)	$—	$(0.7)	$—

Below investment grade:
Unrealized losses	$(16.1)	$(3.7)	$(4.1)	$(8.3)
Unrealized losses after offsets	$(5.2)	$(1.2)	$(1.5)	$(2.5)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities outside closed block
Unrealized losses	$(1.5)	$(1.1)	$(0.4)	$—
Unrealized losses after offsets	$(0.5)	$(0.4)	$(0.1)	$—
Unrealized losses over 20% of cost	$(0.5)	$(0.5)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.2)	$(0.2)	$—	$—

For debt securities outside of the closed block with gross unrealized losses, 90.6% of the unrealized losses after offsets pertain to investment grade securities and 9.4% of the unrealized losses after offsets pertain to below investment grade securities.

Duration of Gross Unrealized Losses	As of June 30, 2006
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,731.2	$1,556.1	$1,905.8	$269.3
Total amortized cost	3,921.8	1,605.7	2,030.8	285.2
Unrealized losses	$(190.6)	$(49.6)	$(125.0)	$(16.0)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.8)	$(0.2)	$(0.4)	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(176.3)	$(45.4)	$(119.1)	$(11.8)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.4)	$—	$(0.4)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(14.3)	$(4.2)	$(5.9)	$(4.2)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.4)	$(0.2)	$—	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(3.1)	$(2.2)	$(0.5)	$(0.4)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(1.8)	$(1.3)	$(0.4)	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 92.5% of the unrealized losses pertain to investment grade securities and 7.5% of the unrealized losses pertain to below investment grade securities.

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

Aberdeen Asset Management PLC

On January 14, 2005, we sold our equity holdings in Aberdeen Asset Management PLC to third parties for proceeds of $70.4 million, resulting in an after-tax realized loss of $7.0 million recognized in the first quarter of 2005.

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

Credit Facility

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004 (the “Original Facility” and as so amended and restated, the “Amended Facility”).  The financing commitments under the Amended Facility will terminate on June 6, 2009.  The amendments to the terms of the Original Facility set forth in the Amended Facility include, but are not limited to, (i) the elimination of a $750 million limit on aggregate indebtedness, (ii) the modification of certain covenants and other provisions to permit a monetization or securitization of the closed block of specified life and annuity policies established in the Plan of Reorganization of Phoenix Home Life Mutual Insurance Company, and (iii) the permission of acquisitions and joint ventures which satisfy certain additional specified conditions.  These conditions include, among other things, majority lender consent in the event the aggregate amount of consideration payable exceeds $400 million in respect of all acquisitions and joint ventures during the term of the agreement, excluding those to which the lenders have previously provided consent.

Certain other provisions of the Amended Facility remain unchanged from the Original Facility.  Potential borrowers include The Phoenix Companies, Inc., Phoenix Life and PXP.  We unconditionally guarantee any loans to Phoenix Life and PXP.  Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime rate or the federal funds rate plus 0.5%.  Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings.  The Amended Facility contains a covenant that requires us at all times to maintain a minimum level of consolidated stockholders’ equity in accordance with GAAP.  In addition, we are subject to a maximum consolidated debt-to-capital ratio of 30%.  However, under this covenant any debt incurred in connection with any monetization or securitization of the closed block is excluded.  Further, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”.

We were in compliance with all covenants set forth in the Amended Facility at June 30, 2006.

In May 2006, the $25.0 million borrowed on the revolving credit facility was paid off in full.

Ratings

Ratings are an important factor in establishing our competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event our ratings are downgraded, our ability to borrow, the level of our revenues and the persistency of our business may be adversely affected. Please see Section II, Item 1A. “Risk Factors” below.

Our current financial strength and debt ratings are set forth in the chart below.

	Financial Strength Rating	Senior Debt Rating
Rating Agency	of Phoenix Life	of PNX

A.M. Best Company, Inc.	A (“Excellent”)	bbb (“Adequate”)
Fitch	A+ (“Strong”)	BBB+ (“Strong”)
Standard & Poor’s	A (“Strong”)	BBB (“Good”)
Moody’s	A3 (“Good”)	Baa3 (“Adequate”)

On July 27, 2006, Standard & Poor’s affirmed all of our ratings, including Phoenix Life’s A (“Strong”) financial strength rating. In addition, Standard & Poor’s revised its outlook for all of these ratings from stable to negative. On July 28, 2006, Fitch affirmed all of our ratings, including Phoenix Life’s A+ (“Strong”) financial strength rating, and maintained its stable outlook.

These ratings are not a recommendation to buy or hold any of our securities.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended
($ in millions)	June 30,
	2006	2005	Change

Cash from continuing operations	$86.9	$333.8	$(246.9)
Cash from (for) discontinued operations	19.0	(10.1)	29.1
Cash from (for) continuing operations investing activities	511.6	(202.3)	713.9
Cash from (for) discontinued operations investing activities	(30.0)	1.2	(31.2)
Cash for financing activities	(498.6)	(196.2)	(302.4)

Six months ended June 30, 2006 vs. June 30, 2005

Cash from continuing operations decreased $246.9 million in 2006 from 2005 due primarily to proceeds from the sale of trading equity securities of $129.7 million in 2005 from the sale of our investments in Aberdeen and Lombard, lower investment income and premiums received of $33.1 million and $43.4 million, respectively, and higher policy acquisition costs of $88.2 million.  Higher fees received of $18.3 million and lower operating expenses paid of $34.8 million offset these decreases in cash.

Cash from continuing operations investing activities was $511.6 million in 2006 compared to cash used of $202.3 million in 2005.  This change is due principally to lower cash generated from continuing operations and higher sales of investments in 2006 to fund withdrawals of policyholder deposit funds, as described below in financing activities.

Cash used for financing activities increased $302.4 million in 2006 over 2005 due principally to higher net withdrawals of policyholder deposit funds of $431.1 million and loan pay downs of $34.8 million in 2006, offset by proceeds received of $153.7 million from settlement of the equity units in the 2006.  The increase in withdrawals of policyholder deposit funds in 2006 was due to higher surrenders of annuities invested in the general account and a $206.6 million scheduled maturity of an institutionally-placed contract.

See Note 6 of our interim financial statements in this Form 10-Q for additional information on financing activities.

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

On April 27, 2006, the Phoenix Life Board of Directors declared a dividend of $40.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid May 5, 2006.

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

See our 2005 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:	June 30,	Dec 31,
($ in millions)	2006	2005	Change

ASSETS:
Available-for-sale debt securities, at fair value	$12,560.7	$13,404.6	$(843.9)
Available-for-sale equity securities, at fair value	182.5	181.8	0.7
Mortgage loans, at unpaid principal balances	94.5	128.6	(34.1)
Venture capital partnerships, at equity in net assets	120.6	145.1	(24.5)
Policy loans, at unpaid principal balances	2,294.4	2,245.0	49.4
Other invested assets	321.6	310.6	11.0
	15,574.3	16,415.7	(841.4)
Available-for-sale debt and equity securities pledged as collateral, at fair value	286.8	304.4	(17.6)
Total investments	15,861.1	16,720.1	(859.0)
Cash and cash equivalents	390.4	301.5	88.9
Accrued investment income	208.5	225.8	(17.3)
Receivables	201.9	146.9	55.0
Deferred policy acquisition costs	1,710.1	1,556.0	154.1
Deferred income taxes	75.6	56.0	19.6
Other intangible assets	251.7	295.9	(44.2)
Goodwill	467.7	467.7	—
Other assets	239.9	224.1	15.8
Separate account assets	7,899.0	7,722.2	176.8
Total assets	$27,305.9	$27,716.2	$(410.3)

LIABILITIES:
Policy liabilities and accruals	$13,159.7	$13,246.2	$(86.5)
Policyholder deposit funds	2,464.7	3,060.7	(596.0)
Indebtedness	713.4	751.9	(38.5)
Other liabilities	572.3	534.3	38.0
Non-recourse collateralized obligations	360.6	389.9	(29.3)
Separate account liabilities	7,899.0	7,722.2	176.8
Total liabilities	25,169.7	25,705.2	(535.5)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.1	3.9	0.2

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,597.5	2,438.7	158.8
Accumulated deficit	(189.9)	(193.1)	3.2
Accumulated other comprehensive income	(96.0)	(59.0)	(37.0)
Treasury stock	(179.5)	(179.5)	—
Total stockholders’ equity	2,132.1	2,007.1	125.0
Total liabilities, minority interest and stockholders’ equity	$27,305.9	$27,716.2	$(410.3)

June 30, 2006 vs. December 31, 2005

The fair value of debt securities decreased $843.9 million, or 6%, from December 31, 2005 due primarily to a significant increase in interest rates for the six-month period and the sale of securities related to a $206.6 million scheduled maturity of an annuity contract.

Mortgage loans decreased $34.1 million, or 27%, from December 31, 2005 due to principal paydowns and closings with no new investments in mortgage loans.

Cash increased $88.9 million, or 16%, from December 31, 2005 due primarily to cash from operations of $105.9 million and cash from investing operations of $481.6 million offset by cash used by financing activities of $498.6 million.  The cash used for financing principally related to net policyholder deposit fund withdrawals of $596.0 million, including a $206.6 million scheduled maturity, offset by proceeds from the settlement of our equity units.

Receivables increased $55.0 million, or 37%, from December 31, 2005 as a result of higher receivables for unsettled investments of $38.7 million and reinsurance recoverables of $17.5 million.

Composition of Deferred Policy Acquisition Costs by Product:	June 30,	Dec 31,
($ in millions)	2006	2005	Change

Variable universal life issuance	$348.9	$353.0	$(4.1)
Universal life issuance	460.7	338.4	122.3
Variable annuities	301.8	291.7	10.1
Fixed annuities	39.0	41.3	(2.3)
Participating life issuance	559.7	531.6	28.1
Total deferred policy acquisition costs	$1,710.1	$1,556.0	$154.1

Deferred acquisition costs increased $154.1 million, or 10%, due to the deferral of policy acquisition costs of $154.2 million, related primarily to universal life sales, with the amortization of deferred acquisition costs of $73.5 million mostly offset by the effect of unrealized investment losses included in other comprehensive income of $73.4 million.

Policyholder deposit funds decreased $596.0 million, or 19%, due to net outflows, primarily from discontinued products and a $206.6 million scheduled maturity of an institutionally-placed contract in the second quarter of 2006.

Other liabilities increased $38.0 million, or 7%, from December 31, 2005 due mainly to a $47.2 million increase in payables for unsettled investments and an increase in dividends payable to stockholders of $18.0 million, offset by lower accounts payable and accrued expenses.

Common stock and additional paid-in capital increased $158.9 million, or 7%, from December 31, 2005 due primarily to the purchase of 17.4 million shares of common stock in connection with the settlement of the equity units, for $153.7 million.

Contractual Obligations and Commercial Commitments

As of June 30, 2006, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2005 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.  See Note 7 to our interim financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,102.0 million at December 31, 2005 to $1,120.3 million at June 30, 2006.  The principal factors resulting in this increase were gains from operations of $66.3 million, offset by dividends to shareholders of $40.0 million and unrealized losses of $8.2 million.

On April 27, 2006, the Phoenix Life Board of Directors declared a dividend of $40.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on May 5, 2006.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934.  Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1.  At June 30, 2006, the largest of these subsidiaries had net capital of approximately $9.7 million, which is $9.2 million in excess of its required minimum net capital of $0.5 million.  The ratio of aggregate indebtedness to net capital for that subsidiary was 0.8:1.  The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at June 30, 2006 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2006, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2005 Annual Report on Form 10-K.

See Note 9 to our interim financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than five percent of our outstanding common stock.  During the three months ended June 30, 2006 and 2005, our subsidiaries paid total compensation of $12.0 million and $8.7 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.  Our subsidiaries paid total compensation of $22.2 million and $16.7 million during the six months ended June 30, 2006 and 2005, respectively, for such sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about or management of market risk, see the “Enterprise Risk Management” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of June 30, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the three months ended on June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

In addition to the matters discussed below, we are, in the normal cause of business, involved in litigation both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, employer, investment adviser, investor or taxpayer.  In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers.  While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition.  However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.  See “Risk Factors” in our 2005 Form 10-K as well as Note 11 to our interim financial statements in this Form 10-Q and Note 17 to our consolidated financial statements in our 2005 Form 10-K for additional information.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $75.0 million as of June 30, 2006 and $60.0 million as of December 31, 2005.  Our total amounts recoverable from retrocessionaires related to paid losses were $20.0 million as of June 30, 2006 and $20.0 million as of December 31, 2005.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three months ended June 30, 2006 and 2005, respectively.

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

ITEM 1A.  RISK FACTORS

We face significant risks, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity.  The risks described below update the risk factors described in our 2005 Form 10-K and should be read in addition to those risk factors.  The risk factors described in this Form 10-Q and our 2005 Form 10-K may not be the only risks we face.  This information should be considered carefully together with the other information contained in this Form 10-Q and the other reports and materials we file with the Securities and Exchange Commission.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended June 30, 2006, we issued 13,855 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors.  Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For a discussion of the matters submitted to a vote of our shareholders during our Annual Meeting held on April 27, 2006, please see Part II, Item 4. “Submission of Matters to a Vote of Security Holders” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

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

10.26

The Phoenix Companies, Inc. Form of Transition Incentive Plan Award, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 2, 2006)

10.27

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.28

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.29

Standstill Agreement dated May 18, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 4.2 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.30

Shareholder’s Agreement dated as of June 19, 2001, between The Phoenix Companies, Inc. and State Farm Mutual Insurance Company (incorporated herein by reference to Exhibit 10.56 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.31

Acquisition Agreement, dated as of November 12, 2001, by and among Kayne Anderson Rudnick Investment Management, LLC, the equity holders named therein and Phoenix Investment Partners, Ltd. (incorporated herein by reference to Exhibit 10.57 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

10.32

Agreement Regarding Purchase and Sale of Class C Units effective as of September 30, 2005, by and between Phoenix Investment Partners, Ltd., Kayne Anderson Rudnick Investment Management, LLC and various individuals (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K/A filed January 12, 2006)

10.33

Amended and Restated Purchase Agreement effective as of October 26, 2005 by and between Phoenix Life Insurance Company and Edgemere Capital, LLC (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.34

Credit Agreement dated as of June 6, 2006 among The Phoenix Companies, Inc., Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd, as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; Harris Nesbitt Financing, Inc., JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 12, 2006)

10.35

Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.28 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.36

Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 1, 2003)

10.37

Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.38

Restricted Stock Units Agreement effective as of November 4, 2004 between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 2, 2006)

10.39

Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.40

Offer Letter dated April 14, 2003 by The Phoenix Companies, Inc. to Daniel T. Geraci (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.41

Restricted Stock Units Agreement dated as of May 12, 2003 between The Phoenix Companies, Inc. and Daniel T. Geraci (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.42

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.43

Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.44

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.45

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.46

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.47

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.48

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

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

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.  Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PHOENIX COMPANIES, INC.

Date:

August 9, 2006

By:

/s/ Michael E. Haylon

Michael E. Haylon

Executive Vice President

  and Chief Financial Officer