Form 10-Q
period 2006-09-30
PHOENIX COMPANIES INC/DE
filed 2006-11-09
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐     No ☑

On October 31, 2006, the registrant had 113,665,476 shares of common stock outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

September 30, 2006 (unaudited) and December 31, 2005

	Sept 30,	Dec 31,
	2006	2005
ASSETS:
Available-for-sale debt securities, at fair value	$12,778.9	$13,404.6
Available-for-sale equity securities, at fair value	203.1	181.8
Mortgage loans, at unpaid principal balances	86.6	128.6
Venture capital partnerships, at equity in net assets	128.0	145.1
Policy loans, at unpaid principal balances	2,296.9	2,245.0
Other invested assets	320.1	310.6
	15,813.6	16,415.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	269.5	304.4
Total investments	16,083.1	16,720.1
Cash and cash equivalents	300.4	301.5
Accrued investment income	243.4	225.8
Receivables	200.0	146.9
Deferred policy acquisition costs	1,684.5	1,556.0
Deferred income taxes	55.2	56.0
Intangible assets	244.9	295.9
Goodwill	467.7	467.7
Other assets	252.4	224.1
Separate account assets	8,111.0	7,722.2
Total assets	$27,642.6	$27,716.2

LIABILITIES:
Policy liabilities and accruals	$13,353.8	$13,246.2
Policyholder deposit funds	2,316.9	3,060.7
Indebtedness	715.4	751.9
Other liabilities	590.3	534.3
Non-recourse collateralized obligations	343.4	389.9
Separate account liabilities	8,111.0	7,722.2
Total liabilities	25,430.8	25,705.2

CONTINGENT LIABILITIES (NOTE 11)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.3	3.9

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 124,957,059 and 106,429,147 shares issued	1.2	1.1
Additional paid-in capital	2,597.9	2,437.6
Accumulated deficit	(155.6)	(193.1)
Accumulated other comprehensive income	(56.5)	(59.0)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,207.5	2,007.1
Total liabilities, minority interest and stockholders’ equity	$27,642.6	$27,716.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months		Nine Months
	2006	2005	2006	2005
REVENUES:
Premiums	$212.1	$236.6	$627.3	$692.5
Insurance and investment product fees	150.7	127.0	429.2	383.4
Broker-dealer commission and distribution fees	8.5	7.5	23.7	21.4
Investment income, net of expenses	261.8	284.1	769.3	820.9
Net realized investment gains (losses)	3.1	2.2	53.7	(23.5)
Total revenues	636.2	657.4	1,903.2	1,894.7

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	333.3	344.4	1,000.5	1,027.7
Policyholder dividends	88.0	98.6	289.9	265.8
Policy acquisition cost amortization	44.7	29.0	118.2	67.1
Intangible asset amortization	7.7	8.4	24.2	25.6
Intangible asset impairments	—	10.6	32.5	10.6
Interest expense on indebtedness	12.1	11.7	36.8	34.2
Interest expense on non-recourse collateralized obligations	4.8	5.5	14.3	24.7
Other operating expenses	100.1	119.8	314.6	364.3
Total benefits and expenses	590.7	628.0	1,831.0	1,820.0
Income from continuing operations before income taxes and minority interest	45.5	29.4	72.2	74.7
Applicable income tax expense	11.0	2.2	16.2	15.2
Income from continuing operations before minority interest	34.5	27.2	56.0	59.5
Minority interest in net income of consolidated subsidiaries	(0.2)	(0.1)	(0.4)	(0.6)
Income from continuing operations	34.3	27.1	55.6	58.9
Loss from discontinued operations	—	(0.7)	—	(0.7)
Net income	$34.3	$26.4	$55.6	$58.2

EARNINGS PER SHARE:
Earnings from continuing operations – basic	$0.30	$0.28	$0.51	$0.62
Earnings from continuing operations – diluted	$0.30	$0.26	$0.49	$0.57
Net earnings – basic	$0.30	$0.28	$0.51	$0.61
Net earnings – diluted	$0.30	$0.26	$0.49	$0.57
Basic weighted-average common shares outstanding (in thousands)	113,628	95,100	110,013	95,371
Diluted weighted-average common shares outstanding (in thousands)	115,992	102,420	112,953	102,477

COMPREHENSIVE INCOME:
Net income	$34.3	$26.4	$55.6	$58.2
Net unrealized investment gains (losses)	41.9	(80.5)	(4.2)	(107.6)
Net unrealized foreign currency translation gains	—	0.1	0.1	0.6
Net unrealized derivative instruments gains (losses)	(2.4)	58.2	6.6	79.7
Other comprehensive income (loss)	39.5	(22.2)	2.5	(27.3)
Comprehensive income	$73.8	$4.2	$58.1	$30.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Nine Months Ended September 30, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Premiums collected	$624.8	$698.3
Insurance and investment product fees collected	456.5	414.6
Investment income collected	742.3	751.9
Proceeds from sale of trading equity securities	—	129.7
Policy benefits paid, excluding policyholder dividends	(840.3)	(823.3)
Policyholder dividends paid	(250.1)	(292.4)
Policy acquisition costs paid	(224.2)	(111.9)
Interest expense on indebtedness paid	(29.8)	(27.7)
Interest expense on collateralized obligations paid	(16.2)	(18.7)
Other operating expenses paid	(315.2)	(377.6)
Income taxes refunded (paid)	(1.4)	1.4
Cash from continuing operations	146.4	344.3
Discontinued operations, net	23.0	(24.0)
Cash from operating activities	169.4	320.3

INVESTING ACTIVITIES:
Investment purchases	(3,905.3)	(3,616.3)
Investment sales	4,427.7	3,485.2
Debt and equity securities pledged as collateral sales	41.9	948.5
Subsidiary purchases	(5.7)	(14.9)
Premises and equipment additions	(14.3)	(17.0)
Discontinued operations, net	(34.0)	1.2
Cash from investing activities	510.3	786.7

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	469.5	469.8
Policyholder deposit fund withdrawals	(1,213.3)	(742.8)
Indebtedness repayments	(34.8)	—
Common stock issued for equity units stock purchase contracts	153.7	—
Collateralized obligations repayments	(37.8)	(1,009.2)
Common stock dividends paid	(18.1)	(15.2)
Cash used for financing activities	(680.8)	(1,297.4)
Change in cash and cash equivalents	(1.1)	(190.4)
Cash and cash equivalents, beginning of period	301.5	435.0
Cash and cash equivalents, end of period	$300.4	$244.6

Included in cash and cash equivalents above is cash pledged as collateral of $17.3 million and $5.0 million at September 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

 THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months		Nine Months
	2006	2005	2006	2005
COMMON STOCK:
Balance, beginning of period	$1.2	$1.1	$1.1	$1.1
Common shares issued	—	—	0.1	—
Balance, end of period	$1.2	$1.1	$1.2	$1.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,596.4	$2,433.8	$2,437.6	$2,431.5
Compensation expense recognized on restricted stock units	0.6	1.1	6.9	2.7
Conversion of restricted stock units to common shares, net	—	—	(3.2)	—
Stock options awarded as compensation	0.6	0.4	1.8	1.1
Stock options exercised	0.3	0.5	1.3	0.5
Common shares issued on settlement of equity units	—	—	153.5	—
Balance, end of period	$2,597.9	$2,435.8	$2,597.9	$2,435.8

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(189.9)	$(269.8)	$(193.1)	$(285.6)
Net income	34.3	26.4	55.6	58.2
Excess of cost over fair value of common shares contributed to employee savings plan	—	—	—	(0.8)
Common stock dividend declared ($0.16 per share)	—	—	(18.1)	(15.2)
Balance, end of period	$(155.6)	$(243.4)	$(155.6)	$(243.4)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(96.0)	$52.9	$(59.0)	$58.0
Other comprehensive income (loss)	39.5	(22.2)	2.5	(27.3)
Balance, end of period	$(56.5)	$30.7	$(56.5)	$30.7

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(182.6)
Common shares contributed to employee savings plan	—	—	—	3.1
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,132.2	$2,038.5	$2,007.1	$2,022.4
Change in stockholders’ equity	75.3	6.2	200.4	22.3
Stockholders’ equity, end of period	$2,207.5	$2,044.7	$2,207.5	$2,044.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

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

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of:  deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities.  Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2005 Annual Report on Form 10-K.

Our unaudited interim condensed consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three and nine-month periods in 2006 are not necessarily indicative of the results that may be expected for the year 2006.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2005 Annual Report on Form 10-K.

Recently issued accounting standards

Postretirement Plans:  In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158.  SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158.  SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2006.  The new guidance also requires that the plan assets and benefit obligation be measured as of the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008.  We evaluated the effect of adopting SFAS 158 as of September 30, 2006.  The effect, as of that date, would have increased assets by $11.6 million, increased liabilities by $46.1 million and decreased equity, through accumulated other comprehensive income, by $34.5 million.

Fair Value Measurements:  In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  This guidance is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our financial position and results of operations.

Uncertain Tax Positions:  In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

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

Share-Based Payment:  Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.  While prior to the issuance of SFAS 123(R) recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.  Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements.

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for share-based compensation awarded prior to December 31, 2002, follow:

Pro Forma Net Income and Earnings Per Share:	Three Months Ended	Nine Months Ended
($ in millions, except per share data)	September 30, 2005	September 30, 2005

Net income, as reported	$26.4	$58.2
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	0.3	0.8
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(0.3)	(3.1)
Pro forma net income	$26.4	$55.9

Basic earnings per share:
As reported	$0.28	$0.61
Pro forma	$0.28	$0.59
Diluted earnings per share:
As reported	$0.26	$0.57
Pro forma	$0.26	$0.55

All share-based compensation awarded prior to December 31, 2002 had a vesting period of three years or less and, therefore, would have been fully expensed by December 31, 2005 under the fair value method of accounting.  See Note 9 to these financial statements for additional information related to share-based compensation.

Business combinations and divestitures

Harris Investment Management, Inc.

On May 18, 2006, we entered into a strategic alliance with Harris Investment Management, Inc., or Harris, whereby we became the investment adviser, distributor and administrator of the Harris Insight(R) Funds, now known as the Insight Funds.  Harris will continue to manage the majority of the Insight Funds as subadviser.  The adoption of the Insight Funds added $8.5 billion to assets under management at September 30, 2006.

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

2.  Business Segments

We are a manufacturer of life insurance, annuity and investment products.  We provide products and services through a wide variety of third-party financial professionals and institutional consultants.  These products are managed within two reportable operating segments—Life and Annuity and Asset Management.  Through December 31, 2005, we reported our remaining activities in two non-operating segments— Venture Capital and Corporate and Other.  Effective January 1, 2006, the Venture Capital segment was eliminated as further described below.

The Life and Annuity segment includes individual life insurance and annuity products including participating whole life, universal life, variable universal life, term life and fixed and variable annuities.  The Asset Management segment includes retail and institutional investment management and distribution, including managed accounts, open-end mutual funds and closed-end funds.  We provide more information on the Life and Annuity and Asset Management segments in Notes 3 and 4, respectively, to these financial statements.

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

Segment assets, revenues and income information follows:

Segment Information on Assets:	Sept 30,	Dec 31,
($ in millions)	2006	2005

Segment assets
Life and annuity segment	$25,736.3	$25,868.1
Asset management segment	784.5	825.0
Venture capital segment	—	71.7
Corporate and other segment	1,090.0	930.6
Total segment assets	27,610.8	27,695.4
Net assets of discontinued operations	31.8	20.8
Total assets	$27,642.6	$27,716.2

Segment Information on Revenues and Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005
Segment revenues
Life and annuity segment	$561.6	$574.1	$1,656.9	$1,683.1
Asset management segment	58.5	58.7	157.6	178.7
Elimination of inter-segment revenues	2.4	2.1	7.1	6.2
Venture capital segment	—	12.7	—	13.2
Corporate and other segment	10.6	7.6	27.9	37.0
Total segment revenues	633.1	655.2	1,849.5	1,918.2
Net realized investment gains (losses)	3.1	2.2	53.7	(23.5)
Total revenues	$636.2	$657.4	$1,903.2	$1,894.7

Segment income
Life and annuity segment	$57.2	$45.0	$138.1	$147.7
Asset management segment	6.6	(10.1)	(26.7)	(11.7)
Venture capital segment	—	12.7	—	13.2
Corporate and other segment	(14.3)	(18.7)	(45.6)	(51.4)
Less: applicable income taxes	11.8	2.5	13.9	23.7
Loss from discontinued operations, net of income taxes	—	(0.7)	—	(0.7)
Net realized investment gains (losses), net of income taxes and other offsets	(1.9)	2.0	11.5	(5.3)
Restructuring costs, net of income taxes	(1.5)	(1.3)	(7.8)	(9.9)
Net income	$34.3	$26.4	$55.6	$58.2

3.  Life and Annuity Segment

The Life and Annuity segment includes individual life insurance and annuity products of Phoenix Life and certain of its subsidiaries and affiliates (together, our Life Companies), including universal life, variable universal life, term life and fixed and variable annuities.  It also includes the results of our closed block, which consists primarily of participating whole life products.  Segment information on assets, segment income, segment revenues and deferred policy acquisition costs follows:

Life and Annuity Segment Assets:	Sept 30,	Dec 31,
($ in millions)	2006	2005

Segment assets
Investments	$15,359.3	$16,061.2
Cash and cash equivalents	173.1	173.8
Receivables	227.3	213.4
Deferred policy acquisition costs	1,684.5	1,556.0
Goodwill and other intangible assets	13.3	13.3
Other general account assets	167.8	129.4
Separate accounts	8,111.0	7,721.0
Total segment assets	$25,736.3	$25,868.1

Life and Annuity Segment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005
Segment income
Premiums	$212.1	$236.6	$627.3	$692.5
Insurance and investment product fees	101.2	78.9	296.8	230.9
Net investment income	248.3	258.6	732.8	759.7
Total segment revenues	561.6	574.1	1,656.9	1,683.1
Policy benefits, including policyholder dividends	412.8	436.8	1,245.3	1,293.9
Policy acquisition cost amortization	45.8	33.5	122.1	75.4
Other operating expenses	45.8	58.8	151.4	166.1
Total segment benefits and expenses	504.4	529.1	1,518.8	1,535.4
Segment income before income taxes	57.2	45.0	138.1	147.7
Allocated income taxes	15.2	8.6	40.2	41.7
Segment income	42.0	36.4	97.9	106.0
Net realized investment gains (losses), net of income taxes and other offsets	2.5	(9.7)	(1.2)	(8.5)
Restructuring charges, after income taxes	—	—	—	(0.1)
Segment net income	$44.5	$26.7	$96.7	$97.4

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

Life and Annuity Segment Revenues by Product:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005
Premiums
Term life insurance	$4.2	$2.9	$13.0	$8.9
Other life insurance	2.4	2.2	8.7	9.0
Total, non-participating life insurance	6.6	5.1	21.7	17.9
Participating life insurance	205.5	231.5	605.6	674.6
Total premiums	212.1	236.6	627.3	692.5
Insurance and investment product fees
Variable universal life insurance	28.1	27.7	85.7	87.1
Universal life insurance	55.2	33.2	156.4	89.4
Other life insurance	—	—	0.2	0.3
Total, life insurance	83.3	60.9	242.3	176.8
Annuities	17.9	18.0	54.5	54.1
Total insurance and investment product fees	101.2	78.9	296.8	230.9
Net investment income	248.3	258.6	732.8	759.7
Segment revenues	$561.6	$574.1	$1,656.9	$1,683.1

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Policy acquisition costs deferred	$70.0	$45.9	$224.2	$111.9
Costs amortized to expenses:
Recurring costs related to segment income	(45.8)	(33.5)	(122.1)	(75.4)
Decrease related to realized investment gains and losses	1.1	4.5	3.9	8.3
Offsets to net unrealized investment gains and losses included in other comprehensive income	(50.9)	54.5	22.5	57.4
Change in deferred policy acquisition costs	(25.6)	71.4	128.5	102.2
Deferred policy acquisition costs, beginning of period	1,710.1	1,460.7	1,556.0	1,429.9
Deferred policy acquisition costs, end of period	$1,684.5	$1,532.1	$1,684.5	$1,532.1

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

			Inception
Closed Block Assets and Liabilities:	Sept 30,	Dec 31,	(Dec 31,
($ in millions)	2006	2005	1999)

Debt securities	$6,982.9	$6,992.0	$4,773.1
Equity securities	109.7	95.4	—
Mortgage loans	81.1	109.9	399.0
Venture capital partnerships	91.0	73.4	—
Policy loans	1,353.4	1,349.2	1,380.0
Other invested assets	91.2	69.3	—
Total closed block investments	8,709.3	8,689.2	6,552.1
Cash and cash equivalents	45.1	87.0	—
Accrued investment income	120.5	118.2	106.8
Receivables	54.8	40.9	35.2
Deferred income taxes	327.6	328.0	389.4
Other closed block assets	18.8	24.9	6.2
Total closed block assets	9,276.1	9,288.2	7,089.7
Policy liabilities and accruals	9,809.1	9,815.8	8,301.7
Policyholder dividends payable	340.3	338.9	325.1
Policyholder dividend obligation	267.8	334.1	—
Other closed block liabilities	81.7	53.8	12.3
Total closed block liabilities	10,498.9	10,542.6	8,639.1
Excess of closed block liabilities over closed block assets	$1,222.8	$1,254.4	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Nine Months Ended
Policyholder Dividend Obligation:	From	September 30,
($ in millions)	Inception	2006	2005

Closed block revenues
Premiums	$6,641.1	$588.7	$659.9
Net investment income	3,727.6	399.9	405.7
Net realized investment gains (losses)	(78.7)	34.3	(13.6)
Total revenues	10,290.0	1,022.9	1,052.0
Policy benefits, excluding dividends	7,026.7	679.0	731.8
Other operating expenses	73.0	6.5	6.8
Total benefits and expenses, excluding policyholder dividends	7,099.7	685.5	738.6
Closed block contribution to income before dividends and income taxes	3,190.3	337.4	313.4
Policyholder dividends	2,653.3	289.4	265.2
Closed block contribution to income before income taxes	537.0	48.0	48.2
Applicable income taxes	187.9	16.5	16.7
Closed block contribution to income	$349.1	$31.5	$31.5

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,698.5	$289.4	$265.2
Policyholder dividends provided through other comprehensive income	136.6	(105.0)	(132.7)
Additions to policyholder dividend liabilities	2,835.1	184.4	132.5
Policyholder dividends paid	(2,552.1)	(249.3)	(292.0)
Increase (decrease) in policyholder dividend liabilities	283.0	(64.9)	(159.5)
Policyholder dividend liabilities, beginning of period	325.1	673.0	901.4
Policyholder dividend liabilities, end of period	608.1	608.1	741.9
Less: policyholder dividends payable, end of period	340.3	340.3	376.0
Policyholder dividend obligation, end of period	$267.8	$267.8	$365.9

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

Asset Management Segment Assets:	Sept 30,	Dec 31,
($ in millions)	2006	2005

Segment assets
Investments	$13.3	$12.2
Cash and cash equivalents	31.8	23.8
Receivables	30.4	28.1
Intangible assets	244.9	295.9
Goodwill	454.3	454.3
Other assets	9.8	10.7
Total segment assets	$784.5	$825.0

Asset Management Segment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005
Segment income
Investment product fees	$49.7	$51.0	$132.9	$156.3
Broker-dealer commission and distribution fees	8.5	7.5	23.7	21.4
Net investment income	0.3	0.2	1.0	1.0
Total segment revenues	58.5	58.7	157.6	178.7
Intangible asset amortization	7.7	8.4	24.2	25.1
Intangible asset impairments	—	10.6	32.5	10.6
Other operating expenses	44.2	49.8	127.6	154.7
Total segment expenses	51.9	68.8	184.3	190.4
Segment income (loss) before income taxes	6.6	(10.1)	(26.7)	(11.7)
Allocated income taxes (benefit)	2.3	(4.5)	(10.5)	(4.9)
Segment income (loss)	4.3	(5.6)	(16.2)	(6.8)
Restructuring charges, net of income taxes	(1.4)	(0.9)	(7.2)	(6.1)
Net realized investment gains (losses), net of income benefit	0.2	(0.1)	0.4	(0.3)
Segment net income (loss)	$3.1	$(6.6)	$(23.0)	$(13.2)

Goodwill and intangible assets included in the Asset Management segment

Carrying Amounts of Intangible Assets and Goodwill:	Sept 30,	Dec 31,
($ in millions)	2006	2005

Asset management contracts with definite lives	$310.6	$402.2
Less: accumulated amortization	139.0	179.6
Intangible assets with definite lives	171.6	222.6
Asset management contracts with indefinite lives	73.3	73.3
Intangible assets	$244.9	$295.9

Goodwill	$454.3	$454.3

Activity in Intangible Assets and Goodwill:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005
Intangible assets
Asset purchases	$—	$32.0	$4.8	$32.1
Asset amortization	(7.7)	(8.4)	(24.2)	(25.1)
Asset impairments	—	(10.6)	(32.5)	(10.6)
Restructuring adjustment	—	—	—	(0.5)
Purchase accounting adjustment	0.9	—	0.9	(0.2)
Change in intangible assets	(6.8)	13.0	(51.0)	(4.3)
Balance, beginning of period	251.7	291.1	295.9	308.4
Balance, end of period	$244.9	$304.1	$244.9	$304.1

Goodwill
Asset purchases	$—	$44.9	$—	$45.0
Tax benefit adjustment	—	(7.5)	—	(7.5)
Purchase accounting adjustment	—	—	—	(1.2)
Change in goodwill	—	37.4	—	36.3
Balance, beginning of period	454.3	415.8	454.3	416.9
Balance, end of period	$454.3	$453.2	$454.3	$453.2

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment contracts.  This impairment resulted from lost revenues due to outflows in certain client assets under management, as well as expected additional outflows due to the termination of related management contracts.  Certain intangible assets have become fully amortized during 2006 and have accordingly been removed from the above tables.

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

5.  Investing Activities

Debt and equity securities

Fair Value and Cost of Debt and Equity Securities:	September 30, 2006		December 31, 2005
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$702.4	$693.1	$736.8	$699.9
State and political subdivision	276.1	265.2	365.0	344.2
Foreign government	274.0	246.1	333.9	298.8
Corporate	7,242.7	7,205.7	7,452.3	7,324.2
Mortgage-backed	3,176.9	3,166.3	3,276.0	3,241.2
Other asset-backed	1,106.8	1,092.0	1,240.6	1,224.6
Available-for-sale debt securities	$12,778.9	$12,668.4	$13,404.6	$13,132.9

Amounts applicable to the closed block	$6,982.9	$6,866.1	$6,922.0	$6,748.4

Equity securities	$203.1	$167.3	$181.8	$161.6

Amounts applicable to the closed block	$109.7	$89.8	$95.4	$82.5

On January 11, 2005, we closed the sale of our interest in Lombard to Friends Provident plc, or Friends Provident, for common shares in Friends Provident valued at $59.0 million as further described in Note 1 to these financial statements.

Unrealized Gains and Losses from	September 30, 2006		December 31, 2005
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$17.2	$(7.9)	$41.4	$(4.5)
State and political subdivision	13.5	(2.6)	23.0	(2.2)
Foreign government	28.9	(1.0)	36.0	(0.9)
Corporate	152.2	(115.2)	219.2	(91.1)
Mortgage-backed	51.2	(40.6)	71.0	(36.2)
Other asset-backed	20.8	(6.0)	25.4	(9.4)
Debt securities gains (losses)	$283.8	$(173.3)	$416.0	$(144.3)
Debt securities net gains	$110.5		$271.7

Equity securities gains (losses)	$39.2	$(3.4)	$22.2	$(2.0)
Equity securities net gains	$35.8		$20.2

Aging of Temporarily Impaired	September 30, 2006
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$140.1	$(2.8)	$172.7	$(5.1)	$312.8	$(7.9)
State and political subdivision	5.3	(0.1)	57.8	(2.5)	63.1	(2.6)
Foreign government	25.1	(0.3)	21.3	(0.7)	46.4	(1.0)
Corporate	1,894.8	(30.5)	2,250.0	(84.7)	4,144.8	(115.2)
Mortgage-backed	681.5	(7.6)	1,189.2	(33.0)	1,870.7	(40.6)
Other asset-backed	129.8	(1.3)	295.9	(4.7)	425.7	(6.0)
Debt securities	$2,876.6	$(42.6)	$3,986.9	$(130.7)	$6,863.5	$(173.3)
Common stock	31.5	(2.9)	3.3	(0.5)	34.8	(3.4)
Total temporarily impaired securities	$2,908.1	$(45.5)	$3,990.2	$(131.2)	$6,898.3	$(176.7)

Amounts inside the closed block	$1,508.4	$(25.1)	$1,600.4	$(61.0)	$3,108.8	$(86.1)

Amounts outside the closed block	$1,399.7	$(20.4)	$2,389.8	$(70.2)	$3,789.5	$(90.6)

Amounts outside the closed block that are below investment grade	$107.2	$(3.4)	$179.6	$(10.5)	$286.8	$(13.9)
After offsets for deferred acquisition cost adjustment and taxes		$(2.7)		$(7.8)		$(10.5)

These securities are considered to be temporarily impaired at September 30, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

There were no unrealized losses of below investment grade debt securities outside the closed block with a fair value less than 80% of the amortized cost of the securities at September 30, 2006.

Unrealized losses of below investment grade debt securities held in the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $0.2 million at September 30, 2006 ($0.0 million after offsets for change in policy dividend obligation), of which $0.2 million has been in an unrealized loss for greater than 12 months.

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

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Contributions	$12.8	$15.2	$31.0	$46.7
Equity in earnings of partnerships	1.4	16.5	0.4	17.1
Distributions	(6.5)	(31.2)	(14.7)	(67.2)
Sale/transfer of partnership interests	(0.3)	—	(33.8)	—
Change in venture capital partnerships	7.4	0.5	(17.1)	(3.4)
Venture capital partnership investments, beginning of period	120.6	251.4	145.1	255.3
Venture capital partnership investments, end of period	$128.0	$251.9	$128.0	$251.9

In October 2005, we entered into an agreement to sell $138.5 million of the venture capital assets held in the open block to an outside party.  The first phase of the sale closed in 2005 and the remaining partnerships were sold in the first quarter of 2006.  The carrying value of the funds sold in 2005 was $98.8 million (net of a $6.7 million pre-tax realized loss on partnerships to be sold in 2006) and an additional $33.8 million was sold in 2006.  A pre-tax realized loss of $13.9 million was recognized in 2005 and a pre-tax gain of $4.2 million was recognized in 2006 upon the completion of the sale.  In connection with the transaction, the Venture Capital segment was eliminated effective January 1, 2006 and earnings from the remaining assets are now allocated to the Life and Annuity segment.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Debt securities	$199.2	$201.0	$593.3	$597.7
Equity securities	1.4	1.6	3.2	6.7
Mortgage loans	1.6	3.9	4.8	14.5
Venture capital partnerships	1.4	16.5	0.4	17.1
Policy loans	43.6	42.2	126.2	123.5
Other investments	8.1	13.0	21.4	33.7
Cash and cash equivalents	4.3	1.6	12.1	5.1
Total investment income	259.6	279.8	761.4	798.3
Less: investment expenses	2.7	1.3	6.7	6.4
Net investment income, general account investments	256.9	278.5	754.7	791.9
Debt and equity securities pledged as collateral (Note 7)	4.9	5.6	14.6	29.0
Net investment income	$261.8	$284.1	$769.3	$820.9

Amounts applicable to the closed block	$132.3	$137.1	$399.9	$405.7

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2006	2005	2006	2005

Debt security impairments	$(1.6)	$(4.3)	$(4.9)	$(25.0)
Mortgage loan impairments	—	—	—	(0.8)
Debt and equity securities pledged as collateral impairments	—	(0.2)	—	(1.2)
Impairment losses	(1.6)	(4.5)	(4.9)	(27.0)
Debt security transaction gains	7.3	4.0	51.2	15.7
Debt security transaction losses	(4.4)	(6.5)	(17.3)	(25.3)
Equity security transaction gains	2.3	3.5	8.5	4.9
Equity security transaction losses	(1.0)	(1.1)	(3.6)	(3.1)
Mortgage loan transaction gains	—	—	3.2	—
Venture capital transaction gains	0.4	—	4.2	—
Debt and equity securities pledged as collateral gains	0.1	1.1	0.2	1.3
Debt and equity securities pledged as collateral losses	—	—	(1.0)	—
Affiliate equity security transaction gains	—	—	10.4	3.7
Other invested asset transaction gains	0.2	5.9	2.8	7.1
Real estate transaction gains (losses)	(0.2)	(0.2)	—	(0.8)
Net transaction gains	4.7	6.7	58.6	3.5
Net realized investment gains (losses)	$3.1	$2.2	$53.7	$(23.5)

Net realized investment gains (losses)	$3.1	2.2	53.7	(23.5)
Applicable closed block policyholder dividend obligation (reduction)	6.0	4.2	38.6	(6.9)
Applicable deferred policy acquisition costs	(1.1)	(4.5)	(3.9)	(8.3)
Applicable deferred income taxes (benefit)	(0.7)	0.5	6.7	(3.0)
Offsets to realized investment gains (losses)	4.2	0.2	41.4	(18.2)
Net realized investment gains (losses) included in net income	$(1.1)	$2.0	$12.3	$(5.3)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2006	2005	2006	2005

Debt securities	$267.0	$(255.9)	$(161.2)	$(225.7)
Equity securities	17.5	10.0	15.6	6.0
Debt and equity securities pledged as collateral	2.7	(65.6)	7.8	(89.7)
Net unrealized investment gains (losses)	$287.2	$(311.5)	$(137.8)	$(309.4)

Net unrealized investment gains (losses)	$287.2	$(311.5)	$(137.8)	$(309.4)
Applicable closed block policyholder dividend obligation	173.3	(168.5)	(104.6)	(135.1)
Applicable deferred policy acquisition costs (benefit)	50.9	(54.5)	(22.5)	(57.4)
Applicable deferred income taxes (benefit)	21.1	(8.0)	(6.5)	(9.3)
Offsets to net unrealized investment gains (losses)	245.3	(231.0)	(133.6)	(201.8)
Net unrealized investment gains (losses) included in other comprehensive income	$41.9	$(80.5)	$(4.2)	$(107.6)

6.  Financing Activities

Indebtedness:	September 30, 2006		December 31, 2005
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$57.2	$60.1	$67.0	$67.8
6.95% surplus notes	30.2	30.9	30.2	30.7
7.15% surplus notes	174.0	188.8	173.9	183.4
6.675% senior unsecured bonds	153.7	156.0	153.7	242.8
7.45% senior unsecured bonds	300.0	300.1	300.0	301.2
Revolving credit facility	—	—	25.0	25.0
Interest rate swap	0.3	0.3	2.1	2.1
Total indebtedness	$715.4	$736.2	$751.9	$853.0

During 2005, we issued $67.0 million of promissory notes in connection with our acquisition of the minority interest in Kayne Anderson Rudnick Investment Management, LLC.  The first installment of $9.8 million was paid on January 3, 2006.  The remaining installment of $57.2 million plus deferred interest is due on January 2, 2007.  The interest rate on the notes is 4.75%.

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million).  Each equity unit initially consisted of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note).  On November 7, 2005, the notes were remarketed as senior unsecured obligations and the interest rate was reset to 6.675% at that time.  The notes are due in February 2008.  The holders of the purchase contracts were paid a contract adjustment payment at a rate of 0.65% per year through February 16, 2006.  The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception.  On February 16, 2006, holders of the purchase contracts purchased 17,423,839 shares of our common stock in aggregate as part of the settlement of the origi nal transaction.

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

We were in compliance with all covenants set forth in the Amended Facility at September 30, 2006.

In May 2006, the $25.0 million borrowed on the Original Facility was paid off in full.

Stock purchase contracts and indebtedness

In November 2002, we issued stock purchase contracts in a public offering.  The stock purchase contracts were prepaid forward contracts issued by us that were settled in shares of Hilb Rogal and Hobbs Company, or HRH, common stock in the fourth quarter of 2005.

Common stock dividends

On April 27, 2006, we declared a cash dividend of $0.16 per share, or $18.1 million, which was paid on July 11, 2006 to shareholders of record on June 13, 2006.  In the prior year, we declared a dividend of $0.16 per share, or $15.2 million, on April 28, 2005 to our shareholders of record on June 13, 2005; we paid that dividend on July 11, 2005.

7.  Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities.  We serve as the investment adviser to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below.  These eight collateralized obligation trusts are investment trusts with aggregate assets of $3.7 billion that are primarily invested in a variety of fixed income securities acquired from third parties.  These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account.  The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates’ advisory fees.  Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the eight collateralized obligation trusts is $31.9 million at September 30, 2006 (none of which relates to trusts that are consolidated).  Of that exposure, $23.9 million relates to investment grade debt securities.

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

We continued to consolidate two collateralized obligation trusts as of September 30, 2006 and December 31, 2005. We had no direct investment in these two consolidated collateralized obligation trusts as of September 30, 2006.  We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.2 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.5 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively, related to the consolidated collateralized obligation trusts.

Consolidated Variable Interest Entities:	Sept 30,	Dec 31,
($ in millions)	2006	2005

Assets Pledged as Collateral, at Fair Value
Phoenix CDO I	$42.8	$54.2
Phoenix CDO II	246.0	267.8
Total	$288.8	$322.0

Non-recourse Collateralized Obligations
Phoenix CDO I (March 2011 maturity)	$80.2	$93.1
Phoenix CDO II (December 2012 mandatorily redeemable)	263.2	296.8
Total	$343.4	$389.9

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $269.5 million and $304.4 million at September 30, 2006 and December 31, 2005, respectively.  In addition, cash and accrued investment income of $19.4 million and $17.6 million are included in these amounts at September 30, 2006 and December 31, 2005, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $331.0 million and $371.2 million at September 30, 2006 and December 31, 2005, respectively, and non-recourse derivative cash flow hedge liabilities of $12.4 million (notional amount of $224.5 million with a maturity of June 2009) and $18.7 million (notional amount of $210.8 million with a maturity of June 2009) at September 30, 2006 and December 31, 2005, respectively. There were no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at September 30, 2006 and December 31, 2005, respectively.

Fair Value and Cost of Debt and Equity Securities	September 30, 2006		December 31, 2005
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$269.0	$236.2	$304.1	$278.9
Equity securities pledged as collateral	0.5	0.3	0.3	0.3
Total debt and equity securities pledged as collateral	$269.5	$236.5	$304.4	$279.2

Gross and Net Unrealized Gains and Losses from	September 30, 2006		December 31, 2005
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$36.1	$(3.3)	$35.8	$(10.6)
Equity securities pledged as collateral	0.3	(0.1)	0.1	(0.1)
Total	$36.4	$(3.4)	$35.9	$(10.7)
Net unrealized gains	$33.0		$25.2

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the amortized cost of the securities totaled $3.3 million at September 30, 2006.  Debt securities with a fair value less than 80% of the security’s amortized cost totaled $2.4 million at September 30, 2006.  The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at September 30, 2006.

We recognized a $0.0 million and a $1.2 million charge to earnings in the nine months ended September 30, 2006 and 2005, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.

The effect of consolidation of the collateralized debt obligation trusts decreased net income by $0.8 million and increased net income by $0.1 million for the nine months ended September 30, 2006 and 2005, respectively, and decreased stockholders’ equity by $54.6 million and $67.9 million as of September 30, 2006 and December 31, 2005, respectively.

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

The amount of derivative cash flow hedge ineffectiveness decreased net income by $1.0 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

8.  Income Taxes

For the three and nine months ended September 30, 2006 and 2005, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not taxed	(9.2%)	(24.8%)	(9.8%)	(13.4%)
State income taxes, net of federal tax	0.6%	(1.7%)	(0.6%)	(0.9%)
Other, net	(2.2%)	(1.0%)	(2.2%)	(0.4%)
Effective income tax rates applicable to continuing operations	24.2%	7.5%	22.4%	20.3%

Our effective income tax rate of 24.2% and 22.4% for the three and nine months ended September 30, 2006 includes significant, infrequent and unusual items and, therefore, does not reflect the anticipated effective income tax rate for the full 2006 year.  The significant, infrequent and unusual events in 2006, which primarily include the intangible asset impairment during the first quarter and refinement of prior year tax accruals to the tax return as filed, resulted in a 7 percentage point benefit on the effective tax rate for the nine months ending September 30, 2006.  The estimated annual effective income tax rate applied to recurring income items for the three and nine-month periods ended September 30, 2006 was approximately 30%.  Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.  The significant, infrequent and unusual events in 2005 primarily include tax benefits associated with the resolution of certain tax matters with the Internal Revenue Service, or the IRS.

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

9.  Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance.  The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$3.3	$3.6	$9.9	$8.9
Interest cost	8.9	8.6	26.4	25.4
Expected return on plan assets	(8.7)	(8.3)	(26.1)	(24.7)
Net loss amortization	2.4	1.9	7.4	5.0
Prior service cost amortization	0.2	0.2	0.7	0.7
Pension benefit cost	$6.1	$6.0	$18.3	$15.3

Components of Other Postretirement Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$0.5	$0.4	$1.5	$1.3
Interest cost	1.1	1.0	3.2	2.9
Net gain amortization	—	(0.2)	—	(0.3)
Prior service cost amortization	(0.4)	(0.3)	(1.2)	(1.1)
Other postretirement benefit cost	$1.2	$0.9	$3.5	$2.8

Savings plans

During the three months ended September 30, 2006 and 2005, we incurred costs of $1.1 million and $1.2 million, respectively, for contributions to our employer-sponsored savings plans.  During the nine months ended September 30, 2006 and 2005, we incurred costs of $3.9 million and $3.5 million, respectively, for contributions to our employer-sponsored savings plans.

Prior to July 1, 2005, we made our contributions to the sponsored savings plans in the form of common stock. During the three months ended September 30, 2005, we contributed 14,454 treasury shares to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $0.2 million and an aggregate market value of $0.2 million for the three months ended September 30, 2005.  During the nine months ended September 30, 2005, we contributed 205,927 treasury shares to fund the employer match for our saving and investment benefit plans.  These shares had a cost basis of $3.3 million and an aggregate market value of $2.5 million for the nine months ended September 30, 2005.  Beginning July 1, 2005, our contributions to the sponsored savings plans have been in cash.

Share-based compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below.  The compensation cost that has been charged against income for these plans is summarized in the following table:

	Three Months Ended		Nine Months Ended
Share-based Compensation Plans:	September 30,		September 30,
($ in millions)	2006	2005	2006	2005

Compensation cost charged to income	$1.4	$2.4	$2.9	$7.0
Recognized income tax benefit	$0.5	$0.8	$1.0	$2.5

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors.  Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock.  The employees’ options vest over a three-year period while the directors’ options vest immediately.  Once vested, options become exercisable.  For stock options awarded, we recognize expense over the vesting period equal to their fair value at issuance.  We calculate the fair value of options using the Black-Scholes option valuation model.  The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for PXP officers and employees, less the number of share options issuable under the Directors’ Stock Plan.  The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

Weighted-Average Grant Date Key Assumptions	Three Months Ended		Nine Months Ended
Used in Option Valuation for:	September 30,		September 30,
	2006	2005	2006	2005

Expected volatility	29.0%	25.9%	24.6%	33.8%
Risk-free interest rate	5.0%	4.3%	4.6%	4.1%
Common share dividend yield	1.2%	1.4%	0.9%	1.4%
Expected term	10 years	10 years	10 years	10 years

Total Stock Option	Three Months Ended September 30,				Nine Months Ended September 30,
Activity:	2006		2005		2006		2005
	Number	Weighted-	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	of	Average	Of	Average	of	Average
	Common	Exercise	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	4,610,871	$14.77	4,532,872	$14.72	4,426,672	$14.78	4,329,983	$15.05
Granted	15,000	14.13	33,500	12.35	456,100	14.56	452,457	11.43
Exercised	(23,133)	9.54	(10,444)	9.25	(108,878)	12.05	(22,885)	9.15
Canceled/Expired	(12,667)	14.36	(102,524)	12.53	(183,823)	15.54	(306,151)	14.35
Outstanding, end of period	4,590,071	$14.79	4,453,404	$14.76	4,590,071	$14.79	4,453,404	$14.76

Weighted-average contractual term remaining					6.6 years		7.3 years

During the three months ended September 30, 2006, we granted 15,000 stock options which vest over three years. These options had a weighted-average fair value of $6.00 per option ($0.1 million aggregate) which we are expensing over their three-year vesting periods.  During the three months ended September 30, 2005, we granted 33,500 stock options which vest over three years.  These options had a fair value of $1.79 per option ($0.1 million aggregate) which we are expensing over their three-year vesting periods.

During the nine months ended September 30, 2006, we granted 456,100 stock options which vest over three years. These options had a weighted-average fair value of $5.80 per option ($2.6 million aggregate) which we are expensing over their three-year vesting periods.  During the nine months ended September 30, 2005, we granted 452,457 stock options which vest over three years.  These options had a weighted-average fair value of $2.78 per option ($1.3 million aggregate) which we are expensing over their three-year vesting periods.

The aggregate intrinsic value of options outstanding at September 30, 2006 was $3.4 million, of which $2.3 million related to options that were exercisable.  The total intrinsic value of options exercised during each of the three-month periods ended September 30, 2006 and 2005 was $0.1 million and $0.0 million, respectively.  The total intrinsic value of options exercised during each of the nine-month periods ended September 30, 2006 and 2005 was $0.3 million and $0.1 million, respectively.

At September 30, 2006, 3.7 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.21.  The total fair value of options vested during each of the three-month periods ended September 30, 2006 and 2005 was $0.3 million and $0.3 million, respectively. The total fair value of options vested during each of the nine-month periods ended September 30, 2006 and 2005 was $1.3 million and $9.1 million, respectively.

Cash received from option exercises for the nine-month periods ended September 30, 2006 and 2005 was $1.3 million and $0.2 million, respectively.  We issue new shares to satisfy option exercises.

As of September 30, 2006, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted by us.  That cost is expected to be recognized over 3 years.

Restricted stock units (RSUs)

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires.  We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

RSU Activity at	Three Months Ended September 30,				Nine Months Ended September 30,
Weighted-Average	2006		2005		2006		2005
Grant Price:	RSUs	Price	RSUs	Price	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,406,096	$10.62	1,838,144	$10.75	1,869,394	$10.77	1,649,888	$10.61
Awarded	38,121	10.53	15,231	11.90	829,471	14.24	213,390	11.97
Converted to common shares/applied to taxes	(21,675)	7.84	—	—	(1,237,994)	13.32	—	—
Canceled	(7,362)	14.60	—	—	(45,691)	11.98	(9,903)	12.91
Outstanding, end of period	1,415,180	$10.64	1,853,375	$10.76	1,415,180	$10.64	1,853,375	$10.76

Generally, the shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement.  We issue new shares to satisfy RSU conversions.

The aggregate intrinsic value of RSUs outstanding at September 30, 2006 was $19.8 million, of which $13.2 million related to RSUs that were vested.  The total intrinsic value of RSUs converted during the nine-month period ended September 30, 2006 was $17.1 million.  No RSUs were converted during the nine months ended September 30, 2005.

The total grant date fair value of RSUs vested during each of the three-month periods ended September 30, 2006 and 2005 was $0.2 million and $0.2 million, respectively.  The total grant date fair value of RSUs vested during each of the nine-month periods ended September 30, 2006 and 2005 was $3.1 million and $2.4 million, respectively.

As of September 30, 2006, there was $2.7 million of total unrecognized compensation cost related to non-vested RSUs granted by us, which is expected to be recognized over 3 years.

In addition to the RSU activity above, 4.1 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.  The performance contingencies for these RSUs will be resolved no later than December 31, 2008.

10.  Earnings Per Share

Shares Used in Calculation of Basic and	Three Months Ended		Nine Months Ended
Diluted Earnings per Share:	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Weighted-average common shares outstanding	113,628	95,100	110,013	95,371
Effect of potential common shares:
Equity units	—	4,729	—	4,809
Restricted stock units	2,129	2,367	2,666	2,158
Director and employee stock options	235	224	274	139
Dilutive potential common shares	2,364	7,320	2,940	7,106
Weighted-average common shares outstanding and dilutive potential common shares	115,992	102,420	112,953	102,477

Employee Stock Options and Equity Units excluded from
Calculation due to Anti-dilutive Exercise Prices:
(i.e., in excess of average common share market prices)
Stock options	3,566	3,614	3,296	3,608

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $75.0 million as of September 30, 2006 and $60.0 million as of December 31, 2005.  Our total amounts recoverable from retrocessionaires related to paid losses were $15.0 million as of September 30, 2006 and $20.0 million as of December 31, 2005.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three months ended September 30, 2006 and 2005, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of September 30, 2006 as compared to December 31, 2005; our consolidated results of operations for the nine months ended September 30, 2006 and 2005; and, where appropriate, factors that may affect our future financial performance.  This discussion should be read in conjunction with the interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K.

Overview

We are a manufacturer of life insurance, annuity and investment products.  We provide these products and services through a wide variety of third-party financial professionals and institutional consultants.

We manufacture our products through two reportable operating segments—Life and Annuity and Asset Management—which include three product lines—life insurance, annuities and investments.  Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal and term life insurance and a range of fixed and variable annuity offerings.  Asset Management comprises two lines of business—retail and institutional.  Through our retail line of business, we provide investment management services through open-end mutual funds, closed-end funds and managed accounts.  Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts sold and administered by us.  We also provide transfer agency, accounting and administrative services to our open-end mutual funds.  Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds.  In addition, we manage structured finance products such as collateralized debt obligations, or CDOs, backed by portfolios of assets, for example, public high yield bonds, mortgage-backed or asset-backed securities.

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

Under accounting principles generally accepted in the United States of America, or GAAP, premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues.  For certain investment options of variable products, collections are reflected on our balance sheet as an increase in separate account liabilities. Collections for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds.  Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

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

Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends.  As of September 30, 2006, 67% of our life insurance reserves were for participating policies.  As a result, a significant portion of our expenses consists, and will continue to consist, of such policyholder dividends.  Our net income is reduced by the amounts of these dividends.  Policyholder dividend expense, which includes both dividends to policyholders and the change in the policyholder dividend obligation, was $289.9 million and $265.8 million during the nine-month periods ended September 30, 2006 and 2005, respectively.

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

Other Recent Acquisitions and Divestitures

Harris Investment Management, Inc.

On May 18, 2006, we entered into a strategic alliance with Harris Investment Management, Inc., or Harris, whereby we became the investment adviser, distributor and administrator of the Harris Insight(R) Funds, now known as the Insight Funds.  Harris will continue to manage the majority of the Insight Funds as subadviser.  The adoption of the Insight Funds added $8.5 billion to assets under management at September 30, 2006.

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

Recently Issued Accounting Standards

Postretirement Plans:  In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158.  SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158.  SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2006.  The new guidance also requires that the plan assets and benefit obligation be measured as of the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008.  We evaluated the effect of adopting SFAS 158 as of September 30, 2006.  The effect, as of that date, would have increased assets by $11.6 million, increased liabilities by $46.1 million and decreased equity, through accumulated other comprehensive income, by $34.5 million.

Fair Value Measurements:  In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  This guidance is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our financial position and results of operations.

Uncertain Tax Positions:  In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

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

Share-Based Payment:  Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued.  While prior to the issuance of SFAS 123(R) recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002.  Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements.

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

We amortize DAC and PVFP based on the related policy’s classification.  For individual participating life insurance policies, DAC and PVFP are amortized in proportion to estimated gross margins.  For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits, or EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement).  The DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year.  The EGPs for products sold in a particular year are aggregated into cohorts.  Future EGPs are projected for the estimated lives of the contracts.  The amortization of DAC and PVFP requires the use of various assumptions, estimates and judgments about the future.  The assumptions, in the aggregate, are considered important in the projections of EGPs.  The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort.  Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency and expenses.  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs.  Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience.  Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency and expenses.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions.  For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of DAC, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses.  In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the DAC amortization model would be adjusted to reflect such change.  This process is known as “unlocking”.  Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to DAC amortization and an increase in the DAC asset.

Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses.  As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice to determine the future equity market growth rate assumption used for the amortization of DAC.  This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations.  The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at September 30, 2006.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business.  Equity market movements have a significant impact on the account value of variable life and annuity products and the fees earned on these.  EGPs could increase or decrease with these movements in the equity market.  Sustained and significant changes in the equity markets could therefore have an impact on DAC amortization.

To illustrate the effects of this analysis, assume we had concluded that a revision to previously projected account returns and related EGPs was required as of September 30, 2006.  For example, if we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $4.4 million, after-tax, for the nine months ended September 30, 2006.

If instead we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $4.9 million, after-tax, for the nine months ended September 30, 2006.

Although such hypothetical revisions are not currently required or anticipated, we believe they could reasonably occur based on past variances in experience.

See our 2005 Annual Report on Form 10-K for a further description of our critical accounting estimates.

Executive Overview and Outlook

Net income for the third quarter of 2006 increased 30% and decreased modestly for year-to-date 2006, compared with the same periods in 2005.  Third quarter 2006 net income increased to $34.3 million, or $0.30 per diluted share, from $26.4 million, or $0.26 per diluted share, while year-to-date net income was $55.6 million, or $0.49 per diluted share, in 2006, compared with $58.2 million, or $0.57 per diluted share, for the same period in 2005.  Year-to-date 2005 net income included a $15.5 million, or $0.15 per diluted share, after-tax benefit from the adjustment, or “unlocking,” of assumptions related primarily to deferred policy acquisition costs, or DAC.  Excluding the effects of this unlocking, net income for year-to-date 2006 increased by $12.9 million, or 30%, over the same period in 2005.

Third quarter and year-to-date 2006 results, compared with the same periods in 2005, reflected higher fee income, from both higher life sales and growth of policies in force for universal life, improved realized investment gains and lower operating expenses.  In addition, the three-month period benefited from favorable mortality experience for universal life in 2006 and a non-cash identified intangible asset impairment charge of $6.7 million ($10.6 million, pre-tax) in 2005 that did not recur.  These improvements were partially offset by a large claim related to an old block of corporate owned life insurance, lower investment income and higher amortization of deferred acquisition costs.  The year-to-date period also reflected lower fees for Asset Management and higher non-cash asset impairment charges due to a $20.1 million ($32.5 million pre-tax) charge taken in the first quarter of 2006 compared with the 2005 impairment charge discussed above.

Life and Annuity segment net income for the third quarter 2006 increased to $44.5 million while year-to-date 2006 was relatively flat at $96.7 million compared with $26.7 million and $97.4 million ($81.9 million excluding the unlocking) for the same periods in 2005.  Life and Annuity pre-tax segment income for the third quarter of 2006 increased to $57.2 million from $45.0 million in 2005, while the year-to-date pre-tax segment income decreased to $138.1 million from $147.7 million for the same period in 2005.  Excluding the unlocking, year-to-date 2005 pre-tax segment income was $123.9 million.  Third quarter 2006 results reflected the impact of higher fee income on a growing block of business and favorable life persistency.  In addition, the annuity line improved over the second quarter of 2006, reflecting lower surrenders and improved equity markets.  Year-to-date results reflected higher fee income and favorable life persistency, offset by lower net investment income.  A reconciliation of segment income to net income follows in the “Results of Operations by Segment” section of this document.

Total life insurance sales for the third quarter and year-to-date 2006 increased 60% to $68.6 million and 114% to $230.3 million while new annualized premiums grew 71% to $50.3 million and 153% to $181.7 million over the comparable periods in 2005.  Annuity deposits for the third quarter and year-to-date 2006 grew 25% to $103.2 million and 17% to $299.8 million over the comparable periods in 2005.  Annuity net outflows increased for third quarter and year-to-date 2006 by $18.9 million and $416.8 million over the comparable periods in 2005.  Third quarter 2006 net outflows were down significantly from the previous two quarters, while the year-to-date 2006 increase in outflows was due primarily to higher surrenders for lower returning discontinued annuity products and a $206.6 million scheduled maturity of an institutionally-placed contract in the second quarter of 2006.  Total private placement life and annuity deposits for the third quarter and year-to-date 2006 were $34.8 million and $106.6 million compared with $13.3 million and $538.4 million for the comparable periods in 2005.  Deposits from private placement sales can vary widely quarter to quarter because they involve fewer but significantly larger cases.

Key drivers for continued growth include:

•	Strong underwriting expertise, especially for large policies.
•	A complete and competitive core product portfolio, enhanced by innovative products and programs.
•	Expanding distribution, including within our existing State Farm relationship and some Brokerage General Agencies.

In annuities, we are focused on continued improvement through competitive products, focused leadership and targeted distribution strategy.

Asset Management’s segment net income for the third quarter of 2006 was $3.1 million compared to a segment net loss of $6.6 million for the same period in 2005, and the year-to-date 2006 segment net loss was $23.0 million compared to a segment net loss of $13.2 million for the same period in 2005.  Asset Management’s pre-tax segment income for the third quarter of 2006 was $6.6 million compared to a $10.1 million segment loss for the same period in 2005, and the year-to-date 2006 pre-tax segment loss was $26.7 million compared to a pre-tax segment loss of $11.7 million for the same period in 2005.  The improved third quarter 2006 results reflected reduced operating expenses and a $10.6 million non-cash identified intangible asset impairment charge for the 2005 period that did not recur in 2006.  Revenues were relatively flat for the three-month period in 2006 compared to 2005, but increased over the first two quarters in 2006, driven primarily by the adoption of the Insight Funds and $4.6 million in revenues related to a closed account.  The higher 2006 year-to-date loss was due primarily to a large non-cash identified intangible asset impairment charge of $20.1 million, ($32.5 million pre-tax) in the first quarter of 2006, compared to the $10.6 million charge discussed previously.  Lower operating expenses significantly offset the decrease in year-to-date fee income, which resulted from lower assets under management during the early part of the year.

Assets under management at September 30, 2006 were $43.9 billion as compared to $38.8 billion at September 30, 2005.  The September 30, 2006 assets under management reflect the adoption of the Insight Funds in the second quarter of 2006, which increased assets under management by $8.5 billion as measured at September 30, 2006.  Net flows for the third quarter and year-to-date 2006 were positive $0.5 billion and negative $3.9 billion compared to net outflows of $3.5 billion and $3.8 billion for the comparable periods in 2005.  Positive net flows for the third quarter of 2006 reflected $1.6 billion in structured product assets, a $0.2 billion closed-end fund secondary offering and very strong mutual fund sales.  Net outflows for the prior year quarter included $1.0 billion of net outflows for structured products related to the liquidation of the Mistic CDO.  In addition, performance improved significantly for the third quarter of 2006 compared to 2005, while the change in money market funds, primarily related to the Insight Funds, was negative for the 2006 quarter.  Year-to-date 2006 outflows reflect redemptions in certain underperforming equity strategies related primarily to institutional products and managed accounts.  These outflows were partially offset by improved flows for structured finance products, as discussed previously.

We are focused on continued improvement in the profitability of Asset Management, as well as improving net flows. Our strategy for growth is to:

•	leverage our strong-performing proprietary strategies through institutional mandates in defined contribution and defined benefit markets and through structured products;
•	increase mutual fund sales through our enhanced product line-up and focused distribution relationships; and
•	build the business around shared operations, using a consolidated platform for both affiliated advisors and sub-advisors.

In the fourth quarter of 2005, we secured an agreement to sell approximately three-quarters of the Venture Capital segment assets and, as a result, eliminated the segment effective January 1, 2006.  Earnings from the remaining assets were allocated to the Life and Annuity segment.

The Corporate and Other pre-tax loss for the third quarter and year-to-date 2006 was $14.3 million and $45.6 million compared to $18.7 million and $51.4 million for the same periods in 2005.  The 2006 periods reflected higher investment income and lower expenses, partially offset by higher interest expense compared to the 2005 periods.

We ended the third quarter of 2006 in a strong financial position, with stockholders’ equity of $2,207.5 million at September 30, 2006, up from $2,007.1 million at December 31, 2005.  This $200.4 million increase was principally due to stock issued in settlement of the equity units in the first quarter of 2006 and year-to-date net income, partially offset by the stockholder dividends declared in the second quarter of 2006.

Consolidated Results of Operations

Summary Consolidated	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2006	2005	Change	2006	2005	Change

REVENUES:
Premiums	$212.1	$236.6	$(24.5)	$627.3	$692.5	$(65.2)
Insurance and investment product fees	150.7	127.0	23.7	429.2	383.4	45.8
Broker-dealer commission and distribution fee revenues	8.5	7.5	1.0	23.7	21.4	2.3
Investment income, net of expenses	261.8	284.1	(22.3)	769.3	820.9	(51.6)
Net realized investment gains (losses)	3.1	2.2	0.9	53.7	(23.5)	77.2
Total revenues	636.2	657.4	(21.2)	1,903.2	1,894.7	8.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	333.3	344.4	(11.1)	1,000.5	1,027.7	(27.2)
Policyholder dividends	88.0	98.6	(10.6)	289.9	265.8	24.1
Policy acquisition cost amortization	44.7	29.0	15.7	118.2	67.1	51.1
Intangible asset amortization	7.7	8.4	(0.7)	24.2	25.6	(1.4)
Intangible asset impairments	—	10.6	(10.6)	32.5	10.6	21.9
Interest expense on indebtedness	12.1	11.7	0.4	36.8	34.2	2.6
Interest expense on non-recourse collateralized obligations	4.8	5.5	(0.7)	14.3	24.7	(10.4)
Other operating expenses	100.1	119.8	(19.7)	314.6	364.3	(49.7)
Total benefits and expenses	590.7	628.0	(37.3)	1,831.0	1,820.0	11.0
Income before income taxes and minority interest	45.5	29.4	16.1	72.2	74.7	(2.5)
Applicable income taxes	11.0	2.2	8.8	16.2	15.2	1.0
Income before minority interest	34.5	27.2	7.3	56.0	59.5	(3.5)
Minority interest in net loss of consolidated subsidiaries	(0.2)	(0.1)	(0.1)	(0.4)	(0.6)	0.2
Income from continuing operations	34.3	27.1	7.2	55.6	58.9	(3.3)
Income (loss) from discontinued operations	—	(0.7)	0.7	—	(0.7)	0.7
Net income	$34.3	$26.4	$7.9	$55.6	$58.2	$(2.6)

Three and nine months ended September 30, 2006 vs. September 30, 2005

Premium revenue for the three and nine months ended September 30, 2006 decreased $24.5 million, or 10%, and $65.2 million, or 9%, from the comparable periods in 2005 due to lower participating life insurance premiums, primarily renewal premiums, partially offset by higher premiums for term life insurance.  Since our demutualization in 2001, we no longer sell participating life policies.  The decline in renewal premiums is significantly offset by the release of policy reserves which lowers policyholder benefit costs.

Insurance and investment product fees for the three and nine months ended September 30, 2006 increased $23.7 million, or 19%, and $45.8 million, or 12%, over the comparable periods in 2005 due primarily to increased fees in Life and Annuity, offset by lower fees for Asset Management.  Life and Annuity fees for the three and nine months ended September 30, 2006 increased $22.3 million, or 28%, and $65.9 million, or 29%, from the comparable periods in 2005 due principally to higher universal life fees, partially offset, for the nine-month period, by modestly lower variable universal life fees.  Asset Management investment product fees for the three and nine months ended September 30, 2006 decreased $1.3 million, or 3%, and $23.4 million, or 15%, from the comparable periods in 2005.   Fees for retail and institutional investment products decreased from the comparable period in 2005, primarily as a result of decreased billable average assets under management.  Additional fees earned in September 2006 of $4.6 million from a closed account were partially offset by $3.1 million in fees received in September 2005, related to the redemption of a collateralized debt obligation, that did not recur in 2006.  Approximately 44%

of our asset management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.

Broker-dealer commission and distribution fees for the three and nine months ended September 30, 2006 increased $1.0 million and $2.3 million, respectively, from the comparable periods in 2005, primarily as a result of an increase in distributor fee income earned on sales of open-end mutual fund shares.

Net investment income for the three and nine months ended September 30, 2006 decreased $22.3 million, or 8%, and $51.6 million, or 6%, from the comparable periods in 2005.  These decreases were due primarily to lower venture capital income of $15.2 million and $16.8 million for the three and nine-month periods and lower earnings from investments pledged as collateral of $0.7 million and $14.4 million for the three and nine-month periods.  In addition, investment income declined in the 2006 periods due to lower partnership, prepayment and other gains, particularly in the first quarter of 2006.  The decrease in earnings from investments pledged as collateral is due to the liquidation of the Mistic CDO in the third quarter of 2005.

Net realized investment gains for the three and nine months ended September 30, 2006 increased $0.9 million and $77.2 million over the comparable periods in 2005.  The increases in net realized investment gains were due primarily to an improved credit environment in 2006 as impairments decreased $2.9 million and $22.1 million for the three and nine-month periods.  In addition, the nine-month period benefited from higher net transaction gains including $19.4 million from a CBO liquidation and $10.0 million due to the Lombard earn-out.

Policyholder benefits for the three and nine months ended September 30, 2006 decreased $11.1 million, or 3%, and $27.2 million, or 3%, from the comparable periods in 2005 due principally to lower benefit and reserve changes for participating life insurance, primarily related to lower renewal premiums as discussed above and lower withdrawals for corporate owned life insurance in 2006 compared to 2005, and lower interest credited for annuities.  These decreases were partially offset by a large claim in the third quarter of 2006 related to an old block of corporate owned life insurance and, for the nine-month period, higher benefit costs for universal life resulting from growth of policies in force.  Interest credited for annuities decreased due to the decline in general account funds on deposit related primarily to discontinued products.

Policyholder dividends for the three and nine months ended September 30, 2006 decreased by $10.6 million, or 11%, and increased $24.1 million, or 9%, from the comparable periods in 2005.  The decrease for the three-month period was due to lower dividends from the reduction in the dividend scale in the fourth quarter of 2005, partially offset by the effect of realized gains and operating results for the closed block line of business on the policyholder dividend obligation, which caused the change in dividend expense to increase by $8.9 million for the three-month period.  The increase for the nine-month period was due to the effect of realized gains and operating results for the closed block line of business on the policyholder dividend obligation, which caused the change in dividend expense to increase by $75.7 million compared to the prior year, offset by lower dividends from the dividend scale reduction discussed previously.

Policy acquisition cost amortization for the three and nine months ended September 30, 2006 increased $15.7 million, or 54%, and $51.1 million, or 76%, over the comparable periods in 2005.  These increases were due primarily to higher amortization for universal life resulting from growth in policies in force and, for the nine-month period, the effects of unlocking which decreased amortization by $28.1 million in 2005.

In the first quarter of 2006, we recorded a $32.5 million impairment charge which represented the entire identified intangible asset balance related to the large-cap managed account strategy at Engemann, and reflected cumulative and expected outflows of assets under management.  In the third quarter of 2005, we recorded a $10.6 million pre-tax impairment charge against $13.2 million of definite-lived intangible assets.

Other operating expenses for the three and nine months ended September 30, 2006 decreased $19.7 million, or 16%, and $49.7 million, or 14%, from the comparable periods in 2005 reflecting lower expenses in all segments.  Asset Management’s other operating expenses decreased $5.6 million and $27.1 million for the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005, or 11% and 18%, respectively.  These decreases included $3.7 million and $17.9 million related to compensation expense and $1.9 million and $9.2 million related to non-compensation related operating expenses.  The decrease in compensation expense in both periods was the result of a $1.0 million and $12.2 million decrease, respectively, in incentive compensation, as well as lower staffing levels, which reduced base compensation by $2.3 million and $5.5 million, respectively.  The decrease in non-compensation related costs resulted primarily from mandatorily redeemable noncontrolling interests, which declined $1.6 million and $6.7 million, respectively.  This was due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.  These decreases were partially offset by higher mutual fund costs, which resulted primarily from the adoption of the Insight Funds in May 2006.  Life and Annuity’s other operating expenses for the three and nine months ended September 30, 2006 decreased $13.0 million, or 22%, and $14.7 million, or 9%, from the comparable periods in 2005 due to lower non-deferred expenses, partially offset by higher premium taxes and, for the nine-month period, somewhat higher commissions.

Income tax expense for the three and nine months ended September 30, 2006 increased $8.8 million and $1.0 million from the comparable periods in 2005 due primarily to higher pre-tax income and additional tax benefits recorded in 2005 associated with the resolution of certain tax matters with the IRS.

Results of Operations by Segment

We evaluate segment performance on the basis of segment income.  See Note 2 to our consolidated financial statements in our 2005 Annual Report on Form 10-K for more information regarding our presentation of segment income. Segment income is an internal performance measure we use in the management of our operations, including our compensation plans and planning processes.  We exclude realized investment gains and losses and certain other items from our calculation of segment income because we do not consider them to be related to the operating performance of our segments.  The size and timing of realized investment gains and losses are often subject to our discretion.  Certain other items are excluded from segment income because we believe they are not indicative of overall operating trends and are items that management believes are non-recurring and material and which result from a business restructuring, a change in the regulatory requirements, or other unusual circumstances.  While some of these items may be significant components of net income reported in accordance with GAAP, we believe that segment income, and measures that are derived from or incorporate segment income, are appropriate measures that are useful to investors because they identify the earnings attributable to the ongoing operations of our business.  Items excluded from segment income may vary from period to period.  Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. We include information on other items allocated to our segments in their respective consolidated financial statement footnotes for informational purposes only.  Segment income, and other measures that are derived from or incorporate segment income, are not substitutes for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

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

Results of Operations by Segment	Three Months Ended		Nine Months Ended
as Reconciled to Consolidated Net Income:	September 30,		September 30,
($ in millions)	2006	2005	2006	2005

Segment Income (Loss)
Life and annuity segment	$57.2	$45.0	$138.1	$147.7
Asset management segment	6.6	(10.1)	(26.7)	(11.7)
Venture capital segment	—	12.7	—	13.2
Corporate and other segment:
Interest expense on indebtedness	(12.1)	(11.7)	(36.8)	(34.2)
Other	(2.2)	(7.0)	(8.8)	(17.2)
Less: applicable income taxes	11.8	2.5	13.9	23.7
Items excluded from total segment income:(1)
Income (loss) from discontinued operations	—	(0.7)	—	(0.7)
Net realized investment gains (losses), net of income taxes and other offsets	(1.9)	2.0	11.5	(5.3)
Restructuring costs, net of income taxes	(1.5)	(1.3)	(7.8)	(9.9)
Net income	$34.3	$26.4	$55.6	$58.2

_______

(1)	For information regarding the allocation of these items to each segment, see the segment discussions below.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used 300% RBC levels for 2006 and 2005.  Capital within our Life Companies that is unallocated is included in the Corporate and Other segment.  We allocate capital to our Asset Management segment on the basis of the historical capital within that segment.  We allocate net investment income based on the assets allocated to the segments.  We allocate tax benefits related to tax-advantaged investments to the segment that is allocated that investment.  We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Results of operations
Premiums	$212.1	$236.6	$(24.5)	$627.3	$692.5	$(65.2)
Insurance and investment product fees	101.2	78.9	22.3	296.8	230.9	65.9
Net investment income	248.3	258.6	(10.3)	732.8	759.7	(26.9)
Total segment revenues	561.6	574.1	(12.5)	1,656.9	1,683.1	(26.2)
Policy benefits, including policyholder dividends	412.8	436.8	(24.0)	1,245.3	1,293.9	(48.6)
Policy acquisition cost amortization	45.8	33.5	12.3	122.1	75.4	46.7
Other operating expenses	45.8	58.8	(13.0)	151.4	166.1	(14.7)
Total segment benefits and expenses	504.4	529.1	(24.7)	1,518.8	1,535.4	(16.6)
Segment income before income taxes	57.2	45.0	12.2	138.1	147.7	(9.6)
Allocated income taxes	15.2	8.6	6.6	40.2	41.7	(1.5)
Segment income	42.0	36.4	5.6	97.9	106.0	(8.1)
Net realized investment gains (losses), net of income taxes and other offsets	2.5	(9.7)	12.2	(1.2)	(8.5)	7.3
Restructuring charges, after income taxes	—	—	—	—	(0.1)	0.1
Segment net income	$44.5	$26.7	$17.8	$96.7	$97.4	$(0.7)

Three and nine months ended September 30, 2006 vs. September 30, 2005

Premium revenue for the three and nine months ended September 30, 2006 decreased $24.5 million, or 10%, and $65.2 million, or 9%, from the comparable periods in 2005 due to lower participating life insurance premiums, primarily renewal premiums, partially offset by higher term life premiums.  Since our demutualization in 2001, we no longer sell participating life policies.  The decline in renewal premiums is significantly offset by the release of policy reserves which lowers policyholder benefit costs.

Insurance and investment product fees for the three and nine months ended September 30, 2006 increased $22.3 million, or 28%, and $65.9 million, or 29%, from the comparable periods in 2005 due principally to higher universal life fees from growth in both sales and policies in force, partially offset, for the nine-month period, by modestly lower variable universal life fees.  See discussion of “Life and Annuity Segment Revenues by Product” that follows for additional information.

Policy benefits and dividends for the three and nine months ended September 30, 2006 decreased $24.0 million, or 5%, and $48.6 million, or 4%, from the comparable periods in 2005 due principally to lower benefit and reserve changes for participating life insurance, primarily related to lower renewal premiums as discussed above and lower withdrawals for corporate owned life insurance in 2006 compared to 2005, combined with lower dividend expense and lower interest credited for annuities.  These decreases were partially offset by a large claim in the third quarter of 2006 related to an old block of corporate owned life insurance and, for the nine-month period, higher benefit costs for universal life, which resulted from growth of policies in force.  Dividend expense decreased due to the reduction of the dividend scale in the fourth quarter of 2005, partially offset by an increase in the change for the policyholder dividend obligation.  Interest credited for annuities decreased as a result of the decline in general account funds on deposit related primarily to discontinued products.

Policy acquisition cost amortization for the three and nine months ended September 30, 2006 increased $12.3 million, or 37%, and $46.7 million, or 62%, over the comparable periods in 2005 due primarily to higher amortization for universal life resulting from growth of policies in force and, for the nine-month period, the effect of unlocking in 2005 which decreased amortization by $28.1 million.

Other operating expenses for the three and nine months ended September 30, 2006, which include non-deferrable policy acquisition costs, general and administrative costs, decreased $13.0 million, or 22%, and $14.7 million, or 9%, from the comparable periods in 2005 due to lower non-deferred expenses, partially offset by higher premium taxes and for the nine-month period and by somewhat higher non-deferred commissions in the first quarter of 2006.

Income tax expense for the three and nine months ended September 30, 2006 increased by $6.6 million and decreased $1.5 million from the comparable periods in 2005 due primarily to higher pre-tax income and additional tax benefits recorded in 2005 associated with the resolution of certain tax matters with the IRS.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Deposits	$136.7	$92.5	$380.1	$766.9
Performance	206.7	278.9	606.8	363.5
Fees	(16.0)	(15.4)	(48.0)	(47.3)
Benefits and surrenders	(327.5)	(312.5)	(1,421.1)	(917.7)
Change in funds on deposit	(0.1)	43.5	(482.2)	165.4
Funds on deposit, beginning of period	7,556.0	7,824.8	8,038.1	7,702.9
Annuity funds on deposit, end of period	$7,555.9	$7,868.3	$7,555.9	$7,868.3

Three and nine months ended September 30, 2006 vs. September 30, 2005

Annuity funds on deposit decreased by $0.1 million for the three months ended September 30, 2006 compared to an increase of $43.5 million for the same period in 2005.  This change was due primarily to lower relative investment performance offset by higher deposits for the three-month period in 2006.  Annuity funds on deposit decreased by $482.2 million for the nine months ended September 30, 2006 compared to an increase of $165.4 million for the same period in 2005.  This change was due to higher surrenders, including a $206.6 million scheduled maturity from an institutionally-placed contract in the second quarter of 2006, and lower deposits, offset by improved investment performance for the nine-month period in 2006.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Deposits	$36.5	$43.1	$135.3	$155.4
Performance and interest credited	61.0	79.0	146.0	91.7
Fees and cost of insurance	(26.0)	(26.0)	(79.0)	(78.2)
Benefits and surrenders	(23.1)	(24.3)	(95.9)	(72.9)
Change in funds on deposit	48.4	71.8	106.4	96.0
Funds on deposit, beginning of period	2,157.8	1,967.3	2,099.8	1,943.1
Variable universal life funds on deposit, end of period	$2,206.2	$2,039.1	$2,206.2	$2,039.1

Three and nine months ended September 30, 2006 vs. September 30, 2005

Variable universal life funds on deposit increased by $48.4 million for the three months ended September 30, 2006 compared to an increase of $71.8 million for the same period in 2005.  This change was due primarily to both lower relative investment performance and deposits for the three-month period in 2006.  Variable universal life funds on deposit increased by $106.4 million for the nine months ended September 30, 2006 compared to an increase of $96.0 million for the same period in 2005.  This improvement was principally due to higher relative investment performance, partially offset by higher surrenders and lower deposits for the nine-month period in 2006.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2006	2005	2006	2005

Deposits	$88.7	$73.9	$297.9	$186.5
Interest credited	19.9	18.8	59.1	55.7
Fees and cost of insurance	(54.6)	(34.7)	(159.0)	(93.7)
Benefits and surrenders	(27.5)	(33.2)	(83.5)	(92.8)
Change in funds on deposit	26.5	24.8	114.5	55.7
Funds on deposit, beginning of period	1,822.1	1,641.6	1,734.1	1,610.7
Universal life funds on deposit, end of period	$1,848.6	$1,666.4	$1,848.6	$1,666.4

Three and nine months ended September 30, 2006 vs. September 30, 2005

The changes in universal life funds on deposit were relatively flat for the three months ended September 30, 2006 compared to the same period in 2005.  Universal life funds on deposit increased by $114.5 million for the nine months ended September 30, 2006 compared to an increase of $55.7 million for the same period in 2005.  This improvement was principally due to significantly higher deposits, partially offset by higher fees and cost of insurance for the nine-month period in 2006.

Composition of Life and Annuity	Three Months Ended			Nine Months Ended
Segment Revenues by Product:	September 30,			September 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Life and annuity segment revenues by product
Variable universal life insurance	$31.2	$29.5	$1.7	$92.3	$92.1	$0.2
Universal life insurance	84.9	62.0	22.9	242.2	169.6	72.6
Other life insurance	0.1	0.3	(0.2)	0.6	0.7	(0.1)
Total non-traditional life insurance	116.2	91.8	24.4	335.1	262.4	72.7
Traditional life insurance	396.7	423.8	(27.1)	1,166.7	1,244.1	(77.4)
Total life insurance	512.9	515.6	(2.7)	1,501.8	1,506.5	(4.7)
Annuities	48.7	58.5	(9.8)	155.1	176.6	(21.5)
Segment revenues	$561.6	$574.1	$(12.5)	$1,656.9	$1,683.1	$(26.2)

Three and nine months ended September 30, 2006 vs. September 30, 2005

Variable universal life insurance revenue for the three months ended September 30, 2006 increased $1.7 million, or 6%, over the comparable period in 2005, while revenues for the nine months ended September 30, 2006 and 2005 were relatively flat.  Third quarter 2006 revenues increased due primarily to higher investment income.

Universal life insurance revenue for the three and nine months ended September 30, 2006 increased $22.9 million, or 37%, and $72.6 million, or 43%, over the comparable periods in 2005.  These increases were due to higher cost of insurance fees, from growth of in-force business, increased investment earnings from higher funds on deposit and increased fees from higher sales in the 2006 periods.

Traditional life insurance revenue for the three and nine months ended September 30, 2006 decreased $27.1 million, or 6%, and $77.4 million, or 6%, from the comparable periods in 2005.  These declines were due to lower renewal premiums and a decrease in net investment income, principally for the first quarter of 2006, which resulted from lower partnership, prepayment and other gains.  Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity revenue for the three and nine months ended September 30, 2006 decreased $9.8 million, or 17% and $21.5 million, or 12%, from the comparable periods in 2005.  These declines were due principally to lower interest earned, as a result of the decline in funds on deposit in general account funds, primarily for discontinued products.

Composition of Life and Annuity	Three Months Ended			Nine Months Ended
Segment Income before	September 30,			September 30,
Income Taxes by Product:	2006	2005	Change	2006	2005	Change
($ in millions)

Life and annuity segment income by product
Variable universal life insurance	$11.0	$13.9	$(2.9)	$28.7	$60.8	$(32.1)
Universal life insurance	17.1	7.6	9.5	36.4	41.0	(4.6)
Other life insurance	0.6	—	0.6	1.9	0.9	1.0
Total non-traditional life insurance	28.7	21.5	7.2	67.0	102.7	(35.7)
Traditional life insurance	22.5	16.6	5.9	58.9	41.7	17.2
Total life insurance	51.2	38.1	13.1	125.9	144.4	(18.5)
Annuities	6.0	6.9	(0.9)	12.2	3.3	8.9
Segment income before income taxes	$57.2	$45.0	$12.2	$138.1	$147.7	$(9.6)

Three and nine months ended September 30, 2006 vs. September 30, 2005

Variable universal life pre-tax income for the three and nine months ended September 30, 2006 decreased $2.9 million, or 21%, and $32.1 million, or 53%, from the comparable periods in 2005.  The decrease for the three-month period was due primarily to higher benefit costs from both very favorable mortality and a special reserve release in 2005 and higher amortization of deferred acquisition costs in 2006, primarily due to a favorable adjustment in 2005 related to refinement of separate account earned fees.  These decreases were partially offset by higher investment spreads in the 2006 period.  The decrease in pre-tax income for the nine-month period in 2006 is principally due to the unlocking benefit in 2005 and higher benefit costs and amortization of deferred acquisition costs, discussed previously, partially offset by lower operating expenses and improved investment spreads in 2006.  Excluding the effects of unlocking , pre-tax income decreased $3.5 million for the nine months ended September 30, 2006 over the prior year period.

Universal life pre-tax income for the three and nine months ended September 30, 2006 increased $9.5 million, or 125%, and decreased $4.6 million, or 11%, from the comparable periods in 2005.  The increase for the three-month period was due primarily to higher revenues from growth in both sales and policies in force, as discussed above, and very favorable mortality experience, partially offset by higher amortization of deferred acquisition costs resulting mainly from improved insurance margins.  The decrease for the nine-month period in 2006 was due to the effects of unlocking in 2005 and higher amortization from improved insurance and investment margins, offset by increased revenues in 2006, as discussed above.  Excluding the effects of unlocking, pre-tax income increased $9.2 million for the nine months ended September 30, 2006 over the prior year period.

Traditional life pre-tax income for the three and nine months ended September 30, 2006 increased $5.9 million, or 36%, and $17.2 million, or 41%, over the comparable periods in 2005 due primarily to significantly lower operating expenses and lower amortization of deferred acquisition costs, partially offset by higher benefit costs related to an old block of corporate owned life insurance.  In addition, for the nine-month period in 2006, amortization of deferred acquisition costs was lower due to the effects of unlocking in 2005 and investment income declined due to lower investment income from partnerships, prepayments and other gains.  Excluding the effects of unlocking, pre-tax income increased $9.3 million for the nine-month period in 2006 over the prior year period.

Annuities pre-tax income for the three and nine months ended September 30, 2006 decreased $0.9 million, or 13%, and increased $8.9 million, or 270%, from the comparable periods in 2005.  The modest decrease for the three-month period in 2006 was due to lower interest earned offset by lower interest credited and lower operating expenses.  Interest earned and interest credited decreased due to lower funds on deposit, primarily related to discontinued products.  The increase for the nine-month period in 2006 was due to the effects of unlocking in 2005, lower interest credited and operating expenses, offset by lower interest earned in the 2006 period.  Excluding the effects of unlocking in 2005, pre-tax income decreased  $1.8 million for the nine-month period in 2006 from the prior year.

Asset Management Segment

Summary Asset Management	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Results of operations
Investment product fees	$49.7	$51.0	$(1.3)	$132.9	$156.3	$(23.4)
Broker-dealer commission and distribution fees	8.5	7.5	1.0	23.7	21.4	2.3
Net investment income	0.3	0.2	0.1	1.0	1.0	—
Total segment revenues	58.5	58.7	(0.2)	157.6	178.7	(21.1)
Intangible asset amortization	7.7	8.4	(0.7)	24.2	25.1	(0.9)
Intangible asset impairments	—	10.6	(10.6)	32.5	10.6	21.9
Other operating expenses	44.2	49.8	(5.6)	127.6	154.7	(27.1)
Total segment expenses	51.9	68.8	(16.9)	184.3	190.4	(6.1)
Segment income (loss) before income taxes	6.6	(10.1)	16.7	(26.7)	(11.7)	(15.0)
Allocated income taxes (benefit)	2.3	(4.5)	6.8	(10.5)	(4.9)	(5.6)
Segment income (loss)	4.3	(5.6)	9.9	(16.2)	(6.8)	(9.4)
Restructuring charges, net of income taxes	(1.4)	(0.9)	(0.5)	(7.2)	(6.1)	(1.1)
Realized investment gains (losses), net of income taxes	0.2	(0.1)	0.3	0.4	(0.3)	0.7
Segment net income (loss)	$3.1	$(6.6)	$9.7	$(23.0)	$(13.2)	$(9.8)

Our investment product fee revenues are based on assets under management.  Approximately 44% of our investment product fees are based on beginning of quarter assets under management while the remaining 56% are based on average daily balances.  End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	Sept 30,	June 30,	March 31,	Dec 30,	Sept 30,
($ in millions)	2006	2006	2006	2005	2005

End of period	$43,865.7	$43,309.8	$31,130.3	$37,422.9	$38,840.0
Quarter average (based on how fees are calculated)	$40,927.8	$39,490.1	$37,668.6	$41,256.9	$43,470.2

Three and nine months ended September 30, 2006 vs. September 30, 2005

Investment product fees for the three and nine months ended September 30, 2006 decreased $1.3 million, or 3.0%, and $23.4 million, or 15%, respectively, from the comparable periods in 2005.  Fees for retail and institutional investment products decreased from the comparable period in 2005, primarily as a result of decreased billable average assets under management.  Additional fees earned in September 2006 of $4.6 million from an institutional account were partially offset by $3.1 million of additional fees received in September 2005, related to the redemption of a collateralized debt obligation, that did not recur in 2006.  Approximately 44% of our asset management fee revenues are based on assets as of the beginning of a quarter, which causes fluctuations in fees to lag behind changes in assets under management.

Broker-dealer commission and distribution fees for the three and nine months ended September 30, 2006 increased $1.0 million and $2.3 million, respectively, from the comparable periods in 2005, primarily as a result of an increase in distributor fee income earned on sales of open-end mutual fund shares.

The increase in assets under management since September 30, 2005 and December 31, 2005 was primarily due to the adoption of the Insight Funds in May 2006, which added $8.5 billion to assets under management at September 30, 2006, offset by net outflows of $5.7 billion and $3.9 billion, respectively.  Net outflows were reduced by $1.6 billion from the issuance of a new collateralized debt obligation in September 2006.  In June and April 2006, certain collateralized debt obligation trusts, Seneca CBO III and Seneca CBO II, respectively, became callable by their bondholders and were liquidated.  The liquidation of these trusts contributed $0.4 billion to net outflows since December 2005.  Positive investment performance of $2.3 billion and $1.9 billion also contributed to the increases in assets under management since September 30, 2005 and December 31, 2005, respectively.

Sales of retail products for the three and nine months ended September 30, 2006 were $0.9 billion and $2.6 billion, respectively, a decrease of 13% and 10%, respectively, from the same period in 2005.  Redemptions from existing accounts for the three months ended September 30, 2006 were $1.9 billion, a decrease of 6% over the same period in 2005.  Redemptions from existing accounts for the nine months ended September 30, 2006 were $5.9 billion, which remained relatively constant compared to 2005.  Sales of institutional accounts for the three and nine months ended September 30, 2006 were $2.0 billion and $3.0 billion an increase of 39% and a decrease of 38%, respectively, from the same periods in 2005.  The first quarter of 2005 included one $3.0 billion sale.  Lost accounts and withdrawals from existing accounts for the three and nine months ended September 30, 2006 were $0.6 billion and $3.7 billion, respectively, a decrease of 37% and 166%, respectively, from the same periods in 2005.  In September 2005, a collateralized debt obligation trust, Mistic, became callable by its bondholders and was liquidated, contributing $1.0 billion to the 2005 institutional account withdrawals.

During 2006, certain definite-lived intangible assets became fully amortized, decreasing amortization expense by $2.1 million and $6.3 million, respectively, for the three and nine months ended September 30, 2006.  This decrease was offset by a change in the amortizable life of certain definite-lived intangible assets, the net effect of which increased amortization expense by $1.1 million and $4.8 million, respectively, for the three and nine months ended September 30, 2006.  The adoption of the Insight Funds in second quarter 2006 increased amortization expense by $0.4 million and $0.6 million, respectively, for the three and nine months ended September 30, 2006.

In the first quarter of 2006 and in September 2005, we performed an interim test for impairment on certain definite-lived intangible assets at one of our asset management affiliates as a result of significant outflows of retail assets during that quarter. In addition, a test for impairment of goodwill was deemed necessary.  As a result of these tests, we recorded a pre-tax impairment charge of $32.5 million and $10.6 million in 2006 and 2005, respectively, against these definite-lived intangible assets.  No impairment of goodwill was recorded.  As of September 30, 2006, we do not believe that an interim test for impairment of our goodwill or other intangible assets is warranted.  We will perform our annual test for impairments as of October 31, 2006.

Other operating expenses decreased $5.6 million and $27.1 million for the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005, or 11% and 18%, respectively, of which $3.7 million and $17.9 million related to compensation expense and $1.9 million and $9.2 million related to non-compensation related operating expenses.

The decrease in compensation expense in both periods was the result of a $1.0 million and $12.2 million decrease, respectively, in incentive compensation, which resulted from lower bonus pools and a decrease in management and sales incentives.  The bonus pools decreased as a result of lower earnings and revenues at certain of our partner firms that have formula-based incentives, as well as lower staffing levels.  Lower staffing levels reduced base compensation by $2.3 million and $5.5 million, respectively.  The decrease in non-compensation related costs resulted primarily from mandatorily redeemable noncontrolling interests, which declined $1.6 million and $6.7 million, respectively.  The decrease in this cost is due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005. The remaining decrease for the nine months ended September 30, 2006 was primarily the result of decreases in commissions and finders fees, clearing costs, rent, and outside services, offset by increases in investment research fees, trailing commissions, distribution charges, and other costs associated with sales of mutual fund shares.  The increase in mutual fund costs resulted primarily from the adoption of the Insight Funds in May 2006.

Allocated income taxes for the three months ended September 30, 2006 increased $6.8 million from the comparable period in 2005, primarily as a result of higher segment income in 2006 compared to 2005.  Allocated income taxes for the nine months ended September 30, 2006 decreased $5.6 million from the comparable period in 2005 due to lower segment income in 2006 compared to 2005, primarily as a result of the impairment charge in 2006.

Corporate and Other Segment

Summary Corporate and Other	Three Months Ended			Nine Months Ended
Financial Data:	September 30,			September 30,
($ in millions)	2006	2005	Change	2006	2005	Change

Corporate investment income	$2.6	$—	$2.6	$4.3	$0.2	$4.1
Investment income from collateralized obligations	4.9	5.7	(0.8)	14.6	29.1	(14.5)
Interest expense on indebtedness	(12.1)	(11.7)	(0.4)	(36.8)	(34.2)	(2.6)
Interest expense on non-recourse collateralized obligations	(4.8)	(5.5)	0.7	(14.3)	(24.7)	10.4
Corporate expenses	(4.2)	(6.8)	2.6	(12.9)	(17.8)	4.9
Other	(0.7)	(0.4)	(0.3)	(0.5)	(4.0)	3.5
Segment loss, before income taxes	(14.3)	(18.7)	4.4	(45.6)	(51.4)	5.8
Allocated income tax benefit	(5.6)	(6.2)	0.6	(15.7)	(17.8)	2.1
Segment loss	(8.7)	(12.5)	3.8	(29.9)	(33.6)	3.7
Net realized investment gains (losses), net of income taxes and other offsets	(4.7)	11.8	(16.5)	12.2	3.5	8.7
Restructuring charges, after income taxes	—	(0.4)	0.4	(0.5)	(3.7)	3.2
Segment net loss	$(13.4)	$(1.1)	$(12.3)	$(18.2)	$(33.8)	$15.6

We allocate indebtedness and related interest expense to our Corporate and Other segment.

Three and nine months ended September 30, 2006 vs. September 30, 2005

Corporate and Other pre-tax income for the three and nine months ended September 30, 2006 increased $4.4 million and $5.8 million over the comparable periods in 2005 due primarily to higher investment income from earnings on investment of the equity units proceeds and lower operating expenses.

After-tax restructuring costs for the three and nine months ended September 30, 2006 decreased $0.4 million and $3.2 million from the comparable periods in 2005.  The 2005 charges primarily related to completion of the outsourcing of our information technology infrastructure, legal costs associated with certain restructuring activities and execution of our facility use plan.

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

See Note 7 to our interim financial statements in this Form 10-Q as well as Note 8 to our consolidated financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K for more information.

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

See our 2005 Annual Report on Form 10-K for more information regarding our enterprise risk management.  There were no material changes in our exposure to product, market and operational risks at September 30, 2006 in comparison to December 31, 2005.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of September 30, 2006, our general account held debt securities with a carrying value of $12,778.9 million, representing 80.8% of total general account investments.  Public debt securities represented 75.2% of total debt securities, with the remaining 24.8% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor.  See Note 7 to our interim financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Rating	Designation	2006	2005	2006	2005	2006	2005

1	AAA/AA/A	$8,105.5	$8,625.0	$6,482.9	$7,089.4	$1,622.6	$1,535.6
2	BBB	3,666.1	3,795.3	2,295.5	2,487.4	1,370.6	1,307.9
Total investment grade		11,771.6	12,420.3	8,778.4	9,576.8	2,993.2	2,843.5
3	BB	733.3	753.0	614.5	647.5	118.8	105.5
4	B	213.3	168.3	174.1	120.8	39.2	47.5
5	CCC and lower	40.0	43.6	28.6	28.0	11.4	15.6
6	In or near default	20.7	19.4	11.8	14.6	8.9	4.8
Total debt securities		$12,778.9	$13,404.6	$9,607.4	$10,387.7	$3,171.5	$3,016.9

Debt Securities by Type:	As of September 30, 2006
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net
	Value	Cost	Gains	Losses	Gains

U.S. government and agency	$702.4	$693.1	$17.2	$(7.9)	$9.3
State and political subdivision	276.1	265.2	13.5	(2.6)	10.9
Foreign government	274.0	246.1	28.9	(1.0)	27.9
Corporate	7,242.7	7,205.7	152.2	(115.2)	37.0
Mortgage-backed	3,176.9	3,166.3	51.2	(40.6)	10.6
Other asset-backed	1,106.8	1,092.0	20.8	(6.0)	14.8
Total debt securities	$12,778.9	$12,668.4	$283.8	$(173.3)	$110.5
Debt securities outside closed block:
Unrealized gains	$2,025.8	$1,942.6	$83.2	$—	$83.2
Unrealized losses	3,770.2	3,859.7	—	(89.5)	(89.5)
Total outside the closed block	5,796.0	5,802.3	83.2	(89.5)	(6.3)
Debt securities in closed block:
Unrealized gains	3,889.6	3,689.0	200.6	—	200.6
Unrealized losses	3,093.3	3,177.1	—	(83.8)	(83.8)
Total in the closed block	6,982.9	6,866.1	200.6	(83.8)	116.8
Total debt securities	$12,778.9	$12,668.4	$283.8	$(173.3)	$110.5

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach emphasizes a high level of industry diversification.  The top five industry holdings as of September 30, 2006 in our debt securities portfolios are banking (7.0%), insurance (3.8%), diversified financial services (3.6%), electrical utilities (3.3%) and real estate investment trusts (2.3%).

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

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2006	2005	2006	2005

Debt security impairments	$(1.6)	$(4.3)	$(4.9)	$(25.0)
Mortgage loan impairments	—	—	—	(0.8)
Debt and equity securities pledged as collateral impairments		(0.2)		(1.2)
Impairment losses	(1.6)	(4.5)	(4.9)	(27.0)
Debt security transaction gains	7.3	4.0	51.2	15.7
Debt security transaction losses	(4.4)	(6.5)	(17.3)	(25.3)
Equity security transaction gains	2.3	3.5	8.5	4.9
Equity security transaction losses	(1.0)	(1.1)	(3.6)	(3.1)
Mortgage loan transaction gains	—	—	3.2	—
Venture capital partnership transaction gains	0.4	—	4.2	—
Debt and equity securities pledged as collateral gains	0.1	1.1	0.2	1.3
Debt and equity securities pledged as collateral losses	—	—	(1.0)	—
Affiliate equity security transaction gains	—	—	10.4	3.7
Other invested asset transaction gains	0.2	5.9	2.8	7.1
Real estate transaction gains (losses)	(0.2)	(0.2)	—	(0.8)
Net transaction gains	4.7	6.7	58.6	3.5
Net realized investment gains (losses)	$3.1	$2.2	$53.7	$(23.5)
Applicable closed block policyholder dividend obligation (reduction)	6.0	4.2	38.6	(6.9)
Applicable deferred policy acquisition costs	(1.1)	(4.5)	(3.9)	(8.3)
Applicable deferred income taxes (benefit)	(0.7)	0.5	6.7	(3.0)
Offsets to realized investment gains (losses)	4.2	0.2	41.4	(18.2)
Net realized investment gains (losses) included in net income	$(1.1)	$2.0	$12.3	$(5.3)

Impairment losses on debt and equity securities decreased $20.9 million during the nine months ended September 30, 2006 over the comparable period in 2005.  The affiliate transaction gain of $10.4 million for the nine months ended September 30, 2006 was attributable to the earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.  See Notes 1 and 5 to our interim financial statements in this Form 10-Q for additional information.

Realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts were $0.0 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Gross and Net	As of September 30, 2006
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,957	2,543	1,212	1,937	745	606
Unrealized gains (losses)	$283.8	$(173.3)	$83.2	$(89.5)	$200.6	$(83.8)
Applicable policyholder dividend obligation (reduction)	200.6	(83.8)	—	—	200.6	(83.8)
Applicable deferred policy acquisition costs (benefit)	43.2	(49.7)	43.2	(49.7)	—	—
Applicable deferred income taxes (benefit)	14.0	(13.9)	14.0	(13.9)	—	—
Offsets to net unrealized gains (losses)	257.8	(147.4)	57.2	(63.6)	200.6	(83.8)
Unrealized gains (losses) after offsets	$26.0	$(25.9)	$26.0	$(25.9)	$—	$—
Net unrealized gains after offsets	$0.1		$0.1		$—

Equity securities
Number of positions	281	129	129	78	152	51
Unrealized gains (losses)	$39.2	$(3.4)	$17.0	$(1.1)	$22.2	$(2.3)
Applicable policyholder dividend obligation (reduction)	22.2	(2.3)	—	—	22.2	(2.3)
Applicable deferred income taxes (benefit)	6.0	(0.4)	6.0	(0.4)	—	—
Offsets to net unrealized gains (losses)	28.2	(2.7)	6.0	(0.4)	22.2	(2.3)
Unrealized gains (losses) after offsets	$11.0	$(0.7)	$11.0	$(0.7)	$—	$—
Net unrealized gains after offsets	$10.3		$10.3		$—

Total net unrealized gains on debt and equity securities were $146.3 million (unrealized gains of $323.0 million less unrealized losses of $176.7 million).  Of that net amount, $9.6 million was outside the closed block ($10.3 million after applicable deferred policy acquisition costs and deferred income taxes) and $136.7 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of September 30, 2006.  In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block.  We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block.  See Note 3 to our interim financial statements in this Form 10-Q for more information regarding the closed block.  Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2006
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$3,770.2	$295.8	$1,084.7	$2,389.7
Total amortized cost	3,859.7	299.0	1,100.7	2,460.0
Unrealized losses	$(89.5)	$(3.2)	$(16.0)	$(70.3)
Unrealized losses after offsets	$(25.9)	$(1.1)	$(5.0)	$(19.8)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(75.6)	$(1.8)	$(14.0)	$(59.8)
Unrealized losses after offsets	$(21.7)	$(0.7)	$(4.4)	$(16.6)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(13.9)	$(1.4)	$(2.0)	$(10.5)
Unrealized losses after offsets	$(4.2)	$(0.4)	$(0.6)	$(3.2)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities outside closed block
Unrealized losses	$(1.1)	$(0.4)	$(0.7)	$—
Unrealized losses after offsets	$(0.5)	$(0.2)	$(0.3)	$—
Unrealized losses over 20% of cost	$(0.5)	$—	$(0.5)	$—
Unrealized losses over 20% of cost after offsets	$(0.2)	$—	$(0.2)	$—

For debt securities outside of the closed block with gross unrealized losses, 83.8% of the unrealized losses after offsets pertain to investment grade securities and 16.2% of the unrealized losses after offsets pertain to below investment grade securities.

Duration of Gross Unrealized Losses	As of September 30, 2006
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,093.3	$134.9	$1,361.2	$1,597.2
Total amortized cost	3,177.1	136.6	1,382.9	1,657.6
Unrealized losses	$(83.8)	$(1.7)	$(21.7)	$(60.4)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.2)	$—	$—	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(74.0)	$(1.0)	$(19.6)	$(53.4)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(9.8)	$(0.7)	$(2.1)	$(7.0)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.2)	$—	$—	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(2.3)	$(0.8)	$(1.0)	$(0.5)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(1.4)	$(0.3)	$(0.7)	$(0.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 88.3% of the unrealized losses pertain to investment grade securities and 11.7% of the unrealized losses pertain to below investment grade securities.

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

We were in compliance with all covenants set forth in the Amended Facility at September 30, 2006.

In May 2006, the $25.0 million borrowed on the Original Facility was paid off in full.

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

Our current financial strength and debt ratings are set forth in the chart below.

Financial Strength Rating
Rating Agency	of Phoenix Life	Senior Debt Rating of PNX
A.M. Best Company, Inc.	A (“Excellent”)	bbb (“Adequate”)
Fitch	A+ (“Strong”)	BBB+ (“Strong”)
Standard & Poor’s	A (“Strong”)	BBB (“Good”)
Moody’s	A3 (“Good”)	Baa3 (“Adequate”)

On July 27, 2006, Standard & Poor’s affirmed all of our ratings, including Phoenix Life’s A (“Strong”) financial strength rating. In addition, Standard & Poor’s revised its outlook for all of these ratings from stable to negative. On July 28, 2006, Fitch affirmed all of our ratings, including Phoenix Life’s A+ (“Strong”) financial strength rating, and maintained its stable outlook.

These ratings are not a recommendation to buy or hold any of our securities.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended
($ in millions)	September 30,
	2006	2005	Change

Cash from continuing operations	$146.4	$344.3	$(197.9)
Cash for discontinued operations	23.0	(24.0)	47.0
Cash from continuing operations investing activities	544.3	785.5	(241.2)
Cash from discontinued operations investing activities	(34.0)	1.2	(35.2)
Cash for financing activities	(680.8)	(1,297.4)	616.6

Nine months ended September 30, 2006 vs. September 30, 2005

Cash from continuing operations decreased $197.9 million in 2006 from 2005 due primarily to proceeds from the sale of trading equity securities of $129.7 million in 2005 from the sale of our investments in Aberdeen and Lombard, higher policy acquisition costs of $112.3 million, lower premiums received and investment income received of $73.5 million and $11.5 million.  The decreases were partially offset by lower dividends and operating expenses paid of $42.3 million and $62.4 million and higher fees received of $42.1 million.

Cash from continuing operations investing activities decreased $241.2 million in 2006 compared to 2005.  This change is due principally to the liquidation of the Mistic CDO in 2005, offset by lower cash generated from continuing operations in 2006 and higher sales of investments in 2006 to fund withdrawals of policyholder deposit funds, as described below in financing activities.

Cash used for financing activities decreased $616.6 million in 2006 over 2005 due principally to collateralized obligation repayments which decreased $971.3 million, related to the liquidation of the Mistic CDO, and proceeds received from the settlement of the equity units of $153.7 million.  These decreases were offset by higher net withdrawals of policyholder deposit funds of $470.8 million and loan pay downs of $34.8 million in 2006.  The increase in withdrawals of policyholder deposit funds in 2006 was due to higher surrenders of annuities invested in the general account, primarily related to discontinued products, and a $206.6 million scheduled maturity of an institutionally-placed contract.

See Note 6 to our interim financial statements in this Form 10-Q for additional information on financing activities.

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

On April 27, 2006, the Phoenix Life Board of Directors declared a dividend of $40.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on May 5, 2006.  On September 7, 2006 the Phoenix Life Board of Directors declared an additional dividend of $20.0 million to The Phoenix Companies, Inc., which was paid on September 15, 2006.  The Phoenix Life Board of Directors declared an additional dividend of $28.5 million to The Phoenix Companies, Inc. effective November 3, 2006.

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

See our 2005 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:	Sept 30,	Dec 31,
($ in millions)	2006	2005	Change

ASSETS:
Available-for-sale debt securities, at fair value	$12,778.9	$13,404.6	$(625.7)
Available-for-sale equity securities, at fair value	203.1	181.8	21.3
Mortgage loans, at unpaid principal balances	86.6	128.6	(42.0)
Venture capital partnerships, at equity in net assets	128.0	145.1	(17.1)
Policy loans, at unpaid principal balances	2,296.9	2,245.0	51.9
Other invested assets	320.1	310.6	9.5
	15,813.6	16,415.7	(602.1)
Available-for-sale debt and equity securities pledged as collateral, at fair value	269.5	304.4	(34.9)
Total investments	16,083.1	16,720.1	(637.0)
Cash and cash equivalents	300.4	301.5	(1.1)
Accrued investment income	243.4	225.8	17.6
Receivables	200.0	146.9	53.1
Deferred policy acquisition costs	1,684.5	1,556.0	128.5
Deferred income taxes	55.2	56.0	(0.8)
Other intangible assets	244.9	295.9	(51.0)
Goodwill	467.7	467.7	—
Other assets	252.4	224.1	28.3
Separate account assets	8,111.0	7,722.2	388.8
Total assets	$27,642.6	$27,716.2	$(73.6)

LIABILITIES:
Policy liabilities and accruals	$13,353.8	$13,246.2	$107.6
Policyholder deposit funds	2,316.9	3,060.7	(743.8)
Indebtedness	715.4	751.9	(36.5)
Other liabilities	590.3	534.3	56.0
Non-recourse collateralized obligations	343.4	389.9	(46.5)
Separate account liabilities	8,111.0	7,722.2	388.8
Total liabilities	25,430.8	25,705.2	(274.4)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.3	3.9	0.4

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,599.1	2,438.7	160.4
Accumulated deficit	(155.6)	(193.1)	37.5
Accumulated other comprehensive income	(56.5)	(59.0)	2.5
Treasury stock	(179.5)	(179.5)	—
Total stockholders’ equity	2,207.5	2,007.1	200.4
Total liabilities, minority interest and stockholders’ equity	$27,642.6	$27,716.2	$(73.6)

September 30, 2006 vs. December 31, 2005

The fair value of debt securities decreased $625.7 million, or 5%, from December 31, 2005 due primarily to sales of investments related to the reduction in policyholder deposit funds, including the sale of securities related to a $206.6 million scheduled maturity of an annuity contract, and an increase in interest rates for the nine-month period, which caused a decrease in the fair value of debt securities.

Mortgage loans decreased $42.0 million, or 33%, from December 31, 2005 due to principal paydowns and closings with no new investments in mortgage loans.

Cash decreased $1.1 million from December 31, 2005 due primarily to cash from operations of $169.4 million and cash from investing operations of $510.3 million offset by cash used by financing activities of $680.8 million.  The cash used for financing principally related to net policyholder deposit fund withdrawals of $743.8. million, including a $206.6 million scheduled maturity, offset by proceeds from the settlement of our equity units.

Receivables increased $53.1 million, or 36%, from December 31, 2005 as a result of higher receivables for unsettled investments of $36.3 million and reinsurance recoverables of $17.4 million.

Composition of Deferred Policy Acquisition Costs by Product:	Sept 30,	Dec 31,
($ in millions)	2006	2005	Change

Variable universal life insurance	$347.6	$353.0	$(5.4)
Universal life insurance	460.7	338.4	122.3
Variable annuities	285.4	291.7	(6.3)
Fixed annuities	36.4	41.3	(4.9)
Participating life insurance	554.4	531.6	22.8
Total deferred policy acquisition costs	$1,684.5	$1,556.0	$128.5

Deferred acquisition costs increased $128.5 million, or 8%, due to the deferral of policy acquisition costs of $224.2 million related primarily to universal life sales, with the amortization of deferred acquisition costs of $118.2 million, partially offset by the effect of unrealized investment losses included in other comprehensive income of $22.5 million.

Policyholder deposit funds decreased $743.8 million, or 24%, due to net outflows, primarily from discontinued annuity products, and a $206.6 million scheduled maturity of an institutionally-placed annuity contract in the second quarter of 2006.

Other liabilities increased $56.0 million, or 10%, from December 31, 2005 due mainly to a $54.3 million increase in payables for unsettled investments.

Common stock and additional paid-in capital increased $160.4 million, or 7%, from December 31, 2005 due primarily to the purchase of 17.4 million shares of common stock, in connection with the settlement of the equity units, for $153.7 million.

Contractual Obligations and Commercial Commitments

As of September 30, 2006, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2005 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.  See Note 7 to our interim financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business.  Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,102.0 million at December 31, 2005 to $1,143.2 million at September 30, 2006.  The principal factors resulting in this increase were gains from operations of $87.0 million and unrealized gains of $23.1 million (including income from subsidiaries of $9.0 million), offset by dividends to the shareholders of $60.0 million and changes in deferred taxes and non-admitted assets of $9.1 million.

On April 27, 2006, the Phoenix Life Board of Directors declared a dividend of $40.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on May 5, 2006.  On September 7, 2006 the Phoenix Life Board of Directors declared an additional dividend of $20.0 million to The Phoenix Companies, Inc., which was paid on September 15, 2006.  The Phoenix Life Board of Directors declared an additional dividend of $28.5 million to The Phoenix Companies, Inc. effective November 3, 2006.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934.  Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1.  At September 30, 2006, the largest of these subsidiaries had net capital of approximately $8.2 million, which is $7.7 million in excess of its required minimum net capital of $0.5 million.  The ratio of aggregate indebtedness to net capital for that subsidiary was 0.98:1.  The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at September 30, 2006 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2006, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2005 Annual Report on Form 10-K.

See Note 9 to our interim financial statements included in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock.  During the three months ended September 30, 2006 and 2005, our subsidiaries paid total compensation of $12.1 million and $9.4 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products.  Our subsidiaries paid total compensation of $34.3 million and $26.1 million during the nine months ended September 30, 2006 and 2005, respectively, for such sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about or management of market risk, see the “Enterprise Risk Management” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of September 30, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the three months ended on September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total reserves, including reserves for amounts recoverable from retrocessionaires, were $75.0 million as of September 30, 2006 and $60.0 million as of December 31, 2005.  Our total amounts recoverable from retrocessionaires related to paid losses were $15.0 million as of September 30, 2006 and $20.0 million as of December 31, 2005.  We did not recognize any gains or losses related to our discontinued group accident and health reinsurance business during the three and nine months ended September 30, 2006 and 2005, respectively.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended September 30, 2006, we issued 16,146 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on the exemption under Regulation D for accredited investors.  Each RSU is potentially convertible into one share of our common stock.

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

THE PHOENIX COMPANIES, INC.

Date:	November 9, 2006	By:	/s/ Michael E. Haylon
Michael E. Haylon, Executive Vice President
and Chief Financial Officer