Form 10-K
period 2006-12-31
PHOENIX COMPANIES INC/DE
filed 2007-03-01
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-16517

THE PHOENIX COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1599088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One American Row, Hartford, Connecticut	06102-5056
(Address of principal executive offices)	(Zip Code)
(860) 403-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange
7.45% Quarterly Interest Bonds, due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
6.675% Senior Notes due 2008

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☑    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐    NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Exchange Act).   YES ☐    NO ☑

As of June 30, 2006, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $1.6 billion based on the last reported sale price of $14.08 per share of the common stock on the New York Stock Exchange on that date. On February 16, 2007 the registrant had 125.1 million shares of common stock outstanding; it had no non-voting common equity.

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

PART I

Item 1.   Business

Description of Business

We are a manufacturer of life insurance, annuity and investment products. We provide these products and services through a wide variety of third-party financial professionals and institutional consultants, such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies.

We target the affluent and high-net-worth market, a growing market with significant demand for customized products and services. We define affluent as those households with a net worth of $500,000 or greater, excluding their primary residence. We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000. Our products and services are designed to assist advisors and their clients in this target market to achieve three main goals:

•	the accumulation of wealth, primarily during an individual’s working years;

•	the preservation of income and wealth to provide for a secure retirement; and

•	the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.

Segments

We have two reportable operating segments—Life and Annuity and Asset Management—which include three product lines: life insurance, annuities and investments. Both segments serve the affluent and high-net-worth market, which presents opportunities to leverage our capabilities and relationships. Businesses that are not sufficiently material to warrant separate disclosure as well as interest expense and indebtedness are included in Corporate and Other. Through December 31, 2005, we also reported a Venture Capital segment. The Venture Capital segment included our equity share in the operating income and the realized and unrealized investment gains of venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block. In October 2005, we entered into an agreement to sell approximately three-quarters of the assets in the Venture Capital segment. As a result of the transaction, the Venture Capital segment was eliminated, effective January 1, 2006, and earnings from the remaining assets are now allocated to the Life and Annuity segment.

Reportable Operating Segments

SUMMARY OF REPORTABLE OPERATING SEGMENTS December 31, 2006

Market Presence		Distribution Channels		Products

Life and Annuity

•	$54.1 billion of net life insurance	•	National and regional broker-dealers	•	Variable universal life insurance
	in force	•	Financial planning firms	•	Universal life insurance
•	$8.7 billion of annuity assets	•	Advisor groups	•	Term life insurance
	under management	•	Insurance companies	•	Variable annuities
		•	Banks	•	Immediate annuities
Principal operating subsidiaries:				•	Private placement life insurance
•	Phoenix Life				and annuities
•	PHL Variable Insurance Company

Asset Management
Retail products:
•	$45.0 billion of third-party assets	•	National and regional broker-dealers	•	Mutual funds
	under management	•	Institutional asset management	•	Managed accounts
			consultants	•	Closed-end funds
Principal operating subsidiary:		•	Financial planning firms	Institutional products:
•	PXP	•	Asset managers	•	Institutional accounts
				•	Structured products
				•	Phoenix Life general and
separate accounts

Life and Annuity Segment

Our Life and Annuity segment offers a variety of life insurance and annuity products through third-party distributors. We believe our competitive advantage in this segment consists of six main components:

•	our innovative products;
•	our broad asset management capabilities;
•	our relationships with distributors that have access to our target market;
•	the value-added our wholesalers provide those distributors;
•	our ability to combine products and services that distributors and their clients find attractive; and
•	our underwriting expertise.

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

Variable Universal Life: Variable universal life products provide insurance coverage and give the policyholder various investment choices, flexible premium payments and coverage amounts and limited guarantees. The policyholder may direct premiums and cash value into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. With some variable universal products, by maintaining a certain premium level the policyholder receives guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Universal Life: Universal life products provide insurance coverage on the same basis as variable universal life products, except that premiums, and the resulting accumulated balances, are allocated only to our general account for investment. Universal life products may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy, and also may allow the policyholder to adjust the frequency and amount of premium payments. We credit premiums, net of expenses, to an account maintained for the policyholder. The account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided as long as the policyholder is able to fulfill the premium requirements of the secondary guarantee. 6% of the sales of universal life products in 2006 contained secondary guarantees.

Term Life: Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts generally expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.

Annuity Products

We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Deferred annuities, in which funds accumulate for a number of years before periodic payments begin, enable the contractholder to save for retirement and provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately. We believe this product is especially attractive to those affluent and high-net-worth retirees who are rolling over pension or retirement plan assets and seek an income stream based entirely or partly on equity market performance.

Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate investment accounts. Typically, the contractholder also can direct funds to a general account option, which earns interest at rates determined by us, subject to certain minimums. Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, our Guaranteed Minimum Withdrawal Benefit option guarantees an income stream for the lifetime of the contractholders and their spouses. Our major sources of revenue from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

Other Products and Services

Life and Annuity develops other products and distribution relationships that respond to the affluent and high-net-worth market’s demand for wealth management solutions.

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

Private Placement Life and Annuity Products: Private placement products are individually customized life and annuity offerings that include single premium life, second-to-die life and variable annuity products. These products have minimum deposits of over $500,000, targeting the wealthiest segment of the high-net-worth market. The average face amount of life insurance policies sold by Philadelphia Financial Group, our wholly owned private placement distributor, in 2006 was $12.9 million. The average annuity deposit was $1.2 million, excluding one group annuity contract with a total deposit of $886.8 million.

Underwriting

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges. Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. Phoenix Life has a long tradition of underwriting innovation. In 1955, we were the first insurance company to offer reduced rates to women. We were among the first companies to offer reduced rates to non-smokers across all policy lines, beginning in 1967. In 2006, we became the first insurer to offer premium discounts over time for policyholders who maintain a healthy weight in the years after the initial underwriting decision. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

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

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we believe it is prudent to spread the risks associated with our life insurance products through reinsurance. As is customary in the life insurance industry, our reinsurance program is designed to protect us against adverse mortality experience and to reduce the potential loss we might face from a death claim on any one life.

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

We reinsure 80% of the mortality risk on a block of policies acquired from Confederation Life in 1997. We entered into two separate reinsurance agreements in 1998 and 1999 to reinsure a substantial portion of our otherwise retained individual life insurance business. In addition, we reinsure up to 90% of the mortality risk on some new issues. In August of 2006, we entered into a reinsurance agreement to reinsure 50% of policies issued from July 1, 2002 through December 31, 2005, inclusive, with a net amount at risk of $2,000,000 or greater. As of December 31, 2006, we had ceded $90.8 billion in face amount of reinsurance, representing 63.5% of our total face amount of $143.1 billion of life insurance in force.

On January 1, 1996, we entered into a reinsurance arrangement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

The following table lists our five principal life reinsurers.

	Reinsurance	Face Amount of	Reinsurers’
	Recoverable	Life Insurance	A.M. Best
Reinsurer	Balances	Ceded	Rating
	As of December 31, 2006
	($ in millions)	($ in billions)
RGA Reinsurance Company	$15.3	$28.7	A+
AEGON USA	$14.9	$17.1	A+
Swiss Re Life & Health America, Inc.	$10.9	$10.6	A+
Employers Reassurance Corporation	$8.8	$6.8	B++
Scottish Re	$2.1	$7.3	Bu(1)

_______

(1)	Rating is currently under review.

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

Through our institutional group, we provide asset management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage structured finance products including collateralized debt obligations backed by portfolios of assets, for example, public high yield bonds, mortgage-backed and asset-backed securities or bank loans.

Asset Managers

Our asset management services are provided by wholly owned managers as well as unaffiliated managers through sub-advisory agreements. We provide managers with consolidated distribution and administrative support, thereby allowing each manager to focus on asset management. We monitor the quality of the managers’ products by assessing their performance, style consistency and the discipline with which they apply their investment process.

Our managers and their respective styles, products and assets under management, are as follows:

Assets Under
Management at
December 31, 2006
Advisor / Location	Investment Styles	Products	($ in billions)
GoodwinSM Capital Advisors(1),	Fixed Income –	Mutual Funds
or Goodwin / Hartford, CT	Multi-Sector	Institutional Accounts
		Structured Finance Products	$4.5
SMC Advisors LLC, (f/k/a	Equities –	Mutual Funds
Seneca Capital Management LLC)	Growth with Controlled Risk	Direct Managed Accounts
San Francisco, CA	Earnings-Driven Growth	Institutional Accounts
	Fixed Income –	Structured Finance Products
	Value Driven		$11.2
Kayne Anderson Rudnick	Equities –	Sponsored Managed Accounts
Investment Management, LLC,	Quality at Reasonable Price	Direct Managed Accounts
or KAR / Los Angeles, CA		Institutional Accounts
		Mutual Funds	$6.5
Duff & Phelps Investment	Equities –	Mutual Funds
Management Co., or DPIM /	REITs	Institutional Accounts
Chicago, IL	Utilities	Closed-end Funds
Fixed Income –
	Core		$7.6
Engemann Asset Management,	Equities –	Mutual Funds
Inc., or Engemann /	Classic Growth	Sponsored Managed Accounts
Pasadena, CA		Direct Managed Accounts
		Institutional Accounts	$0.5
OakhurstSM Asset Managers(2),	Equities –	Mutual Funds
or Oakhurst / Scotts Valley, CA	Large Cap Value	Institutional Accounts
	Large Cap Core		$1.6
Walnut Asset Management LLC,	Equities –	Direct Managed Accounts
or Walnut / Philadelphia, PA	Relative Value	Institutional Accounts
Fixed Income –
	Quality Fixed Income		$0.7
Phoenix/Zweig Advisers, LLC,	Equities/Fixed Income –	Mutual Funds
or Zweig / New York, NY	Tactical Asset Allocation	Closed-end Funds
Market Neutral
	Small Cap Value		$1.2
Sub-advised Assets	Various	Mutual Funds	$11.2
Total Third-Party Assets Under Management			$45.0

_______

(1)	Goodwin is a division of Phoenix Investment Counsel, Inc., an indirect wholly owned subsidiary of PXP.
(2)	Oakhurst is a division of Phoenix Investment Counsel, Inc., an indirect wholly owned subsidiary of PXP.

Investment Products

Retail Products

Mutual Funds: We are investment advisors to 60 open-end mutual funds, with total assets under management of $16.9 billion as of December 31, 2006. These funds include four Phoenix Life Investment Option (PHOLIOS) funds, which are “fund of funds”, investing in a number of our underlying funds. These mutual funds are available primarily to retail investors.

Managed Accounts: We provide investment management services through participation in certain intermediary managed account programs sponsored by various broker-dealers such as Merrill Lynch, Morgan Stanley and Salomon Smith Barney. These programs enable the sponsor’s client to select one or more of our managed account offerings for which the client pays an asset-based fee paid to the broker-dealer who, in turn, pays a management fee to us. Some of these programs include more than one of our asset managers. As of December 31, 2006, we managed 19,010 accounts relating to such intermediary managed account programs, representing approximately $3.9 billion of assets under management. In addition, we offer direct managed accounts, which are individual client accounts sold and administered by us. As of December 31, 2006, we managed 1,291 direct managed accounts representing $3.0 billion of assets under management.

Closed-End Mutual Funds: We manage the assets of five closed-end funds, each of which is traded on the New York Stock Exchange: DTF Tax-Free Income Inc.; Duff & Phelps Utility and Corporate Bond Trust Inc.; DNP Select Income Inc.; The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. Our closed-end fund assets under management totaled $4.9 billion as of December 31, 2006.

Institutional Products

Institutional Accounts: We offer a variety of fixed income and equity investment strategies to institutional clients, consisting primarily of pension and profit sharing plans, governmental entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds. Our institutional assets under management totaled $10.3 billion as of December 31, 2006. We also provide investment management services to certain funds available to purchasers of our variable life and variable annuity products. As of December 31, 2006, we managed $2.0 billion of these assets.

Structured Finance Products: We manage eight structured finance products, all of which are collateralized obligations backed by portfolios of either high yield bonds, emerging markets bonds and/or asset-backed securities. Our assets under management for structured finance products totaled $4.0 billion as of December 31, 2006.

Life Companies

General Accounts: In conjunction with Phoenix Life’s portfolio management group, Goodwin manages most of the assets of the Life Companies’ general accounts. As of December 31, 2006, Goodwin managed $13.1 billion of the Life Companies’ assets. The assets under management, revenues and expenses associated with the general accounts are not included in the Asset Management segment.

Asset Management Assets under Management

The following table presents information regarding the third-party assets under management by PXP for the years indicated:

Assets Under Management	As of December 31,
($ in millions)	2006	2005	2004
TOTAL
Deposits and reinvestments	$7,741.4	$10,338.0	$6,670.0
Redemptions and withdrawals	(11,772.2)	(15,923.7)	(13,255.9)
Acquisitions (dispositions)/other	9,576.7	(101.5)	340.0
Performance	3,376.8	230.0	2,922.7
Money market net change	(1,382.8)	(28.4)	(28.8)
Change in assets under management	7,539.9	(5,485.6)	(3,352.0)
Beginning balance	37,422.9	42,908.5	46,260.5
Ending balance	$44,962.8	$37,422.9	$42,908.5

INSTITUTIONAL PRODUCTS
Deposits and reinvestments	$1,609.2	$5,545.1	$2,885.2
Redemptions and withdrawals	(3,504.4)	(6,599.1)	(5,389.2)
Performance	1,089.2	367.3	1,140.5
Acquisitions (dispositions)/other	(332.6)	(63.4)	234.3
Change in assets under management	(1,138.6)	(750.1)	(1,129.2)
Beginning balance	13,433.4	14,183.5	15,312.7
Ending balance	$12,294.8	$13,433.4	$14,183.5

STRUCTURED FINANCE PRODUCTS
Deposits and reinvestments	$2,423.5	$1,002.3	$1.7
Redemptions and withdrawals	(1,141.7)	(1,157.9)	(659.2)
Performance	171.5	(258.9)	26.0
Change in assets under management	1,453.3	(414.5)	(631.5)
Beginning balance	2,509.8	2,924.3	3,555.8
Ending balance	$3,963.1	$2,509.8	$2,924.3

RETAIL PRODUCTS
Mutual Funds
Deposits and reinvestments	$2,567.5	$2,030.3	$1,673.2
Redemptions and withdrawals	(2,828.6)	(2,443.9)	(2,004.5)
Acquisitions (dispositions)/other	9,838.3	120.0	105.7
Performance	1,522.2	184.1	805.9
Money market change	(1,382.8)	(28.4)	(28.8)
Change in assets under management	9,716.6	(137.9)	551.5
Beginning balance	12,147.2	12,285.1	11,733.6
Ending balance	$21,863.8	$12,147.2	$12,285.1
Managed Accounts
Deposits and reinvestments	$1,141.2	$1,760.3	$2,109.9
Redemptions and withdrawals	(4,297.5)	(5,722.8)	(5,203.0)
Performance	593.9	(62.5)	950.3
Acquisitions (dispositions)/other	71.0	(158.1)	—
Change in assets under management	(2,491.4)	(4,183.1)	(2,142.8)
Beginning balance	9,332.5	13,515.6	15,658.4
Ending balance	$6,841.1	$9,332.5	$13,515.6

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

Before we can compete for business from end consumers, we must develop and maintain relationships with productive distributors that have the ability to sell our products. As we continue to develop our distribution channels, we must compete with other providers of life insurance, annuity and retail products. Our ability to attract distributors for our products could be adversely affected if, for any reason, our products become less competitive or concerns arise about our asset quality, financial strength or ratings.

Distribution

We maintain a broad range of distribution relationships. We seek to build relationships with distributors who are, or who have access to, advisors to the affluent and high-net-worth market.

Our distribution strategy is to increase sales of profitable products by:

•	increasing the number of producers selling Phoenix products within existing relationships;
•	by offering a greater array of products through existing distribution sources; and
•	developing new relationships.

In 2006, more than 400 new producers wrote life insurance business with us, more than 1,100 new producers wrote annuity business with us and more than 4,500 new producers placed investment business with us.

We have strong wholesaling teams in order to enhance our relationships with distributors in each of our product areas. As of December 31, 2006, we employed 85 life insurance wholesalers, 28 annuity wholesalers and 19 asset management wholesalers.

We also engage in collaborative account development among our life insurance, annuity and asset management wholesalers through joint marketing presentations and specialized services to advisors. We believe having many of the same investment choices available in each of our product lines contributes to the success of our strategy.

State Farm: In 2007, we extended our agreement with a subsidiary of State Farm Mutual Automobile Insurance Company, or State Farm, to provide our life and annuity products and related services to State Farm’s affluent and high-net-worth customers, through qualified State Farm agents until 2016. We are the only third-party provider of life and annuity products and services at State Farm. By the end of 2006, we had trained and certified approximately 10,500, or 95%, of State Farm’s approximately 11,000 securities licensed agents to sell Phoenix products. Our relationship with State Farm gives us potential access to approximately 36% of the high-net-worth households in the U.S.

National and Regional Broker-Dealers: National and regional broker-dealers are brokerage firms that engage financial advisors as employees rather than as independent contractors. To meet the evolving wealth management needs of their customers, national and regional broker-dealers offer products from third-party providers such as Phoenix. Simultaneously, many of these firms are seeking to reduce the number of relationships they have with product providers in favor of those that offer a range of products together with services designed to support advisors’ sales efforts. We believe our ability to offer a variety of life insurance, annuity and investment products and services positions us to benefit from this trend. We have relationships across all product lines in many important distribution outlets that target the high-net-worth market including UBS, A.G. Edwards and Merrill Lynch.

Advisor Groups: The recent industry trend toward affiliations among small independent financial advisory firms has led to advisor groups becoming a distinct class of distributors. We believe we have a particularly strong position as a provider of life insurance products through Partners Marketing Group, Inc., or PartnersFinancial, which, since 1999, has been an important component of the National Financial Partners, or NFP, organization. In 2004, Linsco/Private Ledger Financial Services, or LPL, purchased our affiliated retail distribution operations and our affiliated advisors had the opportunity to move to LPL as independent registered representatives.

Insurance Companies: Insurance companies have been moving their agents into an advisor/planner role, resulting in a need to provide their agents, particularly their top producers, with a wider selection of life insurance products to sell. Insurance companies responded to this need, in part, by negotiating arrangements with third-party providers, including other insurance companies. We have distribution relationships with financial services providers such as AXA Financial Inc., or AXA, and its brokerage outlet for internal producers, AXA Network. In addition, we continue to maintain relationships with individual agents of other companies and independent agents. In February 2007, we entered into an alliance with National Life Group to offer our variable annuity products through their registered representatives.

Financial Planning Firms: Financial planning firms are brokerage firms that engage financial advisors as independent contractors rather than as employees. Financial planning firms have begun to expand their offerings to include wealth preservation and transfer products. To capitalize on this trend, we establish relationships with the financial planning firm, and then build relationships with the individual advisors within the firm. This approach permits us to maximize the number of individual registered representatives who potentially may sell our products.

Emerging Distribution Sources: Philadelphia Financial Group offers Phoenix private placement life and annuity products through a variety of distribution sources with access to the high-net-worth market including family offices, financial institutions, accountants and attorneys. We also offer our life and annuity products through non-traditional sources such as private banks, private banking groups within commercial banks, and regional and commercial banks that are focused on a high-net-worth client base.

Institutional Products Distribution

We have an institutional marketing group that markets our institutional product offerings to consultants and other institutional clients. There are experienced institutional salespeople at several of our asset managers, as well as specialists in areas such as sub-advisory, defined contribution investment only, or DCIO, foundations, endowments and public plans.

We direct our institutional marketing efforts primarily toward consultants who are retained by institutional investors to assist in competitive reviews of potential investment managers. These consultants recommend investment managers to their institutional clients based on their review of performance histories and investment styles. We maintain relationships with these consultants and provide information and materials to them in order to facilitate their review of our products.

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

•

asset management and investment allocation strategies, including our Complementary Investment AnalysisSM tool, which identifies investment options offered both by third parties and Phoenix that are suitable for an individual’s allocation needs;

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

Venture Capital

We have invested in the venture capital market for over 25 years. Phoenix Life’s venture capital investments include limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We refer to all of these types of investments as venture capital. Through December 31, 2005, we reported venture capital earnings in a Venture Capital segment. The segment did not include venture capital investments held within Phoenix Life’s closed block. The Venture Capital segment represented 0.4% of total investments and cash and cash equivalents as of December 31, 2005. The carrying value of partnership investments in the Venture Capital segment was $71.7 million as of December 31, 2005.

In October 2005, we entered into an agreement to sell approximately three quarters of the assets in our Venture Capital segment. As a result of the transaction, the Venture Capital segment was eliminated, effective January 1, 2006, and earnings from the remaining assets are now allocated to the Life and Annuity segment.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for 2005 and 2004 Venture Capital segment financial information.

Corporate and Other

Corporate and Other includes corporate operations that are not allocated to business segments. Corporate operations consist primarily of:

•	interest expense;
•	wind-down businesses which include group pension, guaranteed investment contract business and international operations that do not meet the criteria to be separately disclosed; and
•

investment income on debt and equity securities pledged as collateral, as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for Corporate and Other financial information.

General Development of Business

PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our website is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, the company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company, or Phoenix Home Life.

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company. All policyholder membership interests in the mutual company were extinguished on the effective date. At the same time, PXP became an indirect wholly owned subsidiary of PNX.

On June 25, 2001, PNX also completed its initial public offering, or IPO, in which 48.8 million shares of common stock were issued at a price of $17.50 per share. Net proceeds from the IPO were $807.9 million, which was contributed to Phoenix Life, as required under the plan of reorganization. On July 24, 2001, Morgan Stanley & Co. Incorporated exercised its right to purchase 1,395,900 additional shares of the common stock of PNX at the IPO price of $17.50 per share less underwriter’s discount. Net proceeds of $23.2 million were contributed to Phoenix Life. Our shares outstanding were subsequently reduced through repurchases through October 2002.

The following chart illustrates our corporate structure as of December 31, 2006.

THE PHOENIX COMPANIES, INC.

100%	100%
PHOENIX LIFE INSURANCE COMPANY	PHOENIX INVESTMENT MANAGEMENT COMPANY, INC.

100%	100%
PM HOLDINGS, INC.	PHOENIX INVESTMENT PARTNERS, LTD.

Various %s	Various %s

OTHER DOMESTIC AND FOREIGN SUBSIDIARIES	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

At December 31, 2006, we employed approximately 1,500 people. We believe our relations with our employees are good.

Executive Officers

Please see Part III, Item 10 herein.

Available Information

We make available free of charge on or through our Internet website (http://www.phoenixwm.com ) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.   Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission. The risks described below are not the only ones we face. Additional risks may also have a significant or material adverse effect on our business, financial condition, operating results or liquidity.

Poor performance of the equity markets could adversely affect sales and assets under management of our asset management, variable universal life and variable annuity products, as well as the performance of other equity investments and potential future pension plan funding requirements.

The U.S. equity markets can be volatile and experience both periods of strong growth and of substantial declines.

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

•

Second, the funding requirements of our pension plan are dependent on the performance of the equity markets. As of December 31, 2006, the portfolio funding the Company’s pension plan consisted of 66% equities. In a severe market decline, the value of the assets supporting the pension plan would decrease, increasing the requirement for future funding. This funding requirement would increase our expenses and decrease our earnings.

•

Third, significant market volatility or declines could cause potential purchasers of our products to refrain from purchasing and current owners to withdraw from the markets or reduce their exposure to equity products.

Changes in interest rates could harm cash flow and profitability in our life and annuity businesses and adversely affect our future pension plan funding requirements.

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

Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

The funding requirements of our pension plan are also sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase. This would likely increase the requirement for future funding. This funding requirement would increase our expenses and decrease our earnings.

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, of our policyholders. Pricing of our insurance and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. In addition, such deviations could cause us to increase the amortization of our deferred policy acquisition cost balances, which would also have an adverse impact on profitability. Although most of our current products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Some of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may incur losses due to our reinsurers being unwilling or unable to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.

As an insurer, we have a regular program of reinsurance to reduce the losses that may arise from catastrophes or other events that can cause unfavorable underwriting results. As of December 31, 2006, 63.5% of the total face amount of our written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on factors such as our financial strength, the quality of our products and the services we provide to, and the relationships we develop with, our distributors. Our largest distributors of life insurance include a subsidiary of State Farm Mutual Automobile Company, or State Farm, and National Financial Partners, or NFP. In 2006, State Farm accounted for approximately 29% and NFP accounted for approximately 13% of our new life insurance and annuity sales based on first year commissions. We have had distribution arrangements with State Farm since our initial public offering in 2001 and with NFP since 1995. Our distributors are generally free to sell products from a variety of providers, which makes it important for us to continually offer distributors products and services they find attractive. We may not be able to establish or maintain satisfactory relationships with distributors if our products or services do not meet their needs. Accordingly, our revenues and profitability would suffer.

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

In the recent past, some of our assets under management have underperformed against their respective three-year benchmarks. Partly as a result, our asset management business experienced net outflows of $4.0 billion during 2006. This poor relative performance could continue, which could result in lower assets under management and lower revenues.

Goodwill or intangible assets associated with our asset management business could become impaired requiring a charge to earnings in the event of significant market declines, net outflows of assets, or losses of investment management contracts.

As of December 31, 2006, our asset management business had $691.8 million in goodwill and intangible assets. The amount of goodwill and intangible assets on our balance sheet is supported by the assets under management and the related revenues of the business. It might be necessary to recognize an impairment of these assets if we experience:

•	a drop in assets under management due to a significant market decline or continued outflows such as in 2006 when we had net outflows of $4.0 billion;
•	the termination of a material investment management contract, such as with one of our mutual funds; or
•	material outflows if clients opt to withdraw their funds following the departure of a key employee.

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

We face strong competition in each of our businesses, comprising life insurance, annuities and asset management. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the U.S. by global companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and pay future dividends.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances or repayment of funds to us by our subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. Changes in these laws, such as New York State amendments to its statutory reserve requirements, can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

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

Changes in tax laws may decrease sales and profitability of products.

Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;
•	calculating the value of assets to determine compliance with statutory requirements;
•	mandating certain insurance benefits; regulating certain premium rates; reviewing and approving policy forms;
•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;
•	establishing statutory capital and reserve requirements and solvency standards;
•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•	approving changes in control of insurance companies;
•	restricting the payment of dividends and other transactions between affiliates;
•	and regulating the types, amounts and valuation of investments.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our asset management operations are also subject to extensive regulation in the various jurisdictions where they operate. These regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm to our businesses.

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. For example, in the last few years we have been involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. We have been the subject of market timing and distribution practice inquiries in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While no regulatory authority has ever taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future.

It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Item 1B.   Unresolved Staff Comments

As of December 31, 2006, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.   Properties

Our executive headquarters consist of our main office building at One American Row and one other building in Hartford, Connecticut, which we own and occupy. We lease property in East Greenbush, New York and Greenfield, Massachusetts. We also lease office space elsewhere in the U.S. as needed for our operations.

Item 3.   Legal Proceedings

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” and Note 24 to our consolidated financial statements in this Form 10-K for additional information.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of February 15, 2007, there were 238,607 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001 and 5,430 shares in the five years ended December 31, 2006. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933.

In 2006, we also issued 62,420 restricted stock units, or RSUs, to 12 of our independent directors, without registration in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

Stock Price

The following table presents the intraday high and low prices for our common stock on the New York Stock Exchange for the years 2006 and 2005. The year end closing price of our common stock was $15.89.

	2006		2005
	High	Low	High	Low

First Quarter	$17.00	$13.42	$13.68	$12.25
Second Quarter	$17.44	$13.00	$12.80	$10.10
Third Quarter	$14.94	$12.92	$12.92	$11.50
Fourth Quarter	$16.69	$13.86	$13.93	$11.70

Dividends

In 2006 and 2005, we paid a dividend of $0.16 per share to shareholders of record on June 13, 2006 and June 13, 2005, respectively. For a discussion of restrictions on our ability to pay dividends, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Repurchases

Not applicable.

Stock performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a peer group index selected by us (the “Peer Group Index”) for the period December 31, 2001 through December 31, 2006.

The indices assume that $100 was invested on December 31, 2001 in PNX Common Stock, the Standard & Poor’s 500 Index and the common stock of the Peer Group Index members, with dividends being reinvested. The Peer Group Index members are: AmerUs Group Co., Franklin Resources, Inc., Janus Capital Group, Inc. (formerly Stilwell Financial Inc.), Lincoln National Corporation, MetLife, Inc., Nationwide Financial Services, Inc., Principal Financial Group, Inc., Prudential Financial, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. The Peer Group Index is capitalization-weighted.

Cumulative Total Return

December 31, 2001 through December 31, 2006

$ 220
205
190
175
160
145
130
115
100
85
70
55
40
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
PNX
S&P 500
Peer Group Index

Item 6.  Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2006 follows. We derived the balance sheet data for 2006 and 2005 and the income statement data for the years 2006, 2005 and 2004 from our consolidated financial statements in this Form 10-K. We derived the balance sheet data for 2004, 2003 and 2002 and the income statement data for the years 2003 and 2002 from audited consolidated financial statements not in this Form 10-K. We have reclassified certain amounts for prior years to conform with our 2006 presentation.

We prepared the following financial data, other than statutory data, in conformity with accounting principles generally accepted in the United States of America, or GAAP. We derived the statutory data from the Annual Statements of our Life Companies filed with state insurance regulatory authorities and prepared it in accordance with statutory accounting practices prescribed or permitted by state insurance regulators, which vary in certain material respects from GAAP.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial

Condition and Results of Operations and our consolidated financial statements in this Form 10-K.

Selected Financial Data:
($ in millions, except per share data)	2006	2005	2004	2003	2002
Income Statement Data
Premiums	$839.7	$928.7	$990.6	$1,042.2	$1,082.0
Insurance and investment product fees	577.1	514.7	534.9	500.9	493.8
Broker-dealer commission and distribution fee revenues	32.5	28.7	56.9	81.5	85.0
Net investment income	1,052.2	1,102.6	1,075.7	1,107.4	940.5
Unrealized gain on trading equity securities	—	—	85.9	—	—
Net realized investment gains (losses)	76.5	34.2	(0.8)	(98.5)	(133.9)
Total revenues	$2,578.0	$2,608.9	$2,743.2	$2,633.5	$2,467.4
Total benefits and expenses	$2,434.2	$2,471.5	$2,606.0	$2,653.7	$2,671.0

Income (loss) from continuing operations	$99.9	$109.1	$86.3	$(4.1)	$(140.7)
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	0.1	(2.1)	(1.3)
Income (loss) before cumulative effect of accounting changes	99.9	108.4	86.4	(6.2)	(142.0)
Cumulative effect of accounting changes	—	—	—	—	(130.3)
Net income (loss)	$99.9	$108.4	$86.4	$(6.2)	$(272.3)

Basic Earnings Per Share
Income (loss) from continuing operations	$0.90	$1.15	$0.91	$(0.04)	$(1.44)
Net income (loss)	$0.90	$1.14	$0.91	$(0.07)	$(2.78)
Diluted Earnings Per Share
Income (loss) from continuing operations	$0.88	$1.06	$0.86	$(0.04)	$(1.44)
Net income (loss)	$0.88	$1.06	$0.86	$(0.07)	$(2.78)

Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.16

Ratio of Earnings to Fixed Charges
Ratio of earnings to fixed charges(1)	1.7	1.8	1.7	—	—
Supplemental ratio of earnings to fixed charges – excluding interest credited on policyholder contract balances(2)(3)	3.8	4.5	4.5	—	—

Balance Sheet Data
Cash and general account investments	$16,107.8	$16,717.2	$17,334.6	$17,242.8	$16,812.8
Total assets	$28,973.2	$27,716.2	$28,362.6	$27,559.2	$25,235.9
Indebtedness	$685.4	$751.9	$690.8	$639.0	$644.3
Total liabilities	$26,732.6	$25,705.2	$26,299.2	$25,588.8	$23,389.9
Minority interest in net assets of consolidated subsidiaries	$4.5	$3.9	$41.0	$22.6	$19.2
Total stockholders’ equity	$2,236.1	$2,007.1	$2,022.4	$1,947.8	$1,826.8

Third-party assets under management	$44,962.8	$37,422.9	$42,908.5	$46,260.5	$41,835.3

Consolidated Statutory Data
Premiums, deposits and fees	$2,989.8	$2,647.0	$2,151.1	$3,364.9	$3,919.7
Net income (loss)	$139.2	$89.0	$46.3	$(26.0)	$(130.7)
Capital and surplus (4)	$932.5	$885.5	$814.6	$762.4	$861.4
Asset valuation reserve, or AVR(5)	202.3	216.5	221.2	200.0	147.8
Capital, surplus and AVR	$1,134.8	$1,102.0	$1,035.8	$962.4	$1,009.2

_______

(1)

Due to our losses during 2003 and 2002, the ratio of earnings to fixed charges for those years was less than 1:1. We would need $11.4 million and $113.6 million in additional earnings for the years 2003 and 2002, respectively, to achieve a 1:1 coverage ratio.

(2)

This ratio is disclosed for the convenience of investors and may be more comparable to the ratio disclosed by other issuers of fixed income securities. See Exhibit 12 to this report on Form 10-K for a reconciliation of the supplemental ratio of earnings to fixed charges.

(3)

Due to our losses during 2003 and 2002, the ratio coverages, excluding interest credited on policyholder contract balances, were less than 1:1. We would need $11.4 million and $113.6 million in additional earnings for the years 2003 and 2002, respectively, to achieve a 1:1 coverage ratio.

(4)

In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix Life’s capital and surplus includes $156.5 million, $186.7 million, $186.7 million, $157.5 million and $163.3 million of surplus notes outstanding at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(5)	The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) movements in the equity markets and interest rates that affect our investment results, the fees we earn from our assets under management, the demand for our variable products and our pension funding obligations; (ii) the possibility that mortality rates or persistency may differ significantly from our pricing expectations; (iii) the availability, pricing and adequacy of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (iv) our dependence on non-affiliated distributors for our product sales, (v) downgrades in the financial strength ratings of our subsidiaries or in our credit ratings; (vi) our dependence on third parties to maintain critical business and administrative functions; (vii) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (viii) our ability to attract and retain key personnel in a competitive environment; (ix) the poor relative investment performance of some of our equity management strategies and the resulting outflows in our assets under management; (x) the possibility that the goodwill or intangible assets associated with our asset management business could become impaired, requiring a charge to earnings; (xi) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (xii) our primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xiii) the potential need to fund deficiencies in our closed block; (xiv) legislative, regulatory, accounting or tax developments that may affect us directly, or indirectly through the cost of, or demand for, our products or services; (xv) legal or regulatory actions; and (xvi) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2006 and 2005; our consolidated results of operations for the years 2006, 2005 and 2004; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements in this Form 10-K.

Overview

We are a manufacturer of life insurance, annuity and investment products. We provide these products and services through a wide variety of third-party financial professionals and institutional consultants.

We manufacture our products through two reportable operating segments—Life and Annuity and Asset Management—which include three product lines—life insurance, annuities and investments. Through Life and Annuity we offer a variety of life insurance and annuity products, including universal, variable universal and term life insurance and a range of variable annuity offerings. Within Asset Management, we focus on two customer groups—retail investors and institutional clients. We provide asset management services to retail customers through open-end mutual funds, closed-end funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-affiliated broker-dealers and direct managed accounts which are sold and administered by us. We also provide transfer agency, accounting and administrative services to our open-end mutual funds. Through our institutional group, we provide asset management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage structured finance products including collateralized debt obligations backed by public high yield bonds, mortgage-backed and asset-backed securities and bank loans.

Through December 31, 2005, we reported our remaining activities in the Venture Capital segment and Corporate and Other. Venture Capital includes limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. These assets are investments of the general account of Phoenix Life. In October 2005, we entered into an agreement to sell approximately three quarters of the assets in our Venture Capital segment. As a result of the transaction, the Venture Capital segment was eliminated, effective January 1, 2006, and earnings from the remaining assets are now allocated to the Life and Annuity segment. See Business—Description of Business—Venture Capital. Corporate and Other includes all interest expense, as well as several smaller subsidiaries and investment activities which do not meet the thresholds of reportable operating segments. These include our remaining international operations and the runoff of our group pension and guaranteed investment contract business. See Business—Description of Business—Corporate and Other.

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

Our expenses consist principally of:

•	insurance policy benefits provided to policyholders, including interest credited on policies;
•	policyholder dividends;
•	deferred policy acquisition cost amortization;
•	intangible assets amortization;
•	interest expense;
•	other operating expenses; and
•	income taxes.

Prior to Phoenix Life’s demutualization, we focused on participating life insurance products, which pay policyholder dividends. As of December 31, 2006, 66% of our life insurance reserves were for participating policies. As a result, a significant portion of our expenses consist, and will continue to consist, of such policyholder dividends. Our net income is reduced by the amounts of these dividends. Policyholder dividend expense, which includes both dividends to policyholders and the change in the policyholder dividend obligation, was $399.1 million during 2006, $364.4 million during 2005 and $404.7 million during 2004.

Our sales and financial results are always affected by demographic, industry and market trends. For example, the baby boom generation is in its prime savings years, and Americans generally have begun to rely less on defined benefit retirement plans, Social Security and other government programs to meet their postretirement financial needs. In addition, product preferences shift between fixed and variable options depending on market and economic conditions. Our balanced product portfolio, including universal life, variable life and variable annuity products, as well as a broad array of mutual funds and managed accounts, positions us to meet this shifting demand.

Discontinued Operations

During 2004, we completed the sale of 100% of the common stock held by us in Phoenix National Trust Company. The effect of this transaction was not material to our consolidated financial statements. Phoenix National Trust Company is presented as a discontinued operation in our consolidated financial statements for all periods presented.

Recent Acquisitions and Dispositions

Harris Insight Funds

On May 18, 2006, we acquired the rights to advise, distribute and administer the Harris Insight® Funds, now known as the Insight Funds from Harris Investment Management, Inc., or Harris. Harris continues to manage the majority of the Insight Funds as subadviser. The acquisition of the Insight Funds rights added $8.6 billion to assets under management at December 31, 2006.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR. In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder plus deferred interest was paid on January 2, 2007. The interest rate on the notes was 4.75%.

Seneca Capital Management

On May 2, 2005, we completed the acquisition of the minority interest in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%. The effect of this acquisition was not material to our consolidated financial statements.

The mandatorily redeemable noncontrolling interests in our less than wholly owned asset management subsidiaries were subject to certain agreements, which were executed at the time of the acquisition. Upon acquisition of the remaining outstanding mandatorily redeemable interests, any previous rights under these agreements were nullified. We recorded $77.6 million and $15.2 million of additional redemption or purchase price in 2005 and 2004, respectively, related to the redemption of noncontrolling membership interests that existed at the time of acquisition with certain of our majority-owned subsidiaries.

Aberdeen Asset Management, PLC

On January 14, 2005, we closed the sale of our equity holdings in Aberdeen Asset Management PLC, or Aberdeen, a United Kingdom-based asset management company, for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million, in our 2005 consolidated statement of operations. This sale completed our disposition of our direct financial interests in Aberdeen.

On November 19, 2004, we received payment in full of a $27.5 million convertible subordinated note issued by Aberdeen. Concurrently we relinquished our contractual right to one of two Aberdeen board seats we held related to our 16.5% equity interest in Aberdeen, at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen’s operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS 115, Accounting for Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen’s shares as traded on the London Stock Exchange, as compared to our carrying value under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our 2004 income from continuing operations include a $14.7 million after-tax, non-cash charge related to the accounting for our proportionate share of Aberdeen’s December 2004 settlement of alleged misselling activities with the United Kingdom’s Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for Aberdeen from the equity method to the fair value method. See Note 10 to our consolidated financial statements in this Form 10-K for more information on our holdings in Aberdeen.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received. In the first quarter of 2006, we recognized an additional $6.5 million after-tax earn-out gain, and we may be entitled to additional consideration based on Lombard’s financial performance through 2006.

W.S. Griffith Securities, Inc. and Main Street Management Company

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL. As part of the transaction, advisors affiliated with W.S. Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. Insurance and investment product fees, net of eliminations, for these operations were $32.0 million in 2004. Direct expenses, net of deferrals, for these operations were $38.7 million in 2004. There were no revenues and expenses for these operations included in our 2006 and 2005 consolidated financial statements.

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

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $4.0 million during 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During 2006, 2005 and 2004, we paid $0.0 million, $3.0 million and $3.0 million, respectively, under this obligation.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements in this Form 10-K.

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

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following are areas that we believe require significant judgments:

Deferred Policy Acquisition Costs and Present Value of Future Profits

We amortize deferred policy acquisition costs and present value of future profits based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross profits, or EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

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

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be adjusted to reflect such change. This process is known as “unlocking”. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2006 and 2005.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and the fees earned on these. EGPs could increase or decrease with these movements in the equity market. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization. We also perform analysis with respect to the sensitivity of a change in assumed mortality as it is critical to the development of the EGPs related to our universal life insurance business.

In our current year unlocking, we concluded that a revision had to be made to our assumed mortality assumption. If, at December 31, 2006, we had increased our assumed mortality by 5%, the decrease to net income would have been $8.6 million after tax. If instead, at December 31, 2006, we had decreased our assumed mortality by 5%, the increase to net income would have been $8.1 million.

At our most recent unlocking of separate account performance, we concluded that a revision of 100 basis points to previously projected account returns and related EGPs was required. If at December 31, 2006 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $3.8 million, after-tax.

If, instead, at December 31, 2006 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $4.2 million, after-tax.

These revisions are not currently required or anticipated, but we believe they could be reasonably likely to occur based on our past experience.

Policy Liabilities and Accruals

Reserves are liabilities representing estimates of the amounts that will come due to our policyholders at some point in the future. GAAP prescribes the methods of establishing reserves, allowing some degree of managerial judgment.

See Note 2 to our consolidated financial statements and the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

Goodwill and Other Intangible Assets

For goodwill and intangible assets, we perform impairment tests at the reporting-unit level at least annually. In 2005, in conjunction with the conversion of our Asset Management business to a wholly owned structure, we consolidated our asset management related goodwill into a single reporting unit for purposes of goodwill impairment testing. For purposes of the impairment test, the fair value of the reporting unit is based on the sum of: a multiple of revenue plus the fair value of the units’ tangible fixed assets. For purposes of indefinite-lived intangible assets, we calculate the fair value of the assets as a multiple of revenue. For purposes of definite-lived intangible assets, we calculate the fair value based on projected cash flows. Prior to 2002, we amortized goodwill principally over 40 years and investment management contracts over five to 16 years. For intangible assets with definite lives, all amortization expense has been, and continues to be, calculated on a straight-line basis.

See Note 9 to our consolidated financial statements in this Form 10-K for more information.

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

Fair Value of General Account Fixed Maturity Securities
by Pricing Source:	As of December 31, 2006
($ in millions)	Fixed	% of
	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$8,308.3	65.4%
Priced via matrices	2,930.3	23.1%
Priced via broker quotations	938.0	7.4%
Priced via other methods	402.7	3.2%
Short-term investments*	117.5	0.9%
Total	$12,696.8	100.0%

*Short-term investments are valued at amortized cost, which approximates fair value.

Investments whose value is considered by us to be other-than-temporarily impaired are written down to fair value as a charge to net realized investment losses included in our earnings. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the market value has been below cost or amortized cost;
•	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;
•	the potential for impairments in an entire industry sector or sub-sector;
•	our ability and intent to hold the security for a period of time sufficient to allow for recovery of its value;
•	unfavorable changes in forecasted cash flows on asset-backed securities; and
•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

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

See Note 10 to our consolidated financial statements and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

Deferred Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

We have elected to file a consolidated federal income tax return for 2006 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryforwards that we have now or in the future.

As of December 31, 2006, we had deferred tax assets of $40.4 million and $3.9 million related to net operating and capital losses, respectively, for federal income tax purposes and $15.7 million for state net operating losses. The related federal net operating losses of $115.4 million are scheduled to expire between the years 2017 and 2026. The federal capital losses of $11.2 million are scheduled to expire in 2010. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $51.9 million in 2012 through 2015 and $148.4 million in 2019 through 2025. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $15.7 million and a $9.4 million valuation allowance at the end of 2006 and 2005, respectively, relative to the state net operating loss carryforwards.

As of December 31, 2006, our deferred income tax assets of $8.9 million related to foreign tax credit carryovers were expected to expire between the 2008 and 2009 tax years. As of December 31, 2006 and 2005, we had a $5.6 million valuation allowance relative to foreign tax credit carryovers.

As of December 31, 2006, our deferred income tax assets of $14.1 million related to general business tax credits were expected to expire between the years 2022 and 2025.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2006 and 2005 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as reported on our consolidated balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2006, we had current taxes payable of $4.5 million.

See Note 16 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

Pension and other Postemployment Benefits

See Note 18 to our consolidated financial statements in this Form 10-K for more information on our pension and other postemployment benefits.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Year Ended December 31,			Changes
($ in millions, except per share data)	2006	2005	2004	2006/05	2005/04

REVENUES
Premiums	$839.7	$928.7	$990.6	$(89.0)	$(61.9)
Insurance and investment product fees	577.1	514.7	534.9	62.4	(20.2)
Broker-dealer commission and distribution fee revenues	32.5	28.7	56.9	3.8	(28.2)
Investment income, net of expenses	1,052.2	1,102.6	1,075.7	(50.4)	26.9
Unrealized gain on trading equity securities	—	—	85.9	—	(85.9)
Net realized investment gains (losses)	76.5	34.2	(0.8)	42.3	35.0
Total revenues	2,578.0	2,608.9	2,743.2	(30.9)	(134.3)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,331.5	1,376.7	1,422.2	(45.2)	(45.5)
Policyholder dividends	399.1	364.4	404.7	34.7	(40.3)
Policy acquisition cost amortization	148.7	132.1	110.2	16.6	21.9
Intangible asset amortization	32.0	33.8	33.8	(1.8)	—
Intangible asset impairments	32.5	10.6	—	21.9	10.6
Interest expense on indebtedness	49.2	46.6	40.8	2.6	5.8
Interest expense on non-recourse collateralized obligations	18.7	29.4	33.6	(10.7)	(4.2)
Other operating expenses	422.5	477.9	560.7	(55.4)	(82.8)
Total benefits and expenses	2,434.2	2,471.5	2,606.0	(37.3)	(134.5)
Income before income taxes, minority interest and equity in earnings of affiliates	143.8	137.4	137.2	6.4	0.2
Applicable income taxes (benefit)	43.3	27.7	40.5	15.6	(12.8)
Income from continuing operations before minority interest and equity in earnings of affiliates	100.5	109.7	96.7	(9.2)	13.0
Minority interest in net income of consolidated subsidiaries	(0.6)	(0.6)	—	—	(0.6)
Equity in undistributed loss of affiliates	—	—	(10.4)	—	10.4
Income from continuing operations	99.9	109.1	86.3	(9.2)	22.8
Income (loss) from discontinued operations	—	(0.7)	0.1	0.7	(0.8)
Net income	$99.9	$108.4	$86.4	$(8.5)	$22.0

Earnings per share:
Basic	$0.90	$1.14	$0.91	$(0.24)	$0.23
Diluted	$0.88	$1.06	$0.86	$(0.18)	$0.20

Weighted-average common shares outstanding (in millions)	110.9	95.0	94.7	15.9	0.3

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	113.2	102.4	100.8	10.8	1.6

Executive Overview and Outlook

2006 Consolidated Results of Operations

Consolidated net income was $99.9 million, or $0.88 per diluted share, a decrease of 8% from net income of $108.4 million, or $1.06 per diluted share, in 2005. The 2006 results reflected solid earnings growth for our Life and Annuity segment, offset by higher losses for our Asset Management segment due to an impairment of identified intangible assets and a decline in revenues. In addition, the effective tax rate increased in 2006 over 2005. These decreases to net income were largely offset by an increase in Life and Annuity fees, primarily related to universal life, and lower operating expenses for both Life and Annuity and Asset Management. The diluted earnings per share declined 17% in 2006 from 2005, due to lower net income and an increase in shares outstanding due mainly to the issuance of stock in February 2006 for the settlement of the equity units stock purchase contracts.

Total life sales increased 71% to $329.3 million, a record amount since Phoenix became a public company. Annuity deposits increased 24% to $421.0 million. Net flows in annuities were negative for the year, however, driven primarily by outflows from discontinued products. Asset Management deposits of $7.7 billion were driven by increased sales of mutual funds and structured finance products. Net outflows for the year were $4.0 billion, although net flows for the second half of the year were positive.

2006 Consolidated Financial Condition

Stockholders’ equity increased by $229.0 million to $2,236.1 million at December 31, 2006 due primarily to the issuance of common stock to settle the equity units, as discussed above, and net income for 2006. Total assets increased $1.3 billion to $29.0 billion at December 31, 2006, due primarily to a $1.7 billion increase in separate account assets which resulted from strong investment performance for the year and a large private placement deposit. This increase was partially offset by a $0.7 billion decrease in available-for-sale debt securities. This decrease was related to the sales of debt securities that were necessary to fund withdrawals of policyholder deposit funds, primarily related to discontinued products. In addition, goodwill and intangible assets as a percentage of total stockholders’ equity declined to 32% in 2006 from 38% in 2005.

Consolidated Results of Operations

2006 Compared to 2005

Total revenues decreased $30.9 million primarily due to the following:

•

Premiums decreased $89.0 million primarily due to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies which we no longer sell. However, policyholder benefits decreased $81.4 million related to the reduction of in-force policies for traditional life insurance.

•	Net investment income decreased $50.4 million primarily due to the sale of our venture capital segment and lower mortgage loan income.

Partially offsetting these decreases were the following:

•

Insurance and investment product fees increased $62.4 million due primarily to an increase in universal life fees from growth in both sales and policies in force and higher annuity fees due to higher funds on deposit.

•	Net realized investment gains increased $42.3 million primarily due to lower impairment losses and higher transaction-related gains.

Total benefits and expenses decreased $37.3 million primarily due to the following:

•

Other operating expenses decreased $55.4 million due to lower life and annuity expenses of $22.9 million, lower asset management expenses of $22.4 million, lower incentive accruals and the elimination of stock purchase contract payments related to HRH.

Partially offsetting this decrease are the following:

•	Policyholder dividends increased $34.7 million due primarily to the change in the policyholder dividend obligation, partially offset by the reduction to the dividend scale in late 2005.
•

Policy acquisition cost amortization increased $16.6 million due primarily to higher amortization for universal life resulting from the growth of policies in force and the effects of unlocking in 2006 and 2005.

•	Intangible asset impairments increased $21.9 million due to identified intangible assets for certain investment contracts that had experienced significant outflows.

Income before income taxes, minority interest and equity in earnings of affiliates increased $6.4 million, or 5%, primarily due to higher insurance and investment product fees, increased net realized investment gains and lower operating expenses.

Net income decreased $8.5 million, or 8%, primarily due to the following:

•

Income taxes increased $15.6 million due to a refinement of our estimation process of the dividends received deduction, additional tax expense for certain stock options exercised and the absence of tax credits and benefits earned in the prior year that resulted from the completion of an IRS audit.

Life insurance sales were very strong for the year. Total life insurance sales of $329.3 million in 2006 well surpassed 2005 sales of $192.5 million. Our sales were well diversified in terms of distribution, with no single relationship accounting for more than 25% of total sales. Annuity sales also gained momentum. Annuity deposits for the year increased 24% to $421.0 million from $339.1 million for 2005. Private placement life and annuity deposits, which are not included in the life sales or annuity deposits, were $1,053.7 million in 2006 compared to $820.3 million for 2005.

Key drivers for continued growth include:

•	Strong underwriting expertise, especially for large policies.
•	A complete and competitive core product portfolio, enhanced by innovative products and programs.
•	Expanding distribution, including within our existing State Farm relationship and with new Brokerage General Agency relationships.

In annuities, we are focused on continued improvement through competitive products, focused leadership and targeted distribution strategy.

In February 2007, we launched an alliance with National Life Group through which we offer our variable annuity products through their career force on a proprietary, co-marketed basis. This allows us a more sustainable, broader distribution opportunity with them. Our largest relationship—State Farm—also continued to expand. Annualized life premiums sold through State Farm grew 35% for the year. In addition, on January 30, 2007 we reached an agreement with State Farm to extend the existing distribution agreement by an additional five years from 2011 to 2016.

In our asset management business, total assets under management were up 20% versus a year ago due to a combination of fund adoptions and market performance partially offset by net outflows. Mutual fund sales in the third and fourth quarters of 2006 were our highest ever since becoming a public company.

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

We ended 2006 with a stronger financial position than 2005. Shareholders’ equity was $2,236.1 million at December 31, 2006. Phoenix Life’s statutory capital, surplus and AVR grew $24.0 million to $1,120.3 million at December 31, 2006 even after we paid off $30.2 million of surplus notes, paid a $87.5 million dividend to PNX and made Life Company pension contributions of $21.5 million. Phoenix Life’s risk-based capital, or RBC, is well above 400%, and PNX cash was $80.0 million at December 31, 2006.

2005 Compared to 2004

Total revenues decreased $134.3 million primarily due to the following:

•

Premiums decreased $61.9 million due primarily to decreases in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies which we no longer sell, resulting in a decline in participating life renewal premiums. However, policyholder benefits decreased $27.0 million related to the reduction of in-force policies for traditional life insurance. In addition, there were large supplemental contract premiums in 2004 that did not recur in 2005.

•

Insurance and investment product revenue decreased $20.2 million due primarily to lower average assets under management, decreased volumes in equity trading by certain investment managers, and the sale of our retail affiliated broker-dealer operations and certain non-core businesses.

•	Broker-dealer commission and distribution fee revenues decreased $28.2 million due primarily to the sale of our retail affiliated broker-dealer operations in May 2004.

Total benefits and expenses decreased $134.5 million primarily due to the following:

•	Policy benefits decreased $45.5 million due primarily to a reduction of in-force policies for traditional life insurance and lower interest credited, particularly for annuities.
•	Dividends decreased $40.3 million due primarily to the change in the policyholder dividend obligation liability.
•

Other operating expenses decreased $82.8 million due to lower restructuring and other costs of $24.5 million, lower Life and Annuity expenses of $21.4 million and lower Asset Management expenses of $35.9 million.

Offsetting this decrease are the following:

•

Policy acquisition cost amortization increased $21.9 million due primarily to an increase of $18.0 million related to the effect of realized gains and higher amortization for universal life and annuities offset by the effects of unlocking.

•	Intangible asset impairments of $10.6 million in 2005 related to $13.2 million of identified intangible assets for certain investment contracts that had experienced significant outflows.

Net income increased $22.0 million, or 25%, primarily due to the following:

•	35% growth in Life and Annuity pre-tax operating earnings and a lower effective tax rate.
•	An increase in net investment income due to partnership and private equity gains, higher funds on deposit, particularly for universal life and an increased invested asset base.
•

An increase in net realized investment gains related to a $35.1 million gain on the settlement of our HRH stock purchase contracts. Offsetting this increase was a $9.0 million loss on the sale of certain venture capital partnerships and a $7.0 million loss on the sale of our equity investment in Aberdeen.

•	A decrease in applicable income taxes of $12.8 million due to additional tax credits earned and tax benefits resulting from the completion of an IRS audit.

Life sales regained momentum in 2005 after declining in 2004 due to the sale of our retail affiliated distribution and our unwillingness to compete aggressively with products that contain no-lapse guarantees. We continued to benefit from the strength of our distribution relationships that have access to our target market, the value-added services and support we provide as well as our large-case underwriting expertise. Total life premiums and annualized life premiums were up by 33% and 69%, respectively, over 2004. Annuity deposits decreased in 2005, reflecting lower than anticipated sales from new product introductions. However, funds in lower returning discontinued annuity products declined. Private placement life and annuity deposits, which are not included in life sales or annuity deposits, were $820.3 million for 2005, nearly four times the 2004 deposits of $212.7 million.

Mutual fund sales increased 26% due to our emphasis on expanding relationships with advisors and secondary offerings of closed-end funds, as well as institutional sales, which more than doubled in 2005. We also completed the conversion of our asset management operations to a wholly owned structure, refocused on retail distribution, including adding more than 6,000 new producers, and expanded and strengthened our product offerings.

We ended 2005 with a strong financial position. Shareholders’ equity was $2,007.1 million at December 31, 2005 and Phoenix Life’s statutory capital, surplus and AVR grew $68.1 million to $1,096.3 million at December 31, 2005 from  $1,028.2 million at December 31, 2004. Phoenix Life’s risk-based capital, or RBC, was well above 350%, and PNX cash was $49.9 million at December 31, 2005. We also took steps to enhance our financial flexibility. In January of 2005, we disposed of our two largest non-strategic assets, Aberdeen and Lombard, which resulted in the receipt of net proceeds of nearly $130.0 million.

Income Taxes

The effective tax rate for 2006, 2005 and 2004 was 30.1%, 20.2% and 29.5%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% for 2006 was investment income not taxed (i.e., dividend received deduction, or DRD, and low income housing tax credits). For 2005, the principal causes were investment income not taxed (i.e., DRD and low income housing tax credits) and the tax interest associated with a settlement with the IRS. Income taxes paid (received) in 2006, 2005 and 2004 were $0.9 million, $(25.4) million and $(0.5) million, respectively. See Note 16 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is updated in the third quarter in conjunction with filing the prior year’s federal income tax return, and in the fourth quarter based on known actual mutual fund distributions and fee income from Phoenix’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds and appropriate levels of taxable income.

Effects of Inflation

For the years 2006, 2005 and 2004, inflation did not have a material effect on our consolidated results of operations.

Results of Operations by Segment

In managing our business, we analyze segment performance on the basis of “operating income” which does not equate to “net income” as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by the Company to evaluate performance, allocate resources and manage our operations.

Operating income is calculated by excluding realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments. The size and timing of realized investment gains and losses are often subject to our discretion. Certain other items are also excluded from operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with GAAP, we believe that operating income, and measures that are derived from or incorporate operating income, are appropriate measures that are useful to investors because they identify the earnings attributable to the ongoing operations of the business.

The criteria used to identify an item that will be excluded from operating income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a change in regulatory requirements, or relates to other unusual circumstances. Items excluded from operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Operating income, and other measures that are derived from or incorporate operating income, are not substitutes for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies. However, the Company believes that the presentation of operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our business.

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used a 300% risk-based capital ratio for allocations in 2004 through 2006. Capital within our Life Companies that is unallocated is included in Corporate and Other. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Results of Operations by Segment as Reconciled	Year Ended December 31,
to Consolidated Net Income:	2006	2005	2004
($ in millions)
Life and annuity segment	$213.7	$192.5	$142.8
Asset management segment	(28.6)	(10.5)	0.1
Venture capital segment	—	14.8	19.3
Corporate and other	(60.3)	(69.6)	(59.1)
Less: applicable income taxes	36.6	25.5	22.5
Income (loss) from discontinued operations	—	(0.7)	0.1
Realized investment gains (losses), net of income taxes and other offsets	20.8	19.8	(7.2)
Unrealized gains on equity investment in Aberdeen, net of income taxes	—	—	55.9
Share of Aberdeen extraordinary charge for FSA settlement, net of income taxes	—	—	(14.7)
Restructuring and other costs, net of income taxes	(9.1)	(12.4)	(21.9)
Surplus notes tender costs, net of income taxes	—	—	(6.4)
Net income	$99.9	$108.4	$86.4

2006 vs. 2005

Total net income decreased 8% due to lower Asset Management earnings, lower Venture Capital earnings, due to the sale of certain venture capital assets in late 2005, and higher income taxes. These decreases in earnings were partially offset by higher Life and Annuity earnings and lower losses for Corporate and Other. Asset Management earnings decreased due primarily to an intangible asset impairment of $32.5 million in 2006 compared with an impairment of $10.6 million in 2005. Income taxes increased due to a refinement of our estimation process of the dividends received deduction, additional tax expense for certain stock options exercised and tax benefits received in 2005 from the completion of an IRS audit. Corporate and Other losses decreased due to higher investment earnings and lower expenses.

2005 vs. 2004

Total net income increased 25% due to higher Life and Annuity earnings offset by lower Asset Management and Venture Capital earnings and a higher loss for Corporate and Other. The decrease in Asset Management was a result of lower revenues due to declines in assets under management, lower performance fees and an intangible asset impairment of $10.6 million. The decrease in Venture Capital resulted from lower portfolio returns in our partnerships. Corporate and Other increased due to higher interest expense on indebtedness plus higher allocated corporate expenses as a result of a change in methodology.

Life and Annuity Segment

Summary Life and Annuity
Financial Data:	Year Ended December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04

Results of Operations
Premiums	$839.7	$928.7	$990.6	$(89.0)	$(61.9)
Insurance and investment product fees	401.4	319.9	296.9	81.5	23.0
Broker-dealer commission and distribution fee revenues	—	—	28.8	—	(28.8)
Net investment income	1,000.9	1,027.7	996.5	(26.8)	31.2
Total segment revenues	2,242.0	2,276.3	2,312.8	(34.3)	(36.5)
Policy benefits, including policyholder dividends	1,675.9	1,746.1	1,814.8	(70.2)	(68.7)
Policy acquisition cost amortization	152.1	114.5	110.6	37.6	3.9
Other operating expenses	200.3	223.2	244.6	(22.9)	(21.4)
Total segment benefits and expenses	2,028.3	2,083.8	2,170.0	(55.5)	(86.2)
Operating income before income taxes and minority interest	213.7	192.5	142.8	21.2	49.7
Allocated income taxes	67.9	51.3	36.4	16.6	14.9
Operating income	145.8	141.2	106.4	4.6	34.8
Realized investment gains (losses), net of income taxes and other offsets	(1.0)	22.7	(2.5)	(23.7)	25.2
Restructuring and other costs, net of income taxes	—	(0.1)	(7.3)	0.1	7.2
Net income	$144.8	$163.8	$96.6	$(19.0)	$67.2

2006 vs. 2005

Full year operating earnings for Life and Annuity reflect solid investment margins for life lines of business and continued favorable mortality and persistency. Investment margins for annuities declined modestly in 2006 due primarily to higher investment gains in 2005. In 2006, Life and Annuity benefited from an adjustment, or unlocking, of assumptions primarily related to deferred policy acquisition costs along with related adjustments, which increased operating income before income taxes by $8.2 million. This compares to an unlocking benefit of

$23.8 million in 2005. The effects of the unlocking in 2006 decreased insurance product fee revenues by $3.5 million, increased the change in policyholder reserves by $7.4 million and decreased deferred policy acquisition cost amortization by $19.1 million for a net increase of $8.2 million. As discussed below, the unlocking benefit in 2005 increased deferred policy acquisition cost amortization for the latter part of 2005 and full year 2006.

Premium revenue decreased 10% due to lower participating life insurance premiums, primarily renewal premiums, partially offset by higher term life premiums. Since our demutualization in 2001, we no longer sell participating life policies. The decline in renewal premiums is significantly offset by the release of policy reserves, which lowers policyholder benefit costs.

Insurance and investment product fees increased 25% due principally to higher universal life fees from growth in both sales and policies in force, partially offset by modestly lower variable universal life fees. See discussion of “Life and Annuity Segment Revenues by Product” that follows for additional information.

Policy benefits, including policyholder dividends, decreased 4% due principally to lower benefit and changes in reserves for participating life insurance, primarily related to lower renewal premiums and lower scheduled withdrawals for corporate-owned life insurance. In addition, dividend expense was lower and interest credited for annuities declined in 2006. Dividend expense decreased due to the change in the dividend scale in the fourth quarter of 2005, partially offset by an increase in the change for the policyholder dividend obligation. Interest credited for annuities decreased due to the decline in general account funds on deposit, related primarily to discontinued products. These decreases were partially offset by higher benefit costs for universal life, which resulted from growth of policies in force.

Policy acquisition cost amortization increased 33% due primarily to higher amortization for universal life resulting from growth of policies in force and the effects of unlocking. The effects of unlocking decreased amortization by $19.1 million in 2006 compared to a decrease of $28.1 million in 2005.

Other operating expenses decreased 10% due primarily to lower non-deferred expenses and modestly lower non-deferred commission expenses.

Allocated income taxes increased 32% due primarily to higher operating income before income taxes and the absence of additional tax benefits recorded in 2005 that were associated with the resolution of certain tax matters with the IRS.

2005 vs. 2004

Full year operating earnings for Life and Annuity reflect strong investment margins for life and annuity lines and continued favorable mortality and persistency. Life and Annuity benefited from an adjustment, or unlocking, of assumptions primarily related to deferred policy acquisition costs, which increased operating income before income taxes by $23.8 million for the second quarter. The unlocking reflected favorable mortality experience offset by interest rate and spread adjustments for annuities. The effects of the unlocking decreased insurance product fee revenues by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased deferred policy acquisition cost amortization by $28.1 million. However, this initial benefit was partially offset by a resulting increase in deferred policy acquisition cost amortization in future periods.

Premium revenue decreased 6% due primarily to lower premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in participating life renewal premiums. The decline in renewal premiums is significantly offset by the release of policy reserves, which lowers policyholder benefit costs.

Insurance and investment product fee revenues increased 8% due primarily to higher universal life fees, variable universal life fees and annuity fees. These increases were partially offset by lower other life revenues (excluding broker-dealer commissions and distribution fees), primarily related to the sale of our retail affiliated broker-dealer operations in May 2004. See the discussion of “Life and Annuity Segment Revenues by Product” that follows for additional information.

As a result of the sale of our affiliated broker-dealer operations in May 2004, there were no broker-dealer commissions and distribution fees in 2005.

Investment income increased 3% due primarily to higher partnership gains and prepayment fees plus higher investment earnings for universal life insurance, from higher funds on deposit and for annuities, from the extension of asset durations and higher interest rates. These increases were particularly offset by lower earnings from the impact of reinvesting bond maturities at lower interest rates.

Policy benefits, including policyholder dividends, decreased 4%. Dividends decreased $24.1 million and policy benefits and changes in reserves decreased $44.6 million. Dividends decreased due primarily to the change in the policyholder dividend obligation, which lowered dividend expense $4.0 million in 2005 compared to 2004 and the reduction in the dividend scale in late 2005. Benefits and changes in reserves decreased due primarily to a reduction of in-force policies for traditional life insurance and lower interest credited, particularly for annuities.

Policy acquisition cost amortization increased 4% due primarily to higher amortization for universal life and annuities offset by the effects of unlocking. Amortization increased for universal life insurance due to higher insurance margins and growth of in-force policies and increased for annuities due to improved investment margins and higher surrenders.

Other operating expenses decreased 9%. Other operating expenses include non-deferrable policy acquisition costs, general and administrative costs and, in 2004, broker-dealer commissions and operating expenses related to our retail affiliated broker-dealer operations. The decrease was due to lower broker-dealer commissions, which resulted from the sale of our retail affiliated broker-dealer operations in May 2004, partially offset by higher expenses due to business growth and investment in product development.

Allocated income taxes increased 41% due primarily to higher operating income before income taxes offset by additional tax credits earned and tax benefits resulting from the completion of an IRS audit.

Annuity Funds on Deposit:	Year Ended December 31,
($ in millions)	2006	2005	2004

Deposits	$1,443.9	$1,113.5	$671.2
Performance and interest credited	949.6	545.8	628.2
Fees	(70.9)	(63.0)	(59.8)
Benefits and surrenders	(1,683.1)	(1,261.1)	(884.7)
Change in funds on deposit	639.5	335.2	354.9
Funds on deposit, beginning of period	8,038.1	7,702.9	7,348.0
Annuity funds on deposit, end of period	$8,677.6	$8,038.1	$7,702.9

2006 vs. 2005

Annuity funds on deposit increased $639.5 million in 2006 compared to an increase of $335.2 million in 2005. This change was due to higher deposits in 2006, including a large private placement deposit of $886.8 million in the fourth quarter, and stronger relative investment performance, partially offset by higher benefits and surrenders, including a $206.6 million scheduled maturity from an institutionally-placed contract in the second quarter of 2006.

2005 vs. 2004

Annuity funds on deposit increased $335.2 million in 2005 compared to an increase of $354.9 million in 2004 with higher deposits offset by higher surrenders and lower relative performance in 2005. Included in deposits were large private placement deposits in the first and fourth quarters of 2005.

Variable Universal Life Funds on Deposit:	Year Ended December 31,
($ in millions)	2006	2005	2004

Deposits	$182.5	$217.9	$245.5
Performance and interest credited	259.9	141.5	170.0
Fees and cost of insurance	(106.2)	(104.9)	(103.4)
Benefits and surrenders	(123.1)	(97.8)	(77.6)
Change in funds on deposit	213.1	156.7	234.5
Funds on deposit, beginning of period	2,099.8	1,943.1	1,708.6
Variable universal life funds on deposit, end of period	$2,312.9	$2,099.8	$1,943.1

2006 vs. 2005

Variable universal life funds on deposits increased by $213.1 million in 2006 compared to an increase of $156.7 million in 2005. This improvement was principally due to higher relative investment performance, partially offset by higher surrenders and benefits and lower deposits in 2006.

2005 vs. 2004

Variable universal life funds on deposits increased by $156.7 million in 2005 compared to an increase of $234.5 million in 2004. This change was principally due to lower deposits, lower relative investment performance and higher surrenders and benefits in 2005.

Universal Life Funds on Deposit:	Year Ended December 31,
($ in millions)	2006	2005	2004

Deposits	$417.1	$297.8	$229.4
Interest credited	79.6	78.7	74.6
Fees and cost of insurance	(221.5)	(136.7)	(114.2)
Benefits and surrenders	(105.2)	(116.4)	(143.1)
Change in funds on deposit	170.0	123.4	46.7
Funds on deposit, beginning of period	1,734.1	1,610.7	1,564.0
Universal life funds on deposit, end of period	$1,904.1	$1,734.1	$1,610.7

2006 vs. 2005

Universal life funds on deposit increased $170.0 million in 2006 compared to an increase of $123.4 million in 2005. This improvement was principally due to higher deposits and lower benefits and surrenders, partially offset by higher fees and cost of insurance charges in 2006.

2005 vs. 2004

Universal life funds on deposit increased $123.4 million in 2005 compared to an increase of $46.7 million in 2004. This improvement was principally due to higher deposits and lower benefits and surrenders, partially offset by higher fees and cost of insurance charges in 2005.

Life and Annuity Segment Revenues
by Product:	As of December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04

Variable universal life insurance	$121.3	$122.6	$117.1	$(1.3)	$5.5
Universal life insurance	332.3	239.7	213.4	92.6	26.3
Other life insurance	1.1	0.8	32.9	0.3	(32.1)
Total, non-traditional life insurance	454.7	363.1	363.4	91.6	(0.3)
Traditional life insurance	1,582.3	1,675.7	1,721.8	(93.4)	(46.1)
Total, life insurance	2,037.0	2,038.8	2,085.2	(1.8)	(46.4)
Annuities	205.0	237.5	227.6	(32.5)	9.9
Segment revenues	$2,242.0	$2,276.3	$2,312.8	$(34.3)	$(36.5)

2006 vs. 2005

Variable universal life insurance revenue decreased modestly with lower fees being partially offset by higher investment earnings and cost of insurance charges.

Universal life insurance revenue increased 39% due to higher cost of insurance fees from growth of in-force business, increased investment earnings from higher funds on deposit and increased fees from higher sales in 2006.

Traditional life insurance revenue decreased 6% due primarily to lower renewal premiums and slightly lower investment income. Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity revenue decreased 14% due principally to lower interest earned as a result of the decline in funds on deposit in general account funds, primarily for discontinued products.

2005 vs. 2004

Variable universal life insurance revenue increased 5% due primarily to higher cost of insurance fees, slightly improved investment earnings and increased fees due to the unlocking discussed previously.

Universal life insurance revenue increased 12% due primarily to the higher cost of insurance fees resulting from growth of in-force business and improved investment earnings from higher funds on deposit and strong investment gains. The increase in revenues for 2005 was partially offset by the effect of unlocking on deferred fee income.

Other life insurance revenue decreased 98% due primarily to lower broker-dealer commission and distribution fee revenues resulting from the sale of our retail affiliated broker-dealer operations in May 2004.

Traditional life insurance revenue decreased 3% due primarily to lower renewal premiums, partially offset by improved investment earnings. Since our demutualization in 2001, we no longer sell participating life insurance policies, which comprise the majority of our traditional life insurance block of business.

Annuity revenue increased 4% due primarily to higher investment earnings resulting from the extension of asset duration and higher interest rates, higher fees from increased fee-based funds on deposit and modestly higher surrender charges.

Composition of Life and Annuity Operating
Income before Income Taxes by Product:	Year Ended December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04

Variable universal life insurance	$52.7	$69.6	$35.7	$(16.9)	$33.9
Universal life insurance	53.3	47.9	34.4	5.4	13.5
Other life insurance	2.7	1.5	1.6	1.2	(0.1)
Total, non-traditional life insurance	108.7	119.0	71.7	(10.3)	47.3
Traditional life, excluding closed block	31.2	(11.7)	(18.3)	42.9	6.6
Traditional life, closed block	69.8	73.2	76.7	(3.4)	(3.5)
Traditional life insurance	101.0	61.5	58.4	39.5	3.1
Total, life insurance	209.7	180.5	130.1	29.2	50.4
Annuities	4.0	12.0	12.7	(8.0)	(0.7)
Operating income before income taxes	$213.7	$192.5	$142.8	$21.2	$49.7

2006 vs. 2005

Variable universal life operating income before income taxes decreased 24% due primarily to higher amortization of deferred policy acquisition costs related to unlocking in 2006 versus 2005 and higher claims in 2006. The effect of unlocking decreased amortization of deferred policy acquisition costs by $17.0 million in 2006 compared to a reduction of $29.1 million in 2005.

Universal life operating income before income taxes increased 11% due primarily to higher insurance margins, with the growth in revenues (discussed above) outpacing the increase in benefits, and higher investment earnings. These increases were partially offset by higher amortization of deferred policy acquisition costs, primarily from improved insurance margins and modestly higher expenses. Amortization was also affected by unlocking which decreased amortization by $12.7 million in 2006 compared to a decrease of $17.6 million in 2005.

Traditional life operating income before income taxes increased 64% due primarily to significantly higher operating income for traditional life, excluding closed block, partially offset by a modest decline for the closed block. Operating income for traditional life, excluding the closed block increased due to lower operating expenses, lower amortization of deferred policy acquisition costs and modestly higher investment earnings, partially offset by higher benefit costs related to an old block of corporate-owned life insurance. The amortization of deferred policy acquisition costs was lower due principally to the effects of unlocking which decreased amortization by $4.7 million in 2006 and increased amortization by $7.9 million in 2006.

Annuities operating income before income taxes decreased 67% primarily due to lower interest earned (discussed above) and higher amortization of deferred policy acquisition costs, partially offset by lower interest credited and lower operating expenses. Interest earned and interest credited decreased due to lower funds on deposit, primarily related to discontinued products. The increase in amortization of deferred policy acquisition costs was due to the effects of unlocking which increased amortization by $15.3 million in 2006 compared to an increase of $10.7 million in 2005.

2005 vs. 2004

Variable universal life operating income before income taxes increased 95% due primarily to the effects of unlocking, increased revenue and favorable mortality.

Universal life operating income before income taxes increased 39% due to improved insurance margins from higher cost of insurance fees offset by slightly higher claims, improved investment earnings and a favorable unlocking adjustment. These increases in pre-tax income were partially offset by higher expenses net of deferrals and higher deferred policy acquisition cost amortization from growth of the in-force block, higher margins and, in the second half of 2005, the effects of unlocking.

Traditional life operating income before income taxes increased 5% due primarily to improved investment earnings in participating life insurance, excluding closed block, partially offset by the effects of unlocking, lower earnings in term life insurance from higher non-deferred expenses, and higher claims related to an old block of corporate-owned life insurance. The decrease in premium revenues discussed above is largely offset by lower benefits, changes in reserves and dividends to policyholders.

Annuities operating income before income taxes decreased 6% due primarily to the effects of unlocking and higher deferred policy acquisition cost amortization from higher margins and lower persistency. These decreases to pre-tax income were offset by improved investment margins from higher investment earnings and lower interest credited from lower balances subject to guaranteed crediting rates.

In 2005, the effects of unlocking increased operating income before income taxes by $23.8 million through the second quarter, consisting of increases in variable universal life of $28.6 million and universal life of $13.8 million, partially offset by decreases in annuities of $10.7 million and traditional life of $7.9 million. The favorable effect of unlocking was reduced in the second half of 2005 due to higher deferred policy acquisition cost amortization of $5.8 million, particularly for universal life.

Asset Management Segment

Summary Asset Management	Year Ended
Financial Data:	December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04
Results of Operations
Investment product fees	$176.4	$199.9	$237.9	$(23.5)	$(38.0)
Broker-dealer commission and distribution fee revenues	32.5	28.7	28.0	3.8	0.7
Net investment income	1.5	1.6	0.8	(0.1)	0.8
Total segment revenues	210.4	230.2	266.7	(19.8)	(36.5)
Intangible asset amortization	32.0	33.2	33.8	(1.2)	(0.6)
Intangible asset impairments	32.5	10.6	—	21.9	10.6
Other operating expenses	174.5	196.9	232.8	(22.4)	(35.9)
Total segment expenses	239.0	240.7	266.6	(1.7)	(25.9)
Operating income (loss) before income taxes	(28.6)	(10.5)	0.1	(18.1)	(10.6)
Allocated income taxes (benefit)	(10.7)	(4.7)	2.3	(6.0)	(7.0)
Operating loss	(17.9)	(5.8)	(2.2)	(12.1)	(3.6)
Realized investment gains (losses), net of income taxes	0.8	(0.3)	1.8	1.1	(2.1)
Restructuring and other costs, net of income taxes	(8.7)	(8.3)	(1.2)	(0.4)	(7.1)
Net loss	$(25.8)	$(14.4)	$(1.6)	$(11.4)	$(12.8)

Our investment product fee revenues are based on assets under management. Approximately 45% of our investment product fees were based on beginning of quarter assets under management while the remaining 55% were based on end of day balances. End of year and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	As of or for the Year Ended December 31,
($ in millions)	2006	2005	2004
End of Year
Money market mutual funds	$5,701.1	$101.4	$129.8
All other	39,261.7	37,321.5	42,778.7
Total	$44,962.8	$37,422.9	$42,908.5
Average (based on how fees are calculated)
Money market mutual funds	$4,307.0	$122.8	$146.6
All other	37,656.6	41,134.1	44,758.0
Total	$41,963.6	$41,256.9	$44,904.6

2006 vs. 2005

Investment product fees decreased 12% due primarily to a decrease in average assets under management (excluding money market mutual funds). The retail and institutional investment product fees decreased $7.2 million and $15.6 million, respectively, as a result of the decrease in average assets under management. The structured financial products investment product fees decreased $0.7 million primarily due to lower incentive fees in 2006 versus 2005 associated with liquidations of products. Broker-dealer commissions and distribution fee revenues increased by 13% due to an increased amount of mutual fund assets under management. Approximately 45% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management.

Assets under management increased due to the acquisition of the contracts to manage the Insight Funds and positive investment performance, partially offset by net outflows of $4.0 billion. Assets under management related to the Insight Funds were $8.6 billion as of December 31, 2006.

Sales of retail products in 2006 were $3.7 billion, which were $0.1 billion lower than 2005. There was a 26% increase in mutual fund sales, but this was offset by a 35% decrease in managed account sales. Redemptions from existing accounts were $7.1 billion, a 13% improvement over 2005. Sales of institutional accounts in 2006 were $1.6 billion, a $3.9 billion decrease from 2005. Note that 2005 had one $3.0 billion sale, which made 2005 sales unusually high. Account terminations and withdrawals from existing accounts were $3.5 billion, a 47% improvement over 2005. Sales of structured financial products were $1.4 billion higher in 2006, due to the issuance of three new products in 2006 compared to one new product in 2005. Redemptions for structured products in 2006 were essentially the same amount as 2005. During 2006, three products were liquidated.

In addition to our regular annual testing, in the first quarter of 2006 we performed an interim test for impairment on certain definite-lived intangible assets as a result of significant outflows related to the associated retail products. As a result of these tests, we recorded a $32.5 million pre-tax impairment charge against certain definite-lived intangible assets. In connection with this impairment, as required by SFAS No. 142, we also performed a test for impairment of the asset management goodwill. No impairment of goodwill was deemed necessary.

Other operating expenses decreased 11% due to a decrease of $14.5 million in employment expenses, a decrease of $6.7 million in mandatorily redeemable interest costs and a $6.3 million decrease in other operating expenses, partially offset by a $5.0 million increase in distribution and administration expenses. The decrease in employment expenses was due to lower salary expense because of a lower number of employees and a decrease in incentive compensation expense, which was primarily driven by lower investment product fee revenues. Mandatorily redeemable interest costs decreased to zero due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005. Other operating expenses were lower in 2006 because of a reduction in office lease expenses and an overall reduction in most general expenses. Distribution and administration expenses increased in 2006 due to the increased amount of mutual fund business.

Allocated income tax benefits increased $6.0 million primarily as a result of higher segment losses in 2006 compared to 2005.

2005 vs. 2004

Investment product fees decreased 16%. This decrease was due primarily to a decrease in average assets under management compared to the prior year. Retail and institutional investment product fees decreased $23.1 million and $12.8 million, respectively, as a result of the decrease in average assets under management. Other investment product fees decreased $1.9 million due to decreased volumes in equity trading by certain investment managers, which resulted in fewer commissions earned. Approximately 52% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management.

The decrease in assets under management was due primarily to net outflows of $5.6 billion offset, in part, by positive investment performance of $0.2 billion.

Sales of retail products in 2005 were $3.8 billion, consistent with sales in 2004. Redemptions from existing accounts were $8.2 billion, an increase of 13% over 2004. Sales of institutional accounts in 2005 were $6.5 billion, an increase of 127% over 2004. Account terminations and withdrawals from existing accounts were $7.8 billion, an increase of 28% over 2004. During the third quarter of 2005, one of the collateralized debt obligation trusts we manage, Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, became callable and was liquidated by its bondholders, which contributed approximately $1.2 billion to the increase in withdrawals.

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

Other operating expenses decreased 15% due primarily to a decrease of $28.7 million in employment expenses. The decrease in employment expenses was due primarily to a decrease in incentive compensation expense, which was primarily driven by lower investment product fee revenues. General and administrative expenses remained relatively constant in 2005 compared to 2004, with increases in investment research fees being offset by decreases in clearance costs. Mandatorily redeemable interest costs decreased $7.6 million decreased to zero due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.

Allocated income tax benefits increased $7.0 million primarily as a result of segment losses in 2005 compared to segment income in 2004.

Venture Capital Segment

Our venture capital investments are limited partnership interests in venture capital funds, leveraged buyout funds and other private equity partnerships sponsored and managed by third parties. We record our investments in venture capital partnerships in accordance with the equity method of accounting. Venture capital investments are investments of the general account of Phoenix Life.

Through December 31, 2005, we reported venture capital earnings in a Venture Capital segment. In October 2005, we entered into an agreement to sell approximately three quarters of the assets in our Venture Capital segment. As a result of the transaction, the Venture Capital segment was eliminated, effective January 1, 2006, and earnings from the remaining assets are now allocated to the Life and Annuity segment.

Summary Venture Capital Financial Data:	Year Ended December 31,		Change
($ in millions)	2005	2004	2005/04
Results of Operations
Net realized gains on partnership cash and stock distributions	$21.9	$7.4	$14.5
Net unrealized gains (losses) on partnership investments	(10.6)	13.6	(24.2)
Partnership operating expenses	3.5	(1.7)	5.2
Operating income before income taxes	14.8	19.3	(4.5)
Allocated income taxes (benefit)	5.2	6.8	(1.6)
Net income (loss)	$9.6	$12.5	$(2.9)

Operating income before income taxes decreased 23% primarily related to the true-up adjustments to partnerships’ audited financial statements from estimated amounts as of December 31, 2004.

Changes in Venture Capital Segment Investments:	Year Ended December 31,		Change
($ in millions)	2005	2004	2005/04

Contributions (dollars invested)	$27.6	$37.7	$(10.1)
Equity in earnings of partnerships	14.8	19.3	(4.5)
Distributions	(68.2)	(50.4)	(17.8)
Proceeds from sale of partnership interests	(91.5)	—	(91.5)
Realized loss on sale of partnership interests	(13.9)	—	(13.9)
Change in venture capital investments	(131.2)	6.6	(137.8)
Venture capital segment investments, beginning of period	202.9	196.3	6.6
Venture capital segment investments, end of period	$71.7	$202.9	$(131.2)

The decrease in venture capital investments for 2005 was due primarily to our sale of certain partnership interests in December 2005 and the return of capital distributions received.

See Notes 4 and 10 to our consolidated financial statements in this Form 10-K for more information regarding our Venture Capital segment.

Corporate and Other

Summary Corporate and Other
Financial Data:	Year Ended December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04
Results of Operations
Corporate investment income	$4.6	$0.6	$0.4	$4.0	$0.2
Investment income from collateralized obligations	19.0	33.9	40.1	(14.9)	(6.2)
Interest expense on indebtedness	(48.2)	(46.6)	(40.8)	(1.6)	(5.8)
Interest expense on non-recourse collateralized obligations	(18.7)	(29.4)	(33.6)	10.7	4.2
Corporate expenses	(17.3)	(24.3)	(18.9)	7.0	(5.4)
International	1.8	1.6	3.7	0.2	(2.1)
Other	(1.5)	(5.4)	(10.0)	3.9	4.6
Operating loss before income taxes	(60.3)	(69.6)	(59.1)	9.3	(10.5)
Allocated income tax benefit	(20.6)	(26.3)	(22.9)	5.7	(3.4)
Operating loss	(39.7)	(43.3)	(36.2)	3.6	(7.1)
Realized investment gains (losses), net of income taxes and other offsets	21.0	(2.6)	(6.5)	23.6	3.9
Unrealized gains on equity investment in Aberdeen	—	—	55.9	—	(55.9)
Share of Aberdeen extraordinary charge for FSA settlement	—	—	(14.7)	—	14.7
Restructuring and other costs, net of income taxes	(0.4)	(4.0)	(13.4)	3.6	9.4
Surplus notes tender costs	—	—	(6.4)	—	6.4
Net loss	$(19.1)	$(49.9)	$(21.3)	$30.8	$(28.6)

2006 vs. 2005

The operating loss before income taxes for Corporate and Other decreased 13% due primarily to higher investment earnings, lower allocated corporate expenses and the elimination of interest expense related to the HRH purchase contracts, which was $7.9 million in 2005. The HRH stock purchase contracts were settled in 2005.

2005 vs. 2004

The operating loss before income taxes for Corporate and Other increased 18% due primarily to higher allocated corporate expenses and higher interest expense on indebtedness from our surplus notes refinancing transaction in December 2004 and our issuance of notes to finance the KAR acquisition. The decrease in interest income on collateralized debt obligations was fully offset by lower interest and administrative expenses on those collateralized debt obligations.

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

Debt and Equity Securities Pledged as Collateral and Non-Recourse Collateralized Obligations

Investments pledged as collateral trusts are assets held for the benefit of those institutional clients, which have investments in structured bond products offered and managed by our asset management subsidiary.

See Note 14 to our consolidated financial statements in this Form 10-K for more information.

Enterprise Risk Management

During 2003, we implemented a comprehensive, enterprise-wide risk management program. Early in 2004, we appointed a Chief Risk Officer, reporting to the Chief Financial Officer, to oversee all of our risk management activities. We have established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer, to ensure our risk management principles are followed and our objectives are accomplished. In addition, we have established several management committees overseeing and addressing issues pertaining to all our major risks—operational, market and product—as well as capital management.

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

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes results primarily from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments. Our insurance liabilities largely comprise dividend-paying individual whole life and universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are mainly exposed to changes in medium-term and long-term U.S. Treasury rates.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of December 31, 2006, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income
Financial Instruments:	As of December 31, 2006
($ in millions)		-100 Basis		+100 Basis
	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$404.9	$405.2	$404.9	$404.6
Available-for-sale debt securities	12,696.8	13,293.6	12,696.8	12,100.1
Mortgage loans	71.9	73.6	74.7	70.2
Subtotal	13,173.6	13,772.4	13,176.4	12,574.9
Debt and equity securities pledged as collateral	267.8	276.4	267.8	259.2
Totals	$13,441.4	$14,048.8	$13,444.2	$12,834.1

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2006
($ in millions)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Interest rate swaps	$542.5	0.5	$2.3	$1.9	$1.7
Cross currency swaps	35.0	7.2	0.1	(1.0)	(2.0)
Put options	50.0	9.6	5.3	4.0	3.0
Other	53.6	1.5	0.2	0.4	0.3
Totals – general account	$681.1		$7.9	$5.3	$3.0
Non-recourse interest rate swaps held in consolidated CDOs	$222.9	2.8	$16.0	$11.8	$7.8

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

Annuity Deposit Fund Balances:	As of December 31,
($ in millions)	2006	2005
Policyholder Deposit Funds
Retirement Planners Edge GIAs	$410.9	$823.4
Other variable annuity GIAs	622.2	730.4
Variable annuity GIAs	1,033.1	1,553.8
Fixed annuities	720.5	1,011.4
Total variable annuity GIAs and fixed annuities	$1,753.6	$2,565.2

The funds in the RPE GIAs decreased by $412.5 million during 2006. We believe most contract holders currently view RPE as an alternative to money market investments and made significant withdrawals in 2006 as money market rates rose significantly above the 3% guaranteed interest rate on the product.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $187.1 million in equity securities on our balance sheet as of December 31, 2006. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $18.7 million as of December 31, 2006.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2006 and 2005, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $51.3 million and $82.1 million, respectively. This is our exposure to loss should all of our contractholders have died on either December 31, 2006 or 2005. See Note 13 to our consolidated financial statements in this Form 10-K for more information.

Certain life and annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. During 2006, we began hedging our GMAB exposure. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $7.4 million and $4.4 million at December 31, 2006 and 2005, respectively. The GAAP reserves totaled $3.7 million and $3.8 million at December 31, 2006 and 2005, respectively.

Interest Rate Sensitivity of Deferred Policy Acquisition Cost Asset and
Guaranteed Minimum Death Benefit Liability:	As of December 31, 2006
($ in millions and net of reinsurance)	-10%		+10%
	Equity	Carrying	Equity
	Market	Value	Market

Deferred policy acquisition costs (variable annuities)	$254.1	$255.5	$259.1
Deferred policy acquisition costs (variable universal life)	357.2	358.0	359.2
Guaranteed minimum death benefit liability (variable annuities)	12.5	10.7	9.5

See Note 7 to our consolidated financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2006. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2006, the projected benefit obligation for our defined benefit plans was in excess of plan assets by $166.6 million. We made payments totaling $23.9 million to the pension plan during 2006. We do not expect any required contributions in 2007. See Note 18 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans. In February 2007, we announced a change to our pension plan that will be effective July 1, 2007. The change is designed to decrease the volatility of our pension expense over time.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our consolidated financial statements at December 31, 2006.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2006, our general account debt securities, with a carrying value of $12,696.8 million, represented 80.9% of total general account investments. Public debt securities represented 74.4% of total debt securities, with the remaining 25.6% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts which we sponsor. See Note 14 of our consolidated financial statements in this Form 10-K for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2006, our total below investment grade securities totaled $1,055.9 million, or 8.3%, of our total debt security portfolio. Of that amount, $765.7 million, or 6.0%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $290.2 million, or 2.3%, of our total debt security portfolio.

Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, are considered to be other-than-temporarily impaired are written down to fair value as a charge to net realized investment losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

General Account Debt
Securities at Fair Value:		As of December 31,
($ in millions)		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	(Fair Value)		(Fair Value)		(Fair Value)
Rating	Designation	2006	2005	2006	2005	2006	2005

1	AAA/AA/A	$7,897.2	$8,625.0	$6,214.1	$7,089.4	$1,683.1	$1,535.6
2	BBB	3,743.7	3,795.3	2,345.4	2,487.4	1,398.3	1,307.9
Total investment grade		11,640.9	12,420.3	8,559.5	9,576.8	3,081.4	2,843.5
3	BB	765.7	753.0	665.7	647.5	100.0	105.5
4	B	221.4	168.3	175.2	120.8	46.2	47.5
5	CCC and lower	53.2	43.6	38.7	28.0	14.5	15.6
6	In or near default	15.6	19.4	10.1	14.6	5.5	4.8
Total debt securities		$12,696.8	$13,404.6	$9,449.2	$10,387.7	$3,247.6	$3,016.9

General Account Debt Securities	As of December 31, 2006
by Investment Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$702.4	$687.9	$21.1	$(6.6)	$14.5
State and political subdivision	262.5	253.0	12.1	(2.6)	9.5
Foreign government	269.6	237.9	32.5	(0.8)	31.7
Corporate	7,230.1	7,162.9	168.7	(101.5)	67.2
Mortgage-backed	3,121.4	3,116.1	46.0	(40.7)	5.3
Other asset-backed	1,110.8	1,093.2	22.8	(5.2)	17.6
Total debt securities	$12,696.8	$12,551.0	$303.2	$(157.4)	$145.8
Debt securities outside closed block:
Unrealized gains	$2,182.2	$2,098.1	$84.1	$—	$84.1
Unrealized losses	3,514.2	3,594.7	—	(80.5)	(80.5)
Total outside the closed block	5,696.4	5,692.8	84.1	(80.5)	3.6
Debt securities in closed block:
Unrealized gains	4,072.5	3,853.4	219.1	—	219.1
Unrealized losses	2,927.9	3,004.8	—	(76.9)	(76.9)
Total in the closed block	7,000.4	6,858.2	219.1	(76.9)	142.2
Total debt securities	$12,696.8	$12,551.0	$303.2	$(157.4)	$145.8

Debt Securities by Type and Credit Quality:	As of December 31, 2006
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$702.4	$687.9	$—	$—
State and political subdivision	262.5	253.0	—	—
Foreign government	125.9	118.7	143.7	119.2
Corporate	6,411.5	6,337.9	818.6	825.0
Mortgage-backed	3,121.3	3,116.0	0.1	0.1
Other asset-backed	1,017.3	1,000.1	93.5	93.1
Total debt securities	$11,640.9	$11,513.6	$1,055.9	$1,037.4

Percentage of total debt securities	91.7%	91.7%	8.3%	8.3%

Investment Grade Debt Securities at Fair Value:	As of December 31, 2006
($ in millions)	Total	AAA/AA/A	BBB

U.S. government and agency	$702.4	$702.4	$—
State and political subdivision	262.5	249.3	13.2
Foreign government	125.9	34.7	91.2
Corporate	6,411.5	3,130.7	3,280.8
Mortgage-backed	3,121.3	2,992.3	129.0
Other asset-backed	1,017.3	787.9	229.4
Total debt securities	$11,640.9	$7,897.3	$3,743.6

Percentage of total debt securities	91.7%	62.2%	29.5%

Below Investment Grade	As of December 31, 2006
Debt Securities at Fair Value:				CC or	In or Near
($ in millions)	Total	BB	B	Lower	Default

Foreign government	$143.7	$143.7	$—	$—	$—
Corporate	818.6	594.3	190.6	28.2	5.5
Mortgage-backed	0.1	—	—	0.1	—
Other asset-backed	93.5	27.7	30.8	24.9	10.1
Total debt securities	$1,055.9	$765.7	$221.4	$53.2	$15.6

Percentage of total debt securities	8.3%	6.0%	1.8%	0.4%	0.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2006 in our debt securities portfolio were banking (7.0%), diversified financial services (4.3%), insurance (3.5%), electrical utilities (3.4%), and other foreign government (2.1%).

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

Sources of Realized Investment Gains (Losses):	Year Ended December 31,
($ in millions)	2006	2005	2004

Debt security impairments	$(7.9)	$(31.2)	$(15.5)
Equity security impairments	—	(2.1)	(1.5)
Mortgage loan impairments	—	(0.8)	—
Affiliate equity security impairments	—	—	(12.6)
Other invested asset impairments	—	—	(3.3)
Debt and equity securities pledged as collateral impairments	(1.0)	(1.2)	(16.6)
Impairment losses	(8.9)	(35.3)	(49.5)
Debt security transaction gains	62.1	19.2	39.0
Debt security transaction losses	(20.1)	(37.2)	(10.6)
Equity security transaction gains	25.7	5.8	17.7
Equity security transaction losses	(3.8)	(2.9)	(3.1)
Mortgage loan transaction gains	3.2	—	0.2
Venture capital partnership transaction gains (losses)	2.4	(13.9)	—
Affiliate equity security transaction gains	10.4	14.4	—
Affiliate equity security transaction losses	—	(10.7)	—
HRH gain	—	86.3	—
Other invested asset transaction gains	5.5	8.4	5.5
Other invested asset transaction losses	—	(1.8)	—
Real estate transaction gains	—	8.9	—
Real estate transaction losses	—	(9.5)	—
Debt and equity securities pledged as collateral gains	—	3.0	—
Debt and equity securities pledged as collateral losses	—	(0.5)	—
Net transaction gains	85.4	69.5	48.7
Net realized investment gains (losses)	$76.5	$34.2	$(0.8)

There were no realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts for the years ended December 31, 2006 and 2005. Such losses were $3.7 million for the year ended December 31, 2004.

Impairment losses decreased from $35.3 million in 2005 to $8.9 million in 2006. Affiliate transaction gains of $10.4 million for the year ended December 31, 2006 were attributable to the earn-out associated with the sale of Lombard that occurred in the first quarter of 2006. Affiliate transaction gains and losses for the year ended December 31, 2005 included a $14.4 million gain on the sale of our equity investment in Lombard and a $10.7 million realized loss on the sale of our equity investment in Aberdeen. Transaction gains of $85.4 million for the year ended December 31, 2006 were higher than the $69.5 million on December 31, 2005 as a result of realized gains on the sale of certain debt and equity investments. See Note 10 to our consolidated financial statements in this Form 10-K for additional information.

Gross and Net Unrealized
Gains (Losses):	As of December 31, 2006
($ in millions)	Total		Outside Closed Block		Closed Block
	Gains	Losses	Gains	Losses	Gains	Losses
Debt Securities
Unrealized gains (losses)	$303.2	$(157.4)	$84.1	$(80.5)	$219.1	$(76.9)
Applicable policyholder dividend obligation (reduction)	219.1	(76.9)	—	—	219.1	(76.9)
Applicable deferred policy acquisition costs (benefit)	42.0	(41.7)	42.0	(41.7)	—	—
Applicable deferred income taxes (benefit)	14.7	(13.6)	14.7	(13.6)	—	—
Offsets to net unrealized gains (losses)	275.8	(132.2)	56.7	(55.3)	219.1	(76.9)
Unrealized gains (losses) after offsets	$27.4	$(25.2)	$27.4	$(25.2)	$—	$—
Net unrealized gains after offsets	$2.2		$2.2		$—

Equity Securities
Unrealized gains (losses)	$34.2	$(3.1)	$6.8	$(1.0)	$27.4	$(2.1)
Applicable policyholder dividend obligation (reduction)	27.4	(2.1)	—	—	27.4	(2.1)
Applicable deferred income taxes (benefit)	2.4	(0.3)	2.4	(0.3)	—	—
Offsets to net unrealized gains (losses)	29.8	(2.4)	2.4	(0.3)	27.4	(2.1)
Unrealized gains (losses) after offsets	$4.4	$(0.7)	$4.4	$(0.7)	$—	$—
Net unrealized gains after offsets	$3.7		$3.7		$—

Total net unrealized gains on debt and equity securities were $176.9 million (unrealized gains of $337.4 million less unrealized losses of $160.5 million). Of that net amount, $9.4 million was outside the closed block ($5.9 million after applicable deferred policy acquisition costs and deferred income taxes) and $167.5 million was in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of December 31, 2006. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 5 to our consolidated financial statements in this Form 10-K for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2006
($ in millions)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities Outside Closed Block
Total fair value	$3,514.2	$331.1	$563.6	$2,619.5
Total amortized cost	3,594.7	333.8	570.9	2,690.0
Unrealized losses	$(80.5)	$(2.7)	$(7.3)	$(70.5)
Unrealized losses after offsets	$(25.2)	$(1.2)	$(2.5)	$(21.5)
Unrealized losses over 20% of cost	$(0.1)	$—	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	1,983	207	357	1,419

Investment grade:
Unrealized losses	$(69.0)	$(2.3)	$(6.1)	$(60.6)
Unrealized losses after offsets	$(21.8)	$(1.1)	$(2.1)	$(18.6)
Unrealized losses over 20% of cost	$(0.1)	$—	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(11.5)	$(0.4)	$(1.2)	$(9.9)
Unrealized losses after offsets	$(3.4)	$(0.1)	$(0.4)	$(2.9)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity Securities Outside Closed Block
Unrealized losses	$(1.0)	$(0.8)	$(0.2)	$—
Unrealized losses after offsets	$(0.5)	$(0.4)	$(0.1)	$—
Unrealized losses over 20% of cost	$(0.6)	$(0.6)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.2)	$(0.2)	$—	$—
Number of securities	78	76	2	—

For debt securities outside of the closed block with gross unrealized losses, 86.5% of the unrealized losses after offsets pertain to investment grade securities and 13.5% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2006.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2006
($ in millions)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities Inside Closed Block
Total fair value	$2,927.9	$251.5	$627.0	$2,049.4
Total amortized cost	3,004.8	253.6	638.0	2,113.2
Unrealized losses	$(76.9)	$(2.1)	$(11.0)	$(63.8)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.2)	$—	$—	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	669	72	146	451

Investment grade:
Unrealized losses	$(69.1)	$(1.8)	$(9.6)	$(57.7)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.1)	$—	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(7.8)	$(0.3)	$(1.4)	$(6.1)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.1)	$—	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity Securities Inside Closed Block
Unrealized losses	$(2.1)	$(0.9)	$(0.8)	$(0.4)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(1.1)	$(0.5)	$(0.2)	$(0.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	178	83	73	22

For debt securities in the closed block with gross unrealized losses, 89.9% of the unrealized losses pertain to investment grade securities and 10.1% of the unrealized losses pertain to below investment grade securities at December 31, 2006.

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

Aberdeen Asset Management PLC

As of December 31, 2004, we owned 16.5% of the then outstanding shares of Aberdeen, which we sold on January 14, 2005 for net proceeds of $70.4 million which resulted in a $7.0 million after-tax realized investment loss. We also owned a $27.5 million convertible subordinated note issued by Aberdeen, which was repaid in full on November 19, 2004. These transactions completed our disposition of our direct financial interests in Aberdeen. See Note 10 to our consolidated financial statements in this Form 10-K for more information related to our investments in Aberdeen.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received. In the first quarter of 2006, we recognized an additional $6.5 million after-tax earn-out gain, and we may be entitled to additional consideration based on Lombard’s financial performance through 2006.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Year Ended December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04

Cash from continuing operations	$222.3	$439.5	$46.4	$(217.2)	$393.1
Cash from discontinued operations	21.6	4.4	14.9	17.2	(10.5)
Cash from continuing operations investing activities	691.7	886.5	133.9	(194.8)	752.6
Cash from (for) discontinued operations investing activities	(32.8)	1.2	6.5	(34.0)	(5.3)
Cash for financing activities	(799.4)	(1,465.1)	(214.6)	665.7	(1,250.5)

2006 vs. 2005

Cash from continuing operations decreased due primarily to proceeds from the sale of trading equity securities of $129.7 million in 2005 from the sale of our investments in Aberdeen and Lombard, higher policy acquisition costs of $141.4 million, lower premiums received of $91.5 million and higher benefits paid of $69.7 million. In addition, income taxes changed by $26.3 million to $0.9 million paid in 2006 compared with $25.4 million received in 2005. The decreases to cash were partially offset by increased investment income and fees received of $25.1 million and $77.1 million, respectively, and lower dividends and operating expenses paid of $58.2 million and $80.4 million, respectively.

Cash from continuing operations investing activities decreased due principally to the liquidation of the Mistic CDO in 2005, offset by lower cash generated from continuing operations in 2006 and higher sales of investments in 2006 to fund withdrawals of policyholder deposit funds (as described below in financing activities).

Cash used for financing activities decreased due primarily to collateralized obligation repayments which decreased $969.6 million, related mainly to the liquidation of the Mistic CDO, and proceeds received from the settlement of the equity units of $153.7 million. These decreases were offset by higher net withdrawals of policyholder deposit funds of $400.6 million and higher loan pay downs of $55.4 million in 2006. The increase in withdrawals of policyholder deposit funds in 2006 was due to higher surrenders of annuities invested in the general account, primarily related to discontinued products, and a $206.6 million scheduled maturity of an institutionally-placed contract.

See Note 11 to our consolidated financial statements in this Form 10-K for additional information on financing activities.

2005 vs. 2004

Cash from continuing operations increased due to proceeds of $129.7 million from the sale of trading equity securities related to Aberdeen and Lombard and to lower payments for operating expenses, policy benefits and tax refunds of $54.0 million, $357.8 million, and $24.9 million, respectively. These positive operating cash flows were partially offset by a reduction in premiums and product fees collected of $126.9 million, lower investment income received of $29.0 million and higher acquisition expenses of $23.0 million. The reduction in policy benefits paid is due primarily to scheduled withdrawals from a group of large corporate-owned life insurance contracts in 2004 that did not recur at the same level in 2005.

Cash from investing activities increased due primarily to the dissolution of the Mistic CBO, offset by higher investment purchases in 2005. See Note 14 to our consolidated financial statements in this Form 10-K for additional information on the Mistic CBO.

Cash for financing activities increased due primarily to the dissolution of the Mistic CBO, discussed above, and net withdrawals of policyholder deposit funds.

The Phoenix Companies, Inc. (parent company only)

Summary Cash Flows:	Year Ended December 31,			Changes
($ in millions)	2006	2005	2004	2006/05	2005/04

Cash from operating activities	$83.3	$26.0	$61.2	$57.3	$(35.2)
Cash for investing activities	(200.7)	(22.3)	(8.0)	(178.4)	(14.3)
Cash from (for) financing activities	147.5	(14.8)	(15.0)	162.3	0.2

2006 vs. 2005

Cash from operating activities increased due primarily to receipt of a higher dividend from our largest life insurance subsidiary.

Cash for investing activities increased due to our use of equity unit proceeds to purchase debt securities and from higher advances and loans made to subsidiaries.

Cash from financing activities increased due to the receipt of equity unit proceeds, as well as stock option exercises.

2005 vs. 2004

Cash from operating activities decreased due primarily to a decrease in dividends received from Phoenix Life of $34.5 million.

Cash for investing activities increased due to higher capital contributions made to subsidiaries.

The Phoenix Companies, Inc. Sources and Uses of Cash

Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from PXP. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid a dividend of $87.5 million during 2006 and is able to pay a dividend of $92.2 million in 2007 under this provision. See Note 22 to our consolidated financial statements in this Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

We sponsor postemployment benefit plans through pension and savings plans and postretirement health care and life insurance for employees of Phoenix Life and PXP. Funding of these obligations is provided by Phoenix Life and PXP on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 18 to our consolidated financial statements in this Form 10-K for additional information.

PXP pays interest to the holding company on its debt from the holding company. The holding company does not expect to receive dividends from PXP in the near term because this subsidiary will likely use a substantial portion of its cash flows from operations to repay intercompany debt, including debt to the holding company and interest on debt.

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

We were in compliance with all of our credit facility covenants at December 31, 2006. We obtained a waiver for our requirement to pay down the bank line with equity issuance proceeds in order to simplify the settlement of our existing equity units on February 16, 2006.

Rating agencies assign Phoenix Life financial strength ratings and assign us debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength and debt ratings as of December 31, 2006 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Senior Debt Rating of PNX

A.M. Best Company, Inc.	A (“Excellent”)	bbb (“Adequate”)
Fitch	A+ (“Strong”)	BBB+ (“Strong”)
Standard & Poor’s	A (“Strong”)	BBB (“Good”)
Moody’s	A3 (“Good”)	Baa3 (“Adequate”)

See Note 11 to our consolidated financial statements in this Form 10-K for additional information on financing activities.

See Note 24 to our consolidated financial statements in this Form 10-K for more information on our contingent liabilities.

See Note 26 to our consolidated financial statements in this Form 10-K for more information on the holding company.

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

Historically, our Life Companies have used cash flow from operations and investment activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from our reinsurance, recoveries from other retrocessionaires and investment activities. See Note 24 to our consolidated financial statements in this Form 10-K for additional information.

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

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. Our Life Companies closely monitor their liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, our Life Companies maintain investment programs intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter-term liabilities are matched with investments with short-term and medium-term fixed maturities.

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2006		2005
($ in millions)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$198.4	3%	$193.3	3%
Subject to discretionary withdrawal without adjustment	1,225.1	19%	1,556.1	23%
Subject to discretionary withdrawal with market value adjustment	515.2	8%	774.2	11%
Subject to discretionary withdrawal at contract value less surrender charge	514.9	8%	747.2	11%
Subject to discretionary withdrawal at market value	3,906.7	62%	3,581.4	52%
Total annuity contract reserves and deposit fund liability	$6,360.3	100%	$6,852.2	100%

_______

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2006, our Life Companies had approximately $12.3 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2006 were $2.3 billion.

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

On December 15, 2004, we repurchased $144.8 million of the previously $175.0 million outstanding principal amount of our 6.95% surplus notes scheduled to mature in 2006, and recognized a pre-tax loss of $10.4 million in connection with the transaction. To finance the tender, we issued $175.0 million principal of 7.15% surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs. The remaining 6.95% surplus notes were redeemed at maturity in December 2006.

During 2006, Phoenix Life paid dividends of $87.5 million to The Phoenix Companies, Inc., as Phoenix Life’s sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life’s statutory gain from operations was $131.6 million for the year ended December 31, 2006. The maximum dividend that Phoenix Life can pay in 2007 without prior approval is $92.2 million.

Phoenix Investment Partners, Ltd. (“PXP”)

PXP’s liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. PXP also requires liquidity to fund any potential acquisitions. Historically, PXP’s principal source of liquidity has been cash flow from operations. We expect that cash flow from operations will continue to be its principal source of working capital. Its current sources of liquidity also include a revolving credit facility under which it has direct borrowing rights subject to our unconditional guarantee. We believe that PXP’s current and anticipated sources of liquidity are adequate to meet its present and anticipated needs. See Note 11 to our consolidated financial statements in this Form 10-K for further details on our financing activities.

Consolidated Financial Condition

Consolidated Balance Sheet:	As of December 31,
($ in millions)	2006	2005	Change
ASSETS
Available-for-sale debt securities, at fair value	$12,696.8	$13,404.6	$(707.8)
Available-for-sale equity securities, at fair value	187.1	181.8	5.3
Mortgage loans, at unpaid principal balances	71.9	128.6	(56.7)
Venture capital partnerships, at equity in net assets	116.8	145.1	(28.3)
Policy loans, at unpaid principal balances	2,322.0	2,245.0	77.0
Other investments	308.3	310.6	(2.3)
	15,702.9	16,415.7	(712.8)
Available-for-sale debt and equity securities pledged as collateral, at fair value	267.8	304.4	(36.6)
Total investments	15,970.7	16,720.1	(749.4)
Cash and cash equivalents	404.9	301.5	103.4
Accrued investment income	215.8	225.8	(10.0)
Receivables	197.1	146.9	50.2
Deferred policy acquisition costs	1,752.7	1,556.0	196.7
Deferred income taxes	20.1	56.0	(35.9)
Other intangible assets	237.5	295.9	(58.4)
Goodwill	471.1	471.1	—
Other assets	244.7	220.7	24.0
Separate account assets	9,458.6	7,722.2	1,736.4
Total assets	$28,973.2	$27,716.2	$1,257.0

LIABILITIES
Policy liabilities and accruals	$13,494.2	$13,246.2	$248.0
Policyholder deposit funds	2,228.4	3,060.7	(832.3)
Indebtedness	685.4	751.9	(66.5)
Other liabilities	522.0	534.3	(12.3)
Non-recourse collateralized obligations	344.0	389.9	(45.9)
Separate account liabilities	9,458.6	7,722.2	1,736.4
Total liabilities	26,732.6	25,705.2	1,027.4

MINORITY INTEREST
Minority interest in net assets of consolidated subsidiaries	4.5	3.9	0.6

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,604.2	2,441.4	162.8
Deferred compensation on restricted stock units	(2.6)	(2.7)	0.1
Accumulated deficit	(111.3)	(193.1)	81.8
Accumulated other comprehensive loss	(74.7)	(59.0)	(15.7)
Treasury stock	(179.5)	(179.5)	—
Total stockholders’ equity	2,236.1	2,007.1	229.0
Total liabilities, minority interest and stockholders’ equity	$28,973.2	$27,716.2	$1,257.0

2006 vs. 2005

The fair value of debt securities decreased 5% due primarily to sales of investments related to the reduction in policyholder deposit funds, including the sale of securities related to a $206.6 million scheduled maturity of an annuity contract and an increase in interest rates for the year, which caused a decrease in the fair value of debt securities.

Mortgage loans decreased 44% due to principal pay downs and closings with no new investments in mortgage loans.

Cash increased 34% due primarily to cash from operations of $243.9 million and cash from investing operations of $658.9 million offset by cash used by financing activities of $799.4 million. The cash used for financing principally related to net policyholder deposit fund withdrawals of $832.3 million, including a $206.6 million scheduled maturity, and debt repayments of $65.0 million, partially offset by proceeds from the settlement of our equity units.

Receivables increased 34% as a result of higher receivables for unsettled investments of $28.2 million and reinsurance recoverables of $12.9 million.

Composition of Deferred Policy Acquisition Costs by Product:	As of December 31,
($ in millions)	2006	2005	Change

Variable universal life	$364.2	$353.0	$11.2
Universal life	527.1	338.4	188.7
Variable annuities	281.3	291.7	(10.4)
Fixed annuities	21.3	41.3	(20.0)
Traditional life	558.8	531.6	27.2
Total deferred policy acquisition costs	$1,752.7	$1,556.0	$196.7

Deferred policy acquisition costs increased 13% due to the deferral of policy acquisition costs of $329.2 million related primarily to universal life sales and $16.2 million related to the effect of unrealized investment losses included in other comprehensive income, offset by the amortization of deferred policy acquisition costs of $148.7 million.

Other intangible assets decreased 20% due to an impairment charge of $32.5 million and amortization of $32.0 million, partially offset by an additional intangible asset of $6.1 million related to our acquisition of the contract to manage the Insight Funds.

Separate account assets increased 22% due primarily to favorable investment performance and a large private placement annuity deposit of $886.8 million in the fourth quarter of 2006. The separate account liability increased by a corresponding amount.

Policyholder deposit funds decreased 27% due to net outflows, primarily from discontinued annuity products, and a $206.6 million scheduled maturity of an institutionally-placed annuity contract in the second quarter of 2006.

Indebtedness decreased 9% due to repayments of $25.0 million on the credit facility, $30.2 million for the surplus notes that matured in the fourth quarter of 2006 and $9.8 million on our promissory notes. See Note 11 of our consolidated financial statements in this Form 10-K for detailed information regarding financing activities.

Common stock and additional paid-in capital increased 7% due primarily to the purchase of 17.4 million shares of common stock, in connection with the settlement of the equity units, for $153.7 million.

See Note 7 to our consolidated financial statements in this Form 10-K for additional information.

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2006
($ in millions)	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Contractual Obligations Due
Indebtedness(1)	$685.9	$57.2	$153.7	$—	$475.0
Operating lease obligations	42.9	14.4	19.0	7.5	2.0
Other purchase liabilities(2)(3)	127.8	32.2	65.1	29.9	0.6
Total fixed contractual obligations	856.6	103.8	237.8	37.4	477.6
Other long-term liabilities(4)	66,188.5	2,989.5	5,154.6	5,001.8	53,042.6
Subtotal	$67,045.1	$3,093.3	$5,392.4	$5,039.2	$53,520.2
Non-recourse collateralized obligations(5)	344.0	—	—	—	344.0
Total contractual obligations	$67,389.1	$3,093.3	$5,392.4	$5,039.2	$53,864.2

Commercial Commitment Expirations
Standby letters of credit(6)	$8.7	$8.7	$—	$—	$—
Other commercial commitments(3)(7)	181.4	86.7	50.9	40.2	3.6
Total commercial commitments	$190.1	$95.4	$50.9	$40.2	$3.6

_______

(1)	Indebtedness amounts include principal only.
(2)	Other purchase liabilities relate to open purchase orders, required pension funding and other contractual obligations.
(3)	Commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.
(4)

Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by our life insurance subsidiaries. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements in this Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2006 Consolidated Balance Sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(5)

Non-recourse obligations are not direct liabilities of ours, as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 14 to our consolidated financial statements in this Form 10-K for additional information.

(6)	Our standby letters of credit automatically renew on an annual basis.
(7)

Other commercial commitments relate to venture capital partnerships ($132.2 million) and private placements ($49.2 million). The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The obligations related to private placements are all due to be funded during 2007.

Commitments Related to Recent Business Combinations

PFG Holdings, Inc. (“PFG”)

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $4.0 million during 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During 2006, 2005 and 2004, we paid $0.0 million, $3.0 million and $3.0 million, respectively, under this obligation.

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $33.8 million, $28.2 million and $16.5 million for 2006, 2005 and 2004, respectively.

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

Funded Status of Qualified and Non-Qualified	Employee Plan		Supplemental Plan
Pension Plans:	As of December 31,
($ in millions)	2006	2005	2006	2005

Plan assets, end of year	$482.9	$422.6	$—	$—
Projected benefit obligation, end of year	(522.9)	(523.0)	(126.6)	(124.6)
Plan assets less than projected benefit obligations, end of year	$(40.0)	$(100.4)	$(126.6)	$(124.6)

The changes in the projected benefit obligations of the employee plan and the supplemental plan at December 31, 2006 as compared to December 31, 2005 are principally the result of accrued service cost and interest cost.

We made payments totaling $23.9 million to the pension plan during 2006. We do not expect any required contributions in 2007.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $(79.0) million and $(72.4) million as of December 31, 2006 and 2005, respectively.

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

See Note 18 to our consolidated financial statements in this Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by
Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 14 to our consolidated financial statements in this Form 10-K for more information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,102.0 million at December 31, 2005 to $1,134.8 million at December 31, 2006. The principal factors resulting in this increase were net income, offset by dividends to the parent of $87.5 million and $30.2 million for the payoff of the surplus notes that matured in 2006. We also made pension contributions of $21.5 million.

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

At December 31, 2006, Phoenix Life’s and each of its insurance subsidiaries’ Total Adjusted Capital levels were in excess of 300% of Company Action Level.

See Note 22 to our consolidated financial statements in this Form 10-K regarding the Life Companies’ statutory financial information and regulatory matters.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At December 31, 2006 the largest of these subsidiaries had net capital of approximately $5.5 million, which is $4.5 million in excess of its required minimum net capital of $1.0 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2.61:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at December 31, 2006 and their respective net capital each exceeded the applicable regulatory minimum.

Related Party Transactions

State Farm currently owns of record more than 5% of our outstanding common stock. During the years ended December 31, 2006 and 2005, our subsidiaries incurred total compensation of $50.1 million and $37.6 million, respectively, to entities which were either subsidiaries of State Farm or owned by State Farm employees, for the sale of our insurance and annuity products. During the years ended December 31, 2006 and 2005, we made payments of $49.5 million and $37.6 million, respectively, to State Farm entities for this compensation.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages F-1 through F-2 below.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2006, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2007 annual meeting of shareholders, or the 2007 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Audit Committee Charter and Report”.

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2007.

DONA D. YOUNG, age 53, has been Chairman of the Company and Phoenix Life since April 2003, Chief Executive Officer since January 2003, President since 2000; Chief Operating Officer of the Company and Phoenix Life from February through December 2002; Executive Vice President, Individual Insurance and General Counsel of Phoenix Life from 1994 to 2000; current director of Wachovia Corporation and Foot Locker, Inc.

MICHAEL E. HAYLON , age 49, has been Senior Executive Vice President of PNX and Chief Financial Officer of PNX and Phoenix Life since February 2007. Before then, he was Executive Vice President and Chief Financial Officer of PNX and Phoenix Life since January 1, 2004. Before then, he was Executive Vice President and Chief Investment Officer of PNX and of Phoenix Life from 2002 through 2003. He joined Phoenix Life in 1990, as a Vice President, and became Senior Vice President in 1993.

GEORGE R. AYLWARD, JR., age 42, has been Senior Executive Vice President and President, Asset Management, of PNX and President of PXP since February 2007. Before then, he was Senior Vice President, Asset Management, of PNX and President of PXP since November 6, 2006. Before then, he was Senior Vice President and Chief Operating Officer, Asset Management, of PNX from 2004 to 2006 and was Chief of Staff to Mrs. Young from 2002 through 2004. He joined Phoenix in 1996 and served in several senior financial positions in its Asset Management business prior to 2002.

PHILIP K. POLKINGHORN, age 49, has been Senior Executive Vice President and President, Life and Annuity since February 2007. Before then, he was Executive Vice President, Life and Annuity since March 2004. Before then, he had served since 2001 as a Vice President of Sun Life Financial Company with responsibility for overall management of its annuity business, which it acquired from Keyport Life Insurance Company in 2001. Mr. Polkinghorn served as President of Keyport Life from 1999 until its acquisition by Sun Life. From 1996 to 1999, he served as Chief Marketing Officer for American General.

JAMES D. WEHR, age 49, has been Senior Executive Vice President and Chief Investment Officer of PNX since February 2007. Before then, he was Executive Vice President and Chief Investment Officer of PNX since February 2005. Before then, he was Senior Vice President and Chief Investment Officer of PNX and Phoenix Life since January 1, 2004. Before then, he was Senior Managing Director and Portfolio Manager of PXP from 1995 through 2003. He joined Phoenix in 1981 and held a series of increasingly senior investment positions prior to 1995.

KATHERINE P. CODY, age 41, has been Senior Vice President and Chief Accounting Officer of PNX and Phoenix Life since 2005. Before then, she was Vice President and Treasurer of PNX and Phoenix Life from 2002 to 2005. She joined Phoenix in 1994 and held a series of increasingly senior financial positions. Prior to that she was employed by PricewaterhouseCoopers LLP from 1987 to 1994.

Code of Ethics

We have a code of ethics that is applicable to all of our Company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code (our “Code of Conduct”) may be reviewed on our website at www.phoenixwm.com, in the Investor Relations section. The latest amendments to the Code of Conduct will be reflected, together with a description of the nature of any amendments, other than ones that are technical, administrative or non-substantive, on the above website. In the event we ever waive compliance with the code by our principal executive officer, our principal financial officer, or our principal accounting officer, we will disclose the waiver on that website. Copies of our code may also be obtained without charge by sending a request either by mail to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056, or by e-mail to: corporate.secretary@phoenixwm.com.

Item 11.  Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of the 2007 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of the 2007 Proxy Statement.

The information required by Item 201(d) of Regulation S-K follows.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2006 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(A)	(B)	(C)
			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise	issue price of	future issuance under
Plan Category	of outstanding options,	outstanding options,	equity compensation plans,
	warrants and rights	warrants and rights(1)	excluding securities
			reflected in Column (A)
Equity compensation plans
approved by the Company’s
shareholders:
– 2003 Restricted Stock,
Restricted Stock Unit and
Long-Term Incentive Plan(2)	3,103,101(3)	N/A	1,654,630
Equity compensation plans not
approved by the Company’s
shareholders:
– Stock Incentive Plan(4)	4,358,218(5)	$14.80	752,154
– Directors Stock Plan(6)	164,400(7)	$16.20	819,343
– Executive Employment
Agreement(9)	394,737(8)	N/A	—
Total plans not approved by
shareholders	4,917,355	$14.85	1,571,497
Total	8,020,456	$14.85	3,226,127

_______

(1)	Indebtedness amounts include principal only.
(2)	A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as an exhibit to the 2003 Proxy Statement filed by the Company with the SEC on March 21, 2003.
(3)

This figure consists of the shares underlying 429,430 RSUs that vest over time, 2,065,383 RSUs that are subject to performance contingencies and 608,287 RSUs that are subject to no contingencies (but which are not currently convertible). Included in these figures are RSUs granted to Mrs. Young in connection with her Amended and Restated Employment Agreement as described in the Form 8-K filed by the Company on May 18, 2005.

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

(5)

This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (3,510,234 of which are fully vested and 847,984 of which are subject to vesting with the passage of time).

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
(9)

A copy of the Company’s Executive Employment Agreement with Mrs. Young was filed as an exhibit to the Form 8-K filed by the Company as of January 1, 2003. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement. For all purposes other than governing the terms of the RSUs, the Executive Employment Agreement with Mrs. Young is no longer effective and has been replaced by the Amended and Restated Employment Agreement between the Company and Mrs. Young, filed as an exhibit to the 10-Q filed by the Company on August 9, 2005.

The Company’s Executive Employment Agreement with Mrs. Young provides for the issuance to her of that number of RSUs equal to the number resulting from dividing $3,000,000 by the closing price of our Common Stock on December 31, 2002 ($7.60) (i.e. 394,737 RSUs). The agreement expressly provides for the issuance of stock to Mrs. Young on a specified period of time following the termination of her employment with the Company (the period from the grant date of January 1, 2003 to that date being the “Restricted Period”). The agreement further provides that while Mrs. Young holds the RSUs, she will not have any right to transfer, vote or to direct the vote of the underlying shares of stock. The Company will credit each RSU with dividend equivalents and interest thereon, both to be distributed to Mrs. Young at the end of the Restricted Period. Dividend equivalents were reduced in 2006 to satisfy required tax withholding on vesting.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Corporate Governance”.

Item 14.  Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm”.

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
3.

Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Form 10-K. Exhibit numbers 10.1 through 10.36 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 1, 2007	By:	/s/ Dona D. Young
Dona D. Young
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 1, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon
Senior Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

Dated:	March 1, 2007	By:	/s/ Katherine P. Cody
Katherine P. Cody
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 1, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

 Chief Financial Officer

*	*
Sal H. Alfiero, Director	John H. Forsgren, Jr., Director

*	*
Martin N. Baily, Director	Ann Maynard Gray, Director

*	*
Jean S. Blackwell, Director	John E. Haire, Director

*	*
Peter C. Browning, Director	Jerry J. Jasinowski, Director

*	*
Arthur P. Byrne, Director	Thomas S. Johnson, Director

*	/s/ Dona D. Young
Sanford Cloud, Jr., Director	Dona D. Young, Chairman

*
Gordon J. Davis, Director

*By: /s/ Tracy L. Rich
Tracy L. Rich
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

  The Phoenix Companies, Inc.:

We have completed integrated audits of The Phoenix Companies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company changed the manner in which it accounts for defined pension and other postretirement plans effective December 31, 2006.

To The Board of Directors and Stockholders of
 The Phoenix Companies, Inc.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 22, 2007

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheet

($ in millions, except share data)

December 31, 2006 and 2005

	2006	2005
ASSETS:
Available-for-sale debt securities, at fair value	$12,696.8	$13,404.6
Available-for-sale equity securities, at fair value	187.1	181.8
Mortgage loans, at unpaid principal balances	71.9	128.6
Venture capital partnerships, at equity in net assets	116.8	145.1
Policy loans, at unpaid principal balances	2,322.0	2,245.0
Other investments	308.3	310.6
	15,702.9	16,415.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	267.8	304.4
Total investments	15,970.7	16,720.1
Cash and cash equivalents	404.9	301.5
Accrued investment income	215.8	225.8
Receivables	197.1	146.9
Deferred policy acquisition costs	1,752.7	1,556.0
Deferred income taxes	20.1	56.0
Intangible assets	237.5	295.9
Goodwill	471.1	471.1
Other assets	244.7	220.7
Separate account assets	9,458.6	7,722.2
Total assets	$28,973.2	$27,716.2

LIABILITIES:
Policy liabilities and accruals	$13,494.2	$13,246.2
Policyholder deposit funds	2,228.4	3,060.7
Indebtedness	685.4	751.9
Other liabilities	522.0	534.3
Non-recourse collateralized obligations	344.0	389.9
Separate account liabilities	9,458.6	7,722.2
Total liabilities	26,732.6	25,705.2

COMMITMENTS AND CONTINGENCIES (NOTES 23, 24 & 25)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.5	3.9

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,001,730 and 106,429,147 shares issued	1.3	1.1
Additional paid-in capital	2,602.9	2,440.3
Deferred compensation on restricted stock units	(2.6)	(2.7)
Accumulated deficit	(111.3)	(193.1)
Accumulated other comprehensive loss	(74.7)	(59.0)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,236.1	2,007.1
Total liabilities, minority interest and stockholders’ equity	$28,973.2	$27,716.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Income and Comprehensive Income

($ in millions, except per share data)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
REVENUES:
Premiums	$839.7	$928.7	$990.6
Insurance and investment product fees	577.1	514.7	534.9
Broker-dealer commission and distribution fee revenues	32.5	28.7	56.9
Investment income, net of expenses	1,052.2	1,102.6	1,075.7
Unrealized gain on trading equity securities	—	—	85.9
Net realized investment gains (losses)	76.5	34.2	(0.8)
Total revenues	2,578.0	2,608.9	2,743.2

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,331.5	1,376.7	1,422.2
Policyholder dividends	399.1	364.4	404.7
Policy acquisition cost amortization	148.7	132.1	110.2
Intangible asset amortization	32.0	33.8	33.8
Intangible impairment	32.5	10.6	—
Interest expense on indebtedness	49.2	46.6	40.8
Interest expense on non-recourse collateralized obligations	18.7	29.4	33.6
Other operating expenses	422.5	477.9	560.7
Total benefits and expenses	2,434.2	2,471.5	2,606.0
Income from continuing operations before income taxes, minority interest and equity in earnings of affiliates	143.8	137.4	137.2
Applicable income tax expense	43.3	27.7	40.5
Income from continuing operations before minority interest and equity in earnings of affiliates	100.5	109.7	96.7
Minority interest in net income of consolidated subsidiaries	(0.6)	(0.6)	—
Equity in undistributed losses of affiliates	—	—	(10.4)
Income from continuing operations	99.9	109.1	86.3
Income (loss) from discontinued operations	—	(0.7)	0.1
Net income	$99.9	$108.4	$86.4

EARNINGS PER SHARE:
Earnings from continuing operations – basic	$0.90	$1.15	$0.91
Earnings from continuing operations – diluted	$0.88	$1.06	$0.86
Net earnings – basic	$0.90	$1.14	$0.91
Net earnings – diluted	$0.88	$1.06	$0.86
Basic weighted-average common shares outstanding (in thousands)	110,932	95,045	94,676
Diluted weighted-average common shares outstanding (in thousands)	113,181	102,438	100,775

COMPREHENSIVE INCOME:
Net income	$99.9	$108.4	$86.4
Other comprehensive income (loss)	13.9	(117.0)	(5.7)
Comprehensive income (loss)	$113.8	$(8.6)	$80.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Cash Flows

($ in millions)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Premiums collected	$829.1	$920.6	$993.9
Insurance and investment product fees collected	624.7	547.6	601.2
Investment income collected	998.2	973.1	1,002.1
Proceeds from sale of trading securities	—	129.7	—
Policy benefits paid, excluding policyholder dividends	(1,085.6)	(1,015.9)	(1,373.7)
Policyholder dividends paid	(339.8)	(398.0)	(395.9)
Policy acquisition costs paid	(329.1)	(187.7)	(164.7)
Interest expense on indebtedness paid	(44.8)	(42.3)	(37.3)
Interest expense on collateralized obligations paid	(17.8)	(20.9)	(33.6)
Other operating expenses paid	(411.7)	(492.1)	(546.1)
Income taxes (paid) refunded	(0.9)	25.4	0.5
Cash from continuing operations	222.3	439.5	46.4
Discontinued operations, net	21.6	4.4	14.9
Cash from operating activities	243.9	443.9	61.3
INVESTING ACTIVITIES:
Investment purchases (Note 10)	(5,242.0)	(4,860.1)	(4,163.9)
Investment sales, repayments and maturities (Note 10)	5,933.0	4,804.5	4,220.7
Debt and equity securities pledged as collateral purchases	—	—	(17.2)
Debt and equity securities pledged as collateral sales	26.5	956.0	97.0
Subsidiary purchases	(6.1)	(16.0)	(36.9)
Subsidiary sales	—	10.7	17.1
Premises and equipment additions	(19.7)	(25.9)	(9.3)
Premises and equipment disposals	—	17.3	26.4
Discontinued operations, net	(32.8)	1.2	6.5
Cash from investing activities	658.9	887.7	140.4
FINANCING ACTIVITIES:
Policyholder deposit fund deposits	638.6	609.6	917.3
Policyholder deposit fund withdrawals	(1,470.9)	(1,041.3)	(1,067.6)
Other indebtedness proceeds	—	—	196.6
Indebtedness repayments	(65.0)	(9.6)	(155.2)
Common stock issued for equity units stock purchase contracts	153.7	—	—
Collateralized obligations repayments	(39.5)	(1,009.1)	(90.8)
Common stock dividends paid	(18.1)	(15.2)	(15.1)
Proceeds from stock options exercised	1.8	0.5	0.2
Cash for financing activities	(799.4)	(1,465.1)	(214.6)
Change in cash and cash equivalents	103.4	(133.5)	(12.9)
Cash and cash equivalents, beginning of year	301.5	435.0	447.9
Cash and cash equivalents, end of year	$404.9	$301.5	$435.0

Included in cash and cash equivalents above is cash pledged as collateral of $3.1 million, $15.2 million, and $61.0 million at December 31, 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
COMMON STOCK:
Balance, beginning of year	$1.1	$1.1	$1.1
Common shares issued	0.2	—	—
Balance, end of year	$1.3	$1.1	$1.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,437.6	$2,431.5	$2,427.7
Compensation expense recognized on restricted stock units	7.8	3.7	2.6
Conversion of restricted stock units to common shares, net	(3.2)	—	—
Stock options awarded as compensation	2.8	1.9	1.0
Stock options exercised	1.8	0.5	0.2
Common shares issued on settlement of equity units	153.5	—	—
Balance, end of year	$2,600.3	$2,437.6	$2,431.5

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of year	$(193.1)	$(285.6)	$(355.3)
Net income	99.9	108.4	86.4
Excess of cost over fair value of common shares contributed to employee savings plan	—	(0.7)	(1.6)
Common stock dividend declared ($0.16 per share)	(18.1)	(15.2)	(15.1)
Balance, end of year	$(111.3)	$(193.1)	$(285.6)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(59.0)	$58.0	$63.7
Other comprehensive income (loss)	13.9	(117.0)	(5.7)
Adjustment for initial application of SFAS 158 (Notes 2 and 18)	(29.6)	—	—
Balance, end of year	$(74.7)	$(59.0)	$58.0

TREASURY STOCK, AT COST:
Balance, beginning of year	$(179.5)	$(182.6)	$(189.4)
Common shares contributed to employee savings plan	—	3.1	6.8
Balance, end of year	$(179.5)	$(179.5)	$(182.6)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of year	$2,007.1	$2,022.4	$1,947.8
Change in stockholders’ equity	229.0	(15.3)	74.6
Stockholders’ equity, end of year	$2,236.1	$2,007.1	$2,022.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Consolidated Financial Statements

($ in millions, except per share and per unit data)

Years Ended December 31, 2006, 2005 and 2004

1.  Organization and Description of Business

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company the company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company, or Phoenix Home Life.

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc., or PNX, and changed its name to Phoenix Life Insurance Company.

The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd, or PXP. We are a manufacturer of life insurance, annuity and investment products. We provide these products and services through a wide variety of third-party financial professionals and institutional consultants.

2.  Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 14 to these financial statements. Significant intercompany balances and transactions have been eliminated. We have reclassified certain amounts for 2005 and 2004 to conform with the 2006 presentation.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities.

Adoption of new accounting standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158. Additional minimum pension liabilities, or AML, and related intangible assets are derecognized upon adoption of the new standard. SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans. This guidance is effective for fiscal years ending after December 15, 2006. The new guidance also requires that the plan assets and benefit obligation be measured as of

2.  Basis of Presentation and Significant Accounting Policies (continued)

the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 as of December 31, 2006. The effect, as of that date, has increased assets by $9.8 million, increased liabilities by $39.4 million and decreased equity, through accumulated other comprehensive income, by $29.6 million. See Note 18 to these financial statements for additional information related to employee benefit plans.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. We adopted SAB 108 on December 31, 2006 with no effect to the financial statements.

Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets. Our adoption of SFAS 155 did not have a material effect on our financial statements.

Effective January 1, 2006, we adopted FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our consolidated financial statements.

Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. In addition, the accounting for certain grants of equity awards to individuals who are retirement eligible on the date of grant has been clarified. SFAS 123(R) states that an employee’s share based award becomes vested at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition. Accordingly, awards granted to retirement eligible employees are not contingent on satisfying a service condition and, therefore, are recognized at fair value on the date of the grant. Additionally, the period over which cost is recognized for awards granted to those who become retirement eligible before the vesting date, will be from the grant date to the retirement eligible date rather than to the vesting date.

While prior to the issuance of SFAS 123(R) recognition of such costs at fair value was optional, we elected to do so for all share-based compensation that we awarded after December 31, 2002. Accordingly, our adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements. Upon our adoption of fair value accounting for stock-based compensation in 2003, we used the prospective method of transition provided by the new standard, which resulted in expense recognition for stock options awarded after December 31, 2002.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for stock-based compensation awarded prior to December 31, 2002, follow:

Pro forma Net Income and	Year Ended
Earnings Per Share:	December 31,
($ amounts in millions, except per share data)	2005	2004

Net income, as reported	$108.4	$86.4
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	1.6	0.7
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(3.9)	(5.2)
Pro forma net income	$106.1	$81.9

Basic earnings per share:
As reported	$1.14	$0.91
Pro forma	$1.12	$0.87
Diluted earnings per share:
As reported	$1.06	$0.86
Pro forma	$1.04	$0.81

Under the fair value method, all awards made prior to December 31, 2002 would have been fully expensed by December 31, 2005. Accordingly, there is no pro forma effect on 2006 net income.

Valuation and related assumption information used for the options granted include these key variables: weighted-average expected volatility, weighted-average risk-free interest rate and weighted-average common share dividend yield. See Note 19 to these financial statements for additional information related to share-based compensation.

Effective January 1, 2004, we adopted the American Institute of Certified Public Accountants, or AICPA, Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our consolidated financial statements.

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

In January 2003, a new accounting standard was issued, FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that interprets the existing standards on consolidation. FIN 46 was subsequently reissued as FIN 46(R) in December 2003, with FIN 46(R) providing additional interpretation as to existing standards on consolidation. FIN 46(R) clarifies the application of standards of

2.  Basis of Presentation and Significant Accounting Policies (continued)

consolidation to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (variable interest entities). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among all parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. As required under the original standard, on February 1, 2003, we adopted the new standard for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtained an interest after January 31, 2003. In addition, as required by the revised standard, on December 31, 2003 we adopted FIN 46(R) for Special Purpose Entities, or SPEs, in which we hold a variable interest that we acquired prior to February 1, 2003. The effect of our adoption of the foregoing provisions of FIN 46(R) is described further in Note 14 to these financial statements. FIN 46(R) requires our application of its provisions to non-SPE variable interest entities for periods ending after March 15, 2004. The adoption of FIN 46(R) for our non-SPE variable interest entities did not have a material effect on our consolidated financial statements.

Accounting standards not yet adopted

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is expected to have an impact on our financial statements; however, the timing for adoption and impact has not yet been determined.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2006. We anticipate that FIN 48 will not have a material effect on GAAP equity as of January 1, 2007.

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt this standard effective January 1, 2007 and do not expect it to have a material effect on our financial position and results of operations.

2.  Basis of Presentation and Significant Accounting Policies (continued)

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156. SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007. We will adopt this standard effective January 1, 2007 and do not expect it to have a material impact on our financial position and results of operations.

Significant accounting policies

Investments

Debt and equity securities

Our debt and equity securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities). We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of other comprehensive income, net of the closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable deferred income taxes.

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

Mortgage loans

We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired mortgages. We consider a mortgage loan to be impaired if we believe it is probable that we will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. We do not accrue interest income on impaired mortgage loans when the likelihood of collection is doubtful. We estimate the fair value of mortgage loans by discounting the present value of scheduled loan payments. We base the discount rate on the comparable U.S. Treasury rates for loan durations plus spreads of 100 to 880 basis points, depending on our internal quality ratings of the loans. For in-process-of-foreclosure or defaulted loans, we estimate fair value as the lower of the underlying collateral value or the loan balance.

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

Policy loans

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

Other investments

Other investments primarily include leveraged lease investments and other partnership and joint venture interests. Leveraged lease investments represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. Investment income is calculated using the interest method and is recognized only in periods in which the net investment is positive. Other partnership and joint venture interests in which we do not have control or a majority ownership interest are recorded using the equity method of accounting. These investments include affordable housing, mezzanine and other partnership interests. We record the net income from investments in partnerships and joint ventures in net investment income.

Derivative instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change and foreign currency risk. We also use derivative instruments to economically hedge our exposure on guaranteed minimum benefits offered on certain of our variable products. We recognize derivative instruments on the balance sheet at fair value. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, on the balance sheet, excluding embedded derivatives. Embedded derivatives are recorded on the balance sheet with the associated host contract.

We do not designate the purchased derivatives related to guaranteed minimum benefits as hedges for accounting purposes. For other derivatives, we designate each instrument according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the change in the value of the derivative instruments and the change in value of the hedged investment. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains (losses). If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

Changes in the fair value of derivatives that are designated and qualify as foreign currency hedges are recorded in either current period earnings or accumulated other comprehensive income, depending on whether the hedged transaction is a fair value hedge or cash flow hedge. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains (losses).

Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in net realized investment gains (losses) in the period incurred.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with maturities of three months or less when purchased.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our 1997 acquisition of the Confederation Life business, we recognized an asset for the present value of future profits representing the present value of estimated net cash flows embedded in the existing contracts acquired. This asset is included in deferred policy acquisition costs.

We amortize deferred policy acquisition costs and present value of future profits based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross profits, or EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

2.  Basis of Presentation and Significant Accounting Policies (continued)

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency and expenses. Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be adjusted to reflect such change. This process is known as “unlocking”. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Goodwill and other intangible assets

We do not record amortization expense on goodwill and other intangible assets with indefinite lives, but we record amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. In conjunction with our conversion to a wholly owned structure in 2005, we consolidated our asset management related goodwill into a single reporting unit for purposes of impairment testing. To test for goodwill impairment, we calculate the fair value of the reporting unit based on the sum of a multiple of revenue plus the fair value of the unit’s tangible net assets. To test for impairment of indefinite-lived intangible assets, we calculate the fair value of assets as a multiple of revenue. We calculate the fair value of definite-lived intangible assets based on their projected cash flows. We compare the calculated fair value to the recorded values and record an impairment, if warranted. Each quarter, we also evaluate the remaining useful life of definite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Amortization expense for definite-lived intangible assets is calculated on a straight-line basis.

Premises and equipment

Premises and equipment, consisting primarily of office buildings occupied by us, are stated at cost less accumulated depreciation and amortization. We depreciate buildings on the straight-line method over 10 to 45 years and equipment primarily on a modified accelerated method over three to 10 years. We amortize leasehold improvements over the terms of the related leases.

Separate account assets and liabilities

Separate account assets and liabilities related to policyholder funds are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Fees assessed to the contractholders for management services are included in revenues when services are rendered.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Policy liabilities and accruals

Policy liabilities and accruals includes future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future benefit liabilities for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Certain contracts may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the excess benefits and recognizing the excess ratably over the accumulation period based on total expected assessments.

Policyholder deposit funds

Amounts received as payment for certain universal life contracts, deferred annuities and other contracts without life contingencies are reported as deposits to Policyholder deposit funds. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against the policyholder that is refundable. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date.

Contingent liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonable estimable.

Demutualization and closed block

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

Investments pledged as collateral and non-recourse collateralized obligations

Collateralized obligations for which PXP is the sponsor and actively manages the assets, where we are deemed to be a primary beneficiary as a result of our variable interests, are consolidated in our financial statements.

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

Revenue recognition

We recognize premiums for participating life insurance products and other long-duration life insurance products as revenue when due from policyholders. We recognize life insurance premiums for short-duration life insurance products as premium revenue pro rata over the related contract periods. We match benefits, losses and related expenses with premiums over the related contract periods.

Amounts received as payment for interest sensitive life contracts, deferred annuities and other contracts without life contingencies are considered deposits and are not included in revenue. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts. Related benefit expenses include universal life benefit claims in excess of fund values, net investment income credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

Investment product fees

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

Mutual fund ancillary fees consist of distribution fees, administrative fees, shareholder service agent fees, fund accounting fees, dealer concessions and underwriter fees. These fees are earned based on average assets and number of accounts. Dealer concessions and underwriting fees earned (net of related expenses) from the distribution and sale of affiliated mutual fund shares and other securities are recorded on a trade date basis.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Net investment income and net realized investment gains (losses)

We recognize realized investment gains (losses) on asset dispositions on a first-in, first-out basis. We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. We adjust the cost basis of these written down investments to fair value at the date the determination of impairment is made and do not change the new cost basis for subsequent recoveries in value. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•	the extent and the duration of the decline;
•	the reasons for the decline in value (credit event, interest related or market fluctuations);
•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and
•	the financial condition of and near term prospects of the issuer.

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

Pension and other postemployment benefits

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

3.  Business Combinations and Dispositions

Harris Insight Funds

On May 18, 2006, we acquired the rights to advise, distribute and administer the Harris Insight® Funds, now known as the Insight Funds from Harris Investment Management, Inc., or Harris. Harris continues to manage the majority of the Insight Funds as subadviser. The acquisition of the Insight Funds rights added $8.6 billion to assets under management at December 31, 2006.

Phoenix National Insurance Company

Effective December 30, 2005, we sold 100% of the common stock we held in Phoenix National Insurance Company. This transaction was not material to our consolidated financial statements.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR. In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder plus deferred interest was paid on January 2, 2007. The interest rate on the notes was 4.75%.

Seneca Capital Management

On May 2, 2005, we completed the acquisition of the minority interest in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%. The effect of this acquisition was not material to our consolidated financial statements.

The mandatorily redeemable noncontrolling interests in our less than wholly owned asset management subsidiaries were subject to certain agreements, which were executed at the time of the acquisition. Upon acquisition of the remaining outstanding mandatorily redeemable interests, any previous rights under these agreements were nullified. We recorded $77.6 million and $15.2 million of additional redemption or purchase price in 2005 and 2004, respectively, related to the redemption of noncontrolling membership interests that existed at the time of acquisition with certain of our majority-owned subsidiaries.

Aberdeen Asset Management, PLC

On January 14, 2005, we closed the sale of our equity holdings in Aberdeen Asset Management PLC, or Aberdeen, a United Kingdom-based asset management company, for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million, in our 2005 consolidated statement of operations. This sale completed our disposition of our direct financial interests in Aberdeen.

On November 19, 2004, we received payment in full of a $27.5 million convertible subordinated note issued by Aberdeen. Concurrently we relinquished our contractual right to one of two Aberdeen board seats we held related to our 16.5% equity interest in Aberdeen, at which point we concluded that in our judgment, we no longer had the ability to significantly influence Aberdeen’s operations. Accordingly, effective November 19, 2004, we changed our method of accounting for our equity holdings in Aberdeen from the equity method of accounting to the fair value method of accounting under SFAS 115, Accounting for Investments in Debt and Equity Securities. Based on our intent to sell our equity holdings in Aberdeen in the near-term, we designated our equity holdings as trading securities under the fair value method of accounting. Under the fair value method, the changes in fair value, based on the underlying value of Aberdeen’s shares as traded on the London Stock Exchange, as compared to our carrying value under the equity method are presented as an after-tax realized investment gain of $55.1 million in our consolidated statement of operations for the year ended December 31, 2004. In addition, our 2004 income from continuing operations include a $14.7 million after-tax, non-cash charge related to the accounting for our

3.  Business Combinations and Dispositions (continued)

proportionate share of Aberdeen’s December 2004 settlement of alleged misselling activities with the United Kingdom’s Financial Services Authority. This charge has been accounted for by us under the equity method of accounting as it pre-dates our November 19, 2004 change in accounting for Aberdeen from the equity method to the fair value method. See Note 10 to these financial statements for more information on our holdings in Aberdeen.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. We realized an after-tax gain of $9.3 million in the first quarter of 2005 related to this sale, including earn-out consideration received. In the first quarter of 2006, we recognized an additional $6.5 million after-tax earn-out gain, and we may be entitled to additional consideration based on Lombard’s financial performance through 2006.

W.S. Griffith Securities, Inc. and Main Street Management Company

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL. As part of the transaction, advisors affiliated with W.S. Griffith Securities, Inc., or Griffith, and Main Street Management Company, or Main Street, had the opportunity to move to LPL as independent registered representatives. Insurance and investment product fees, net of eliminations, for these operations were $32.0 million in 2004. Direct expenses, net of deferrals, for these operations were $38.7 million in 2004. There were no revenues and expenses for these operations included in our 2006 and 2005 consolidated financial statements.

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

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $4.0 million during 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. During 2006, 2005 and 2004, we paid $0.0 million, $3.0 million and $3.0 million, respectively, under this obligation.

4.  Business Segments

We are a manufacturer of insurance, annuity and investment management products. We provide products and services through a wide variety of third-party financial professionals and institutional consultants.

We have two reportable operating segments—Life and Annuity and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure as well as interest expense and indebtedness are included in Corporate and Other. Through December 31, 2005, we also reported a Venture Capital segment. Effective January 1, 2006, the Venture Capital segment was eliminated as further described below.

4.  Business Segments (continued)

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three years ended December 31, 2006. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

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

Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage structured finance products, including collateralized debt obligations backed by portfolios of assets, for example, public high yield bonds, mortgage-backed and asset-backed securities or bank loans. See Note 14 to these financial statements for additional information.

Our investment management services are provided by wholly owned managers as well as unaffiliated managers through sub-advisory agreements. We provide managers with consolidated distribution and administrative support, thereby allowing each manager to focus on investment management. We monitor the quality of the managers’ products by assessing their performance, style consistency and the discipline with which they apply their investment processes.

We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. Excess investment income on debt and equity securities pledged as collateral represent investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment product fees for segment reporting purposes only.

The Venture Capital segment included our equity share in the operating income and the realized and unrealized investment gains of our venture capital partnership investments held in the general account of Phoenix Life, but outside the closed block. In October 2005, we entered into an agreement to sell approximately three-quarters of the assets in our Venture Capital segment. As a result of the transaction, the Venture Capital segment was eliminated, effective January 1, 2006, and earnings from the remaining assets are now allocated to the Life and Annuity segment. We provide more information on this segment in Note 10 to these financial statements.

Corporate and Other includes corporate operations that are not allocated to business segments. Corporate operations consist primarily of:

•	interest expense;
•	wind-down businesses which include group pension, guaranteed investment contract business and international operations that do not meet the criteria to be separately disclosed; and
•

investment income on debt and equity securities pledged as collateral, as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor.

The accounting policies of the reportable operating segments are the same as those described in our Significant Accounting Policies in Note 2 to these financial statements. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

4.  Business Segments (continued)

In managing our business, we analyze segment performance on the basis of “operating income” which does not equate to “net income” as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by the Company to evaluate performance, allocate resources and manage our operations.

Operating income is calculated by excluding realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments. The size and timing of realized investment gains and losses are often subject to our discretion. Certain other items are also excluded from operating income if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income in accordance with GAAP, we believe that operating income, and measures that are derived from or incorporate operating income, are appropriate measures that are useful to investors because they identify the earnings attributable to the ongoing operations of the business.

The criteria used to identify an item that will be excluded from operating income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a change in regulatory requirements, or relates to other unusual circumstances. Items excluded from operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Operating income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies. However, the Company believes that the presentation of operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our business.

Segment Information on Assets:	As of December 31,
($ in millions)	2006	2005
Segment Assets
Life and annuity segment	$27,132.9	$25,868.1
Asset management segment	781.0	825.0
Venture capital segment	—	71.7
Corporate and other	1,027.5	930.6
Net assets of discontinued operations (Note 21)	31.8	20.8
Total assets	$28,973.2	$27,716.2

4.  Business Segments (continued)

Segment Information on Revenues and Income:	Year Ended December 31,
($ in millions)	2006	2005	2004
Segment Revenues
Life and annuity segment	$2,242.0	$2,276.3	$2,312.8
Asset management segment	210.4	230.2	266.7
Elimination of inter-segment revenues	9.8	9.4	5.9
Venture capital segment	—	14.8	19.3
Corporate and other	39.3	44.0	53.4
Unrealized gain on trading equity securities	—	—	85.9
Net realized investment gains (losses)	76.5	34.2	(0.8)
Total revenues	$2,578.0	$2,608.9	$2,743.2

Results of Operations by Segment as Reconciled to	Year Ended December 31,
Consolidated Net Income:	2006	2005	2004
($ in millions)
Life and annuity segment	$213.7	$192.5	$142.8
Asset management segment	(28.6)	(10.5)	0.1
Venture capital segment	—	14.8	19.3
Corporate and other	(60.3)	(69.6)	(59.1)
Less: applicable income taxes	36.6	25.5	22.5
Income (loss) from discontinued operations	—	(0.7)	0.1
Realized investment gains (losses), net of income taxes and other offsets	20.8	19.8	(7.2)
Unrealized gains on equity investment in Aberdeen, net of income taxes	—	—	55.9
Share of Aberdeen extraordinary charge for FSA settlement, net of income taxes	—	—	(14.7)
Restructuring and other costs, net of income taxes	(9.1)	(12.4)	(21.9)
Surplus notes tender costs, net of income taxes	—	—	(6.4)
Net income	$99.9	$108.4	$86.4

Life and annuity segment

Segment information on assets and segment income follows:

Life and Annuity Segment Assets:	As of December 31,
($ in millions)	2006	2005

Investments	$15,342.1	$16,061.2
Cash and cash equivalents	201.8	173.8
Accrued investment income	205.4	213.4
Receivables	119.6	95.2
Deferred policy acquisition costs	1,752.7	1,556.0
Goodwill	16.8	16.8
Other general account assets	35.9	30.7
Separate accounts	9,458.6	7,721.0
Total segment assets	$27,132.9	$25,868.1

4.  Business Segments (continued)

Life and Annuity Segment Income:	Year Ended December 31,
($ in millions)	2006	2005	2004

Premiums	$839.7	$928.7	$990.6
Insurance and investment product fees	401.4	319.9	296.9
Broker-dealer commission and distribution fee revenues	—	—	28.8
Net investment income	1,000.9	1,027.7	996.5
Total segment revenues	2,242.0	2,276.3	2,312.8
Policy benefits, including policyholder dividends	1,675.9	1,746.1	1,814.8
Policy acquisition cost amortization	152.1	114.5	110.6
Other operating expenses	200.3	223.2	244.6
Total segment benefits and expenses	2,028.3	2,083.8	2,170.0
Segment income before income taxes	213.7	192.5	142.8
Allocated income taxes	67.9	51.3	36.4
Segment income	145.8	141.2	106.4
Net realized investment gains (losses), net of income taxes and other offsets	(1.0)	22.7	(2.5)
Restructuring charges, net of income taxes	—	(0.1)	(7.3)
Segment net income	$144.8	$163.8	$96.6

Life and Annuity Segment Revenues by Product:	Year Ended December 31,
($ in millions)	2006	2005	2004
Premiums
Term life insurance	$19.7	$15.6	$13.7
Other life insurance	13.8	14.1	14.4
Total, non-participating life insurance	33.5	29.7	28.1
Participating life insurance	806.2	899.0	962.5
Total premiums	839.7	928.7	990.6
Insurance and investment product fees
Variable universal life insurance	112.1	116.3	111.2
Universal life insurance	215.8	131.0	113.0
Other life insurance	0.3	0.2	3.5
Total, life insurance	328.2	247.5	227.7
Annuities	73.2	72.4	69.2
Total insurance and investment product fees	401.4	319.9	296.9
Broker-dealer commission and distribution fee revenues	—	—	28.8
Net investment income	1,000.9	1,027.7	996.5
Segment revenues	$2,242.0	$2,276.3	$2,312.8

Broker-dealer commissions were related to our retail affiliated broker-dealer operations, which we sold May 31, 2004 as further described in Note 3 to these financial statements.

4.  Business Segments (continued)

Asset management segment

Asset Management Segment Assets:	As of December 31,
($ in millions)	2006	2005

Investments	$13.5	$12.2
Cash and cash equivalents	33.8	23.8
Receivables	31.9	28.1
Intangible assets	237.5	295.9
Goodwill	454.3	454.3
Other assets	10.0	10.7
Total segment assets	$781.0	$825.0

Asset Management Segment Income:	Year Ended December 31,
($ in millions)	2006	2005	2004

Investment product fees	$176.4	$199.9	$237.9
Broker-dealer commission and distribution fee revenues	32.5	28.7	28.0
Net investment income	1.5	1.6	0.8
Total segment revenues	210.4	230.2	266.7
Intangible asset amortization	32.0	33.2	33.8
Intangible asset impairments	32.5	10.6	—
Other operating expenses	174.5	196.9	232.8
Total segment expenses	239.0	240.7	266.6
Segment income (loss) before income taxes	(28.6)	(10.5)	0.1
Allocated income taxes (benefit)	(10.7)	(4.7)	2.3
Segment loss	(17.9)	(5.8)	(2.2)
Net realized investment gains (losses), net of income taxes	0.8	(0.3)	1.8
Restructuring charges, net of income taxes	(8.7)	(8.3)	(1.2)
Segment net loss	$(25.8)	$(14.4)	$(1.6)

In 2006, 2005 and 2004, our Asset Management segment incurred restructuring charges primarily in connection with organizational and employment-related costs of $13.6 million ($8.7 million after-tax), $13.0 million ($8.3 million after-tax) and $1.9 million ($1.2 million after-tax), respectively.

5.  Demutualization and Closed Block

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

5.  Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2006	2005	Inception

Debt securities	$7,000.5	$6,992.0	$4,773.1
Equity securities	120.5	95.4	—
Mortgage loans	66.5	109.9	399.0
Venture capital partnerships	97.9	73.4	—
Policy loans	1,346.6	1,349.2	1,380.0
Other invested assets	85.5	69.3	—
Total closed block investments	8,717.5	8,689.2	6,552.1
Cash and cash equivalents	66.3	87.0	—
Accrued investment income	112.8	118.2	106.8
Receivables	46.7	40.9	35.2
Deferred income taxes	329.8	328.0	389.4
Other closed block assets	19.9	24.9	6.2
Total closed block assets	9,293.0	9,288.2	7,089.7
Policy liabilities and accruals	9,798.8	9,815.8	8,301.7
Policyholder dividends payable	331.7	338.9	325.1
Policyholder dividend obligation	326.9	334.1	—
Other closed block liabilities	47.9	53.8	12.3
Total closed block liabilities	10,505.3	10,542.6	8,639.1
Excess of closed block liabilities over closed block assets	$1,212.3	$1,254.4	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Year Ended
Policyholder Dividend Obligations:	From	December 31,
($ in millions)	Inception	2006	2005
Closed block revenues
Premiums	$6,838.9	$786.5	$881.6
Net investment income	3,868.4	540.7	556.5
Net realized investment losses	(72.8)	40.2	(21.9)
Total revenues	10,634.5	1,367.4	1,416.2
Policy benefits, excluding dividends	7,246.3	898.6	980.1
Other operating expenses	72.8	6.3	8.6
Total benefits and expenses, excluding policyholder dividends	7,319.1	904.9	988.7
Closed block contribution to income before dividends and income taxes	3,315.4	462.5	427.5
Policyholder dividends	2,762.4	398.5	363.7
Closed block contribution to income before income taxes	553.0	64.0	63.8
Applicable income taxes	193.4	22.0	22.2
Closed block contribution to income	$359.6	$42.0	$41.6

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,807.6	$398.5	$363.7
Policyholder dividends provided through other comprehensive income	167.9	(73.7)	(194.9)
Additions to policyholder dividend liabilities	2,975.5	324.8	168.8
Policyholder dividends paid	(2,642.0)	(339.2)	(397.2)
Increase (decrease) in policyholder dividend liabilities	333.5	(14.4)	(228.4)
Policyholder dividend liabilities, beginning of period	325.1	673.0	901.4
Policyholder dividend liabilities, end of period	658.6	658.6	673.0
Less: Policyholder dividends payable, end of period	331.7	331.7	(338.9)
Policyholder dividend obligation, end of period	$326.9	$326.9	$334.1

6.  Reinsurance

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

•	We reinsure 80% to 90% of the mortality risk on certain new issues of term life insurance.
•	In 2006, we entered into an agreement to reinsure 50% of policies issued from July 1, 2002 through December 31, 2005 with a net amount at risk of $2.0 million or more.
•

We reinsure 100% of guaranteed minimum death benefits on a block of variable deferred annuities issued between January 1, 1996 and December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefits risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

Direct Business and Reinsurance in Continuing Operations:	Year Ended December 31,
($ in millions)	2006	2005	2004

Direct premiums	$917.5	$994.7	$1,043.3
Premiums assumed from reinsureds	13.7	14.0	13.8
Premiums ceded to reinsurers	(91.5)	(80.0)	(66.5)
Premiums	$839.7	$928.7	$990.6
Percentage of amount assumed to net premiums	1.6%	1.5%	1.4%

Direct policy benefits incurred	$486.4	$440.1	$416.3
Policy benefits assumed from reinsureds	14.8	8.2	3.9
Policy benefits ceded to reinsurers	(64.8)	(56.4)	(52.9)
Policy benefits	$436.4	$391.9	$367.3

Direct life insurance in force	$143,120.6	$133,990.2	$126,367.9
Life insurance in force assumed from reinsureds	1,838.7	1,810.5	1,759.5
Life insurance in force ceded to reinsurers	(90,812.5)	(83,144.7)	(80,040.1)
Life insurance in force	$54,146.8	$52,656.0	$48,087.3
Percentage of amount assumed to net insurance in force	3.4%	3.4%	3.7%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, withdrawals and policyholder dividends, which total $1,239.5 million, $1,354.2 million and $1,447.5 million, net of reinsurance, for the years ended December 31, 2006, 2005 and 2004, respectively.

6.  Reinsurance (continued)

Irrevocable letters of credit aggregating $52.9 million at December 31, 2006 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

7.  Deferred policy acquisition costs

Deferred Policy Acquisition Costs:	Year Ended December 31,
($ in millions)	2006	2005	2004

Policy acquisition costs deferred	$329.2	$187.7	$164.7
Costs amortized to expenses:
Recurring costs	(152.1)	(114.5)	(110.6)
Decrease related to realized investment gains (losses)	3.4	(17.6)	0.4
Offsets to net unrealized investment gains or losses included in other comprehensive income (Note 17)	16.2	70.5	7.7
Change in deferred policy acquisition costs	196.7	126.1	62.2
Deferred policy acquisition costs, beginning of year	1,556.0	1,429.9	1,367.7
Deferred policy acquisition costs, end of year	$1,752.7	$1,556.0	$1,429.9

Upon completion of a study during the fourth quarter of 2006, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include expected mortality and lapse experience, investment margins and expenses. In our review to develop the best estimate, we examined our own experience, industry studies, market conditions and input from reinsurers. The deferred policy acquisition costs unlocking for universal life and variable universal life was driven largely by improved mortality. We also reflected higher interest earned in the investment margin for universal life and annuities, consistent with recent experience and maintenance expenses were shifted among various lines of business.

The deferred policy acquisition costs unlocking that resulted from these updated assumptions, along with related adjustments resulted in an overall $8.2 million pre-tax benefit to net income. The change in deferred policy acquisition costs assumptions also impacted our assumptions in reserves. As a result, we recorded an additional universal life reserve. The effects of the unlocking and related adjustments increased unearned revenue liabilities by $3.5 million, benefit reserves by $7.2 million, reinsurance liability by $0.2 million and decreased amortization by $19.1 million.

During the second quarter of 2005, Life and Annuity segment income benefited from an unlocking of assumptions primarily related to deferred policy acquisition costs. The unlocking was driven by revised assumptions reflecting favorable mortality experience, offset by interest rate and spread adjustments for annuities. The effects of the unlocking decreased insurance product fees by $0.3 million, increased the change in policyholder reserves by $3.5 million, increased non-deferred expenses by $0.5 million and decreased deferred policy acquisition cost amortization by $28.1 million. The net effect of the unlocking increased pre-tax income by $23.8 million.

8.  Policy Liabilities and Accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 4.00% to 5.25% as of December 31, 2006, less administrative and mortality charges.

8.  Policy Liabilities and Accruals (continued)

Participating life insurance

Participating life insurance in force was 26.8% and 30.7% of the face value of total gross individual life insurance in force at December 31, 2006 and 2005, respectively.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 2.0% to 14.0% as of December 31, 2006, less administrative charges.

9.  Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets:	As of December 31,
($ in millions)	2006	2005

Asset management contracts with definite lives	$304.4	$402.2
Less: Accumulated amortization	(140.2)	(179.6)
Intangible assets with definite lives	164.2	222.6
Asset management contracts with indefinite lives	73.3	73.3
Intangible assets	$237.5	$295.9
Goodwill	$471.1	$471.1

Activity in Intangible Assets and Goodwill:	Year Ended December 31,
($ in millions)	2006	2005	2004
Intangible assets
Asset purchases	$6.1	$31.9	$7.1
Asset amortization	(32.0)	(33.8)	(33.8)
Asset impairments	(32.5)	(10.6)	—
Change in intangible assets	(58.4)	(12.5)	(26.7)
Balance, beginning of period	295.9	308.4	335.1
Balance, end of period	$237.5	$295.9	$308.4

Goodwill
Asset purchases	$—	$49.1	$11.9
Tax benefit adjustment	—	(7.5)	—
Purchase accounting adjustment	—	(1.2)	(4.6)
Change in goodwill	—	40.4	7.3
Balance, beginning of period	471.1	430.7	423.4
Balance, end of period	$471.1	$471.1	$430.7

In 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues. In 2006, we also recorded an intangible asset of $6.1 million related to our acquisition of the contract to manage the Insight Funds. Certain intangible assets have become fully amortized during 2006 and have accordingly been removed from the above tables.

9.  Goodwill and Other Intangible Assets (continued)

In 2005, we recorded additional goodwill of $46.1 million and an intangible asset of $31.8 million related to the acquisition of the remaining minority interest in our asset management subsidiaries. Also in the third quarter of 2005, we recorded a $10.6 million pre-tax impairment on $13.2 million of identified intangible assets related to certain investment contracts that have experienced significant outflows. Additionally, based on the completion of our multi-year IRS audit, we recognized $7.5 million of acquired tax benefits that had been established as of PXP’s privatization in January 2001. The recognition of these benefits reduced goodwill that had been recorded at that time. In the second quarter of 2005, we recorded a $1.2 million adjustment to goodwill, which related to our acquisition of the remaining minority interest in Seneca.

The estimated aggregate intangible asset amortization expense in future periods includes: 2007, $29.6 million; 2008, $28.6 million; 2009, $27.7 million; 2010, $26.0 million; 2011, $17.3 million and thereafter, $108.3 million. At December 31, 2006, the weighted-average amortization period for definite-lived intangible assets is six years.

10.  Investing Activities

Debt and equity securities

See Note 14 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	As of December 31,
($ in millions)	2006		2005
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$702.4	$687.9	$736.8	$699.9
State and political subdivision	262.5	253.0	365.0	344.2
Foreign government	269.6	237.9	333.9	298.8
Corporate	7,230.1	7,162.9	7,452.3	7,324.2
Mortgage-backed	3,121.4	3,116.1	3,276.0	3,241.2
Other asset-backed	1,110.8	1,093.2	1,240.6	1,224.6
Available-for-sale debt securities	$12,696.8	$12,551.0	$13,404.6	$13,132.9

Amounts applicable to the closed block	$7,000.5	$6,858.2	$6,992.0	$6,748.4

Equity securities	$187.1	$156.0	$181.8	$161.6

Amounts applicable to the closed block	$120.5	$95.2	$95.4	$82.5

10.  Investing Activities (continued)

Unrealized Gains and Losses from	As of December 31,
General Account Securities:	2006		2005
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$21.1	$(6.6)	$41.4	$(4.5)
State and political subdivision	12.1	(2.6)	23.0	(2.2)
Foreign government	32.5	(0.8)	36.0	(0.9)
Corporate	168.7	(101.5)	219.2	(91.1)
Mortgage-backed	46.0	(40.7)	71.0	(36.2)
Other asset-backed	22.8	(5.2)	25.4	(9.4)
Debt securities gains and losses	$303.2	$(157.4)	$416.0	$(144.3)
Debt securities net gains	$145.8		$271.7

Equity securities gains (losses)	$34.2	$(3.1)	$22.2	$(2.0)
Equity securities net gains	$31.1		$20.2

Aging of Temporarily Impaired	As of December 31, 2006
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$106.3	$(2.1)	$160.5	$(4.5)	$266.8	$(6.6)
State and political subdivision	2.5	(0.1)	61.2	(2.5)	63.7	(2.6)
Foreign government	8.7	(0.1)	36.2	(0.7)	44.9	(0.8)
Corporate	984.2	(14.7)	2,638.7	(86.8)	3,622.9	(101.5)
Mortgage-backed	504.9	(4.8)	1,503.4	(35.9)	2,008.3	(40.7)
Other asset-backed	166.6	(1.3)	268.9	(3.9)	435.5	(5.2)
Debt securities	$1,773.2	$(23.1)	$4,668.9	$(134.3)	$6,442.1	$(157.4)
Equity securities	32.7	(2.7)	1.2	(0.4)	33.9	(3.1)
Total temporarily impaired securities	$1,805.9	$(25.8)	$4,670.1	$(134.7)	$6,476.0	$(160.5)

Amounts inside the closed block	$888.7	$(14.8)	$2,050.6	$(64.2)	$2,939.3	$(79.0)

Amounts outside the closed block	$917.2	$(11.0)	$2,619.5	$(70.5)	$3,536.7	$(81.5)

Amounts outside the closed block that are below investment grade	$76.5	$(1.6)	$194.9	$(9.9)	$271.4	$(11.5)
After offsets for deferred policy acquisition cost adjustment and taxes		$(3.7)		$(21.5)		$(25.2)

Number of securities		1,016		1,892		2,908

There were no unrealized losses of below investment grade debt securities outside the closed block with a fair value less than 80% of the securities amortized cost total at December 31, 2006.

Unrealized losses of below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $0.1 million at December 31, 2006 ($0.0 million after offsets for change in policy dividend obligation), of which $0.1 million had been in an unrealized loss for greater than 12 months.

10.  Investing Activities (continued)

The securities are considered to be temporarily impaired at December 31, 2006 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Aging of Temporarily Impaired	As of December 31, 2005
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$177.6	$(3.2)	$47.9	$(1.3)	$225.5	$(4.5)
State and political subdivision	40.0	(1.0)	37.3	(1.2)	77.3	(2.2)
Foreign government	41.1	(0.6)	10.6	(0.3)	51.7	(0.9)
Corporate	2,583.6	(59.5)	790.7	(31.6)	3,374.3	(91.1)
Mortgage-backed	1,513.2	(26.9)	326.4	(9.3)	1,839.6	(36.2)
Other asset-backed	319.4	(4.5)	205.4	(4.9)	524.8	(9.4)
Debt securities	$4,674.9	$(95.7)	$1,418.3	$(48.6)	$6,093.2	$(144.3)
Equity securities	46.8	(2.0)	—	—	46.8	(2.0)
Total temporarily impaired securities	$4,721.7	$(97.7)	$1,418.3	$(48.6)	$6,140.0	$(146.3)

Amounts inside the closed block	$2,058.5	$(44.2)	$340.0	$(16.3)	$2,398.5	$(60.5)

Amounts outside the closed block	$2,663.2	$(53.5)	$1,078.3	$(32.3)	$3,741.5	$(85.8)

Amounts outside the closed block that are below investment grade	$147.8	$(8.4)	$106.0	$(5.5)	$253.8	$(13.9)
After offsets for deferred policy acquisition cost adjustment and taxes		$(2.6)		$(1.4)		$(4.0)

Number of securities		1,069		351		1,420

Unrealized losses of below investment grade debt securities outside the closed block with a fair value less than 80% of the securities amortized cost totaled $2.5 million at December 31, 2005. Of these, $0.7 million ($0.0 million after offsets for taxes and deferred policy acquisition cost amortization) had been in an unrealized loss for greater than 12 months.

Unrealized losses of below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $0.4 million at December 31, 2005 ($0.0 million after offsets for change in policy dividend obligation), of which $0.4 million had been in an unrealized loss for greater than 12 months.

The securities considered to be temporarily impaired at December 31, 2005 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

10.  Investing Activities (continued)

Mortgage loans

Mortgage loans are collateralized by the related properties and are no greater than 75% of the properties’ value.

Carrying Values of Investments in Mortgage Loans:	As of December 31,
($ in millions)	2006		2005
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Property type
Apartment buildings	$13.7	$14.2	$39.9	$38.2
Office buildings	—	—	14.4	13.8
Retail stores	51.5	52.1	62.1	59.5
Industrial buildings	8.4	8.3	22.8	21.8
Other	0.1	0.1	0.1	0.1
Subtotal	73.7	74.7	139.3	133.4
Less: Valuation allowances	(1.8)	—	(10.7)	—
Mortgage loans	$71.9	$74.7	$128.6	$133.4

Amounts applicable to the closed block	$66.5	$68.5	$109.9	$105.2

The carrying value of delinquent or in-process-of-foreclosure mortgage loans as of December 31, 2006 and 2005 were $0.0 million and $8.2 million, respectively. The carrying values of mortgage loans on which the payment terms have been restructured or modified were $5.3 million and $10.5 million as of December 31, 2006 and 2005, respectively. We have provided valuation allowances for in-process-of-foreclosure, restructured or modified mortgage loans.

Mortgage Loan Valuation Allowance Activity:	Year Ended December 31,
($ in millions)	2006	2005	2004

Valuation allowance, beginning of year	$10.7	$9.9	$12.8
Additions charged to income	—	0.8	—
Deductions for write-offs and disposals	(8.9)	—	(2.9)
Valuation allowance, end of year	$1.8	$10.7	$9.9

During the three years ended December 31, 2006, the amount of interest that was foregone due to the restructuring of mortgage loans and to non-income producing loans was not material to our consolidated financial statements. Refinancing of mortgage loans was not material in any of the three years ended December 31, 2006.

Venture capital partnerships

In October 2005, we entered into an agreement to sell $138.5 million of the venture capital assets held in the open block to an outside party. The first phase of the sale closed in 2005 and the remaining partnerships were sold in the first quarter of 2006. The carrying value of the funds sold in 2005 was $98.8 million (net of a $6.7 million pre-tax realized loss on partnerships to be sold in 2006) and an additional $33.8 million was sold in 2006. A pre-tax realized loss of $13.9 million was recognized in 2005 and a pre-tax gain of $4.2 million was recognized in 2006 upon the completion of the sale. In connection with the transaction, the Venture Capital segment was eliminated, effective January 1, 2006, and earnings from the remaining assets are now allocated to the Life and Annuity segment.

10.  Investing Activities (continued)

Investment Activity in Venture Capital Partnerships:	Year Ended December 31,
($ in millions)	2006	2005	2004

Contributions	$41.8	$66.0	$59.2
Equity in earnings of partnerships	3.2	23.8	25.5
Distributions	(23.8)	(94.6)	(64.3)
Sale of partnership interests	(51.9)	(91.5)	—
Realized gain (loss) on sale of partnership interests	2.4	(13.9)	—
Change in venture capital partnerships	(28.3)	(110.2)	20.4
Venture capital partnership investments, beginning of period	145.1	255.3	234.9
Venture capital partnership investments, end of period	$116.8	$145.1	$255.3

Affiliate equity securities

There were no affiliate securities held at December 31, 2006 or 2005.

Sources of Earnings from Affiliate Securities:	Year Ended
($ in millions)	December 31,
2004

Aberdeen common stock dividends	$3.0
Equity in Aberdeen undistributed income (loss)	(21.9)
Other	1.7
Affiliate equity securities investment income (loss)	$(17.2)
Affiliate debt securities investment income	$2.0

There were no earnings from affiliate securities during 2006 or 2005.

Aberdeen Asset Management PLC, or Aberdeen

As of December 31, 2004, we owned 38.1 million shares of Aberdeen common stock, which represented 16.5% of its then outstanding common shares. We acquired these shares between 1996 and 2001 at a total cost of $109.1 million, which, through November 18, 2004, we accounted for under the equity method of accounting based on our ability to significantly influence Aberdeen’s operations.

After-tax Effect of Equity Interest in Aberdeen:	Year Ended December 31,
($ in millions)	2005	2004

Equity in undistributed earnings (losses) of affiliates	$—	$(12.3)
Unrealized gain on trading securities	—	55.1
Realized investment loss	(7.0)	—
Net income (loss)	$(7.0)	$42.8

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

10.  Investing Activities (continued)

Hilb Rogal and Hobbs, or HRH

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

Other investments

Other Investments:	As of December 31,
($ in millions)	2006	2005

Transportation and other equipment leases	$60.3	$63.6
Separate account equity investments	0.9	17.2
Mezzanine partnerships	100.9	75.0
Affordable housing partnerships	19.6	22.8
Derivative instruments (Note 15)	7.5	10.6
Real estate	73.0	64.6
Other partnership interests	46.1	51.1
Structured investments	—	5.7
Other invested assets	$308.3	$310.6

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2006, our Life Companies had on deposit securities with a fair value of $62.2 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

10.  Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Year Ended December 31,
($ in millions)	2006	2005	2004

Debt securities	$800.7	$804.6	$772.1
Equity securities	7.0	7.5	4.5
Mortgage loans	6.2	20.2	22.5
Venture capital partnerships	3.2	23.8	25.5
Policy loans	169.3	165.8	167.1
Other investments	40.1	47.8	48.8
Cash and cash equivalents	16.3	7.6	4.9
Total investment income	1,042.8	1,077.3	1,045.4
Less: Investment expenses	(9.6)	(8.6)	(9.8)
Net investment income, general account investments	1,033.2	1,068.7	1,035.6
Debt and equity securities pledged as collateral (Note 14)	19.0	33.9	40.1
Net investment income	$1,052.2	$1,102.6	$1,075.7

Net realized investment gains (losses)

Types of Realized Investment Gains (Losses):	Year Ended December 31,
($ in millions)	2006	2005	2004

Debt security impairments	$(7.9)	$(31.2)	$(15.5)
Equity security impairments	—	(2.1)	(1.5)
Mortgage loan impairments	—	(0.8)	—
Affiliate equity security impairments	—	—	(12.6)
Other invested asset impairments	—	—	(3.3)
Debt and equity securities pledged as collateral impairments	(1.0)	(1.2)	(16.6)
Impairment losses	(8.9)	(35.3)	(49.5)
Debt security transaction gains	62.1	19.2	39.0
Debt security transaction losses	(20.1)	(37.2)	(10.6)
Equity security transaction gains	25.7	5.8	17.7
Equity security transaction losses	(3.8)	(2.9)	(3.1)
Mortgage loan transaction gains	3.2	—	0.2
Venture capital partnership transaction gains (losses)	2.4	(13.9)	—
Affiliate equity security transaction gains	10.4	14.4	—
Affiliate equity security transaction losses	—	(10.7)	—
HRH gain	—	86.3	—
Other investments transaction gains	5.5	8.4	5.5
Other investments transaction losses	—	(1.8)	—
Real estate transaction gains	—	8.9	—
Real estate transaction losses	—	(9.5)	—
Debt and equity securities pledged as collateral gains	—	3.0	—
Debt and equity securities pledged as collateral losses	—	(0.5)	—
Net transaction gains	85.4	69.5	48.7
Net realized investment gains (losses)	$76.5	$34.2	$(0.8)

Included in realized impairment losses on debt and equity securities pledged as collateral above, are impairments relating to our direct investments in the consolidated collateralized obligation trusts of $0.0 million, $0.0 million and $3.7 million for 2006, 2005 and 2004, respectively.

10.  Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Year Ended December 31,
($ in millions)	2006	2005	2004

Debt securities	$(125.9)	$(313.0)	$(27.1)
Equity securities	10.9	(84.9)	15.4
Debt and equity securities pledged as collateral	(9.1)	(93.3)	7.8
Other investments	—	(7.5)	0.1
Net unrealized investment losses	$(124.1)	$(498.7)	$(3.8)

Net unrealized investment losses	$(124.1)	$(498.7)	$(3.8)
Applicable policyholder dividend obligation	(73.8)	(194.8)	3.6
Applicable deferred policy acquisition costs (benefit)	(16.2)	(70.5)	(7.7)
Applicable deferred income tax benefit	(8.8)	(50.7)	(4.0)
Offsets to net unrealized investment losses	(98.8)	(316.0)	(8.1)
Net unrealized investment gains (losses) included in other comprehensive income (Note 17)	$(25.3)	$(182.7)	$4.3

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ in millions)	2006	2005	2004

Debt security purchases	$(4,977.1)	$(4,504.7)	$(4,056.8)
Equity security purchases	(54.9)	(150.8)	(66.3)
Venture capital partnership investments	(41.8)	(65.7)	(59.3)
Other invested asset purchases	(91.2)	(90.6)	(26.2)
Policy loan advances, net	(77.0)	(48.3)	44.7
Investment purchases	$(5,242.0)	$(4,860.1)	$(4,163.9)

Debt securities sales	$4,010.9	$2,925.8	$2,405.2
Debt securities maturities and repayments	1,592.3	1,370.3	1,483.0
Equity security sales	87.4	225.4	111.2
Mortgage loan maturities and principal repayments	60.3	79.2	77.2
Venture capital partnership capital distributions	75.7	185.9	59.4
Affiliate securities sales	—	—	1.0
Real estate and other invested assets sales	106.4	17.9	83.7
Investment sales, repayments and maturities	$5,933.0	$4,804.5	$4,220.7

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2006 are summarized in the following table. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during the three years ended December 31, 2006.

10.  Investing Activities (continued)

Maturities of General Account Debt Securities
and Mortgage Loans at Cost:	Debt	Mortgage
($ in millions)	Securities	Loans	Total

Due in one year or less	$418.2	$5.4	$423.6
Due after one year through five years	2,014.3	27.9	2,042.2
Due after five years through ten years	3,817.1	23.2	3,840.3
Due after ten years	6,301.4	15.4	6,316.8
Total	$12,551.0	$71.9	$12,622.9

11.  Financing Activities

Indebtedness

Indebtedness:	As of December 31,
($ in millions)	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$57.2	$60.9	$67.0	$67.8
6.95% surplus notes	—	—	30.2	30.7
7.15% surplus notes	174.0	189.6	173.9	183.4
6.675% senior unsecured bonds	153.7	155.5	153.7	242.8
7.45% senior unsecured bonds	300.0	300.4	300.0	301.2
Revolving credit facility	—	—	25.0	25.0
Interest rate swap	0.5	0.5	2.1	2.1
Total indebtedness	$685.4	$706.9	$751.9	$853.0

During 2005, we issued $67.0 million of promissory notes in connection with our acquisition of the minority interest in KAR. The first installment of $9.8 million plus interest was paid on January 3, 2006. The remaining installment of $57.2 million plus deferred interest was paid in January 2007. The interest rate on the notes was 4.75%. See Note 3 to these financial statements for more information on our acquisition of KAR.

Our 7.15% surplus notes are an obligation of Phoenix Life and are due December 15, 2034. The carrying value of the 2034 notes is net of $1.0 million of unamortized original issue discount. Interest payments are at an annual rate of 7.15%, require the prior approval of the Superintendent of Insurance of the State of New York and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life. On December 15, 2004, Phoenix Life repurchased $144.8 million of the previously issued $175.0 million outstanding principal on its 6.95% surplus notes and recognized a non-recurring after-tax charge of $6.4 million for costs incurred, including the tender premium. Concurrent with the closing of the tender, Phoenix Life issued $175.0 million, 7.15% surplus notes. The remaining 6.95% surplus notes were redeemed at maturity in December 2006.

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004 (the “Original Facility” and as so amended and restated, the “Amended Facility”). The financing commitments under the Amended Facility will terminate on June 6, 2009. The amendments to the terms of the Original Facility set forth in the Amended Facility include, but are not limited to, (i) the elimination of a $750 million limit on aggregate indebtedness, (ii) the modification of certain covenants and other provisions to permit a monetization or securitization of the closed block of specified life and annuity policies established in

11.  Financing Activities (continued)

the Plan of Reorganization of Phoenix Home Life Mutual Insurance Company, and (iii) the permission of acquisitions and joint ventures which satisfy certain additional specified conditions. These conditions include, among other things, majority lender consent in the event the aggregate amount of consideration payable exceeds $400 million in respect of all acquisitions and joint ventures during the term of the agreement, excluding those to which the lenders have previously provided consent.

We were in compliance with all of our credit facility covenants at December 31, 2006. We obtained a waiver for our requirement to pay down the bank line with equity issuance proceeds in order to simplify the settlement of our existing equity units on February 16, 2006.

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

Future minimum annual principal payments on indebtedness as of December 31, 2006 are: in 2007, $57.2 million; in 2008, $153.7 million; in 2032, $300.0 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including	Year Ended
Amortization of Debt Issuance Costs:	December 31,
($ in millions)	2006	2005	2004

Stock purchase contract adjustment expense	$—	$7.1	$7.8

Surplus notes	$14.5	$14.7	$12.8
Equity units	11.1	11.7	12.1
Senior unsecured bonds	20.1	17.8	14.8
Bank credit facility and other	3.5	2.4	1.1
Interest expense on indebtedness	$49.2	$46.6	$40.8

Stock purchase contract adjustment payments are included in other operating expenses.

11.  Financing Activities (continued)

Common stock dividends

On April 27, 2006, we declared a cash dividend of $0.16 per share, or $18.1 million, which was paid on July 11, 2006 to shareholders of record on June 13, 2006. In the prior year, we declared a dividend of $0.16 per share, or $15.2 million, on April 28, 2005 to our shareholders of record on June 13, 2005; we paid that dividend on July 11, 2005.

12.  Common Stock and Stock Repurchase Program

We have authorization for the issuance of 1,000,000,000 shares of our common stock. Through December 31, 2006, we have issued 125,001,730 common shares (56,179,803 shares to our policyholders in exchange for their interests in the mutual company and 68,821,927 shares in sales to the public). As of December 31, 2006, we had 113,688,166 shares outstanding, net of 11,313,564 common shares of treasury stock. At that date, we also had 12,066,026 common shares reserved for issuance under our stock option plans (6,095,994 shares) and our restricted stock units, or RSUs, (5,970,032 shares).

We have authorization from our board of directors to repurchase an additional 670,000 shares of our common stock. As of December 31, 2006, we had repurchased 12,330,000 shares of our common stock at an average price of $15.87 per share.

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock. In 2006, 2005 and 2004, our subsidiaries incurred $50.1 million, $37.6 million and $32.4 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm employees.

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. In 2006 and 2005 there were no gains or losses on transfers of assets from the general account to a separate account.

Many of our variable contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described in the footnotes to the table below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

•

Liabilities associated with the guaranteed minimum death benefit, or GMDB, are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit, or GMIB, are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for calculating the guaranteed death benefit liabilities.

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 10,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in millions)	2006	2005

Debt securities	$733.0	$729.5
Equity funds	2,591.0	2,342.9
Other	92.2	82.7
Total	$3,416.2	$3,155.1

Changes in Guaranteed Liability Balances	Year Ended
(Net of Reinsurance Recoverables):	December 31, 2006
($ in millions)	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$10.7	$2.5
Incurred	1.9	1.2
Paid	(1.9)	—
Liability balance as of December 31, 2006	$10.7	$3.7

Changes in Guaranteed Liability Balances:	Year Ended
	December 31, 2005
(Net of Reinsurance Recoverables):	Annuity	Annuity
($ in millions)	GMDB(1)	GMIB

Liability balance as of January 1, 2005	$9.1	$0.8
Incurred	2.9	1.7
Paid	(1.3)	—
Liability balance as of December 31, 2005	$10.7	$2.5

_______

(1)	The reinsurance recoverable asset related to the GMDB was $39.2 million and $39.0 million as of December 31, 2006 and 2005, respectively.

The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in Policy benefits, excluding policyholder dividends, on our statement of operations. In a manner consistent with our policy for deferred policy acquisition costs, we regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

We also offer certain variable products with a guaranteed minimum withdrawal benefit, or GMWB, and a guaranteed minimum accumulation benefit, or GMAB.

The GMWB guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we have introduced a feature for these contracts beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

The GMAB rider provides the contract holder with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GMWB and GMAB represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds.

The fair value of the GMWB and GMAB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

As of December 31, 2006 and 2005, 100% of the aggregate account value with the GMWB and GMAB features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. In 2006, we began hedging our GMAB exposure using equity options, equity futures and swaps. These investments are included in other invested assets on our balance sheet. As of December 31, 2006 and 2005, the embedded derivative for GMWB and GMAB was immaterial. There were no benefit payments made for the GMWB or GMAB during 2006 or 2005.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable upon annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the policy holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance.

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium (1)	$1,363.5	$8.0	59
GMDB step up(2)	1,809.8	39.3	60
GMDB earnings enhancement benefit (EEB)(3)	77.6	—	59
GMDB greater of annual step up and roll up(4)	37.7	4.0	62
Total GMDB at December 31, 2006	$3,288.6	$51.3

GMIB	$620.1	$—	58
GMAB	210.6	—	54
GMWB	30.1	—	67
Total at December 31, 2006	$860.8	$—

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

_______

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
(2)

Step Up: The death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior of the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

(3)

EEB: The death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

(4)

Greater of Annual Step Up and Annual Roll Up: The death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the currant account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2006, we held additional universal life benefit reserves of $12.7 million.

14.  Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities. These eight collateralized obligation trusts are investment trusts with aggregate assets of $4.0 billion that are primarily invested in a variety of fixed income securities acquired from third parties. Our asset management affiliates earned advisory fees of $8.0 million, $8.8 million and $8.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. The collateralized obligation trusts reside in bankruptcy remote SPEs for which we provide neither recourse nor guarantees. Accordingly, our financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the eight collateralized obligation trusts is $25.8 million at December 31, 2006 (none of which relates to trusts that are consolidated). Of that exposure, $23.7 million (none of which relates to trust that are consolidated) relates to investment grade debt securities and loss of management fees.

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

We continued to consolidate two collateralized obligation trusts as of December 31, 2006 and 2005 and three as of December 31, 2004. As of December 31, 2006, we had no direct investment in the two consolidated collateralized obligation trusts. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest, of $0.7 million, $5.0 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to these consolidated obligation trusts.

14.  Investments Pledged as Collateral and Non-Recourse Collateralized Obligations (continued)

The other six variable interest entities not consolidated by us under FIN 46(R) represent collateralized obligation trusts with approximately $3.7 billion of investment assets pledged as collateral. Our general account’s direct investment in these unconsolidated variable interest entities was $25.8 million ($23.7 million of which are investment grade debt securities at December 31, 2006). We recognized investment advisory fee revenues related to these unconsolidated variable interest entities of $7.3 million, $3.9 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Fair Value and Cost of Debt and Equity Securities	As of December 31,
Pledged as Collateral:	2006		2005
($ in millions)	Fair Value	Cost	Fair Value	Cost

Debt securities pledged as collateral	$267.2	$251.4	$304.1	$278.9
Equity securities pledged as collateral	0.6	0.3	0.3	0.3
Total debt and equity securities pledged as collateral	$267.8	$251.7	$304.4	$279.2

Cash and accrued investment income of $5.0 million and $17.6 million are included in the amounts above at December 31, 2006 and 2005, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $332.2 million and $371.2 million at December 31, 2006 and 2005, respectively, and non-recourse derivative cash flow hedge liability of $11.8 million (notional amount of $222.9 million with maturity of June 1, 2009) and $18.7 million (notional amount of $210.8 million with maturities of 2005-2013) at December 31, 2006 and 2005, respectively. There were no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at December 31, 2006 and 2005.

Gross and Net Unrealized Gains and Losses from	As of December 31,
Debt and Equity Securities Pledged as Collateral:	2006		2005
($ in millions)	Gains	Losses	Gains	Losses

Debt securities pledged as collateral	$35.4	$(19.6)	$35.8	$(10.6)
Equity securities pledged as collateral	0.4	(0.1)	0.1	(0.1)
Total	$35.8	$(19.7)	$35.9	$(10.7)
Net unrealized gains	$16.1		$25.2

Aging of Temporarily Impaired Debt and	As of December 31, 2006
Equity Securities Pledged as Collateral:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate	$—	$—	$0.1	$(0.2)	$0.1	$(0.2)
Mortgage-backed	—	—	12.9	(7.7)	12.9	(7.7)
Other asset-backed	—	—	1.5	(11.7)	1.5	(11.7)
Debt securities	$—	$—	$14.5	$(19.6)	$14.5	$(19.6)
Equity securities pledged as collateral	—	—	—	(0.1)	—	(0.1)
Total temporarily impaired securities pledged as collateral	$—	$—	$14.5	$(19.7)	$14.5	$(19.7)

14.  Investments Pledged as Collateral and Non-Recourse Collateralized Obligations (continued)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $19.6 million at December 31, 2006. Gross unrealized losses on debt securities with a fair value less than 80% of the security’s amortized cost totaled $0.6 million at December 31, 2006. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at December 31, 2006.

Maturity of Debt Securities Pledged as Collateral:	2006
($ in millions)	Cost

Due in one year or less	$19.5
Due after one year through five years	48.2
Due after five years through ten years	32.6
Due after ten years	151.1
Total debt securities	$251.4

The amount of CDO-related derivative cash flow hedge ineffectiveness recognized through earnings for the years ended December 31, 2006 and 2005 was $0.3 million and $0.3 million, respectively. See Note 10 to these financial statements for information on realized investment losses related to these CDOs.

Effect of Consolidation of	As of and for the
Collateralized Obligation Trusts:	Year Ended December 31,
($ in millions)	2006	2005	2004

Increase (decrease) in net income	$(1.0)	$1.3	$(12.9)
Reduction to stockholders’ equity	$(71.2)	$(67.9)	$(67.5)

The above credits (charges) to net income (loss) and stockholders’ equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations mature between 2011 through 2012 but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.

15.  Derivative Instruments and Fair Value of Financial Instruments

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

15.  Derivative Instruments and Fair Value of Financial Instruments (continued)

Derivative Instruments Held in			As of December 31,
General Account:			2006		2005
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Interest rate swaps
Fair value hedges	$150	2032	$0.5	$—	$2.0	$—
Cash flow hedges	30	2007	0.4	—	1.2	—
Non-hedging derivative instruments	363	2007-2016	2.1	1.2	6.6	4.9
Cross currency swaps	35	2012-2016	—	1.0	0.7	—
Put options	50	2016	4.0	—	—	—
Other	53	2007-2008	0.5	—	0.1	—
Total general account derivative instrument positions	$681		$7.5	$2.2	$10.6	$4.9

Interest Rate Swaps

Fair value hedges

We currently hold interest rate swaps that convert a portion of our fixed rate corporate debt issuance to variable rate debt. We account these hedges for under the shortcut method and, therefore, record no hedge ineffectiveness in current period earnings associated with these interest rate swaps.

Cash flow hedges

We currently hold interest rate swaps that effectively convert variable rate bond cash flows to fixed cash flows in order to better match the cash flows of associated liabilities. We account for these hedges under the shortcut method and, therefore, recorded no hedge ineffectiveness in earnings for 2006, 2005 and 2004. We do not expect to reclassify any amounts reported in accumulated other comprehensive income into earnings over the next twelve months with respect to these hedges.

Non-hedging derivative instruments

We also hold interest rate swaps that were initially entered into as hedges of an anticipated purchase of assets associated with an acquisition of a block of insurance liabilities. Subsequently, we took offsetting swap positions to lock in a stream of income to supplement the income on the assets purchased.

We are exposed to credit risk in the event of nonperformance by counterparties to these derivative instruments. We do not expect that counterparties will fail to meet their financial obligation as we only enter into derivative contracts with highly rated financial institutions. The credit exposure of these instruments is the positive fair value at the reporting date, or $7.5 million as of December 31, 2006. We consider the likelihood of any material loss on these instruments to be remote.

Cross Currency Swaps

We use cross currency swaps to hedge against market risks from changes in foreign currency exchange rates. Under foreign currency swaps, we agree with another party (referred to as the counterparty) to exchange principal and periodic interest payments denominated in foreign currency for payments in U.S. dollars. Counterparties to such financial instruments expose us to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of cross currency swaps is the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. We held four cross currency swaps at the end of the statement period.

15.  Derivative Instruments and Fair Value of Financial Instruments (continued)

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values	As of December 31,
of Financial Instruments:	2006		2005
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$404.9	$404.9	$301.5	$301.5
Available-for-sale debt securities	12,696.8	12,696.8	13,404.6	13,404.6
Available-for-sale equity securities	187.1	187.1	181.8	181.8
Mortgage loans	71.9	74.7	128.6	133.4
Debt and equity securities pledged as collateral	267.8	267.8	304.4	304.4
Derivative financial instruments	7.5	7.5	10.6	10.6
Policy loans	2,322.0	2,415.9	2,245.0	2,347.4
Financial assets	$15,958.0	$16,054.7	$16,576.5	$16,683.7

Investment contracts	$2,228.4	$2,190.9	$3,060.7	$3,054.4
Non-recourse collateralized obligations	344.0	272.8	389.9	322.0
Indebtedness	685.4	706.9	751.9	853.0
Derivative financial instruments	2.2	2.2	4.9	4.9
Financial liabilities	$3,260.0	$3,172.8	$4,207.4	$4,234.3

Fair value of investment contracts

For purposes of fair value disclosures, we determine the fair value of guaranteed interest contracts by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

16.  Income Taxes

Allocation of Income Taxes:	Year Ended December 31,
($ in millions)	2006	2005	2004

Income taxes (benefit) applicable to:
Current	$(0.2)	$(8.4)	$(15.2)
Deferred	43.5	36.1	55.7
Continuing operations	43.3	27.7	40.5
Equity in earnings of affiliates	—	—	(6.8)
Discontinued operations	—	0.7	(1.2)
Net income	43.3	28.4	32.5
Other comprehensive income (loss)	8.6	(59.6)	(20.5)
Comprehensive income (loss)	$51.9	$(31.2)	$12.0

16.  Income Taxes (continued)

In addition to the allocation of taxes above, the initial application of SFAS 158 resulted in an additional $15.9 million deferred tax benefit being recorded directly to accumulated other comprehensive income. See Notes 2 and 18 for additional information regarding the adoption of SFAS 158.

Effective Income Tax Rate:	Year Ended December 31,
($ in millions)	2006	2005	2004

Income tax expense at statutory rate of 35%	$50.3	$48.1	$48.0
Investment income not taxed	(7.1)	(11.8)	(10.8)
Historic rehabilitation and other tax credits	(0.6)	(2.3)	—
Realized losses (gains) on available-for-sale securities pledged as collateral	0.3	(0.5)	4.5
State income taxes (benefit)	(0.2)	0.1	0.1
Tax interest	—	(5.3)	—
Other, net	0.6	(0.6)	(1.3)
Income tax expense (benefit) applicable to continuing operations	$43.3	$27.7	$40.5
Effective income tax rates	30.1%	20.2%	29.5%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2006	2005
Deferred income tax assets
Future policyholder benefits	$290.4	$233.8
Unearned premiums / deferred revenues	103.3	108.2
Employee benefits	90.2	103.1
Intangible assets	16.9	18.3
Investments	39.6	42.2
Net operating and capital loss carryover benefits	60.0	75.2
Foreign tax credits carryover benefits	8.9	9.0
General business tax credits	14.1	18.7
Other	17.4	6.1
Valuation allowance	(21.3)	(15.0)
Gross deferred income tax assets	619.5	599.6

Deferred tax liabilities
Deferred policy acquisition costs	(437.4)	(377.4)
Investments	(92.0)	(86.3)
Investment management contracts	(66.3)	(79.5)
Other	(3.7)	(0.4)
Gross deferred income tax liabilities	(599.4)	(543.6)
Deferred income tax assets	$20.1	$56.0

We have elected to file a consolidated federal income tax return for 2006 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryforwards that we have now or in the future.

16.  Income Taxes (continued)

As of December 31, 2006, we had deferred tax assets of $40.4 million and $3.9 million related to net operating and capital losses, respectively, for federal income tax purposes and $15.7 million for state net operating losses. The related federal net operating losses of $115.4 million are scheduled to expire between the years 2017 and 2026. The federal capital losses of $11.2 million are scheduled to expire in 2010. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $51.9 million in 2012 through 2015 and $148.4 million in 2019 through 2025. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $15.7 million and a $9.4 million valuation allowance at the end of 2006 and 2005, respectively, relative to the state net operating loss carryforwards.

As of December 31, 2006, our deferred income tax assets of $8.9 million related to foreign tax credit carryovers was expected to expire between the 2008 and 2009 tax years. As of December 31, 2006 and 2005, we had a $5.6 million valuation allowance relative to foreign tax credit carryovers.

As of December 31, 2006, our deferred income tax assets of $14.1 million related to general business tax credits are expected to expire between the years 2022 and 2025.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2006 and 2005 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as reported on our consolidated balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2006, we had current taxes payable of $4.5 million.

17.  Other Comprehensive Income

Sources of Other Comprehensive Income:	Year Ended December 31,
($ in millions)	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(188.0)	$(43.9)	$(483.6)	$(174.2)	$39.2	$26.7
Net realized investment (gains) losses on available-for-sale securities included in net income	63.9	18.6	(15.1)	(8.5)	(43.0)	(22.4)
Net unrealized investment gains (losses)	(124.1)	(25.3)	(498.7)	(182.7)	(3.8)	4.3
Minimum pension liability adjustment	47.3	30.7	(19.0)	(12.4)	(26.5)	(17.2)
Net unrealized foreign currency translation adjustment	(0.3)	(0.1)	(6.4)	(4.1)	(4.6)	(0.6)
Net unrealized derivative instruments	9.6	8.6	82.2	82.2	4.6	7.8
Other comprehensive gain (loss)	(67.5)	$13.9	(441.9)	$(117.0)	(30.3)	$(5.7)
Applicable policyholder dividend obligation	(73.8)		(194.8)		3.6
Applicable deferred policy acquisition cost amortization	(16.2)		(70.5)		(7.7)
Applicable deferred income tax benefit	8.6		(59.6)		(20.5)
Offsets to other comprehensive income	(81.4)		(324.9)		(24.6)
Other comprehensive gain (loss)	$13.9		$(117.0)		$(5.7)

Components of Accumulated Other Comprehensive Income:	As of December 31,
($ in millions)	2006		2005
	Gross	Net	Gross	Net

Unrealized gains on investments	$185.3	$3.6	$309.4	$28.9
Minimum pension liability adjustment (Note 18)	—	—	(92.8)	(60.3)
Unrecognized loss and prior service costs (Note 18)	(91.1)	(59.2)	—	—
Unrealized foreign currency translation adjustment and other	(0.9)	(0.7)	(0.7)	(0.6)
Unrealized losses on derivative instruments	(33.2)	(18.4)	(42.8)	(27.0)
Accumulated other comprehensive income (loss)	60.1	$(74.7)	173.1	$(59.0)
Applicable policyholder dividend obligation	167.7		241.5
Applicable deferred policy acquisition costs	(0.3)		15.9
Applicable deferred income taxes	(32.6)		(25.3)
Offsets to accumulated other comprehensive income	134.8		232.1
Accumulated other comprehensive loss	$(74.7)		$(59.0)

18.  Employee Benefit Plans and Employment Agreements

Pension and other postemployment benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Postemployment Benefit Cost:	Year Ended December 31,
($ in millions)	2006	2005	2004
Cost components
Pension benefit expense	$24.4	$20.3	$16.0
Other postretirement benefit expense	4.6	3.5	3.8
Savings plans expense	4.8	4.4	5.1
Total continuing operations expense	33.8	28.2	24.9
Net curtailment credit	—	—	(8.4)
Total pension and other postemployment benefit cost	$33.8	$28.2	$16.5

Principal Rates and Assumptions:	Year Ended December 31,
	2006	2005	2004
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate	5.75%	5.5%	5.75%
Future compensation increase rate	4.25%	4.0%	4.0%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	9.5%	10.0%	8.5%
Future health care cost increase rate, age 65 and older	11.5%	12.25%	10.5%

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate	5.5%	5.75%	6.0%
Future compensation increase rate	4.0%	4.0%	3.5%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	10.0%	8.5%	9.25%
Future health care cost increase rate, age 65 and older	12.25%	10.5%	11.25%

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

18.  Employee Benefit Plans and Employment Agreements (continued)

Employee Pension Plan Asset Allocation:	As of December 31,
	2006	2005
Asset Category
Equity securities	66%	67%
Debt securities	28%	26%
Real estate	3%	3%
Other	3%	4%
Total	100%	100%

We use a December 31 measurement date for our pension and postemployment benefits.

In 2004, as a result of the sale of our retail affiliated distribution operations and staff reduction initiatives, there was a curtailment credit for the employee pension plan and postretirement plan in the aggregate amount of $8.4 million.

As discussed in Note 2, we adopted SFAS 158 as of December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. Additional minimum pension liabilities, or AML, and related intangible assets are derecognized upon adoption of the new standard. The effect of adoption increased assets by $9.8 million, increased liabilities by $39.4 million and decreased equity through accumulated other comprehensive income, or AOCI, by $29.6 million.

The following table shows the incremental effect of applying SFAS 158 on individual balance sheet items for the employee pension plan, the supplemental plan and the postretirement plan:

($ in millions)	Year Ended December 31, 2006
			Subtotal
	Prior to		After AML
	AML and		Before		After
	SFAS 158	AML	SFAS 158	SFAS 158	SFAS 158
	Adjustment	Adjustment	Adjustment	Adjustment	Adjustment

Accrued liability	$(254.5)	$48.2	$(206.3)	$(39.4)	$(245.7)
Intangible asset	7.0	(0.9)	6.1	(6.1)	—
Deferred tax asset	32.5	(16.6)	15.9	15.9	31.8
Accumulated other comprehensive income	60.3	(30.7)	29.6	29.6	59.2

The following table summarizes the effect of the required changes in the AML prior to the adoption of SFAS 158 and the effect of applying SFAS 158 on certain line items for the change in other comprehensive income, or OCI, and AOCI:

($ in millions)	Dec 31, 2005	Year Ended
	AOCI	December 31, 2006
	Ending	Change in	SFAS 158	AOCI
	Balance	OCI	Adjustment	Balance

Minimum pension liability, net of taxes	$60.3	$(30.7)	$(29.6)	$—
Unrecognized loss and prior service cost, net of taxes	—	—	59.2	59.2

18.  Employee Benefit Plans and Employment Agreements (continued)

Pension plans

We have two defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation.

Components of Pension Benefit Expense:	Year Ended December 31,
($ in millions)	2006	2005	2004

Service cost	$13.3	$11.9	$10.4
Interest cost	35.2	33.9	32.8
Plan assets expected return	(34.9)	(33.0)	(30.6)
Net loss amortization	9.9	6.6	4.9
Prior service cost amortization	0.9	0.9	0.9
Net transition asset amortization	—	—	(2.4)
Recurring pension benefit cost	24.4	20.3	16.0
Curtailment	—	—	1.3
Pension benefit cost	$24.4	$20.3	$17.3

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

Changes in Plan Assets and Benefit Obligations:	Employee Plan		Supplemental Plan
($ in millions)	Year Ended December 31,
	2006	2005	2006	2005
Plans’ Assets
Plan assets’ actual gain	$63.1	$24.5	$—	$—
Employer contributions	23.9	27.7	5.9	5.5
Participant benefit payments	(26.7)	(26.0)	(5.9)	(5.5)
Change in plan assets	60.3	26.2	—	—
Plan assets, beginning of year	422.6	396.4	—	—
Plans’ assets, end of year	$482.9	$422.6	$—	$—

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(38.7)	$(36.7)	$(9.8)	$(9.1)
Actuarial gain (loss)	12.1	(13.3)	1.9	(18.3)
Participant benefit payments	26.7	26.0	5.9	5.5
Plan amendments	—	—	—	(1.5)
Change in projected benefit obligation	0.1	(24.0)	(2.0)	(23.4)
Projected benefit obligation, beginning of year	(523.0)	(499.0)	(124.6)	(101.2)
Projected benefit obligation, end of year	$(522.9)	$(523.0)	$(126.6)	$(124.6)
Plan assets less than projected benefit obligations, end of year	$(40.0)	$(100.4)	$(126.6)	$(124.6)

Accumulated benefit obligation	$494.2	$492.6	$111.6	$106.5

18.  Employee Benefit Plans and Employment Agreements (continued)

Amounts Recognized in Consolidated Balance Sheet:	Employee Plan		Supplemental Plan
($ in millions)	Year Ended December 31,
	2006	2005	2006	2005

Other liabilities	$(40.0)	$(70.0)	$(126.6)	$(106.5)

Amounts recognized in accumulated other comprehensive	Employee Plan		Supplemental Plan
loss consist of:	Year Ended December 31,
($ in millions)	2006	2005	2006	2005

Additional minimum liabilities	$—	$54.0	$—	$45.9
Prior service (credit) cost	6.1	—	(2.4)	—
Net gain (loss)	32.4	—	59.3	—
Total	$38.5	$54.0	$56.9	$45.9

Amounts in AOCI loss that are expected to be recognized as components	Employee	Supplemental
of net periodic cost (credit) during the next fiscal year are as follows:	Plan	Plan
($ in millions)
	$1.5	$4.4

We do not expect any required contributions in 2007. We made payments totaling $23.9 million to the pension plan during 2006.

Other postemployment benefits

Components of Postretirement Benefit Cost:	Year Ended December 31,
($ in millions)	2006	2005	2004

Service cost	$1.9	$1.3	$1.8
Interest cost	4.3	3.9	4.3
Net gain amortization	—	(0.1)	(0.3)
Prior service cost amortization	(1.6)	(1.6)	(2.0)
Recurring other postretirement benefit cost	4.6	3.5	3.8
Curtailments	—	—	(9.7)
Other postretirement benefit cost (benefit)	$4.6	$3.5	$(5.9)

Changes in Plan Projected Benefit Obligation:	Year Ended December 31,
($ in millions)	2006	2005

Service and interest cost accrued	$(6.2)	$(5.2)
Actuarial loss	(6.6)	(4.2)
Participant benefit payments	6.2	6.7
Plan amendments	—	0.6
Change in projected benefit obligation	(6.6)	(2.1)
Projected benefit obligations, beginning of year	(72.4)	(70.3)
Projected benefit obligations, end of year	$(79.0)	$(72.4)

18.  Employee Benefit Plans and Employment Agreements (continued)

Amounts Recognized in Consolidated Balance Sheet:	As of December 31,
($ in millions)	2006	2005

Other liabilities	$(79.0)	$(84.9)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:	As of
($ in millions)	December 31,
2006

Prior service credit	$(4.8)
Net loss	0.5
Total	$(4.3)

Amounts in AOCI loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $1.6 million.

The health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $0.4 million and the annual service and interest cost by $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $1.1 million and the annual service and interest cost by $0.1 million.

10-Year Benefit Payout Projection:	Employee	Supplemental	Other
	Plan	Plan	Postretirement	Total

2007	$26.3	$5.5	$7.4	$39.2
2008	26.2	5.5	7.3	39.0
2009	26.1	5.6	7.2	38.9
2010	26.1	5.7	6.8	38.6
2011	26.2	5.8	6.3	38.3
2012 to 2016	144.2	34.2	31.1	209.5

Savings plans

During 2006, 2005 and 2004, we incurred costs of $4.8 million, $4.4 million and $5.1 million, respectively, for contributions to our employer-sponsored savings plans.

During 2005 and 2004, we contributed 204,844 and 412,239 treasury shares, respectively, to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $3.3 million and $6.5 million (weighted-average cost of $15.87 per share for both periods) and an aggregate market value of $2.5 million and $4.9 million. We did not contribute any treasury shares during 2006.

18.  Employee Benefit Plans and Employment Agreements (continued)

Employment agreements and restructuring expense

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

We recorded restructuring expenses of $14.3 million ($9.1 million after income taxes), $19.5 million ($12.4 million after income taxes) and $33.7 million ($21.9 million after income taxes) in 2006, 2005 and 2004, respectively, primarily in connection with organizational and employment-related costs. The 2004 charges relate mainly to the sale of our retail affiliated broker-dealer operations and the outsourcing of our information technology infrastructure services.

19.  Share-Based Payment

On January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Year Ended December 31,
($ in millions)	2006	2005	2004

Compensation cost charged to income	$6.2	$9.5	$8.6
Income tax benefit	$2.2	$3.3	$3.0

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2006

Stock options

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

19.  Share-Based Payment (continued)

Key Assumptions Used in Option Valuation:	Year Ended December 31,
	2006	2005	2004

Expected term	10 years	10 years	10 years
Weighted-average expected volatility	24.7%	33.5%	30.8%
Weighted-average interest rate	4.6%	4.1%	4.2%
Weighted-average common share dividend yield	1.1%	1.4%	1.5%

Total Stock Option Activity:	Year Ended
	December 31, 2006
		Weighted-
	Number of	Average
	Common	Exercise
	Shares	Price

Outstanding, beginning of year	4,426,672	$14.78
Granted	461,100	14.57
Exercised	(151,294)	11.47
Canceled/expired	(213,860)	15.19
Outstanding, end of year	4,522,618	14.85

The aggregate intrinsic value of options outstanding at December 31, 2006 was $5.6 million.

As of December 31, 2006, 3,674,634 options were vested and exercisable, with an aggregate intrinsic value of $3.3 million. These options had a weighted-average exercise price of $15.24 and a weighted-average remaining contractual term of 5.8 years.

Weighted-Average	Year Ended
Fair Value:	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Common	Grant Date	Common	Grant Date	Common	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Options granted	461,100	$5.81	462,457	$5.24	521,070	$4.24

Option Values:	Year Ended December 31,
	2006	2005	2004

Intrinsic value of options exercised	0.6	0.1	—

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $0.3 million and $0.2 million, respectively. We issue new shares to satisfy option exercises.

As of December 31, 2006, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted by us. That cost is expected to be recognized over a weighted-average period of 1.5 years.

19.  Share-Based Payment (continued)

Restricted stock units and restricted stock

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

Total RSU Activity:	Year Ended
	December 31, 2006
	Number	Weighted-
	of	Average
	RSUs	Fair Value

Outstanding, beginning of year	1,869,391	$10.77
Awarded	851,021	14.41
Converted to common shares/applied to taxes	(1,242,267)	13.27
Canceled	(45,691)	11.98
Outstanding, end of year	1,432,454	10.73

Generally, the shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

Fair Value:	Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value

RSUs awarded	851,021	$14.41	229,408	$12.00	213,045	$11.59

RSU Values:	Year Ended December 31,
	2006	2005	2004

Intrinsic value of RSUs converted	17.1	—	—
Total grant date fair value of RSUs vested	8.7	2.9	2.2

As of December 31, 2006, there was $2.4 million of total unrecognized compensation cost related to non-vested RSUs granted by us. That cost is expected to be recognized over a weighted-average period of 1.3 years.

In addition to the RSU activity above, 4.0 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2008.

20.  Earnings Per Share

Shares Used in Calculation of Earnings Per Share:	Year Ended December 31,
(shares in thousands)	2006	2005	2004

Weighted-average common shares outstanding	110,932	95,045	94,676
Weighted-average effect of dilutive potential common shares:
Restricted stock units	2,082	2,200	1,510
Employee stock options	167	151	101
Equity units	—	5,042	4,488
Dilutive potential common shares	2,249	7,393	6,099
Weighted-average common shares outstanding, including dilutive potential common shares	113,181	102,438	100,775

21.  Discontinued Operations

During the first quarter of 2004, we sold 100% of the common stock held by us in Phoenix National Trust Company. The financial statement effect of this transaction is not material to our consolidated financial statements. The net after-tax income (loss) included in discontinued operations for the years ended 2006, 2005 and 2004 was $0.0 million, $(0.7) million and $0.1 million, respectively.

During 1999, we discontinued our reinsurance operations as further described in Note 24.

We have excluded assets and liabilities of the discontinued operations from the assets and liabilities of continuing operations and on a net basis included them in other assets in our consolidated balance sheet.

22.  Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2006, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

•	policy acquisition costs are expensed when incurred;
•	investment reserves are based on different assumptions;
•	surplus notes are included in surplus rather than debt;
•	postretirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;
•	life insurance reserves are based on different assumptions; and
•	net deferred income tax assets in excess of 10% of previously filed statutory capital and surplus are not recorded.

Statutory Financial Data for Phoenix Life:	As of or for the Year Ended December 31,
($ in millions)	2006	2005	2004

Statutory capital, surplus, and surplus notes	$932.5	$885.5	$814.6
Asset valuation reserve, or AVR	187.8	210.8	213.6
Statutory capital, surplus, surplus notes and AVR	$1,120.3	$1,096.3	$1,028.2
Statutory gain from operations	$131.6	$106.2	$35.1
Statutory net income	$162.0	$61.0	$47.1

22.  Phoenix Life Statutory Financial Information and Regulatory Matters (continued)

New York Insurance Law requires that New York life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same risk-based capital requirements. Phoenix Life and each of its insurance subsidiaries’ risk-based capital was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2006 and 2005.

Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $87.5 million in 2006 and is able to pay $92.2 million in dividends in 2007 without prior approval from the New York State Insurance Department. Any dividend payments in excess of $92.2 million in 2007 would be subject to the discretion of the New York Superintendent of Insurance.

23.  Premises and Equipment

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2006		2005
		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$105.5	$37.0	$101.1	$34.9
Equipment	213.6	41.2	198.0	36.1
Leasehold improvements	8.6	3.7	7.7	3.2
Premises and equipment cost and carrying value	327.7	$81.9	306.8	$74.2
Accumulated depreciation and amortization	(245.8)		(232.6)
Premises and equipment	$81.9		$74.2

Depreciation and amortization expense for premises and equipment for 2006, 2005 and 2004 totaled $13.2 million, $10.9 million and $13.5 million, respectively.

On May 25, 2004, we sold our Enfield, Connecticut office facility for a loss of $1.0 million ($0.7 million after-tax). In anticipation of that sale, we had recorded a $6.2 million ($4.0 million after-tax) realized impairment loss in 2003.

Rental expenses for operating leases for continuing operations, principally with respect to buildings, amounted to $12.8 million, $7.1 million and $10.5 million in 2006, 2005 and 2004, respectively. Future minimum rental payments under non-cancelable operating leases for continuing operations were $28.9 million as of December 31, 2006, payable as follows: in 2007, $9.5 million; in 2008, $7.5 million; in 2009, $4.5 million; in 2010, $3.6 million; in 2011, $1.8 million and thereafter, $2.0 million.

24.  Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer. It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

For example, during 2003 and 2004, the New York State Insurance Department conducted its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and the SEC conducted examinations of certain Phoenix Life variable products and certain Phoenix Life affiliated investment advisers and mutual funds. The New York State Insurance Department’s report, for the five-year period ending December 31, 2002, cited no material violations. In 2004, the NASD also commenced examinations of two Phoenix broker-dealers; the examinations were closed in April 2005 and November 2004, respectively. In February 2005, the NASD notified the Company that it was asserting violations of trade reporting rules by a PXP subsidiary. The Company responded to the NASD allegations in May 2005. Thereafter, in January 2007, the NASD notified the Company that the matter is being referred for potential violations and possible action.

In addition, Federal and state regulatory authorities from time to time make inquiries and conduct examinations regarding compliance by Phoenix Life and its subsidiaries with securities and other laws and regulations affecting their registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. There has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Our products entitle us to impose restrictions on transfers between separate account sub-accounts associated with our variable products.

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

24.  Contingent Liabilities (continued)

Over the past several years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office. While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.

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

These types of regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. While it is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

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

For example, we participate in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc., or Unicover. The pool ceased accepting new risks in early 1999. Further, we were a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool. We have been involved in disputes relating to the activities of Unicover. These disputes have been substantially resolved or settled.

Our discontinued group accident and health reinsurance operations also include other (non-Unicover) workers’ compensation reinsurance contracts and personal accident reinsurance contracts, including contracts assumed in the London market. We are engaged in arbitrations, disputes or investigations with several ceding companies over the validity of, or amount of liabilities assumed under, their contracts. These arbitrations, disputes and investigations are in various stages.

We bought retrocessional reinsurance for a significant portion of our assumed reinsurance liabilities. Some of the retrocessionaires have disputed the validity of, or amount of liabilities assumed under, their contracts with us. Most of these disputes with retrocessionaires have been resolved or settled. The remaining arbitrations and disputes are at various stages.

24.  Contingent Liabilities (continued)

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

We expect our reserves and reinsurance to cover the run-off of the business; however, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. Given the uncertainty associated with litigation and other dispute resolution proceedings, as well as the lack of sufficient claims information, the range of any reasonably possible additional future losses or gains is not currently estimable. However, it is our opinion, based on current information and after consideration of the provisions made in these financial statements, that any future adverse or favorable development of recorded reserves and/or reinsurance recoverables will not have a material adverse effect on our consolidated financial position. Nevertheless, it is possible that future developments could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

25.  Other Commitments

During 2004, we entered into a seven-year information technology infrastructure services agreement with Electronic Data Systems, or EDS, under which we expect to make aggregate remaining payments of approximately $83.2 million.

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of December 31, 2006, the Company had committed $181.4 million under such investments, of which $85.8 million is expected to be disbursed by December 31, 2007.

In connection with the sale of certain venture capital partnerships, Phoenix Life has issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. We believe the likelihood that we will have to perform under this guarantee is remote. The unfunded commitments were $19.4 million at December 31, 2006.

26.  Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position:	As of December 31,
($ in millions)	2006	2005
Assets
Available-for-sale debt securities, at fair value	$147.0	$2.0
Cash and cash equivalents	80.0	49.9
Investment in Phoenix Life	1,785.4	1,736.9
Investment in PXP	253.5	227.0
Investments in other subsidiaries	12.3	11.2
Loans to PXP	325.0	350.0
Advances to subsidiaries	172.7	203.8
Intangible assets (Note 18)	—	7.0
Deferred income taxes	105.4	122.5
Other assets	137.3	110.7
Total assets	$3,018.6	$2,821.0
Liabilities and Stockholders’ Equity
Indebtedness (Note 1)	$454.2	$455.7
Accrued pension and postemployment benefits (Note 18)	245.7	282.3
Other liabilities	82.6	75.9
Total liabilities	782.5	813.9
Total stockholders’ equity	2,236.1	2,007.1
Total liabilities and stockholders’ equity	$3,018.6	$2,821.0

Parent Company Results of Operations:	Year Ended December 31,
($ in millions)	2006	2005	2004
Revenues
Dividends received from subsidiary, Phoenix Life	$87.5	$35.1	$69.7
Investment income, principally from subsidiary, PXP	40.5	25.8	22.5
Net realized investment gains (losses)	1.4	(5.5)	—
Total revenues	129.4	55.4	92.2
Interest expense	31.3	29.9	27.4
Other operating expenses	20.6	22.5	25.9
Total expenses	51.9	52.4	53.3
Income before income taxes and equity in undistributed losses of subsidiaries	77.5	3.0	38.9
Income tax benefit	(3.8)	(13.8)	(12.3)
Income before equity in undistributed earnings of subsidiaries	81.3	16.8	51.2
Equity in undistributed earnings of subsidiaries	18.6	91.6	35.2
Net income	$99.9	$108.4	$86.4

26.  Condensed Financial Information of The Phoenix Companies, Inc. (continued)

Parent Company Cash Flows:	Year Ended December 31,
($ in millions)	2006	2005	2004
Operating Activities
Cash dividends received from subsidiary	$87.5	$35.1	$69.7
Investment income received	13.2	8.8	10.6
Interest, income taxes and other expenses paid, net	(17.4)	(17.9)	(19.1)
Cash from operating activities	83.3	26.0	61.2
Debt security purchases, net	(150.9)	—	—
Advances to subsidiaries and capital contributed to subsidiaries	(49.8)	(19.3)	(4.0)
Purchase of subsidiaries	—	(3.0)	(4.0)
Cash for investing activities	(200.7)	(22.3)	(8.0)
Common stock issuance	165.6	0.4	0.1
Common stock dividend paid	(18.1)	(15.2)	(15.1)
Cash (for) from financing activities	147.5	(14.8)	(15.0)
Change in cash and cash equivalents	30.1	(11.1)	38.2
Cash and cash equivalents, beginning of year	49.9	61.0	22.8
Cash and cash equivalents, end of year	$80.0	$49.9	$61.0

27.  Additional Operating Cash Flow Information

Operating Cash Flows on Indirect Basis:	Years Ended December 31,
($ in millions)	2006	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$99.9	$109.1	$86.3
Net realized investment gains (losses)	(76.5)	(34.2)	0.8
Proceeds from sale of trading securities	—	129.7	—
Unrealized on trading equity securities	—	—	(85.9)
Amortization and depreciation	75.9	52.9	49.1
Investment (gains) loss	(52.4)	12.3	(73.6)
Equity in losses of affiliates	—	—	17.2
Deferred income tax expense	43.5	36.0	48.5
Decrease (increase) in receivables	(21.8)	(24.0)	38.3
Deferred policy acquisition costs increase	(180.4)	(55.6)	(54.5)
Increase in policy liabilities and accruals	339.8	347.5	60.1
Other assets and other liabilities net change	(5.7)	(134.2)	(39.9)
Cash from continuing operations	222.3	439.5	46.4
Discontinued operations, net	21.6	4.4	14.9
Cash from operating activities	$243.9	$443.9	$61.3

28.  Supplemental Unaudited Financial Information

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2006

Revenues	$638.3	$628.7	$636.2	$674.8

Income from continuing operations	$1.7	$19.6	$34.3	$44.3

Net income	$1.7	$19.6	$34.3	$44.3

Earnings per share:
Basic	$0.02	$0.17	$0.30	$0.39
Diluted	$0.02	$0.17	$0.30	$0.38

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2005

Revenues	$613.4	$623.9	$657.4	$714.2

Income (loss) from continuing operations	$9.4	$22.4	$27.1	$50.2

Net income (loss)	$9.4	$22.4	$26.4	$50.2

Earnings (loss) per share:
Basic	$0.10	$0.24	$0.28	$0.53
Diluted	$0.09	$0.22	$0.26	$0.48

EXHIBIT INDEX

Exhibit
3.1

Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

3.2	By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

4.1	Amended and Restated Certificate of Incorporation and By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 hereto, respectively)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.2

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.3

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

The Phoenix Companies, Inc. Mutual Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.5

The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.6

The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.7

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.8

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.9

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.10

Second Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.11

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.12

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.13	Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to Exhibit 10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.14

Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003) (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.15

First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003) (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.16

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.17

Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.18

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.19

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.20

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.21	Form of Restricted Stock Units Agreement for Cliff Vested Grants*

10.22

The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.23

First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.24	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.25

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.26

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 99.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.27

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.28

Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.29

Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 3, 2003)

10.30

Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.31

Restricted Stock Units Agreement effective as of November 4, 2004 between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 2, 2006)

10.32

Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.33

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.34

Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.35	Discussion of compensation of George R. Aylward (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2006)

10.36

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.37

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.38

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.39

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

12	Ratio of Earnings to Fixed Charges*

21	Subsidiaries of The Phoenix Companies, Inc.*

23	Consent of PricewaterhouseCoopers LLP*

24	Power of Attorney*

31.1	Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Dona D. Young, Chief Executive Officer and Michael E. Haylon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.