Form 10-Q
period 2007-03-31
PHOENIX COMPANIES INC/DE
filed 2007-05-09
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☑

On March 31, 2007, the registrant had 114.1 million shares of common stock outstanding.

TABLE OF CONTENTS

	Item No.	Description	Page

Part I	1	Financial Statements:

		Unaudited Interim Condensed Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006	3

		Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2007 and 2006	4

		Unaudited Interim Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	5

		Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007 and 2006	6

		Notes to Unaudited Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2007 and 2006	7

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

	3	Quantitative and Qualitative Disclosures About Market Risk	57

	4	Controls and Procedures	57

Part II	1	Legal Proceedings	59

	1A	Risk Factors	59

	2	Unregistered Sales of Equity Securities and Use of Proceeds	59

	3	Defaults Upon Senior Securities	59

	4	Submission of Matters to a Vote of Security Holders	59

	5	Other Information	60

	6	Exhibits	60

Signature			64

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

March 31, 2007 (unaudited) and December 31, 2006

	Mar 31,	Dec 31,
	2007	2006
ASSETS:
Available-for-sale debt securities, at fair value	$12,667.1	$12,696.8
Available-for-sale equity securities, at fair value	191.7	187.1
Mortgage loans, at unpaid principal balances	18.5	71.9
Venture capital partnerships, at equity in net assets	141.2	116.8
Policy loans, at unpaid principal balances	2,344.6	2,322.0
Other investments	339.4	308.3
	15,702.5	15,702.9
Available-for-sale debt and equity securities pledged as collateral, at fair value	252.2	267.8
Total investments	15,954.7	15,970.7
Cash and cash equivalents	345.7	404.9
Accrued investment income	225.9	215.8
Receivables	235.4	236.3
Deferred policy acquisition costs	1,781.8	1,752.7
Deferred income taxes	25.3	37.1
Intangible assets	230.1	237.5
Goodwill	471.1	471.1
Other assets	241.9	244.7
Separate account assets	9,679.6	9,458.6
Total assets	$29,191.5	$29,029.4

LIABILITIES:
Policy liabilities and accruals	$13,598.2	$13,533.4
Policyholder deposit funds	2,127.2	2,228.4
Indebtedness	627.7	685.4
Other liabilities	530.3	539.0
Non-recourse collateralized obligations	334.8	344.0
Separate account liabilities	9,679.6	9,458.6
Total liabilities	26,897.8	26,788.8

CONTINGENT LIABILITIES (NOTE 16)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.9	4.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,372,695 and 125,001,730 shares issued	1.3	1.3
Additional paid-in capital	2,606.4	2,600.3
Accumulated deficit	(64.7)	(111.3)
Accumulated other comprehensive loss	(74.7)	(74.7)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,288.8	2,236.1
Total liabilities, minority interest and stockholders’ equity	$29,191.5	$29,029.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2007 and 2006

	2007	2006
REVENUES:
Premiums	$194.7	$207.5
Insurance and investment product fees	156.9	139.1
Broker-dealer commission and distribution fee revenues	9.3	7.3
Investment income, net of expenses	278.0	251.2
Net realized investment gains	24.5	33.2
Total revenues	663.4	638.3

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	317.3	333.9
Policyholder dividends	103.8	106.8
Policy acquisition cost amortization	43.5	30.0
Intangible asset amortization	7.6	8.0
Intangible impairment	—	32.5
Interest expense on indebtedness	9.5	12.4
Interest expense on non-recourse collateralized obligations	4.0	4.4
Other operating expenses	105.5	111.4
Total benefits and expenses	591.2	639.4
Income (loss) before income taxes and minority interest	72.2	(1.1)
Applicable income tax (expense) benefit	(21.2)	2.8
Income from continuing operations before minority interest	51.0	1.7
Minority interest in net income of consolidated subsidiaries	(0.4)	—
Net income	$50.6	$1.7

EARNINGS PER SHARE:
Net earnings – basic	$0.44	$0.02
Net earnings – diluted	$0.44	$0.02
Basic weighted-average common shares outstanding (in thousands)	113,836	103,645
Diluted weighted-average common shares outstanding (in thousands)	115,093	106,176

COMPREHENSIVE INCOME:
Net income	$50.6	$1.7
Net unrealized investment gains (losses)	3.1	(16.3)
Net unrealized foreign currency translation and other losses	(3.7)	—
Net unrealized derivative instruments gains	0.6	5.0
Other comprehensive loss	—	(11.3)
Comprehensive income (loss)	$50.6	$(9.6)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Three Months Ended March 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Premiums collected	$197.6	$215.7
Insurance and investment product fees collected	168.4	146.9
Investment income collected	232.5	219.4
Policy benefits paid, excluding policyholder dividends	(276.3)	(244.1)
Policyholder dividends paid	(80.4)	(78.3)
Policy acquisition costs paid	(78.0)	(93.8)
Interest expense on indebtedness paid	(7.7)	(7.5)
Interest expense on collateralized obligations paid	(5.3)	(4.4)
Other operating expenses paid	(136.9)	(145.4)
Income taxes paid	(5.8)	(0.9)
Cash from continuing operations	8.1	7.6
Discontinued operations, net	(5.4)	8.0
Cash from operating activities	2.7	15.6

INVESTING ACTIVITIES:
Investment purchases	(1,180.7)	(1,662.1)
Investment sales, repayments and maturities	1,258.8	1,762.8
Debt and equity securities pledged as collateral sales	14.8	6.8
Subsidiary purchases	(0.2)	—
Premises and equipment additions	(5.1)	(4.4)
Discontinued operations, net	15.6	(12.2)
Cash from investing activities	103.2	90.9

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	163.9	150.4
Policyholder deposit fund withdrawals	(265.1)	(348.1)
Indebtedness repayments	(57.2)	(9.8)
Collateralized obligations repayments	(7.1)	(5.5)
Common stock issued for equity units stock purchase contracts	—	153.7
Proceeds from stock options exercised	0.4	0.2
Cash for financing activities	(165.1)	(59.1)
Change in cash and cash equivalents	(59.2)	47.4
Cash and cash equivalents, beginning of period	404.9	301.5
Cash and cash equivalents, end of period	$345.7	$348.9

Included in cash and cash equivalents above is cash pledged as collateral of $9.5 million and $16.5 million at March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Three Months Ended March 31, 2007 and 2006

	Three Months
	2007	2006
COMMON STOCK:
Balance, beginning of period	$1.3	$1.1
Common shares issued	—	0.1
Balance, end of period	$1.3	$1.2

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,600.3	$2,437.6
Compensation expense recognized on restricted stock units	7.3	5.6
Conversion of restricted stock units to common shares, net	(2.4)	—
Stock options awarded as compensation	0.7	0.8
Stock options exercised	0.5	—
Common shares issued on settlement of equity units	—	153.5
Balance, end of period	$2,606.4	$2,597.5

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(111.3)	$(193.1)
Net income	50.6	1.7
Adjustment for initial application of FIN 48 (Note 2)	(4.0)	—
Balance, end of period	$(64.7)	$(191.4)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(74.7)	$(59.0)
Other comprehensive loss	—	(11.3)
Balance, end of period	$(74.7)	$(70.3)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Common shares contributed to employee savings plan	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,236.1	$2,007.1
Change in stockholders’ equity	52.7	150.4
Stockholders’ equity, end of period	$2,288.8	$2,157.5

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

1. Organization and Operations

Our unaudited interim condensed consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 11. The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company, or Phoenix Life, and Phoenix Investment Partners, Ltd., or PXP. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.

2. Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. We have reclassified certain amounts for 2006 to conform with 2007 presentation.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2006 Annual Report on Form 10-K.

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2007 are not necessarily indicative of the results that may be expected for the year 2007. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2006 Annual Report on Form 10-K.

Adoption of new accounting standards

The Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect adjustment of $4.0 million increase in reserves for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits that would, if recognized, impact the annual effective tax rate upon recognition is approximately $21.0 million. There were no material changes in unrecognized tax benefits during the first quarter of 2007.

It is anticipated that any changes within the next twelve months to the uncertain tax positions recorded as of March 31, 2007 will not result in a material change to our results of operations, financial condition or liquidity. We do not anticipate that there will be additional payments made or refunds received within the next twelve months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. We are no longer subject to income tax examinations by federal, state and local or foreign authorities for tax years prior to 2002, with the exception of one subsidiary state examination. Our consolidated U.S. federal income tax returns for 2003 and 2002 are currently being examined and we anticipate that the examination will be completed by March 31, 2008. Management has determined that the examination will not result in a material change to our financial position.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three-month periods ending March 31, 2007, 2006 and 2005 did not have a material impact on the effective tax rate for those periods. We did not have an accrual for the payment of interest or penalties as of January 1, 2007.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158. Additional minimum pension liabilities, or AML, and related intangible assets are derecognized upon adoption of the new standard. SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans. This guidance is effective for fiscal years ending after December 15, 2006. The new guidance also requires that the plan assets and benefit obligation be measured as of the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 as of December 31, 2006. The effect, as of that date, increased assets by $9.8 million, increased liabilities by $39.4 million and decreased equity, through accumulated other comprehensive income, by $29.6 million. See Note 13 to these financial statements for additional information related to employee benefit plans.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156. SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007. We adopted this standard effective January 1, 2007 with no material impact on our financial position and results of operations.

Effective January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets. Our adoption of SFAS 155 did not have a material effect on our financial statements.

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

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007 with no material effect on our financial position and results of operations.

Accounting standards not yet adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements, at the same time. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is expected to have an impact on our financial statements; however, the timing for adoption and impact has not yet been determined.

3. Business Combinations and Dispositions

Harris Insight Funds

On May 18, 2006, we acquired the rights to advise, distribute and administer the Harris Insight® Funds, now known as the Insight Funds, from Harris Investment Management, Inc., or Harris. Harris continues to manage the majority of the Insight Funds as subadviser. There were $8.0 billion of assets under management related to the Insight Funds at March 31, 2007.

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We do not expect any further consideration related to this sale going forward.

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $4.0 million during 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. We made no payments during the first quarter of 2007 and 2006 related to this obligation.

4. Business Segments

We are a manufacturer of insurance, annuity and investment products. We provide products and services through a wide variety of third-party financial professionals and institutional consultants.

We have two reportable operating segments—Life and Annuity and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure as well as interest expense on indebtedness are included in Corporate and Other.

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three-month periods ended March 31, 2007 and 2006. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

Within Asset Management, we focus on two customer groups—retail investors and institutional clients. We provide investment management services to retail customers through open-end mutual funds, closed-end funds and managed accounts. Managed accounts include intermediary programs sponsored and distributed by non-

affiliated broker-dealers, and direct managed accounts which are sold and administered by us. We also provide transfer agency, accounting and administrative services to our open-end mutual funds.

Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage structured finance products, including collateralized debt obligations, or CDOs, backed by portfolios of assets, for example, public high yield bonds, mortgage-backed and asset-backed securities or bank loans. See Note 11 to these financial statements for additional information.

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

Asset Management’s capital is its historical capital.

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

The accounting policies of the reportable operating segments are the same as those described in our “Significant Accounting Policies” in Note 2 to our 2006 Annual Report on Form 10-K. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

In managing our business, we analyze segment performance on the basis of “operating income” which does not equate to “net income” as determined in accordance with GAAP. Rather, it is the measure of profit or loss we use to evaluate performance, allocate resources and manage our operations.

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

The criteria used to identify an item that will be excluded from operating income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a change in regulatory requirements, or relates to other unusual circumstances. Items excluded from operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Operating income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies. However, we believe that the presentation of operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our business.

Segment Information on Assets:	Mar 31,	Dec 31,
($ in millions)	2007	2006

Segment assets
Life and annuity segment	$27,592.0	$27,172.1
Asset management segment	751.7	781.0
Corporate and other	826.8	1,044.5
Net assets of discontinued operations	21.0	31.8
Total assets	$29,191.5	$29,029.4

Segment Information on Revenues:	Three Months Ended
($ in millions)	March 31,
	2007	2006
Segment revenues
Life and annuity segment	$572.5	$547.0
Asset management segment	54.0	48.8
Elimination of inter-segment revenues	2.8	2.6
Corporate and other	9.6	6.7
Net realized investment gains	24.5	33.2
Total revenues	$663.4	$638.3

Results of Operations by Segment as Reconciled to Consolidated Net Income:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Life and annuity segment	$62.9	$38.3
Asset management segment	0.6	(34.6)
Corporate and other	(8.0)	(17.4)
Applicable income tax (expense) benefit	(17.3)	7.5
Realized investment gains, net of income taxes and other offsets	12.4	10.4
Restructuring and other costs, net of income taxes	—	(2.5)
Net income	$50.6	$1.7

Life and annuity segment

Life and Annuity Segment Assets:	Mar 31,	Dec 31,
($ in millions)	2007	2006

Investments	$15,463.5	$15,342.1
Cash and cash equivalents	235.5	201.8
Accrued investment income	219.2	205.4
Receivables	159.7	158.8
Deferred policy acquisition costs	1,781.8	1,752.7
Goodwill	16.7	16.8
Other general account assets	36.0	35.9
Separate accounts	9,679.6	9,458.6
Total segment assets	$27,592.0	$27,172.1

Life and Annuity Segment Income:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Premiums	$194.7	$207.5
Insurance and investment product fees	112.8	98.1
Net investment income	265.0	241.4
Total segment revenues	572.5	547.0
Policy benefits, including policyholder dividends	413.5	419.6
Policy acquisition cost amortization	43.8	32.6
Other operating expenses	52.3	56.5
Total segment benefits and expenses	509.6	508.7
Operating income before income taxes	62.9	38.3
Allocated income tax expense	(19.6)	(12.0)
Operating income	43.3	26.3
Realized investment gains (losses), net of income taxes and other offsets	0.5	(4.2)
Net income	$43.8	$22.1

Life and Annuity Segment Revenues by Product:	Three Months Ended
($ in millions)	March 31,
	2007	2006
Premiums
Term life insurance	$4.6	$4.0
Other life insurance	2.6	2.7
Total, non-participating life insurance	7.2	6.7
Participating life insurance	187.5	200.8
Total premiums	194.7	207.5
Insurance and investment product fees
Variable universal life insurance	30.4	28.9
Universal life insurance	63.5	51.0
Other life insurance	—	0.1
Total, life insurance	93.9	80.0
Annuities	18.9	18.1
Total insurance and investment product fees	112.8	98.1
Net investment income	265.0	241.4
Segment revenues	$572.5	$547.0

Asset management segment

Asset Management Segment Assets:	Mar 31,	Dec 31,
($ in millions)	2007	2006

Investments	$13.7	$13.5
Cash and cash equivalents	13.5	33.8
Receivables	29.3	31.9
Intangible assets	230.1	237.5
Goodwill	454.4	454.3
Other assets	10.7	10.0
Total segment assets	$751.7	$781.0

Asset Management Segment Income:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Investment product fees	$44.3	$41.2
Broker-dealer commission and distribution fee revenues	9.3	7.3
Investment income, net of expenses	0.4	0.3
Total segment revenues	54.0	48.8
Intangible asset amortization	7.6	8.0
Intangible asset impairment	—	32.5
Other operating expenses	45.8	42.9
Total segment expenses	53.4	83.4
Operating income (loss) before income taxes	0.6	(34.6)
Allocated income tax (expense) benefit	(0.9)	13.4
Operating loss	(0.3)	(21.2)
Restructuring charges, net of income taxes	—	(2.5)
Realized investment gains, net of income taxes	0.1	0.2
Net loss	$(0.2)	$(23.5)

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

Closed Block Assets and Liabilities:			Inception
($ in millions)	Mar 31,	Dec 31,	(Dec 31,
	2007	2006	1999)

Debt securities	$7,031.4	$7,000.5	$4,773.1
Equity securities	122.3	120.5	—
Mortgage loans	15.5	66.5	399.0
Venture capital partnerships	117.8	97.9	—
Policy loans	1,351.7	1,346.6	1,380.0
Other investments	96.3	85.5	—
Total closed block investments	8,735.0	8,717.5	6,552.1
Cash and cash equivalents	84.8	66.3	—
Accrued investment income	115.2	112.8	106.8
Receivables	45.2	46.7	35.2
Deferred income taxes	329.1	329.8	389.4
Other closed block assets	20.0	19.9	6.2
Total closed block assets	9,329.3	9,293.0	7,089.7
Policy liabilities and accruals	9,795.9	9,798.8	8,301.7
Policyholder dividends payable	336.0	331.7	325.1
Policyholder dividend obligation	338.3	326.9	—
Other closed block liabilities	61.3	47.9	12.3
Total closed block liabilities	10,531.5	10,505.3	8,639.1
Excess of closed block liabilities over closed block assets	$1,202.2	$1,212.3	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Obligations:	from	March 31,
($ in millions)	Inception	2007	2006

Closed block revenues
Premiums	$7,021.6	$182.7	$194.2
Net investment income	4,018.9	150.5	135.4
Net realized investment gains (losses)	(67.4)	5.4	18.4
Total revenues	10,973.1	338.6	348.0
Policy benefits, excluding dividends	7,464.0	217.7	222.4
Other operating expenses	74.6	1.8	2.2
Total benefits and expenses, excluding policyholder dividends	7,538.6	219.5	224.6
Closed block contribution to income before dividends and income taxes	3,434.5	119.1	123.4
Policyholder dividends	(2,866.0)	(103.6)	(106.7)
Closed block contribution to income before income taxes	568.5	15.5	16.7
Applicable income tax expense	(198.8)	(5.4)	(5.8)
Closed block contribution to income	$369.7	$10.1	$10.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$2,911.2	$103.6	$106.7
Policyholder dividends provided through other comprehensive income	160.2	(7.7)	(133.8)
Additions to (reductions in) policyholder dividend liabilities	3,071.4	95.9	(27.1)
Policyholder dividends paid	(2,722.2)	(80.2)	(81.2)
Increase (decrease) in policyholder dividend liabilities	349.2	15.7	(108.3)
Policyholder dividend liabilities, beginning of period	325.1	658.6	673.0
Policyholder dividend liabilities, end of period	674.3	674.3	564.7
Policyholder dividends payable, end of period	(336.0)	(336.0)	(342.6)
Policyholder dividend obligation, end of period	$338.3	$338.3	$222.1

6. Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Policy acquisition costs deferred	$77.9	$93.8
Costs amortized to expenses:
Recurring costs	(43.7)	(32.6)
Realized investment gains	0.3	2.6
Offsets to net unrealized investment gains or losses included in other comprehensive income	(5.4)	38.3
Change in deferred policy acquisition costs	29.1	102.1
Deferred policy acquisition costs, beginning of period	1,752.7	1,556.0
Deferred policy acquisition costs, end of period	$1,781.8	$1,658.1

7. Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill:	Mar 31,	Dec 31,
($ in millions)	2007	2006

Investment management contracts with definite lives	$304.6	$304.4
Accumulated amortization	(147.8)	(140.2)
Net investment management contracts with definite lives	156.8	164.2
Investment management contracts with indefinite lives	73.3	73.3
Intangible assets	$230.1	$237.5
Goodwill	$471.1	$471.1

Activity in Intangible Assets and Goodwill:	Three Months Ended
($ in millions)	March 31,
	2007	2006
Intangible assets
Purchases	$0.2	$—
Amortization	(7.6)	(8.0)
Impairment	—	(32.5)
Change in intangible assets	(7.4)	(40.5)
Balance, beginning of period	237.5	295.9
Balance, end of period	$230.1	$255.4

Goodwill
Asset purchases	$—	$—
Change in goodwill	—	—
Balance, beginning of period	471.1	471.1
Balance, end of period	$471.1	$471.1

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

8. Investing Activities

Debt and equity securities

See Note 11 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	March 31, 2007		December 31, 2006
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$674.0	$661.1	$702.4	$687.9
State and political subdivision	260.8	250.8	262.5	253.0
Foreign government	226.5	198.9	269.6	237.9
Corporate	7,168.9	7,097.7	7,230.1	7,162.9
Mortgage-backed	3,178.7	3,167.4	3,121.4	3,116.1
Other asset-backed	1,158.2	1,143.3	1,110.8	1,093.2
Available-for-sale debt securities	$12,667.1	$12,519.2	$12,696.8	$12,551.0

Amounts applicable to the closed block	$7,031.4	$6,897.2	$7,000.5	$6,858.2

Available-for-sale equity securities	$191.7	$158.6	$187.1	$156.0

Amounts applicable to the closed block	$122.3	$96.6	$120.5	$95.2

Unrealized Gains and Losses from	March 31, 2007		December 31, 2006
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$18.8	$(5.9)	$21.1	$(6.6)
State and political subdivision	12.1	(2.1)	12.1	(2.6)
Foreign government	28.3	(0.7)	32.5	(0.8)
Corporate	160.3	(89.1)	168.7	(101.5)
Mortgage-backed	45.3	(34.0)	46.0	(40.7)
Other asset-backed	21.4	(6.5)	22.8	(5.2)
Debt securities gains (losses)	$286.2	$(138.3)	$303.2	$(157.4)
Debt securities net gains	$147.9		$145.8

Equity securities gains (losses)	$34.1	$(1.0)	$34.2	$(3.1)
Equity securities net gains	$33.1		$31.1

Aging of Temporarily Impaired	March 31, 2007
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$47.7	$(1.3)	$209.2	$(4.6)	$256.9	$(5.9)
State and political subdivision	0.1	—	62.5	(2.1)	62.6	(2.1)
Foreign government	2.2	—	42.7	(0.7)	44.9	(0.7)
Corporate	536.4	(5.1)	2,950.3	(84.0)	3,486.7	(89.1)
Mortgage-backed	186.4	(3.6)	1,549.4	(30.4)	1,735.8	(34.0)
Other asset-backed	141.1	(2.4)	272.4	(4.1)	413.5	(6.5)
Debt securities	913.9	(12.4)	5,086.5	(125.9)	6,000.4	(138.3)
Equity securities	28.5	(1.0)	5.1	—	33.6	(1.0)
Total temporarily impaired securities	$942.4	$(13.4)	$5,091.6	$(125.9)	$6,034.0	$(139.3)

Amounts inside the closed block	$395.5	$(7.1)	$2,425.9	$(62.5)	$2,821.4	$(69.6)

Amounts outside the closed block	$546.9	$(6.3)	$2,665.7	$(63.4)	$3,212.6	$(69.7)

Amounts outside the closed block that are below investment grade	$57.3	$(0.8)	$189.9	$(9.3)	$247.2	$(10.1)
After offsets for deferred policy acquisition cost adjustment and taxes		$(2.4)		$(20.6)		$(23.0)

Number of securities		498		1,910		2,408

There were no unrealized losses on below investment grade debt securities outside the closed block with a fair value less than 80% of the securities amortized cost total at March 31, 2007.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $0.3 million at March 31, 2007 ($0.0 million after offsets for change in policy dividend obligation), of which $0.1 million has been in an unrealized loss for greater than 12 months.

The securities are considered to be temporarily impaired at March 31, 2007 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Aging of Temporarily Impaired
Debt and Equity Securities:	As of December 31, 2006
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
United States government and agency	$106.3	$(2.1)	$160.5	$(4.5)	$266.8	$(6.6)
State and political subdivision	2.5	(0.1)	61.2	(2.5)	63.7	(2.6)
Foreign government	8.7	(0.1)	36.2	(0.7)	44.9	(0.8)
Corporate	984.2	(14.7)	2,638.7	(86.8)	3,622.9	(101.5)
Mortgage-backed	504.9	(4.8)	1,503.4	(35.9)	2,008.3	(40.7)
Other asset-backed	166.6	(1.3)	268.9	(3.9)	435.5	(5.2)
Debt securities	1,773.2	(23.1)	$4,668.9	$(134.3)	$6,442.1	$(157.4)
Equity securities	32.7	(2.7)	1.2	(0.4)	33.9	(3.1)
Total temporarily impaired securities	$1,805.9	$(25.8)	$4,670.1	$(134.7)	$6,476.0	$(160.5)

Amounts inside the closed block	$888.7	$(14.8)	$2,050.6	$(64.2)	$2,939.3	$(79.0)

Amounts outside the closed block	$917.2	$(11.0)	$2,619.5	$(70.5)	$3,536.7	$(81.5)

Amounts outside the closed block that are below investment grade	$76.5	$(1.6)	$194.9	$(9.9)	$271.4	$(11.5)
After offsets for deferred policy acquisition cost adjustment and taxes		$(3.7)		$(21.5)		$(25.2)

Number of securities		1,016		1,892		2,908

There were no unrealized losses on below investment grade debt securities outside the closed block with a fair value less than 80% of the securities amortized cost total at December 31, 2006.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $0.1 million at December 31, 2006 ($0.0 million after offsets for change in policy dividend obligation), of which $0.1 million had been in an unrealized loss for greater than 12 months.

The securities are considered to be temporarily impaired at December 31, 2006 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Contributions	$23.0	$10.1
Equity in earnings (losses) of partnerships	7.8	(2.4)
Sale of partnership interests	—	(33.0)
Distributions	(6.4)	(3.3)
Change in venture capital partnerships	24.4	(28.6)
Venture capital partnership investments, beginning of period	116.8	145.1
Venture capital partnership investments, end of period	$141.2	$116.5

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Debt securities	$194.0	$195.1
Equity securities	2.4	0.5
Mortgage loans	0.7	0.9
Venture capital partnerships	7.8	(2.4)
Policy loans	44.1	41.1
Other investments	19.0	10.3
Other income	4.6	—
Cash and cash equivalents	4.9	3.3
Total investment income	277.5	248.8
Investment expenses	(3.5)	(2.1)
Net investment income, general account investments	274.0	246.7
Debt and equity securities pledged as collateral (Note 11)	4.0	4.5
Net investment income	$278.0	$251.2

Amounts applicable to the closed block	$150.5	$135.4

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2007	2006

Debt security impairments	$(1.0)	$(0.9)
Debt and equity securities pledged as collateral impairments	—	—
Impairment losses	(1.0)	(0.9)
Debt security transaction gains	5.2	25.3
Debt security transaction losses	(1.8)	(9.2)
Equity security transaction gains	2.7	3.9
Equity security transaction losses	(1.4)	(0.4)
Mortgage loan transaction gains	1.4	3.2
Affiliate transactions	13.7	10.0
Other investments transaction gains	4.0	2.2
Real estate transaction gains	1.5	0.1
Debt and equity securities pledged as collateral gains	0.2	—
Debt and equity securities pledged as collateral losses	—	(1.0)
Net transaction gains	25.5	34.1
Net realized investment gains	$24.5	$33.2

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2007	2006

Debt securities	$2.1	$(216.6)
Equity securities	1.9	(1.7)
Debt and equity securities pledged as collateral	(1.0)	3.0
Net unrealized investment gains (losses)	$3.0	$(215.3)

Net unrealized investment gains (losses)	$3.0	$(215.3)
Applicable closed block policyholder dividend obligation	(7.7)	(136.8)
Applicable deferred policy acquisition costs (benefit)	5.4	(38.3)
Applicable deferred income taxes (benefit)	2.2	(23.9)
Offsets to net unrealized investment losses	(0.1)	(199.0)
Net unrealized investment gains (losses) included in other comprehensive income (loss)	$3.1	$(16.3)

9. Financing Activities

Indebtedness

Indebtedness:	March 31, 2007		December 31, 2006
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$—	$—	$57.2	$60.9
7.15% surplus notes	174.0	189.2	174.0	189.6
6.675% senior unsecured bonds	153.7	154.2	153.7	155.5
7.45% senior unsecured bonds	300.0	300.2	300.0	300.4
Interest rate swap	—	—	0.5	0.5
Total indebtedness	$627.7	$643.6	$685.4	$706.9

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

We were in compliance with all of our credit facility covenants at March 31, 2007.

Common stock dividends

On April 26, 2007, we declared a dividend of $0.16 per share, payable on July 11, 2007 to shareholders of record on June 13, 2007. In the prior year, we declared a dividend of $0.16 per share on April 27, 2006 to our shareholders of record on June 13, 2006; we paid that dividend on July 11, 2006.

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. During the three-month periods ended March 31, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Mar 31,	Dec 31,
($ in millions)	2007	2006

Debt securities	$730.9	$733.0
Equity funds	2,663.5	2,591.0
Other	96.6	92.2
Total	$3,491.0	$3,416.2

Changes in Guaranteed Liability Balances	As of
($ in millions)	March 31, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$49.9	$3.7
Incurred	0.6	(1.5)
Paid	(0.4)	—
Liability balance as of March 31, 2007	$50.1	$2.2

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2006
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$49.9	$2.5
Incurred	1.9	1.2
Paid	(1.9)	—
Liability balance as of December 31, 2006	$49.9	$3.7

_______

(1)	The reinsurance recoverable asset related to the GMDB was $39.2 million and $39.2 million as of March 31, 2007 and December 31, 2006, respectively.

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

The GMWB guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we introduced a feature for these contracts beginning in the fourth quarter of 2005 that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

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

As of March 31, 2007 and December 31, 2006, the embedded derivative for GMWB and GMAB was immaterial. There were no benefit payments made for the GMWB or GMAB during the three-month periods ended March 31, 2007 or 2006.

As of March 31, 2007 and December 31, 2006, 100% of the aggregate account value with the GMWB and GMAB features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. In 2006, we began hedging our GMAB exposure using equity options, equity futures and swaps. These investments are included in other investments on our balance sheet.

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,387.1	$7.1	59
GMDB step up(2)	1,812.6	37.2	60
GMDB earnings enhancement benefit (EEB)(3)	79.8	—	59
GMDB greater of annual step up and roll up(4)	38.6	4.0	62
Total GMDB at March 31, 2007	$3,318.1	$48.3

GMIB	$654.5	$—	59
GMAB	247.0	—	54
GMWB	49.1	—	65
Total at March 31, 2007	$950.6	$—

_______

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
(2)

Step Up: The death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2007, we held additional universal life benefit reserves of $17.2 million.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities. We serve as the investment advisor to eight collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below. These eight collateralized obligation trusts are investment trusts with aggregate assets of $5.1 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our asset management affiliates’ advisory services. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the eight collateralized obligation trusts is $10.1 million at March 31, 2007 (none of which relates to trusts that are consolidated). Of that exposure, $8.4 million (none of which relates to trusts that are consolidated) relates to investment grade debt securities.

We consolidated two collateralized obligation trusts as of March 31, 2007 and December 31, 2006. As of March 31, 2007, we had no direct investment in these two consolidated collateralized obligation trusts. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.2 million and $0.2 million for the quarters ended March 31, 2007 and 2006, respectively, related to the consolidated collateralized obligation trusts.

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $252.2 million and $267.8 million at March 31, 2007 and December 31, 2006, respectively. In addition, cash and accrued investment income of $11.3 million and $5.0 million are included in these amounts at March 31, 2007 and December 31, 2006, respectively.

Fair Value and Cost of Debt and Equity Securities	March 31, 2007		December 31, 2006
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$251.5	$236.8	$267.2	$251.4
Equity securities pledged as collateral	0.7	0.3	0.6	0.3
Total debt and equity securities pledged as collateral	$252.2	$237.1	$267.8	$251.7

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $323.7 million and $332.2 million at March 31, 2007 and December 31, 2006, respectively, and non-recourse derivative cash flow hedge liabilities of $11.1 million (notional amount of $222.3 million with a maturity of June 2009) and $11.8 million (notional amount of $222.9 million with a maturity of June 2009) at March 31, 2007 and December 31, 2006, respectively. There are no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at March 31, 2007 and December 31, 2006.

Gross and Net Unrealized Gains and Losses from	March 31, 2007		December 31, 2006
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$35.4	$(20.7)	$35.4	$(19.6)
Equity securities pledged as collateral	0.5	(0.1)	0.4	(0.1)
Total	$35.9	$(20.8)	$35.8	$(19.7)
Net unrealized gains	$15.1		$16.1

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost total $20.7 million at March 31, 2007. Debt securities with a fair value less than 80% of the security’s amortized cost total $1.7 million at March 31, 2007. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at March 31, 2007.

We recognized no charge to earnings in the quarters ended March 31, 2007 and 2006, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.

The effect of the method of consolidation of the collateralized debt obligation trusts was to increase our net income by $0.2 million and decrease it $1.0 million for the three months ended March 31, 2007 and 2006, respectively, and to decrease our stockholders’ equity by $71.3 million and $71.2 million as of March 31, 2007 and December 31, 2006, respectively.

The above impact to net income and stockholders’ equity primarily relate to realized and unrealized investment and derivative cash flow gains and losses within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

The amount of derivative cash flow hedge ineffectiveness recognized on these collateralized obligation trusts for the three months ended March 31, 2007 and 2006 decreased realized gains of $1.1 million and $0.3 million, respectively.

12. Income Taxes

For the three months ended March 31, 2007 and 2006, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2007	2006

Income taxes at statutory rate	35.0%	(35.0%)
Investment income not taxed	(4.1%)	(100.0%)
State income taxes, net of federal tax	0.4%	(90.9%)
Other, net	(2.0%)	(28.7%)
Effective income tax rates applicable to continuing operations	29.3%	(254.6%)

Our effective income tax expense rate of 29.3% for the three months ended March 31, 2007 varies from the expected annual effective tax rate applied to recurring items of 31.3% primarily due to the effects of realized gain adjustments, as described further in Note 17. The estimated annual effective income tax rate applied to recurring income items for the three-month period ended March 31, 2006 was 30.8%. Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. The current periods being audited by the IRS are the 2003 and 2002 tax years. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded on the balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

13. Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Service cost	$3.5	$3.3
Interest cost	9.2	8.7
Expected return on plan assets	(10.0)	(8.7)
Net loss amortization	1.3	2.2
Prior service cost amortization	0.2	0.2
Pension benefit cost	$4.2	$5.7

Components of Other Postretirement Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Service cost	$0.4	$0.4
Interest cost	1.1	0.9
Net gain amortization	—	—
Prior service cost amortization	(0.4)	(0.4)
Other postretirement benefit cost	$1.1	$0.9

Savings plans

During the three months ended March 31, 2007 and 2006, we incurred costs of $1.7 million and $1.6 million, respectively, for contributions to our employer-sponsored savings plans.

14. Share-based compensation

On January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Compensation cost charged to income	$2.6	$1.4
Income tax benefit	$0.6	$0.5

We did not capitalize any cost of stock-based compensation during the three-month periods ended March 31, 2007 and 2006.

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

Stock Option Activity:	Three Months Ended March 31,
	2007		2006
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,522,618	$14.85	4,426,672	$14.78
Granted	479,000	14.10	430,500	14.56
Exercised	(89,333)	9.39	(21,540)	9.28
Canceled	(25,838)	14.51	(109,573)	15.76
Outstanding, end of period	4,886,447	$14.88	4,726,059	$14.76

Options granted during the three months ended March 31, 2007 had a weighted-average fair value of $5.80.

At March 31, 2007, 3.8 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.32.

As of March 31, 2007, there was $5.2 million of total unrecognized compensation cost related to non-vested stock options granted by us.

Restricted stock units

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended March 31,
	2007		2006
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,432,454	$10.73	1,869,393	$10.77
Awarded	807,003	13.35	767,755	14.56
Converted to common shares/applied to taxes	(483,504)	12.77	—	—
Canceled	(11,606)	14.60	(48,511)	12.20
Outstanding, end of period	1,744,347	$11.35	2,588,637	$11.87

The intrinsic value of RSUs converted during the three months ended March 31, 2007 was $5.7 million.

In addition to the RSU activity above, 3.5 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.

As of March 31, 2007, there was $6.1 million of total unrecognized compensation cost related to non-vested RSUs granted by us.

15. Earnings Per Share

Shares Used in Calculation of Basic and Diluted Earnings per Share:	Three Months Ended
(in thousands)	March 31,
	2007	2006

Weighted-average common shares outstanding	113,836	103,645
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,091	2,206
Stock options	166	325
Dilutive potential common shares	1,257	2,531
Weighted-average common shares outstanding, including dilutive potential common shares	115,093	106,176

Stock options excluded from calculation due to anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	3,673	3,268

16. Contingent Liabilities

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

For example, during 2004 and 2003, the New York State Insurance Department conducted its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and the SEC conducted examinations of certain Phoenix Life variable products and certain Phoenix Life affiliated investment advisers and mutual funds. The New York State Insurance Department’s report, for the five-year period ending December 31, 2002, cited no material violations. In 2004, the NASD also commenced examinations of two Phoenix broker-dealers; the examinations were closed in April 2005 and November 2004, respectively.

In February 2005, the NASD notified the Company that it was asserting violations of trade reporting rules by a PXP subsidiary. The Company responded to the NASD allegations in May 2005. Thereafter, in January 2007, the NASD notified the Company that the matter was being referred for potential violations and possible action.  On May 3, 2007, the NASD accepted a letter of acceptance, waiver and consent submitted by the PXP subsidiary to resolve this matter.  Without admitting or denying the NASD’s findings, in accordance with the terms of the letter the PXP subsidiary agreed to a censure, to pay a fine of $8,000 and to revise its supervisory procedures.

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

In 2005 and 2004, the Boston District Office of the SEC conducted a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist the Company in preparing the analysis. Based on this analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.

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

17. Accounting Adjustment

During the first quarter of 2007, we identified certain items that required adjustment. The adjustments relate primarily to two areas:

•

Overaccrual of interest expense. Between 2002 and 2006, interest was accrued on a note payable for more than was owed. The effect was immaterial in any one period and accumulated over several years to an overaccrual of approximately $1.4 million after-tax.

•

Under reporting of realized investment gains. We did not reflect approximately $2.7 million of after-tax realized investment gains associated primarily with the sale of a subsidiary in 1999. Instead, these gains were recognized as unrealized gains and included in accumulated other comprehensive income.

Management has evaluated the financial impact of the previously mentioned accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the current year or any prior period. Accordingly, prior period financial statements have not been restated. Instead, we have recorded a cumulative increase to net income in the three months ended March 31, 2007 of $4.1 million after-tax for these adjustments. Of the $4.1 million after-tax adjustment, $2.7 million was related to net realized investment gains and $1.4 million was related to interest expense on indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) movements in the equity markets and interest rates that affect our investment results, the fees we earn from our assets under management, the demand for our variable products and our pension funding obligations; (ii) the possibility that mortality rates or persistency may differ significantly from our pricing expectations; (iii) the availability, pricing and adequacy of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (iv) our dependence on non-affiliated distributors for our product sales, (v) downgrades in the financial strength ratings of our subsidiaries or in our credit ratings; (vi) our dependence on third parties to maintain critical business and administrative functions; (vii) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (viii) our ability to attract and retain key personnel in a competitive environment; (ix) the poor relative investment performance of some of our equity management strategies and the resulting outflows in our assets under management; (x) the possibility that the goodwill or intangible assets associated with our asset management business could become impaired, requiring a charge to earnings; (xi) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (xii) our primary reliance, as a holding company, on dividends and other payments from its subsidiaries to meet debt payment obligations, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xiii) the potential need to fund deficiencies in our closed block; (xiv) legislative, regulatory, accounting or tax developments that may affect us directly, or indirectly through the cost of, or demand for, our products or services; (xv) legal or regulatory actions; and (xvi) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of March 31, 2007 as compared to December 31, 2006; our consolidated results of operations for the three months ended March 31, 2007 and 2006; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

Overview

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Overview” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2006 Annual Report on Form 10-K.

Recent Acquisitions and Dispositions

Harris Insight Funds

On May 18, 2006, we acquired the rights to advise, distribute and administer the Harris Insight® Funds, now known as the Insight Funds, from Harris Investment Management, Inc., or Harris. Harris continues to manage the majority of the Insight Funds as subadviser. There were $8.0 billion of assets under management related to the Insight Funds at March 31, 2007.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, Phoenix Investment Partners, Ltd., or PXP, owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR. In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder plus deferred interest was paid on January 2, 2007. The interest rate on the notes was 4.75%.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We do not expect any further consideration related to this sale going forward.

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.4 million to the selling shareholders, including $4.0 million during 2007 based on certain financial performance targets being met, and the balance in 2008 based on the appraised value of PFG as of December 31, 2007. We made no payments during the first quarter of 2007 and 2006 related to this obligation.

The Demutualization

Phoenix Home Life demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies, Inc. and changed its name to Phoenix Life Insurance Company, or Phoenix Life. See Note 5 to our consolidated financial statements in this Form 10-Q for detailed information regarding the demutualization and closed block.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements in this Form 10-Q.

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

See our 2006 Annual Report on Form 10-K for a discussion of those critical accounting estimates.

Executive Overview and Outlook

Consolidated Results of Operations for the three months ended March 31, 2007

Consolidated net income was $50.6 million, or $0.44 per diluted share, a significant increase from net income of $1.7 million, or $0.02 per diluted share, in the first quarter of 2006. The 2007 results reflected solid mortality and persistency for our Life and Annuity segment along with the strong growth from our inforce business over the last several years and improved investment income. The prior year period included an intangible asset impairment charge of $20.1 million, after tax, that did not recur for the first quarter of 2007.

Total life sales, excluding private placements, of $62.3 million were slightly ahead of our expectations and lower that in the first quarter of 2006, which was unusually strong. Annuity deposits increased 44% from the prior year period, reflecting our expanded distribution reach and broader product offerings. Net outflows in annuities declined to $101.5 million from $253.6 million. Asset Management sales had positive overall net flows of $810.2 million in the first quarter of 2007 primarily from strong mutual fund sales and structured products.

Consolidated Financial Condition as of March 31, 2007

Stockholders’ equity increased by $52.7 million to $2,288.8 million at March 31, 2007, due primarily to the increase in net income. Total assets increased $162.1 million to $29.2 billion at March 31, 2007, due primarily to a $221.0 million increase in separate account assets which resulted from strong investment performance for the quarter. This increase was partially offset by a $53.4 million decrease in mortgage loans and a $29.7 million decrease in available-for-sale debt securities. The decrease in mortgages was due to the sale of almost all our remaining mortgages. The decrease in debt securities was necessary to fund withdrawals of policyholder deposit funds, primarily related to discontinued products.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended
($ in millions)	March 31,
	2007	2006	Change
REVENUES:
Premiums	$194.7	$207.5	$(12.8)
Insurance and investment product fees	156.9	139.1	17.8
Broker-dealer commission and distribution fee revenues	9.3	7.3	2.0
Investment income, net of expenses	278.0	251.2	26.8
Net realized investment gains	24.5	33.2	(8.7)
Total revenues	663.4	638.3	25.1

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	317.3	333.9	(16.6)
Policyholder dividends	103.8	106.8	(3.0)
Policy acquisition cost amortization	43.5	30.0	13.5
Intangible asset amortization	7.6	8.0	(0.4)
Intangible impairment	—	32.5	(32.5)
Interest expense on indebtedness	9.5	12.4	(2.9)
Interest expense on non-recourse collateralized obligations	4.0	4.4	(0.4)
Other operating expenses	105.5	111.4	(5.9)
Total benefits and expenses	591.2	639.4	(48.2)
Income (loss) before income taxes and minority interest	72.2	(1.1)	73.3
Applicable income tax (expense) benefit	(21.2)	2.8	(24.0)
Income from continuing operations before minority interest	51.0	1.7	49.3
Minority interest in net income of consolidated subsidiaries	(0.4)	—	(0.4)
Net income	$50.6	$1.7	$48.9

Three months ended March 31, 2007 vs. March 31, 2006

Total revenues increased $25.1million primarily due to the following:

•

Investment income, net of expenses, increased 11%, in the first quarter of 2007 from the same period in 2006 due to strong investment performance due primarily to higher income from venture capital, policy loans and other invested assets due to the overall favorable liquidity environment.

•

Insurance and investment product fees increased 13%, in the first quarter of 2007 over the same period in 2006 due to a $14.7 million increase in universal life fees, mainly cost of insurance, or COI, fees resulting from growth of the in-force block of business. Investment product fees increased due primarily to an increase in average assets under management compared to the prior year quarter.

Partially offsetting these increases were the following:

•

Premiums decreased 6% primarily due to a $13.3 million decrease in premiums on the traditional life insurance block, which is comprised mainly of participating life insurance policies which we no longer sell. However, policyholder benefits decreased $5.8 million related to the reduction of in-force policies for traditional life insurance.

•

Net realized investment gains decreased 26% due primarily to significantly lower debt security transaction gains of $5.2 million as compared to $25.3 million in the same period of 2006. The first quarter of 2007 included $13.7 million pre-tax gains related to the Lombard earn-out as compared to $10.0 million pre-tax gains in the same period in 2006. Net realized investment gains also include a favorable adjustment related to prior periods. See Note 17 to our consolidated financial statements in this Form 10-Q for additional information on these adjustments.

Total benefits and expenses decreased $48.2 million primarily due to the following:

•

In the first quarter of 2006, we recorded a $32.5 million impairment charge on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues. We did not have an impairment charge in the first quarter of 2007.

•

Policyholder benefits decreased 5% in the first quarter of 2007 from the same period in 2006 due principally to lower benefits and reserve changes for participating life insurance of $5.8 million related to the reduction of in-force policies. Interest credited for annuities decreased $7.8 million as a result of the decline in general account funds on deposit, primarily related to discontinued products.

•	Other operating expenses decreased 5% principally due to lower commissions and premium taxes as a result of lower sales over the first quarter of 2006.

Partially offsetting this decrease is the following:

•

Policy acquisition cost amortization increased 45% in the first quarter of 2007 over the same period in 2006 due to the higher insurance margins used for the amortization of deferred acquisition costs.

Income before income taxes and minority interest increased $73.3 million primarily due to higher insurance and investment product fees, strong investment performance, lower operating expenses and an intangible asset impairment that did not recur in 2007.

Income tax expense increased to $21.2 million in the first quarter of 2007 as compared to an income tax benefit of $2.8 million recorded in the first quarter of 2006 due primarily to pre-tax income of $72.2 million in the 2007 quarter compared to a pre-tax loss of $1.1 million in the 2006 quarter.

Life insurance sales were strong and in line with our expectations for the year. Total life insurance sales were $62.3 million for the first quarter of 2007. Current assumption Universal Life continues to account for the largest percentage of premium, although our mix of business is becoming more diversified, with total variable universal life sales up 126% from the prior year. Our sales were well diversified in terms of distribution, with no single relationship accounting for more than 25% of total sales.

Annuity sales also gained momentum. Annuity deposits for the year, excluding private placements, increased 44% to $132.5 million from $92.2 million. Annuity net outflows, excluding private placements and discontinued products were $25 million for the first quarter of 2007 compared to $69 million in the comparable period in 2006. Private placement life and annuity deposits, which are not included in the life sales or annuity deposits, were $65.6 million in the first quarter of 2007 compared to $11.9 million for 2006. Deposits from private placement sales can vary widely quarter to quarter because they involve fewer but significantly larger cases.

Assets under management at March 31, 2007 were $45.7 billion as compared to $37.1 billion at March 31, 2006, an increase of 23%. Net positive flows were $810.2 million in the first quarter of 2007 compared with negative flows of $1.7 billion in the prior year’s first quarter. The positive net flows for the first quarter of 2007 included a $1.5 billion CDO issuance offset by a $227 million liquidation of an existing collateralized bond obligation, or CBO, and net redemptions in some of our other products. Mutual fund sales reached $1.2 billion, an increase of 81% for the first quarter of 2007 compared to $640.4 million in the first quarter of 2006. First quarter of 2006 net outflows were driven by redemptions in some of our underperforming equity strategies, primarily related to institutional products and managed accounts.

We ended the first quarter of 2007 in a strong financial position. Stockholders’ equity was $2,288.8 million at March 31, 2007, up from $2,236.1 million at December 31, 2006. This increase was principally due to the increase in net income. Phoenix Life’s statutory capital, surplus and AVR grew $46.2 million to $1,166.5 million at March 31, 2007 from $1,120.3 million December 31, 2006, and we ended the first quarter of 2007 with an estimated risk-based capital ratio well above 400%.

Key drivers for continued growth in Life include:

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

Key drivers for growth in Asset Management are to:

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

Results of Operations by Segment

In managing our business, we analyze segment performance on the basis of “operating income” which does not equate to net income as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by our management to evaluate performance, allocate resources and manage our operations. We believe that operating income, and measures that are derived from or incorporate operating income, are appropriate measures that are useful to investors as well, because they identify the earnings of, and underlying profitability factors affecting, the ongoing operations of our business.

Operating income is calculated by excluding realized investment gains (losses) and certain other items because we do not consider them to be related to the operating performance of our segments. The size and timing of realized investment gains (losses) are often subject to our discretion. Certain other items are also excluded from operating income if, in our opinion, they are not indicative of overall operating trends. The criteria used to identify an item that will be excluded from operating income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a change in regulatory requirements, or relates to other unusual circumstances.

Items excluded from operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Some of these items may be significant components of net income in accordance with GAAP. Accordingly, operating income, and other measures that are derived from or incorporate operating income, are not substitutes for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies.

Results of Operations by Segment	Three Months Ended
as Reconciled to Consolidated Net Income:	March 31,
($ in millions)	2007	2006

Life and annuity segment	$62.9	$38.3
Asset management segment	0.6	(34.6)
Venture capital segment	—	—
Corporate and other:
Interest expense on indebtedness	(9.5)	(12.4)
Other	1.5	(5.0)
Applicable income tax (expense) benefit	(17.3)	7.5
Realized investment gains, net of income taxes and other offsets	12.4	10.4
Restructuring and other costs, net of income taxes	—	(2.5)
Net income	$50.6	$1.7

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used a 300% risk-based capital ratio for allocations in 2007 and 2006. Capital within our Life Companies that is unallocated is included in Corporate and Other. Asset Management’s capital is its historical capital. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Three Months Ended
($ in millions)	March 31,
	2007	2006	Change
Results of operations
Premiums	$194.7	$207.5	$(12.8)
Insurance and investment product fees	112.8	98.1	14.7
Net investment income	265.0	241.4	23.6
Total segment revenues	572.5	547.0	25.5
Policy benefits, including policyholder dividends	413.5	419.6	(6.1)
Policy acquisition cost amortization	43.8	32.6	11.2
Other operating expenses	52.3	56.5	(4.2)
Total segment benefits and expenses	509.6	508.7	0.9
Operating income before income taxes	62.9	38.3	24.6
Allocated income tax expense	(19.6)	(12.0)	(7.6)
Operating income	43.3	26.3	17.0
Realized investment gains (losses), net of income taxes and other offsets	0.5	(4.2)	4.7
Net income	$43.8	$22.1	$21.7

Three months ended March 31, 2007 vs. March 31, 2006

Life and Annuity net income and operating income increased in the first quarter of 2007 compared to the prior year period primarily as a result of higher revenues resulting from an increase in insurance and investment product fees and net investment income.

Insurance and investment product fees increased 15% due principally to higher universal life fees of $12.5 million, primarily cost of insurance fees, resulting from higher sales and growth of inforce business. These revenue increases were partially offset by premium revenue decreasing 6%. This decrease was primarily due to a $13.3 million decrease in participating life insurance premiums. Since our demutualization in 2001, we no longer sell participating life policies, resulting in a decline in renewal participating life premiums.

Net investment income in the first quarter of 2007 improved significantly compared to the prior year period due to higher income from venture capital, policy loans and other invested assets due to the overall favorable liquidity environment.

Total segment benefits and expenses in the first quarter of 2007 increased slightly compared to the prior year period, in large measure due to increased policy acquisition cost amortization due to the higher insurance margins used for the amortization of deferred acquisition costs. This increase was substantially offset by the decline in policy benefits, including policyholder dividends, and the decline in other operating expenses. Policy benefits, including policyholder dividends decreased 1% due principally to lower benefits and reserve changes for participating life insurance and lower interest credited for annuities. Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, decreased 7% due to lower commissions, premium taxes and controllable expenses.

Annuity funds on deposit

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2007	2006

Deposits	$187.1	$96.3
Performance and interest credited	169.6	319.2
Fees	(17.8)	(15.8)
Benefits and surrenders	(280.9)	(513.3)
Change in funds on deposit	58.0	(113.6)
Funds on deposit, beginning of period	8,677.6	8,038.1
Annuity funds on deposit, end of period	$8,735.6	$7,924.5

Three months ended March 31, 2007 vs. March 31, 2006

Annuity funds on deposit increased $58.0 million compared to a decrease of $113.6 million in 2006. This quarter-over-quarter change was principally due to higher deposits and lower surrenders from our discontinued products offset by lower performance.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Deposits	$51.6	$46.0
Performance and interest credited	58.1	101.0
Fees and cost of insurance	(27.9)	(26.0)
Benefits and surrenders	(30.0)	(21.9)
Change in funds on deposit	51.8	99.1
Funds on deposit, beginning of period	2,312.9	2,099.8
Variable universal life funds on deposit, end of period	$2,364.7	$2,198.9

Three months ended March 31, 2007 vs. March 31, 2006

Variable universal life funds on deposit increased $51.8 million compared to $99.1 million in 2006. This quarter-over-quarter change was primarily due to a decrease in performance and interest credited and an increase in benefits and surrenders, offset by an increase in deposits.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2007	2006

Deposits	$92.3	$135.5
Interest credited	21.0	19.4
Fees and cost of insurance	(64.3)	(53.4)
Benefits and surrenders	(30.2)	(29.3)
Change in funds on deposit	18.8	72.2
Funds on deposit, beginning of period	1,904.1	1,734.1
Universal life funds on deposit, end of period	$1,922.9	$1,806.3

Three months ended March 31, 2007 vs. March 31, 2006

Universal life funds on deposit increased $18.8 million compared to $72.2 million in 2006. This quarter-over-quarter change was due primarily to a decrease in deposits and by an increase in fees and cost of insurance.

Life and Annuity Segment Revenues by Product:	Three Months Ended
($ in millions)	March 31,
	2007	2006	Change

Variable universal life insurance	$32.8	$30.5	$2.3
Universal life insurance	94.1	78.0	16.1
Other life insurance	0.3	0.1	0.2
Total core life insurance	127.2	108.6	18.6
Traditional life insurance	399.3	384.7	14.6
Total life insurance	526.5	493.3	33.2
Annuities	46.0	53.7	(7.7)
Segment revenues	$572.5	$547.0	$25.5

Three months ended March 31, 2007 vs. March 31, 2006

Variable universal life insurance revenue increased 7% primarily due to higher fee income from positive net flows and strong market performance.

Universal life insurance revenue increased 21% primarily due to higher cost of insurance fees, from growth of in-force business, increased investment earnings from higher funds on deposit.

Traditional life insurance revenue increased 4% due to higher net investment income.

Annuity revenue decreased 14% due primarily to lower interest earned, mainly from the decline in funds on deposit from lower discontinued products and other general account funds.

Composition of Life and Annuity Operating Income	Three Months Ended
before Income Taxes by Product:	March 31,
($ in millions)	2007	2006	Change

Variable universal life insurance	$8.8	$8.5	$0.3
Universal life insurance	17.5	7.9	9.6
Other life insurance	0.4	0.4	—
Total core life insurance	26.7	16.8	9.9
Traditional life insurance	29.3	15.8	13.5
Total life insurance	56.0	32.6	23.4
Annuities	6.9	5.7	1.2
Operating income before income taxes	$62.9	$38.3	$24.6

Three months ended March 31, 2007 vs. March 31, 2006

Universal life pre-tax operating income increased 122% primarily due to higher cost of insurance fees, higher net investment income and favorable mortality, partially offset by the increase in deferred policy acquisition cost amortization which resulted from higher insurance margins.

Traditional life pre-tax operating income increased 85% primarily due to higher investment income due to strong investment performance, favorable claims for term insurance and on an older block of corporate-owned life insurance, and lower expenses.

Annuity pre-tax operating income increased 21% primarily due to improved insurance margins and lower commission expenses that resulted from lower account balances in our discontinued products.

Asset Management Segment

Summary Asset Management Financial Data:	Three Months Ended
($ in millions)	March 31,
	2007	2006	Change
Results of operations
Investment product fees	$44.3	$41.2	$3.1
Broker-dealer commission and distribution fee revenues	9.3	7.3	2.0
Investment income, net of expenses	0.4	0.3	0.1
Total segment revenues	54.0	48.8	5.2
Intangible asset amortization	7.6	8.0	(0.4)
Intangible asset impairment	—	32.5	(32.5)
Other operating expenses	45.8	42.9	2.9
Total segment expenses	53.4	83.4	(30.0)
Operating income (loss) before income taxes	0.6	(34.6)	35.2
Allocated income tax (expense) benefit	(0.9)	13.4	(14.3)
Operating loss	(0.3)	(21.2)	20.9
Restructuring and other costs, net of income taxes	—	(2.5)	2.5
Realized investment gains, net of income taxes	0.1	0.2	(0.1)
Net loss	$(0.2)	$(23.5)	$23.3

Our investment product fee revenues are based on assets under management. Approximately 34% of our investment product fees are based on beginning of quarter assets under management while the remaining 66% are based on average daily closing asset values. End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	As of or for the
($ in millions)	Quarter Ended
	March 31,
	2007	2006
End of Period
Money market mutual funds	$5,336.9	$101.3
All other	40,380.2	37,029.0
Total	$45,717.1	$37,130.3
Average (based on how fees are calculated)
Money market mutual funds	$5,813.0	$103.8
All other	40,346.5	37,564.8
Total	$46,159.5	$37,668.6

Three months ended March 31, 2007 vs. March 31, 2006

Asset Management net income and operating income increased in the first quarter of 2007 as compared to the prior year period due primarily to an increase in fees and an impairment charge in the first quarter of 2006 that did not recur.

In the first quarter of 2006, we performed an interim test for impairment on certain definite-lived intangible assets as a result of significant outflows related to these retail products. As a result of these tests, we recorded a $32.5 million pre-tax impairment charge against certain definite-lived intangible assets. In connection with this impairment, as required by SFAS 142, we also performed a test for impairment of the asset management goodwill. No impairment of goodwill was deemed necessary.

Investment product fees and broker-dealer commission and distribution fee revenues increased significantly in the first quarter of 2007 compared to the prior year period. Investment product fees increased 8%. This increase was due primarily to an increase in average assets under management compared to the prior year. Broker-dealer commission and distribution fee revenues increased by 26% due to an increased amount of mutual fund assets under management. Approximately 34% of our management fee revenues were based on assets as of the beginning of a quarter, which causes fee revenues to lag behind changes in assets under management.

Expenses increased during the first quarter of 2007, partially attributable to increased sales of retail products during the period. Specifically, other operating expenses increased 7% due to an increase of $2.7 million in distribution and administration expenses and an increase of $1.5 million in employment expenses, partially offset by a decrease of $1.4 million due to a reduction in office lease expense and an overall reduction in most general expenses. Distribution and administration expenses increased in 2007 due to the increased amount of mutual fund business. The increase in employment expenses was due to higher incentive compensation (particularly sales incentives), partially offset by a lower salary expense because of a smaller number of employees.

Assets under management were $45.7 billion and $37.1 billion at March 31, 2007 and 2006, respectively. The increase in assets under management since March 31, 2006 is due to the acquisition of the contracts to manage the Insight Funds and positive investment performance, partially offset by a $1.7 billion reduction in money market mutual funds, a $0.6 billion reduction in institutional cash management accounts and net outflows of $1.8 billion.

Sales of retail products in 2007 were $1.5 billion, which were $0.5 billion higher than in the prior year period. There was an 81% increase in mutual fund sales, but this was modestly offset by a 12% decrease in managed account sales. Redemptions from existing accounts were $1.6 billion, a 23% improvement versus 2006. Sales of institutional accounts in 2007 were $0.3 billion, a $0.3 billion decrease versus 2006. Lost accounts and withdrawals from existing accounts were $0.5 billion, a 45% improvement versus 2006. Sales of structured financial products were $1.5 billion higher in 2007 due to the issuance of a new product in 2007 versus no new products in 2006. Redemptions for structured products in 2007 were modestly higher than 2006 due to the liquidation of one CBO in 2007.

Corporate and Other

Summary Corporate and Other Financial Data:	Three Months Ended
($ in millions)	March 31,
	2007	2006	Change
Results of operations
Corporate investment income	$1.5	$0.2	$1.3
Investment income from collateralized obligations	4.0	4.5	(0.5)
Interest expense on indebtedness	(9.5)	(12.4)	2.9
Interest expense on non-recourse collateralized obligations	(4.0)	(4.4)	0.4
Corporate expenses	(2.9)	(5.5)	2.6
Other	2.9	0.2	2.7
Operating loss before income taxes	(8.0)	(17.4)	9.4
Allocated income tax benefit	3.1	6.1	(3.0)
Operating loss	(4.9)	(11.3)	6.4
Realized investment gains, net of income taxes and other offsets	11.9	14.4	(2.5)
Net income	$7.0	$3.1	$3.9

Three months ended March 31, 2007 vs. March 31, 2006

Corporate and Other net income increased and operating loss decreased in the first quarter of 2007 compared to the prior year period primarily as a result of higher investment income from the investment of equity units proceeds, lower interest expense from the pay down of debt and lower corporate expenses. It also reflects a favorable $1.4 million after-tax adjustment related to an overaccrual of interest in prior periods. See Note 17 to our consolidated financial statements in this Form 10-Q for additional information on these adjustments.

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

See Note 11 to our consolidated financial statements in this Form 10-Q as well as Note 14 to our consolidated financial statements in our 2006 Annual Report on Form 10-K for more information.

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

See our 2006 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2007 in comparison to December 31, 2006.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2007, our general account held debt securities with a carrying value of $12,667.1 million, representing 80.7% of total general account investments. Public debt securities represented 74.9% of total debt securities, with the remaining 25.1% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
Rating	Designation	2007	2006	2007	2006	2007	2006

1	AAA/AA/A	$7,960.0	$7,897.2	$6,320.9	$6,214.1	$1,639.1	$1,683.1
2	BBB	3,750.1	3,743.7	2,367.9	2,345.4	1,382.2	1,398.3
Total investment grade		11,710.1	11,640.9	8,688.8	8,559.5	3,021.3	3,081.4
3	BB	667.1	765.7	576.2	665.7	90.9	100.0
4	B	226.9	221.4	178.7	175.2	48.2	46.2
5	CCC and lower	52.9	53.2	34.6	38.7	18.3	14.5
6	In or near default	10.1	15.6	9.1	10.1	1.0	5.5
Total debt securities		$12,667.1	$12,696.8	$9,487.4	$9,449.2	$3,179.7	$3,247.6

General Account Debt Securities	As of March 31, 2007
by Investment Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$674.0	$661.1	$18.8	$(5.9)	$12.9
State and political subdivision	260.8	250.8	12.1	(2.1)	10.0
Foreign government	226.5	198.9	28.3	(0.7)	27.6
Corporate	7,168.9	7,097.7	160.3	(89.1)	71.2
Mortgage-backed	3,178.7	3,167.4	45.3	(34.0)	11.3
Other asset-backed	1,158.2	1,143.3	21.4	(6.5)	14.9
Total debt securities	$12,667.1	$12,519.2	$286.2	$(138.3)	$147.9
Debt securities outside closed block:
Unrealized gains	$2,443.5	$2,360.4	$83.1	$—	$83.1
Unrealized losses	3,192.2	3,261.6	—	(69.4)	(69.4)
Total outside the closed block	5,635.7	5,622.0	83.1	(69.4)	13.7
Debt securities in closed block:
Unrealized gains	4,223.2	4,020.1	203.1	—	203.1
Unrealized losses	2,808.2	2,877.1	—	(68.9)	(68.9)
Total in the closed block	7,031.4	6,897.2	203.1	(68.9)	134.2
Total debt securities	$12,667.1	$12,519.2	$286.2	$(138.3)	$147.9

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2007 in our debt securities portfolios are banking (6.9%), diversified financial services (4.0%), insurance (3.4%), electrical utilities (3.3%) and real estate investment trusts (2.1%).

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

Sources of Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2007	2006

Debt security impairments	$(1.0)	$(0.9)
Debt and equity securities pledged as collateral impairments	—	—
Impairment losses	(1.0)	(0.9)
Debt security transaction gains	5.2	25.3
Debt security transaction losses	(1.8)	(9.2)
Equity security transaction gains	2.7	3.9
Equity security transaction losses	(1.4)	(0.4)
Mortgage loan transaction gains	1.4	3.2
Affiliate transactions	13.7	10.0
Other investments transaction gains	4.0	2.2
Real estate transaction gains	1.5	0.1
Debt and equity securities pledged as collateral gains	0.2	—
Debt and equity securities pledged as collateral losses	—	(1.0)
Net transaction gains	25.5	34.1
Net realized investment gains	$24.5	$33.2

Net realized investment gains	$24.5	$33.2
Applicable closed block policyholder dividend obligation	6.6	19.2
Applicable deferred policy acquisition costs	(0.4)	(2.6)
Applicable deferred income taxes	3.9	6.2
Offsets to realized investment gains	10.1	22.8
Net realized investment gains included in net income	$14.4	$10.4

Impairment losses on debt and equity securities increased to $1.0 million for the 2007 quarter as compared to $0.9 million for the 2006 quarter. Affiliate transactions of $13.7 million in 2007 and $10.0 million in 2006 are attributable to the Lombard earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.

Gross and Net Unrealized	As of March 31, 2007
Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,237	2,312	1,419	1,757	818	555
Unrealized gains (losses)	$286.2	$(138.3)	$83.1	$(69.4)	$203.1	$(68.9)
Applicable policyholder dividend obligation (reduction)	203.1	(68.9)	—	—	203.1	(68.9)
Applicable deferred policy acquisition costs (benefit)	28.9	(34.0)	28.9	(34.0)	—	—
Applicable deferred income taxes (benefit)	19.0	(12.4)	19.0	(12.4)	—	—
Offsets to net unrealized gains (losses)	251.0	(115.3)	47.9	(46.4)	203.1	(68.9)
Unrealized gains (losses) after offsets	$35.2	$(23.0)	$35.2	$(23.0)	$—	$—
Net unrealized gains after offsets	$12.2		$12.2		$—

Equity securities
Number of positions	322	96	157	59	165	37
Unrealized gains (losses)	$34.1	$(1.0)	$7.7	$(0.3)	$26.4	$(0.7)
Applicable policyholder dividend obligation (reduction)	26.4	(0.7)	—	—	26.4	(0.7)
Applicable deferred income taxes (benefit)	2.7	(0.1)	2.7	(0.1)	—	—
Offsets to net unrealized gains (losses)	29.1	(0.8)	2.7	(0.1)	26.4	(0.7)
Unrealized gains (losses) after offsets	$5.0	$(0.2)	$5.0	$(0.2)	$—	$—
Net unrealized gains after offsets	$4.8		$4.8		$—

Total net unrealized gains on debt and equity securities as of March 31, 2007 were $181.0 million (unrealized gains of $320.3 million less unrealized losses of $139.3 million). Of that net amount, net unrealized losses of $21.1 million were outside the closed block ($17.0 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized gains of $159.9 million were in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of March 31, 2007. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2007
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$3,192.2	$400.1	$128.6	$2,663.5
Total amortized cost	3,261.6	404.7	130.0	2,726.9
Unrealized losses	$(69.4)	$(4.6)	$(1.4)	$(63.4)
Unrealized losses after offsets	$(23.0)	$(1.9)	$(0.5)	$(20.6)
Unrealized losses over 20% of cost	$(0.2)	$(0.1)	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(59.3)	$(4.1)	$(1.1)	$(54.1)
Unrealized losses after offsets	$(19.8)	$(1.7)	$(0.4)	$(17.7)
Unrealized losses over 20% of cost	$(0.2)	$(0.1)	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(10.1)	$(0.5)	$(0.3)	$(9.3)
Unrealized losses after offsets	$(3.2)	$(0.2)	$(0.1)	$(2.9)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities outside closed block
Unrealized losses	$(0.3)	$(0.1)	$(0.2)	$—
Unrealized losses after offsets	$(0.2)	$(0.1)	$(0.1)	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities outside of the closed block with gross unrealized losses, 86.1% of the unrealized losses after offsets pertain to investment grade securities and 13.9% of the unrealized losses after offsets pertain to below investment grade securities.

Duration of Gross Unrealized Losses	As of March 31, 2007
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$2,808.2	$315.8	$69.4	$2,423.0
Total amortized cost	2,877.1	320.7	70.9	2,485.5
Unrealized losses	$(68.9)	$(4.9)	$(1.5)	$(62.5)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.3)	$(0.1)	$—	$(0.2)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(61.3)	$(4.2)	$(0.8)	$(56.3)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.2)	$(0.1)	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(7.6)	$(0.7)	$(0.7)	$(6.2)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.1)	$—	$—	$(0.1)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(0.7)	$(0.4)	$(0.3)	$—
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.2)	$—	$(0.2)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 89.0% of the unrealized losses pertain to investment grade securities and 11.0% of the unrealized losses pertain to below investment grade securities.

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We do not expect any further consideration related to this sale going forward.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended
($ in millions)	March 31,
	2007	2006	Change

Cash from continuing operations	$8.1	$7.6	$0.5
Cash from (for) discontinued operations	(5.4)	8.0	(13.4)
Cash from continuing operations investing activities	87.6	103.1	(15.5)
Cash from (for) discontinued operations investing activities	15.6	(12.2)	27.8
Cash for financing activities	(165.1)	(59.1)	(106.0)

Three months ended March 31, 2007 vs. March 31, 2006

Cash from continuing operations was relatively flat with 2006. Fees collected and investment income received increased $21.5 million and $13.1 million, respectively and policy acquisition costs and expenses paid decreased $15.8 million and $8.5 million, respectively. These increases to cash were offset by lower premiums received of $18.1 million and higher benefits and dividends paid of $34.3 million.

Cash from continuing operations investing activities decreased due principally to lower net sales, related mainly to lower withdrawals of policyholder deposit funds (as described below in financing activities), that reduced the need to generate cash to fund the withdrawals.

Cash used for financing activities decreased due primarily to proceeds received from the settlement of the equity units of $153.7 million in 2006 and the pay off of the KAR debt of $57.2 million in 2007 compared with $9.8 million in 2006. These decreases were partially offset by lower withdrawals of policyholder deposit funds of $96.5 million in 2007 from 2006.

See Note 9 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash

Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from PXP. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix

Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life is able to pay a dividend of $92.2 million in 2007 under this provision.

On April 26, 2007, the Phoenix Life Board of Directors declared a dividend of $30.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on April 30, 2007. During 2006, the Phoenix Life Board of Directors paid total dividends of $87.5 million to its sole shareholder, The Phoenix Companies, Inc.

On April 26, 2007, we declared a dividend of $0.16 per share, payable on July 11, 2007 to shareholders of record on June 13, 2007. In the prior year, we declared a dividend of $0.16 per share on April 27, 2006 to our shareholders of record on June 13, 2006; we paid that dividend on July 11, 2006.

See Note 22 to our consolidated financial statements in our 2006 Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

We sponsor postemployment benefit plans through pension and savings plans and postretirement health care and life insurance for employees of Phoenix Life and PXP. Funding of these obligations is provided by Phoenix Life and PXP on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 13 to our consolidated financial statements in this Form 10-Q for additional information.

PXP pays interest to the holding company on its debt from the holding company. The holding company does not expect to receive dividends from PXP in the near term because this subsidiary will likely use a substantial portion of its cash flows from operations to repay intercompany debt, including debt to the holding company and interest on debt.

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004 (the “Original Facility” and as so amended and restated, the “Amended Facility”). The financing commitments under the Amended Facility will terminate on June 6, 2009. The amendments to the terms of the Original Facility set forth in the Amended Facility include, but are not limited to: (i) the elimination of a $750 million limit on aggregate indebtedness, (ii) the modification of certain covenants and other provisions to permit a monetization or securitization of the closed block of specified life and annuity policies established in the Plan of Reorganization of Phoenix Home Life Mutual Insurance Company, and (iii) the permission of acquisitions and joint ventures which satisfy certain additional specified conditions. These conditions include, among other things, majority lender consent in the event the aggregate amount of consideration payable exceeds $400 million in respect of all acquisitions and joint ventures during the term of the agreement, excluding those to which the lenders have previously provided consent.

We were in compliance with all covenants set forth in the Amended Facility at March 31, 2007.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign us debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength and debt ratings as of March 31, 2007 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Senior Debt Rating of PNX

A.M. Best Company, Inc.	A (“Excellent”)	bbb (“Adequate”)
Fitch	A+ (“Strong”)	BBB+ (“Strong”)
Standard & Poor’s	A- (“Strong”)	BBB- (“Good”)
Moody’s	A3 (“Good”)	Baa3 (“Adequate”)

On March 15, 2007, Standard & Poor’s lowered its senior debt rating on the Company to BBB- from BBB and lowered its financial strength ratings on the Company’s life insurance subsidiaries, including Phoenix Life, to A- from A, while assigning a stable outlook to all of these companies.

These ratings are not a recommendation to buy or hold any of our securities.

See Note 9 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

See Note 16 to our consolidated financial statements in this Form 10-Q for more information on our contingent liabilities.

Life Companies Sources and Uses of Cash

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

See our 2006 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Phoenix Investment Partners, Ltd. (PXP) Sources and Uses of Cash

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

See our 2006 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:	Mar 31,	Dec 31,
($ in millions)	2007	2006	Change

ASSETS:
Available-for-sale debt securities, at fair value	$12,667.1	$12,696.8	$(29.7)
Available-for-sale equity securities, at fair value	191.7	187.1	4.6
Mortgage loans, at unpaid principal balances	18.5	71.9	(53.4)
Venture capital partnerships, at equity in net assets	141.2	116.8	24.4
Policy loans, at unpaid principal balances	2,344.6	2,322.0	22.6
Other investments	339.4	308.3	31.1
	15,702.5	15,702.9	(0.4)
Available-for-sale debt and equity securities pledged as collateral, at fair value	252.2	267.8	(15.6)
Total investments	15,954.7	15,970.7	(16.0)
Cash and cash equivalents	345.7	404.9	(59.2)
Accrued investment income	225.9	215.8	10.1
Receivables	235.4	236.3	(0.9)
Deferred policy acquisition costs	1,781.8	1,752.7	29.1
Deferred income taxes	25.3	37.1	(11.8)
Other intangible assets	230.1	237.5	(7.4)
Goodwill	471.1	471.1	—
Other assets	241.9	244.7	(2.8)
Separate account assets	9,679.6	9,458.6	221.0
Total assets	$29,191.5	$29,029.4	$162.1

LIABILITIES:
Policy liabilities and accruals	$13,598.2	$13,533.4	$64.8
Policyholder deposit funds	2,127.2	2,228.4	(101.2)
Indebtedness	627.7	685.4	(57.7)
Other liabilities	530.3	539.0	(8.7)
Non-recourse collateralized obligations	334.8	344.0	(9.2)
Separate account liabilities	9,679.6	9,458.6	221.0
Total liabilities	26,897.8	26,788.8	109.0

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	4.9	4.5	0.4

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,607.7	2,601.6	6.1
Accumulated deficit	(64.7)	(111.3)	46.6
Accumulated other comprehensive loss	(74.7)	(74.7)	—
Treasury stock	(179.5)	(179.5)	—
Total stockholders’ equity	2,288.8	2,236.1	52.7
Total liabilities, minority interest and stockholders’ equity	$29,191.5	$29,029.4	$162.1

Three months ended March 31, 2007 vs. December 31, 2006

Mortgage loans decreased 74% due to the sale of certain mortgages, principal paydowns and closings with no new purchases.

Other investments increased 10% due primarily to higher real estate partnership investments and increases in derivative asset balances.

Venture capital assets increased 21% due primarily to additional contributions of $23.0 million.

Cash decreased 15% due to cash used for financing activities of $165.1 million, offset by cash from investing activities and operating activities of $103.2 million and $2.7 million, respectively. The cash used for financing activities was primarily related to the pay off of the KAR debt of $57.2 million, and payments of net policyholder deposit fund withdrawals of $101.2 million.

Composition of Deferred Policy Acquisition Costs by Product:	Mar 31,	Dec 31,
($ in millions)	2007	2006	Change

Variable universal life	$364.4	$364.2	$0.2
Universal life	557.3	527.1	30.2
Variable annuities	278.7	281.3	(2.6)
Fixed annuities	20.2	21.3	(1.1)
Traditional life	561.2	558.8	2.4
Total deferred policy acquisition costs	$1,781.8	$1,752.7	$29.1

Deferred policy acquisition costs increased 2% due to the deferral of policy acquisition costs of $77.9 million related primarily to universal life sales. This increase was offset by the amortization of deferred policy acquisition costs of $43.4 million and $5.4 million related to the effect of unrealized investment gains included in other comprehensive income. See Note 6 to our consolidated financial statements in this Form 10-Q for additional information.

Separate account assets increased 2% due primarily to favorable investment performance. The separate account liability increased by a corresponding amount.

Policyholder deposit funds decreased 5% due to net outflows, primarily from discontinued annuity products.

Indebtedness decreased 8% due to repayments of the KAR promissory notes of $57.2 million. See Note 9 to our consolidated financial statements in this Form 10-Q for detailed information regarding financing activities.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2006 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2007 and December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 11 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,134.8 million at December 31, 2006 to $1,181.5 million at March 31, 2007. The principal factors resulting in this increase are gains from operations of $21.5 million, net realized gains of $7.0 million, higher unrealized gains and a positive change in non-admitted assets.

At March 31, 2007, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 400% of Company Action Level.

On April 26, 2007, the Phoenix Life Board of Directors declared a dividend of $30.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on April 30, 2007. During 2006, the Phoenix Life Board of Directors paid total dividends of $87.5 million to its sole shareholder, The Phoenix Companies, Inc.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At March 31, 2007, the largest of these subsidiaries had net capital of approximately $6.7 million, which is $5.9 million in excess of its required minimum net capital of $0.8 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 0.7:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at March 31, 2007 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2007, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2006 Annual Report on Form 10-K.

See Note 13 to our consolidated financial statements in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock. During the three months ended March 31, 2007 and 2006, we made payments of $14.1 million and $10.2 million, respectively, to State Farm entities for this compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended on March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2006 and Note 16 to our consolidated financial statements in this Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

There are no material changes to our Risk Factors as described in our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended March 31, 2007, we issued 14,454 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on April 26, 2007.

(b)

The following individuals were elected as directors at the meeting for terms expiring in 2010:
Jean S. Blackwell, Arthur P. Byrne, Ann Maynard Gray and Dona D. Young.

All of the following other individuals continued to serve as directors after the meeting:
Sal H. Alfiero, Martin N. Baily, Peter C. Browning, Sanford Cloud, Jr., Gordon J. Davis, Esq.,
John H. Forsgren, Jr., John E. Haire, Jerry J. Jasinowski and Thomas S. Johnson.

(c)

The nominees for director were elected based on the following votes:

	Number of Shares Voted For	Number of Shares Withheld

Jean S. Blackwell	75,650,802	554,133
Arthur P. Byrne	75,654,062	550,873
Ann Maynard Gray	75,570,821	634,114
Dona D. Young	74,720,010	1,484,925

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007 received the following votes:

FOR	AGAINST	ABSTAIN

75,841,217	209,461	154,257

(d)

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

10.21	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.22	Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics*

10.23	Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles*

10.24

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

10.26	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

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

10.29

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed September 28, 2005)

10.30

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

10.34

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

10.36

Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.37	Discussion of compensation of George R. Aylward (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2006)

10.38

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.39

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.40

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.41

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.42

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

THE PHOENIX COMPANIES, INC.

Date:	May 8, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Senior Executive Vice President
and Chief Financial Officer