Form 10-Q
period 2007-06-30
PHOENIX COMPANIES INC/DE
filed 2007-08-03
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

YES ☐      NO ☑

On July 31, 2007, the registrant had 114.2 million shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

June 30, 2007 (unaudited) and December 31, 2006

	June 30,	Dec 31,
	2007	2006
ASSETS:
Available-for-sale debt securities, at fair value	$12,300.2	$12,696.8
Available-for-sale equity securities, at fair value	204.5	187.1
Mortgage loans, at unpaid principal balances	17.8	71.9
Venture capital partnerships, at equity in net assets	152.2	116.8
Policy loans, at unpaid principal balances	2,350.3	2,322.0
Other investments	342.3	308.3
	15,367.3	15,702.9
Available-for-sale debt and equity securities pledged as collateral, at fair value	234.1	267.8
Total investments	15,601.4	15,970.7
Cash and cash equivalents	361.4	404.9
Accrued investment income	207.2	215.8
Receivables	249.1	236.3
Deferred policy acquisition costs	1,860.0	1,752.7
Deferred income taxes	33.9	37.1
Intangible assets	222.8	237.5
Goodwill	475.1	471.1
Other assets	245.5	244.7
Separate account assets	10,278.1	9,458.6
Total assets	$29,534.5	$29,029.4

LIABILITIES:
Policy liabilities and accruals	$13,502.1	$13,533.4
Policyholder deposit funds	1,970.5	2,228.4
Indebtedness	627.7	685.4
Other liabilities	561.5	539.0
Non-recourse collateralized obligations	316.3	344.0
Separate account liabilities	10,278.1	9,458.6
Total liabilities	27,256.2	26,788.8

CONTINGENT LIABILITIES (NOTE 16)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	5.1	4.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,423,138 and 125,001,730 shares issued	1.3	1.3
Additional paid-in capital	2,610.2	2,600.3
Accumulated deficit	(49.9)	(111.3)
Accumulated other comprehensive loss	(108.9)	(74.7)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,273.2	2,236.1
Total liabilities, minority interest and stockholders’ equity	$29,534.5	$29,029.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months		Six Months
	2007	2006	2007	2006
REVENUES:
Premiums	$193.1	$207.7	$387.8	$415.2
Insurance, investment management and product fees	154.4	134.9	303.9	269.3
Mutual fund ancillary fees and other revenue	17.2	12.4	33.9	24.4
Net investment income	263.7	256.3	541.7	507.5
Net realized investment gains (losses)	(1.9)	17.4	22.6	50.6
Total revenues	626.5	628.7	1,289.9	1,267.0

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	316.5	333.3	633.8	667.2
Policyholder dividends	90.3	95.1	194.1	201.9
Policy acquisition cost amortization	45.9	43.5	89.4	73.5
Intangible asset amortization	7.5	8.5	15.1	16.5
Intangible asset impairment	—	—	—	32.5
Interest expense on indebtedness	11.6	12.3	21.1	24.7
Interest expense on non-recourse collateralized obligations	4.1	5.1	8.1	9.5
Other operating expenses	114.6	103.1	220.1	214.5
Total benefits and expenses	590.5	600.9	1,181.7	1,240.3
Income before income taxes and minority interest	36.0	27.8	108.2	26.7
Applicable income tax expense	(2.6)	(8.0)	(23.8)	(5.2)
Income from continuing operations before minority interest	33.4	19.8	84.4	21.5
Minority interest in net income of consolidated subsidiaries	(0.2)	(0.2)	(0.6)	(0.2)
Net income	$33.2	$19.6	$83.8	$21.3

EARNINGS PER SHARE:
Net earnings – basic	$0.29	$0.17	$0.74	$0.20
Net earnings – diluted	$0.29	$0.17	$0.72	$0.19
Basic weighted-average common shares outstanding (in thousands)	114,083	112,654	113,961	108,175
Diluted weighted-average common shares outstanding (in thousands)	115,642	115,946	115,656	111,272

COMPREHENSIVE INCOME:
Net income	$33.2	$19.6	$83.8	$21.3
Net unrealized investment losses	(36.4)	(29.7)	(33.3)	(46.1)
Net unrealized derivative instruments gains	1.1	3.6	1.7	8.6
Net unrealized other gains (losses)	1.1	0.4	(2.6)	0.5
Other comprehensive loss	(34.2)	(25.7)	(34.2)	(37.0)
Comprehensive income (loss)	$(1.0)	$(6.1)	$49.6	$(15.7)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Six Months Ended June 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Premiums collected	$396.3	$416.9
Insurance, investment management and product fees collected	339.8	295.7
Investment income collected	493.5	482.2
Policy benefits paid, excluding policyholder dividends	(551.9)	(521.8)
Policyholder dividends paid	(161.8)	(164.7)
Policy acquisition costs paid	(165.1)	(154.2)
Interest expense on indebtedness paid	(22.1)	(22.5)
Interest expense on collateralized obligations paid	(10.1)	(9.5)
Other operating expenses paid	(217.4)	(234.8)
Income taxes paid	(6.1)	(1.3)
Cash from continuing operations	95.1	86.0
Discontinued operations, net	(7.8)	19.0
Cash from operating activities	87.3	105.0

INVESTING ACTIVITIES:
Investment purchases	(2,355.4)	(2,791.4)
Investment sales, repayments and maturities	2,526.6	3,297.7
Debt and equity securities pledged as collateral sales	29.7	21.8
Subsidiary purchases	(4.4)	(4.8)
Premises and equipment additions	(9.8)	(11.7)
Discontinued operations, net	18.1	(30.0)
Cash from investing activities	204.8	481.6

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	327.0	314.5
Policyholder deposit fund withdrawals	(584.9)	(910.5)
Indebtedness repayments	(57.2)	(34.8)
Collateralized obligations repayments	(21.5)	(21.5)
Common stock issued for equity units stock purchase contracts	—	153.7
Proceeds from stock options exercised	1.0	0.9
Cash for financing activities	(335.6)	(497.7)
Change in cash and cash equivalents	(43.5)	88.9
Cash and cash equivalents, beginning of period	404.9	301.5
Cash and cash equivalents, end of period	$361.4	$390.4

Included in cash and cash equivalents above is cash pledged as collateral of $9.3 million and $16.1 million at June 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months		Six Months
	2007	2006	2007	2006
COMMON STOCK:
Balance, beginning of period	$1.3	$1.2	$1.3	$1.1
Common shares issued	—	—	—	0.1
Balance, end of period	$1.3	$1.2	$1.3	$1.2

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,606.4	$2,597.5	$2,600.3	$2,437.6
Compensation expense recognized on restricted stock units	2.5	0.7	9.8	6.3
Conversion of restricted stock units to common shares, net	—	(3.2)	(2.4)	(3.2)
Stock options awarded as compensation	0.8	0.6	1.5	1.2
Stock options exercised	0.5	0.7	1.0	0.9
Common shares issued on settlement of equity units	—	—	—	153.5
Balance, end of period	$2,610.2	$2,596.3	$2,610.2	$2,596.3

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(64.7)	$(191.4)	$(111.3)	$(193.1)
Net income	33.2	19.6	83.8	21.3
Common stock dividend declared ($0.16 per share)	(18.4)	(18.1)	(18.4)	(18.1)
Adjustment for initial application of FIN 48 (Note 2)	—	—	(4.0)	—
Balance, end of period	$(49.9)	$(189.9)	$(49.9)	$(189.9)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(74.7)	$(70.3)	$(74.7)	$(59.0)
Other comprehensive loss	(34.2)	(25.7)	(34.2)	(37.0)
Balance, end of period	$(108.9)	$(96.0)	$(108.9)	$(96.0)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Common shares contributed to employee savings plan	—	—	—	—
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,288.8	$2,157.5	$2,236.1	$2,007.1
Change in stockholders’ equity	(15.6)	(25.4)	37.1	125.0
Stockholders’ equity, end of period	$2,273.2	$2,132.1	$2,273.2	$2,132.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

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

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three and six month periods in 2007 are not necessarily indicative of the results that may be expected for the year 2007. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2006 Annual Report on Form 10-K.

Adoption of new accounting standards

The Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect adjustment of $4.0 million increase in reserves for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits that would, if recognized, impact the annual effective tax rate upon recognition is approximately $21.0 million. There were no material changes in unrecognized tax benefits for the six months ended June 30, 2007.

It is reasonably possible that any changes within the next twelve months to the uncertain tax positions recorded as of June 30, 2007 will not result in a material change to our results of operations, financial condition or liquidity. We do not anticipate that there will be additional payments made or refunds received within the next twelve months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. We are no longer subject to income tax examinations by federal, state and local or foreign authorities for tax years prior to 2002, with the exception of one subsidiary state examination. Our consolidated U.S. federal income tax returns for 2002 and 2003 are currently being examined and we anticipate that the examination will be completed by December 31, 2007. Our consolidated U.S. federal income tax returns for 2004 and 2005 are currently being examined and we anticipate that the examination will be completed by December 31, 2009. Management does not believe that the examination will result in a material change to our financial position.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three and six month periods ending June 30, 2007 and 2006 did not have a material impact on the effective tax rate for those periods. We did not have an accrual for the payment of interest or penalties as of January 1, 2007.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158. Additional minimum pension liabilities, or AML, and related intangible assets are derecognized upon adoption of the new standard. SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans. This guidance is effective for fiscal years ending after December 15, 2006. The new guidance also requires that the plan assets and benefit obligation be measured as of the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 as of December 31, 2006. The effect, as of that date, was an increase in assets of $9.8 million, an increase in liabilities of $39.4 million and a decrease in equity, through accumulated other comprehensive income, by $29.6 million. See Note 13 to these financial statements for additional information related to employee benefit plans.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. We adopted SAB 108 on December 31, 2006 with no effect on the financial statements.

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

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in financial statements at the fair value of the instruments issued. In addition, the accounting for certain grants of equity awards to individuals who are retirement eligible on the date of grant has been clarified. SFAS 123(R) states that an employee’s share based award becomes vested at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition. Accordingly, awards granted to retirement eligible employees are not contingent on satisfying a service condition and, therefore, are recognized at fair value on the date of the grant. Additionally, the period over which cost is recognized for awards granted to those who become retirement eligible before the vesting date will be from the grant date to the retirement eligible date rather than to the vesting date.

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

Accounting standards not yet adopted

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-1. SOP 07-1 broadens the definition of an investment company for application of this guidance. It provides that an entity that meets the definition of an investment company use fair value as a basis of accounting and reporting and that a parent retains the specialized fair value accounting of the entity if certain criteria are met. The statement precludes the retention of investment company accounting when the same (or similar) non-strategic investment held through an investment company subsidiary or investment company accounted for under the equity method is also held directly by another member of the group. It also provides that the tainting concept precludes the retention of investment company accounting for all investment company subsidiaries if merely one investment company in the consolidated group fails to meet the criteria for retention based on any number of factors. The same tainting concept applies to equity-method investment companies. We are currently assessing the impact of SOP 07-1 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements, at the same time. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

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

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $77.1 million to the selling shareholders in 2008 based on the appraised value of PFG as of December 31, 2007. We paid $4.0 million during the six months ended June 30, 2007 related to this obligation and made no payments during the same period in 2006.

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

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for three and six month periods ended June 30, 2007 and 2006. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

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

Through our institutional group, we provide investment management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowment and special purpose funds. In addition, we manage structured finance products, including collateralized debt obligations, or CDOs, backed by portfolios of assets, such as public high yield bonds, mortgage-backed and asset-backed securities or bank loans. See Note 11 to these financial statements for additional information.

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

Corporate and Other includes corporate operations that are not allocated to business segments. Corporate operations consist primarily of:

•	interest expense;
•	wind-down businesses which include group pension, a guaranteed investment contract and international operations that do not meet the criteria to be separately disclosed; and
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

In managing our business, we analyze segment performance on the basis of operating income which does not equate to net income as determined in accordance with GAAP. Rather, it is the measure of profit or loss we use to evaluate performance, allocate resources and manage our operations.

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

The criteria used to identify an item that may be excluded from operating income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a change in regulatory requirements, or relates to other unusual circumstances. Items excluded from operating income may vary from period to period. Because these items are excluded based on our discretion, inconsistencies in the application of our selection criteria may exist. Operating income is not a substitute for net income determined in accordance with GAAP and may be different from similarly titled measures of other companies. However, we believe that the presentation of operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our business.

Segment assets, revenues and income information follows:

Segment Information on Assets:	June 30,	Dec 31,
($ in millions)	2007	2006

Segment assets
Life and annuity segment	$27,999.0	$27,172.1
Asset management segment	755.1	781.0
Corporate and other	759.4	1,044.5
Net assets of discontinued operations	21.0	31.8
Total assets	$29,534.5	$29,029.4

Segment Information on Revenues:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006
Segment revenues
Life and annuity segment	$561.4	$548.3	$1,133.9	$1,095.3
Asset management segment	54.7	50.3	108.7	99.1
Elimination of inter-segment revenues	3.0	2.2	5.8	4.8
Corporate and other	9.3	10.5	18.9	17.2
Net realized investment gains (losses)	(1.9)	17.4	22.6	50.6
Total revenues	$626.5	$628.7	$1,289.9	$1,267.0

Results of Operations by Segment as Reconciled to	Three Months Ended		Six Months Ended
Consolidated Net Income:	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Life and annuity segment	$50.7	$42.6	$113.6	$80.9
Asset management segment	2.3	1.3	2.9	(33.3)
Corporate and other	(15.6)	(13.9)	(23.6)	(31.3)
Applicable income tax expense	(3.1)	(9.6)	(20.4)	(2.1)
Realized investment gains (losses), net of income taxes and other offsets	(1.1)	3.0	11.3	13.4
Other costs, net of income taxes	—	(3.8)	—	(6.3)
Net income	$33.2	$19.6	$83.8	$21.3

Life and annuity segment

Life and Annuity Segment Assets:	June 30,	Dec 31,
($ in millions)	2007	2006

Investments	$15,219.2	$15,342.1
Cash and cash equivalents	212.7	201.8
Accrued investment income	200.5	205.4
Receivables	170.7	158.8
Deferred policy acquisition costs	1,860.0	1,752.7
Goodwill	20.8	16.8
Other general account assets	37.0	35.9
Separate accounts	10,278.1	9,458.6
Total segment assets	$27,999.0	$27,172.1

Life and Annuity Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Premiums	$193.1	$207.7	$387.8	$415.2
Insurance, investment management and product fees	117.6	97.5	230.4	195.6
Net investment income	250.7	243.1	515.7	484.5
Total segment revenues	561.4	548.3	1,133.9	1,095.3
Policy benefits, including policyholder dividends	405.5	413.0	819.0	832.6
Policy acquisition cost amortization	45.7	43.7	89.5	76.3
Other operating expenses	59.5	49.0	111.8	105.5
Total segment benefits and expenses	510.7	505.7	1,020.3	1,014.4
Operating income before income taxes	50.7	42.6	113.6	80.9
Allocated income tax expense	(16.7)	(13.0)	(36.3)	(25.0)
Operating income	34.0	29.6	77.3	55.9
Realized investment gains (losses), net of income taxes and other offsets	0.5	0.5	1.0	(3.7)
Net income	$34.5	$30.1	$78.3	$52.2

Life and Annuity Segment Revenues by Product:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006
Premiums
Term life insurance	$4.5	$4.7	$9.1	$8.8
Other life insurance	3.2	3.7	5.8	6.3
Total, non-participating life insurance	7.7	8.4	14.9	15.1
Participating life insurance	185.4	199.3	372.9	400.1
Total premiums	193.1	207.7	387.8	415.2
Insurance, investment management and product fees
Variable universal life insurance	29.7	28.7	60.1	57.6
Universal life insurance	67.8	50.2	131.3	101.2
Other life insurance	0.1	0.1	0.1	0.2
Total, life insurance	97.6	79.0	191.5	159.0
Annuities	20.0	18.5	38.9	36.6
Total insurance, investment management and product fees	117.6	97.5	230.4	195.6
Net investment income	250.7	243.1	515.7	484.5
Segment revenues	$561.4	$548.3	$1,133.9	$1,095.3

Asset management segment

Asset Management Segment Assets:	June 30,	Dec 31,
($ in millions)	2007	2006

Investments	$14.2	$13.5
Cash and cash equivalents	21.8	33.8
Receivables	31.8	31.9
Intangible assets	222.8	237.5
Goodwill	454.3	454.3
Other assets	10.2	10.0
Total segment assets	$755.1	$781.0

Asset Management Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Investment management fees	$37.1	$37.5	$74.0	$74.0
Mutual fund ancillary fees and other revenue	17.2	12.4	33.9	24.4
Net investment income	0.4	0.4	0.8	0.7
Total segment revenues	54.7	50.3	108.7	99.1
Intangible asset amortization	7.5	8.5	15.1	16.5
Intangible asset impairment	—	—	—	32.5
Other operating expenses	44.9	40.5	90.7	83.4
Total segment expenses	52.4	49.0	105.8	132.4
Operating income (loss) before income taxes	2.3	1.3	2.9	(33.3)
Allocated income tax (expense) benefit	(1.0)	(0.6)	(1.9)	12.8
Operating income (loss)	1.3	0.7	1.0	(20.5)
Other costs, net of income taxes	—	(3.3)	—	(5.8)
Realized investment gains, net of income taxes	0.2	—	0.3	0.2
Net income (loss)	$1.5	$(2.6)	$1.3	$(26.1)

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

			Inception
Closed Block Assets and Liabilities:	June 30,	Dec 31,	(Dec 31,
($ in millions)	2007	2006	1999)

Debt securities	$6,912.2	$7,000.5	$4,773.1
Equity securities	132.1	120.5	—
Mortgage loans	14.8	66.5	399.0
Venture capital partnerships	133.1	97.9	—
Policy loans	1,347.3	1,346.6	1,380.0
Other investments	104.7	85.5	—
Total closed block investments	8,644.2	8,717.5	6,552.1
Cash and cash equivalents	37.9	66.3	—
Accrued investment income	111.9	112.8	106.8
Receivables	52.2	46.7	35.2
Deferred income taxes	327.4	329.8	389.4
Other closed block assets	31.7	19.9	6.2
Total closed block assets	9,205.3	9,293.0	7,089.7
Policy liabilities and accruals	9,789.8	9,798.8	8,301.7
Policyholder dividends payable	339.5	331.7	325.1
Policyholder dividend obligation	198.8	326.9	—
Other closed block liabilities	68.9	47.9	12.3
Total closed block liabilities	10,397.0	10,505.3	8,639.1
Excess of closed block liabilities over closed block assets	$1,191.7	$1,212.3	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligation:	from	June 30,
($ in millions)	Inception	2007	2006

Closed block revenues
Premiums	$7,204.7	$365.8	$390.9
Net investment income	4,159.0	290.6	267.6
Net realized investment gains (losses)	(69.9)	2.9	30.2
Total revenues	11,293.8	659.3	688.7
Policy benefits, excluding dividends	7,677.5	431.2	450.4
Other operating expenses	76.1	3.3	4.2
Total benefits and expenses, excluding policyholder dividends	7,753.6	434.5	454.6
Closed block contribution to income before dividends and income taxes	3,540.2	224.8	234.1
Policyholder dividends	(2,956.2)	(193.8)	(201.6)
Closed block contribution to income before income taxes	584.0	31.0	32.5
Applicable income tax expense	(203.7)	(10.3)	(11.3)
Closed block contribution to income	$380.3	$20.7	$21.2

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,001.4	$193.8	$201.6
Policyholder dividends provided through other comprehensive income	15.3	(152.6)	(278.0)
Additions to (reductions in) policyholder dividend liabilities	3,016.7	41.2	(76.4)
Policyholder dividends paid	(2,803.5)	(161.5)	(164.4)
Increase (decrease) in policyholder dividend liabilities	213.2	(120.3)	(240.8)
Policyholder dividend liabilities, beginning of period	325.1	658.6	673.0
Policyholder dividend liabilities, end of period	538.3	538.3	432.2
Policyholder dividends payable, end of period	(339.5)	(339.5)	(344.7)
Policyholder dividend obligation, end of period	$198.8	$198.8	$87.5

6. Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Policy acquisition costs deferred	$87.1	$60.4	$165.1	$154.2
Costs amortized to expenses:
Recurring costs	(45.7)	(43.7)	(89.5)	(76.3)
Realized investment gains (losses)	(0.2)	0.2	0.1	2.8
Offsets to net unrealized investment gains or losses included in other comprehensive income	37.0	35.1	31.6	73.4
Change in deferred policy acquisition costs	78.2	52.0	107.3	154.1
Deferred policy acquisition costs, beginning of period	1,781.8	1,658.1	1,752.7	1,556.0
Deferred policy acquisition costs, end of period	$1,860.0	$1,710.1	$1,860.0	$1,710.1

7. Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill:	June 30,	Dec 31,
($ in millions)	2007	2006

Investment management contracts with definite lives	$304.8	$304.4
Accumulated amortization	(155.3)	(140.2)
Net investment management contracts with definite lives	149.5	164.2
Investment management contracts with indefinite lives	73.3	73.3
Intangible assets	$222.8	$237.5
Goodwill	$475.1	$471.1

Activity in Intangible Assets and Goodwill:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006
Intangible assets
Purchases	$0.2	$4.8	$0.4	$4.8
Amortization	(7.5)	(8.5)	(15.1)	(16.5)
Impairment	—	—	—	(32.5)
Change in intangible assets	(7.3)	(3.7)	(14.7)	(44.2)
Balance, beginning of period	230.1	255.4	237.5	295.9
Balance, end of period	$222.8	$251.7	$222.8	$251.7

Goodwill
Asset purchases	$4.0	$—	$4.0	$—
Change in goodwill	4.0	—	4.0	—
Balance, beginning of period	471.1	454.3	471.1	454.3
Balance, end of period	$475.1	$454.3	$475.1	$454.3

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

8. Investing Activities

Debt and equity securities

See Note 11 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	June 30, 2007		December 31, 2006
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$640.3	$640.5	$702.4	$687.9
State and political subdivision	240.7	235.5	262.5	253.0
Foreign government	202.9	181.4	269.6	237.9
Corporate	6,995.6	7,060.9	7,230.1	7,162.9
Mortgage-backed	3,041.7	3,087.6	3,121.4	3,116.1
Other asset-backed	1,179.0	1,184.3	1,110.8	1,093.2
Available-for-sale debt securities	$12,300.2	$12,390.2	$12,696.8	$12,551.0

Amounts applicable to the closed block	$6,912.2	$6,927.1	$7,000.5	$6,858.2

Available-for-sale equity securities	$204.5	$166.8	$187.1	$156.0

Amounts applicable to the closed block	$132.1	$102.0	$120.5	$95.2

Unrealized Gains and Losses from	June 30, 2007		December 31, 2006
General Account Securities:	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$11.6	$(11.8)	$21.1	$(6.6)
State and political subdivision	8.5	(3.3)	12.1	(2.6)
Foreign government	22.7	(1.2)	32.5	(0.8)
Corporate	102.0	(167.3)	168.7	(101.5)
Mortgage-backed	29.0	(74.9)	46.0	(40.7)
Other asset-backed	15.0	(20.3)	22.8	(5.2)
Debt securities gains (losses)	$188.8	$(278.8)	$303.2	$(157.4)
Debt securities net gains (losses)		$(90.0)	$145.8

Equity securities gains (losses)	$38.8	$(1.1)	$34.2	$(3.1)
Equity securities net gains	$37.7		$31.1

Aging of Temporarily Impaired	June 30, 2007
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$99.4	$(2.4)	$218.0	$(9.4)	$317.4	$(11.8)
State and political subdivision	3.3	(0.1)	56.4	(3.2)	59.7	(3.3)
Foreign government	2.4	—	37.2	(1.2)	39.6	(1.2)
Corporate	1,687.3	(35.9)	2,844.8	(131.4)	4,532.1	(167.3)
Mortgage-backed	717.5	(14.9)	1,492.2	(60.0)	2,209.7	(74.9)
Other asset-backed	358.5	(12.9)	265.6	(7.4)	624.1	(20.3)
Debt securities	$2,868.4	$(66.2)	$4,914.2	$(212.6)	$7,782.6	$(278.8)
Equity securities	25.5	(1.1)	—	—	25.5	(1.1)
Total temporarily impaired securities	$2,893.9	$(67.3)	$4,914.2	$(212.6)	$7,808.1	$(279.9)

Amounts inside the closed block	$1,506.2	$(34.9)	$2,373.7	$(116.5)	$3,879.9	$(151.4)

Amounts outside the closed block	$1,387.7	$(32.4)	$2,540.5	$(96.1)	$3,928.2	$(128.5)

Amounts outside the closed block that are below investment grade	$71.8	$(1.2)	$184.7	$(11.9)	$256.5	$(13.1)

Total after offsets		$(13.5)		$(32.8)		$(46.3)

Number of securities		1,193		1,868		3,061

These securities are considered to be temporarily impaired at June 30, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

There were no unrealized losses of below investment grade debt securities with a fair value less than 80% of the amortized cost of the securities at June 30, 2007.

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

These securities are considered to be temporarily impaired at December 31, 2006 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

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

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Contributions	$8.3	$8.1	$31.3	$18.2
Equity in earnings (losses) of partnerships	6.3	1.4	14.1	(1.0)
Sale of partnership interests	—	(0.5)	—	(33.5)
Distributions	(3.6)	(4.9)	(10.0)	(8.2)
Change in venture capital partnerships	11.0	4.1	35.4	(24.5)
Venture capital partnership investments, beginning of period	141.2	116.5	116.8	145.1
Venture capital partnership investments, end of period	$152.2	$120.6	$152.2	$120.6

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Debt securities	$194.9	$199.0	$388.9	$394.1
Equity securities	2.1	1.3	4.5	1.8
Mortgage loans	0.4	2.3	1.1	3.2
Venture capital partnerships	6.3	1.4	14.1	(1.0)
Policy loans	43.8	41.5	87.9	82.6
Other investments	9.7	3.0	28.7	13.3
Other income	1.2	—	5.8	—
Cash and cash equivalents	4.7	4.5	9.6	7.8
Total investment income	263.1	253.0	540.6	501.8
Investment expenses	(3.6)	(1.9)	(7.1)	(4.0)
Net investment income, general account investments	259.5	251.1	533.5	497.8
Debt and equity securities pledged as collateral (Note 11)	4.2	5.2	8.2	9.7
Net investment income	$263.7	$256.3	$541.7	$507.5

Amounts applicable to the closed block	$140.1	$132.2	$290.6	$267.6

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Debt security impairments	$(13.6)	$(2.4)	$(14.6)	$(3.4)
Equity security impairments	(0.1)	—	(0.1)	—
Debt and equity securities pledged as collateral impairments	(0.8)	—	(0.8)	—
Impairment losses	(14.5)	(2.4)	(15.5)	(3.4)
Debt security transaction gains	7.8	18.6	13.0	43.9
Debt security transaction losses	(2.4)	(3.6)	(4.2)	(12.9)
Equity security transaction gains	2.6	2.3	5.3	6.2
Equity security transaction losses	—	(2.2)	(1.4)	(2.6)
Mortgage loan transaction gains	—	—	1.4	3.2
Venture capital transaction gains	—	3.8	—	3.8
Debt and equity securities pledged as collateral gains	0.7	0.1	1.7	0.1
Debt and equity securities pledged as collateral losses	—	—	(0.8)	(1.0)
Affiliate transactions	—	0.4	13.7	10.4
Other investments transaction gains	4.0	0.8	8.0	3.0
Other investments transaction losses	—	(0.5)	—	(0.3)
Real estate transaction gains	—	0.1	1.5	0.2
Real estate transaction losses	(0.1)	—	(0.1)	—
Net transaction gains	12.6	19.8	38.1	54.0
Net realized investment gains (losses)	$(1.9)	$17.4	$22.6	$50.6

Debt security impairments for the three and six months ended June 30, 2007 include an impairment loss of $12.3 million related to second lien residential mortgage-backed securities. Of this $12.3 million impairment loss, $6.1 million relates to the closed block.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Debt securities	$(237.9)	$(211.6)	$(235.8)	$(428.2)
Equity securities	4.7	(0.2)	6.6	(1.9)
Debt and equity securities pledged as collateral	(3.1)	2.1	(4.1)	5.1
Net unrealized investment losses	$(236.3)	$(209.7)	$(233.3)	$(425.0)

Net unrealized investment gains (losses)	$(236.3)	$(209.7)	$(233.3)	$(425.0)
Applicable closed block policyholder dividend obligation	(144.9)	(141.2)	(152.6)	(278.0)
Applicable deferred policy acquisition cost benefit	(37.0)	(35.1)	(31.6)	(73.4)
Applicable deferred income tax benefit	(18.0)	(3.7)	(15.8)	(27.5)
Offsets to net unrealized investment losses	(199.9)	(180.0)	(200.0)	(378.9)
Net unrealized investment losses included in other comprehensive income or loss	$(36.4)	$(29.7)	$(33.3)	$(46.1)

9. Financing Activities

Indebtedness

Indebtedness:	June 30, 2007		December 31, 2006
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Promissory notes	$—	$—	$57.2	$60.9
7.15% surplus notes	174.0	185.3	174.0	189.6
6.675% senior unsecured bonds	153.7	154.5	153.7	155.5
7.45% senior unsecured bonds	300.0	300.0	300.0	300.4
Interest rate swap	—	—	0.5	0.5
Total indebtedness	$627.7	$639.8	$685.4	$706.9

During 2005, we issued $67.0 million of promissory notes in connection with our acquisition of the minority interest in KAR. The first installment of $9.8 million plus interest was paid on January 3, 2006. The remaining installment of $57.2 million plus deferred interest was paid on January 2, 2007. The interest rate on the notes was 4.75%. See Note 3 to these financial statements for more information on our acquisition of KAR.

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

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004. Material provisions of the amended facility include, but are not limited to, (i) the allowance of a monetization or securitization of the closed block of specified life and annuity policies established in the Plan of Reorganization of Phoenix Home Life Mutual Insurance Company, and (ii) the allowance of acquisitions and joint ventures which satisfy certain additional specified conditions. These conditions include, among other things, majority lender consent in the event the aggregate amount of consideration payable exceeds

$400 million in respect of all acquisitions and joint ventures during the term of the agreement, excluding those to which the lenders have previously provided consent.

The financing commitments under the amended facility will terminate on June 6, 2009. The amended facility contains a covenant that requires us at all times to maintain a minimum level of consolidated stockholders’ equity in accordance with GAAP. In addition, we are subject to a maximum consolidated debt-to-capital ratio of 30%. However, under this covenant any debt incurred in connection with any monetization or securitization of the closed block is excluded. Further, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”. Potential borrowers under the credit facility include The Phoenix Companies, Inc., Phoenix Life and PXP. We unconditionally guarantee any loans to Phoenix Life and PXP. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime rate or the federal funds rate plus 0.5%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings.

We were in compliance with all covenants set forth in the amended facility at June 30, 2007.

Common stock dividends

On April 26, 2007, we declared a dividend of $0.16 per share, which we paid on July 11, 2007 to shareholders of record on June 13, 2007. In the prior year, we declared a dividend of $0.16 per share on April 27, 2006 to our shareholders of record on June 13, 2006; we paid that dividend on July 11, 2006.

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance, investment management and product fees. During the six-month periods ended June 30, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	June 30,	Dec 31,
($ in millions)	2007	2006

Debt securities	$736.0	$733.0
Equity funds	2,843.2	2,591.0
Other	93.3	92.2
Total	$3,672.5	$3,416.2

Changes in Guaranteed Liability Balances	As of
($ in millions)	June 30, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$32.2	$3.7
Incurred	(1.9)	(1.1)
Paid	(0.9)	—
Liability balance as of June 30, 2007	$29.4	$2.6

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2006
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$32.7	$2.5
Incurred	1.9	1.2
Paid	(2.4)	—
Liability balance as of December 31, 2006	$32.2	$3.7

_______

(1)	The reinsurance recoverable asset related to the GMDB was $19.2 million and $21.5 million as of June 30, 2007 and December 31, 2006, respectively.

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit, or GMWB, a guaranteed minimum accumulation benefit, or GMAB, and a guaranteed pay-out annuity floor, or GPAF.

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

The GMAB rider provides the policyholder with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GPAF rider provides the policyholder with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The GMWB, GMAB and GPAF represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB and GPAF obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

As of June 30, 2007 and December 31, 2006, the embedded derivative for GMWB, GMAB and GPAF was immaterial. There were no benefit payments made for the GMWB, GMAB or GPAF during the six-month periods ended June 30, 2007 or 2006.

As of June 30, 2007 and December 31, 2006, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. In 2006, we began hedging our GMAB exposure using equity options, equity futures and swaps. These investments are included in other investments on our balance sheet.

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,432.9	$5.2	59
GMDB step up(2)	1,866.6	32.0	60
GMDB earnings enhancement benefit (EEB)(3)	80.8	—	59
GMDB greater of annual step up and roll up(4)	41.3	3.4	63
Total GMDB at June 30, 2007	$3,421.6	$40.6

GMIB	$702.4	$—	59
GMAB	302.5	—	54
GMWB	81.6	—	64
GPAF	47.6	—	72
Total at June 30, 2007	$1,134.1	$—

_______

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2007, we held additional universal life benefit reserves of $21.5 million.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities. We serve as the investment advisor to ten collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below. These ten collateralized obligation trusts are investment trusts with aggregate assets of $5.7 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our investment management fee revenues related to our asset management affiliates’ advisory services. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the ten collateralized obligation trusts is $28.6 million at June 30, 2007 (none of which relates to trusts that are consolidated). Of that exposure, $26.9 million (none of which relates to trusts that are consolidated) relates to investment grade debt securities.

We consolidated two collateralized obligation trusts as of June 30, 2007 and December 31, 2006. As of June 30, 2007, our direct investment in these two consolidated collateralized obligation trusts was $0. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.3 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively, related to the consolidated collateralized obligation trusts.

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $234.1 million and $267.8 million at June 30, 2007 and December 31, 2006, respectively, and cash and accrued investment income of $10.3 million and $5.0 million at June 30, 2007 and December 31, 2006, respectively.

Fair Value and Cost of Debt and Equity Securities	June 30, 2007		December 31, 2006
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$233.5	$221.8	$267.2	$251.4
Equity securities pledged as collateral	0.6	0.3	0.6	0.3
Total debt and equity securities pledged as collateral	$234.1	$222.1	$267.8	$251.7

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $307.7 million and $332.2 million at June 30, 2007 and December 31, 2006, respectively, and non-recourse derivative cash flow hedge liabilities of $8.6 million (notional amount of $219.7 million with a maturity of June 2009) and $11.8 million (notional amount of $222.9 million with a maturity of June 2009) at June 30, 2007 and December 31, 2006, respectively. There are no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at June 30, 2007 and December 31, 2006.

Gross and Net Unrealized Gains and Losses from	June 30, 2007		December 31, 2006
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$31.9	$(20.2)	$35.4	$(19.6)
Equity securities pledged as collateral	0.4	(0.1)	0.4	(0.1)
Total	$32.3	$(20.3)	$35.8	$(19.7)
Net unrealized gains	$12.0		$16.1

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost total $20.2 million at June 30, 2007. Debt securities with a fair value less than 80% of the security’s amortized cost total $1.2 million at June 30, 2007. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at June 30, 2007.

We recognized a $0.8 million charge to earnings in the quarter ended June 30, 2007 and no charge for the quarter ended June 30, 2006 related to the other-than-temporary impairment of debt securities pledged as collateral.

The effect of the method of consolidation of the collateralized debt obligation trusts was to increase our net income by $0.1 million and decrease it $0.9 million for the six months ended June 30, 2007 and 2006, respectively, and to decrease our stockholders’ equity by $71.9 million and $71.2 million as of June 30, 2007 and December 31, 2006, respectively. The impact to net income and stockholders’ equity primarily relate to realized and unrealized investment and derivative cash flow gains and losses within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

We recognized $0.8 million and $0.4 million of derivative cash flow hedge ineffectiveness on these collateralized obligation trusts for the six months ended June 30, 2007 and 2006, respectively. These amounts were recorded as a decrease to realized investment gains.

12. Income Taxes

For the three and six months ended June 30, 2007 and 2006, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not taxed	(3.1%)	(6.5%)	(3.8%)	(10.9%)
State income taxes, net of federal tax	0.1%	0.7%	0.5%	(2.9%)
Release of foreign tax credit valuation allowance	(16.1%)	—	(5.4%)	—
Recognition of foreign tax credit benefit	(8.9%)	—	(2.9%)	—
Other, net	0.2%	(0.4%)	(1.4%)	(1.7%)
Effective income taxes rates applicable to continuing operations	7.2%	28.8%	22.0%	19.5%

Our effective income tax expense rate of 7.2% and 22.0% for the three and six months ended June 30, 2007 varies from the expected annual effective tax rate applied to recurring items of 23.3% and 28.6%, respectively. This variance is primarily due to the effects of realized gain adjustments in the first quarter (see Note 17 to these financial statements). In the second quarter, we released a $5.8 million valuation allowance related to deferred tax assets and also recognized an additional federal tax credit benefit of $3.2 million. The estimated annual effective income tax rate applied to recurring income items for the three and six months ended June 30, 2006 was 28.8% and 29.8%, respectively. Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Our federal income tax returns are routinely audited by the IRS. The current periods being audited by the IRS are the 2002 through 2005 tax years. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our liabilities, as recorded on the balance sheet, pursuant to FIN 48 are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

13. Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$3.8	$3.3	$7.3	$6.6
Interest cost	9.6	8.8	18.8	17.5
Expected return on plan assets	(9.9)	(8.7)	(19.9)	(17.4)
Net loss amortization	2.2	2.8	3.5	5.0
Prior service cost amortization	0.3	0.3	0.5	0.5
Pension benefit cost	$6.0	$6.5	$10.2	$12.2

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$0.4	$0.6	$0.8	$1.0
Interest cost	0.8	1.2	1.9	2.1
Prior service cost amortization	(0.4)	(0.4)	(0.8)	(0.8)
Net gain amortization	(0.1)	—	(0.1)	—
Other postretirement benefit cost	$0.7	$1.4	$1.8	$2.3

Savings plans

During the three months ended June 30, 2007 and 2006, we incurred costs of $1.2 million and $1.2 million, respectively, for contributions to our employer-sponsored savings plans. During the six months ended June 30, 2007 and 2006, we incurred costs of $3.0 million and $2.8 million, respectively, for contributions to our employer-sponsored savings plans.

14. Share-based compensation

On January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Compensation cost charged to income	$3.3	$(1.1)	$5.9	$1.8
Income tax benefit	$1.2	$(0.4)	$1.8	$0.6

We did not capitalize any cost of stock-based compensation during the three and six month periods ended June 30, 2007 and 2006.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vest immediately. The fair values of options granted are measured as of the grant date and expensed ratably over the vesting period.

Stock Option Activity at Weighted-Average	Three Months Ended		Six Months Ended
Exercise Price:	June 30, 2007		June 30, 2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,886,447	$14.88	4,522,618	$14.85
Granted	2,500	14.00	481,500	14.10
Exercised	(50,443)	11.60	(139,776)	10.19
Forfeited	(167,115)	15.93	(192,953)	15.74
Expired/unexercised	(13,700)	16.20	(13,700)	16.20
Outstanding, end of period	4,657,689	$14.87	4,657,689	$14.87

Options granted during the three and six months ended June 30, 2007 had a weighted-average fair value of $5.21 and $5.79, respectively.

As of June 30, 2007, 3.7 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.22.

As of June 30, 2007, there was $4.4 million of total unrecognized compensation cost related to unvested stock option grants.

Restricted stock units

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock. The fair values of the RSUs granted are measured as of the grant date and expensed ratably over the vesting period.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,744,347	$11.35	1,432,454	$10.73
Awarded	25,650	14.25	832,653	13.38
Converted to common shares/applied to taxes	—	—	(483,504)	12.77
Canceled	(3,742)	14.47	(15,348)	14.57
Outstanding, end of period	1,766,255	$11.39	1,766,255	$11.39

For the three months ended June 30, 2007, no RSUs converted to common shares. The intrinsic value of RSUs converted during the six months ended June 30, 2007 was $5.7 million.

In addition to the RSU activity above, 3.7 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.

As of June 30, 2007, there was $5.8 million of total unrecognized compensation cost related to unvested RSU grants.

15. Earnings Per Share

Shares Used in Calculation of Basic and	Three Months Ended		Six Months Ended
Diluted Earnings per Share:	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Weighted-average common shares outstanding	114,083	112,654	113,961	108,175
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,362	2,991	1,518	2,789
Stock options	197	301	177	308
Dilutive potential common shares	1,559	3,292	1,695	3,097
Weighted-average common shares outstanding and dilutive potential common shares	115,642	115,946	115,656	111,272

Stock options excluded from calculation due to
anti-dilutive exercise prices:
(i.e., in excess of average common share market prices)
Stock options	2,883	3,087	2,893	3,087

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

Management has evaluated the financial impact of the previously mentioned accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the current year or any prior period. Accordingly, prior period financial statements have not been restated. Instead, to reflect these adjustments, we have recorded a cumulative increase to net income in the three months ended March 31, 2007 of $4.1 million after-tax. Of this increase, $2.7 million was related to net realized investment gains and $1.4 million was related to interest expense on indebtedness.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of June 30, 2007 as compared to December 31, 2006; our consolidated results of operations for the three and six months ended June 30, 2007 and 2006; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

Executive Overview and Outlook

Business and Key Indicators of Financial Condition and Operating Performance

Key drivers for continued growth in Life include:

•	significant underwriting expertise, particularly for large life policies;
•	a complete and competitive product portfolio that includes innovative new products; and
•	strong partnering capabilities and expanded distribution relationships that include State Farm and new brokerage general agency relationships.

Key drivers for growth in Annuities include:

•	a complete competitive product portfolio with several recent introductions; and
•	strong partnerships with key distribution relationships such as State Farm and National Life Group.

Key drivers for growth in Asset Management include:

•	excellent performance records in several proprietary equity and fixed income strategies that can be leveraged through sales of mutual funds, managed accounts and institutional products; and
•	meaningful partnering capabilities as well as expanding distribution relationships in both the retail and institutional channels.

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Overview” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2006 Annual Report on Form 10-K.

Analysis of Consolidated Results of Operations and Outlook

Consolidated net income for the quarter was $33.2 million, or $0.29 per diluted share, and for the year-to-date period was $83.8 million, or $0.72 per diluted share, up from the comparable prior year periods. These results reflect continued lower mortality for the universal life and variable universal life products in our Life and Annuity segment, along with the growth of our inforce business and funds on deposit over the last several years. Investment income for the quarter improved relative to the prior year period but decreased from the unusually high level of the first quarter of 2007. Our results in the second quarter of 2007 and for the year-to-date period also benefited from the release of a valuation allowance related to foreign tax credits.

Total life sales in the second quarter of 2007, excluding private placements, of $77.2 million represented a $14.9 million increase over the first quarter of 2007 and a $27.0 million increase over the second quarter of 2006. Total sales of life insurance products were lower year-to-date in 2007 than during the same period in 2006, primarily due to the unusually high first quarter we experienced in 2006. Current assumption universal life continues to account for the largest percentage of life sales, although we continue to see growth in our other products. Our sales were well diversified in terms of distribution, with no single relationship accounting for more than one third of year-to-date annualized premium. We are focused, however, on achieving further sales diversification by product. Later this year, we expect to launch an updated variable universal life product and we expect in the near future to introduce a new second-to-die universal life product. These products are in addition to our new indexed universal life product, which we began selling during the second quarter of 2007.

Total annuity deposits, excluding discontinued products and private placements, for the three and six month periods ended June 30, 2007 increased 55% and 50%, from the respective prior year periods. We generated net flows in annuities of $9.1 million from net outflows in both the first quarter of 2007 and the second quarter of 2006. The increase reflected more sales from several of our key distribution partners, including the addition of National Life Group in February 2007.

Assets under management at June 30, 2007 were $46.4 billion. Asset Management had positive overall net flows of $384.2 million in the second quarter of 2007 compared with net negative flows of $2,680.8 million in the prior year period, and positive overall net flows of $1,194.4 million year-to-date compared with net negative flows of $4,347.1 million in the prior year period. The current year’s positive flows resulted primarily from increasing mutual fund sales and the issuance of new structured products, partially offset by net outflows in managed accounts and institutional products.

Our effective income tax rate of 7.2% for the three months ended June 30, 2007 varies from the expected annual effective tax rate applied to recurring items of 23.3%, in part due to the recognition of the benefit of foreign tax credits earned in prior periods, which are expected to be utilized in the 2006 tax return and subsequent tax years. Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Analysis of Consolidated Financial Condition

Stockholders’ equity decreased in the second quarter of 2007 by $15.6 million to $2,273.2 million at June 30, 2007 due primarily to the declaration of an $18.4 million stockholder dividend. Net income of $33.2 million during the quarter was almost fully offset by other comprehensive losses of $34.2 million. Total assets increased $505.1 million to $29,534.5 million at June 30, 2007, primarily due to higher separate account assets from both new deposits and market performance. The increase in separate account assets was partially offset by lower fair values of debt securities, driven by rising interest rates.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements in this Form 10-Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

See our 2006 Annual Report on Form 10-K for a discussion of those critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$193.1	$207.7	$(14.6)	(7%)
Insurance, investment management and product fees	154.4	134.9	19.5	14%
Mutual fund ancillary fees and other revenue	17.2	12.4	4.8	39%
Net investment income	263.7	256.3	7.4	3%
Net realized investment gains (losses)	(1.9)	17.4	(19.3)	(111%)
Total revenues	626.5	628.7	(2.2)	—

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	316.5	333.3	(16.8)	(5%)
Policyholder dividends	90.3	95.1	(4.8)	(5%)
Policy acquisition cost amortization	45.9	43.5	2.4	6%
Intangible asset amortization	7.5	8.5	(1.0)	(12%)
Interest expense on indebtedness	11.6	12.3	(0.7)	(6%)
Interest expense on non-recourse collateralized obligations	4.1	5.1	(1.0)	(20%)
Other operating expenses	114.6	103.1	11.5	11%
Total benefits and expenses	590.5	600.9	(10.4)	(2%)
Income before income taxes and minority interest	36.0	27.8	8.2	29%
Applicable income tax expense	(2.6)	(8.0)	5.4	(68%)
Income before minority interest	33.4	19.8	13.6	69%
Minority interest in net income of consolidated subsidiaries	(0.2)	(0.2)	—	—
Net income	$33.2	$19.6	$13.6	69%

Summary Consolidated Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$387.8	$415.2	$(27.4)	(7%)
Insurance, investment management and product fees	303.9	269.3	34.6	13%
Mutual fund ancillary fees and other revenue	33.9	24.4	9.5	39%
Net investment income	541.7	507.5	34.2	7%
Net realized investment gains	22.6	50.6	(28.0)	(55%)
Total revenues	1,289.9	1,267.0	22.9	2%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	633.8	667.2	(33.4)	(5%)
Policyholder dividends	194.1	201.9	(7.8)	(4%)
Policy acquisition cost amortization	89.4	73.5	15.9	22%
Intangible asset amortization	15.1	16.5	(1.4)	(8%)
Intangible asset impairment	—	32.5	(32.5)	(100%)
Interest expense on indebtedness	21.1	24.7	(3.6)	(15%)
Interest expense on non-recourse collateralized obligations	8.1	9.5	(1.4)	(15%)
Other operating expenses	220.1	214.5	5.6	3%
Total benefits and expenses	1,181.7	1,240.3	(58.6)	(5%)
Income before income taxes and minority interest	108.2	26.7	81.5	305%
Applicable income tax expense	(23.8)	(5.2)	(18.6)	358%
Income before minority interest	84.4	21.5	62.9	293%
Minority interest in net income of consolidated subsidiaries	(0.6)	(0.2)	(0.4)	200%
Net income	$83.8	$21.3	$62.5	293%

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Net income increased primarily as a result of higher fee revenues and net investment income and lower policy benefits and expenses, partially offset by lower premiums and higher amortization of policy acquisition cost amortization.

Insurance, investment management and product fees, mutual fund ancillary fees and net investment income increased due to the following:

•

Insurance, investment management and product fees increased due to an increase in both asset-based fees and cost of insurance charges on universal life and variable universal life balances. Higher levels of assets and funds on deposit, driven both by product sales and market performance, contributed to the increase in asset-based fees. The higher cost of insurance charges resulted from growth in the inforce block of business.

•	Mutual fund ancillary fees and other revenue increased due primarily to an increase in average assets under management as compared to the prior year periods.
•

Net investment income increased due primarily to higher income from venture capital investments, other invested assets and policy loans. Income related to mezzanines and venture capital investments reflect the more active IPO market, and certain direct equity investments benefited from significant distributions in 2007.

Offsetting these increases were decreases in premiums and net realized investment gains:

•

Premiums decreased primarily due to lower participating life insurance premiums, as we no longer sell this product. However, there is an offsetting decrease in policyholder benefits related to the reduction of in-force policies for traditional life insurance.

•

For the three-month period ended June 30, 2007, realized investment losses exceeded gains primarily due to a $12.3 million impairment of second lien residential mortgage-backed securities, whereas in the prior year’s quarter, total impairments were $2.4 million. The six-month period ended June 30, 2007 also includes the effect of higher impairments, as well as lower net transaction gains.

Total benefits and expenses decreased due to the following:

•	Policy benefits excluding policyholder dividends decreased from the prior year due to improved mortality.
•

In the first quarter of 2006, we recorded a $32.5 million impairment charge on identified intangible assets related to certain investment management contracts. We did not have an impairment charge in 2007.

Offsetting these decreases were the following:

•	Policy acquisition cost amortization increased due to higher insurance margins on our growing universal life inforce block of business.

Income taxes decreased for the three-month period ended June 30, 2007 compared to the prior year period primarily due to the tax benefits associated with foreign income tax credits. Income taxes for the six-month period ended June 30, 2007 compared to the prior year period increased due to higher pre-tax earnings in 2007, partially offset by the foreign income tax credits.

Results of Operations by Segment

In managing our business, we analyze segment performance on the basis of operating income, which does not equate to net income as determined in accordance with GAAP. Rather, it is the measure of profit or loss used by our management to evaluate performance, allocate resources and manage our operations. We believe that operating income, and measures that are derived from or incorporate operating income, are appropriate measures that are useful to investors as well, because they identify the earnings of, and underlying profitability factors affecting, the ongoing operations of our business.

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

The criteria used to identify an item that may be excluded from operating income include: whether the item is infrequent and is material to the segment’s income; or whether it results from a change in regulatory requirements, or relates to other unusual circumstances.

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

Results of Operations by Segment	Three Months Ended		Six Months Ended
as Reconciled to Consolidated Net Income:	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Life and annuity segment	$50.7	$42.6	$113.6	$80.9
Asset management segment	2.3	1.3	2.9	(33.3)
Corporate and other:
Interest expense on indebtedness	(11.6)	(12.3)	(21.1)	(24.7)
Other	(4.0)	(1.6)	(2.5)	(6.6)
Applicable income tax expense	(3.1)	(9.6)	(20.4)	(2.1)
Realized investment gains (losses), net of income taxes and other offsets	(1.1)	3.0	11.3	13.4
Other costs, net of income taxes	—	(3.8)	—	(6.3)
Net income	$33.2	$19.6	$83.8	$21.3

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used a 300% risk-based capital ratio for allocations in 2007 and 2006. Capital within our Life Companies that is unallocated is included in Corporate and Other. Asset Management’s capital is its historical capital. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time estimates and other methodologies.

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Results of operations
Premiums	$193.1	$207.7	$(14.6)	(7%)
Insurance, investment management and product fees	117.6	97.5	20.1	21%
Net investment income	250.7	243.1	7.6	3%
Total segment revenues	561.4	548.3	13.1	2%
Policy benefits, including policyholder dividends	405.5	413.0	(7.5)	(2%)
Policy acquisition cost amortization	45.7	43.7	2.0	5%
Other operating expenses	59.5	49.0	10.5	21%
Total segment benefits and expenses	510.7	505.7	5.0	1%
Operating income before income taxes	50.7	42.6	8.1	19%
Allocated income tax expense	(16.7)	(13.0)	(3.7)	28%
Operating income	34.0	29.6	4.4	15%
Realized investment gains (losses), net of income taxes and other offsets	0.5	0.5	—	—
Net income	$34.5	$30.1	$4.4	15%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Life and Annuity net income and operating income increased primarily as a result of an increase in insurance, investment management and product fees, and lower policy benefits, offset by a decrease in premiums and an increase in other operating expenses.

Total revenues increased primarily due to the following:

•

Insurance, investment management and product fees increased significantly due to higher universal life fees, primarily cost of insurance fees, resulting from higher sales and growth of inforce business due to our expanded distribution. Our separate account based fees increased because of favorable equity markets and higher annuity sales. Fees associated with investment management of our underlying funds also increased.

•

Net investment income improved due to higher income from venture capital largely in our closed block, other invested assets and policy loans as our invested asset base grew. Partially offsetting this improvement was lower investment income on annuities from lower general account funds.

Partially offsetting these increases was a decrease in premiums due to the fact that we no longer sell participating life policies, resulting in a decline in renewal participating life premiums. However there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance.

Total segment benefits and expenses increased primarily due to the following:

•

Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses due to increased maintenance of our systems.

Partially offsetting this increase is a decrease in policy benefits, including policyholder dividends, resulting from the following:

•	lower benefits and reserve changes on participating life insurance because of lower premiums, and
•	lower interest credited for annuities because of lower general account funds.

Summary Life and Annuity Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Results of operations
Premiums	$387.8	$415.2	$(27.4)	(7%)
Insurance, investment management and product fees	230.4	195.6	34.8	18%
Net investment income	515.7	484.5	31.2	6%
Total segment revenues	1,133.9	1,095.3	38.6	4%
Policy benefits, including policyholder dividends	819.0	832.6	(13.6)	(2%)
Policy acquisition cost amortization	89.5	76.3	13.2	17%
Other operating expenses	111.8	105.5	6.3	6%
Total segment benefits and expenses	1,020.3	1,014.4	5.9	1%
Operating income before income taxes	113.6	80.9	32.7	40%
Allocated income tax expense	(36.3)	(25.0)	(11.3)	45%
Operating income	77.3	55.9	21.4	38%
Realized investment gains (losses), net of income taxes and other offsets	1.0	(3.7)	4.7	127%
Net income	$78.3	$52.2	$26.1	50%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Life and Annuity net income and operating income increased primarily as a result of an increase in insurance, investment management and product fees, higher net investment income, higher realized investment gains and lower policy benefits, offset by a decrease in premiums and an increase in policy acquisition cost amortization and other operating expenses.

Total revenues increased primarily due to the following:

•

Insurance, investment management and product fees increased significantly due to higher universal life fees, primarily cost of insurance fees, resulting from higher sales and growth of inforce business due to our expanded distribution. Our separate account based fees increased because of favorable equity markets and higher annuity sales. Fees associated with investment management of our underlying funds also increased.

•

Net investment income improved due to a higher average invested asset base and higher income earned from venture capital primarily in our closed block, other invested assets and policy loans. Partially offsetting this improvement was lower investment income on annuities from lower general account funds.

Partially offsetting these increases was a decrease in premiums due to the fact that we no longer sell participating life policies, resulting in a decline in renewal participating life premiums. However there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance.

Total segment benefits and expenses increased primarily due to the following:

•

Policy acquisition cost amortization increased due to higher universal life margins, partially offset by lower annuity amortization. The decreased amortization was due to favorable market performance and the effects of a 2006 unlocking of the assumptions we use to project expected gross profits in the amortization schedules.

•

Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses due to increased maintenance of our systems.

Partially offsetting this increase is a decrease in policy benefits, including policyholder dividends, resulting from the following:

•	Benefits and reserve changes on participating life insurance were lower because of lower premiums, and interest credited for annuities was lower because of lower general account funds.

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Deposits	$306.3	$147.1	$493.4	$243.4
Performance and interest credited	372.5	81.0	542.1	400.2
Fees	(17.6)	(16.2)	(35.4)	(32.0)
Benefits and surrenders	(316.6)	(580.4)	(597.5)	(1,093.7)
Change in funds on deposit	344.6	(368.5)	402.6	(482.1)
Funds on deposit, beginning of period	8,735.6	7,924.5	8,677.6	8,038.1
Annuity funds on deposit, end of period	$9,080.2	$7,556.0	$9,080.2	$7,556.0

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

For the three and six months ended June 30, 2007 and 2006, annuity funds on deposit increased principally due to significantly higher sales, higher performance due to favorable equity markets and lower surrenders. Annuity net flows improved primarily from significant sales due to our targeted partnership approach to distribution and a broader product offering and lower surrenders.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Deposits	$47.9	$52.8	$99.5	$98.8
Performance and interest credited	112.7	(16.0)	170.8	85.0
Fees and cost of insurance	(28.0)	(27.0)	(55.9)	(53.0)
Benefits and surrenders	(35.1)	(50.9)	(65.1)	(72.8)
Change in funds on deposit	97.5	(41.1)	149.3	58.0
Funds on deposit, beginning of period	2,364.7	2,198.9	2,312.9	2,099.8
Variable universal life funds on deposit, end of period	$2,462.2	$2,157.8	$2,462.2	$2,157.8

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

For the three and six months ended June 30, 2007 and 2006, variable universal life funds on deposit increased primarily due to a significant increase in performance due to favorable equity markets and a decrease in benefits and surrenders.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Deposits	$100.2	$73.7	$192.5	$209.2
Interest credited	21.0	19.8	42.0	39.2
Fees and cost of insurance	(68.4)	(51.0)	(132.7)	(104.4)
Benefits and surrenders	(23.5)	(26.7)	(53.7)	(56.0)
Change in funds on deposit	29.3	15.8	48.1	88.0
Funds on deposit, beginning of period	1,922.9	1,806.3	1,904.1	1,734.1
Universal life funds on deposit, end of period	$1,952.2	$1,822.1	$1,952.2	$1,822.1

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

For the three and six months ended June 30, 2007 and 2006, universal life funds on deposit increased due primarily to continued strong sales growth, partially offset by an increase in fees and cost of insurance.

Life and Annuity Segment Revenues by Product	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006

Variable universal life insurance	$32.1	$30.6	$1.5	5%
Universal life insurance	97.9	79.3	18.6	23%
Other life insurance	0.1	0.3	(0.2)	(67%)
Total core life insurance	130.1	110.2	19.9	18%
Traditional life insurance	384.9	385.4	(0.5)	—
Total life insurance	515.0	495.6	19.4	4%
Annuities	46.4	52.7	(6.3)	(12%)
Segment revenues	$561.4	$548.3	$13.1	2%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Variable universal life insurance revenue increased slightly primarily from higher asset based fees resulting from growing funds and higher cost of insurance charges.

Universal life insurance revenue increased primarily due to higher fees and cost of insurance charges from the growth of in-force business and increased investment earnings from higher funds on deposit and higher returns.

Annuity revenue decreased due primarily to lower interest earned on general account funds from the run-off of discontinued products, offset by an increase in separate account based fees due to higher sales and positive market performance.

Life and Annuity Segment Revenues by Product	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006

Variable universal life insurance	$64.9	$61.1	$3.8	6%
Universal life insurance	192.0	157.3	34.7	22%
Other life insurance	0.4	0.4	—	—
Total core life insurance	257.3	218.8	38.5	18%
Traditional life insurance	784.2	770.1	14.1	2%
Total life insurance	1,041.5	988.9	52.6	5%
Annuities	92.4	106.4	(14.0)	(13%)
Segment revenues	$1,133.9	$1,095.3	$38.6	4%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Variable universal life insurance revenue increased primarily from higher asset based fees resulting from growing funds and higher cost of insurance charges.

Universal life insurance revenue increased primarily due to higher fees and cost of insurance charges from the growth of in-force business and increased investment earnings from higher funds on deposit.

Traditional life insurance revenues increased primarily due to higher investment income, partially offset by lower premiums, as discussed above.

Annuity revenue decreased due primarily to lower interest earned on general account funds from the run-off of discontinued products, offset by an increase in separate account based fees due to higher sales and positive market performance.

Composition of Life and Annuity Operating Income	Three Months Ended		Increase (decrease) and
before Income Taxes by Product:	June 30,		percentage change
($ in millions)	2007	2006	2007 vs. 2006

Variable universal life insurance	$11.2	$9.2	$2.0	22%
Universal life insurance	17.7	11.4	6.3	55%
Other life insurance	0.3	0.9	(0.6)	(67%)
Total core life insurance	29.2	21.5	7.7	36%
Traditional life insurance	16.3	20.6	(4.3)	(21%)
Total life insurance	45.5	42.1	3.4	8%
Annuities	5.2	0.5	4.7	940%
Operating income before income taxes	$50.7	$42.6	$8.1	19%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Variable universal life pre-tax operating income increased due to lower death benefits, higher cost of insurance charges and improving asset based fees from favorable equity market performance.

Universal life pre-tax operating income increased primarily due to higher cost of insurance charges, lower mortality expense and higher net investment income, partially offset by the increase in deferred policy acquisition cost amortization resulting from higher insurance margins. The growing inforce block contributed to the growth of cost of insurance charges.

Traditional life pre-tax operating income decreased primarily due to higher incentive accruals and higher death claims on an older block of corporate-owned life insurance and in term insurance. Partially offsetting this decrease was higher net investment income.

Annuity pre-tax operating income increased primarily due to improving asset based fees from separate accounts and lower amortization of deferred policy acquisition costs. Deferred policy acquisition cost amortization declined due to higher investment performance and from the effects of the unlocking that occurred in the fourth quarter of 2006. Annuities are benefiting from our targeted distribution partnership approach. Expenses increased primarily from higher commissions and other non-deferred expenses.

Composition of Life and Annuity Operating Income	Six Months Ended		Increase (decrease) and
before Income Taxes by Product:	June 30,		percentage change
($ in millions)	2007	2006	2007 vs. 2006

Variable universal life insurance	$20.0	$17.7	$2.3	13%
Universal life insurance	35.2	19.3	15.9	82%
Other life insurance	0.7	1.3	(0.6)	(46%)
Total core life insurance	55.9	38.3	17.6	46%
Traditional life insurance	45.6	36.4	9.2	25%
Total life insurance	101.5	74.7	26.8	36%
Annuities	12.1	6.2	5.9	95%
Operating income before income taxes	$113.6	$80.9	$32.7	40%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Variable universal life pre-tax operating income increased due to lower death benefits, an increase in cost of insurance charges and improving asset based fees from favorable equity market performance.

Universal life pre-tax operating income increased primarily due to higher cost of insurance charges, lower mortality expense and higher net investment income, partially offset by the increase in deferred policy acquisition cost amortization resulting from higher insurance margins.

Traditional life pre-tax operating income increased primarily due to higher investment income, partially offset by higher expenses and higher death claims on an older block of corporate-owned life insurance.

Annuity pre-tax operating income increased primarily due to improving asset based fees from separate accounts, lower amortization of deferred policy acquisition costs and a decrease in interest credited due to lower general account funds from the run-off of discontinued products. Deferred policy acquisition cost amortization declined due to higher investment performance, lower surrenders and from the effects of the unlocking that occurred in the fourth quarter of 2006.

Asset Management Segment

Summary Asset Management Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Results of operations
Investment management fees	$37.1	$37.5	$(0.4)	(1%)
Mutual fund ancillary fees and other revenue	17.2	12.4	4.8	39%
Net investment income	0.4	0.4	—	—
Total segment revenues	54.7	50.3	4.4	9%
Intangible asset amortization	7.5	8.5	(1.0)	(12%)
Other operating expenses	44.9	40.5	4.4	11%
Total segment expenses	52.4	49.0	3.4	7%
Operating income before income taxes	2.3	1.3	1.0	77%
Allocated income tax expense	(1.0)	(0.6)	(0.4)	(67%)
Operating income	1.3	0.7	0.6	86%
Other costs, net of income taxes	—	(3.3)	3.3	100%
Realized investment gains, net of income taxes	0.2	—	0.2	—
Net income (loss)	$1.5	$(2.6)	$4.1	158%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Asset Management net income and operating income increased primarily as a result of an increase in revenues resulting from higher mutual fund and structured product net flows, partially offset by an increase in other operating expenses from higher sales related expenses. In addition, net income increased because certain employment and lease related charges associated with the restructuring of the asset management business in 2006 did not recur.

Total revenues increased primarily due to the following:

•	Mutual fund ancillary fees and other revenue increased significantly due primarily to increased sales and assets under management, particularly the addition of the Insight Funds in May 2006.

Partially offsetting this increase was a slight decrease in investment management fees. Lower fees for managed and institutional accounts due to net outflows and lower assets under management were partially offset by higher investment management fees for mutual funds and structured products.

Total segment expenses increased primarily due to the following:

•

Other operating expenses increased primarily because of higher distribution and administration expenses relating to significantly higher mutual fund sales. Employment expenses also increased due to higher incentive compensation, particularly sales incentives, partially offset by lower salary expense because of lower staffing levels.

There were no other costs, net of income taxes, because the employment and lease related charges associated with the restructuring of the asset management business in 2006 did not recur.

Summary Asset Management Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Results of operations
Investment management fees	$74.0	$74.0	$—	—
Mutual fund ancillary fees and other revenue	33.9	24.4	9.5	39%
Net investment income	0.8	0.7	0.1	14%
Total segment revenues	108.7	99.1	9.6	10%
Intangible asset amortization	15.1	16.5	(1.4)	(8%)
Intangible asset impairment	—	32.5	(32.5)	(100%)
Other operating expenses	90.7	83.4	7.3	9%
Total segment expenses	105.8	132.4	(26.6)	(20%)
Operating income (loss) before income taxes	2.9	(33.3)	36.2	109%
Allocated income tax (expense) benefit	(1.9)	12.8	(14.7)	(115%)
Operating income (loss)	1.0	(20.5)	21.5	105%
Other costs, net of income taxes	—	(5.8)	5.8	100%
Realized investment gains, net of income taxes	0.3	0.2	0.1	50%
Net income (loss)	$1.3	$(26.1)	$27.4	105%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Asset Management net income and operating income increased primarily as a result of an intangible asset impairment in the first quarter of 2006 that did not recur and an increase in revenues resulting from higher mutual fund and structured product net flows. In addition, net income increased because certain employment and lease related charges associated with the restructuring of the asset management business in 2006 did not recur.

Total revenues increased primarily due to the following:

•	Mutual fund ancillary fees and other revenue increased significantly due primarily to increased sales and assets under management, particularly the addition of the Insight Funds in May 2006.

Investment management fees were essentially unchanged. Higher investment management fees for mutual funds and structured products were offset by lower fees for managed accounts and institutional due to net outflows and lower assets under management.

Total segment expenses decreased primarily due to the following:

•

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

Partially offsetting this decrease is an increase in other operating expenses primarily due to higher distribution and administration expenses relating to significantly higher mutual fund sales. Employment expenses also increased due to higher incentive compensation (particularly sales incentives), partially offset by lower salary expense because of lower staffing levels.

There were no other costs, net of income taxes, because the employment and lease related charges associated with the restructuring of the asset management business in 2006 did not recur.

Our investment management fees are based on assets under management. Approximately 36% of our investment product fees are based on beginning of quarter assets under management while the remaining 64% are based on average daily closing asset values. End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006
End of period
Money market mutual funds	$5,876.2	$7,003.8	$5,876.2	$7,003.8
All other	40,482.3	36,306.0	40,482.3	36,306.0
Total	$46,358.5	$43,309.8	$46,358.5	$43,309.8

Average (based on how fees are calculated)
Money market mutual funds	$5,350.9	$4,770.9	$5,580.7	$2,540.2
All other	41,371.0	36,540.7	40,860.0	36,949.9
Total	$46,721.9	$41,311.6	$46,440.7	$39,490.1

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Assets under management increased $3,048.7 million since June 30, 2006 primarily due to strong mutual fund sales and the issuance of six new structured products, partially offset by redemptions in managed accounts and institutional. Total net flows for the three and six months ended June 30, 2007 were $384.2 million and $1,194.4 million respectively, which were $3,065.0 million and $5,541.5 million higher than the comparable periods in 2006.

Corporate and Other

Summary Corporate and Other Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Results of operations
Corporate investment income	$1.5	$1.1	$0.4	36%
Investment income from collateralized obligations	4.2	5.2	(1.0)	(19%)
Interest expense on indebtedness	(11.6)	(12.3)	0.7	6%
Interest expense on non-recourse collateralized obligations	(4.1)	(5.1)	1.0	20%
Corporate expenses	(5.5)	(3.2)	(2.3)	(72%)
Other	(0.1)	0.4	(0.5)	(125%)
Operating loss before income taxes	(15.6)	(13.9)	(1.7)	(12%)
Allocated income tax (expense) benefit	14.7	4.0	10.7	268%
Operating loss	(0.9)	(9.9)	9.0	91%
Realized investment gains, net of income taxes and other offsets	(1.9)	2.5	(4.4)	(176%)
Other costs, net of income taxes	—	(0.5)	0.5	100%
Net loss	$(2.8)	$(7.9)	$5.1	65%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Corporate and Other net loss decreased primarily as a result of an increased allocated income tax benefit driven by the utilization of foreign tax credits. Offsetting this benefit were realized investment losses and an increase in corporate expenses due to higher deferred compensation expense resulting from an increase in the fair value of plan liabilities.

Summary Corporate and Other Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Results of operations
Corporate investment income	$3.0	$1.7	$1.3	76%
Investment income from collateralized obligations	8.2	9.7	(1.5)	(15%)
Interest expense on indebtedness	(21.1)	(24.7)	3.6	15%
Interest expense on non-recourse collateralized obligations	(8.1)	(9.5)	1.4	15%
Corporate expenses	(8.4)	(8.7)	0.3	3%
Other	2.8	0.2	2.6	1,300%
Operating loss before income taxes	(23.6)	(31.3)	7.7	25%
Allocated income tax (expense) benefit	17.8	10.1	7.7	76%
Operating loss	(5.8)	(21.2)	15.4	73%
Realized investment gains, net of income taxes and other offsets	10.0	16.9	(6.9)	(41%)
Other costs, net of income taxes	—	(0.5)	0.5	100%
Net income (loss)	$4.2	$(4.8)	$9.0	188%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Corporate and Other net loss decreased primarily as a result of an increased allocated income tax benefit driven by the utilization of foreign tax credits. In addition, higher investment income from the investment of equity units proceeds and lower interest expense from the paydown of debt contributed to the lower net loss. The six-month period also reflects a favorable $2.0 million pre-tax adjustment related to an overaccrual of interest in prior periods. See Note 17 to our consolidated financial statements in this Form 10-Q for additional information on this adjustment.

General Account

The invested assets in the Life Companies’ general account are generally of high quality and are broadly diversified across asset classes, sectors and individual credits and issuers. Our investment professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

Debt and Equity Securities Pledged as Collateral and Non-recourse Collateralized Obligations

Investments pledged as collateral trusts are assets held for the benefit of those institutional clients, who have investments in structured bond products offered and managed by our asset management subsidiary.

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

See our 2006 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk at June 30, 2007 in comparison to December 31, 2006.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2007, our general account held debt securities with a carrying value of $12,300.2 million, representing 80.0% of total general account investments. Public debt securities represented 74.4% of total debt securities, with the remaining 25.6% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2007	2006	2007	2006	2007	2006

1	AAA/AA/A	$7,763.4	$7,897.2	$6,203.2	$6,214.1	$1,560.2	$1,683.1
2	BBB	3,647.3	3,743.7	2,218.6	2,345.4	1,428.7	1,398.3
Total investment grade		11,410.7	11,640.9	8,421.8	8,559.5	2,988.9	3,081.4
3	BB	602.6	765.7	518.3	665.7	84.3	100.0
4	B	219.1	221.4	173.8	175.2	45.3	46.2
5	CCC and lower	52.4	53.2	34.4	38.7	18.0	14.5
6	In or near default	15.4	15.6	8.4	10.1	7.0	5.5
Total debt securities		$12,300.2	$12,696.8	$9,156.7	$9,449.2	$3,143.5	$3,247.6

Debt Securities by Type:	As of June 30, 2007
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$640.3	$640.5	$11.6	$(11.8)	$(0.2)
State and political subdivision	240.7	235.5	8.5	(3.3)	5.2
Foreign government	202.9	181.4	22.7	(1.2)	21.5
Corporate	6,995.6	7,060.9	102.0	(167.3)	(65.3)
Mortgage-backed	3,041.7	3,087.6	29.0	(74.9)	(45.9)
Other asset-backed	1,179.0	1,184.3	15.0	(20.3)	(5.3)
Total debt securities	$12,300.2	$12,390.2	$188.8	$(278.8)	$(90.0)
Debt securities outside closed block:
Unrealized gains	$1,478.2	$1,425.3	$52.9	$—	$52.9
Unrealized losses	3,909.8	4,037.8	—	(128.0)	(128.0)
Total outside the closed block	5,388.0	5,463.1	52.9	(128.0)	(75.1)
Debt securities in closed block:
Unrealized gains	3,039.4	2,903.5	135.9	—	135.9
Unrealized losses	3,872.8	4,023.6	—	(150.8)	(150.8)
Total in the closed block	6,912.2	6,927.1	135.9	(150.8)	(14.9)
Total debt securities	$12,300.2	$12,390.2	$188.8	$(278.8)	$(90.0)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2007 in our debt securities portfolio are banking (7.0%), diversified financial services (4.5%), electrical utilities (3.5%), insurance (3.3%) and real estate investment trusts (2.0%).

The weakness in the U.S. real estate markets, increases in interest rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates for residential mortgage-backed securities, especially those originated in 2006 and those designated as sub-prime. In addition, there have been increased concerns in the financial markets about residential mortgage-backed securities designated as
Alt-A.

Sub-prime mortgage lending refers to the origination of residential mortgage loans to customers with weak or impaired credit profiles, including, but not limited to, those with the lowest credit scores. Alt-A mortgage lending refers to the origination of residential mortgage loans to customers who are rated above the sub-prime category but below top rated prime borrowers, for reasons including, but not limited to, the election not to provide documentation for items such as income sources.

Most of our residential mortgage-backed securities portfolio is highly rated. As of June 30, 2007, over 94% of the total residential portfolio was rated AAA or AA. We have $288.8 million of sub-prime exposure, which represents 1.8% of our general account. Substantially all of our sub-prime exposure is investment grade, and 92.3% is AAA rated, with another 3.0% in AA securities. We have employed a rigorous and disciplined approach in the analysis and monitoring of our mortgage-backed securities. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal. Our exposure to sub-prime mortgages originated after 2005 is less than 0.8% of our general account. We own only one CDO that contains sub-prime mortgages, where our potential exposure is $17.5 million, with the majority of the collateral rated investment grade.

The following tables represent our total exposure to residential mortgage-backed securities by credit quality as of June 30, 2007:

	Market	% General					BB and	% Closed
	Value	Account	AAA	AA	A	BBB	Below	Block
Agency	$820.3	5.2%	100.0%	0.0%	0.0%	0.0%	0.0%	66.4%
Prime	708.7	4.5%	85.0%	3.7%	3.6%	7.7%	0.0%	34.7%
Alt-A	326.0	2.1%	76.7%	13.7%	8.5%	1.1%	0.0%	32.4%
Sub-prime	288.8	1.8%	92.3%	3.0%	1.0%	3.5%	0.2%	8.3%
Total	$2,143.8	13.6%	90.4%	3.7%	2.7%	3.2%	0.0%	42.9%

	Book	% General					BB and	% Closed
	Value	Account	AAA	AA	A	BBB	Below	Block
Agency	$850.0	N/A	100.0%	0.0%	0.0%	0.0%	0.0%	66.5%
Prime	729.4	N/A	84.9%	3.7%	3.8%	7.6%	0.0%	34.7%
Alt-A	334.7	N/A	76.7%	13.7%	8.4%	1.2%	0.0%	32.7%
Sub-prime	293.1	N/A	92.4%	3.0%	1.0%	3.4%	0.2%	8.5%
Total	$2,207.2	N/A	90.4%	3.7%	2.7%	3.1%	0.0%	43.2%

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

Sources of Net Realized Investment Gains (Losses):	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2007	2006	2007	2006

Debt security impairments	$(13.6)	$(2.4)	$(14.6)	$(3.4)
Equity security impairments	(0.1)	—	(0.1)	—
Debt and equity securities pledged as collateral impairments	(0.8)	—	(0.8)	—
Impairment losses	(14.5)	(2.4)	(15.5)	(3.4)
Debt security transaction gains	7.8	18.6	13.0	43.9
Debt security transaction losses	(2.4)	(3.6)	(4.2)	(12.9)
Equity security transaction gains	2.6	2.3	5.3	6.2
Equity security transaction losses	—	(2.2)	(1.4)	(2.6)
Mortgage loan transaction gains	—	—	1.4	3.2
Venture capital partnership transaction gains	—	3.8	—	3.8
Debt and equity securities pledged as collateral gains	0.7	0.1	1.7	0.1
Debt and equity securities pledged as collateral losses	—	—	(0.8)	(1.0)
Affiliate transactions	—	0.4	13.7	10.4
Other investments transaction gains	4.0	0.8	8.0	3.0
Other investments transaction losses	—	(0.5)	—	(0.3)
Real estate transaction gains	—	0.1	1.5	0.2
Real estate transaction losses	(0.1)	—	(0.1)	—
Net transaction gains	12.6	19.8	38.1	54.0
Net realized investment gains (losses)	(1.9)	17.4	22.6	50.6
Applicable closed block policyholder dividend obligation (reduction)	(1.3)	13.4	5.3	32.6
Applicable deferred policy acquisition costs (benefit)	0.2	(0.2)	(0.1)	(2.8)
Applicable deferred income taxes (benefit)	(0.4)	1.2	3.4	7.4
Offsets to realized investment gains (losses)	(1.5)	14.4	8.6	37.2
Net realized investment gains (losses) included in net income	$(0.4)	$3.0	$14.0	$13.4

Debt security impairments for the three and six months ended June 30, 2007 include an impairment loss of $12.3 million related to second lien residential mortgage-backed securities. Of this $12.3 million impairment loss, $6.1 million relates to the closed block. Affiliate transactions of $13.7 million for the six months ended June 30, 2007 are attributable to the earn-out associated with the sale of Lombard International Assurance S.A. that occurred in the first quarter of 2007.

Gross and Net	As of June 30, 2007
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,567	2,970	944	2,208	623	762
Unrealized gains (losses)	$188.8	$(278.8)	$52.9	$(128.0)	$135.9	$(150.8)
Applicable policyholder dividend obligation (reduction)	135.9	(150.8)	—	—	135.9	(150.8)
Applicable deferred policy acquisition costs (benefit)	43.7	(56.8)	43.7	(56.8)	—	—
Applicable deferred income taxes (benefit)	3.2	(24.9)	3.2	(24.9)	—	—
Offsets to net unrealized gains (losses)	182.8	(232.5)	46.9	(81.7)	135.9	(150.8)
Unrealized gains (losses) after offsets	$6.0	$(46.3)	$6.0	$(46.3)	$—	$—
Net unrealized losses after offsets		$(40.3)		$(40.3)		$—

Equity securities
Number of positions	350	91	161	63	189	28
Unrealized gains (losses)	$38.8	$(1.1)	$8.1	$(0.5)	$30.7	$(0.6)
Applicable policyholder dividend obligation (reduction)	30.7	(0.6)	—	—	30.7	(0.6)
Applicable deferred income taxes (benefit)	2.8	(0.2)	2.8	(0.2)	—	—
Offsets to net unrealized gains (losses)	33.5	(0.8)	2.8	(0.2)	30.7	(0.6)
Unrealized gains (losses) after offsets	$5.3	$(0.3)	$5.3	$(0.3)	$—	$—
Net unrealized losses after offsets	$5.0		$5.0		$—

Total net unrealized losses on debt and equity securities as of June 30, 2007 were $52.3 million (unrealized gains of $227.6 million less unrealized losses of $279.9 million). Of that net amount, net unrealized losses of $67.5 million were outside the closed block ($35.3 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized gains of $15.2 million were in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of June 30, 2007. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2007
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$3,909.8	$1,217.8	$151.5	$2,540.5
Total amortized cost	4,037.8	1,245.8	155.4	2,636.6
Unrealized losses	$(128.0)	$(28.0)	$(3.9)	$(96.1)
Unrealized losses after offsets	$(46.3)	$(11.8)	$(1.7)	$(32.8)
Unrealized losses over 20% of cost	$(7.0)	$(7.0)	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(114.9)	$(26.9)	$(3.8)	$(84.2)
Unrealized losses after offsets	$(42.2)	$(11.4)	$(1.7)	$(29.1)
Unrealized losses over 20% of cost	$(7.0)	$(7.0)	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(13.1)	$(1.1)	$(0.1)	$(11.9)
Unrealized losses after offsets	$(4.1)	$(0.4)	$—	$(3.7)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities outside closed block
Unrealized losses	$(0.5)	$(0.2)	$(0.3)	$—
Unrealized losses after offsets	$(0.2)	$(0.1)	$(0.1)	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities outside of the closed block with gross unrealized losses, 91.1% of the unrealized losses after offsets pertain to investment grade securities and 8.9% of the unrealized losses after offsets pertain to below investment grade securities.

Duration of Gross Unrealized Losses	As of June 30, 2007
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,872.8	$1,477.7	$21.4	$2,373.7
Total amortized cost	4,023.6	1,511.5	21.9	2,490.2
Unrealized losses	$(150.8)	$(33.8)	$(0.5)	$(116.5)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(140.0)	$(32.5)	$(0.4)	$(107.1)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(10.8)	$(1.3)	$(0.1)	$(9.4)
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(0.6)	$(0.5)	$(0.1)	$—
Unrealized losses after offsets	$—	$—	$—	$—
Unrealized losses over 20% of cost	$(0.3)	$(0.2)	$(0.1)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 92.8% of the unrealized losses pertain to investment grade securities and 7.2% of the unrealized losses pertain to below investment grade securities.

In determining that the securities giving rise to unrealized losses were not other-than-temporarily impaired, we considered many factors, including those cited previously. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2007	2006	2007 vs. 2006
Continuing operations:
Cash from operating activities	$95.1	$86.0	$9.1	11%
Cash from investing activities	186.7	511.6	(324.9)	(64%)
Cash for financing activities	(335.6)	(497.7)	162.1	33%
Discontinued operations:
Cash from (for) operating activities	(7.8)	19.0	(26.8)	(141%)
Cash from (for) investing activities	18.1	(30.0)	48.1	160%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Continuing Operations

Cash from operating activities increased primarily due to higher insurance, investment management and product fees collected, driven by growth in the inforce block and funds under management, and to lower cash outflows for operating expenses. Partially offsetting these factors were increased outflows for policy benefits and lower inflows for participating life insurance premiums, as we no longer sell this product.

Cash from investing activities decreased principally due to lower net sales driven by reduced withdrawals of policyholder deposit funds (as described below in financing activities) that reduced the need to generate cash to fund the withdrawals.

Cash used for financing activities decreased primarily due to lower withdrawals of policyholder deposit funds. This decrease in outflows was partially offset by increased outflows for pay off of the Kayne Anderson Rudnick Investment Management, LLC, or KAR, debt in 2007. In addition, there were decreased inflows related to proceeds received from the settlement of the equity units in 2006 which did not recur in 2007.

See Note 9 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

We experienced net outflows in operating activities due to decreased settlement activity in 2007, which created lower inflows related to our discontinued reinsurance operations. See Note 16 to our financial statements in this Form 10-Q for more information.

Our reinsurance discontinued operations generated positive investing cash flows due to a reduction in its risk level as measured by regulators, driven by the wind-down of its activity.

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

On April 26, 2007, we declared a dividend of $0.16 per share, which we paid on July 11, 2007 to shareholders of record on June 13, 2007. In the prior year, we declared a dividend of $0.16 per share on April 27, 2006 to our shareholders of record on June 13, 2006; we paid that dividend on July 11, 2006.

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

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004. Material provisions of the amended facility include, but are not limited to, (i) the allowance of a monetization or securitization of the closed block of specified life and annuity policies established in the Plan of Reorganization of Phoenix Home Life Mutual Insurance Company, and (ii) the allowance of acquisitions and joint ventures which satisfy certain additional specified conditions. These conditions include, among other things, majority lender consent in the event the aggregate amount of consideration payable exceeds $400 million in respect of all acquisitions and joint ventures during the term of the agreement, excluding those to which the lenders have previously provided consent.

The financing commitments under the amended facility will terminate on June 6, 2009. The amended facility contains a covenant that requires us at all times to maintain a minimum level of consolidated stockholders’ equity in accordance with GAAP. In addition, we are subject to a maximum consolidated debt-to-capital ratio of 30%. However, under this covenant any debt incurred in connection with any monetization or securitization of the closed block is excluded. Further, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”. Potential borrowers under the credit facility include The Phoenix Companies, Inc., Phoenix Life and PXP. We unconditionally guarantee any loans to Phoenix Life and PXP. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime rate or the federal funds rate plus 0.5%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings.

We were in compliance with all covenants set forth in the amended facility at June 30, 2007.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign us debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength and debt ratings as of June 30, 2007 were as follows:

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

See our 2006 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	June 30,	Dec 31,	percentage change
	2007	2006	2007 vs. 2006
ASSETS:
Available-for-sale debt securities, at fair value	$12,300.2	$12,696.8	$(396.6)	(3%)
Available-for-sale equity securities, at fair value	204.5	187.1	17.4	9%
Mortgage loans, at unpaid principal balances	17.8	71.9	(54.1)	(75%)
Venture capital partnerships, at equity in net assets	152.2	116.8	35.4	30%
Policy loans, at unpaid principal balances	2,350.3	2,322.0	28.3	1%
Other investments	342.3	308.3	34.0	11%
	15,367.3	15,702.9	(335.6)	(2%)
Available-for-sale debt and equity securities pledged as collateral, at fair value	234.1	267.8	(33.7)	(13%)
Total investments	15,601.4	15,970.7	(369.3)	(2%)
Cash and cash equivalents	361.4	404.9	(43.5)	(11%)
Accrued investment income	207.2	215.8	(8.6)	(4%)
Receivables	249.1	236.3	12.8	5%
Deferred policy acquisition costs	1,860.0	1,752.7	107.3	6%
Deferred income taxes	33.9	37.1	(3.2)	(9%)
Other intangible assets	222.8	237.5	(14.7)	(6%)
Goodwill	475.1	471.1	4.0	1%
Other assets	245.5	244.7	0.8	—
Separate account assets	10,278.1	9,458.6	819.5	9%
Total assets	$29,534.5	$29,029.4	$505.1	2%

LIABILITIES:
Policy liabilities and accruals	$13,502.1	$13,533.4	$(31.3)	—
Policyholder deposit funds	1,970.5	2,228.4	(257.9)	(12%)
Indebtedness	627.7	685.4	(57.7)	(8%)
Other liabilities	561.5	539.0	22.5	4%
Non-recourse collateralized obligations	316.3	344.0	(27.7)	(8%)
Separate account liabilities	10,278.1	9,458.6	819.5	9%
Total liabilities	27,256.2	26,788.8	467.4	2%

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	5.1	4.5	0.6	13%

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,611.5	2,601.6	9.9	—
Accumulated deficit	(49.9)	(111.3)	61.4	55%
Accumulated other comprehensive income	(108.9)	(74.7)	(34.2)	(46%)
Treasury stock	(179.5)	(179.5)	—	—
Total stockholders’ equity	2,273.2	2,236.1	37.1	2%
Total liabilities, minority interest and stockholders’ equity	$29,534.5	$29,029.4	$505.1	2%

Six months ended June 30, 2007 compared to December 31, 2006

The fair value of available-for-sale debt securities decreased primarily due to rising interest rates.

Mortgage loans decreased due to the sale of certain mortgages, principal paydowns and closings with no new purchases.

Venture capital assets increased due primarily to additional contributions of $31.3 million, largely in the closed block.

Other investments increased due primarily to higher real estate partnership investments and increases in derivative asset balances.

Cash decreased due to cash used for financing activities of $335.6 million, offset by cash from investing activities and operating activities of $204.8 million and $87.3 million, respectively. The cash used for financing activities was primarily related to the pay off of the KAR debt of $57.2 million, and payments of net policyholder deposit fund withdrawals of $257.9 million.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	June 30,	Dec 31,	percentage change
($ in millions)	2007	2006	2007 vs. 2006

Variable universal life	$362.1	$364.2	$(2.1)	(1%)
Universal life	614.9	527.1	87.8	17%
Variable annuities	292.4	281.3	11.1	4%
Fixed annuities	18.4	21.3	(2.9)	(14%)
Traditional life	572.2	558.8	13.4	2%
Total deferred policy acquisition costs	$1,860.0	$1,752.7	$107.3	6%

Deferred policy acquisition costs increased due to the deferral of policy acquisition costs of $87.1 million related primarily to universal life sales and $37.0 million related to the effect of unrealized losses included in other comprehensive income. These increases were partially offset by the amortization of deferred policy acquisition costs of $45.9 million. See Note 6 to our consolidated financial statements in this Form 10-Q for additional information.

Separate account assets increased due primarily to favorable investment performance. Separate account liabilities increased by a corresponding amount.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

Indebtedness decreased due to repayments of the KAR promissory notes of $57.2 million. See Note 9 to our consolidated financial statements in this Form 10-Q for detailed information regarding financing activities.

Contractual Obligations and Commercial Commitments

As of June 30, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2006 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2007 and December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 11 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,134.8 million at December 31, 2006 to $1,173.8 million at June 30, 2007. The principal factors resulting in this increase are gains from operations of $21.7 million, higher unrealized gains and a positive change in non-admitted assets, offset by a $30.0 million dividend payment to PNX in the second quarter.

At June 30, 2007, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 400% of Company Action Level.

On April 26, 2007, the Phoenix Life Board of Directors declared a dividend of $30.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid on April 30, 2007. During 2006, the Phoenix Life Board of Directors paid total dividends of $87.5 million to its sole shareholder, The Phoenix Companies, Inc.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each are also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At June 30, 2007, the largest of these subsidiaries had net capital of approximately $7.2 million, which is $6.2 million in excess of its required minimum net capital of $1.0 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at June 30, 2007 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2007, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2006 Annual Report on Form 10-K.

See Note 13 to our interim financial statements in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock. During the three months ended June 30, 2007 and 2006, we made payments of $14.2 million and $12.0 million, respectively, to State Farm entities as compensation for the sale of our insurance and annuity products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the “Enterprise Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended on June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended June 30, 2007, we issued 16,250 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For a discussion of the matters submitted to a vote of our shareholders during our Annual Meeting held on April 26, 2007, please see Part II, Item 4. “Submission of Matters to a Vote of Security Holders” in our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

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

10.22

Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.23

Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.24

The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.25

First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

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

THE PHOENIX COMPANIES, INC.

Date:	August 3, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Senior Executive Vice President
and Chief Financial Officer