Form 10-Q
period 2007-09-30
PHOENIX COMPANIES INC/DE
filed 2007-11-01
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

YES  ☐    NO  ☑

On October 29, 2007, the registrant had 114.2 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Balance Sheet

($ in millions, except share data)

September 30, 2007 (unaudited) and December 31, 2006

	Sept 30, 2007	Dec 31, 2006
ASSETS:
Available-for-sale debt securities, at fair value	$12,161.3	$12,696.8
Available-for-sale equity securities, at fair value	204.4	187.1
Mortgage loans, at unpaid principal balances	17.0	71.9
Venture capital partnerships, at equity in net assets	164.7	116.8
Policy loans, at unpaid principal balances	2,366.6	2,322.0
Other investments	386.9	308.3

	15,300.9	15,702.9
Available-for-sale debt and equity securities pledged as collateral, at fair value	225.4	267.8

Total investments	15,526.3	15,970.7
Cash and cash equivalents	362.8	404.9
Accrued investment income	234.8	215.8
Receivables	205.2	236.3
Deferred policy acquisition costs	1,948.3	1,752.7
Deferred income taxes	29.8	37.1
Intangible assets	215.6	237.5
Goodwill	475.1	471.1
Other assets	259.2	244.7
Separate account assets	10,388.3	9,458.6

Total assets	$29,645.4	$29,029.4

LIABILITIES:
Policy liabilities and accruals	$13,615.0	$13,533.4
Policyholder deposit funds	1,862.2	2,228.4
Indebtedness	627.7	685.4
Other liabilities	530.3	539.0
Non-recourse collateralized obligations	315.5	344.0
Separate account liabilities	10,388.3	9,458.6

Total liabilities	27,339.0	26,788.8

CONTINGENT LIABILITIES (NOTE 16)

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	—	4.5

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,520,355 and 125,001,730 shares issued	1.3	1.3
Additional paid-in capital	2,612.3	2,600.3
Accumulated deficit	(14.3)	(111.3)
Accumulated other comprehensive income	(113.4)	(74.7)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)

Total stockholders’ equity	2,306.4	2,236.1

Total liabilities, minority interest and stockholders’ equity	$29,645.4	$29,029.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months		Nine Months
	2007	2006	2007	2006
REVENUES:
Premiums	$197.5	$212.1	$585.3	$627.3
Insurance, investment management and product fees	164.5	144.6	471.0	416.7
Mutual fund ancillary fees and other revenue	17.0	16.2	50.9	40.6
Net investment income	261.1	261.8	802.8	769.3
Net realized investment gains (losses)	3.9	3.1	26.5	53.7

Total revenues	644.0	637.8	1,936.5	1,907.6

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	330.8	333.3	964.6	1,000.5
Policyholder dividends	98.1	88.0	292.2	289.9
Policy acquisition cost amortization	47.1	44.7	136.5	118.2
Intangible asset amortization	7.5	7.7	22.6	24.2
Intangible asset impairment	—	—	—	32.5
Interest expense on indebtedness	11.5	12.1	32.6	36.8
Interest expense on non-recourse collateralized obligations	3.9	4.8	12.0	14.3
Other operating expenses	102.4	101.7	325.1	319.0

Total benefits and expenses	601.3	592.3	1,785.6	1,835.4

Income before income taxes and minority interest	42.7	45.5	150.9	72.2
Applicable income tax expense	(7.1)	(11.0)	(30.9)	(16.2)

Income from continuing operations before minority interest	35.6	34.5	120.0	56.0
Minority interest in net income of consolidated subsidiaries	—	(0.2)	(0.6)	(0.4)

Net income	$35.6	$34.3	$119.4	$55.6

EARNINGS PER SHARE:
Net earnings – basic	$0.31	$0.30	$1.05	$0.51
Net earnings – diluted	$0.31	$0.30	$1.03	$0.49

Basic weighted-average common shares outstanding (in thousands)	114,196	113,628	114,040	110,013
Diluted weighted-average common shares outstanding (in thousands)	115,752	115,992	115,667	112,953

COMPREHENSIVE INCOME:
Net income	$35.6	$34.3	$119.4	$55.6

Net unrealized investment gains (losses)	(13.7)	41.9	(47.0)	(4.2)
Minimum pension, deferred compensation and other	10.1	—	7.5	0.1
Net unrealized derivative instruments gains (losses)	(0.9)	(2.4)	0.8	6.6

Other comprehensive income (loss)	(4.5)	39.5	(38.7)	2.5

Comprehensive income	$31.1	$73.8	$80.7	$58.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in millions)

Nine Months Ended September 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Premiums collected	$582.9	$624.8
Insurance, investment management and product fees collected	524.6	456.5
Investment income collected	711.1	742.3
Policy benefits paid, excluding policyholder dividends	(755.5)	(840.3)
Policyholder dividends paid	(245.7)	(250.1)
Policy acquisition costs paid	(283.7)	(224.2)
Interest expense on indebtedness paid	(30.2)	(29.8)
Interest expense on collateralized obligations paid	(15.1)	(16.2)
Other operating expenses paid	(321.4)	(316.5)
Income taxes paid	(6.3)	(1.4)

Cash from continuing operations	160.7	145.1
Discontinued operations, net	(12.0)	23.0

Cash from operating activities	148.7	168.1

INVESTING ACTIVITIES:
Investment purchases	(3,477.3)	(3,905.3)
Investment sales, repayments and maturities	3,713.5	4,427.7
Debt and equity securities pledged as collateral sales	37.4	41.9
Subsidiary purchases	(9.8)	(5.7)
Premises and equipment additions	(14.3)	(14.3)
Discontinued operations, net	22.4	(34.0)

Cash from investing activities	271.9	510.3

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	590.8	469.5
Policyholder deposit fund withdrawals	(957.0)	(1,213.3)
Indebtedness repayments	(57.2)	(34.8)
Collateralized obligations repayments	(22.0)	(37.8)
Common stock dividends paid	(18.4)	(18.1)
Common stock issued for equity units stock purchase contracts	—	153.7
Proceeds from stock options exercised	1.1	1.3

Cash used for financing activities	(462.7)	(679.5)

Change in cash and cash equivalents	(42.1)	(1.1)
Cash and cash equivalents, beginning of period	404.9	301.5

Cash and cash equivalents, end of period	$362.8	$300.4

Included in cash and cash equivalents above is cash pledged as collateral of $15.4 million and $17.3 million at September 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months		Nine Months
	2007	2006	2007	2006
COMMON STOCK:
Balance, beginning of period	$1.3	$1.2	$1.3	$1.1
Common shares issued	—	—	—	0.1

Balance, end of period	$1.3	$1.2	$1.3	$1.2

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,610.2	$2,596.4	$2,600.3	$2,437.6
Compensation expense recognized on restricted stock units	2.2	0.6	12.0	6.9
Conversion of restricted stock units to common shares, net	(0.9)	—	(3.3)	(3.2)
Stock options awarded as compensation	0.6	0.6	2.1	1.8
Stock options exercised	0.2	0.3	1.2	1.3
Common shares issued on settlement of equity units	—	—	—	153.5

Balance, end of period	$2,612.3	$2,597.9	$2,612.3	$2,597.9

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(49.9)	$(189.9)	$(111.3)	$(193.1)
Net income	35.6	34.3	119.4	55.6
Common stock dividend declared ($0.16 per share)	—	—	(18.4)	(18.1)
Adjustment for initial application of FIN 48 (Note 2)	—	—	(4.0)	—

Balance, end of period	$(14.3)	$(155.6)	$(14.3)	$(155.6)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(108.9)	$(96.0)	$(74.7)	$(59.0)
Other comprehensive income (loss)	(4.5)	39.5	(38.7)	2.5

Balance, end of period	$(113.4)	$(56.5)	$(113.4)	$(56.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Common shares contributed to employee savings plan	—	—	—	—

Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,273.2	$2,132.2	$2,236.1	$2,007.1
Change in stockholders’ equity	33.2	75.3	70.3	200.4

Stockholders’ equity, end of period	$2,306.4	$2,207.5	$2,306.4	$2,207.5

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

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

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three and nine month periods in 2007 are not necessarily indicative of the results that may be expected for the year 2007. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2006 Annual Report on Form 10-K.

Adoption of new accounting standards

The Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect adjustment of $4.0 million increase in reserves for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 that would, if recognized, impact the annual effective tax rate upon recognition was approximately $21.0 million.

It is reasonably possible that any changes within the next twelve months to the uncertain tax positions recorded as of September 30, 2007 will not result in a material change to our results of operations, financial condition or liquidity. We do not anticipate that there will be additional payments made or refunds received within the next twelve months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

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

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three and nine month periods ending September 30, 2007 and 2006 did not have a material impact on the effective tax rate for those periods. We did not have an accrual for the payment of interest or penalties as of January 1, 2007.

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

Accounting standards not yet adopted

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-1. SOP 07-1 broadens the definition of an investment company for application of this guidance. It provides that an entity that meets the definition of an investment company use fair value as a basis of accounting and reporting and that a parent retains the specialized fair value accounting of the entity if certain criteria are met. On October 17, 2007, the FASB deferred the effective date of SOP 07-1 indefinitely.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We will adopt SFAS 157 effective January 1, 2008. Adoption of this statement is expected to have an impact on our financial statements; however, the impact has not yet been determined.

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

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation, for initial consideration of $16.7 million. Under the terms of the purchase agreement, we may be obligated to pay additional consideration of up to $73.4 million to the selling shareholders in 2008 based on the appraised value of PFG as of December 31, 2007. We paid $4.0 million during the nine months ended September 30, 2007 related to this obligation and made no payments during the same period in 2006.

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

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our closed block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for three and nine month periods ended September 30, 2007 and 2006. Capital within our life insurance companies that is unallocated is included in Corporate and Other.

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

Segment assets, revenues and income information follows:

Segment Information on Assets: ($ in millions)			Sept 30, 2007	Dec 31, 2006
Segment assets
Life and annuity segment			$28,096.4	$27,172.1
Asset management segment			753.9	781.0
Corporate and other			774.1	1,044.5
Net assets of discontinued operations			21.0	31.8

Total assets			$29,645.4	$29,029.4

Segment Information on Revenues: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment revenues
Life and annuity segment	$574.8	$563.2	$1,711.3	$1,661.4
Asset management segment	54.2	58.5	162.9	157.6
Elimination of inter-segment revenues	2.8	2.4	8.6	7.1
Corporate and other	8.3	10.6	27.2	27.8
Net realized investment gains	3.9	3.1	26.5	53.7

Total revenues	$644.0	$637.8	$1,936.5	$1,907.6

Results of Operations by Segment as Reconciled to Consolidated Net Income:	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Life and annuity segment	$49.7	$57.2	$163.3	$138.1
Asset management segment	2.6	6.6	5.5	(26.7)
Corporate and other	(11.4)	(14.3)	(35.0)	(45.6)
Applicable income tax expense	(6.7)	(11.8)	(27.1)	(13.9)
Realized investment gains (losses), net of income taxes and other offsets	1.4	(1.9)	12.7	11.5
Other costs, net of income taxes	—	(1.5)	—	(7.8)

Net income	$35.6	$34.3	$119.4	$55.6

Life and annuity segment

Life and Annuity Segment Assets: ($ in millions)			Sept 30, 2007	Dec 31, 2006

Investments			$15,176.1	$15,342.1
Cash and cash equivalents			165.5	201.8
Accrued investment income			228.2	205.4
Receivables			135.8	158.8
Deferred policy acquisition costs			1,948.3	1,752.7
Goodwill			20.7	16.8
Other general account assets			33.5	35.9
Separate accounts			10,388.3	9,458.6

Total segment assets			$28,096.4	$27,172.1

Life and Annuity Segment Income: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Premiums	$197.5	$212.1	$585.3	$627.3
Insurance, investment management and product fees	127.9	102.8	360.9	301.3
Net investment income	249.4	248.3	765.1	732.8

Total segment revenues	574.8	563.2	1,711.3	1,661.4

Policy benefits, including policyholder dividends	426.2	412.8	1,245.2	1,245.3
Policy acquisition cost amortization	46.6	45.8	136.1	122.1
Other operating expenses	52.3	47.4	166.7	155.9

Total segment benefits and expenses	525.1	506.0	1,548.0	1,523.3

Operating income before income taxes	49.7	57.2	163.3	138.1
Allocated income tax expense	(11.6)	(15.2)	(47.9)	(40.2)

Operating income	38.1	42.0	115.4	97.9
Realized investment gains (losses), net of income taxes and other offsets	2.5	2.5	3.5	(1.2)

Net income	$40.6	$44.5	$118.9	$96.7

Life and Annuity Segment Revenues by Product: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Premiums
Term life insurance	$5.6	$4.2	$14.6	$13.0
Other life insurance	2.8	2.4	8.6	8.7

Total, non-participating life insurance	8.4	6.6	23.2	21.7
Participating life insurance	189.1	205.5	562.1	605.6

Total premiums	197.5	212.1	585.3	627.3

Insurance, investment management and product fees
Variable universal life insurance	29.9	28.1	90.0	85.7
Universal life insurance	76.1	55.2	207.4	156.4
Other life insurance	1.7	1.6	4.4	4.7

Total, life insurance	107.7	84.9	301.8	246.8
Annuities	20.2	17.9	59.1	54.5

Total insurance, investment management and product fees	127.9	102.8	360.9	301.3
Net investment income	249.4	248.3	765.1	732.8

Segment revenues	$574.8	$563.2	$1,711.3	$1,661.4

Asset management segment

Asset Management Segment Assets: ($ in millions)			Sept 30, 2007	Dec 31, 2006

Investments			$9.2	$13.5
Cash and cash equivalents			32.4	33.8
Receivables			31.5	31.9
Intangible assets			215.6	237.5
Goodwill			454.4	454.4
Other assets			10.8	9.9

Total segment assets			$753.9	$781.0

Asset Management Segment Income: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Investment management fees	$36.9	$42.0	$110.9	$116.0
Mutual fund ancillary fees and other revenue	17.0	16.2	50.9	40.6
Net investment income	0.3	0.3	1.1	1.0

Total segment revenues	54.2	58.5	162.9	157.6

Intangible asset amortization	7.5	7.7	22.6	24.2
Intangible asset impairment	—	—	—	32.5
Other operating expenses	44.1	44.2	134.8	127.6

Total segment expenses	51.6	51.9	157.4	184.3

Operating income (loss) before income taxes	2.6	6.6	5.5	(26.7)
Allocated income tax (expense) benefit	(1.2)	(2.3)	(3.1)	10.5

Operating income (loss)	1.4	4.3	2.4	(16.2)
Other costs, net of income taxes	—	(1.4)	—	(7.2)
Realized investment gains (losses), net of income benefit	(0.2)	0.2	0.1	0.4

Net income (loss)	$1.2	$3.1	$2.5	$(23.0)

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

Closed Block Assets and Liabilities: ($ in millions)	Sept 30, 2007	Dec 31, 2006	Inception (Dec 31, 1999)

Debt securities	$6,918.7	$7,000.5	$4,773.1
Equity securities	135.7	120.5	—
Mortgage loans	14.0	66.5	399.0
Venture capital partnerships	143.4	97.9	—
Policy loans	1,351.4	1,346.6	1,380.0
Other invested assets	113.3	85.5	—

Total closed block investments	8,676.5	8,717.5	6,552.1
Cash and cash equivalents	38.0	66.3	—
Accrued investment income	118.9	112.8	106.8
Receivables	44.9	46.7	35.2
Deferred income taxes	333.7	329.8	389.4
Other closed block assets	22.7	19.9	6.2

Total closed block assets	9,234.7	9,293.0	7,089.7

Policy liabilities and accruals	9,784.7	9,798.8	8,301.7
Policyholder dividends payable	341.1	331.7	325.1
Policyholder dividend obligation	217.4	326.9	—
Other closed block liabilities	72.8	47.9	12.3

Total closed block liabilities	10,416.0	10,505.3	8,639.1

Excess of closed block liabilities over closed block assets	$1,181.3	$1,212.3	$1,549.4

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligation: ($ in millions)	Cumulative From Inception	Nine Months Ended September 30,
		2007	2006

Closed block revenues
Premiums	$7,390.8	$551.9	$588.7
Net investment income	4,299.7	431.3	399.9
Net realized investment gains (losses)	(70.1)	2.7	34.3

Total revenues	11,620.4	985.9	1,022.9

Policy benefits, excluding dividends	7,889.3	643.0	679.0
Other operating expenses	77.5	4.7	6.5

Total benefits and expenses, excluding policyholder dividends	7,966.8	647.7	685.5

Closed block contribution to income before dividends and income taxes	3,653.6	338.2	337.4
Policyholder dividends	(3,054.1)	(291.7)	(289.4)

Closed block contribution to income before income taxes	599.5	46.5	48.0
Applicable income tax expense	(208.9)	(15.5)	(16.5)

Closed block contribution to income	$390.6	$31.0	$31.5

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,099.3	$291.7	$289.4
Policyholder dividends provided through other comprehensive income	21.4	(146.5)	(105.0)

Additions to policyholder dividend liabilities	3,120.7	145.2	184.4
Policyholder dividends paid	(2,887.3)	(245.3)	(249.3)

Increase (decrease) in policyholder dividend liabilities	233.4	(100.1)	(64.9)
Policyholder dividend liabilities, beginning of period	325.1	658.6	673.0

Policyholder dividend liabilities, end of period	558.5	558.5	608.1
Policyholder dividends payable, end of period	(341.1)	(341.1)	(340.3)

Policyholder dividend obligation, end of period	$217.4	$217.4	$267.8

6. Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Policy acquisition costs deferred	$118.6	$70.0	$283.7	$224.2
Costs amortized to expenses:
Recurring costs	(46.6)	(45.8)	(136.1)	(122.1)
Realized investment gains (losses)	(0.5)	1.1	(0.4)	3.9
Offsets to net unrealized investment gains or losses included in other comprehensive income	16.8	(50.9)	48.4	22.5

Change in deferred policy acquisition costs	88.3	(25.6)	195.6	128.5
Deferred policy acquisition costs, beginning of period	1,860.0	1,710.1	1,752.7	1,556.0

Deferred policy acquisition costs, end of period	$1,948.3	$1,684.5	$1,948.3	$1,684.5

7. Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill: ($ in millions)			Sept 30, 2007	Dec 31, 2006

Investment management contracts with definite lives			$305.1	$304.4
Accumulated amortization			(162.8)	(140.2)

Net investment management contracts with definite lives			142.3	164.2
Investment management contracts with indefinite lives			73.3	73.3

Intangible assets			$215.6	$237.5

Goodwill			$475.1	$471.1

Activity in Intangible Assets and Goodwill: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Intangible assets
Purchases	$0.3	$—	$0.7	$4.8
Amortization	(7.5)	(7.7)	(22.6)	(24.2)
Impairment	—	—	—	(32.5)
Purchase accounting adjustment	—	0.9	—	0.9

Change in intangible assets	(7.2)	(6.8)	(21.9)	(51.0)
Balance, beginning of period	222.8	251.7	237.5	295.9

Balance, end of period	$215.6	$244.9	$215.6	$244.9

Goodwill
Asset purchases	$—	$—	$4.0	$—

Change in goodwill	—	—	4.0	—
Balance, beginning of period	475.1	471.1	471.1	471.1

Balance, end of period	$475.1	$471.1	$475.1	$471.1

In the first quarter of 2006, we recorded a $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

8. Investing Activities

Debt and equity securities

See Note 11 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	September 30, 2007		December 31, 2006
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$643.3	$637.7	$702.4	$687.9
State and political subdivision	232.7	225.9	262.5	253.0
Foreign government	192.7	169.6	269.6	237.9
Corporate	7,063.3	7,115.8	7,230.1	7,162.9
Mortgage-backed	2,911.7	2,960.2	3,121.4	3,116.1
Other asset-backed	1,117.6	1,171.5	1,110.8	1,093.2

Available-for-sale debt securities	$12,161.3	$12,280.7	$12,696.8	$12,551.0

Amounts applicable to the closed block	$6,918.7	$6,926.7	$7,000.5	$6,858.2

Available-for-sale equity securities	$204.4	$166.7	$187.1	$156.0

Amounts applicable to the closed block	$135.7	$106.6	$120.5	$95.2

Unrealized Gains and Losses from General Account Securities:	September 30, 2007		December 31, 2006
	Gains	Losses	Gains	Losses
($ in millions)

U.S. government and agency	$14.6	$(9.0)	$21.1	$(6.6)
State and political subdivision	9.3	(2.5)	12.1	(2.6)
Foreign government	23.6	(0.5)	32.5	(0.8)
Corporate	116.9	(169.4)	168.7	(101.5)
Mortgage-backed	34.3	(82.8)	46.0	(40.7)
Other asset-backed	10.4	(64.3)	22.8	(5.2)

Debt securities gains (losses)	$209.1	$(328.5)	$303.2	$(157.4)

Debt securities net gains (losses)		$(119.4)	$145.8

Equity securities gains (losses)	$39.4	$(1.7)	$34.2	$(3.1)

Equity securities net gains	$37.7		$31.1

Aging of Temporarily Impaired	As of September 30, 2007
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities
U.S. government and agency	$53.5	$(2.2)	$182.6	$(6.8)	$236.1	$(9.0)
State and political subdivision	3.3	(0.1)	49.0	(2.4)	52.3	(2.5)
Foreign government	0.2	—	26.5	(0.5)	26.7	(0.5)
Corporate	1,579.1	(44.3)	2,708.7	(125.1)	4,287.8	(169.4)
Mortgage-backed	589.0	(27.9)	1,447.5	(54.9)	2,036.5	(82.8)
Other asset-backed	572.3	(49.3)	239.9	(15.0)	812.2	(64.3)

Debt securities	$2,797.4	$(123.8)	$4,654.2	$(204.7)	$7,451.6	$(328.5)
Equity securities	23.7	(1.7)	—	—	23.7	(1.7)

Total temporarily impaired securities	$2,821.1	$(125.5)	$4,654.2	$(204.7)	$7,475.3	$(330.2)

Amounts inside the closed block	$1,494.1	$(57.6)	$2,304.8	$(104.0)	$3,798.9	$(161.6)

Amounts outside the closed block	$1,327.0	$(67.9)	$2,349.4	$(100.7)	$3,676.4	$(168.6)

Amounts outside the closed block that are below investment grade	$111.7	$(6.4)	$176.7	$(19.0)	$288.4	$(25.4)

After offsets for deferred policy acquisition cost adjustment and taxes		$(26.8)		$(34.5)		$(61.3)

Number of securities		1,234		1,729		2,963

These securities are considered to be temporarily impaired at September 30, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $9.3 million at September 30, 2007 ($2.3 million after offsets for taxes and deferred policy acquisition costs), of which $7.4 million ($1.6 million after offsets for taxes and deferred policy acquisition costs) has been in an unrealized loss for greater than 12 months. However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $3.8 million at September 30, 2007 ($0.0 million after offsets for change in policy dividend obligation), of which $2.6 million ($0.0 million after offsets for change in policy dividend obligation) has been in an unrealized loss for greater than 12 months.

Aging of Temporarily Impaired	As of December 31, 2006
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
United States government and agency	$106.3	$(2.1)	$160.5	$(4.5)	$266.8	$(6.6)
State and political subdivision	2.5	(0.1)	61.2	(2.5)	63.7	(2.6)
Foreign government	8.7	(0.1)	36.2	(0.7)	44.9	(0.8)
Corporate	984.2	(14.7)	2,638.7	(86.8)	3,622.9	(101.5)
Mortgage-backed	504.9	(4.8)	1,503.4	(35.9)	2,008.3	(40.7)
Other asset-backed	166.6	(1.3)	268.9	(3.9)	435.5	(5.2)

Debt securities	1,773.2	(23.1)	$4,668.9	$(134.3)	$6,442.1	$(157.4)
Equity securities	32.7	(2.7)	1.2	(0.4)	33.9	(3.1)

Total temporarily impaired securities	$1,805.9	$(25.8)	$4,670.1	$(134.7)	$6,476.0	$(160.5)

Amounts inside the closed block	$888.7	$(14.8)	$2,050.6	$(64.2)	$2,939.3	$(79.0)

Amounts outside the closed block	$917.2	$(11.0)	$2,619.5	$(70.5)	$3,536.7	$(81.5)

Amounts outside the closed block that are below investment grade	$76.5	$(1.6)	$194.9	$(9.9)	$271.4	$(11.5)

After offsets for deferred policy acquisition cost adjustment and taxes		$(3.7)		$(21.5)		$(25.2)

Number of securities		1,016		1,892		2,908

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

Venture capital partnerships

Investment Activity in Venture Capital Partnerships: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Contributions	$14.7	$12.8	$46.0	$31.0
Equity in earnings of partnerships	7.9	1.4	22.0	0.4
Sale of partnership interests	—	(0.3)	—	(33.8)
Distributions	(10.1)	(6.5)	(20.1)	(14.7)

Change in venture capital partnerships	12.5	7.4	47.9	(17.1)
Venture capital partnership investments, beginning of period	152.2	120.6	116.8	145.1

Venture capital partnership investments, end of period	$164.7	$128.0	$164.7	$128.0

Net investment income

Sources of Net Investment Income: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Debt securities	$195.7	$199.2	$584.6	$593.3
Equity securities	0.9	1.4	5.4	3.2
Mortgage loans	0.3	1.6	1.4	4.8
Venture capital partnerships	7.9	1.4	22.0	0.4
Policy loans	45.5	43.6	133.4	126.2
Other investments	6.3	8.1	35.0	21.4
Other income	(0.5)	—	5.3	—
Cash and cash equivalents	4.3	4.3	13.9	12.1

Total investment income	260.4	259.6	801.0	761.4
Investment expenses	(3.2)	(2.7)	(10.3)	(6.7)

Net investment income, general account investments	257.2	256.9	790.7	754.7
Debt and equity securities pledged as collateral (Note 11)	3.9	4.9	12.1	14.6

Net investment income	$261.1	$261.8	$802.8	$769.3

Amounts applicable to the closed block	$140.7	$132.3	$431.3	$399.9

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses): ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Debt security impairments	$(3.8)	$(1.6)	$(18.4)	$(4.9)
Equity security impairments	(0.3)	—	(0.4)	—
Other investments impairments	(1.3)	—	(1.3)	—
Debt and equity securities pledged as collateral impairments	—	—	(0.8)	—

Impairment losses	(5.4)	(1.6)	(20.9)	(4.9)

Debt security transaction gains	7.2	7.3	20.2	51.2
Debt security transaction losses	(1.7)	(4.4)	(5.9)	(17.3)
Equity security transaction gains	3.4	2.3	8.7	8.5
Equity security transaction losses	(0.6)	(1.0)	(2.0)	(3.6)
Mortgage loan transaction gains	—	—	1.4	3.2
Venture capital transaction gains	—	0.4	—	4.2
Debt and equity securities pledged as collateral gains	0.5	0.1	2.3	0.2
Debt and equity securities pledged as collateral losses	—	—	(0.9)	(1.0)
Affiliate equity security transaction gains	—	—	13.7	10.4
Other investments transaction gains	0.5	0.2	8.5	2.8
Real estate transaction gains (losses)	—	(0.2)	1.4	—

Net transaction gains	9.3	4.7	47.4	58.6

Net realized investment gains	$3.9	$3.1	$26.5	$53.7

Debt security impairments for the three and nine months ended September 30, 2007 include impairment losses of $2.5 million and $14.8 million, respectively, related to second lien residential mortgage-backed securities. Of these losses, $1.1 million and $7.3 million relate to the closed block.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Debt securities	$(29.4)	$267.0	$(265.2)	$(161.2)
Equity securities	—	17.5	6.6	15.6
Debt and equity securities pledged as collateral	(1.5)	2.7	(5.6)	7.8

Net unrealized investment gains (losses)	$(30.9)	$287.2	$(264.2)	$(137.8)

Net unrealized investment gains (losses)	$(30.9)	$287.2	$(264.2)	$(137.8)

Applicable closed block policyholder dividend obligation	6.1	173.3	(146.5)	(104.6)
Applicable deferred policy acquisition costs (benefit)	(16.8)	50.9	(48.4)	(22.5)
Applicable deferred income taxes (benefit)	(6.5)	21.1	(22.3)	(6.5)

Offsets to net unrealized investment gains (losses)	(17.2)	245.3	(217.2)	(133.6)

Net unrealized investment gains (losses) included in other comprehensive income	$(13.7)	$41.9	$(47.0)	$(4.2)

9. Financing Activities

Indebtedness: ($ in millions)	September 30, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Promissory notes	$—	$—	$57.2	$60.9
7.15% surplus notes	174.0	186.0	174.0	189.6
6.675% senior unsecured bonds	153.7	153.9	153.7	155.5
7.45% senior unsecured bonds	300.0	291.4	300.0	300.4
Interest rate swap	—	—	0.5	0.5

Total indebtedness	$627.7	$631.3	$685.4	$706.9

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

We were in compliance with all covenants set forth in the amended facility at September 30, 2007.

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

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance, investment management and product fees. During the nine-month periods ended September 30, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

Many of our variable contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described in the footnotes to the table below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit, or GMDB, are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit, or GMIB, are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees: ($ in millions)	Sept 30, 2007	Dec 31, 2006

Debt securities	$738.2	$733.0
Equity funds	2,890.2	2,591.0
Other	106.3	92.2

Total	$3,734.7	$3,416.2

Changes in Guaranteed Liability Balances ($ in millions)	Nine Months Ended September 30, 2007
	Annuity GMDB(1)	Annuity GMIB

Liability balance as of January 1, 2007	$32.2	$3.7
Incurred	(0.9)	0.5
Paid	(1.7)	—

Liability balance as of September 30, 2007	$29.6	$4.2

Changes in Guaranteed Liability Balances: ($ in millions)	Year Ended December 31, 2006
	Annuity GMDB(1)	Annuity GMIB

Liability balance as of January 1, 2006	$32.7	$2.5
Incurred	1.9	1.2
Paid	(2.4)	—

Liability balance as of December 31, 2006	$32.2	$3.7

(1)	The reinsurance recoverable asset related to the GMDB was $19.3 million and $21.5 million as of September 30, 2007 and December 31, 2006, respectively.

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

As of September 30, 2007 and December 31, 2006, the embedded derivative for GMWB, GMAB and GPAF was immaterial. There were no benefit payments made for the GMWB or GMAB during the nine-month periods ended September 30, 2007 or during 2006. An immaterial amount of GPAF benefits have been paid through September 30, 2007 and during 2006.

As of September 30, 2007 and December 31, 2006, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. In 2006, we began hedging our GMAB exposure using equity options, equity futures and swaps. These investments are included in other investments on our balance sheet.

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

Additional Insurance Benefits: ($ in millions)	Account Value	Net Amount At Risk After Reinsurance	Average Attained Age of Annuitant

GMDB return of premium(1)	$1,451.8	$4.5	59
GMDB step up(2)	1,895.2	29.4	60
GMDB earnings enhancement benefit (EEB)(3)	80.5	—	59
GMDB greater of annual step up and roll up(4)	41.4	3.2	63

Total GMDB at September 30, 2007	$3,468.9	$37.1

GMIB	$723.9		59
GMAB	349.1		55
GMWB	125.0		63
GPAF	39.3		74

Total at September 30, 2007	$1,237.3

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
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

(4)

Greater of Annual Step Up and Annual Roll Up: The death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2007 and December 31, 2006, we held additional universal life benefit reserves of $27.2 million and $12.7 million, respectively.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we are deemed to hold interests in those entities. We serve as the investment advisor to ten collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities, including the two in the table below. These ten collateralized obligation trusts are investment trusts with aggregate assets of $4.9 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our investment management fee revenues related to our asset management affiliates’ advisory services. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the ten collateralized obligation trusts is $21.5 million at September 30, 2007 (none of which relates to trusts that are consolidated). Of that exposure, $20.5 million (none of which relates to trusts that are consolidated) relates to investment grade debt securities.

We consolidated two collateralized obligation trusts as of September 30, 2007 and December 31, 2006. As of September 30, 2007, our direct investment in these two consolidated collateralized obligation trusts was zero. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.4 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively, related to the consolidated collateralized obligation trusts.

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $225.4 million and $267.8 million at September 30, 2007 and December 31, 2006, respectively, and cash and accrued investment income of $16.6 million and $5.0 million at September 30, 2007 and December 31, 2006, respectively.

Fair Value and Cost of Debt and Equity Securities Pledged as Collateral:	September 30, 2007		December 31, 2006
	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$224.8	$214.6	$267.2	$251.4
Equity securities pledged as collateral	0.6	0.3	0.6	0.3

Total debt and equity securities pledged as collateral	$225.4	$214.9	$267.8	$251.7

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $306.3 million and $332.2 million at September 30, 2007 and December 31, 2006, respectively, and non-recourse derivative cash flow hedge liabilities of $9.2 million (notional amount of $219.7 million with a maturity of June 2009) and $11.8 million (notional amount of $222.9 million with a maturity of June 2009) at September 30, 2007 and December 31, 2006, respectively. There are no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at September 30, 2007 and December 31, 2006, respectively.

Gross and Net Unrealized Gains and Losses from Debt and Equity Securities Pledged as Collateral:	September 30, 2007		December 31, 2006
	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$31.1	$(20.9)	$35.4	$(19.6)
Equity securities pledged as collateral	0.4	(0.1)	0.4	(0.1)

Total	$31.5	$(21.0)	$35.8	$(19.7)

Net unrealized gains	$10.5		$16.1

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $20.9 million at September 30, 2007. Debt securities with a fair value less than 80% of the security’s amortized cost totaled $2.3 million at September 30, 2007. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at September 30, 2007.

We recognized no charge to earnings in the quarters ended September 30, 2007 and 2006 related to the other-than-temporary impairment of debt securities pledged as collateral.

The effect of the method of consolidation of the collateralized debt obligation trusts was to increase our net income by $0.6 million and decrease it by $0.8 million for the nine months ended September 30, 2007 and 2006, respectively, and to decrease our stockholders’ equity by $73.5 million and $71.2 million as of September 30, 2007 and December 31, 2006, respectively. The impact to net income and stockholders’ equity primarily relate to realized and unrealized investment and derivative cash flow gains and losses within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

We recognized $0.9 million and $1.1 million of derivative cash flow hedge ineffectiveness on these collateralized obligation trust for the nine months ended September 30, 2007 and 2006, respectively. These amounts were recorded as a decrease in realized investment gains.

12. Income Taxes

For the three and nine months ended September 30, 2007 and 2006, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not taxed	(12.6%)	(9.2%)	(6.3%)	(9.8%)
State income taxes, net of federal tax	0.3%	0.6%	0.8%	(0.6%)
Release of foreign tax credit valuation allowance	—%	—%	(3.8%)	—%
Recognition of foreign tax credit benefit	(2.4%)	—%	(2.8%)	—%
Other, net	(3.7%)	(2.2%)	(2.4%)	(2.2%)

Effective income tax rates applicable to continuing operations	16.6%	24.2%	20.5%	22.4%

Our effective income tax expense rate of 16.6% and 20.5% for the three and nine months ended September 30, 2007 varies from the expected annual effective tax rate applied to recurring items of 28.7% and 28.6%, respectively. This variance is primarily due to the effects of realized gain adjustments in the first quarter (see Note 17 to these interim financial statements). In the second quarter of 2007, we released a $5.8 million valuation allowance related to deferred tax assets and also recognized an additional federal tax credit benefit of $3.2 million. In the third quarter of 2007, we recognized a tax benefit of $2.7 million related to the refinement of prior year tax accruals to the tax return as filed. In addition, based upon a revenue ruling issued by the IRS during the three months ended September 30, 2007, we determined that it was appropriate to release $2.2 million of reserves under FIN 48. The estimated annual effective income tax rate applied to recurring income items for the three and nine months ended September 30, 2006 was 28.8% and 29.4%, respectively. Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Our federal income tax returns are routinely audited by the IRS. The current periods being audited by the IRS are the 2002 through 2005 tax years. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our liabilities as recorded on the balance sheet pursuant to FIN 48 are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

Based upon a revenue ruling issued by the IRS during the quarter ended September 30, 2007, we determined that it was appropriate to release $2.2 million of reserves for uncertain tax positions. See Note 2 to these financial statements for additional information regarding the implementation of FIN 48.

13. Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$2.0	$3.3	$9.3	$9.9
Interest cost	9.7	8.9	28.5	26.4
Expected return on plan assets	(10.3)	(8.7)	(30.2)	(26.1)
Net loss amortization	1.3	2.4	4.8	7.4
Prior service cost amortization	0.3	0.2	0.8	0.7

Pension benefit cost	$3.0	$6.1	$13.2	$18.3

Components of Other Postretirement Benefit Costs: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$0.4	$0.5	$1.2	$1.5
Interest cost	0.9	1.1	2.8	3.2
Net gain amortization	—	—	(0.1)	—
Prior service cost amortization	(0.4)	(0.4)	(1.2)	(1.2)

Other postretirement benefit cost	$0.9	$1.2	$2.7	$3.5

Savings plans

During the three months ended September 30, 2007 and 2006, we incurred costs of $1.5 million and $1.1 million, respectively, for contributions to our employer-sponsored savings plans. During the nine months ended September 30, 2007 and 2006, we incurred costs of $4.5 million and $3.9 million, respectively, for contributions to our employer-sponsored savings plans.

14. Share-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Compensation cost charged to income	$2.9	$1.4	$8.8	$2.9

Income tax benefit	$1.6	$0.5	$3.4	$1.0

We did not capitalize any cost of stock-based compensation during the three and nine month periods ended September 30, 2007 and 2006.

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

Stock Option Activity at Weighted-Average Exercise Price:	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Common Shares	Price	Common Shares	Price

Outstanding, beginning of period	4,657,689	$14.87	4,522,618	$14.85
Granted	25,000	13.45	506,500	14.07
Exercised	(13,667)	10.35	(153,443)	10.21
Forfeited	(750)	10.61	(28,537)	13.64
Expired/unexercised	(401,666)	16.20	(580,532)	16.17

Outstanding, end of period	4,266,606	$14.76	4,266,606	$14.76

Options granted during the three and nine months ended September 30, 2007 had a weighted-average fair value of $5.96 and $5.80, respectively.

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $0.1 million and $1.5 million, respectively.

As of September 30, 2007, 3.3 million of outstanding stock options were exercisable, with a weighted-average exercise price of $15.02.

As of September 30, 2007, there was $3.9 million of total unrecognized compensation cost related to unvested stock option grants.

Restricted stock units (RSUs)

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,766,255	$11.39	1,432,454	$10.73
Awarded	51,292	14.17	883,945	13.42
Converted to common shares/applied to taxes	(137,451)	8.28	(620,955)	11.77
Canceled	(300)	13.80	(15,648)	14.55

Outstanding, end of period	1,679,796	$11.73	1,679,796	$11.73

The intrinsic value of RSUs converted during the three and nine months ended September 30, 2007 was $2.1 million and $7.8 million, respectively.

As of September 30, 2007, there was $5.4 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 3.8 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans.

15. Earnings Per Share

Shares Used in Calculation of Basic and Diluted Earnings per Share: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding	114,196	113,628	114,040	110,013

Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,388	2,129	1,453	2,666
Stock options	168	235	174	274

Dilutive potential common shares	1,556	2,364	1,627	2,940

Weighted-average common shares outstanding and dilutive potential common shares	115,752	115,992	115,667	112,953

Stock options excluded from calculation due to anti-dilutive exercise prices:
(i.e., in excess of average common share market prices)
Stock options	3,148	3,566	2,765	3,296

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

For example, during 2004 and 2003, the New York State Insurance Department conducted its routine quinquennial financial and market conduct examination of Phoenix Life and its New York domiciled life insurance subsidiary and the SEC conducted examinations of certain Phoenix Life variable products and certain Phoenix Life affiliated investment advisers and mutual funds. The New York State Insurance Department’s report, for the five-year period ending December 31, 2002, cited no material violations. In October 2007, the New York State Insurance Department commenced the on-site portion of its routine quinquennial financial and market conduct exam of Phoenix Life and its New York domiciled life insurance subsidiary for the five year period ending December 31, 2007. In 2004, the NASD also commenced examinations of two Phoenix broker-dealers; the examinations were closed in April 2005 and November 2004, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of September 30, 2007 as compared to December 31, 2006; our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

Executive Overview and Outlook

Business and Key Indicators of Financial Condition and Operating Performance

Key drivers for continued growth in Life include:

•	significant underwriting expertise, particularly for large life policies;

•	a complete and competitive product portfolio that includes innovative new products; and

•	strong partnering capabilities and expanded distribution relationships that include State Farm and new brokerage general agency relationships.

Key drivers for growth in Annuities include:

•	a complete and competitive product portfolio with several recent introductions; and

•	strong partnerships with key distribution relationships such as State Farm Automobile Insurance Company, or State Farm, and National Life Group.

Key drivers for growth in Asset Management include:

•	excellent performance records in several proprietary strategies that can be leveraged through sales of mutual funds, managed accounts and institutional products; and
•	meaningful partnering capabilities as well as expanding distribution relationships in the retail channel.

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Overview” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2006 Annual Report on Form 10-K.

Analysis of Consolidated Results of Operations and Outlook

Our quarterly and year-to-date results reflect the growth of our inforce business and funds on deposit over the last several years. Consolidated net income for the quarter was $35.6 million, or $0.31 per diluted share. This was only slightly higher than our results during the third quarter of 2006 primarily due to the net effect of several factors in our Life and Annuity Segment. Our year-to-date consolidated net income was $119.4 million, or $1.03 per diluted share, up 115% from the comparable prior year period.

Total life sales in the third quarter of 2007, excluding private placements, of $116.3 million represented a $39.1 million increase over the second quarter of 2007 and a $47.7 million increase over the third quarter of 2006. Total sales of life insurance products were 11% higher year-to-date in 2007 than during the same period in 2006. The improvement of our life sales is largely attributable to successful relationships with our brokerage general agencies. Current assumption universal life continues to account for the largest percentage of life sales, although we continue to see growth in our other products. We are focused on achieving further sales diversification by product. Later this year, we expect to launch an updated variable universal life product. This product is in addition to our equity indexed annuity, indexed universal life, and second-to-die universal life products, which we began selling during 2007.

Total annuity deposits, excluding discontinued products and private placements, increased 38% and 46% for the three and nine month periods ended September 30, 2007 from the respective prior year periods. We had net outflows of $11.5 million during the quarter, down from net inflows of $9.1 million in the prior quarter, but improved from $75.0 million of negative net flows in the comparable prior year period. Year-to-date net outflows of $30.1 million improved from net outflows of $236.8 million in the prior year. The year-to-date improvement reflected more sales from several of our large distribution partners, including National Life Group, which began selling our products in February 2007.

Our results in the Life and Annuity segment for the third quarter of 2007 were negatively affected by higher than expected claim experience on our universal life products. Fluctuations in mortality experience are inherent in our business as evidenced by our universal life mortality experience for each of the first two quarters of 2007 which was better than expected. Our variable universal life mortality experience was better than expected for both the third quarter and year-to-date September 30, 2007. For the year-to-date period, our overall mortality experience was favorable compared to the prior year and to our current year expectations.

Assets under management at September 30, 2007 were $46.5 billion, up slightly over the prior quarter primarily due to deposits to money market funds as investors sought safety from market volatility. Asset Management had negative net flows of $829.6 million in the third quarter of 2007 compared with net positive flows of $450.7 million in the comparable prior year period, and positive overall net flows of $364.8 million year-to-date compared with net negative flows of $3,896.4 million in the comparable prior year period. The current quarter’s negative flows resulted primarily from the absence of new structured products due to uncertainty in the credit market. This market environment is expected to continue for the fourth quarter. Excluding structured products, inflows were relatively flat as compared to the third quarter of 2006. However, outflows declined to their lowest levels since the third quarter of 2003. The positive year-to-date flows were driven by higher mutual fund sales, lower redemptions and the issuance of new structured products in the first half of 2007.

Analysis of Consolidated Financial Condition

Stockholders’ equity increased in the third quarter of 2007 by $33.2 million to $2,306.4 million at September 30, 2007 primarily due to net income of $35.6 million during the quarter. Total assets increased $110.9 million to $29,645.4 million at September 30, 2007, primarily due to higher deferred policy acquisition costs related to product sales and higher separate account assets related to both new deposits and market performance. These increases in separate account assets were partially offset by lower fair values of debt securities, driven by widening credit spreads.

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

See our 2006 Annual Report on Form 10-K for a discussion of those critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated Financial Data: ($ in millions)	Three Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$197.5	$212.1	$(14.6)	(7%)
Insurance, investment management and product fees	164.5	144.6	19.9	14%
Mutual fund ancillary fees and other revenue	17.0	16.2	0.8	5%
Net investment income	261.1	261.8	(0.7)	—%
Net realized investment gains (losses)	3.9	3.1	0.8	26%

Total revenues	644.0	637.8	6.2	1%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	330.8	333.3	(2.5)	(1%)
Policyholder dividends	98.1	88.0	10.1	11%
Policy acquisition cost amortization	47.1	44.7	2.4	5%
Intangible asset amortization	7.5	7.7	(0.2)	(3%)
Interest expense on indebtedness	11.5	12.1	(0.6)	(5%)
Interest expense on non-recourse collateralized obligations	3.9	4.8	(0.9)	(19%)
Other operating expenses	102.4	101.7	0.7	1%

Total benefits and expenses	601.3	592.3	9.0	2%

Income before income taxes and minority interest	42.7	45.5	(2.8)	(6%)
Applicable income tax expense	(7.1)	(11.0)	3.9	35%

Income before minority interest	35.6	34.5	1.1	3%
Minority interest in net income of consolidated subsidiaries	—	(0.2)	0.2	100%

Net income	$35.6	$34.3	$1.3	4%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net income increased slightly, primarily as a result of higher insurance, investment management and product fees and lower taxes.

Insurance, investment management and product fees increased due to an increase in both asset-based fees and cost of insurance charges on universal life balances. Higher levels of assets and funds on deposit, driven both by product sales and market performance, contributed to the increase in asset-based fees. The higher cost of insurance charges resulted from growth in the inforce block of business.

Offsetting these increases were decreases in premiums primarily due to lower participating life insurance premiums, as we no longer sell this product.

Total benefits and expenses increased due to increased policyholder dividends and the underlying policyholder dividend obligations, respectively. The aging and favorable persistency of the block increases the basis on which dividends are calculated.

Income taxes decreased for the quarter due to the release of a reserve for uncertain tax benefits, a tax return true up and utilization of foreign tax credits.

Summary Consolidated Financial Data: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$585.3	$627.3	$(42.0)	(7%)
Insurance, investment management and product fees	471.0	416.7	54.3	13%
Mutual fund ancillary fees and other revenue	50.9	40.6	10.3	25%
Net investment income	802.8	769.3	33.5	4%
Net realized investment gains	26.5	53.7	(27.2)	(51%)

Total revenues	1,936.5	1,907.6	28.9	2%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	964.6	1,000.5	(35.9)	(4%)
Policyholder dividends	292.2	289.9	2.3	1%
Policy acquisition cost amortization	136.5	118.2	18.3	15%
Intangible asset amortization	22.6	24.2	(1.6)	(7%)
Intangible asset impairment	—	32.5	(32.5)	(100%)
Interest expense on indebtedness	32.6	36.8	(4.2)	(11%)
Interest expense on non-recourse collateralized obligations	12.0	14.3	(2.3)	(16%)
Other operating expenses	325.1	319.0	6.1	2%

Total benefits and expenses	1,785.6	1,835.4	(49.8)	(3%)

Income before income taxes and minority interest	150.9	72.2	78.7	109%
Applicable income tax expense	(30.9)	(16.2)	(14.7)	(91%)

Income before minority interest	120.0	56.0	64.0	114%
Minority interest in net income of consolidated subsidiaries	(0.6)	(0.4)	(0.2)	(50%)

Net income	$119.4	$55.6	$63.8	115%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Net income increased significantly, primarily as a result of higher insurance, investment management and product fees as well as higher mutual fund ancillary fees and other revenue, net investment income, lower policy benefits and expenses and an intangible asset impairment in the first quarter of 2006 that did not recur. Partially offsetting this increase was higher amortization of policy acquisition costs, lower net realized investment gains and higher income tax expense.

Total revenues increased due to the following:

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

•	Mutual fund ancillary fees and other revenue increased primarily due to an increase in average assets under management as compared to the prior year period.
•

Net investment income increased primarily due to higher income from venture capital investments, other invested assets and policy loans. Venture capital and other invested assets benefited from significant distributions in 2007. Income related to policy loans increased due to higher loan balances outstanding.

Partially offsetting these increases were the following:

•	Premiums decreased primarily due to lower participating life insurance premiums, as we no longer sell this product.
•	Net realized investment gains decreased primarily due to an impairment of second lien residential mortgage-backed securities and lower net transaction gains.

Total benefits and expenses decreased due to the following:

•	Policy benefits excluding policyholder dividends decreased from the prior year primarily due to lower closed block surrenders.
•

In the first quarter of 2006, we recorded a $32.5 million impairment charge on identified intangible assets related to certain investment management contracts. We did not have an impairment charge in 2007.

Offsetting these decreases was an increase in policy acquisition cost amortization due to higher insurance margins on our growing universal life inforce block of business.

Income taxes increased due to higher pre-tax earnings in 2007, partially offset by the tax benefits associated with foreign income tax credits, the release of a reserve for uncertain tax benefits and a tax return true up.

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

Results of Operations by Segment as Reconciled to Consolidated Net Income: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Life and annuity segment	$49.7	$57.2	$163.3	$138.1
Asset management segment	2.6	6.6	5.5	(26.7)
Corporate and other:
Interest expense on indebtedness	(11.5)	(12.1)	(32.6)	(36.8)
Other	0.1	(2.2)	(2.4)	(8.8)
Applicable income tax expense	(6.7)	(11.8)	(27.1)	(13.9)
Realized investment gains (losses), net of income taxes and other offsets	1.4	(1.9)	12.7	11.5

Other costs, net of income taxes	—	(1.5)	—	(7.8)

Net income	$35.6	$34.3	$119.4	$55.6

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

Life and Annuity Segment

Summary Life and Annuity Financial Data: ($ in millions)	Three Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Results of operations
Premiums	$197.5	$212.1	$(14.6)	(7%)
Insurance, investment management and product fees	127.9	102.8	25.1	24%
Net investment income	249.4	248.3	1.1	—%

Total segment revenues	574.8	563.2	11.6	2%

Policy benefits, including policyholder dividends	426.2	412.8	13.4	3%
Policy acquisition cost amortization	46.6	45.8	0.8	2%
Other operating expenses	52.3	47.4	4.9	10%

Total segment benefits and expenses	525.1	506.0	19.1	4%

Operating income before income taxes	49.7	57.2	(7.5)	(13%)
Allocated income tax expense	(11.6)	(15.2)	3.6	24%

Operating income	38.1	42.0	(3.9)	(9%)
Realized investment gains (losses), net of income taxes and other offsets	2.5	2.5	—	— %

Net income	$40.6	$44.5	$(3.9)	(9%)

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Life and Annuity net income and operating income decreased primarily as a result of higher policy benefits related to higher mortality and higher operating expenses, offset by an increase in insurance, investment management and product fees.

Total revenues increased primarily due to significantly higher insurance, investment management and product fees resulting from higher universal life fees, primarily cost of insurance fees. The increase in these fees is due to higher sales and growth of inforce business resulting from our expanded distribution.

Partially offsetting this increase was a decrease in premiums due to the fact that we no longer sell participating life policies, resulting in a decline in renewal of participating life premiums.

Total segment benefits and expenses increased primarily due to the following:

•	Policy benefits, including policyholder dividends, increased significantly due to unfavorable mortality.
•

Other operating expenses, which included non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses due to increased maintenance of our systems.

Summary Life and Annuity Financial Data: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Results of operations
Premiums	$585.3	$627.3	$(42.0)	(7%)
Insurance, investment management and product fees	360.9	301.3	59.6	20%
Net investment income	765.1	732.8	32.3	4%

Total segment revenues	1,711.3	1,661.4	49.9	3%

Policy benefits, including policyholder dividends	1,245.2	1,245.3	(0.1)	—%
Policy acquisition cost amortization	136.1	122.1	14.0	11%
Other operating expenses	166.7	155.9	10.8	7%

Total segment benefits and expenses	1,548.0	1,523.3	24.7	2%

Operating income before income taxes	163.3	138.1	25.2	18%
Allocated income tax expense	(47.9)	(40.2)	(7.7)	(19%)

Operating income	115.4	97.9	17.5	18%
Realized investment gains (losses), net of income taxes and other offsets	3.5	(1.2)	4.7	392%

Net income	$118.9	$96.7	$22.2	23%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Life and Annuity net income and operating income increased primarily as a result of an increase in insurance, investment management and product fees, higher net investment income and higher realized investment gains, offset by an increase in policy acquisition cost amortization and other operating expenses.

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

Partially offsetting these increases was a decrease in premiums due to the fact that we no longer sell participating life policies, resulting in a decline in renewal of participating life premiums.

Total segment benefits and expenses increased primarily due to the following:

•

Policy acquisition cost amortization increased due to higher universal life margins, offset by lower annuity amortization. The decreased annuity amortization was due to favorable market performance and the effects of a 2006 unlocking of the assumptions we use to project expected gross profits in the amortization schedules.

•

Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses due to increased maintenance of our systems.

Funds on Deposit

Annuity Funds on Deposit: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Deposits	$188.8	$136.7	$682.2	$380.1
Performance	151.6	206.7	693.7	606.8
Fees	(17.0)	(16.0)	(52.4)	(48.0)
Benefits and surrenders	(340.2)	(327.5)	(937.7)	(1,421.1)

Change in funds on deposit	(16.8)	(0.1)	385.8	(482.2)
Funds on deposit, beginning of period	9,080.2	7,556.0	8,677.6	8,038.1

Annuity funds on deposit, end of period	$9,063.4	$7,555.9	$9,063.4	$7,555.9

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

For the three months ended September 30, 2007 as compared to the prior quarter period, annuity funds on deposit decreased due to lower performance and higher benefits and surrenders, partially offset by higher sales.

For the nine months ended September 30, 2007 as compared to the prior year period, annuity funds on deposit significantly increased primarily due to higher sales, higher performance from favorable equity markets and lower benefits and surrenders. We significantly increased sales due to our targeted partnership approach to distribution and a broader product offering.

Variable Universal Life Funds on Deposit: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Deposits	$40.3	$36.5	$139.8	$135.3
Performance and interest credited	25.9	61.0	196.7	146.0
Fees and cost of insurance	(26.4)	(26.0)	(82.3)	(79.0)
Benefits and surrenders	(38.0)	(23.1)	(103.1)	(95.9)

Change in funds on deposit	1.8	48.4	151.1	106.4
Funds on deposit, beginning of period	2,462.2	2,157.8	2,312.9	2,099.8

Variable universal life funds on deposit, end of period	$2,464.0	$2,206.2	$2,464.0	$2,206.2

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

For the three months ended September 30, 2007 as compared to the prior year quarter, the change in variable universal life funds on deposit decreased primarily due to lower performance and higher benefits and surrenders.

For the nine months ended September 30, 2007 as compared to the prior year period, variable universal life funds on deposit increased primarily due to an increase in performance from favorable equity markets, offset by higher benefits and surrenders.

Universal Life Funds on Deposit: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Deposits	$146.4	$88.7	$338.9	$297.9
Interest credited	21.3	19.9	63.3	59.1
Fees and cost of insurance	(78.5)	(54.6)	(211.2)	(159.0)
Benefits and surrenders	(20.9)	(27.5)	(74.6)	(83.5)

Change in funds on deposit	68.3	26.5	116.4	114.5
Funds on deposit, beginning of period	1,952.2	1,822.1	1,904.1	1,734.1

Universal life funds on deposit, end of period	$2,020.5	$1,848.6	$2,020.5	$1,848.6

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

For the three and nine months ended September 30, 2007 and 2006, universal life funds on deposit increased primarily due to continued sales growth, partially offset by an increase in fees and cost of insurance.

Life and Annuity Segment Revenues by Product: ($ in millions)	Three Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Variable universal life insurance	$32.4	$31.2	$1.2	4%
Universal life insurance	107.9	84.9	23.0	27%
Other life insurance	2.0	1.7	0.3	18%

Total core life insurance	142.3	117.8	24.5	21%
Traditional life insurance	387.7	396.7	(9.0)	(2%)

Total life insurance	530.0	514.5	15.5	3%
Annuities	44.8	48.7	(3.9)	(8%)

Segment revenues	$574.8	$563.2	$11.6	2%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Variable universal life insurance revenue increased slightly primarily from higher asset based fees resulting from growing funds and higher cost of insurance charges due to a larger block of inforce business.

Universal life insurance revenue increased significantly primarily due to higher fees and cost of insurance charges from the growth of in-force business and increased investment earnings from higher funds on deposit.

Traditional life insurance revenues decreased primarily due to lower premiums because we no longer sell participating life policies, resulting in a decline in renewal of participating life premiums. Partially offsetting this was higher net investment income.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products, partially offset by an increase in separate account based fees due to higher asset balances.

Life and Annuity Segment Revenues by Product: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Variable universal life insurance	$97.3	$92.3	$5.0	5%
Universal life insurance	299.9	242.2	57.7	24%
Other life insurance	5.0	5.1	(0.1)	(2%)

Total core life insurance	402.2	339.6	62.6	18%
Traditional life insurance	1,171.9	1,166.7	5.2	—%

Total life insurance	1,574.1	1,506.3	67.8	5%
Annuities	137.2	155.1	(17.9)	(12%)

Segment revenues	$1,711.3	$1,661.4	$49.9	3%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Variable universal life insurance revenue increased primarily from higher asset based fees resulting from growing funds and higher cost of insurance charges.

Universal life insurance revenue increased significantly primarily due to higher fees and cost of insurance charges from the growth of in-force business and increased investment earnings from higher funds on deposit.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products, offset by an increase in separate account based fees due to higher asset balances.

Composition of Life and Annuity Operating Income before Income Taxes by Product: ($ in millions)	Three Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Variable universal life insurance	$11.9	$11.0	$0.9	8%
Universal life insurance	10.3	17.1	(6.8)	(40%)
Other life insurance	0.1	0.6	(0.5)	(83%)

Total core life insurance	22.3	28.7	(6.4)	(22%)
Traditional life insurance	22.3	22.5	(0.2)	(1%)

Total life insurance	44.6	51.2	(6.6)	(13%)
Annuities	5.1	6.0	(0.9)	(15%)

Operating income before income taxes	$49.7	$57.2	$(7.5)	(13%)

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Variable universal life pre-tax operating income increased slightly due to lower death benefits, higher cost of insurance charges and improving asset based fees. This increase was partially offset by increased amortization resulting from higher insurance margins.

Universal life pre-tax operating income decreased primarily due to higher death benefits, partially offset by higher fees and cost of insurance charges. The growing inforce block contributed to the growth of cost of insurance charges.

Annuity pre-tax operating income decreased slightly due to lower interest earned, a slight increase in living benefit reserves and deferred acquisition cost amortization, partially offset by higher fees and lower interest credited due to lower general account funds.

Composition of Life and Annuity Operating Income before Income Taxes by Product: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Variable universal life insurance	$31.7	$28.7	$3.0	10%
Universal life insurance	45.5	36.4	9.1	25%
Other life insurance	1.0	1.9	(0.9)	(47%)

Total core life insurance	78.2	67.0	11.2	17%
Traditional life insurance	67.9	58.9	9.0	15%

Total life insurance	146.1	125.9	20.2	16%
Annuities	17.2	12.2	5.0	41%

Operating income before income taxes	$163.3	$138.1	$25.2	18%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Variable universal life pre-tax operating income increased due to an increase in cost of insurance charges, increased asset based fees from favorable equity market performance and lower death benefits. This increase was partially offset by increased amortization resulting from higher insurance margins.

Universal life pre-tax operating income increased primarily due to higher cost of insurance charges and higher net investment income, partially offset by an increase in death benefits, an increase in deferred policy acquisition cost amortization resulting from higher insurance margins and an increase in expenses, including premium taxes and renewal commissions, resulting from higher sales.

Traditional life pre-tax operating income increased primarily due to higher investment income and lower policy benefits.

Annuity pre-tax operating income increased primarily due to increased asset based fees from separate accounts and lower amortization of deferred policy acquisition costs. Deferred policy acquisition cost amortization declined due to higher investment performance, lower surrenders and from the effects of the unlocking that occurred in the fourth quarter of 2006.

Asset Management Segment

Summary Asset Management Financial Data: ($ in millions)	Three Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Results of operations
Investment management fees	$36.9	$42.0	$(5.1)	(12%)
Mutual fund ancillary fees and other revenue	17.0	16.2	0.8	5%
Net investment income	0.3	0.3	—	—%

Total segment revenues	54.2	58.5	(4.3)	(7%)

Intangible asset amortization	7.5	7.7	(0.2)	(3%)
Other operating expenses	44.1	44.2	(0.1)	—%

Total segment expenses	51.6	51.9	(0.3)	(1%)

Operating income before income taxes	2.6	6.6	(4.0)	(61%)
Allocated income tax expense	(1.2)	(2.3)	1.1	48%

Operating income	1.4	4.3	(2.9)	(67%)
Other costs, net of income taxes	—	(1.4)	1.4	100%
Realized investment gains (losses), net of income taxes	(0.2)	0.2	(0.4)	(200%)

Net income	$1.2	$3.1	$(1.9)	(61%)

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Asset Management net income and operating income decreased primarily because in 2006 we recorded additional investment management fees associated with the termination of an institutional account. The decrease in net income was partially offset by certain lease related charges associated with the restructuring of the asset management business in 2006 that did not recur.

Total revenues decreased primarily due to the following:

•

Investment management fees decreased because in 2006 we recorded $5.2 million of additional investment income associated with the termination of an institutional account. Otherwise, investment management fees were essentially unchanged, as higher fees for mutual funds and structured products due to net inflows and higher assets under management were offset by lower fees for managed accounts and institutional due to net outflows and lower assets under management.

•	This decrease was partially offset by an increase in mutual fund ancillary fees and other revenue primarily due to increased sales and assets under management.

Total segment expenses decreased slightly due to lower other operating expenses resulting from lower employment expenses. This was caused by lower incentive compensation and lower staffing levels. Partially offsetting this decrease was higher distribution and administration expenses relating to significantly higher mutual fund sales and assets under management.

There were no other costs, net of income taxes, because the lease related charges associated with the restructuring of the asset management business in 2006 did not recur.

Summary Asset Management Financial Data: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Results of operations
Investment management fees	$110.9	$116.0	$(5.1)	(4%)
Mutual fund ancillary fees and other revenue	50.9	40.6	10.3	25%
Net investment income	1.1	1.0	0.1	10%

Total segment revenues	162.9	157.6	5.3	3%

Intangible asset amortization	22.6	24.2	(1.6)	(7%)
Intangible asset impairment	—	32.5	(32.5)	(100%)
Other operating expenses	134.8	127.6	7.2	6%

Total segment expenses	157.4	184.3	(26.9)	(15%)

Operating income (loss) before income taxes	5.5	(26.7)	32.2	121%
Allocated income tax (expense) benefit	(3.1)	10.5	(13.6)	(130%)

Operating income (loss)	2.4	(16.2)	18.6	115%
Other costs, net of income taxes	—	(7.2)	7.2	100%
Realized investment gains, net of income taxes	0.1	0.4	(0.3)	(75%)

Net income (loss)	$2.5	$(23.0)	$25.5	111%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

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

Total revenues increased primarily due to increased mutual fund ancillary fees and other revenue resulting from higher sales and assets under management, particularly the addition of the Insight Funds in May 2006.

Partially offsetting this increase was a decrease in investment management fees primarily because, in the third quarter of 2006, we recorded $5.2 million of additional fees associated with the termination of an institutional account. Otherwise, investment management fees were essentially unchanged, as higher fees for mutual funds and structured products due to net inflows and higher assets under management were offset by lower fees for managed accounts and institutional due to net outflows and lower assets under management.

Total segment expenses decreased primarily due to the first quarter of 2006 $32.5 million pre-tax impairment on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

Partially offsetting this decrease was an increase in other operating expenses primarily due to higher distribution and administration expenses relating to significantly higher mutual fund sales and assets under management.

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

Our investment management fees are based on assets under management. Approximately 36% of our investment product fees are based on beginning of quarter assets under management while the remaining 64% are based on average daily closing asset values. End of period and average assets (based on how fees are calculated) under management follow:

Assets Under Management: ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
End of period
Money market mutual funds	$7,490.8	$5,638.4	$7,490.8	$5,638.4
All other mutual funds	16,795.8	15,475.6	16,795.8	15,475.6
Managed accounts	6,019.3	6,774.4	6,019.3	6,774.4
Institutional	11,247.7	12,250.5	11,247.7	12,250.5
Structured finance products	4,915.0	3,726.8	4,915.0	3,726.8

Total	$46,468.6	$43,865.7	$46,468.6	$43,865.7

Average (based on how fees are calculated)
Money market mutual funds	$6,676.1	$6,432.0	$5,949.8	$3,792.0
All other mutual funds	16,886.6	15,422.7	16,744.8	13,532.9
Managed accounts	6,138.7	7,357.6	6,502.9	8,472.8
Institutional	11,477.9	12,179.3	11,918.5	12,773.2
Structured finance products	5,735.1	2,411.6	5,482.6	2,356.9

Total	$46,914.4	$43,803.2	$46,598.6	$40,927.8

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Assets under management increased $2,602.9 million since September 30, 2006 primarily due to strong mutual fund sales, positive net flows into money market mutual funds and the issuance of six new structured products, partially offset by redemptions in managed accounts and institutional. Total net flows for the three and nine months ended September 30, 2007 were negative $829.6 million and positive $364.8 million respectively, which were $1,280.4 million lower and $4,261.2 million higher than the comparable periods in 2006.

Corporate and Other

Summary Corporate and Other Financial Data: ($ in millions)	Three Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Results of operations
Corporate investment income	$1.8	$2.6	$(0.8)	(31%)
Investment income from collateralized obligations	4.0	4.9	(0.9)	(18%)
Interest expense on indebtedness	(11.5)	(12.1)	0.6	5%
Interest expense on non-recourse collateralized obligations	(3.9)	(4.8)	0.9	19%
Corporate expenses	(1.9)	(4.2)	2.3	55%
Other	0.1	(0.7)	0.8	114%

Operating loss before income taxes	(11.4)	(14.3)	2.9	20%
Allocated income tax benefit	6.2	5.6	0.6	11%

Operating loss	(5.2)	(8.7)	3.5	40%
Realized investment losses, net of income taxes and other offsets	(1.0)	(4.7)	3.7	79%

Net loss	$(6.2)	$(13.4)	$7.2	54%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Corporate and Other net loss decreased primarily as a result of lower deferred compensation expense resulting from a decrease in the fair value of plan liabilities and lower realized losses.

Summary Corporate and Other Financial Data: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Results of operations
Corporate investment income	$4.8	$4.3	$0.5	12%
Investment income from collateralized obligations	12.2	14.6	(2.4)	(16%)
Interest expense on indebtedness	(32.6)	(36.8)	4.2	11%
Interest expense on non-recourse collateralized obligations	(12.0)	(14.3)	2.3	16%
Corporate expenses	(10.3)	(12.9)	2.6	20%
Other	2.9	(0.5)	3.4	680%

Operating loss before income taxes	(35.0)	(45.6)	10.6	23%
Allocated income tax benefit	24.0	15.7	8.3	53%

Operating loss	(11.0)	(29.9)	18.9	63%
Realized investment gains, net of income taxes and other offsets	9.0	12.2	(3.2)	(26%)
Other costs, net of income taxes	—	(0.5)	0.5	100%

Net loss	$(2.0)	$(18.2)	$16.2	89%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Corporate and Other net loss decreased primarily as a result of an increased allocated income tax benefit driven by the utilization of foreign tax credits. In addition, lower interest expense from the paydown of debt contributed to the lower net loss as well as a favorable $2.0 million pre-tax adjustment related to an overaccrual of interest in prior periods. See Note 17 to our consolidated financial statements in this Form 10-Q for additional information on this adjustment.

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

See our 2006 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk at September 30, 2007 in comparison to December 31, 2006.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2007, our general account held debt securities with a carrying value of $12,161.3 million, representing 79.5% of total general account investments. Public debt securities represented 73.9% of total debt securities, with the remaining 26.1% represented by private debt securities.

On our consolidated balance sheet we consolidate debt and equity securities that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:

($ in millions)

SVO Rating	S&P Equivalent Designation	Total Debt Securities		Public Debt Securities		Private Debt Securities
		Sept 30, 2007	Dec 31, 2006	Sept 30, 2007	Dec 31, 2006	Sept 30, 2007	Dec 31, 2006

1	AAA/AA/A	$7,552.2	$7,897.2	$6,010.0	$6,214.1	$1,542.2	$1,683.1
2	BBB	3,668.5	3,743.7	2,210.6	2,345.4	1,457.9	1,398.3

	Total investment grade	11,220.7	11,640.9	8,220.6	8,559.5	3,000.1	3,081.4
3	BB	656.0	765.7	549.2	665.7	106.8	100.0
4	B	222.5	221.4	177.0	175.2	45.5	46.2
5	CCC and lower	52.8	53.2	30.9	38.7	21.9	14.5
6	In or near default	9.3	15.6	7.7	10.1	1.6	5.5

	Total debt securities	$12,161.3	$12,696.8	$8,985.4	$9,449.2	$3,175.9	$3,247.6

Debt Securities by Type: ($ in millions)	As of September 30, 2007
	Fair Value	Cost	Unrealized Gains (Losses)
			Gross Gains	Gross Losses	Net Gains

U.S. government and agency	$643.3	$637.7	$14.6	$(9.0)	$5.6
State and political subdivision	232.7	225.9	9.3	(2.5)	6.8
Foreign government	192.7	169.6	23.6	(0.5)	23.1
Corporate	7,063.3	7,115.8	116.9	(169.4)	(52.5)
Mortgage-backed	2,911.7	2,960.2	34.3	(82.8)	(48.5)
Other asset-backed	1,117.6	1,171.5	10.4	(64.3)	(53.9)

Total debt securities	$12,161.3	$12,280.7	$209.1	$(328.5)	$(119.4)

Debt securities outside closed block:
Unrealized gains	$1,569.8	$1,512.9	$56.9	$—	$56.9
Unrealized losses	3,672.8	3,841.1	—	(168.3)	(168.3)

Total outside the closed block	5,242.6	5,354.0	56.9	(168.3)	(111.4)

Debt securities in closed block:
Unrealized gains	3,139.9	2,987.7	152.2	—	152.2
Unrealized losses	3,778.8	3,939.0	—	(160.2)	(160.2)

Total in the closed block	6,918.7	6,926.7	152.2	(160.2)	(8.0)

Total debt securities	$12,161.3	$12,280.7	$209.1	$(328.5)	$(119.4)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2007 in our debt securities portfolio are banking (7.1%), diversified financial services (4.1%), electrical utilities (3.6%), insurance (3.3%) and oil (2.1%).

Residential Mortgage-Backed Securities

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

We invest directly in residential mortgage-backed securities through our general account. To the extent these assets deteriorate in credit quality and decline in value, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal. We also invest indirectly in residential mortgage-backed securities through our issuance of collateralized debt obligations. The weakness in the residential mortgage-backed market has affected the current credit environment, which may impair our ability to issue new structured products and consequently to earn future management fees from such structured products.

Most of our residential mortgage-backed securities portfolio is highly rated. As of September 30, 2007, over 90% of the total residential portfolio was rated AAA or AA. We have $271.6 million of sub-prime exposure, which represents less than 2% of our general account. Substantially all of our sub-prime exposure is investment grade, and 94% is AAA rated, with another 3% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the deal’s trustee and analyzed for performance trends. A security specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Our exposure to sub-prime mortgages originated after 2005 is less than 1% of our general account, with 98% of those securities rated AAA. We own only one CDO that contains sub-prime mortgages, where our potential exposure is $17.5 million, with the majority of the collateral rated investment grade.

Residential Mortgage-Backed Securities
(Market Value):	As of September 30, 2007
($ in millions)	Market Value	% General Account	AAA	AA	A	BBB	BB and Below	% Closed Block
Agency	$791.3	5.1%	100.0%	0.0%	0.0%	0.0%	0.0%	69.9%
Prime	682.6	4.4%	88.6%	3.7%	1.7%	6.0%	0.0%	34.8%
Alt-A	311.9	2.0%	76.4%	13.8%	6.9%	2.9%	0.0%	32.9%
Sub-prime	271.6	1.7%	94.2%	2.7%	0.7%	1.9%	0.5%	8.5%

Total	$2,057.4	13.2%	91.9%	3.7%	1.7%	2.6%	0.1%	44.6%

Residential Mortgage-Backed Securities
(Book Value):	As of September 30, 2007
($ in millions)	Book Value	% General Account	AAA	AA	A	BBB	BB and Below	% Closed Block
Agency	$809.4	N/A	100.0%	0.0%	0.0%	0.0%	0.0%	70.0%
Prime	710.5	N/A	88.3%	3.7%	2.1%	5.9%	0.0%	35.0%
Alt-A	333.3	N/A	75.9%	13.7%	7.5%	2.9%	0.0%	33.9%
Sub-prime	281.9	N/A	92.8%	3.0%	0.8%	2.5%	0.9%	8.7%

Total	$2,135.1	N/A	91.4%	3.7%	2.0%	2.8%	0.1%	44.6%

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

Sources and Types of Net Realized Investment Gains (Losses): ($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Debt security impairments	$(3.8)	$(1.6)	$(18.4)	$(4.9)
Equity security impairments	(0.3)	—	(0.4)	—
Other investments impairments	(1.3)	—	(1.3)	—
Debt and equity securities pledged as collateral impairments	—	—	(0.8)	—

Impairment losses	(5.4)	(1.6)	(20.9)	(4.9)

Debt security transaction gains	7.2	7.3	20.2	51.2
Debt security transaction losses	(1.7)	(4.4)	(5.9)	(17.3)
Equity security transaction gains	3.4	2.3	8.7	8.5
Equity security transaction losses	(0.6)	(1.0)	(2.0)	(3.6)
Mortgage loan transaction gains	—	—	1.4	3.2
Venture capital transaction gains	—	0.4	—	4.2
Debt and equity securities pledged as collateral gains	0.5	0.1	2.3	0.2
Debt and equity securities pledged as collateral losses	—	—	(0.9)	(1.0)
Affiliate equity security transaction gains	—	—	13.7	10.4
Other investments transaction gains	0.5	0.2	8.5	2.8
Real estate transaction gains (losses)	—	(0.2)	1.4	—

Net transaction gains	9.3	4.7	47.4	58.6

Net realized investment gains	$3.9	$3.1	$26.5	$53.7

Applicable closed block policyholder dividend obligation	1.1	6.0	6.4	38.6
Applicable deferred policy acquisition costs (benefit)	0.4	(1.1)	0.3	(3.9)
Applicable deferred income taxes (benefit)	0.7	(0.7)	5.0	6.7

Offsets to realized investment gains	2.2	4.2	11.7	41.4

Net realized investment gains (losses) included in net income	$1.7	$(1.1)	$14.8	$12.3

Impairment losses increased $16.0 million during the nine months ended September 30, 2007 over the comparable period in 2006. The affiliate transaction gain of $13.7 million for the nine months ended September 30, 2007 was attributable to the earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.

There were no realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts for the nine months ended September 30, 2007 and 2006, respectively.

Gross and Net	As of September 30, 2007
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,744	2,858	1,091	2,108	653	750

Unrealized gains (losses)	$209.1	$(328.5)	$56.9	$(168.3)	$152.2	$(160.2)

Applicable policyholder dividend obligation (reduction)	152.2	(160.2)	—	—	152.2	(160.2)
Applicable deferred policy acquisition costs (benefit)	52.8	(74.0)	52.8	(74.0)	—	—
Applicable deferred income taxes (benefit)	1.4	(33.0)	1.4	(33.0)	—	—

Offsets to net unrealized gains (losses)	206.4	(267.2)	54.2	(107.0)	152.2	(160.2)

Unrealized gains (losses) after offsets	$2.7	$(61.3)	$2.7	$(61.3)	$—	$—

Net unrealized losses after offsets		$(58.6)		$(58.6)		$—

Equity securities
Number of positions	328	105	168	55	160	50

Unrealized gains (losses)	$39.4	$(1.7)	$8.8	$(0.3)	$30.6	$(1.4)

Applicable policyholder dividend obligation (reduction)	30.6	(1.4)	—	—	30.6	(1.4)
Applicable deferred income taxes (benefit)	3.1	(0.1)	3.1	(0.1)	—	—

Offsets to net unrealized gains (losses)	33.7	(1.5)	3.1	(0.1)	30.6	(1.4)

Unrealized gains (losses) after offsets	$5.7	$(0.2)	$5.7	$(0.2)	$—	$—

Net unrealized gains after offsets	$5.5		$5.5		$—

Total net unrealized losses on debt and equity securities as of September 30, 2007 were $81.7 million (unrealized gains of $248.5 million less unrealized losses of $330.2 million). Of that net amount, net unrealized losses of $102.9 million were outside the closed block ($53.1 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized gains of $21.2 million were in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. This analysis is provided for investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of September 30, 2007. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current sufficiency of the policyholder dividend obligation liability in the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on General Account Securities: ($ in millions)	As of September 30, 2007
	Total	0 – 6 Months	6 – 12 Months	Over 12 Months

Debt securities outside closed block
Total fair value	$3,672.8	$1,032.5	$290.8	$2,349.5
Total amortized cost	3,841.1	1,086.5	304.4	2,450.2

Unrealized losses	$(168.3)	$(54.0)	$(13.6)	$(100.7)

Unrealized losses after offsets	$(61.3)	$(21.1)	$(5.7)	$(34.5)

Unrealized losses over 20% of cost	$(37.6)	$(19.0)	$(6.8)	$(11.8)

Unrealized losses over 20% of cost after offsets	$(16.6)	$(9.6)	$(3.5)	$(3.5)

Investment grade:
Unrealized losses	$(142.9)	$(48.1)	$(13.1)	$(81.7)

Unrealized losses after offsets	$(53.3)	$(19.1)	$(5.5)	$(28.7)

Unrealized losses over 20% of cost	$(28.3)	$(17.1)	$(6.8)	$(4.4)

Unrealized losses over 20% of cost after offsets	$(14.4)	$(9.0)	$(3.5)	$(1.9)

Below investment grade:
Unrealized losses	$(25.4)	$(5.9)	$(0.5)	$(19.0)

Unrealized losses after offsets	$(8.0)	$(2.0)	$(0.2)	$(5.8)

Unrealized losses over 20% of cost(1)	$(9.3)	$(1.9)	$—	$(7.4)

Unrealized losses over 20% of cost after offsets	$(2.2)	$(0.6)	$—	$(1.6)

Equity securities outside closed block
Unrealized losses	$(0.3)	$(0.2)	$(0.1)	$—

Unrealized losses after offsets	$(0.2)	$(0.1)	$(0.1)	$—

Unrealized losses over 20% of cost	$(0.1)	$(0.1)	$—	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

(1)	None of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

For debt securities outside of the closed block with gross unrealized losses, 86.9% of the unrealized losses after offsets pertain to investment grade securities and 13.1% of the unrealized losses after offsets pertain to below investment grade securities.

Duration of Gross Unrealized Losses on General Account Securities: ($ in millions)	As of September 30, 2007
	Total	0 – 6 Months	6 – 12 Months	Over 12 Months

Debt securities inside closed block
Total fair value	$3,778.8	$1,467.5	$6.6	$2,304.7
Total amortized cost	3,939.0	1,523.3	7.0	2,408.7

Unrealized losses	$(160.2)	$(55.8)	$(0.4)	$(104.0)

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(15.3)	$(11.2)	$—	$(4.1)

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(143.0)	$(50.8)	$(0.4)	$(91.8)

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(11.4)	$(9.9)	$—	$(1.5)

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(17.2)	$(5.0)	$—	$(12.2)

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(3.9)	$(1.3)	$—	$(2.6)

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(1.4)	$(1.0)	$(0.4)	$—

Unrealized losses after offsets	$—	$—	$—	$—

Unrealized losses over 20% of cost	$(0.6)	$(0.3)	$(0.3)	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities in the closed block with gross unrealized losses, 89.3% of the unrealized losses pertain to investment grade securities and 10.7% of the unrealized losses pertain to below investment grade securities.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows: ($ in millions)	Nine Months Ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Continuing operations:
Cash from operating activities	$160.7	$145.1	$15.6	11%
Cash from investing activities	249.4	544.3	(294.9)	(54%)
Cash for financing activities	(462.7)	(679.5)	216.8	32%
Discontinued operations:
Cash from (for) operating activities	(12.0)	23.0	(35.0)	(152%)
Cash from (for) investing activities	22.4	(34.0)	56.4	166%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Continuing Operations

Cash from operating activities increased primarily due to higher insurance, investment management and product fees collected, driven by growth in the inforce block and funds under management, and to lower cash outflows for policy benefits, driven by lower mortality. Partially offsetting these factors were lower inflows for investment income and for participating life insurance premiums, as we no longer sell this product. In addition, we had increased cash outflows for deferrable policy acquisition costs, due to higher life insurance sales.

Cash from investing activities decreased principally due to lower net sales driven by reduced withdrawals of policyholder deposit funds (as described below in financing activities) that reduced the need to generate cash to fund the withdrawals.

Cash for financing activities decreased primarily due to higher new deposits and lower withdrawals of policyholder deposit funds. This was partially offset by the proceeds received from the settlement of the equity units in 2006 which did not recur in 2007.

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

In each of the second and third quarters of 2007, Phoenix Life paid a dividend of $30.0 million to its sole shareholder, The Phoenix Companies, Inc. During 2006, Phoenix Life paid total dividends of $87.5 million to its sole shareholder, The Phoenix Companies, Inc.

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

We were in compliance with all covenants set forth in the amended facility at September 30, 2007.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign us debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength and debt ratings as of September 30, 2007 were as follows:

Rating Agency	Financial Strength Rating of Phoenix Life	Senior Debt Rating of PNX
A.M. Best Company, Inc.	A (“Excellent”)	bbb (“Adequate”)
Fitch	A+ (“Strong”)	BBB+ (“Strong”)
Standard & Poor’s	A- (“Strong”)	BBB- (“Good”)
Moody’s	A3 (“Good”)	Baa3 (“Adequate”)

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

See our 2006 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet: ($ in millions)	Sept 30, 2007	Dec 31, 2006	Increase (decrease) and percentage change
			2007 vs. 2006
ASSETS:
Available-for-sale debt securities, at fair value	$12,161.3	$12,696.8	$(535.5)	(4%)
Available-for-sale equity securities, at fair value	204.4	187.1	17.3	9%
Mortgage loans, at unpaid principal balances	17.0	71.9	(54.9)	(76%)
Venture capital partnerships, at equity in net assets	164.7	116.8	47.9	41%
Policy loans, at unpaid principal balances	2,366.6	2,322.0	44.6	2%
Other investments	386.9	308.3	78.6	25%

	15,300.9	15,702.9	(402.0)	(3%)

Available-for-sale debt and equity securities pledged as collateral, at fair value	225.4	267.8	(42.4)	(16%)

Total investments	15,526.3	15,970.7	(444.4)	(3%)
Cash and cash equivalents	362.8	404.9	(42.1)	(10%)
Accrued investment income	234.8	215.8	19.0	9%
Receivables	205.2	236.3	(31.1)	(13%)
Deferred policy acquisition costs	1,948.3	1,752.7	195.6	11%
Deferred income taxes	29.8	37.1	(7.3)	(20%)
Other intangible assets	215.6	237.5	(21.9)	(9%)
Goodwill	475.1	471.1	4.0	1%
Other assets	259.2	244.7	14.5	6%
Separate account assets	10,388.3	9,458.6	929.7	10%

Total assets	$29,645.4	$29,029.4	$616.0	2%

LIABILITIES:
Policy liabilities and accruals	$13,615.0	$13,533.4	$81.6	1%
Policyholder deposit funds	1,862.2	2,228.4	(366.2)	(16%)
Indebtedness	627.7	685.4	(57.7)	(8%)
Other liabilities	530.3	539.0	(8.7)	(2%)
Non-recourse collateralized obligations	315.5	344.0	(28.5)	(8%)
Separate account liabilities	10,388.3	9,458.6	929.7	10%

Total liabilities	27,339.0	26,788.8	550.2	2%

MINORITY INTEREST:
Minority interest in net assets of consolidated subsidiaries	—	4.5	(4.5)	(100%)

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,613.6	2,601.6	12.0	—%
Accumulated deficit	(14.3)	(111.3)	97.0	87%
Accumulated other comprehensive income	(113.4)	(74.7)	(38.7)	(52%)
Treasury stock	(179.5)	(179.5)	—	—%

Total stockholders’ equity	2,306.4	2,236.1	70.3	3%

Total liabilities, minority interest and stockholders’ equity	$29,645.4	$29,029.4	$616.0	2%

Nine months ended September 30, 2007 compared to December 31, 2006

The fair value of available-for-sale debt securities decreased primarily due to rising interest rates.

Mortgage loans decreased due to the sale of certain mortgages, principal paydowns and closings with no new purchases.

Venture capital partnerships increased primarily due to additional contributions of $46.0 million, largely in the closed block.

Other investments increased primarily due to increases in derivative asset balances and new alternative investments.

Cash decreased due to cash used for financing activities of $462.7 million, offset by cash from investing activities and operating activities of $271.9 million and $148.7 million. The cash used for financing activities was primarily related to the pay off of the KAR debt of $57.2 million, and payments of net policyholder deposit fund withdrawals of $366.2 million.

Receivables decreased due to a year-end receivable related to the sale of a venture capital partnership and decreases in reinsurance recoverables.

Composition of Deferred Policy Acquisition Costs by Product: ($ in millions)	Sept 30, 2007	Dec 31, 2006	Increase (decrease) and percentage change
			2007 vs. 2006

Variable universal life	$359.4	$364.2	$(4.8)	(1%)
Universal life	693.0	527.1	165.9	31%
Variable annuities	304.8	281.3	23.5	8%
Fixed annuities	16.7	21.3	(4.6)	(22%)
Traditional life	574.4	558.8	15.6	3%

Total deferred policy acquisition costs	$1,948.3	$1,752.7	$195.6	11%

Deferred policy acquisition costs increased primarily due to the deferral of $204.4 million in costs related to universal life sales and $39.7 million related to annuity sales. This increase was partially offset by the recurring amortization of deferred policy acquisition costs.

Deferred income taxes decreased due to changes in the tax basis of assets and liabilities during the nine months ended September 30, 2007.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

Contractual Obligations and Commercial Commitments

As of September 30, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2006 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 11 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) increased from $1,134.8 million at December 31, 2006 to $1,139.0 million at September 30, 2007. The principal factors resulting in this increase are gains from operations of $21.2 million, higher net income from non-life subsidiaries, higher unrealized gains and a positive change in non-admitted assets, offset by $60.0 million in dividend payments to PNX in the second and third quarters and an $18.0 million contribution to the employee pension plan.

At September 30, 2007, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 400% of Company Action Level.

In each of the second and third quarters of 2007, Phoenix Life paid a dividend of $30.0 million to its sole shareholder, The Phoenix Companies, Inc. During 2006, Phoenix Life paid total dividends of $87.5 million to its sole shareholder, The Phoenix Companies, Inc.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each are also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At September 30, 2007, the largest of these subsidiaries had net capital of approximately $9.8 million, which is $8.9 million in excess of its required minimum net capital of $0.9 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1.4:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at September 30, 2007 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2007, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2006 Annual Report on Form 10-K. In addition, based on current actuarial and market assumptions, we do not expect any addition contributions to be necessary for the foreseeable future.

See Note 13 to our interim financial statements in this Form 10-Q for additional information.

Related Party Transactions

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock. During the three months ended September 30, 2007 and 2006, we made payments of $13.4 million and $12.1 million, respectively, to State Farm entities as compensation for the sale of our insurance and annuity products. During the nine months ended September 30, 2007 and 2006, we made payments of $41.6 million and $34.3 million, respectively, to State Farm entities as compensation for the sale of our insurance and annuity products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the “Enterprise Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended on September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as described in our 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the three months ended September 30, 2007, we issued 15,096 restricted stock units, or RSUs, to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	In lieu of filing this information on Form 8-K, pursuant to Instruction B.3 of Form 8-K and Item 5 of Form 10-Q, we file the following disclosure in this report on Form 10-Q within the filing deadlines set forth in Form 8-K.

(i)	Revised Forms of Change in Control Agreements

On October 29, 2007, the Compensation Committee of the Board of Directors of The Phoenix Companies, Inc. (the “Committee”) approved revised forms of change in control agreements for select officers (other than the Chief Executive Officer) designated by the Committee. Revised agreements based on these forms will be entered into with the officers designated by the Committee effective as of January 1, 2008, with an expiration date of December 31, 2009. These revised agreements are intended to replace the change in control agreements that are currently in effect, which will terminate on January 1, 2008.

The revised agreements are substantially similar to the existing change in control agreements, except that the new agreements: (a) provide that, in connection with the Company’s change to its pension plan formula in 2007, the pension enhancement for those SERP participants who are not grandfathered under the old formula will be determined based on the new pension equity formula; (b) provide that, with respect to the determination of the severance amount, the portion of the formula based on annual incentive compensation will be based solely on the target amount for the year of termination of employment instead of the greater of such target amount and the average of actual annual incentives paid for the prior three years; and (c) have been revised to comply with Internal Revenue Code Section 409A, based on current guidance.

There are two forms of the new change in control agreements: (a) one with a provision for reimbursement for certain excise taxes and a multiple of 2.5 for calculating certain benefits; and (b) one with a multiple of 2.0 for such benefit calculations, but subject to a maximum limit on the payments that may be received at 2.99 times average annual compensation (determined in accordance with the provisions of Section 280G of the Internal Revenue Code).

The revised forms of change in control agreements are filed herewith as Exhibits 10.29 and 10.30, respectively, and are incorporated herein by reference.

(ii)	Amendment of The Phoenix Companies, Inc. Executive Severance Allowance Plan

On October 29, 2007, the Benefit Plans Committee of The Phoenix Companies, Inc. (the “BPC”) approved the Second Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (the “Plan”), effective January 1, 2008, for any applicable terminations on or after that date that qualify under the terms of the Plan. The amendment changes the calculation of the portion of the severance amount based on base salary to base salary and the average of the last two annual incentive awards already paid as of the termination date. The benefits will be tiered based on years of service and, for executive officers (other than the Chief Executive Officer), the minimum months of payment will be 9 months of severance and the maximum will be 18 months of severance.

The Amendment is filed herewith as Exhibit 10.26 and is incorporated herein by reference.

(iii)	Compensation of the Company’s Board of Directors

On October 29, 2007, the Company’s Board of Directors (the “Board”) approved an increase in its compensation.

Effective January 1, 2008, the Board’s annual retainer will increase to $132,500 per year for all non-executive directors. The retainers to committee chairs and to members of the Audit Committee and the Compensation Committee will also increase. The schedule of these annual retainers is as follows:

(a)	$35,000 for the Chair of the Executive Committee;

(b)	$30,000 for the Chair of the Audit Committee;

(c)	$25,000 for the Chair of the Compensation Committee;

(d)	$20,000 for the Chairs of the Finance and Governance Committees;

(e)	$10,000 for the Chair of the Phoenix Life Insurance Company Policyholder Affairs Committee;

(f)	$6,250 for members of the Audit Committee, excluding the Chair; and

(g)	$3,750 for members of the Compensation Committee, excluding the Chair.

Additionally, a new meeting fee in the amount of $1,500 per meeting will be paid to each director for attendance at each Board and/or Committee meeting held in excess of the number of meetings anticipated for any calendar year.

This compensation is paid to independent directors only.

All retainers will continue to be paid quarterly in advance, 50% in cash and 50% in restricted stock units (“RSUs”). The new meeting fee is also paid 50% in cash and 50% in RSUs. For each director, RSUs will convert into one share of the Company’s common stock following his or her date of retirement as a director. In the interim, each RSU will be credited with dividend equivalents and interest. Directors continue to have the option to defer receipt of cash compensation under the Company’s deferred compensation programs until retirement.

A table summarizing the Board’s compensation is filed herewith as Exhibit 10.39 and is incorporated by reference.

(b)	No material changes.

ITEM 6.	EXHIBITS

Exhibit

3.1	Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

3.2	By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

4.1	Amended and Restated Certificate of Incorporation and By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 hereto, respectively)

10.1	The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.2	Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.3	Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4	The Phoenix Companies, Inc. Mutual Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.5	The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.6	The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.7	First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.8	The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.9	First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.10	Second Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.11	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.12	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.13	Phoenix Investment Partners 2002 Phantom Option Plan (incorporated herein by reference to Exhibit 10.16 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 21, 2003)

10.14	Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003) (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.15	First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003) (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.16	The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.17	Form of Notice to Participants under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.18	Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.19	Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.20	Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.21	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.22	Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.23	Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.24	The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.25	First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.26	Second Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan*

10.27	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.28	Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.29	Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes)*

10.30	Form of Change in Control Agreement (for use in all other instances)*

10.31	Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.32	Employment Continuation Agreement dated January 1, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 99.2 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 3, 2003)

10.33	Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.34	Restricted Stock Units Agreement effective as of November 4, 2004 between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 2, 2006)

10.35	Individual Long-Term Incentive Plan between The Phoenix Companies, Inc. and Michael E. Haylon (incorporated herein by reference to Exhibit 10.31 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.36	Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.37	Restricted Stock Units Agreement dated as of March 8, 2004 between The Phoenix Companies, Inc. and Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.53 to The Phoenix Companies, Inc. Annual Report on Form 10-Q filed May 10, 2004)

10.38	Discussion of compensation of George R. Aylward (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2006)

10.39	Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on November 3, 2005, effective January 1, 2008*

10.40	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.41	Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.42	Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.43	Credit Agreement dated as of June 6, 2006 among The Phoenix Companies, Inc., Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd, as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; Harris Nesbitt Financing, Inc., JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 12, 2006)

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Dona D. Young, Chief Executive Officer and Michael E. Haylon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.

Date: November 1, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Senior Executive Vice President
and Chief Financial Officer