Form 10-K
period 2007-12-31
PHOENIX COMPANIES INC/DE
filed 2008-02-29
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☑    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 29, 2007, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $1.7 billion based on the last reported sale price of $15.01 per share of the common stock on the New York Stock Exchange on that date. On February 15, 2008 the registrant had 114.3 million shares of common stock outstanding; it had no non-voting common equity.

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

Description of Business

We provide life insurance, annuity and investment products targeted at affluent and high-net-worth individuals and institutions through a wide variety of third-party financial professionals and intermediaries. We operate two businesses and report our results in two corresponding operating segments—Life and Annuity and Asset Management. The Life and Annuity business encompasses a broad range of product offerings. In life insurance, our main focus is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. In annuities, we offer deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options. The Asset Management business is operated as a multi-boutique model, in which individual portfolio management teams manage distinct investment products but share common distribution, administrative and operational support. In addition, certain investment strategies are sub-advised by unaffiliated investment management companies. Asset management products include open-end mutual funds, closed-end funds and separately managed accounts for individuals and institutions. Separately managed accounts include assets managed within intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, as well as direct managed accounts which are sold and administered by us. In addition, we manage several structured finance products, such as collateralized debt obligations.

SUMMARY OF BUSINESSES December 31, 2007
Market Presence	Distribution Channels	Products Offered
Life and Annuity

•      $61.6 billion of net life insurance in force

•      $9.2 billion of annuity assets under management

Principal operating subsidiaries:

•      Phoenix Life

•      PHL Variable Insurance Company

•      AGL Life Assurance Company

	• National and regional broker-dealers • Financial planning firms • Advisor groups • Insurance companies • Banks	• Universal life insurance • Variable universal life insurance • Term life insurance • Variable annuities • Immediate annuities • Private placement life insurance and annuities

Asset Management
Retail products:
• $42.5 billion of third-party assets under management Principal operating subsidiary: • PXP	• National and regional broker-dealers • Institutional asset management consultants • Financial planning firms • Asset managers	• Mutual funds • Managed accounts • Closed-end mutual funds Institutional products: • Institutional separate accounts

Life and Annuity

Our Life and Annuity business offers a variety of life insurance and annuity products through third-party distributors. We believe our competitive advantage in this segment includes:

•	competitive and innovative products;

•	underwriting and mortality risk management expertise;

•	strong relationships with distributors that have access to our target market; and

•	value-added support provided to distributors by our wholesalers and operating personnel.

Life and Annuity Products

Life Products

Our life insurance products include universal life, variable universal life, term life and other insurance products. We offer single life, first-to-die and second-to-die products. Under first-to-die policies, up to five lives may be insured with the policy proceeds paid after the death of the first of the five insured lives. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

Universal Life: Universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances are allocated to our general account for investment. The account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided as long as the policyholder is able to fulfill the premium requirements of the secondary guarantee. In 2007, only 11% of universal life sales contained secondary guarantees.

Variable Universal Life: Like universal life products, variable universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Term Life: Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts generally expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage within a limited period of time, generally without evidence of insurability.

We offer a return-of-premium rider on many of our term products. In exchange for higher periodic premium payments, this rider provides for the return of cumulative premiums paid, for both the term insurance coverage and rider, at the end of the specified coverage period (e.g., 10, 20 or 30 years). After a specified number of years, the policyholder can terminate coverage prior to the end of the specified coverage period and receive a portion of the cumulative premiums paid.

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

Deposits, net of expenses, may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the contractholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the contractholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services.

Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, our Guaranteed Minimum Withdrawal Benefit option guarantees an income stream for the lifetime of the contractholders and their spouses. Our major sources of revenue from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account. We also earn a portion of the fees we collect for the management of the various investment accounts.

Other Products and Services

Life and Annuity also focuses on other products and services that respond to the affluent and high-net-worth market’s demand for wealth management solutions.

For example, many of our products are designed to be used by corporations to fund special deferred compensation plans and benefit programs for key employees, commonly referred to as executive benefits. In addition, our products can be applied to a number of situations to meet the sophisticated needs of business owners and individuals, including for charitable giving.

In 2007, we established two new business units that will focus on expanding our Life and Annuity offerings. The Alternative Products unit is developing innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers. The Life Solutions unit is exploring a range of options to meet changing customer needs, including the emerging life settlements market, that leverage the Company’s strong capabilities in managing mortality and longevity.

Private Placement Life and Annuity Products: Our private placement products, which we sell through Philadelphia Financial Group, our wholly owned private placement distributor, are individually customized life and annuity offerings that include single premium life, second-to-die life and variable annuity products. These products have minimum deposits of over $500,000, targeting the wealthiest segment of the high-net-worth market.

Underwriting and Mortality Risk Management

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

Our underwriting standards for life insurance are intended to result in mortality experience consistent with the assumptions used in product pricing. The overall profitability of our life insurance business depends, to a large extent, on the degree to which our mortality experience compares to our pricing assumptions. Our underwriting is based on our historical mortality experience, as well as on the experience of the insurance industry and of the general population. We continually compare our underwriting standards to those of the industry to assist in managing our mortality risk and to stay abreast of industry trends.

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

In the executive benefits market, we issue life policies covering multiple lives on a guaranteed-issue basis, within specified limits per life insured, whereby the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased. Guaranteed-issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed-issue underwriting risk.

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

See Note 6 to our consolidated financial statements in this Form 10-K for additional information.

The following table lists our five principal life reinsurers.

	As of December 31, 2007
Principal Life Reinsurers:	Reinsurance Recoverable Balances	Face Amount of Life Insurance Ceded	Reinsurer’s A.M. Best Rating(1)
	($ in millions)	($ in billions)
RGA Reinsurance Company	$22.5	$30.8	A+
AEGON USA	$16.3	$19.3	A+
Swiss Re Life & Health America, Inc.	$12.1	$8.7	A+u
Employers Reassurance Corporation	$6.3	$6.4	A-
Scottish Re	$3.2	$8.5	B+

(1)	A.M. Best’s rating of Swiss Re Life & Health America, Inc. is currently under review.

Distribution and Support Services

We maintain a broad range of distribution relationships. We seek to build relationships with distributors who are, or who have access to, advisors to the affluent and high-net-worth market.

State Farm: In 2007, we extended our agreement with a subsidiary of State Farm Mutual Automobile Insurance Company, or State Farm, to provide our life and annuity products and related services to State Farm’s affluent and high-net-worth customers, through qualified State Farm agents until 2016. We are the only third-party provider of life and annuity products and services at State Farm. By the end of 2007, we had trained and certified approximately 10,700, or 95%, of State Farm’s approximately 11,300 securities licensed agents to sell Phoenix products. Our relationship with State Farm gives us potential access to approximately 39% of the high-net-worth households in the U.S. In 2007, State Farm accounted for approximately 15% of our total life premiums and 62% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $290 million in cumulative new total life premiums and $1.2 billion in annuity deposits.

National Life: In February 2007, we entered into an alliance with National Life Group to offer our variable annuity products through their registered representatives. Under the alliance, a member of the National Life Group will co-market Phoenix’s variable annuity products, including flexible premium deferred variable annuities and a single premium immediate variable annuity, through their registered representatives. The alliance also added Sentinel Variable Product Funds as investment options to our variable annuity and life insurance products. Phoenix wholesalers will provide sales and product assistance to the registered representatives affiliated with the National Life Group.

Jefferson National: We have formed a strategic alliance with Jefferson National Life Insurance Company, or Jefferson National, to target the rapidly growing segment of fee-based advisors in wirehouses, regional broker-dealers and financial institutions. Under this alliance, the companies will leverage Jefferson National’s technology platform, designed expressly to serve the fee-based market, and Phoenix’s product expertise in applying innovative living benefits riders, such as the guaranteed minimum withdrawal benefit, to financial products.

Brokerage General Agencies: We also use Brokerage General Agencies, or BGAs, which offer specialty products and services to agents and advisors. The services they provide include product and case design, underwriting negotiation and delivery, commission payment and service. BGAs, in turn, look for carriers who understand their business and can execute in these areas. We believe BGAs provide a significant growth opportunity for the Company because of our focus on the high-net-worth marketplace and our strengths in the areas of product, retention and underwriting capability.

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

Other Distribution Sources: Philadelphia Financial Group offers Phoenix private placement life and annuity products through a variety of distribution sources with access to the high-net-worth market including family offices, financial institutions, accountants and attorneys. We also offer our life and annuity products through non-traditional sources such as private banks, private banking groups within commercial banks, and regional and commercial banks that are focused on a high-net-worth client base.

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

•	nationwide teams of life and annuity product specialists who provide education and sales support to distributors and who can act as part of the advisory team for case design and technical support;

•	an underwriting team with significant experience in evaluating the financial and medical underwriting risks associated with high face-value policies and affluent and high-net-worth individuals;

•

internet-accessible information that makes it easier for our distributors to do business with us, including interactive product illustrations, educational and sales tools, and online access to forms, marketing materials and policyholder account information; and

•	distribution service organizations for our major distribution channels that align all support services for that specific channel.

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

Through our institutional group, we provide asset management services primarily to corporations, multi-employer retirement funds and foundations, as well as to endowments and special purpose funds. In addition, we manage fixed income portfolios backing collateralized debt obligations.

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

Our managers and their respective styles, products and assets under management, are as follows:

Advisor / Location	Investment Styles	Products	Assets Under Management at December 31, 2007
($in billions)
SCM Advisors LLC, (f/k/a Seneca Capital Management LLC) San Francisco, CA	Equities – Growth with Controlled Risk Earnings-Driven Growth Fixed Income – Value Driven	Mutual Funds Direct Managed Accounts Institutional Accounts Structured Finance Products	$ 10.3
Duff & Phelps Investment Management Co., or DPIM / Chicago, IL	Equities – REITs Utilities Fixed Income – Core	Mutual Funds Institutional Accounts Closed-end Funds	$ 7.3
Kayne Anderson Rudnick Investment Management, LLC, or KAR / Los Angeles, CA	Equities – Quality at Reasonable Price	Sponsored Managed Accounts Direct Managed Accounts Institutional Accounts Mutual Funds	$ 5.2
GoodwinSM Capital Advisors, or Goodwin / Hartford, CT	Fixed Income – Multi-Sector	Mutual Funds Institutional Accounts Structured Finance Products	$ 5.0
OakhurstSM Asset Managers(1), or Oakhurst / Scotts Valley, CA	Equities – Large Cap Value Large Cap Core	Mutual Funds Institutional Accounts	$ 1.5
Phoenix/Zweig Advisers, LLC, or Zweig / New York, NY	Equities/Fixed Income – Tactical Asset Allocation Small Cap Value	Mutual Funds Closed-end Funds	$ 1.3
Walnut Asset Management LLC, or Walnut / Philadelphia, PA	Equities – Relative Value Fixed Income – Quality Fixed Income	Direct Managed Accounts Institutional Accounts	$ 0.6
Engemann Asset Management, Inc., or Engemann / Pasadena, CA	Equities – Classic Growth	Mutual Funds Sponsored Managed Accounts Direct Managed Accounts Institutional Accounts	$ 0.4
Sub-advised Assets	Various	Mutual Funds	$ 10.9
Total Third-Party Assets Under Management			$ 42.5

(1)	Oakhurst is a division of Phoenix Investment Counsel, Inc., an indirect wholly owned subsidiary of PXP.

Investment Products

Retail Products

Mutual Funds: We are investment advisors to 54 open-end mutual funds, with total assets under management of $17.2 billion as of December 31, 2007. These funds include actively managed funds across a variety of equity and fixed income styles. They also include four Phoenix Life Investment Option (PHOLIOS) funds, which are “fund of funds”, investing in a number of our underlying funds. These mutual funds are available primarily to retail investors.

Managed Accounts: We provide investment management services through participation in certain intermediary managed account programs sponsored by various broker-dealers such as Merrill Lynch, Morgan Stanley and Salomon Smith Barney. These programs enable the sponsor’s client to select one or more of our managed account offerings for which the client pays an asset-based fee paid to the broker-dealer who, in turn, pays a management fee to us. As of December 31, 2007, we managed 15,110 accounts relating to such intermediary managed account programs, representing $2.7 billion of assets under management. In addition, we directly manage individual client accounts. As of December 31, 2007, we managed 1,225 individual accounts representing $2.7 billion of assets under management.

Closed-End Mutual Funds: We manage the assets of five closed-end funds, each of which is traded on the New York Stock Exchange: DTF Tax-Free Income Inc.; Duff & Phelps Utility and Corporate Bond Trust Inc.; DNP Select Income Inc.; The Zweig Fund, Inc. and The Zweig Total Return Fund, Inc. Our closed-end fund assets under management totaled $5.1 billion as of December 31, 2007.

Institutional Products

Institutional Separate Accounts: We offer a variety of fixed income and equity investment strategies to institutional clients, consisting primarily of pension and profit sharing plans, governmental entities and unions, as well as endowments and foundations, public and multi-employer retirement funds and other special purpose funds. Our institutional assets under management totaled $10.2 billion as of December 31, 2007. We also provide investment management services to certain funds available to purchasers of our variable life and variable annuity products. As of December 31, 2007, we managed $1.0 billion of these assets.

Structured Finance Products: We manage 10 structured finance products, all of which are collateralized debt obligations backed by portfolios of either high yield bonds, emerging markets bonds, bank loans and/or asset-backed securities. Our assets under management for structured finance products totaled $3.6 billion as of December 31, 2007.

Distribution

Phoenix Equity Planning Corporation, or PEPCO, a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the Exchange Act), serves as principal underwriter and national wholesale distributor of open end mutual funds and managed accounts. PEPCO also provides a wide range of investment management support services, including accounting, pricing, record keeping and transfer agency services. Mutual fund shares are distributed by PEPCO under sales agreements with unaffiliated national and regional broker-dealers and financial institutions. PEPCO also markets advisory services of affiliated asset managers to sponsors of managed account programs. Sales and marketing personnel of PEPCO direct substantial efforts towards establishing and maintaining relationships with unaffiliated national and regional broker-dealers and financial institutions.

Institutional Products Distribution

We have an Institutional Distribution group that markets investment management solutions to pension funds and not-for-profit institutions directly and through investment consultants. The group is comprised of product specialists who are part of the portfolio management teams at Phoenix’s asset management firms and sales generalists who represent all Phoenix investment strategies and target key market segments, including endowments and foundations, corporate, public and Taft-Hartley pension plans and the sub-advisory and defined contribution investment only, or DCIO, market.

Spin-Off of Asset Management Business

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, PXP, by way of a dividend of PXP’s stock to the Company’s shareholders. We expect to complete the transaction in the third quarter of 2008.

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

Before we can compete for business from end consumers, we must develop and maintain relationships with distributors that have the ability to sell our products. As we continue to develop our distribution channels, we must compete with other providers of life insurance, annuity and retail products.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for 2005 Venture Capital segment financial information.

Corporate and Other

Corporate and Other includes corporate operations that are not allocated to business segments. Corporate operations consist primarily of:

•	interest expense;

•	wind-down businesses which include group pension and guaranteed investment contract businesses that do not meet the criteria to be separately disclosed; and

•

investment income on debt and equity securities pledged as collateral, as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for Corporate and Other financial information.

General Development of Business

PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

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

The following chart illustrates our corporate structure as of December 31, 2007.

At December 31, 2007, we employed approximately 1,600 people.

Recent Developments

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as it may subsequently be updated in our periodic and current reports, for additional information regarding recent developments affecting our business.

Executive Officers of the Registrant

See Part III, Item 10 herein.

Available Information

We make available free of charge on or through our Internet web site (http://www.phoenixwm.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity.

We could be adversely affected by unfavorable general economic and business conditions, as well as by specific factors such as the performance of the debt and equity markets and changes in interest rates.

General factors such as the availability of credit, consumer spending, business investment, capital market conditions, and inflation affect the business and economic environment. Ultimately, this may affect our growth and profitability. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for life insurance, annuities and investments could decline.

More specifically, our business is exposed to the performance of the debt and equity markets. For example, adverse capital market conditions have recently affected the value and liquidity of debt securities and other investments. Asset-backed securities supported by residential mortgages, as well as other investments, such as bonds wrapped by financial guarantors or issued by industry sectors, have been disproportionately affected by adverse capital market conditions. While we hold limited assets of this type in our investment portfolio, adverse capital market conditions could materially affect the value of our investments, potentially resulting in higher realized and/or unrealized losses. Further, fee revenues related to our asset management strategies and, to a lesser degree, our variable life and annuity products are based on the value of assets under our management. Poor performance of the debt and equity markets limits our fee revenues by reducing the value of the assets we manage. Also, significant capital market volatility could increase the cost of some of our products resulting in lower profits. The funding requirements of our pension plan are also dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan could decrease, increasing the requirement for future funding.

Additionally, we could be affected by changes in interest rates. Our life insurance and annuity businesses are sensitive to interest rate changes. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase. This would likely increase future funding requirements and pension expenses.

Our profitability may decline if mortality rates, persistency rates or funding levels differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims, expected persistency of these policies and the expected level and pattern of premium payments into these policies. We use assumptions for mortality rates, or likelihood of death, of our policyholders. Pricing of our insurance and annuity products is also based in part upon the expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Another important component is the assumed level and pattern of premium payments made into our life insurance policies.

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance suggest that the reasons for purchasing our products are changing, and we have experienced an increase in life insurance sales to older individuals. The effect that these changes may have on our actual experience and profitability is not yet well understood.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. In addition, such deviations could cause us to increase the amortization of our deferred policy acquisition cost balances, which would have an adverse impact on profitability. Although most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts), the permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on inforce policies or contracts may adversely affect our relationships with our distributors and our future sales. Finally, a small portion of our inforce business consists of products that do not permit us to adjust the charges and credited rates of inforce policies or contracts.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2007, 61.7% of the total face amount of our written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. Our largest individual distributor of life insurance is a subsidiary of State Farm Mutual Automobile Company, or State Farm. Our largest distributors of annuities are State Farm and National Life Group. In 2007, State Farm accounted for approximately 15% of our total life insurance premiums. In 2007, State Farm accounted for approximately 62% and National Life Group accounted for approximately 11% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $290 million in cumulative new total life premiums and $1.2 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. We may not be able to establish or maintain satisfactory relationships with distributors if our ratings, products or services are not competitive. Accordingly, our revenues and profitability would suffer.

Downgrades to debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

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

Any rating downgrades may also result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

Our business operations, investment returns, and profitability could be adversely affected by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, mutual fund and shareholder accounting services, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs. In addition, we maintain contractual relationships with certain investment advisory and investment management firms. These firms manage select investments or portions of portfolios under sub-advisory agreements.

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

Poor relative investment performance of some of our asset management strategies may result in outflows of assets under management and lower revenues.

Net flows related to our asset management strategies can be affected by investment performance. Further, while our asset management strategies are not rated or ranked, per se, many industry periodicals and services provide assessments of the relative performance of our strategies. These assessments often affect the decisions of customers regarding which strategies to invest in. If the relative performance or assessments of our strategies decline materially, the assets under management related to these strategies may decrease as customers select strategies with better performance. Any loss of assets under management would decrease the fees that we earn from such strategies. This could result in lower assets under management and lower revenues.

Goodwill or intangible assets associated with our asset management business could become impaired requiring a charge to earnings in the event of significant market declines, net outflows of assets, or losses of investment management contracts.

As of December 31, 2007, our asset management business had $662.6 million in goodwill and intangible assets. The amount of goodwill and intangible assets on our balance sheet is supported by the assets under management and the related revenues of the business. It might be necessary to recognize an impairment of these assets if we experience:

•	a drop in assets under management due to a significant market decline or material outflows;

•	the termination of a material investment management contract, such as with one of our mutual funds; or

•	material outflows if clients opt to withdraw their funds following the departure of a key employee.

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

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the U.S. by global companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

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

Changes in tax laws may decrease sales and profitability of products and increase our tax costs.

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

We also benefit from certain tax benefits, including but not limited to, performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also consider from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation is adopted, our consolidated net income could decline.

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. For example, in the last few years we have been involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. We have had inquiries relating to market timing and distribution practices in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While no regulatory authority has ever taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations.

We may be adversely affected by the spin-off of PXP.

We intend to spin off our asset management business through a dividend of the stock of PXP to our stockholders. The spin-off and related transactions pose certain risks. Additionally, our asset management business provides certain benefits, the absence of which could have an adverse impact on our results of operations and financial position. Risks associated with our decision to spin off the asset management business into an independent publicly-traded company may include, but are not limited to, the following:

•

We expect to take actions to reduce expenses to offset costs that are currently allocated to the Asset Management business. Our failure to effectively and expeditiously achieve these savings, along with the costs required to effect the spin off, could increase our expense levels and thereby depress our profitability.

•

We will be a smaller, less diversified company. We will have fewer sources of liquidity in our holding company, and our primary source of liquidity will be dividends from our regulated life insurance subsidiary. These dividends are subject to the earnings of our subsidiary and are restricted by the applicable laws of New York State. Constraints on the dividend capacity of our subsidiary could adversely affect our ability to meet holding company obligations.

•

We may have to re-negotiate or replace key agreements with third parties. We are dependent on certain third-party relationships to maintain essential business operations. Existing agreements may be terminated or materially modified upon the consummation of the spin off. Accordingly, we may have to re-negotiate or replace these agreements and there can be no assurance that renegotiated or replaced terms or agreements will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any related material delay or inability to deliver essential services could materially affect our business operations and, potentially, adversely affect our profitability.

Item 1B.	Unresolved Staff Comments

As of December 31, 2007, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.	Properties

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

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of February 15, 2008, there were 231,187 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001 and 5,430 shares in the six years ended December 31, 2007. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933.

In 2007, we also issued 61,598 restricted stock units, or RSUs, to 12 of our independent directors, without registration in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

Stock Price

The following table presents the intraday high and low prices for our common stock on the New York Stock Exchange for the years 2007 and 2006. The year end closing price of our common stock was $11.87.

	2007		2006
	High	Low	High	Low

First Quarter	$16.88	$13.44	$17.00	$13.42
Second Quarter	$16.54	$13.86	$17.44	$13.00
Third Quarter	$15.63	$11.53	$14.94	$12.92
Fourth Quarter	$14.48	$11.44	$16.69	$13.86

Dividends

In 2007 and 2006, we paid a dividend of $0.16 per share to shareholders of record on June 13, 2007 and June 13, 2006, respectively. For a discussion of restrictions on our ability to pay dividends, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Repurchases

Not applicable.

Stock performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a peer group index selected by us (the “Peer Group Index”) for the period December 31, 2002 through December 31, 2007.

The indices assume that $100 was invested on December 31, 2002 in PNX Common Stock, the Standard & Poor’s 500 Index and the common stock of the Peer Group Index members, with dividends being reinvested. The Peer Group Index members are: Franklin Resources, Inc., Janus Capital Group, Inc. (formerly Stilwell Financial Inc.), Lincoln National Corporation, MetLife, Inc., Nationwide Financial Services, Inc., Principal Financial Group, Inc., Prudential Financial, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. The Peer Group Index is capitalization-weighted.

Cumulative Total Return

December 31, 2002 through December 31, 2007

Item 6.	Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2007 follows. We derived the balance sheet data for 2007 and 2006 and the income statement data for the years 2007, 2006 and 2005 from our consolidated financial statements in this Form 10-K. We derived the balance sheet data for 2005, 2004 and 2003 and the income statement data for the years 2004 and 2003 from audited consolidated financial statements not in this Form 10-K. We have reclassified certain amounts for prior years to conform with our 2007 presentation.

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

Selected Financial Data:
($ in millions, except per share data)	2007	2006	2005	2004	2003
Income Statement Data
Premiums	$798.3	$839.7	$928.7	$990.6	$1,042.2
Insurance, investment management and product fees	653.2	560.6	501.7	553.0	546.1
Mutual fund ancillary fees and other revenue	67.7	54.8	46.5	43.9	40.0
Net investment income	1,060.4	1,049.9	1,100.3	1,074.0	1,109.9
Unrealized gain on trading equity securities	—	—	—	85.9	—
Net realized investment gains (losses)	(6.8)	76.5	34.2	10.8	(98.5)

Total revenues	$2,572.8	$2,581.5	$2,611.4	$2,758.2	$2,639.7

Total benefits and expenses	$2,412.3	$2,440.1	$2,476.4	$2,611.1	$2,657.4

Income (loss) from continuing operations	$127.4	$98.8	$107.9	$90.7	$(1.5)
Income (loss) from discontinued operations, net of income taxes	(3.5)	1.1	0.5	(4.3)	(4.7)

Net income (loss)	$123.9	$99.9	$108.4	$86.4	$(6.2)

Basic Earnings Per Share
Income (loss) from continuing operations	$1.12	$0.89	$1.14	$0.96	$(0.02)

Net income (loss)	$1.09	$0.90	$1.14	$0.91	$(0.07)

Diluted Earnings Per Share
Income (loss) from continuing operations	$1.10	$0.87	$1.05	$0.90	$(0.02)

Net income (loss)	$1.07	$0.88	$1.06	$0.86	$(0.07)

Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.16

Ratio of Earnings to Fixed Charges
Ratio of earnings to fixed charges(1)	1.8	1.7	1.8	1.8	—
Supplemental ratio of earnings to fixed charges – excluding interest credited on policyholder contract balances(2)(3)	4.7	3.8	4.5	4.7	—

Balance Sheet Data
Cash and general account investments	$15,739.9	$16,107.8	$16,717.2	$17,334.6	$17,237.1

Total assets	$30,206.9	$29,007.2	$27,712.3	$28,359.3	$27,559.2

Indebtedness	$627.7	$685.4	$751.9	$690.8	$639.0

Total liabilities	$27,917.0	$26,771.1	$25,705.2	$26,299.2	$25,588.8

Minority interest in net assets of consolidated subsidiaries	$—	$—	$—	$37.7	$22.6

Total stockholders’ equity	$2,289.9	$2,236.1	$2,007.1	$2,022.4	$1,947.8

Third-party assets under management	$42,548.4	$44,962.8	$37,422.9	$42,908.5	$46,260.5

Consolidated Statutory Data
Premiums, deposits and fees	$2,566.2	$2,866.0	$2,646.2	$2,151.1	$3,364.9

Net income (loss)	$(25.2)	$138.6	$88.3	$45.6	$(23.1)

Capital and surplus(4)	$848.1	$932.5	$873.2	$814.6	$762.9
Asset valuation reserve, or AVR(5)	207.5	202.3	216.5	221.2	200.0

Capital, surplus and AVR	$1,055.6	$1,134.8	$1,089.7	$1,035.8	$962.9

(1)

Due to our losses during 2003, the ratio of earnings to fixed charges for that year was less than 1:1. We would need $8.9 million in additional earnings for the year 2003 to achieve a 1:1 coverage ratio.

(2)

This ratio is disclosed for the convenience of investors and may be more comparable to the ratio disclosed by other issuers of fixed income securities. See Exhibit 12 to this report on Form 10-K for a reconciliation of the supplemental ratio of earnings to fixed charges.

(3)

Due to our losses during 2003, the ratio coverages, excluding interest credited on policyholder contract balances, were less than 1:1. We would need $8.9 million in additional earnings for the year 2003 to achieve a 1:1 coverage ratio.

(4)

In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix Life’s capital and surplus includes $156.5 million, $156.5 million, $186.7 million, $186.7 million and $157.5 million of surplus notes outstanding at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(5)	The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general market and business conditions, interest rates and the debt and equity markets; (ii) the possibility that mortality rates, persistency rates or funding levels may differ significantly from our pricing expectations; (iii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (iv) our dependence on non-affiliated distributors for our product sales, (v) downgrades in our debt or financial strength ratings; (vi) our dependence on third parties to maintain critical business and administrative functions; (vii) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (viii) our ability to attract and retain key personnel in a competitive environment; (ix) the poor relative investment performance of some of our asset management strategies and the resulting outflows in our assets under management; (x) the possibility that the goodwill or intangible assets associated with our asset management business could become impaired, requiring a charge to earnings; (xi) the strong competition we face in our business from mutual fund companies, banks, asset management firms and other insurance companies; (xii) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xiii) the potential need to fund deficiencies in our Closed Block; (xiv) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xv) other legislative or regulatory developments; (xvi) legal or regulatory actions; (xvii) changes in accounting standards; (xviii) the potential effects of the spin-off of PXP on our expense levels, liquidity and third-party relationships; and (xix) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2007 and 2006; our consolidated results of operations for the years 2007, 2006 and 2005; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements in this Form 10-K.

Business Overview and Earnings Drivers

We provide life insurance, annuity and investment products targeted at affluent and high-net-worth individuals and institutions through a wide variety of third-party financial professionals and intermediaries. We operate two businesses and report our results in two corresponding operating segments—Life and Annuity and Asset Management. The Life and Annuity business encompasses a broad range of product offerings. In life insurance, our main focus is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. In annuities, we offer deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options. The Asset Management business is operated as a multi-boutique model, in which individual portfolio management teams manage distinct investment strategies but share common distribution, administrative and operational support. In addition, certain investment strategies are sub-advised by unaffiliated investment management companies. Asset management products include open-end mutual funds, closed-end funds and separately managed accounts. Separately managed accounts include assets managed within intermediary programs that are sponsored and distributed by non-affiliated broker-dealers, as well as direct managed accounts which are sold and administered by us. In addition, we manage institutional accounts and several structured finance products, such as collateralized debt obligations.

Not included in our two operating segments are interest expense, certain corporate expenses, as well as activities that do not constitute reportable operating segments. These include the runoff of our group pension and guaranteed investment contract businesses. See Business—Description of Business—Corporate and Other.

Within our Life and Annuity segment, a substantial but gradually declining share of net income derives from the Closed Block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the Closed Block to deviate materially from its actuarially projected path. See Note 5 to our consolidated financial statements in this Form 10-K for more information on the Closed Block.

Apart from the Closed Block, our profitability in Life and Annuity is driven by interaction of the following elements:

•

Mortality margins in our variable universal and universal life product lines. We earn cost of insurance (COI) fees based on the difference between face amounts and the account values (referred to as the net amount at risk or NAR). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

•	Number and face amount of policies sold;
•

Actual death claims net of reinsurance relative to our assumptions, a reflection of our underwriting and actuarial pricing discipline, the cost of reinsurance and the natural volatility inherent in this kind of risk; and

•	The policy funding levels or actual account values relative to our assumptions, a reflection of policyholder behavior and investment returns.

•

Fees on our life and annuity products. Fees consist primarily of asset- and premium-based fees (including mortality and expense charges) which we charge on our variable life and variable annuity products, and depend on the premiums collected and account values of those products. Fees also include surrender charges. Non-asset-based fees are charged to cover premium taxes and non-deferrable or renewal commissions.

•

Net investment income (NII) earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds, as well as NII earned on surplus that we allocate in support of these products.

•	Non-deferred expenses incurred in support of the business.

•

The deferred policy acquisition cost amortization, which is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business.

•	Net realized investment gains or losses on our general account investments.

Under GAAP, premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheet as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

Within Asset Management, our profitability is primarily driven by the following factors:

•

Investment management fees charged on average fee-earning assets under management. Depending on the product, these fees can be based on average daily market values, beginning-of-quarter market values, or outstanding principal values of the assets being managed. Assets under management are principally driven by the following factors:

•	New deposits less redemptions (net flows) in the current period; and
•	Investment performance.

•	Employment and other operating expenses.

•	Amortization of intangibles, principally related to acquired investment contracts.

An important difference between our businesses is that the Life and Annuity business requires us to hold capital and post reserves against the various insurance and investment risks inherent in the business. We, therefore, view return on equity as an important metric for this business. By contrast, our Asset Management business does not require significant capital. Thus, while Asset Management has significant goodwill and intangibles related to past acquisitions, we do not view return on equity as an important ongoing operating metric for this business, rather, we view earning before interest, taxes, depreciation and amortization, or EBITDA, as an appropriate operating metric. EBITDA represents pre-tax operating income before depreciation and amortization of intangibles.

Recent Developments

Spin-Off of Asset Management Business

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, PXP, by way of a dividend of PXP’s stock to the Company’s shareholders. The spin-off is intended to be tax free to the Company’s shareholders and the spin-off and related transactions are expected to be completed in the third quarter of 2008. At this point, decisions regarding the capital structure, expense and overhead support structure and other matters are under review and consideration.

Upon completion of the spin-off, our shareholders will have separate, publicly-traded ownership interests in the Company and PXP. PXP will consist of the Company’s entire asset management business, with the exception of Goodwin Capital Advisors, Inc., which will remain with the Company and continue to manage the Company’s general account assets. The Company and PXP will be independent of each other and have separate boards of directors and management. To facilitate PXP’s separation from the Company, each company will continue certain existing arrangements during a transition period following completion of the spin-off.

Recent Acquisitions and Dispositions

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation. The initial purchase consideration was $16.7 million in addition to a contingent obligation for additional purchase consideration based on the achievement of certain performance targets through 2007 and the appraised value of PFG as of December 31, 2007. Through November 2007, we paid additional consideration of $19.4 million, including $13.4 million, $0.0 million and $3.0 million during 2007, 2006 and 2005 respectively. In November 2007, we amended the original purchase agreement to extend the term of the agreement through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As a result, we may be obligated to make additional cash payments of $17.6 million by June 2010 if certain performance targets are met through December 2009. Since the contingent payments are based on the achievement of performance targets, the actual payments may be lower. If the performance targets are exceeded, the actual payments may be higher, subject to a maximum of $77.1 million. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, a portion of the contingent payments will be accounted for as goodwill, and the amounts related to performance in excess of targets will be expensed, if and when achieved.

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A., or EMCO, an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. EMCO’s results are reported as a discontinued operation in our financial statements included in this Form 10-K.

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

SCM Advisors, LLC (formerly known as Seneca Capital Management)

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

W.S. Griffith Securities, Inc. and Main Street Management Company

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL. During 2005, we realized a gain of $1.5 million related to contingent consideration based on gross distribution concessions earned by LPL during the first year following the sale.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2007 and 2006.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and the fees earned on these. EGPs could increase or decrease with these movements in the equity market. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization. Periodically, we also perform analysis with respect to the sensitivity of a change in assumed mortality as it is critical to the development of the EGPs related to our universal life insurance business.

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2007 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $2.3 million, after-tax.

If, instead, at December 31, 2007 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $2.2 million, after-tax.

These revisions are not currently required or anticipated.

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

Goodwill and Other Intangible Assets

For goodwill and intangible assets, we perform impairment tests at the reporting-unit level at least annually. For definite-lived intangible assets, we test for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In 2005, in conjunction with the conversion of our Asset Management business to a wholly owned structure, we consolidated our asset management related goodwill into a single reporting unit for purposes of goodwill impairment testing. For purposes of the impairment test for our asset management-related goodwill, the fair value of the reporting unit is based on the sum of: a multiple of revenue plus the fair value of the unit’s tangible fixed assets. For goodwill in our Life and Annuity segment, we calculate the fair value of the reporting unit based on the sum of its statutory book value, value of business in force and value of estimated new business. For purposes of indefinite-lived intangible assets, we calculate the fair value of the assets as a multiple of revenue. For purposes of definite-lived intangible assets, we calculate the fair value based on projected cash flows. For intangible assets with definite lives, all amortization expense has been, and continues to be, calculated on a straight-line basis.

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

Fair Value of General Account Fixed Maturity Securities by Pricing Source: ($ in millions)	As of December 31, 2007
	Fixed Maturities at Fair Value	% of Total Fair Value

Priced via independent market quotations	$7,638.9	63.9%
Priced via matrices	2,709.2	22.6%
Priced via broker quotations	1,057.2	8.8%
Priced via other methods	503.9	4.2%
Short-term investments*	60.8	0.5%

Total	$11,970.0	100.0%

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

We have elected to file a consolidated federal income tax return for 2007 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

As of December 31, 2007, we had deferred tax assets of $54.4 million and $20.1 million related to net operating and capital losses, respectively, for federal income tax purposes and $14.5 million for state net operating losses. The related federal net operating loss carryovers of $155.4 million are scheduled to expire between the years 2019 and 2027. The related federal capital loss carryovers of $57.4 million are scheduled to expire in 2010 and 2011. The related state net operating loss carryovers relate to the non-life subgroup and are scheduled to expire as follows: $58.0 million in 2012 through 2016 and $125.3 million in 2019 through 2026. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we had established a $14.5 million and a $15.7 million valuation allowance at the end of 2007 and 2006, respectively, relative to the state deferred tax assets.

As of December 31, 2007, we had deferred income tax assets of $14.3 million related to foreign tax credit carryovers, which are expected to expire between the 2011 and 2016 tax years.

As of December 31, 2007, we had deferred income tax assets of $29.8 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2026.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance recorded as of December 31, 2007 and 2006 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies and actions that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2007, we had current taxes payable of $25.0 million.

See Note 16 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

Pension and other Postemployment Benefits

See Note 18 to our consolidated financial statements in this Form 10-K for more information on our pension and other postemployment benefits.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions, except per share data)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005

REVENUES
Premiums	$798.3	$839.7	$928.7	$(41.4)	(5%)	$(89.0)	(10%)
Insurance, investment management and product fees	653.2	560.6	501.7	92.6	17%	58.9	12%
Mutual fund ancillary fees and other revenue	67.7	54.8	46.5	12.9	24%	8.3	18%
Investment income, net of expenses	1,060.4	1,049.9	1,100.3	10.5	1%	(50.4)	(5%)
Net realized investment gains (losses)	(6.8)	76.5	34.2	(83.3)	(109%)	42.3	124%

Total revenues	2,572.8	2,581.5	2,611.4	(8.7)	0%	(29.9)	(1%)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,303.7	1,331.5	1,376.7	(27.8)	(2%)	(45.2)	(3%)
Policyholder dividends	380.0	399.1	364.4	(19.1)	(5%)	34.7	10%
Policy acquisition cost amortization	198.7	148.7	132.1	50.0	34%	16.6	13%
Intangible asset amortization	30.4	32.0	33.8	(1.6)	(5%)	(1.8)	(5%)
Intangible asset impairments	—	32.5	10.6	(32.5)	(100%)	21.9	207%
Interest expense on indebtedness	44.2	49.2	46.6	(5.0)	(10%)	2.6	6%
Interest expense on non-recourse collateralized obligations	15.4	18.7	29.4	(3.3)	(18%)	(10.7)	(36%)
Other operating expenses	439.9	428.4	482.8	11.5	3%	(54.4)	(11%)

Total benefits and expenses	2,412.3	2,440.1	2,476.4	(27.8)	(1%)	(36.3)	(1%)

Income from continuing operations before income taxes	160.5	141.4	135.0	19.1	14%	6.4	5%
Applicable income tax expense	(33.1)	(42.6)	(27.1)	9.5	(22%)	(15.5)	57%

Income from continuing operations	127.4	98.8	107.9	28.6	29%	(9.1)	(8%)
Income (loss) from discontinued operations, net of income taxes	(3.5)	1.1	0.5	(4.6)	(418%)	0.6	120%

Net income	$123.9	$99.9	$108.4	$24.0	24%	$(8.5)	(8%)

Earnings per share:
Basic	$1.09	$0.90	$1.14	$0.19	21%	$(0.24)	(21%)

Diluted	$1.07	$0.88	$1.06	$0.19	22%	$(0.18)	(17%)

Weighted-average common shares outstanding (in millions)	114.1	110.9	95.0	3.2	3%	15.9	17%

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	116.0	113.2	102.4	2.9	3%	10.8	11%

Executive Overview and Outlook

Analysis of Consolidated Results of Operations and Outlook

2007 vs. 2006

Our 2007 results reflect the growth of our inforce business and funds on deposit in our life and annuity products over the last several years. Consolidated net income for the year was $123.9 million, or $1.07 per diluted share, up 24% from the prior year.

Net income in our Life and Annuity segment improved slightly in 2007 to $147.6 million, up from $144.8 million in the prior year. This result reflected improvements in mortality margin, fees, and net investment income, largely offset by higher non-deferred expenses, reflecting investments in the growth of new distribution and business initiatives, and by amortization of deferred policy acquisition costs.

Mortality margins in universal life and variable universal life products increased $55.2 million in 2007, reflecting a $78.1 million increase in cost of insurance fees, only partially offset by a $22.9 million increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Fee revenues increased $12.5 million in 2007 for asset-based fees. Net investment income on surplus and assets supporting the open-block traditional life products increased $11.2 million in 2007. Non-deferred expenses increased as we invested in new product development and sales growth. In addition, higher mortality margins and increasing inforce blocks created higher amortization expense of $198.5 million in 2007, compared with $152.1 million in 2006. Amortization in 2007 also increased $4.1 million due to an unlocking of assumptions, while 2006 amortization was lowered $19.1 million for an unlocking in that year.

Asset Management segment net income improved in 2007 to a gain of $3.6 million, from a loss of $25.8 million in the prior year. The main driver of this improvement was an impairment charge on intangible assets taken in 2006 that did not recur in the current year. However, we also saw a modest improvement of $6.2 million in fee revenues from higher average assets under management, resulting mainly from mutual fund assets. Assets under management at December 31, 2007 were $42.5 billion, down slightly from the prior year primarily due to net redemptions from our managed accounts and institutional products, as well as negative performance in institutional products. Asset Management had net outflows of $513.1 million in 2007, an improvement over net outflows of $4,030.8 million in the prior year.

We incurred a net loss of $27.3 million in Corporate and Other during 2007, increased from a loss of $19.1 million in the prior year. The primary drivers were after-tax realized investment losses of $5.8 million, net of offsets, in 2007 compared with net gains of $21.0 million in 2006. This increase in net loss was mainly driven by debt security impairments taken during 2007 as credit markets deteriorated and by a large gain on a collateralized debt obligation in 2006 that did not recur in 2007. Impairments taken on structured finance products, which are in part backed by sub-prime mortgages, were $21.5 million after-tax in 2007. Partially offsetting these increases in net loss were expense reductions and lower interest expense from the repayment of surplus notes and promissory notes in late 2006 and early 2007, respectively.

Our effective income tax rate was lower in 2007 than in 2006 in part due to the release of a valuation allowance that was previously established due to uncertainty about our ability to utilize foreign tax credits. During 2007, we determined that we would be able to utilize foreign tax credits on our future tax returns and released the valuation allowance.

2006 vs. 2005

Our 2006 consolidated net income was $99.9 million, or $0.88 per diluted share, down 8% from the prior year.

Net income in our Life and Annuity segment decreased from 2005 to 2006 by $19.0 million. This decrease was primarily driven by net realized investment losses, lower interest margin and higher amortization of deferred policy acquisition costs. Life and Annuity realized investment losses increased $23.7 million to a net loss of $1.0 million in 2006, due to a $35.1 million gain on the settlement of stock purchase contracts in 2005 that did not recur in 2006. Also, the interest margin in 2006 was $11.2 million lower than during the prior year, reflecting the effects of a $30.8 million decrease in investment income on assets backing universal life and annuity liabilities with only a $19.6 million decrease in interest credited on those liabilities. In addition, the growth of policies inforce contributed to an increase in amortization expense in 2006 which more than offset the $19.1 million reduction to amortization that resulted from a 2006 unlocking of assumptions. Total amortization expense in 2006 was $152.1 million, $37.6 million higher than in the prior year.

Partially offsetting these decreases to Life and Annuity net income were an increase in mortality margin of $36.5 million and higher net investment income on surplus and assets supporting the open-block traditional life products. Non-deferred expenses were also $19.8 million lower in 2006 than in 2005.

Asset Management segment results decreased to a net loss of $25.8 million in 2006 compared with a net loss of $14.4 million in 2005. This was primarily driven by a higher intangible asset impairment of $32.5 million during 2006. In addition, fee revenues were $19.7 million lower in 2006, due to lower average assets, excluding money market mutual funds under management. Partially offsetting these decreases were lower expenses driven by lower employment expenses.

We incurred loss of $19.1 million in Corporate and Other during 2007, a $31.4 million improvement from a loss of $50.5 million in the prior year. The primary drivers were after-tax realized investment gains of $21.0 million, compared with net realized losses of $2.6 million in 2005, and lower expenses. The increase in net realized gains was mainly driven by a large gain on a collateralized debt obligation in 2006. In addition, allocated expenses were $7.0 million lower in 2006 than in 2005.

Analysis of Consolidated Financial Condition

Stockholders’ equity increased during 2007 by $53.8 million to $2,289.9 million at December 31, 2007 primarily due to net income of $123.9 and share-based compensation expense of $14.0 million during the year, partially offset by other comprehensive losses of $63.5 million and payment of a stockholder dividend of $18.4 million. Total assets increased $1,199.7 million to $30,206.9 million at December 31, 2007, primarily due to higher deferred policy acquisition costs related to product sales and higher separate account assets related to both new deposits and market performance. These increases were partially offset by lower fair values of debt securities, driven by widening credit spreads.

Income Taxes

The effective tax rate for 2007, 2006 and 2005 was 20.6%, 30.1% and 20.1%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% for 2007 was investment income not taxed (i.e., dividend received deduction, or DRD, and low income housing tax credits) and the reversal of the valuation allowance relative to foreign tax credit carryovers. For 2006, the principal cause was investment income not taxed (i.e., dividend received deduction, or DRD, and low income housing tax credits). Income taxes paid (received) in 2007, 2006 and 2005 were $6.4 million, $0.9 million and $(25.4) million, respectively. See Note 16 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

Effects of Inflation

For the years 2007, 2006 and 2005, inflation did not have a material effect on our consolidated results of operations.

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

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital, or RBC, for our insurance products. We used a 300% risk-based capital ratio for allocations in 2005 through 2007. Capital within our Life Companies that is unallocated is included in Corporate and Other. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Results of Operations by Segment as Reconciled to Consolidated Net Income:	Years Ended December 31,
($ in millions)	2007	2006	2005

Life and annuity segment	$215.7	$213.7	$192.5
Asset management segment	7.4	(28.6)	(10.5)
Venture capital segment	—	—	14.8
Corporate and other	(47.5)	(62.0)	(71.3)
Applicable income tax expense	(40.3)	(36.0)	(24.9)
Income (loss) from discontinued operations, net of income taxes	(3.5)	1.1	0.5
Realized investment gains (losses), net of income taxes and other offsets	(7.9)	20.8	19.8
Other costs, net of income taxes	—	(9.1)	(12.5)

Net income	$123.9	$99.9	$108.4

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005

Results of Operations
Premiums	$798.3	$839.7	$928.7	$(41.4)	(5%)	$(89.0)	(10%)
Insurance, investment management and product fees	506.7	407.2	324.7	99.5	24%	82.5	25%
Net investment income	1,011.4	1,000.9	1,027.7	10.5	1%	(26.8)	(3%)

Total segment revenues	2,316.4	2,247.8	2,281.1	68.6	3%	(33.3)	(1%)

Policy benefits, including policyholder dividends	1,672.1	1,675.9	1,746.1	(3.8)	0%	(70.2)	(4%)
Policy acquisition cost amortization	198.5	152.1	114.5	46.4	31%	37.6	33%
Other operating expenses	230.1	206.1	228.0	24.0	12%	(21.9)	(10%)

Total segment benefits and expenses	2,100.7	2,034.1	2,088.6	66.6	3%	(54.5)	(3%)

Operating income before income taxes	215.7	213.7	192.5	2.0	1%	21.2	11%
Allocated income tax expense	(66.5)	(67.9)	(51.3)	1.4	(2%)	(16.6)	32%

Operating income	149.2	145.8	141.2	3.4	2%	4.6	3%
Realized investment gains (losses), net of income taxes and other offsets	(1.6)	(1.0)	22.7	(0.6)	60%	(23.7)	(104%)
Other costs, net of income taxes	—	—	(0.1)	—	0%	0.1	100%

Net income	$147.6	$144.8	$163.8	$2.8	2%	$(19.0)	(12%)

2007 vs. 2006

Life and Annuity net income and operating income increased primarily as a result of an increase in insurance, investment management and product fees, offset by an increase in policy acquisition cost amortization and other operating expenses.

Total revenues increased due to significant increases to insurance, investment management and product fees, primarily cost of insurance fees, resulting from higher sales and growth of in-force business. Our separate account based fees increased due to higher funds on deposit driven by positive investment performance and higher annuity sales. Fees associated with investment management of our underlying funds also increased. Partially offsetting these increases was a decrease in renewal premiums in our Closed Block.

Total segment benefits and expenses increased primarily due to the following:

•

Policy acquisition cost amortization increased for variable universal and universal life due to the effects of unlockings in both years. The 2007 unlocking increased amortization by $4.1 million, while the 2006 unlocking decreased amortization by $19.1 million. The 2007 amortization was also higher due to an increase in insurance margins for universal life due to higher cost of insurance charges, offset by higher death benefits. Amortization for the annuity line decreased because of the unlocking that increased the amortization in 2006.

•

Other operating expenses, which includes non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses, reflecting investments in the growth of new distribution and business initiatives.

2006 vs. 2005

Life and Annuity net income and operating income reflect higher investment margins in life products and favorable mortality and persistency. Investment margins for annuities declined modestly in 2006, primarily due to higher investment gains in 2005. In 2006, Life and Annuity benefited from an unlocking of assumptions, primarily related to deferred policy acquisition costs. The effects of the unlocking decreased insurance product fee revenues by $3.5 million, increased the change in policyholder reserves by $7.4 million and decreased deferred policy acquisition cost amortization by $19.1 million for a net increase of $8.2 million. This compares to an unlocking benefit of $23.8 million in 2005.

Premium revenue decreased due to lower renewal premiums in our Closed Block. Since our demutualization in 2001, we no longer sell participating life policies. The decline in renewal premiums is significantly offset by the release of policy reserves, which lowers policyholder benefit costs.

Insurance, investment management and product fees increased primarily due to higher universal life fees from growth in both sales and policies in force, partially offset by modestly lower variable universal life fees. See discussion of “Life and Annuity Segment Revenues by Product” that follows for additional information.

Policy benefits, including policyholder dividends, decreased primarily due to lower benefit and changes in reserves for participating life insurance, primarily related to lower renewal premiums and lower scheduled withdrawals for corporate-owned life insurance. In addition, dividend expense was lower and interest credited for annuities declined in 2006. Dividend expense decreased due to the change in the dividend scale in the fourth quarter of 2005, partially offset by an increase in the change for the policyholder dividend obligation. Interest credited for annuities decreased due to the decline in general account funds on deposit, related primarily to discontinued products. These decreases were partially offset by higher benefit costs for universal life, which resulted from growth of policies in force.

Policy acquisition cost amortization increased primarily due to higher amortization for universal life resulting from growth of policies in force and the effects of unlocking.

Other operating expenses decreased primarily due to lower non-deferred expenses and modestly lower non-deferred commission expenses.

Allocated income taxes increased primarily due to higher operating income before income taxes and the absence of tax benefits recorded in 2005 that were associated with the resolution of certain tax matters with the IRS.

Annuity Funds on Deposit:	Years Ended December 31,
($ in millions)	2007	2006	2005

Deposits	$1,030.3	$1,443.9	$1,113.5
Performance and interest credited	783.3	949.6	545.8
Fees	(72.6)	(70.9)	(63.0)
Benefits and surrenders	(1,189.1)	(1,683.1)	(1,261.1)

Change in funds on deposit	551.9	639.5	335.2
Funds on deposit, beginning of period	8,677.6	8,038.1	7,702.9

Annuity funds on deposit, end of period	$9,229.5	$8,677.6	$8,038.1

2007 vs. 2006

Annuity funds on deposit increased by $551.9 million in 2007 compared to an increase of $639.5 million in 2006. This change was due to lower overall deposits and performance, offset by lower benefits and surrenders on our discontinued annuity funds. 2006 deposits were higher, largely due to a large private placement deposit of $886.8 million in the fourth quarter. 2006 surrenders were higher from our discontinued annuity products and due to a $206.6 million scheduled maturity from an institutionally-placed contract in 2006.

2006 vs. 2005

Annuity funds on deposit increased $639.5 million in 2006 compared to an increase of $335.2 million in 2005. This change was due to higher deposits in 2006, including a large private placement deposit of $886.8 million in the fourth quarter, and stronger relative investment performance, partially offset by higher benefits and surrenders, including a $206.6 million scheduled maturity from an institutionally-placed contract in 2006.

Variable Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2007	2006	2005

Deposits	$213.0	$182.5	$217.9
Performance and interest credited	195.3	259.9	141.5
Acquisitions	218.8	—	—
Fees and cost of insurance	(113.4)	(106.2)	(104.9)
Benefits and surrenders	(130.5)	(123.1)	(97.8)

Change in funds on deposit	383.2	213.1	156.7
Funds on deposit, beginning of period	2,312.9	2,099.8	1,943.1

Variable universal life funds on deposit, end of period	$2,696.1	$2,312.9	$2,099.8

2007 vs. 2006

Variable universal life funds on deposit increased by $383.2 million in 2007 compared to an increase of $213.1 million in 2006. This change was due to higher deposits and business assumed by our private placement business, partially offset by lower performance.

2006 vs. 2005

Variable universal life funds on deposit increased by $213.1 million in 2006 compared to an increase of $156.7 million in 2005. This improvement was primarily due to higher relative investment performance, partially offset by higher surrenders and benefits and lower deposits in 2006.

Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2007	2006	2005

Deposits	$540.9	$417.1	$297.8
Interest credited	86.3	79.6	78.7
Fees and cost of insurance	(307.5)	(221.5)	(136.7)
Benefits and surrenders	(99.9)	(105.2)	(116.4)

Change in funds on deposit	219.8	170.0	123.4
Funds on deposit, beginning of period	1,904.1	1,734.1	1,610.7

Universal life funds on deposit, end of period	$2,123.9	$1,904.1	$1,734.1

2007 vs. 2006

Universal life funds on deposit increased $219.8 million in 2007 compared to $170.0 million in 2006 primarily as a result of sales growth, higher interest credited and lower surrenders, partially offset by the increases to fees and cost of insurance.

2006 vs. 2005

Universal life funds on deposit increased $170.0 million in 2006 compared to an increase of $123.4 million in 2005. This improvement was primarily due to higher deposits and lower benefits and surrenders, partially offset by higher fees and cost of insurance charges in 2006.

Life and Annuity Segment Revenues by Product: ($ in millions)				Increase (decrease) and
	As of December 31,			percentage change
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005

Variable universal life insurance	$130.9	$121.3	$122.6	$9.6	8%	$(1.3)	(1%)
Universal life insurance	422.9	332.3	239.7	90.6	27%	92.6	39%
Other life insurance	7.2	6.9	5.6	0.3	4%	1.3	23%

Total core life insurance	561.0	460.5	367.9	100.5	22%	92.6	25%
Traditional life insurance	1,574.4	1,582.3	1,675.7	(7.9)	0%	(93.4)	(6%)

Total life insurance	2,135.4	2,042.8	2,043.6	92.6	5%	(0.8)	0%
Annuities	181.0	205.0	237.5	(24.0)	(12%)	(32.5)	(14%)

Segment revenues	$2,316.4	$2,247.8	$2,281.1	$68.6	3%	$(33.3)	(1%)

2007 vs. 2006

Variable universal life insurance revenue increased primarily from higher cost of insurance charges and higher asset-backed fees resulting from growing funds.

Universal life insurance revenue increased primarily due to higher fees and cost of insurance charges from the growth of in-force business and increased investment earnings from higher funds on deposit.

Annuity revenue decreased primarily due to lower interest earned as the result of the decline in funds on deposit in general account funds primarily from discontinued products, offset by an increase in separate account fees on higher asset balances.

2006 vs. 2005

Variable universal life insurance revenue decreased modestly with lower fees being partially offset by higher investment earnings and cost of insurance charges.

Universal life insurance revenue increased due to higher cost of insurance fees from growth of in-force business, increased investment earnings from higher funds on deposit and increased fees from higher sales in 2006.

Traditional life insurance revenue decreased primarily due to lower renewal premiums and slightly lower investment income. Since our demutualization in 2001, we no longer sell participating life insurance policies.

Annuity revenue decreased primarily due to lower interest earned as a result of the decline in funds on deposit in general account funds, primarily for discontinued products.

Composition of Life and Annuity Operating Income before Income Taxes by Product: ($ in millions)	Years Ended December 31,			Increase (decrease) and percentage change
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005

Variable universal life insurance	$41.1	$52.7	$69.6	$(11.6)	(22%)	$(16.9)	(24%)
Universal life insurance	59.6	53.3	47.9	6.3	12%	5.4	11%
Other life insurance	0.5	2.7	1.5	(2.2)	(81%)	1.2	80%

Total core life insurance	101.2	108.7	119.0	(7.5)	(7%)	(10.3)	(9%)

Traditional life, excluding Closed Block	27.7	31.2	(11.7)	(3.5)	(11%)	42.9	367%
Traditional life, Closed Block	67.0	69.8	73.2	(2.8)	(4%)	(3.4)	(5%)

Traditional life insurance	94.7	101.0	61.5	(6.3)	(6%)	39.5	64%

Total life insurance	195.9	209.7	180.5	(13.8)	(7%)	29.2	16%
Annuities	19.8	4.0	12.0	15.8	395%	(8.0)	(67%)

Operating income before income taxes	$215.7	$213.7	$192.5	$2.0	1%	$21.2	11%

2007 vs. 2006

Variable universal life pre-tax operating income decreased due to a deferred policy acquisition cost unlocking in 2006 that did not recur in 2007, partially offset by increases in cost of insurance charges and asset-based fees from higher funds under management and lower death benefits.

Universal life pre-tax operating income increased due to higher fees, cost of insurance charges and investment income resulting from higher sales and funds under management. This was partially offset by an increase in death benefits, non-deferred operating expenses, interest paid on higher funds under management and an increase in policy acquisition cost amortization due to higher insurance margins.

Traditional life, excluding Closed Block, pre-tax operating income decreased due to the receipt of investment income make-whole premiums in 2006 that did not repeat in 2007.

Annuity pre-tax operating income increased due to lower policy acquisition cost amortization because there was a $15.3 million loss from unlocking in 2006 but a more modest $2.0 million gain from unlocking in 2007.

2006 vs. 2005

Variable universal life pre-tax operating income decreased primarily due to higher amortization of deferred policy acquisition costs related to unlocking in 2006 versus 2005 and higher claims in 2006. The effect of unlocking decreased amortization of deferred policy acquisition costs by $17.0 million in 2006 compared to a reduction of $29.1 million in 2005.

Universal life pre-tax operating income increased primarily due to higher insurance margins, with the growth in revenues (discussed above) outpacing the increase in benefits, and higher investment earnings. These increases were partially offset by higher amortization of deferred policy acquisition costs, primarily from improved insurance margins and modestly higher expenses. Amortization was also affected by unlocking which decreased amortization by $12.7 million in 2006 compared to a decrease of $17.6 million in 2005.

Traditional life pre-tax operating income increased primarily due to significantly higher operating income for traditional life, excluding Closed Block, partially offset by a modest decline for the Closed Block. Operating income for traditional life, excluding the Closed Block increased due to lower operating expenses, lower amortization of deferred policy acquisition costs and modestly higher investment earnings, partially offset by higher benefit costs related to an old block of corporate-owned life insurance. The amortization of deferred policy acquisition costs was lower primarily due to the effects of unlocking which decreased amortization by $4.7 million in 2006 and increased amortization by $7.9 million in 2005.

Annuities pre-tax operating income decreased primarily due to lower interest earned and higher amortization of deferred policy acquisition costs, partially offset by lower interest credited and lower operating expenses. Interest earned and interest credited decreased due to lower funds on deposit, primarily related to discontinued products. The increase in amortization of deferred policy acquisition costs was due to the effects of unlocking which increased amortization by $15.3 million in 2006 compared to an increase of $10.7 million in 2005.

Asset Management Segment

Summary Asset Management Financial Data:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Results of Operations
Investment management fees	$147.4	$154.1	$182.1	$(6.7)	(4%)	$(28.0)	(15%)
Mutual fund ancillary fees and other revenue	67.7	54.8	46.5	12.9	24%	8.3	18%
Net investment income	1.6	1.5	1.6	0.1	7%	(0.1)	(6%)

Total segment revenues	216.7	210.4	230.2	6.3	3%	(19.8)	(9%)

Intangible asset amortization	30.4	32.0	33.2	(1.6)	(5%)	(1.2)	(4%)
Intangible asset impairment	—	32.5	10.6	(32.5)	(100%)	21.9	207%
Other operating expenses	178.9	174.5	196.9	4.4	3%	(22.4)	(11%)

Total segment expenses	209.3	239.0	240.7	(29.7)	(12%)	(1.7)	(1%)

Operating income (loss) before income taxes	7.4	(28.6)	(10.5)	36.0	(126%)	(18.1)	172%
Allocated income tax (expense) benefit	(3.3)	10.7	4.7	(14.0)	(131%)	6.0	128%

Operating income (loss)	4.1	(17.9)	(5.8)	22.0	(123%)	(12.1)	209%
Other costs, net of income taxes	—	(8.7)	(8.3)	8.7	(100%)	(0.4)	5%
Realized investment gains (losses), net of income taxes	(0.5)	0.8	(0.3)	(1.3)	(163%)	1.1	367%

Net income (loss)	$3.6	$(25.8)	$(14.4)	$29.4	(114%)	$(11.4)	79%

Our investment management fees are based on assets under management. Approximately 36% of our investment management fees were based on beginning of quarter assets under management while the remaining 64% were based on average daily closing asset values. The following table shows average assets under management.

Assets Under Management: ($ in millions)	As of or for the Years Ended December 31,
	2007	2006	2005
Average fee earning assets
Money market mutual funds	$6,220.6	$4,307.0	$122.8
All other mutual funds	17,013.7	14,219.3	14,980.4
Managed accounts	6,382.0	8,048.2	10,331.0
Institutional	11,761.7	12,718.0	14,127.5
Structured finance products	5,360.0	2,671.1	1,695.2

Total	$46,738.0	$41,963.6	$41,256.9

The following table presents information regarding the third-party assets under management by PXP for the years indicated:

Assets Under Management: ($ in millions)	As of December 31,
	2007	2006	2005
TOTAL
Deposits and reinvestments	$8,336.1	$7,741.4	$10,338.1
Redemptions and withdrawals	(8,849.2)	(11,772.2)	(15,923.8)
Acquisitions (dispositions)/other	(1,120.6)	9,576.7	(101.2)
Performance	(1,283.2)	3,376.8	229.8
Money market net change	502.5	(1,382.8)	(28.4)

Change in assets under management	(2,414.4)	7,539.9	(5,485.5)
Beginning balance	44,962.8	37,422.9	42,908.4

Ending balance	$42,548.4	$44,962.8	$37,422.9

INSTITUTIONAL PRODUCTS
Deposits and reinvestments	$1,237.6	$1,609.2	$5,545.1
Redemptions and withdrawals	(2,002.1)	(3,504.4)	(6,599.1)
Performance	559.3	1,089.2	367.2
Acquisitions (dispositions)/other	(895.2)	(332.6)	(63.3)

Change in assets under management	(1,100.4)	(1,138.6)	(750.1)
Beginning balance	12,294.8	13,433.4	14,183.5

Ending balance	$11,194.4	$12,294.8	$13,433.4

STRUCTURED FINANCE PRODUCTS
Deposits and reinvestments	$2,290.0	$2,423.5	$1,002.3
Redemptions and withdrawals	(352.3)	(1,141.7)	(1,157.9)
Performance	(2,325.5)	171.5	(258.9)

Change in assets under management	(387.8)	1,453.3	(414.5)
Beginning balance	3,963.1	2,509.8	2,924.3

Ending balance	$3,575.3	$3,963.1	$2,509.8

RETAIL PRODUCTS
Mutual Funds
Deposits and reinvestments	$3,596.2	$2,567.5	$2,030.4
Redemptions and withdrawals	(3,826.2)	(2,828.6)	(2,444.0)
Acquisitions (dispositions)/other	(143.9)	9,838.3	120.1
Performance	338.6	1,522.2	184.1
Money market change	502.5	(1,382.8)	(28.4)

Change in assets under management	467.2	9,716.6	(137.8)
Beginning balance	21,863.8	12,147.2	12,285.0

Ending balance	$22,331.0	$21,863.8	$12,147.2

Managed Accounts
Deposits and reinvestments	$1,212.3	$1,141.2	$1,760.3
Redemptions and withdrawals	(2,668.6)	(4,297.5)	(5,722.8)
Performance	144.4	593.9	(62.6)
Acquisitions (dispositions)/other	(81.5)	71.0	(158.0)

Change in assets under management	(1,393.4)	(2,491.4)	(4,183.1)
Beginning balance	6,841.1	9,332.5	13,515.6

Ending balance	$5,447.7	$6,841.1	$9,332.5

2007 vs. 2006

Asset Management net income and operating income increased primarily as a result of an intangible asset impairment in the first quarter of 2006 that did not recur in 2007 and an increase in mutual fund ancillary fees and other revenue resulting from higher average mutual fund assets under management. In addition, net income increased because certain employment and lease related charges associated with the restructuring of the asset management business in 2006 did not recur in 2007.

Total revenues increased primarily due to increased mutual fund ancillary fees and other revenue resulting from higher sales and assets under management, particularly the addition of the Insight Funds in May 2006. Partially offsetting the increase in total revenues was a decrease in investment management fees primarily due to $5.2 million of additional fees associated with the termination of an institutional account in the third quarter of 2006. Otherwise, investment management fees declined slightly, as higher fees for mutual funds and structured products due to higher assets under management were offset by lower fees for managed accounts and institutional accounts due to net outflows.

Total segment expenses decreased primarily due to a $32.5 million pre-tax impairment in the first quarter of 2006 on $33.4 million of identified intangible assets related to certain investment management contracts. This impairment resulted from the termination of the associated management contracts and related lost revenues.

Partially offsetting this decrease in segment expenses was an increase in other operating expenses primarily due to higher distribution and administration expenses relating to higher mutual fund sales and higher average mutual fund assets under management.

There were no other costs, net of income taxes, because the employment and lease related charges associated with the restructuring of the asset management business in 2006 did not recur.

Assets under management decreased $2.4 billion year over year primarily due to an unfavorable $2.3 billion change in market value on structured products. Also contributing to the decrease in assets under management were overall net outflows of $513.1 million and other changes of $(1.1) billion largely driven by a change in the registered investment advisor of certain variable product assets from an asset management subsidiary to a life and annuity subsidiary. Partially offsetting these items were favorable inflows and performance on money market mutual funds of $502.5 million and favorable combined performance on managed accounts, mutual funds and institutional accounts of $1.0 billion.

2006 vs. 2005

Investment management fees decreased primarily due to a decrease in average assets under management (excluding money market mutual funds) for both retail and institutional strategies. Mutual fund ancillary fees and other revenue increased due to an increased amount of mutual fund assets under management.

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

Other operating expenses decreased due to lower employment expenses due to lower salary expense because of a lower number of employees and a decrease in incentive compensation expense, which was primarily driven by lower investment management fees. In addition, mandatorily redeemable interest costs decreased due to the acquisition of the remaining outstanding mandatorily redeemable noncontrolling interests in certain of our asset management subsidiaries during the second and third quarters of 2005.

Allocated income tax benefits increased primarily as a result of higher segment losses in 2006 compared to 2005.

Discontinued Venture Capital Segment

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

See Notes 4 and 10 to our consolidated financial statements in this Form 10-K for more information regarding our Venture Capital segment.

Corporate and Other

Summary Corporate and Other Financial Data: ($ in millions)	Years Ended December 31,			Increase (decrease) and percentage change
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Results of Operations
Corporate investment income	$6.7	$4.6	$0.6	$2.1	46%	$4.0	667%
Investment income from collateralized obligations	15.7	19.0	33.9	(3.3)	(17%)	(14.9)	(44%)
Interest expense on indebtedness	(44.2)	(49.2)	(46.6)	5.0	(10%)	(2.6)	(6%)
Interest expense on non-recourse collateralized obligations	(15.4)	(18.7)	(29.4)	3.3	(18%)	10.7	36%
Corporate expenses	(10.8)	(17.3)	(24.3)	6.5	(38%)	7.0	29%
Other	0.5	(0.4)	(5.5)	0.9	(225%)	5.1	93%

Operating loss before income taxes	(47.5)	(62.0)	(71.3)	14.5	(23%)	9.3	13%
Allocated income tax benefit	29.5	21.2	26.9	8.3	39%	(5.7)	(21%)

Operating loss	(18.0)	(40.8)	(44.4)	22.8	(56%)	3.6	8%
Realized investment gains (losses), net of income taxes and other offsets	(5.8)	21.0	(2.6)	(26.8)	(128%)	23.6	908%
Other costs, net of income taxes	—	(0.4)	(4.0)	0.4	(100%)	3.6	90%

Net loss from continuing operations	(23.8)	(20.2)	(51.0)	(3.6)	18%	30.8	60%
Income (loss) from discontinued operations, net of income taxes	(3.5)	1.1	0.5	(4.6)	(418%)	0.6	120%

Net loss	$(27.3)	$(19.1)	$(50.5)	$(8.2)	43%	$31.4	62%

2007 vs. 2006

The operating loss before income taxes for Corporate and Other decreased primarily due to lower deferred compensation expenses and to lower interest expense from the repayment of surplus notes and promissory notes in late 2006 and early 2007, respectively. We also had higher investment income, driven by higher holding company investment balances resulting from dividends received from Phoenix Life.

Realized investment losses increased $26.8 million to a loss of $5.8 million in 2007 from a gain of $21.0 million in 2006 due to a large gain on a collateralized debt obligation in 2006 that did not recur in 2007.

2006 vs. 2005

The operating loss before income taxes for Corporate and Other decreased primarily due to higher investment earnings, lower allocated corporate expenses and the elimination of interest expense related to the HRH purchase contracts. The HRH stock purchase contracts were settled in 2005.

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

Enterprise Risk Management

During 2003, we implemented a comprehensive, enterprise-wide risk management program. Early in 2004, we appointed a Chief Risk Officer, reporting to the Chief Financial Officer, to oversee all of our risk management activities. We have established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer, to follow our risk management principles and accomplish our objectives. In addition, we have established several management committees overseeing and addressing issues pertaining to all our major risks—operational, market and product—as well as capital management.

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

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through both our investment activities and our insurance operations. Our investment objective is to maximize after-tax investment return within defined risk parameters. Our primary sources of market risk are:

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

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes results primarily from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments. Our insurance liabilities largely comprise dividend-paying individual whole life and universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are exposed to changes in medium-term and long-term U.S. Treasury rates.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2007, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

To calculate duration for liabilities, we project liability cash flows under a number of stochastically-generated interest rate scenarios and discount them to a net present value using a risk-free market rate increased for our own credit risk. For interest-sensitive liabilities the projected cash flows reflect the impact of the specific scenarios on policyholder behavior as well as the effect of minimum guarantees. Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income Financial Instruments: ($ in millions)	As of December 31, 2007
	Carrying Value	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cash and cash equivalents	$577.7	$578.1	$577.7	$577.2
Available-for-sale debt securities	11,970.0	12,533.8	11,970.0	11,406.2
Mortgage loans	15.6	14.6	14.3	14.0

Subtotal	12,563.3	13,126.5	12,562.0	11,997.4
Debt and equity securities pledged as collateral	219.1	225.2	219.1	213.0

Totals	$12,782.4	$13,351.7	$12,781.1	$12,210.4

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2007
($ in millions)	Notional Amount	Weighted- Average Term (Years)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Interest rate swaps	$22.0	9.9	$1.8	$—	$(1.6)
Cross currency swaps	35.0	6.2	(2.0)	(2.9)	(3.7)
Put options	150.0	9.4	26.6	21.5	17.2
Call options	6.2	0.8	0.4	0.5	0.5
Other	56.3	0.7	0.6	0.5	0.5

Totals – general account	$269.5		$27.4	$19.6	$12.9

Non-recourse interest rate swaps held in consolidated collateralized debt obligations	$211.1	0.2	$11.6	$10.7	$7.2

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

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $205.3 million in equity securities on our balance sheet as of December 31, 2007. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the value of these assets by approximately $20.5 million as of December 31, 2007.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2007 and 2006, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $46.7 million and $51.3 million, respectively. This is our exposure to loss should all of our contractholders have died on either December 31, 2007 or 2006. See Note 13 to our consolidated financial statements in this Form 10-K for more information.

Certain life and annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The guaranteed minimum accumulation benefit guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The guaranteed minimum withdrawal benefit guarantees that a policyholder can withdraw 5% for life regardless of market performance. The guaranteed minimum income benefit guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $12.2 million and $7.4 million at December 31, 2007 and 2006, respectively. The GAAP reserves totaled $7.6 million and $5.3 million at December 31, 2007 and 2006, respectively.

The chart below shows the sensitivity of deferred policy acquisition costs for variable annuities and variable universal life to equity market movements. The market movements raise or lower funds under management, which affects future asset-based fees collected, which changes future estimated gross profits, which impacts deferred policy acquisition costs.

Interest Rate Sensitivity of Deferred Policy Acquisition Cost Asset Liability: ($ in millions and net of reinsurance)	As of December 31, 2007
	-10% Equity Market	Carrying Value	+10% Equity Market

Deferred policy acquisition costs (variable annuities)	$265.1	$266.3	$270.0
Deferred policy acquisition costs (variable universal life)	313.7	314.9	315.6

See Note 7 to our consolidated financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2007. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2007, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $25.6 million and $140.7 million, respectively. We made payments totaling $20.0 million and $23.9 million to the pension plan during 2007 and 2006, respectively. We do not expect any required contributions in 2008. See Note 18 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans. In February 2007, we announced a change to our pension plan that was effective July 1, 2007. The change is designed to decrease the volatility of our pension expense over time.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our consolidated financial statements at December 31, 2007.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2007, our general account debt securities, with a carrying value of $11,970.0 million, represented 78.9% of total general account investments. Public debt securities represented 72.5% of total debt securities, with the remaining 27.5% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts which we sponsor. See Note 14 of our consolidated financial statements in this Form 10-K for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2007, our total below investment grade securities totaled $928.7 million, or 7.8%, of our total debt security portfolio. Of that amount, $604.3 million, or 5.0%, of our debt security portfolio was invested in the BB category.

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

General Account Debt Securities at Fair Value: ($ in millions)		As of December 31,
SVO Rating	S&P Equivalent Designation	Total Debt Securities (Fair Value)		Public Debt Securities (Fair Value)		Private Debt Securities (Fair Value)
		2007	2006	2007	2006	2007	2006

1	AAA/AA/A	$7,473.6	$7,897.2	$5,950.6	$6,214.1	$1,523.0	$1,683.1
2	BBB	3,567.7	3,743.7	1,997.9	2,345.4	1,569.8	1,398.3

Total investment grade		11,041.3	11,640.9	7,948.5	8,559.5	3,092.8	3,081.4
3	BB	604.3	765.7	507.7	665.7	96.6	100.0
4	B	227.3	221.4	179.3	175.2	48.0	46.2
5	CCC and lower	84.0	53.2	33.8	38.7	50.2	14.5
6	In or near default	13.1	15.6	6.1	10.1	7.0	5.5

Total debt securities		$11,970.0	$12,696.8	$8,675.4	$9,449.2	$3,294.6	$3,247.6

General Account Debt Securities by Type: ($ in millions)	As of December 31, 2007
			Unrealized Gains (Losses)
	Fair Value	Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$618.8	$605.2	$21.8	$(8.2)	$13.6
State and political subdivision	234.3	224.7	10.9	(1.3)	9.6
Foreign government	197.2	172.0	25.3	(0.1)	25.2
Corporate	7,048.4	7,073.2	161.4	(186.2)	(24.8)
Mortgage-backed	2,830.8	2,880.2	39.8	(89.2)	(49.4)
Other asset-backed	1,040.5	1,116.0	9.7	(85.2)	(75.5)

Total debt securities	$11,970.0	$12,071.3	$268.9	$(370.2)	$(101.3)

Debt securities outside Closed Block:
Unrealized gains	$2,015.5	$1,942.2	$73.3	$—	$73.3
Unrealized losses	3,035.1	3,231.0	—	(195.9)	(195.9)

Total outside the Closed Block	5,050.6	5,173.2	73.3	(195.9)	(122.6)

Debt securities in Closed Block:
Unrealized gains	3,984.6	3,789.0	195.6	—	195.6
Unrealized losses	2,934.8	3,109.1	—	(174.3)	(174.3)

Total in the Closed Block	6,919.4	6,898.1	195.6	(174.3)	21.3

Total debt securities	$11,970.0	$12,071.3	$268.9	$(370.2)	$(101.3)

General Account Debt Securities by Type and Credit Quality:		As of December 31, 2007
		Investment Grade		Below Investment Grade
($ in millions)		Fair Value	Cost	Fair Value	Cost

U.S. government and agency		$606.7	$593.5	$12.1	$11.7
State and political subdivision		234.3	224.7	—	—
Foreign government		88.0	82.1	109.2	89.9
Corporate		6,313.8	6,301.0	734.6	772.2
Mortgage-backed		2,830.8	2,880.2	—	—
Other asset-backed		967.7	1,038.2	72.8	77.8

Total debt securities		$11,041.3	$11,119.7	$928.7	$951.6

Percentage of total debt securities		92.2%	92.1%	7.8%	7.9%

General Account Investment Grade Debt Securities at Fair Value:			As of December 31, 2007
($ in millions)			Total	AAA/AA/A	BBB

U.S. government and agency			$606.7	$594.5	$12.2
State and political subdivision			234.3	220.9	13.4
Foreign government			88.0	33.8	54.2
Corporate			6,313.8	3,087.6	3,226.2
Mortgage-backed			2,830.8	2,763.6	67.2
Other asset-backed			967.7	773.2	194.5

Total debt securities			$11,041.3	$7,473.6	$3,567.7

Percentage of total debt securities			92.2%	62.4%	29.8%

General Account Below Investment Grade Debt Securities at Fair Value: ($ in millions)	As of December 31, 2007
	Total	BB	B	CC or Lower	In or Near Default

U.S. government and agency	$12.1	$—	$—	$7.2	$4.9
Foreign government	109.2	109.2	—	—	—
Corporate	734.6	479.7	198.1	54.7	2.1
Other asset-backed	72.8	15.4	29.2	22.1	6.1

Total debt securities	$928.7	$604.3	$227.3	$84.0	$13.1

Percentage of total debt securities	7.8%	5.0%	1.9%	0.7%	0.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2007 in our debt securities portfolio were banking (7.0%), diversified financial services (4.0%), electrical utilities (3.7%), insurance (3.4%) and oil (2.1%).

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

We invest directly in residential mortgage-backed securities through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our residential mortgage-backed securities portfolio is highly rated. As of December 31, 2007, over 95% of the total residential portfolio was rated AAA or AA. We have $249.4 million of sub-prime exposure, which represents less than 2% of our general account. Substantially all of our sub-prime exposure is investment grade, and 95% is AAA rated, with another 3% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Our exposure to sub-prime mortgages originated after 2005 is less than 1% of our general account, with 98% of those securities rated AAA. We own one collateralized debt obligation that contains sub-prime mortgages where our carrying value of those securities is $0.0 million at December 31, 2007 due to a full impairment taken in the fourth quarter of 2007.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2007
	Book Value	Market Value	% General Account(1)	AAA	AA	A	BBB	BB and Below	% Closed Block
Collateral
Agency	$775.7	$769.7	4.9%	100.0%	0.0%	0.0%	0.0%	0.0%	72.6%
Prime	685.7	655.1	4.2%	91.0%	3.7%	0.0%	5.3%	0.0%	36.1%
Alt-A	340.9	306.7	2.0%	80.6%	13.0%	4.4%	2.0%	0.0%	32.6%
Sub-prime	265.3	249.4	1.6%	95.5%	2.7%	0.5%	1.3%	0.0%	7.5%

Total	$2,067.6	$1,980.9	12.7%	93.4%	3.6%	0.8%	2.2%	0.0%	46.1%

(1)	Percentages based on Market Value.

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

Sources of Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2007	2006	2005

Debt security impairments	$(46.7)	$(7.9)	$(31.2)
Equity security impairments	(0.5)	—	(2.1)
Mortgage loan impairments	—	—	(0.8)
Other investments impairments	(3.9)	—	—
Debt and equity securities pledged as collateral impairments	(0.8)	(1.0)	(1.2)

Impairment losses	(51.9)	(8.9)	(35.3)

Debt security transaction gains	21.9	62.1	19.2
Debt security transaction losses	(10.3)	(20.1)	(37.2)
Equity security transaction gains	12.5	25.7	5.8
Equity security transaction losses	(3.0)	(3.8)	(2.9)
Mortgage loan transaction gains	1.4	3.2	—
Venture capital partnership transaction gains (losses)	—	2.4	(13.9)
Affiliate equity security transaction gains	13.7	10.4	14.4
Affiliate equity security transaction losses	—	—	(10.7)
HRH gain	—	—	86.3
Other investments transaction gains	8.5	5.5	8.4
Other investments transaction losses	(2.8)	—	(1.8)
Real estate transaction gains	1.6	—	8.9
Real estate transaction losses	(0.2)	—	(9.5)
Debt and equity securities pledged as collateral gains	2.6	—	3.0
Debt and equity securities pledged as collateral losses	(0.8)	—	(0.5)

Net transaction gains	45.1	85.4	69.5

Net realized investment gains (losses)	$(6.8)	$76.5	$34.2

Impairment losses increased from $8.9 million in 2006 to $51.9 million in 2007. Affiliate transaction gains of $13.7 million for the year ended December 31, 2007 and $10.4 million for the year ended December 31, 2006 were attributable to the earn-out associated with the sale of Lombard that occurred in the first quarter of 2005. Affiliate transaction gains and losses for the year ended December 31, 2005 included a $14.4 million gain on the sale of our equity investment in Lombard and a $10.7 million realized loss on the sale of our equity investment in Aberdeen. Transaction activity resulted in a gain of $45.1 million for the year ended December 31, 2007 compared to a net gain of $85.4 million for the year ended December 31, 2006. This decrease was primarily due to significant gains realized on certain debt and equity securities in 2006 that did not repeat in 2007 and a significant impairment loss in the fourth quarter of 2007. See Note 10 to our consolidated financial statements in this Form 10-K for additional information.

Gross and Net Unrealized Gains (Losses): ($ in millions)	As of December 31, 2007
	Total		Outside Closed Block		Closed Block
	Gains	Losses	Gains	Losses	Gains	Losses
Debt Securities
Unrealized gains (losses)	$268.9	$(370.2)	$73.3	$(195.9)	$195.6	$(174.3)

Applicable policyholder dividend obligation (reduction)	195.6	(174.3)	—	—	195.6	(174.3)
Applicable deferred policy acquisition costs (benefit)	32.2	(95.8)	32.2	(95.8)	—	—
Applicable deferred income taxes (benefit)	14.4	(35.0)	14.4	(35.0)	—	—

Offsets to net unrealized gains (losses)	242.2	(305.1)	46.6	(130.8)	195.6	(174.3)

Unrealized gains (losses) after offsets	$26.7	$(65.1)	$26.7	$(65.1)	$—	$—

Net unrealized losses after offsets		$(38.4)		$(38.4)		$—

Equity Securities
Unrealized gains (losses)	$37.0	$(4.7)	$8.1	$(0.6)	$28.9	$(4.1)

Applicable policyholder dividend obligation (reduction)	28.9	(4.1)	—	—	28.9	(4.1)
Applicable deferred income taxes (benefit)	2.8	(0.2)	2.8	(0.2)	—	—

Offsets to net unrealized gains (losses)	31.7	(4.3)	2.8	(0.2)	28.9	(4.1)

Unrealized gains (losses) after offsets	$5.3	$(0.4)	$5.3	$(0.4)	$—	$—

Net unrealized gains after offsets	$4.9		$4.9		$—

Total net unrealized losses on debt and equity securities were $69.0 million (unrealized gains of $305.9 million less unrealized losses of $374.9 million). Of that net amount, $115.1 million was outside the Closed Block ($33.5 million after applicable deferred policy acquisition costs and deferred income taxes) and $46.1 million was in the Closed Block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. This analysis is provided for investment grade and below investment grade securities and Closed Block and outside of Closed Block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

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

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the Closed Block, as of December 31, 2007. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the Closed Block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the Closed Block due to the current sufficiency of the policyholder dividend obligation liability in the Closed Block. See Note 5 to our consolidated financial statements in this Form 10-K for more information regarding the Closed Block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on General Account Securities: ($ in millions)	As of December 31, 2007
	Total	0 - 6 Months	6 - 12 Months	Over 12 Months
Debt Securities Outside Closed Block
Total fair value	$3,035.1	$452.7	$573.9	$2,008.5
Total amortized cost	3,231.0	490.8	617.6	2,122.6

Unrealized losses	$(195.9)	$(38.1)	$(43.7)	$(114.1)

Unrealized losses after offsets	$(65.0)	$(12.5)	$(13.3)	$(39.2)

Number of securities	1,762	338	329	1,095

Investment grade:
Unrealized losses	$(169.7)	$(35.2)	$(42.0)	$(92.5)

Unrealized losses after offsets	$(57.0)	$(11.4)	$(12.8)	$(32.8)

Below investment grade:
Unrealized losses	$(26.2)	$(2.9)	$(1.7)	$(21.6)

Unrealized losses after offsets	$(8.0)	$(1.1)	$(0.5)	$(6.4)

Equity Securities Outside Closed Block
Unrealized losses	$(0.6)	$(0.5)	$(0.1)	$—

Unrealized losses after offsets	$(0.4)	$(0.3)	$(0.1)	$—

Number of securities	90	72	18	—

For debt securities outside of the Closed Block with gross unrealized losses, 87.7% of the unrealized losses after offsets pertain to investment grade securities and 12.3% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2007.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss), that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on General Account Securities: ($ in millions)	As of December 31, 2007
	Total	0 - 6 Months	6 - 12 Months	Over 12 Months
Debt Securities Outside Closed Block
Unrealized losses over 20% of cost	$(54.7)	$(54.7)	$—	$—

Unrealized losses over 20% of cost after offsets	$(17.2)	$(17.2)	$—	$—

Number of securities	89	86	1	2

Investment grade:
Unrealized losses over 20% of cost	$(44.1)	$(44.1)	$—	$—

Unrealized losses over 20% of cost after offsets	$(14.6)	$(14.6)	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(10.6)	$(10.6)	$—	$—

Unrealized losses over 20% of cost after offsets	$(2.6)	$(2.6)	$—	$—

Equity Securities Outside Closed Block
Unrealized losses over 20% of cost	$(0.3)	$(0.3)	$—	$—

Unrealized losses over 20% of cost after offsets	$(0.2)	$(0.2)	$—	$—

Number of securities	38	36	2	—

Duration of Gross Unrealized Losses on General Account Securities: ($ in millions)	As of December 31, 2007
	Total	0 - 6 Months	6 - 12 Months	Over 12 Months
Debt Securities Inside Closed Block
Total fair value	$2,934.8	$358.1	$696.3	$1,880.4
Total amortized cost	3,109.1	389.0	746.7	1,973.4

Unrealized losses	$(174.3)	$(30.9)	$(50.4)	$(93.0)

Unrealized losses after offsets	$—	$—	$—	$—

Number of securities	620	105	154	361

Investment grade:
Unrealized losses	$(146.9)	$(28.2)	$(43.5)	$(75.2)

Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(27.4)	$(2.7)	$(6.9)	$(17.8)

Unrealized losses after offsets	$—	$—	$—	$—

Equity Securities Inside Closed Block
Unrealized losses	$(4.1)	$(3.4)	$(0.7)	$—

Unrealized losses after offsets	$—	$—	$—	$—

Number of securities	78	71	7	—

For debt securities in the Closed Block with gross unrealized losses, 84.3% of the unrealized losses pertain to investment grade securities and 15.7% of the unrealized losses pertain to below investment grade securities at December 31, 2007.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on General Account Securities: ($ in millions)	As of December 31, 2007
	Total	0 - 6 Months	6 - 12 Months	Over 12 Months
Debt Securities Inside Closed Block
Unrealized losses over 20% of cost	$(41.6)	$(41.6)	$—	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Number of securities	40	38	—	2

Investment grade:
Unrealized losses over 20% of cost	$(31.6)	$(31.6)	$—	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(10.0)	$(10.0)	$—	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity Securities Inside Closed Block
Unrealized losses over 20% of cost	$(2.4)	$(2.4)	$—	$—

Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Number of securities	29	29	—	—

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows: ($ in millions)	Years Ended December 31,			Increase (decrease) and percentage change

	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Continuing operations:
Cash from operating activities	$292.3	$222.3	$439.5	$70.0	31%	$(217.2)	(49%)
Cash from investing activities	382.1	691.7	886.5	(309.6)	(45%)	(194.8)	(22%)
Cash for financing activities	(519.0)	(799.4)	(1,465.1)	280.4	35%	665.7	45%
Discontinued operations:
Cash from (for) operating activities	(12.1)	21.6	4.4	(33.7)	(156%)	17.2	391%
Cash from (for) investing activities	29.5	(32.8)	1.2	62.3	190%	(34.0)	(2,833%)

2007 vs. 2006

Continuing Operations

Cash from operating activities increased primarily due to higher fees received and lower benefits paid of $111.4 million and $155.2 million, respectively. Partially offsetting these increases were lower premiums received of $52.3 million and higher policy acquisition costs paid of $134.7 million.

Cash from investing activities decreased primarily due to lower proceeds from sales, repayments and maturities, net of new purchases of $308.1 million, resulting from lower policyholder withdrawals.

Cash for financing activities decreased due to higher policyholder deposits and lower policyholder withdrawals, resulting in part from a $206.6 million scheduled maturity in 2006 which did not recur in 2007.

Discontinued Operations

Cash from (for) operating activities decreased $33.7 million to net outflows of $12.1 million due to higher cash settlements in our discontinued reinsurance business in 2006 compared to the lower settlement activity in 2007.

Cash from (for) investing activities improved due to lower capital requirement for the discontinued reinsurance business and the sale of an Argentine subsidiary. See Note 3 to our consolidated financial statements in this Form 10-K for more information.

2006 vs. 2005

Continuing Operations

Cash from operating activities decreased primarily due to proceeds from the sale of trading equity securities of $129.7 million in 2005 from the sale of our investments in Aberdeen and Lombard, higher policy acquisition costs of $141.4 million, lower premiums received of $91.5 million and higher benefits paid of $69.7 million. In addition, income taxes changed by $26.3 million to $0.9 million paid in 2006 compared with $25.4 million received in 2005. The decreases to cash were partially offset by increased investment income and fees received of $25.1 million and $77.1 million, respectively, and lower dividends and operating expenses paid of $58.2 million and $80.4 million, respectively.

Cash from investing activities decreased primarily due to the liquidation of the Mistic CDO in 2005, offset by lower cash generated from continuing operations in 2006 and higher sales of investments in 2006 to fund withdrawals of policyholder deposit funds (as described below in financing activities).

Cash for financing activities decreased primarily due to collateralized obligation repayments which decreased $969.6 million, related mainly to the liquidation of the Mistic CDO, and proceeds received from the settlement of the equity units of $153.7 million. These decreases were offset by higher net withdrawals of policyholder deposit funds of $400.6 million and higher loan pay downs of $55.4 million in 2006. The increase in withdrawals of policyholder deposit funds in 2006 was due to higher surrenders of annuities invested in the general account, primarily related to discontinued products, and a $206.6 million scheduled maturity of an institutionally-placed contract.

See Note 11 to our consolidated financial statements in this Form 10-K for additional information on financing activities.

The Phoenix Companies, Inc. (parent company only)

Summary Cash Flows: ($ in millions)	Years Ended December 31,			Increase (decrease) and percentage change
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005

Cash from operating activities	$80.4	$83.3	$26.0	$(2.9)	(3%)	$57.3	220%
Cash from (for) investing activities	23.0	(200.7)	(22.3)	223.7	111%	(178.4)	(800%)
Cash from (for) financing activities	(11.1)	147.5	(14.8)	(158.6)	(108%)	162.3	1,097%

2007 vs. 2006

Cash from investing activities changed to net inflows in 2007 from net outflows in 2006 primarily due to activities related to our equity units. In 2006, we used the proceeds from the equity units remarketed as senior unsecured obligations to purchase debt securities, while in 2007 we began liquidating certain debt security holdings to prepare for the final payment on the senior unsecured obligations.

Cash for financing activities changed to a net outflow in 2007 from a net inflow in 2006 due to the receipt of equity unit proceeds in 2006 which did not recur in 2007.

2006 vs. 2005

Cash from operating activities increased primarily due to receipt of a higher dividend from our largest life insurance subsidiary.

Cash for investing activities increased due to our use of equity unit proceeds to purchase debt securities and from higher advances and loans made to subsidiaries.

Cash from financing activities increased due to the receipt of equity unit proceeds, as well as stock option exercises.

Recent Developments

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, PXP, by way of a dividend of PXP’s stock to the Company’s shareholders. We expect the spin-off and related transactions, or the “Spin-Off”, to occur during the third quarter of 2008. At this point, decisions regarding the capital structure, expense and overhead support structure and other matters are under review and consideration.

The Phoenix Companies, Inc. Sources and Uses of Cash

Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from PXP. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid a dividend of $92.2 million during 2007 and is able to pay a dividend of $83.8 million in 2008 under this provision. See Note 22 to our consolidated financial statements in this Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

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

On June 6, 2006, we amended and restated our existing $150 million unsecured senior revolving credit facility, dated as of November 22, 2004 (the “Original Facility” and as so amended and restated, the “Amended Facility”). The financing commitments under the Amended Facility will terminate on June 6, 2009. Potential borrowers on the credit line are The Phoenix Companies, Inc., PXP and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life and PXP. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. There are no current borrowings on the credit facility. The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated stockholders’ equity, based on GAAP standards in effect on June 6, 2006 and a maximum consolidated debt-to-capital ratio of 30%. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”. Borrowings under the facility are not conditioned on the absence of a material adverse change.

Under the Amended Facility, the consummation of the Spin-Off may be deemed to be an “Event of Default” which would cause any outstanding indebtedness under the Amended Facility at the time of the Spin-Off to become immediately due and payable and would prevent further borrowings under the Amended Facility following the Spin-Off. The Company and PXP may not be able to refinance outstanding debt, and may not be able to renegotiate or replace the Amended Facility, on favorable terms, which may have an adverse effect on the Company’s and/or PXP’s liquidity and capital resources.

We were in compliance with all of our credit facility covenants at December 31, 2007.

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

The financial strength and debt ratings as of February 25, 2008 were as follows:

Rating Agency	Financial Strength Rating of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	A (“Excellent”)	Stable	bbb (“Adequate”)	Positive
Fitch	A+ (“Strong”)	Stable	Not rated
Moody’s	A3 (“Good”)	Stable	Baa3 (“Adequate”)	Stable
Standard & Poor’s	A- (“Strong”)	Stable	BBB- (“Good”)	Stable

Following our announcement of the Spin-Off of our Asset Management business, on February 8, 2008 A.M. Best Company, Inc. affirmed our A financial strength rating and placed our bbb senior debt rating on positive outlook. On February 11, 2008, Fitch affirmed it’s A+ financial strength rating and withdrew its senior debt rating. On February 7, 2008, Moody’s affirmed our A3 financial strength rating as well as our Baa3 senior debt rating and Standard & Poor’s affirmed our A- financial strength rating as well as our BBB- senior debt rating.

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

Annuity Actuarial Reserves and Deposit Liabilities Withdrawal Characteristics: ($ in millions)	As of December 31,
	2007		2006
	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$201.1	3%	$198.4	3%
Subject to discretionary withdrawal without adjustment	1,127.6	18%	1,225.1	19%
Subject to discretionary withdrawal with market value adjustment	343.9	5%	515.2	8%
Subject to discretionary withdrawal at contract value less surrender charge	367.2	6%	514.9	8%
Subject to discretionary withdrawal at market value	4,238.4	68%	3,906.7	62%

Total annuity contract reserves and deposit fund liability	$6,278.2	100%	$6,360.3	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2007, our Life Companies had approximately $13.5 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2007 were $2.4 billion.

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

During 2007, Phoenix Life paid dividends of $92.2 million to the Company, as Phoenix Life’s sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life’s statutory gain from operations was $115.2 million for the year ended December 31, 2007. The maximum dividend that Phoenix Life can pay in 2008 without prior approval is $83.8 million.

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

Effective as of December 31, 2007, our board of directors has approved the full retirement of the inter-company debt between PNX and PXP by executing a $325.0 million capital contribution from PNX to PXP.

See Note 11 to our consolidated financial statements in this Form 10-K for further details on our financing activities.

Consolidated Financial Condition

Consolidated Balance Sheet:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2007	2006	2007 vs. 2006
ASSETS
Available-for-sale debt securities, at fair value	$11,970.0	$12,696.8	$(726.8)	(6%)
Available-for-sale equity securities, at fair value	205.3	187.1	18.2	10%
Mortgage loans, at unpaid principal balances	15.6	71.9	(56.3)	(78%)
Venture capital partnerships, at equity in net assets	173.7	116.8	56.9	49%
Policy loans, at unpaid principal balances	2,380.5	2,322.0	58.5	3%
Other investments	417.1	308.3	108.8	35%

	15,162.2	15,702.9	(540.7)	(3%)
Available-for-sale debt and equity securities pledged as collateral, at fair value	219.1	267.8	(48.7)	(18%)

Total investments	15,381.3	15,970.7	(589.4)	(4%)
Cash and cash equivalents	577.7	404.9	172.8	43%
Accrued investment income	209.6	215.8	(6.2)	(3%)
Receivables	159.7	218.6	(58.9)	(27%)
Deferred policy acquisition costs	2,081.2	1,752.7	328.5	19%
Deferred income taxes	36.9	37.1	(0.2)	(1%)
Other intangible assets	208.2	237.5	(29.3)	(12%)
Goodwill	484.5	471.1	13.4	3%
Other assets	247.5	240.2	7.3	3%
Separate account assets	10,820.3	9,458.6	1,361.7	14%

Total assets	$30,206.9	$29,007.2	$1,199.7	4%

LIABILITIES
Policy liabilities and accruals	$13,791.2	$13,515.7	$275.5	2%
Policyholder deposit funds	1,808.9	2,228.4	(419.5)	(19%)
Indebtedness	627.7	685.4	(57.7)	(8%)
Other liabilities	551.0	539.0	12.0	2%
Non-recourse collateralized obligations	317.9	344.0	(26.1)	(8%)
Separate account liabilities	10,820.3	9,458.6	1,361.7	14%

Total liabilities	27,917.0	26,771.1	1,145.9	4%

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,617.4	2,601.6	15.8	1%
Accumulated deficit	(9.8)	(111.3)	101.5	(91%)
Accumulated other comprehensive loss	(138.2)	(74.7)	(63.5)	85%
Treasury stock	(179.5)	(179.5)	—	0%

Total stockholders’ equity	2,289.9	2,236.1	53.8	2%

Total liabilities, minority interest and stockholders’ equity	$30,206.9	$29,007.2	$1,199.7	4%

2007 vs. 2006

Equity securities increased due to additional funding made in this asset class in 2007.

Mortgage loans decreased due to the sale of the majority of the portfolio in 2007. There were no new investments in mortgage loans.

Venture capital partnerships increased due to new commitments, additional contributions and equity in earnings, partially offset by distributions of $30.1 million. Venture capital investments in the Closed Block increased by $59.3 million while Open Block investments decreased by $2.4 million.

Other investments increased primarily due new investments made in mezzanine partnerships and direct equity holdings. In addition, we began hedging our GMAB and GMWB liabilities in 2006 and 2007 respectively, and consequently, have increased derivative assets in 2007 related to additional sales of products with those riders.

Receivables decreased due to reductions to reinsurance recoverables related to lower death benefit accruals.

Composition of Deferred Policy Acquisition Costs by Product: ($ in millions)	As of December 31,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006

Variable universal life	$358.9	$364.2	$(5.3)	(1%)
Universal life	820.8	527.1	293.7	56%
Variable annuities	310.0	281.3	28.7	10%
Fixed annuities	14.0	21.3	(7.3)	(34%)
Traditional life	577.5	558.8	18.7	3%

Total deferred policy acquisition costs	$2,081.2	$1,752.7	$328.5	19%

Other intangible assets decreased due to amortization during 2007.

Separate account assets increased 14% primarily due to favorable investment performance and new deposits. Separate account liabilities increased by a corresponding amount.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

See Note 7 to our consolidated financial statements in this Form 10-K for additional information.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments: ($ in millions)	As of December 31, 2007
	Total	2008	2009 –2010	2011 –2012	Thereafter
Contractual Obligations Due
Indebtedness(1)	$628.7	$153.7	$—	$—	$475.0
Operating lease obligations	24.7	9.8	8.6	2.8	3.5
Other purchase liabilities(2)(3)	135.7	52.9	55.7	21.9	5.2

Total fixed contractual obligations	789.1	216.4	64.3	24.7	483.7
Other long-term liabilities(4)	73,197.2	2,954.9	5,293.8	5,439.6	59,508.9

Subtotal	$73,986.3	$3,171.3	$5,358.1	$5,464.3	$59,992.6
Non-recourse collateralized obligations(5)	307.2	—	—	—	307.2

Total contractual obligations(6)	$74,293.5	$3,171.3	$5,358.1	$5,464.3	$60,299.8

Commercial Commitment Expirations
Standby letters of credit(7)	$55.6	$55.6	$—	$—	$—
Other commercial commitments(3)(8)	164.4	62.6	56.8	40.2	4.8

Total commercial commitments	$220.0	$118.2	$56.8	$40.2	$4.8

(1)	Indebtedness amounts include principal only
(2)	Other purchase liabilities relate to open purchase orders, required pension funding and other contractual obligations.
(3)	Commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.
(4)

Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by our life insurance subsidiaries. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets. Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our Closed Block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements in this Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2007 Consolidated Balance Sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(5)

Non-recourse obligations are not direct liabilities of ours, as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 14 to our consolidated financial statements in this Form 10-K for additional information.

(6)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $17.9 million of unrecognized tax benefits have been excluded from this table. See Note 16 to our consolidated financial statements in this Form 10-K for additional information on unrecognized tax benefits.

(7)	Our standby letters of credit automatically renew on an annual basis.
(8)

Other commercial commitments relate to venture capital partnerships ($142.1 million) and private placements ($22.3 million). The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement. The obligations related to private placements are all due to be funded during 2008.

Commitments Related to Recent Business Combinations

PFG Holdings, Inc. (“PFG”)

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation. The initial purchase consideration was $16.7 million in addition to a contingent obligation for additional purchase consideration based on the achievement of certain performance targets through 2007 and the appraised value of PFG as of December 31, 2007. Through November 2007, we paid additional consideration of $19.4 million, including $13.4 million, $0.0 million and $3.0 million during 2007, 2006 and 2005 respectively. In November 2007, we amended the original purchase agreement to extend the term of the agreement through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As a result, we may be obligated to make additional cash payments of $17.6 million by June 2010 if certain performance targets are met through December 2009. Since the contingent payments are based on the achievement of performance targets, the actual payments may be lower. If the performance targets are exceeded, the actual payments may be higher, subject to a maximum of $77.1 million. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, a portion of the contingent payments will be accounted for as goodwill, and the amounts related to performance in excess of targets will be expensed, if and when achieved.

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $26.1 million, $33.8 million and $28.2 million for 2007, 2006 and 2005, respectively.

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

Funded Status of Qualified and Non-Qualified Pension Plans: ($ in millions)	Employee Plan		Supplemental Plan
	As of December 31,
	2007	2006	2007	2006

Plan assets, end of year	$501.2	$482.9	$—	$—
Projected benefit obligation, end of year	(526.8)	(522.9)	(140.7)	(126.6)

Plan assets less than projected benefit obligations, end of year	$(25.6)	$(40.0)	$(140.7)	$(126.6)

The changes in the projected benefit obligations of the employee plan and the supplemental plan at December 31, 2007 as compared to December 31, 2006 are principally the result of accrued service cost and interest cost.

We made payments totaling $20.0 million to the pension plan during 2007. We do not expect any required contributions in 2008.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $(70.9) million and $(79.0) million as of December 31, 2007 and 2006, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 14 to our consolidated financial statements in this Form 10-K for more information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) decreased from $1,134.8 million at December 31, 2006 to $1,055.6 million at December 31, 2007. The principal factors resulting in this decrease were the dividend of $92.2 million paid to the parent and the acquisition costs associated with a significant increase in new business.

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

At December 31, 2007, Phoenix Life’s Total Adjusted Capital level was in excess of 400% of Company Action Level and each of its insurance subsidiaries’ levels were in excess of 350%.

See Note 22 to our consolidated financial statements in this Form 10-K regarding the Life Companies’ statutory financial information and regulatory matters.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At December 31, 2007 the largest of these subsidiaries had net capital of approximately $7.4 million, which is $6.5 million in excess of its required minimum net capital of $0.9 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 1.84:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at December 31, 2007 and their respective net capital each exceeded the applicable regulatory minimum.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages F-1 through F-2 below.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2007, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2008 annual meeting of shareholders, or our 2008 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Audit Committee Charter and Report”.

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2008.

DONA D. YOUNG, age 54, has been Chairman of the Company and Phoenix Life since April 2003, Chief Executive Officer since January 2003, President since 2000; Chief Operating Officer of the Company and Phoenix Life from February through December 2002; Executive Vice President, Individual Insurance and General Counsel of Phoenix Life from 1994 to 2000.

PETER A. HOFMANN, age 49, has been Senior Executive Vice President and Chief Financial Officer of the Company since November 2007. Previously, Mr. Hofmann served as Executive Vice President, head of the Office of the Chairman and Strategic Relations and Chief Strategic Officer of the Company since February 2007, and as Senior Vice President and Chief Strategic Officer of the Company since January 2004. Mr. Hofmann joined the Company in 2001 to establish the investor relations function and to prepare the Company for its demutualization and initial public offering.

GEORGE R. AYLWARD, JR., age 43, has been Senior Executive Vice President and President, Asset Management of the Company since February 2007. Previously, Mr. Aylward served as Senior Vice President, Asset Management of the Company and as President of PXP since November 2006. Mr. Aylward also served as Senior Vice President and Chief Operating Officer, Asset Management of the Company from 2004 through 2006 and as Chief of Staff to Mrs. Young from 2002 through 2004. Mr. Aylward joined the Company in 1996 and served in several senior financial positions in its Asset Management business prior to 2002.

PHILIP K. POLKINGHORN, age 50, has been Senior Executive Vice President and President, Life and Annuity of the Company since February 2007. Previously, Mr. Polkinghorn served as Executive Vice President, Life and Annuity of the Company since March 2004. Prior to joining the Company in 2004, Mr. Polkinghorn had been Vice President of Sun Life Financial Company since 2001 with responsibility for the overall management of its annuity business.

JAMES D. WEHR, age 50, has been Senior Executive Vice President and Chief Investment Officer of the Company since February 2007. Previously, Mr. Wehr served as Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, he was Senior Managing Director and Portfolio Manager of PXP from 1995 through 2003. He joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

DAVID R. PELLERIN, age 48, has been Senior Vice President and Chief Accounting Officer of the Company since November 2007. Previously, Mr. Pellerin served as Senior Vice President and Chief Financial Officer, Asset Management of the Company since February 2007 and as Vice President and Chief Financial Officer, Asset Management of the Company since November 2006. Mr. Pellerin joined the Company in 1983 and has held numerous senior financial roles, including Vice President, Corporate Finance of the Company and Vice President and Chief Financial Officer of American Phoenix, which was formerly the Company’s wholly-owned property casualty brokerage subsidiary.

Code of Ethics

We have a code of ethics that is applicable to all of our Company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code (our “Code of Conduct”) may be reviewed on our web site at www.phoenixwm.com, in the Investor Relations section. The latest amendments to the Code of Conduct will be reflected, together with a description of the nature of any amendments, other than ones that are technical, administrative or non-substantive, on the above web site. In the event we ever waive compliance with the code by our principal executive officer, our principal financial officer, or our principal accounting officer, we will disclose the waiver on that web site. Copies of our code may also be obtained without charge by sending a request either by mail to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056, or by e-mail to: corporate.secretary@phoenixwm.com.

Item 11.	Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of our 2008 Proxy Statement.

The information required by Item 201(d) of Regulation S-K follows.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2007 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average issue price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders: – 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan(2)	3,067,821(3)	N/A	1,550,769

Equity compensation plans not approved by the Company’s shareholders: – Stock Incentive Plan(4) – Directors Stock Plan(6) – Executive Employment Agreement(9)	3,936,786(5) 150,700(7) 394,737(8)	$14.74 $16.20 N/A	978,283 833,043 —
Total plans not approved by shareholders	4,482,223	$14.79	1,811,326
Total	7,550,044	$14.79	3,362,095

(1)	Indebtedness amounts include principal only.

(2)	A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as an exhibit to our 2003 Proxy Statement filed by the Company with the SEC on March 21, 2003.

(3)

This figure consists of the shares underlying 662,460 RSUs that vest over time, 1,798,536 RSUs that are subject to performance contingencies and 606,825 RSUs that are subject to no contingencies (but which are not currently convertible). Included in these figures are RSUs granted to Mrs. Young in connection with her Amended and Restated Employment Agreement as described in the Form 8-K filed by the Company on May 18, 2005.

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

(5)

This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (3,064,849 of which are fully vested and 871,937 of which are subject to vesting with the passage of time).

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

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Corporate Governance” of our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm” of our 2008 Proxy Statement.

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
3.	Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Form 10-K. Exhibit numbers 10.1 through 10.35 are management contracts or compensatory plans or arrangements.

In reliance upon Item 601(4)(iii) of Regulation S-K, we hereby give notice that, in connection with the filing of this Annual Report on Form 10-K, we do not intend to file as exhibits copies of our instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated: February 29, 2008	By: /s/ Dona D. Young
Dona D. Young
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 29, 2008	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 29, 2008	By: /s/ David R. Pellerin
David R. Pellerin
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated February 29, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Tracy L. Rich
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Phoenix Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 25, 2008

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheet

($ in millions, except share data)

December 31, 2007 and 2006

	2007	2006
ASSETS:
Available-for-sale debt securities, at fair value	$11,970.0	$12,696.8
Available-for-sale equity securities, at fair value	205.3	187.1
Mortgage loans, at unpaid principal balances	15.6	71.9
Venture capital partnerships, at equity in net assets	173.7	116.8
Policy loans, at unpaid principal balances	2,380.5	2,322.0
Other investments	417.1	308.3

	15,162.2	15,702.9
Available-for-sale debt and equity securities pledged as collateral, at fair value	219.1	267.8

Total investments	15,381.3	15,970.7
Cash and cash equivalents	577.7	404.9
Accrued investment income	209.6	215.8
Receivables	159.7	218.6
Deferred policy acquisition costs	2,081.2	1,752.7
Deferred income taxes	36.9	37.1
Intangible assets	208.2	237.5
Goodwill	484.5	471.1
Other assets	247.5	240.2
Separate account assets	10,820.3	9,458.6

Total assets	$30,206.9	$29,007.2

LIABILITIES:
Policy liabilities and accruals	$13,791.2	$13,515.7
Policyholder deposit funds	1,808.9	2,228.4
Indebtedness	627.7	685.4
Other liabilities	551.0	539.0
Non-recourse collateralized obligations	317.9	344.0
Separate account liabilities	10,820.3	9,458.6

Total liabilities	27,917.0	26,771.1

COMMITMENTS AND CONTINGENCIES (NOTES 23, 24 & 25)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,604,486 and 125,001,730 shares issued	1.3	1.3
Additional paid-in capital	2,616.1	2,600.3
Accumulated deficit	(9.8)	(111.3)
Accumulated other comprehensive loss	(138.2)	(74.7)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)

Total stockholders’ equity	2,289.9	2,236.1

Total liabilities, minority interest and stockholders’ equity	$30,206.9	$29,007.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Income and Comprehensive Income

($ in millions, except per share data)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUES:
Premiums	$798.3	$839.7	$928.7
Insurance, investment management and product fees	653.2	560.6	501.7
Mutual fund ancillary fees and other revenue	67.7	54.8	46.5
Investment income, net of expenses	1,060.4	1,049.9	1,100.3
Net realized investment gains (losses)	(6.8)	76.5	34.2

Total revenues	2,572.8	2,581.5	2,611.4

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,303.7	1,331.5	1,376.7
Policyholder dividends	380.0	399.1	364.4
Policy acquisition cost amortization	198.7	148.7	132.1
Intangible asset amortization	30.4	32.0	33.8
Intangible asset impairment	—	32.5	10.6
Interest expense on indebtedness	44.2	49.2	46.6
Interest expense on non-recourse collateralized obligations	15.4	18.7	29.4
Other operating expenses	439.9	428.4	482.8

Total benefits and expenses	2,412.3	2,440.1	2,476.4

Income from continuing operations before income taxes	160.5	141.4	135.0
Income tax expense	(33.1)	(42.6)	(27.1)

Income from continuing operations	127.4	98.8	107.9
Income (loss) from discontinued operations, net of income taxes	(3.5)	1.1	0.5

Net income	$123.9	$99.9	$108.4

EARNINGS PER SHARE:
Earnings from continuing operations – basic	$1.12	$0.89	$1.14
Earnings from continuing operations – diluted	$1.10	$0.87	$1.05
Net earnings – basic	$1.09	$0.90	$1.14
Net earnings – diluted	$1.07	$0.88	$1.06

Basic weighted-average common shares outstanding (in thousands)	114,091	110,932	95,045
Diluted weighted-average common shares outstanding (in thousands)	115,989	113,181	102,438

COMPREHENSIVE INCOME:
Net income	$123.9	$99.9	$108.4
Other comprehensive income (loss)	(63.5)	13.9	(117.0)

Comprehensive income (loss)	$60.4	$113.8	$(8.6)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Cash Flows

($ in millions)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES:
Premiums collected	$776.8	$829.1	$920.6
Insurance, investment management and product fees collected	736.1	624.7	547.6
Investment income collected	983.9	998.2	973.1
Proceeds from sale of trading securities	—	—	129.7
Policy benefits paid, excluding policyholder dividends	(930.4)	(1,085.6)	(1,015.9)
Policyholder dividends paid	(338.4)	(339.8)	(398.0)
Policy acquisition costs paid	(463.8)	(329.1)	(187.7)
Interest expense on indebtedness paid	(44.6)	(44.8)	(42.3)
Interest expense on collateralized obligations paid	(16.5)	(17.8)	(20.9)
Other operating expenses paid	(404.1)	(411.7)	(492.1)
Income taxes (paid) refunded	(6.7)	(0.9)	25.4

Cash from continuing operations	292.3	222.3	439.5
Discontinued operations, net	(12.1)	21.6	4.4

Cash from operating activities	280.2	243.9	443.9

INVESTING ACTIVITIES:
Investment purchases (Note 10)	(4,406.1)	(5,242.0)	(4,860.1)
Investment sales, repayments and maturities (Note 10)	4,789.0	5,933.0	4,804.5
Debt and equity securities pledged as collateral sales	33.3	26.5	956.0
Subsidiary purchases	(14.5)	(6.1)	(16.0)
Subsidiary sales	—	—	10.7
Premises and equipment additions	(19.6)	(19.7)	(25.9)
Premises and equipment disposals	—	—	17.3
Discontinued operations, subsidiary purchase (Note 3)	(5.0)	—	—
Sale of discontinued operations (Note 3)	14.9	—	—
Discontinued operations, net	19.6	(32.8)	1.2

Cash from investing activities	411.6	658.9	887.7

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	745.9	638.6	609.6
Policyholder deposit fund withdrawals	(1,167.4)	(1,470.9)	(1,041.3)
Indebtedness repayments	(57.2)	(65.0)	(9.6)
Common stock issued for equity units stock purchase contracts	—	153.7	—
Collateralized obligations repayments	(23.3)	(39.5)	(1,009.1)
Common stock dividends paid	(18.4)	(18.1)	(15.2)
Proceeds from stock options exercised	1.4	1.8	0.5

Cash for financing activities	(519.0)	(799.4)	(1,465.1)

Change in cash and cash equivalents	172.8	103.4	(133.5)
Cash and cash equivalents, beginning of year	404.9	301.5	435.0

Cash and cash equivalents, end of year	$577.7	$404.9	$301.5

Included in cash and cash equivalents above is cash pledged as collateral of $12.0 million, $3.1 million, and $15.2 million at December 31, 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
COMMON STOCK:
Balance, beginning of year	$1.3	$1.1	$1.1
Common shares issued	—	0.2	—

Balance, end of year	$1.3	$1.3	$1.1

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,600.3	$2,437.6	$2,431.5
Compensation expense recognized on restricted stock units	14.0	7.8	3.7
Conversion of restricted stock units to common shares, net	(3.6)	(3.2)	—
Stock options awarded as compensation	2.7	2.8	1.9
Stock options exercised	1.6	1.8	0.5
Common shares issued on settlement of equity units	—	153.5	—
Tax benefit on employee stock options and awards	1.1	—	—

Balance, end of year	$2,616.1	$2,600.3	$2,437.6

ACCUMULATED DEFICIT:
Balance, beginning of year	$(111.3)	$(193.1)	$(285.6)
Adjustment for initial application of FIN 48 (Note 2)	(4.0)	—	—
Net income	123.9	99.9	108.4
Excess of cost over fair value of common shares contributed to employee savings plan	—	—	(0.7)
Common stock dividend declared ($0.16 per share)	(18.4)	(18.1)	(15.2)

Balance, end of year	$(9.8)	$(111.3)	$(193.1)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(74.7)	$(59.0)	$58.0
Other comprehensive income (loss)	(63.5)	13.9	(117.0)
Adjustment for initial application of SFAS 158 (Notes 2 and 18)	—	(29.6)	—

Balance, end of year	$(138.2)	$(74.7)	$(59.0)

TREASURY STOCK, AT COST:
Balance, beginning of year	$(179.5)	$(179.5)	$(182.6)
Common shares contributed to employee savings plan	—	—	3.1

Balance, end of year	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of year	$2,236.1	$2,007.1	$2,022.4
Change in stockholders’ equity	53.8	229.0	(15.3)

Stockholders’ equity, end of year	$2,289.9	$2,236.1	$2,007.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Consolidated Financial Statements

($ in millions, except per share and per unit data)

Years Ended December 31, 2007, 2006 and 2005

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

The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd, or PXP. We provide life insurance, annuity and investment products through a wide variety of third-party financial professionals and intermediaries.

On February 7, 2008, we announced plans to pursue a spin off of our asset management subsidiary, PXP. See Note 28 for further information regarding this proposed transaction. The Notes to these financial statements include disclosures that reflect the Company’s business and organization as currently structured.

2.  Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 14 to these financial statements. Significant intercompany balances and transactions have been eliminated. We have reclassified certain amounts for 2006 and 2005 to conform with the 2007 presentation.

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

Adoption of new accounting standards

We adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $4.0 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 that would, if recognized, impact the annual effective tax rate upon recognition was $21.0 million. See Note 16 to these financial statements for more information.

2.  Basis of Presentation and Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158. Additional minimum pension liabilities, or AML, and related intangible assets are derecognized upon adoption of the new standard. SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans. This guidance is effective for fiscal years ending after December 15, 2006. The new guidance also requires that the plan assets and benefit obligation be measured as of the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 as of December 31, 2006. The effect, as of that date, increased assets by $9.8 million, increased liabilities by $39.4 million and decreased equity, through accumulated other comprehensive income, by $29.6 million. See Note 18 to these financial statements for additional information related to employee benefit plans.

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

Pro forma earnings and earnings per share, as if we had applied the fair value method of accounting for stock-based compensation awarded prior to December 31, 2002, follow:

Pro forma Net Income and Earnings Per Share: ($ amounts in millions, except per share data)	Year Ended Dec 31, 2005

Net income, as reported	$108.4
Add: Employee stock option compensation expense included in net income, net of applicable income taxes	1.6
Deduct: Employee stock option compensation expense determined under fair value accounting for all awards, net of applicable income taxes	(3.9)

Pro forma net income	$106.1

Basic earnings per share:
As reported	$1.14
Pro forma	$1.12
Diluted earnings per share:
As reported	$1.06
Pro forma	$1.04

Under the fair value method, all awards made prior to December 31, 2002 would have been fully expensed by December 31, 2005. Accordingly, there is no pro forma effect on 2007 or 2006 net income.

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

Accounting standards not yet adopted

In December 2007, the FASB issued SFAS No. 141(R), Accounting for Business Combinations, or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the combination and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

2.  Basis of Presentation and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 requires all entities to report noncontrolling interests in subsidiaries in the same way—as equity in the consolidated financial statements and requires that associated transactions be treated as equity transactions—and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as of January 1, 2008. We expect to record the cumulative effect of adoption with no net effect to equity, as further described below.

We have elected to apply the SFAS 159 fair value option to $74.6 million of available-for-sale equity securities. These securities back our deferred compensation liabilities. Currently, changes in the fair value of the securities are recorded in other comprehensive income while changes in the liability are recorded in earnings. Electing the fair value option will result in a decrease to accumulated other comprehensive loss and an offsetting increase to accumulated deficit of approximately $2.9 million, net of tax, and allows us to mitigate the associated accounting volatility. Following election of the fair value option, changes in the fair value of these securities will be recorded in earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We will adopt SFAS 157 effective January 1, 2008. We do not expect adoption of this statement to have a material impact on our financial position and results of operations.

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

Derivative instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable products. We recognize derivative instruments on the balance sheet at fair value. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, on the balance sheet, excluding embedded derivatives. Embedded derivatives are recorded on the balance sheet with the associated host contract.

We do not designate the purchased derivatives related to living benefits as hedges for accounting purposes. For other derivatives, we designate each instrument according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses.

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

Goodwill and other intangible assets

We do not record amortization expense on goodwill and other intangible assets with indefinite lives, but we record amortization expense for those intangible assets with definite estimated lives. For goodwill and indefinite-lived intangible assets, we perform impairment tests at the reporting-unit level at least annually. For definite-lived intangible assets, we test for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with the conversion of our Asset Management business to a wholly owned structure in 2005, we consolidated our asset management related goodwill into a single reporting unit for purposes of impairment testing. To test our asset management-related goodwill for impairment, we calculate the fair value of the reporting unit based on the sum of a multiple of revenue plus the fair value of the unit’s tangible net assets. For goodwill in our life and annuity segment, we calculate the fair value of the reporting unit based on the sum of its statutory book value, value of business in force and value of estimated new business. To test for impairment of indefinite-lived intangible assets, we calculate the fair value of assets as a multiple of revenue. We calculate the fair value of definite-lived intangible assets based on their projected cash flows. We compare the calculated fair value to the recorded values and record an impairment, if warranted. Each quarter, we also evaluate the remaining useful life of definite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Amortization expense for definite-lived intangible assets is calculated on a straight-line basis.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Premises and equipment

Premises and equipment, consisting primarily of office buildings occupied by us, are stated at cost less accumulated depreciation and amortization and are included in other assets. We depreciate buildings on the straight-line method over 10 to 45 years and equipment primarily on a modified accelerated method over three to 10 years. We amortize leasehold improvements over the terms of the related leases.

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

Certain contracts may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no-lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the excess benefits and recognizing the excess ratably over the accumulation period based on total expected assessments.

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

In our financial statements, we present Closed Block assets, liabilities, revenues and expenses together with all other assets, liabilities, revenues and expenses. Within Closed Block liabilities, we have established a policyholder dividend obligation to record an additional liability to Closed Block policyholders for cumulative Closed Block earnings in excess of expected amounts calculated at the date of demutualization. These Closed Block earnings will not inure to shareholders, but will result in additional future dividends to Closed Block policyholders unless otherwise offset by future performance of the Closed Block that is less favorable than expected.

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

Investment management and mutual fund ancillary fees

Investment management fees and mutual fund ancillary fees are recorded as income during the period in which services are performed. Investment management fees are generally computed and earned based upon a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payment. Management fees contingent upon achieving certain levels of performance are recorded when the contingencies are resolved.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Mutual fund ancillary fees consist of distribution fees, administrative fees, shareholder service agent fees and fund accounting fees. These fees are earned based on average assets or number of accounts.

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

Income taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, or SFAS 109. Accordingly, income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryovers. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any reduction in allowances in accordance with SFAS 109’s intraperiod allocation rules. We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense.

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

3.  Business Combinations and Dispositions

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc., or PFG, the holding company for our private placement operation. The initial purchase consideration was $16.7 million in addition to a contingent obligation for additional purchase consideration based on the achievement of certain performance targets through 2007 and the appraised value of PFG as of December 31, 2007. Through November 2007, we paid additional consideration of $19.4 million, including $13.4 million, $0.0 million and $3.0 million during 2007, 2006 and 2005 respectively. In November 2007, we amended the original purchase agreement to extend the term of the agreement through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As a result, we may be obligated to make additional cash payments of $17.6 million by June 2010 if certain performance targets are met through December 2009. Since the contingent payments are based on the achievement of performance targets, the actual payments may be lower. If the performance targets are exceeded, the actual payments may be higher, subject to a maximum of $77.1 million. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, a portion of the contingent payments will be accounted for as goodwill, and the amounts related to performance in excess of targets will be expensed, if and when achieved.

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A., or EMCO, an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. This loss, as well as EMCO’s results up through the date of sale, are reported in discontinued operations in these financial statements. Prior year results have also been reported in discontinued operations.

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

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC, or KAR. In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder, plus deferred interest, was paid on January 2, 2007. The interest rate on the notes was 4.75%.

SCM Advisors, LLC (formerly named Seneca Capital Management)

On May 2, 2005, we completed the acquisition of the minority interest in Seneca Capital Management, or Seneca, thereby increasing our ownership to 100%. The effect of this acquisition was not material to our consolidated financial statements.

The mandatorily redeemable noncontrolling interests in our less than wholly owned asset management subsidiaries were subject to certain agreements, which were executed at the time of the acquisition. Upon acquisition of the remaining outstanding mandatorily redeemable interests, any previous rights under these agreements were nullified. We recorded $77.6 million of additional redemption or purchase price in 2005 related to the redemption of noncontrolling membership interests that existed at the time of acquisition with certain of our majority-owned subsidiaries.

3.  Business Combinations and Dispositions (continued)

Aberdeen Asset Management, PLC

On January 14, 2005, we closed the sale of our equity holdings in Aberdeen Asset Management PLC, or Aberdeen, a United Kingdom-based asset management company, for net proceeds of $70.4 million, resulting in an after-tax realized investment loss of $7.0 million in our 2005 consolidated statement of operations.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A., or Lombard, for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

W.S. Griffith Securities, Inc. and Main Street Management Company

Effective May 31, 2004, we sold our retail affiliated broker-dealer operations to Linsco/Private Ledger Financial Services, or LPL. During 2005, we realized a gain of $1.5 million related to contingent consideration based on gross distribution concessions earned by LPL during the first year following the sale.

4.  Business Segments

We have two reportable operating segments—Life and Annuity, and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure as well as interest expense and indebtedness are included in Corporate and Other. Through December 31, 2005, we also reported a Venture Capital segment. Effective January 1, 2006, the Venture Capital segment was eliminated as further described below.

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our Closed Block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three years ended December 31, 2007. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

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

We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. Excess investment income on debt and equity securities pledged as collateral represent investment advisory fees earned by our asset management subsidiary and are allocated to the Asset Management segment as investment management fees for segment reporting purposes only.

4.  Business Segments (continued)

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

Segment Information on Assets: ($ in millions)	As of December 31,
	2007	2006
Segment Assets
Life and annuity segment	$28,680.8	$27,154.4
Asset management segment	751.2	781.0
Corporate and other	753.9	1,026.5
Net assets of discontinued operations (Note 21)	21.0	45.3

Total assets	$30,206.9	$29,007.2

4.  Business Segments (continued)

Segment Information on Revenues: ($ in millions)	Years Ended December 31,
	2007	2006	2005
Segment Revenues
Life and annuity segment	$2,316.4	$2,247.8	$2,281.1
Asset management segment	216.7	210.4	230.2
Elimination of inter-segment revenues	11.6	9.8	9.4
Venture capital segment	—	—	14.8
Corporate and other	34.9	37.0	41.7
Net realized investment gains (losses)	(6.8)	76.5	34.2

Total revenues	$2,572.8	$2,581.5	$2,611.4

Results of Operations by Segment as Reconciled to Consolidated Net Income: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Life and annuity segment	$215.7	$213.7	$192.5
Asset management segment	7.4	(28.6)	(10.5)
Venture capital segment	—	—	14.8
Corporate and other	(47.5)	(62.0)	(71.3)
Applicable income tax expense	(40.3)	(36.0)	(24.9)
Income (loss) from discontinued operations, net of income taxes	(3.5)	1.1	0.5
Realized investment gains (losses), net of income taxes and other offsets	(7.9)	20.8	19.8
Other costs, net of income taxes	—	(9.1)	(12.5)

Net income	$123.9	$99.9	$108.4

Life and annuity segment

Segment information on assets and segment income follows:

Life and Annuity Segment Assets: ($ in millions)		As of December 31,
		2007	2006

Investments		$15,103.5	$15,342.1
Cash and cash equivalents		289.0	201.8
Accrued investment income		203.5	205.4
Receivables		105.6	141.1
Deferred policy acquisition costs		2,081.2	1,752.7
Goodwill		30.1	16.8
Other general account assets		47.6	35.9
Separate accounts		10,820.3	9,458.6

Total segment assets		$28,680.8	$27,154.4

Life and Annuity Segment Income: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Premiums	$798.3	$839.7	$928.7
Insurance, investment management and product fees	506.7	407.2	324.7
Net investment income	1,011.4	1,000.9	1,027.7

Total segment revenues	2,316.4	2,247.8	2,281.1

Policy benefits, including policyholder dividends	1,672.1	1,675.9	1,746.1
Policy acquisition cost amortization	198.5	152.1	114.5
Other operating expenses	230.1	206.1	228.0

Total segment benefits and expenses	2,100.7	2,034.1	2,088.6

Operating income before income taxes	215.7	213.7	192.5
Allocated income tax expense	(66.5)	(67.9)	(51.3)

Operating income	149.2	145.8	141.2
Realized investment gains (losses), net of income taxes and other offsets	(1.6)	(1.0)	22.7
Other costs, net of income taxes	—	—	(0.1)

Net income	$147.6	$144.8	$163.8

4.  Business Segments (continued)

Life and Annuity Segment Revenues by Product: ($ in millions)	Years Ended December 31,
	2007	2006	2005
Premiums
Term life insurance	$25.3	$19.7	$15.6
Other life insurance	13.6	13.8	14.1

Total, non-participating life insurance	38.9	33.5	29.7
Participating life insurance	759.4	806.2	899.0

Total premiums	798.3	839.7	928.7

Insurance, investment management and product fees
Variable universal life insurance	121.0	112.1	116.3
Universal life insurance	299.0	215.8	131.0
Other life insurance	6.4	6.1	5.0

Total, life insurance	426.4	334.0	252.3
Annuities	80.3	73.2	72.4

Total insurance, investment management and product fees	506.7	407.2	324.7
Net investment income	1,011.4	1,000.9	1,027.7

Segment revenues	$2,316.4	$2,247.8	$2,281.1

Asset management segment

Asset Management Segment Assets: ($ in millions)	As of December 31,
	2007	2006

Investments	$13.5	$13.5
Cash and cash equivalents	36.5	33.8
Receivables	29.6	31.9
Intangible assets	208.2	237.5
Goodwill	454.4	454.3
Other assets	9.0	10.0

Total segment assets	$751.2	$781.0

Asset Management Segment Income: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Investment management fees	$147.4	$154.1	$182.1
Mutual fund ancillary fees and other revenue	67.7	54.8	46.5
Net investment income	1.6	1.5	1.6

Total segment revenues	216.7	210.4	230.2

Intangible asset amortization	30.4	32.0	33.2
Intangible asset impairment	—	32.5	10.6
Other operating expenses	178.9	174.5	196.9

Total segment expenses	209.3	239.0	240.7

Operating income (loss) before income taxes	7.4	(28.6)	(10.5)
Allocated income tax (expense) benefit	(3.3)	10.7	4.7

Operating income (loss)	4.1	(17.9)	(5.8)
Other costs, net of income taxes	—	(8.7)	(8.3)
Realized investment gains (losses), net of income taxes	(0.5)	0.8	(0.3)

Net income (loss)	$3.6	$(25.8)	$(14.4)

In 2006 and 2005, our Asset Management segment incurred restructuring charges primarily in connection with organizational and employment-related costs of $13.6 million ($8.7 million after-tax) and $13.0 million ($8.3 million after-tax), respectively.

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

Closed Block Assets and Liabilities: ($ in millions)	As of December 31,
	2007	2006	Inception

Debt securities	$6,919.4	$7,000.5	$4,773.1
Equity securities	134.0	120.5	—
Mortgage loans	12.7	66.5	399.0
Venture capital partnerships	157.3	97.9	—
Policy loans	1,357.1	1,346.6	1,380.0
Other investments	123.7	85.5	—

Total Closed Block investments	8,704.2	8,717.5	6,552.1
Cash and cash equivalents	67.8	66.3	—
Accrued investment income	112.1	112.8	106.8
Receivables	44.7	46.7	35.2
Deferred income taxes	329.3	329.8	389.4
Other Closed Block assets	10.0	19.9	6.2

Total Closed Block assets	9,268.1	9,293.0	7,089.7

Policy liabilities and accruals	9,811.2	9,798.8	8,301.7
Policyholder dividends payable	332.8	331.7	325.1
Policyholder dividend obligation	246.0	326.9	—
Other Closed Block liabilities	49.3	47.9	12.3

Total Closed Block liabilities	10,439.3	10,505.3	8,639.1

Excess of Closed Block liabilities over Closed Block assets	$1,171.2	$1,212.3	$1,549.4

5.  Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in Policyholder Dividend Obligations: ($ in millions)	Cumulative From Inception	Years Ended December 31,
		2007	2006
Closed Block revenues
Premiums	$7,584.5	$745.6	$786.5
Net investment income	4,440.0	571.6	540.7
Net realized investment gains (losses)	(73.4)	(0.6)	40.2

Total revenues	11,951.1	1,316.6	1,367.4

Policy benefits, excluding dividends	8,115.5	869.2	898.6
Other operating expenses	78.9	6.1	6.3

Total benefits and expenses, excluding policyholder dividends	8,194.4	875.3	904.9

Closed Block contribution to income before dividends and income taxes	3,756.7	441.3	462.5
Policyholder dividends	(3,141.7)	(379.3)	(398.5)

Closed Block contribution to income before income taxes	615.0	62.0	64.0
Applicable income tax expense	(214.3)	(20.9)	(22.0)

Closed Block contribution to income	$400.7	$41.1	$42.0

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,186.9	$379.3	$398.5
Policyholder dividends provided through other comprehensive income	46.4	(121.5)	(73.7)

Additions to policyholder dividend liabilities	3,233.3	257.8	324.8
Policyholder dividends paid	(2,979.6)	(337.6)	(339.2)

Increase (decrease) in policyholder dividend liabilities	253.7	(79.8)	(14.4)
Policyholder dividend liabilities, beginning of period	325.1	658.6	673.0

Policyholder dividend liabilities, end of period	578.8	578.8	658.6
Policyholder dividends payable, end of period	(332.8)	(332.8)	(331.7)

Policyholder dividend obligation, end of period	$246.0	$246.0	$326.9

6.  Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us; consequently, we establish reserves for amounts deemed or estimated to be uncollectible. To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•	We cede 80% to 90% of the mortality risk on most new issues of term insurance.

•	In August 2006, we entered into an agreement to cede 50% of the risk on policies issued from July 1, 2002 through December 31, 2005, inclusive, with a net amount at risk of $2.0 million or greater.

•

On January 1, 1996, we entered into a reinsurance arrangement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued from January 1, 1983 through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

•	We cede 80% of the mortality risk on the in-force block of the Confederation Life business we acquired in December 1997.

•

We entered into two separate reinsurance agreements in 1998 and 1999 to cede 80% and 60%, respectively, of the mortality risk on a substantial portion of our otherwise retained individual life insurance business.

•

Effective January 1, 2008, we entered into an agreement to cede 75% of the risk in excess of $6.0 million on universal life and variable universal life policies issued from January 1, 2006 through December 31, 2007, inclusive.

6.  Reinsurance (continued)

Direct Business and Reinsurance in Continuing Operations: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Direct premiums	$886.6	$917.5	$994.7
Premiums assumed from reinsureds	13.6	13.7	14.0
Premiums ceded to reinsurers	(101.9)	(91.5)	(80.0)

Premiums	$798.3	$839.7	$928.7

Percentage of amount assumed to net premiums	1.7%	1.6%	1.5%

Direct policy benefits incurred	$560.7	$486.4	$440.1
Policy benefits assumed from reinsureds	17.9	14.8	8.2
Policy benefits ceded to reinsurers	(91.9)	(64.8)	(56.4)

Policy benefits	$486.7	$436.4	$391.9

Direct life insurance in force	$155,862.7	$143,120.6	$133,990.2
Life insurance in force assumed from reinsureds	1,937.0	1,838.7	1,810.5
Life insurance in force ceded to reinsurers	(96,150.1)	(90,812.5)	(83,144.7)

Life insurance in force	$61,649.6	$54,146.8	$52,656.0

Percentage of amount assumed to net insurance in force	3.1%	3.4%	3.4%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, withdrawals and policyholder dividends, which total $1,185.4 million, $1,239.5 million and $1,354.2 million, net of reinsurance, for the years ended December 31, 2007, 2006 and 2005, respectively.

Irrevocable letters of credit aggregating $56.4 million at December 31, 2007 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts. See Note 24 to these financial statements for more information.

7.  Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Policy acquisition costs deferred	$463.8	$329.2	$187.7
Costs amortized to expenses:
Recurring costs	(198.5)	(152.1)	(114.5)
Realized investment gains (losses)	(0.2)	3.4	(17.6)
Offsets to net unrealized investment gains or losses included in other comprehensive income (Note 17)	63.4	16.2	70.5

Change in deferred policy acquisition costs	328.5	196.7	126.1
Deferred policy acquisition costs, beginning of year	1,752.7	1,556.0	1,429.9

Deferred policy acquisition costs, end of year	$2,081.2	$1,752.7	$1,556.0

Upon completion of a study during the fourth quarter of 2007, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include lapse experience, investment margins and expenses. In our review to develop the best estimate, we examined our own experience and market conditions. We reflected higher interest earned in the investments, consistent with recent experience. Maintenance expenses were updated and reallocated among various lines of business. Additionally, we updated our system for calculating the SOP 03-1 reserves for guaranteed minimum death benefits, resulting in a release in the benefit reserve and a corresponding increase in deferred policy acquisition cost amortization for the quarter. The effects of these adjustments resulted in an overall $4.3 million pre-tax benefit to net income.

7.  Deferred Policy Acquisition Costs (continued)

During the fourth quarter of 2006, Life and Annuity segment income benefited from an unlocking of assumptions primarily related to deferred policy acquisition costs. The unlocking was driven by revised assumptions for expected mortality, lapse experience, investment margins, and expenses. The effects of the unlocking resulted in an overall $8.2 million pre-tax benefit to net income, as well as increased unearned revenue liabilities by $3.5 million, increased benefit reserves by $7.2 million, increased reinsurance liability by $0.2 million and decreased amortization by $19.1 million.

8.  Policy Liabilities and Accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 3.00% to 5.25% as of December 31, 2007, less administrative and mortality charges.

Participating life insurance

Participating life insurance in force was 23.0% and 26.8% of the face value of total gross individual life insurance in force at December 31, 2007 and 2006, respectively.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which ranged from 2.0% to 14.0% as of December 31, 2007 and 2006, less administrative charges.

9.  Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill: ($ in millions)	As of December 31,
	2007	2006

Investment management contracts with definite lives	$305.1	$304.4
Accumulated amortization	(170.2)	(140.2)

Net investment management contracts with definite lives	134.9	164.2
Investment management contracts with indefinite lives	73.3	73.3

Intangible assets	$208.2	$237.5

Goodwill	$484.5	$471.1

Activity in Intangible Assets and Goodwill:	Years Ended December 31,
($ in millions)	2007	2006	2005
Intangible assets
Purchases	$1.1	$6.1	$31.9
Amortization	(30.4)	(32.0)	(33.8)
Impairment	—	(32.5)	(10.6)

Change in intangible assets	(29.3)	(58.4)	(12.5)
Balance, beginning of period	237.5	295.9	308.4

Balance, end of period	$208.2	$237.5	$295.9

Goodwill
Asset purchases	$13.4	$—	$49.1
Tax benefit adjustment	—	—	(7.5)
Purchase accounting adjustment	—	—	(1.2)

Change in goodwill	13.4	—	40.4
Balance, beginning of period	471.1	471.1	430.7

Balance, end of period	$484.5	$471.1	$471.1

9.  Goodwill and Other Intangible Assets (continued)

In 2007, we recorded additional intangible assets of $1.1 million related to our acquisition of the contract to manage the Insight Funds. We also recorded additional goodwill of $13.4 million for contingent purchase consideration related to our acquisition of PFG Holdings, Inc. See Note 3 to these financial statements for additional information.

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

In 2005, we recorded additional goodwill of $46.1 million and an intangible asset of $31.8 million related to the acquisition of the remaining minority interest in our asset management subsidiaries. We also recorded additional goodwill of $3.0 million for contingent purchase consideration related to our acquisition of PFG Holdings, Inc. (See Note 3 to these financial statements for additional information.) Also in the third quarter of 2005, we recorded a $10.6 million pre-tax impairment on $13.2 million of identified intangible assets related to certain investment contracts that have experienced significant outflows. Additionally, based on the completion of our multi-year IRS audit, we recognized $7.5 million of acquired tax benefits that had been established as of PXP’s privatization in January 2001. The recognition of these benefits reduced goodwill that had been recorded at that time. In the second quarter of 2005, we recorded a $1.2 million adjustment to goodwill, which related to our acquisition of the remaining minority interest in Seneca.

The estimated aggregate intangible asset amortization expense in future periods includes: 2008, $29.3 million; 2009, $27.7 million; 2010, $25.9 million; 2011, $17.1 million; 2012, $9.9 million and thereafter, $25.0 million. At December 31, 2007, the weighted-average amortization period for definite-lived intangible assets is six years.

10.  Investing Activities

Debt and equity securities

See Note 14 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities: ($ in millions)	As of December 31,
	2007		2006
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$618.8	$605.2	$702.4	$687.9
State and political subdivision	234.3	224.7	262.5	253.0
Foreign government	197.2	172.0	269.6	237.9
Corporate	7,048.4	7,073.2	7,230.1	7,162.9
Mortgage-backed	2,830.8	2,880.2	3,121.4	3,116.1
Other asset-backed	1,040.5	1,116.0	1,110.8	1,093.2

Available-for-sale debt securities	$11,970.0	$12,071.3	$12,696.8	$12,551.0

Amounts applicable to the Closed Block	$6,919.4	$6,898.1	$7,000.5	$6,858.2

Available-for-sale equity securities	$205.3	$173.0	$187.1	$156.0

Amounts applicable to the Closed Block	$134.0	$109.2	$120.5	$95.2

10.  Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities: ($ in millions)	As of December 31,
	2007		2006
	Gains	Losses	Gains	Losses

U.S. government and agency	$21.8	$(8.2)	$21.1	$(6.6)
State and political subdivision	10.9	(1.3)	12.1	(2.6)
Foreign government	25.3	(0.1)	32.5	(0.8)
Corporate	161.4	(186.2)	168.7	(101.5)
Mortgage-backed	39.8	(89.2)	46.0	(40.7)
Other asset-backed	9.7	(85.2)	22.8	(5.2)

Debt securities gains (losses)	$268.9	$(370.2)	$303.2	$(157.4)

Debt securities net gains (losses)		$(101.3)	$145.8

Equity securities gains (losses)	$37.0	$(4.7)	$34.2	$(3.1)

Equity securities net gains	$32.3		$31.1

Aging of Temporarily Impaired General Account Securities: ($ in millions)	As of December 31, 2007
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt Securities
U.S. government and agency	$12.6	$(0.7)	$133.9	$(7.5)	$146.5	$(8.2)
State and political subdivision	1.2	—	47.4	(1.3)	48.6	(1.3)
Foreign government	0.2	—	8.9	(0.1)	9.1	(0.1)
Corporate	1,069.6	(68.3)	2,247.1	(117.9)	3,316.7	(186.2)
Mortgage-backed	449.7	(35.0)	1,201.8	(54.2)	1,651.5	(89.2)
Other asset-backed	547.7	(59.1)	249.8	(26.1)	797.5	(85.2)

Debt securities	$2,081.0	$(163.1)	$3,888.9	$(207.1)	$5,969.9	$(370.2)
Equity securities	50.2	(4.7)	—	—	50.2	(4.7)

Total temporarily impaired securities	$2,131.2	$(167.8)	$3,888.9	$(207.1)	$6,020.1	$(374.9)

Amounts inside the Closed Block	$1,083.2	$(85.4)	$1,880.4	$(93.0)	$2,963.6	$(178.4)

Amounts outside the Closed Block	$1,048.0	$(82.4)	$2,008.5	$(114.1)	$3,056.5	$(196.5)

Amounts outside the Closed Block that are below investment grade	$94.7	$(4.6)	$173.6	$(21.6)	$268.3	$(26.2)

Total after offsets for deferred policy acquisition cost adjustment and taxes		$(25.8)		$(39.2)		$(65.0)

Number of securities		1,094		1,456		2,550

Unrealized losses of below investment grade debt securities outside the Closed Block with a fair value of less than 80% of the securities amortized cost totaled $10.6 million at December 31, 2007 ($2.6 million after offsets for taxes and deferred policy acquisition cost amortization). These have been at significant unrealized loss positions on a continuous basis for six months or less.

Unrealized losses of below investment grade debt securities held in the Closed Block with a fair value of less than 80% of the securities amortized cost totaled $10.0 million at December 31, 2007 ($0.0 million after offsets for change in policy dividend obligation). These have been at significant unrealized loss positions on a continuous basis for six months or less.

The securities are considered to be temporarily impaired at December 31, 2007 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

10.  Investing Activities (continued)

Aging of Temporarily Impaired General Account Securities: ($ in millions)	As of December 31, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$106.3	$(2.1)	$160.5	$(4.5)	$266.8	$(6.6)
State and political subdivision	2.5	(0.1)	61.2	(2.5)	63.7	(2.6)
Foreign government	8.7	(0.1)	36.2	(0.7)	44.9	(0.8)
Corporate	984.2	(14.7)	2,638.7	(86.8)	3,622.9	(101.5)
Mortgage-backed	504.9	(4.8)	1,503.4	(35.9)	2,008.3	(40.7)
Other asset-backed	166.6	(1.3)	268.9	(3.9)	435.5	(5.2)

Debt securities	$1,773.2	$(23.1)	$4,668.9	$(134.3)	$6,442.1	$(157.4)
Equity securities	32.7	(2.7)	1.2	(0.4)	33.9	(3.1)

Total temporarily impaired securities	$1,805.9	$(25.8)	$4,670.1	$(134.7)	$6,476.0	$(160.5)

Amounts inside the Closed Block	$888.7	$(14.8)	$2,050.6	$(64.2)	$2,939.3	$(79.0)

Amounts outside the Closed Block	$917.2	$(11.0)	$2,619.5	$(70.5)	$3,536.7	$(81.5)

Amounts outside the Closed Block that are below investment grade	$76.5	$(1.6)	$194.9	$(9.9)	$271.4	$(11.5)

Total after offsets for deferred policy acquisition cost adjustment and taxes		$(3.7)		$(21.5)		$(25.2)

Number of securities		1,016		1,892		2,908

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

Mortgage loans

Carrying Values of Investments in Mortgage Loans: ($ in millions)	As of December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Property type
Apartment buildings	$—	$—	$13.7	$14.2
Retail stores	13.9	11.2	51.5	52.1
Industrial buildings	3.0	3.0	8.4	8.3
Other	0.1	0.1	0.1	0.1

Subtotal	17.0	14.3	73.7	74.7
Valuation allowances	(1.4)	—	(1.8)	—

Mortgage loans	$15.6	$14.3	$71.9	$74.7

Amounts applicable to the Closed Block	$12.7	$11.4	$66.5	$68.5

The carrying value of delinquent or in-process-of-foreclosure mortgage loans as of December 31, 2007 and 2006 were $0.0 million and $0.0 million, respectively. The carrying values of mortgage loans on which the payment terms have been restructured or modified were $2.9 million and $5.3 million as of December 31, 2007 and 2006, respectively. We have provided valuation allowances for in-process-of-foreclosure, restructured or modified mortgage loans.

10.  Investing Activities (continued)

Mortgage Loan Valuation Allowance Activity: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Valuation allowance, beginning of year	$1.8	$10.7	$9.9
Additions charged to income	—	—	0.8
Deductions for write-offs and disposals	(0.4)	(8.9)	—

Valuation allowance, end of year	$1.4	$1.8	$10.7

During the three years ended December 31, 2007, the amount of interest that was foregone due to the restructuring of mortgage loans and to non-income producing loans was not material to our consolidated financial statements. Refinancing of mortgage loans was not material in any of the three years ended December 31, 2007.

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

Investment Activity in Venture Capital Partnerships: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Contributions	$60.0	$41.8	$66.0
Equity in earnings of partnerships	27.0	3.2	23.8
Sale of partnership interests	—	(51.9)	(91.5)
Distributions	(30.1)	(23.8)	(94.6)
Realized gain (loss) on sale of partnership interests	—	2.4	(13.9)

Change in venture capital partnerships	56.9	(28.3)	(110.2)
Venture capital partnership investments, beginning of period	116.8	145.1	255.3

Venture capital partnership investments, end of period	$173.7	$116.8	$145.1

Amounts applicable to the Closed Block	$157.3	$97.9	$73.4

Affiliate equity securities

There were no affiliate securities held at December 31, 2007 or 2006.

There were no earnings from affiliate securities during 2007 or 2006.

Aberdeen Asset Management PLC, or Aberdeen

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

10.  Investing Activities (continued)

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

Other investments

Other Investments: ($ in millions)	As of December 31,
	2007	2006

Transportation and other equipment leases	$57.7	$60.3
Separate account equity investments	—	0.9
Mezzanine partnerships	151.6	100.9
Affordable housing partnerships	17.7	19.6
Derivative instruments (Note 15)	22.7	7.5
Real estate	48.1	73.0
Other partnership interests	119.3	46.1

Other investments	$417.1	$308.3

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2007, our Life Companies had on deposit securities with a fair value of $67.8 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net investment income

Sources of Net Investment Income: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Debt securities	$774.4	$800.7	$804.6
Equity securities	8.2	7.0	7.5
Mortgage loans	1.7	6.2	20.2
Venture capital partnerships	27.0	3.3	23.8
Policy loans	179.5	169.3	165.8
Other investments	43.9	40.0	47.8
Other income	8.3	—	—
Cash and cash equivalents	18.8	16.3	7.6

Total investment income	1,061.8	1,042.8	1,077.3
Discontinued operations	(7.5)	(6.6)	(4.8)
Investment expenses	(9.6)	(5.3)	(6.1)

Net investment income, general account investments	1,044.7	1,030.9	1,066.4
Debt and equity securities pledged as collateral (Note 14)	15.7	19.0	33.9

Net investment income	$1,060.4	$1,049.9	$1,100.3

Amounts applicable to Closed Block	$571.6	$540.7	$556.5

10.  Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Realized Investment Gains (Losses): ($ in millions)	Years Ended December 31,
	2007	2006	2005

Debt security impairments	$(46.7)	$(7.9)	$(31.2)
Equity security impairments	(0.5)	—	(2.1)
Mortgage loan impairments	—	—	(0.8)
Other investments impairments	(3.9)	—	—
Debt and equity securities pledged as collateral impairments	(0.8)	(1.0)	(1.2)

Impairment losses	(51.9)	(8.9)	(35.3)

Debt security transaction gains	21.9	62.1	19.2
Debt security transaction losses	(10.3)	(20.1)	(37.2)
Equity security transaction gains	12.5	25.7	5.8
Equity security transaction losses	(3.0)	(3.8)	(2.9)
Mortgage loan transaction gains	1.4	3.2	—
Venture capital partnership transaction gains (losses)	—	2.4	(13.9)
Affiliate equity security transaction gains	13.7	10.4	14.4
Affiliate equity security transaction losses	—	—	(10.7)
HRH gain	—	—	86.3
Other investments transaction gains	8.5	5.5	8.4
Other investments transaction losses	(2.8)	—	(1.8)
Real estate transaction gains	1.6	—	8.9
Real estate transaction losses	(0.2)	—	(9.5)
Debt and equity securities pledged as collateral gains	2.6	—	3.0
Debt and equity securities pledged as collateral losses	(0.8)	—	(0.5)

Net transaction gains	45.1	85.4	69.5

Net realized investment gains (losses)	$(6.8)	$76.5	$34.2

Debt security impairments during 2007 reflected the effects of credit impairments related to the sub-prime, Alt-A and second-lien residential mortgage markets, including a $17.1 million full impairment of a direct investment in a collateralized debt obligation.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses): ($ in millions)	Years Ended December 31,
	2007	2006	2005

Debt securities	$(247.1)	$(125.9)	$(313.0)
Equity securities	1.2	10.9	(84.9)
Debt and equity securities pledged as collateral	(16.4)	(9.1)	(93.3)
Other investments	(1.6)	—	(7.5)

Net unrealized investment losses	$(263.9)	$(124.1)	$(498.7)

Net unrealized investment losses	$(263.9)	$(124.1)	$(498.7)

Applicable policyholder dividend obligation	(121.5)	(73.8)	(194.8)
Applicable deferred policy acquisition cost benefit	(63.4)	(16.2)	(70.5)
Applicable deferred income tax benefit	(20.2)	(8.8)	(50.7)

Offsets to net unrealized investment losses	(205.1)	(98.8)	(316.0)

Net unrealized investment losses included in other comprehensive income (Note 17)	$(58.8)	$(25.3)	$(182.7)

10.  Investing Activities (continued)

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Debt security purchases	$(4,052.4)	$(4,977.1)	$(4,504.7)
Equity security purchases	(76.6)	(54.9)	(150.8)
Venture capital partnership investments	(60.0)	(41.8)	(65.7)
Other invested asset purchases	(158.6)	(91.2)	(90.6)
Policy loan advances, net	(58.5)	(77.0)	(48.3)

Investment purchases	$(4,406.1)	$(5,242.0)	$(4,860.1)

Debt securities sales	$3,085.6	$4,010.9	$2,925.8
Debt securities maturities and repayments	1,428.0	1,592.3	1,370.3
Equity security sales	68.6	87.4	225.4
Mortgage loan maturities and principal repayments	57.7	60.3	79.2
Venture capital partnership capital distributions	30.0	75.7	185.9
Real estate and other invested assets sales	119.1	106.4	17.9

Investment sales, repayments and maturities	$4,789.0	$5,933.0	$4,804.5

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2007 are summarized in the following table. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during the three years ended December 31, 2007.

Maturities of General Account Debt Securities and Mortgage Loans at Cost: ($ in millions)	Debt Securities	Mortgage Loans	Total

Due in one year or less	$462.1	$3.0	$465.1
Due after one year through five years	1,897.2	9.6	1,906.8
Due after five years through ten years	3,591.2	—	3,591.2
Due after ten years	6,120.8	3.0	6,123.8

Total	$12,071.3	$15.6	$12,086.9

11.  Financing Activities

Indebtedness

Indebtedness: ($ in millions)	As of December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Promissory notes	$—	$—	$57.2	$60.9
7.15% surplus notes	174.0	179.6	174.0	189.6
6.675% senior unsecured bonds	153.7	153.7	153.7	155.5
7.45% senior unsecured bonds	300.0	243.1	300.0	300.4
Interest rate swap	—	—	0.5	0.5

Total indebtedness	$627.7	$576.4	$685.4	$706.9

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

11.  Financing Activities (continued)

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

Potential borrowers on the credit line are The Phoenix Companies, Inc., PXP and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life and PXP. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. There are no current borrowings on the credit facility.

The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated stockholders’ equity, based on GAAP standards in effect on June 6, 2006 and a maximum consolidated debt-to-capital ratio of 30%. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”. Borrowings under the facility are not conditioned on the absence of a material adverse change.

We were in compliance with all of our credit facility covenants at December 31, 2007.

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering at $25 per unit for gross proceeds of $153.7 million (net proceeds of $149.1 million). Each equity unit consisted of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note). On November 7, 2005, the notes were remarketed as senior unsecured obligations and the interest rate was reset to 6.675% at that time. The holders of the purchase contracts have been paid a contract adjustment payment at a rate of 0.65% per year. The present value of the future contract adjustment payments of $2.8 million was recorded as a charge to paid-in capital at inception. On February 16, 2006, these holders purchased 17,423,839 shares of our common stock in aggregate as part of the settlement of the original transaction. On February 19, 2008, the $153.7 million of senior unsecured obligations matured and were paid in full.

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

Future minimum annual principal payments on indebtedness as of December 31, 2007 are: in 2008, $153.7 million; in 2032, $300.0 million and in 2034, $175.0 million.

11.  Financing Activities (continued)

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Stock purchase contract adjustment expense	$—	$—	$7.1

Surplus notes	$12.4	$14.5	$14.7
Equity units	11.0	11.1	11.7
Senior unsecured bonds	20.6	20.1	17.8
Bank credit facility and other	0.2	3.5	2.4

Interest expense on indebtedness	$44.2	$49.2	$46.6

Stock purchase contract adjustment payments are included in other operating expenses.

Common stock dividends

On April 26, 2007, we declared a cash dividend of $0.16 per share, or $18.4 million, which was paid on July 11, 2007 to shareholders of record on June 13, 2007. In the prior year, we declared a dividend of $0.16 per share, or $18.1 million, on April 27, 2006 to our shareholders of record on June 13, 2006; we paid that dividend on July 11, 2006.

12.  Common Stock and Stock Repurchase Program

We have authorization for the issuance of 1,000,000,000 shares of our common stock. Through December 31, 2007, we have issued 125.6 million common shares (56.2 million shares to our policyholders in exchange for their interests in the mutual company and 69.4 million shares in sales to the public). As of December 31, 2007, we had 114.3 million shares outstanding, net of 11.3 million common shares of treasury stock. At that date, we also had 11.4 million common shares reserved for issuance under our stock option plans (5.9 million shares) and our restricted stock unit, or RSU, plans (5.5 million shares).

We have authorization from our board of directors to repurchase an additional 0.7 million shares of our common stock. As of December 31, 2007, we had repurchased 12.3 million shares of our common stock at an average price of $15.87 per share.

State Farm Mutual Automobile Insurance Company, or State Farm, currently owns of record more than 5% of our outstanding common stock. In 2007, 2006 and 2005, our subsidiaries incurred $62.3 million, $50.1 million and $37.6 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm employees.

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance, investment management and product fees. In 2007 and 2006 there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB, 200 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees: ($ in millions)	As of December 31,
	2007	2006

Debt securities	$736.7	$733.0
Equity funds	2,895.4	2,591.0
Other	103.9	92.2

Total	$3,736.0	$3,416.2

Changes in Guaranteed Liability Balances: ($ in millions)	Year Ended December 31, 2007

	Annuity GMDB(1)	Annuity GMIB

Liability balance as of January 1, 2007	$32.2	$3.7
Incurred	(26.3)	2.2
Paid	(2.7)	—

Liability balance as of December 31, 2007	$3.2	$5.9

Changes in Guaranteed Liability Balances: ($ in millions)	Year Ended December 31,2006
	Annuity GMDB(1)	Annuity GMIB

Liability balance as of January 1, 2006	$32.7	$2.5
Incurred	3.2	1.2
Paid	(3.7)	—

Liability balance as of December 31, 2006	$32.2	$3.7

(1)	The reinsurance recoverable asset related to the GMDB was $1.4 million and $21.5 million as of December 31, 2007 and 2006, respectively.

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

The GMWB guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we have introduced a feature for these contracts, beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

As of December 31, 2007 and 2006, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures and swaps. These investments are included in other invested assets on our balance sheet. As of December 31, 2007 and 2006, the embedded derivative for GMWB, GMAB and GPAF was immaterial. Benefit payments made for the GMWB, GMAB and GPAF during 2007 or 2006 were immaterial.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable upon annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance.

Additional Insurance Benefits: ($ in millions)	Account Value	Net Amount At Risk After Reinsurance	Average Attained Age of Annuitant

GMDB return of premium(1)	$1,451.0	$5.5	59
GMDB step up(2)	1,915.4	37.6	60
GMDB earnings enhancement benefit (EEB)(3)	78.4	—	60
GMDB greater of annual step up and roll up(4)	42.5	3.6	63

Total GMDB at December 31, 2007	$3,487.3	$46.7

GMIB	$716.8		59
GMAB	389.8		55
GMWB	214.6		62
GPAF	43.3		74

Total at December 31, 2007	$1,364.5

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
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

13.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2007 and 2006, we held additional universal life benefit reserves of $34.7 million and $12.7 million, respectively.

14.  Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to 10 collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities. These 10 collateralized obligation trusts are investment trusts with aggregate assets of $3.6 billion that are primarily invested in a variety of fixed income securities acquired from third parties. Our asset management affiliates earned advisory fees of $9.1 million, $8.0 million and $8.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. The collateralized obligation trusts reside in bankruptcy remote SPEs for which we provide neither recourse nor guarantees. Accordingly, our financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the 10 collateralized obligation trusts is $13.4 million at December 31, 2007 (none of which relates to trusts that are consolidated), all of which relates to investment grade debt securities.

Prior to September 30, 2005, we consolidated Phoenix-Mistic 2002-1 CDO, Ltd., or Mistic, which was redeemed during the third quarter of 2005. As a result of this liquidation, we recognized $3.4 million of prepayment fees, $3.9 million of realized investment gains and a reversal of $1.3 million of impairments taken previously under FIN 46(R) when Mistic was consolidated on Phoenix’s balance sheet.

We continued to consolidate two collateralized obligation trusts as of December 31, 2007 and 2006 and three as of December 31, 2005. As of December 31, 2007, we had no direct investment in the two consolidated collateralized obligation trusts. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest, of $0.5 million, $0.7 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to these consolidated obligation trusts.

The other eight variable interest entities not consolidated by us under FIN 46(R) represent collateralized obligation trusts with approximately $3.4 billion of investment assets pledged as collateral. Our general account’s direct investment in these unconsolidated variable interest entities was $13.4 million (all of which are investment grade debt securities at December 31, 2007). We recognized investment advisory fee revenues related to these unconsolidated variable interest entities of $8.6 million, $7.3 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Fair Value and Cost of Debt and Equity Securities Pledged as Collateral: ($ in millions)	As of December 31,
	2007		2006
	Fair Value	Cost	Fair Value	Cost

Debt securities pledged as collateral	$219.1	$219.3	$267.2	$251.4
Equity securities pledged as collateral	—	0.1	0.6	0.3

Total debt and equity securities pledged as collateral	$219.1	$219.4	$267.8	$251.7

Cash and accrued investment income included $13.4 million and $5.0 million at December 31, 2007 and 2006, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $307.2 million and $332.2 million at December 31, 2007 and 2006, respectively, and non-recourse derivative cash flow hedge liability of $10.7 million (notional amount of $211.1 million with maturity of June 1, 2009) and $11.8 million (notional amount of $222.9 million with maturities of 2005-2013) at December 31, 2007 and 2006, respectively. There were no minority interest liabilities related to third-party equity investments in the consolidated variable interest entities at December 31, 2007 and 2006.

14.  Investments Pledged as Collateral and Non-Recourse Collateralized Obligations (continued)

Gross and Net Unrealized Gains and Losses from Debt and Equity Securities Pledged as Collateral: ($ in millions)	As of December 31,
	2007		2006
	Gains	Losses	Gains	Losses

Debt securities pledged as collateral	$29.0	$(29.2)	$35.4	$(19.6)
Equity securities pledged as collateral	—	(0.1)	0.4	(0.1)

Total	$29.0	$(29.3)	$35.8	$(19.7)

Net unrealized gains (losses)		$(0.3)	$16.1

Aging of Temporarily Impaired Debt and Equity Securities Pledged as Collateral: ($ in millions)	As of December 31, 2007
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate	$—	$—	$—	$(0.1)	$—	$(0.1)
Mortgage-backed	3.7	(0.4)	7.2	(1.7)	10.9	(2.1)
Other asset-backed	2.6	—	0.2	(0.7)	2.8	(0.7)

Debt securities	$6.3	$(0.4)	$7.4	$(2.5)	$13.7	$(2.9)
Equity securities pledged as collateral	—	—	—	(0.1)	—	(0.1)

Total temporarily impaired securities pledged as collateral	$6.3	$(0.4)	$7.4	$(2.6)	$13.7	$(3.0)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $2.9 million at December 31, 2007. Gross unrealized losses on debt securities with a fair value less than 80% of the security’s amortized cost totaled $2.6 million at December 31, 2007. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at December 31, 2007.

Maturity of Debt Securities Pledged as Collateral: ($ in millions)	Cost

Due in one year or less	$19.1
Due after one year through five years	16.1
Due after five years through ten years	25.9
Due after ten years	158.2

Total debt securities	$219.3

The amount of collateralized debt obligation-related derivative cash flow hedge ineffectiveness recognized through earnings for the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $0.3 million and $0.3 million, respectively. See Note 10 to these financial statements for information on realized investment losses related to these collateralized debt obligations.

Effect of Consolidation of Collateralized Obligation Trusts: ($ in millions)	As of and for the Years Ended December 31,
	2007	2006	2005

Increase (decrease) in net income	$1.0	$(1.0)	$1.3

Reduction to stockholders’ equity	$(85.4)	$(71.2)	$(67.9)

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

Derivative Instruments Held in General Account: ($ in millions)			As of December 31,
			2007		2006
	Notional Amount	Maturity	Asset	Liability	Asset	Liability

Interest rate swaps
Fair value hedges	$—	2007	$—	$—	$0.5	$—
Cash flow hedges	—	2007	—	—	0.4	—
Non-hedging derivative instruments	22	2017	0.2	0.2	2.1	1.2
Cross currency swaps	35	2012-2016	—	2.9	—	1.0
Put options	150	2016-2017	21.5	—	4.0	—
Call options	6	2008	0.5		—	—
Other	56	2008	0.5	—	0.5	—

Total general account derivative instrument positions	$269		$22.7	$3.1	$7.5	$2.2

Interest Rate Swaps

The Company currently uses interest rate swaps that effectively convert variable rate cash flows to fixed cash flows in order to hedge the interest rate risks associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities. These interest rate swaps do not qualify for hedge accounting treatment and are stated at fair value (market value) with their change in valuation reported in net realized capital gains/losses.

Interest Rate Options

The Company uses interest rate options, such as caps to hedge against market risks to assets or liabilities from substantial changes in interest rates. An interest rate cap gives us the right to receive, over the maturity of the contract, the excess of a reference rate index that is determined. The cash settlement or payoff from these cap contracts is made on a quarterly basis based on the rate difference times notional principal.

Cross Currency Swaps

The Company uses cross currency swaps to hedge against market risks from changes in foreign currency exchange rates. Currency swaps are used to swap bond asset cash flows denominated in a foreign currency back to U.S. dollars. Under foreign currency swaps, we agree with another party (referred to as the counterparty) to exchange principal and periodic interest payments denominated in foreign currency for payments in U.S. dollars. Counterparties to such financial instruments expose us to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of cross currency swaps is the fair value (market value) of contracts with a positive fair value (market value) at the reporting date.

Exchange Traded Future Contracts

The Company uses equity index futures to hedge the market risks from changes in the value of equity indices, such as S&P 500, associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities. Positions are short-dated, exchange-traded futures with maturities of three months.

15.  Derivative Instruments and Fair Value of Financial Instruments (continued)

Equity Index Options

The Company uses the following to hedge against market risks from changes in volatility, interest rates, and equity indices associated with our Life and Annuity products:

•	Equity index options, such as S&P 500 puts for the variable annuity guaranteed minimum living benefit

(GMAB/GMWB) rider liabilities;

•	Equity index options, such as S&P 500 European calls for the Equity Index Universal Life (EIUL); and

•	Equity index options, such as S&P European, Asian and Binary calls for the Equity Index Annuity (EIA).

An equity index put option affords the Company the right to sell a specified equity index at the established price determined at the time the instrument was purchased. The Company may use short-dated options, which are traded on exchanges or use long-dated over-the-counter options, which require entering into an agreement with another party (referred to as the counterparty).

An equity index call option affords the Company the right to buy a specified equity index at the established price determined at the time the instrument was purchased. The Company used exact-dated options, which are traded over-the-counter with another party (referred to as the counterparty) to closely replicate the option payoff profile embedded in EIA and EIUL liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to fail to meet their obligations given their high credit ratings. The credit exposure of equity index options is the fair value (market value) of contracts with a positive fair value (market value) at the reporting date.

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values of Financial Instruments: ($ in millions)	As of December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$577.7	$577.7	$404.9	$404.9
Available-for-sale debt securities	11,970.0	11,970.0	12,696.8	12,696.8
Available-for-sale equity securities	205.3	205.3	187.1	187.1
Mortgage loans	15.6	14.3	71.9	74.7
Debt and equity securities pledged as collateral	219.1	219.1	267.8	267.8
Derivative financial instruments	22.7	22.7	7.5	7.5
Policy loans	2,380.5	2,495.6	2,322.0	2,415.9

Financial assets	$15,390.9	$15,504.7	$15,958.0	$16,054.7

Investment contracts	$1,808.9	$1,803.9	$2,228.4	$2,190.9
Non-recourse collateralized obligations	317.9	232.5	344.0	272.8
Indebtedness	627.7	576.4	685.4	706.9
Derivative financial instruments	3.1	3.1	2.2	2.2

Financial liabilities	$2,757.6	$2,615.9	$3,260.0	$3,172.8

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

15.  Derivative Instruments and Fair Value of Financial Instruments (continued)

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

16.  Income Taxes

Allocation of Income Taxes: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Income taxes (benefit) applicable to:
Current	$7.5	$(0.2)	$(8.4)
Deferred	25.6	42.8	35.5

Continuing operations	33.1	42.6	27.1
Discontinued operations	(1.5)	0.6	1.3

Net income	31.6	43.2	28.4
Other comprehensive income (loss)	(23.6)	8.6	(59.6)

Comprehensive income (loss)	$8.0	$51.8	$(31.2)

In addition to the allocation of taxes above, the initial application of SFAS 158 resulted in an additional $1.1 million deferred tax benefit being recorded directly to accumulated other comprehensive income in 2006. See Notes 2 and 18 for additional information regarding the adoption of SFAS 158.

Effective Income Tax Rate: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Income tax expense at statutory rate of 35%	$56.1	$49.5	$47.3
Dividend received deduction	(6.3)	(3.1)	(7.8)
Low income housing tax credit	(4.1)	(4.0)	(4.0)
Historic rehabilitation and other tax credits	—	(0.6)	(2.3)
Valuation allowance release	(11.0)	—	—
Realized losses (gains) on available-for-sale securities pledged as collateral	(0.4)	0.3	(0.5)
State income taxes (benefit)	0.9	(0.2)	0.1
Tax interest	—	—	(5.3)
Other, net	(2.1)	0.7	(0.4)

Income tax expense applicable to continuing operations	$33.1	$42.6	$27.1

Effective income tax rates	20.6%	30.1%	20.1%

16.  Income Taxes (continued)

Deferred Income Tax Balances Attributable to Temporary Differences: ($ in millions)	As of December 31,
	2007	2006
Deferred income tax assets
Future policyholder benefits	$338.2	$290.4
Unearned premiums / deferred revenues	104.1	103.3
Employee benefits	86.7	90.2
Intangible assets	13.8	16.9
Investments	42.0	39.6
Net operating and capital loss carryover benefits	89.2	74.7
Foreign tax credits carryover benefits	14.3	8.9
General business tax credits	29.8	16.4
Other	11.6	17.4
Valuation allowance	(14.5)	(21.3)

Gross deferred income tax assets	715.2	636.5

Deferred tax liabilities
Deferred policy acquisition costs	(527.1)	(437.4)
Investments	(76.6)	(92.0)
Investment management contracts	(65.4)	(66.3)
Other	(9.2)	(3.7)

Gross deferred income tax liabilities	(678.3)	(599.4)

Deferred income tax assets	$36.9	$37.1

We have elected to file a consolidated federal income tax return for 2007 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

As of December 31, 2007, we had deferred tax assets of $54.4 million and $20.1 million related to net operating and capital losses, respectively, for federal income tax purposes and $14.5 million for state net operating losses. The related federal net operating losses of $155.4 million are scheduled to expire between the years 2019 and 2027. The federal capital losses of $57.4 million are scheduled to expire in 2010 and 2011. The state net operating losses relate to the non-life subgroup and are scheduled to expire as follows: $58.0 million in 2012 through 2016 and $125.3 million in 2019 through 2026. Due to the inability to combine the life insurance and non-life insurance subgroups for state income tax purposes, we established a $14.5 million and a $15.7 million valuation allowance at the end of 2007 and 2006, respectively, relative to the state deferred tax assets.

As of December 31, 2007, we had deferred income tax assets of $14.3 million related to foreign tax credit carryovers, which are expected to expire between the 2011 and 2016 tax years.

As of December 31, 2007, we had deferred income tax assets of $29.8 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2026.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2007 and 2006 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary. During the year, management identified sources of future taxable income that would allow for the realization of the entire foreign tax credit carryover. Accordingly, the valuation allowance related to the Company’s foreign tax credit of $11.0 million was reversed.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2007, we had current taxes payable of $25.0 million.

16.  Income Taxes (continued)

We adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $4.0 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits: ($ in millions)

Balance at January 1, 2007	$23.9
Reductions for tax positions of prior years	(4.9)
Settlements with taxing authorities	(1.1)

Balance at December 31, 2007	$17.9

The amount of unrecognized tax benefits at December 31, 2007 that would, if recognized, impact the annual effective tax rate upon recognition was $17.9 million.

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. We are no longer subject to income tax examinations by federal authorities for tax years prior to 2004. Our consolidated U.S. federal income tax returns for 2004 and 2005 are currently being examined. We do not believe that the examination will result in a material change in our financial position. State examinations are being conducted by Connecticut for the years 1996 through 2005 and New York for the years 2003 through 2005. We do not believe that these examinations will result in a material change to our financial position.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the 12-month periods ending December 31, 2006 and 2007 were not material. We did not require an accrual for the payment of interest and penalties as of December 31, 2007.

17.  Other Comprehensive Income

Sources of Other Comprehensive Income: ($ in millions)	Years Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net

Unrealized losses on investments	$(238.8)	$(32.6)	$(188.0)	$(43.9)	$(483.6)	$(174.2)
Net realized investment (gains) losses on available-for-sale securities included in net income	(25.1)	(26.2)	63.9	18.6	(15.1)	(8.5)

Net unrealized investment losses	(263.9)	(58.8)	(124.1)	(25.3)	(498.7)	(182.7)
Pension liability adjustment	(4.5)	(2.8)	47.3	30.7	(19.0)	(12.4)
Net unrealized foreign currency translation adjustment	1.4	0.9	(0.3)	(0.1)	(6.4)	(4.1)
Other assets	(3.9)	(2.5)	—	—	—	—
Net unrealized derivative instruments	(1.1)	(0.3)	9.6	8.6	82.2	82.2

Other comprehensive gain (loss)	(272.0)	$(63.5)	(67.5)	$13.9	(441.9)	$(117.0)

Applicable policyholder dividend obligation	(121.5)		(73.8)		(194.8)
Applicable deferred policy acquisition cost amortization	(63.4)		(16.2)		(70.5)
Applicable deferred income tax expense (benefit)	(23.6)		8.6		(59.6)

Offsets to other comprehensive income	(208.5)		(81.4)		(324.9)

Other comprehensive gain (loss)	$(63.5)		$13.9		$(117.0)

Components of Accumulated Other Comprehensive Income: ($ in millions)	As of December 31,
	2007		2006
	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(78.6)	$(55.2)	$185.3	$3.6
Unrecognized loss and prior service costs (Note 18)	(95.6)	(62.0)	(91.1)	(59.2)
Unrealized foreign currency translation adjustment and other	0.5	0.2	(0.9)	(0.7)
Other assets	(3.9)	(2.5)	—	—
Unrealized losses on derivative instruments	(34.3)	(18.7)	(33.2)	(18.4)

Accumulated other comprehensive income (loss)	(211.9)	$(138.2)	60.1	$(74.7)

Applicable policyholder dividend obligation	46.2		167.7
Applicable deferred policy acquisition costs	(63.7)		(0.3)
Applicable deferred income tax benefit	(56.2)		(32.6)

Offsets to accumulated other comprehensive income	(73.7)		134.8

Accumulated other comprehensive loss	$(138.2)		$(74.7)

18.  Employee Benefit Plans and Employment Agreements

Pension and other postemployment benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Postemployment Benefit Cost: ($ in millions)	Years Ended December 31,
	2007	2006	2005
Cost components
Pension benefit expense	$16.6	$24.4	$20.3
Other postretirement benefit expense	3.7	4.6	3.5
Savings plans expense	5.8	4.8	4.4

Total pension and other postemployment benefit cost	$26.1	$33.8	$28.2

18.  Employee Benefit Plans and Employment Agreements (continued)

Principal Rates and Assumptions:	Years Ended December 31,
	2007	2006	2005
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate	6.0%	5.75%	5.5%
Future compensation increase rate	Graded(1)	Graded(1)	4.0%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	9.0%	9.5%	10.0%
Future health care cost increase rate, age 65 and older	10.75%	11.5%	12.25%

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee and Supplemental plan	6.0%	5.5%	5.75%
Projected benefit obligation discount rate – Postretirement plan	5.75%	5.5%	5.75%
Future compensation increase rate	Graded(1)	4.0%	4.0%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	9.5%	10.0%	8.5%
Future health care cost increase rate, age 65 and older	11.5%	12.25%	10.5%

(1)	Salary scale by age which grades down from 8.5% to 2.5%.

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

Employee Pension Plan Asset Allocation:	As of December 31,
	2007	2006
Asset Category
Equity securities	65%	66%
Debt securities	28%	28%
Real estate	4%	3%
Other	3%	3%

Total	100%	100%

We use a December 31 measurement date for our pension and postemployment benefits.

Initial application of SFAS 158

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

18.  Employee Benefit Plans and Employment Agreements (continued)

The following table shows the incremental effect of applying SFAS 158 on individual balance sheet items for the employee pension plan, the supplemental plan and the postretirement plan:

($ in millions)	Year Ended December 31, 2006
	Prior to AML and SFAS 158 Adjustment	AML Adjustment	Subtotal After AML Before SFAS 158 Adjustment	SFAS 158 Adjustment	After SFAS 158 Adjustment

Accrued liability	$(254.5)	$48.2	$(206.3)	$(39.4)	$(245.7)
Intangible asset	7.0	(0.9)	6.1	(6.1)	—
Deferred tax asset	32.5	(16.6)	15.9	15.9	31.8
Accumulated other comprehensive income	60.3	(30.7)	29.6	29.6	59.2

The following table summarizes the effect of the required changes in the AML prior to the adoption of SFAS 158 and the effect of applying SFAS 158 on certain line items for the change in other comprehensive income, or OCI, and AOCI:

($ in millions)	Dec 31, 2005 AOCI Ending Balance	Year Ended December 31, 2006
		Change in OCI	SFAS 158 Adjustment	AOCI Balance

Minimum pension liability, net of taxes	$60.3	$(30.7)	$(29.6)	$—
Unrecognized loss and prior service cost, net of taxes	—	—	59.2	59.2

Pension plans

We have two defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation.

Components of Pension Benefit Expense: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Service cost	$11.4	$13.3	$11.9
Interest cost	38.4	35.2	33.9
Plan assets expected return	(40.5)	(34.9)	(33.0)
Net loss amortization	6.4	9.9	6.6
Prior service cost amortization	0.9	0.9	0.9

Pension benefit cost	$16.6	$24.4	$20.3

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

18.  Employee Benefit Plans and Employment Agreements (continued)

Changes in Plan Assets and Benefit Obligations: ($ in millions)	Years Ended December 31,
	2007	2006	2007	2006
	Employee Plan		Supplemental Plan
Plans’ Assets
Plan assets’ actual gain	$27.3	$63.1	$—	$—
Employer contributions	20.0	23.9	6.2	5.9
Participant benefit payments	(29.0)	(26.7)	(6.2)	(5.9)

Change in plan assets	18.3	60.3	—	—
Plan assets, beginning of year	482.9	422.6	—	—

Plans’ assets, end of year	$501.2	$482.9	$—	$—

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(39.6)	$(38.7)	$(10.3)	$(9.8)
Actuarial gain (loss)	6.7	12.1	(10.0)	1.9
Participant benefit payments	29.0	26.7	6.2	5.9

Change in projected benefit obligation	(3.9)	0.1	(14.1)	(2.0)
Projected benefit obligation, beginning of year	(522.9)	(523.0)	(126.6)	(124.6)

Projected benefit obligation, end of year	$(526.8)	$(522.9)	$(140.7)	$(126.6)

Plan assets less than projected benefit obligations, end of year	$(25.6)	$(40.0)	$(140.7)	$(126.6)

Accumulated benefit obligation	$492.6	$494.2	$122.3	$111.6

Amounts Recognized in Consolidated Balance Sheet: ($ in millions)	Years Ended December 31,
	2007	2006	2007	2006
	Employee Plan		Supplemental Plan

Other liabilities	$(25.6)	$(40.0)	$(140.7)	$(126.6)

Amounts recognized in accumulated other comprehensive loss consist of: ($ in millions)	Years Ended December 31,
	2007	2006	2007	2006
	Employee Plan		Supplemental Plan

Prior service (credit) cost	$5.2	$6.1	$(2.5)	$(2.4)
Net gain	38.3	32.4	63.7	59.3

Total	$43.5	$38.5	$61.2	$56.9

Amounts in AOCI loss that are expected to be recognized as components of net periodic cost (credit) during the next fiscal year are as follows: ($ in millions)	Employee Plan	Supplemental Plan

Prior service costs	$0.9	$—
Net loss	1.1	5.1

Total	$2.0	$5.1

We do not expect any required contributions in 2008. We made payments totaling $20.0 million and $23.9 million to the pension plan during 2007 and 2006, respectively.

18.  Employee Benefit Plans and Employment Agreements (continued)

Other postemployment benefits

Components of Postretirement Benefit Cost: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Service cost	$1.7	$1.9	$1.3
Interest cost	3.8	4.3	3.9
Net gain amortization	(0.2)	—	(0.1)
Prior service cost amortization	(1.6)	(1.6)	(1.6)

Other postretirement benefit cost	$3.7	$4.6	$3.5

Changes in Plan Projected Benefit Obligation: ($ in millions)	Years Ended December 31,
	2007	2006

Service and interest cost accrued	$(5.5)	$(6.2)
Actuarial gain (loss)	6.5	(6.6)
Participant benefit payments	7.1	6.2

Change in projected benefit obligation	8.1	(6.6)
Projected benefit obligations, beginning of year	(79.0)	(72.4)

Projected benefit obligations, end of year	$(70.9)	$(79.0)

Amounts Recognized in Consolidated Balance Sheet: ($ in millions)	As of December 31,
	2007	2006

Other liabilities	$ (70.9)	$ (79.0)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:	As of December 31, 2007
($ in millions)

Prior service credit	$(3.2)
Net gain	(5.9)

Total	$(9.1)

Amounts in AOCI loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $1.6 million.

The health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $0.2 million with no change to the annual service and interest costs. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $0.2 million with no change to the annual service and interest costs.

10-Year Benefit Payout Projection: ($ in millions)	Employee Plan	Supplemental Plan	Other Postretirement	Total

2008	$29.7	$6.1	$6.9	$42.7
2009	30.2	6.3	6.9	43.4
2010	30.8	6.5	6.8	44.1
2011	31.3	6.7	6.7	44.7
2012	32.1	7.0	6.4	45.5
2013 to 2017	183.3	45.0	28.1	256.4

18.  Employee Benefit Plans and Employment Agreements (continued)

Savings plans

During 2007, 2006 and 2005, we incurred costs of $5.8 million, $4.8 million and $4.4 million, respectively, for contributions to our employer-sponsored savings plans.

During 2005, we contributed 204,844 treasury shares to fund the employer match for our saving and investment benefit plans. These shares had a cost basis of $3.3 million (weighted-average cost of $15.87 per share) and an aggregate market value of $2.5 million. We did not contribute any treasury shares during 2007 and 2006.

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

We recorded restructuring expenses of $14.3 million ($9.1 million after income taxes) and $19.5 million ($12.4 million after income taxes) in 2006 and 2005, respectively, primarily in connection with organizational and employment-related costs.

19.  Share-Based Payment

On January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans: ($ in millions)	Years Ended December 31,
	2007	2006	2005

Compensation cost charged to income	$11.3	$6.2	$9.5

Income tax benefit	$4.6	$2.2	$3.3

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2007

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

19.  Share-Based Payment (continued)

Key Assumptions Used in Option Valuation:	Years Ended December 31,
	2007	2006	2005

Expected term	9.8 years	10 years	10 years
Weighted-average expected volatility	29.2%	24.7%	33.5%
Weighted-average interest rate	4.6%	4.6%	4.1%
Weighted-average common share dividend yield	1.1%	1.1%	1.4%

Stock Option Activity at Weighted-Average Exercise Price:	Year Ended December 31, 2007
	Common Shares	Price

Outstanding, beginning of year	4,522,618	$14.85
Granted	511,500	14.05
Exercised	(195,303)	10.20
Forfeited	(76,366)	13.93
Canceled/expired	(674,963)	16.06

Outstanding, end of year	4,087,486	14.79

The aggregate intrinsic value of options outstanding at December 31, 2007 was $2.5 million.

As of December 31, 2007, 3,215,549 options were vested and exercisable, with an aggregate intrinsic value of $2.1 million. These options had a weighted-average exercise price of $15.04 and a weighted-average remaining contractual term of 5.1 years.

Weighted-Average Fair Value:	Years Ended December 31,
	2007		2006		2005
	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value	Common Shares	Grant Date Fair Value

Options granted	511,500	$5.78	461,100	$5.81	462,457	$5.24

Option Values:	Years Ended December 31,
	2007	2006	2005

Intrinsic value of options exercised	0.6	0.6	0.1

Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was $1.8 million, $1.7 million and $0.3 million, respectively. We issue new shares to satisfy option exercises.

As of December 31, 2007, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted by us. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Restricted stock units and restricted stock

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

19.  Share-Based Payment (continued)

Total RSU Activity at Weighted-Average Grant Price:	Year Ended December 31, 2007
	RSUs	Fair Value

Outstanding, beginning of year	1,432,454	$10.73
Awarded	969,769	13.40
Converted to common shares/applied to taxes	(712,617)	11.58
Canceled	(25,585)	14.55

Outstanding, end of year	1,664,021	11.86

Generally, the shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

Weighted-Average	Years Ended December 31,
Fair Value:	2007		2006		2005
	RSUs	Grant Date Fair Value	RSUs	Grant Date Fair Value	RSUs	Grant Date Fair Value

RSUs awarded	969,769	$13.40	851,021	$14.41	229,408	$12.00

RSU Values:	Years Ended December 31,
	2007	2006	2005

Intrinsic value of RSUs converted	10.0	17.1	—
Total grant date fair value of RSUs vested	5.1	8.7	2.9

As of December 31, 2007, there was $5.6 million of total unrecognized compensation cost related to non-vested RSUs granted by us. That cost is expected to be recognized over a weighted-average period of 1.8 years.

In addition to the RSU activity above, 3.5 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2009.

20. Earnings Per Share

Shares Used in Calculation of Earnings Per Share: (shares in thousands)	Years Ended December 31,
	2007	2006	2005

Weighted-average common shares outstanding	114,091	110,932	95,045

Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,751	2,082	2,200
Employee stock options	147	167	151
Equity units	—	—	5,042

Dilutive potential common shares	1,898	2,249	7,393

Weighted-average common shares outstanding, including dilutive potential common shares	115,989	113,181	102,438

21.  Discontinued Operations

During 2007, we sold 100% of the stock held by us in Emprendimiento Compartido S.A., or EMCO, an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. The net after-tax income (loss) included in discontinued operations for the years ended December 31, 2007, 2006 and 2005 was $(3.5) million, $1.1 million and $1.1 million, respectively.

21.  Discontinued Operations (continued)

During 2004, we sold 100% of the common stock held by us in Phoenix National Trust Company. The financial statement effect of this transaction is not material to our consolidated financial statements. The net after-tax income (loss) included in discontinued operations for the years ended 2007, 2006 and 2005 was $0.0 million, $0.0 million and $(0.7) million, respectively.

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

As of December 31, 2007, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

•	policy acquisition costs are expensed when incurred;

•	investment reserves are based on different assumptions;

•	surplus notes are included in surplus rather than debt;

•	postretirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;

•	life insurance reserves are based on different assumptions; and

•	net deferred income tax assets in excess of 10% of previously filed statutory capital and surplus are not recorded.

Statutory Financial Data for Phoenix Life: ($ in millions)	As of or for the Years Ended December 31,
	2007	2006	2005

Statutory capital, surplus, and surplus notes	$848.1	$932.5	$873.2
Asset valuation reserve, or AVR	192.6	187.8	210.8

Statutory capital, surplus, surplus notes and AVR	$1,040.7	$1,120.3	$1,084.0

Statutory gain from operations	$115.2	$131.6	$106.2

Statutory net income	$80.0	$162.0	$61.0

New York Insurance Law requires that New York life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same risk-based capital requirements. Phoenix Life and each of its insurance subsidiaries’ risk-based capital was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2007 and 2006.

Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $92.2 million in 2007 and is able to pay $83.8 million in dividends in 2008 without prior approval from the New York State Insurance Department. Any dividend payments in excess of $83.8 million in 2008 would be subject to the discretion of the New York Superintendent of Insurance.

23.  Premises and Equipment

Cost and Carrying Value of Premises and Equipment: ($ in millions)	As of December 31,
	2007		2006
	Cost	Carrying Value	Cost	Carrying Value

Real estate	$106.8	$36.1	$105.5	$37.0
Equipment	227.5	49.6	213.6	41.2
Leasehold improvements	6.9	1.9	8.6	3.7

Premises and equipment cost and carrying value	341.2	$87.6	327.7	$81.9

Accumulated depreciation and amortization	(253.6)		(245.8)

Premises and equipment	$87.6		$81.9

Depreciation and amortization expense for premises and equipment for 2007, 2006 and 2005 totaled $13.9 million, $13.2 million and $10.9 million, respectively.

Rental expenses for operating leases for continuing operations, principally with respect to buildings, amounted to $8.9 million, $12.8 million and $7.1 million in 2007, 2006 and 2005, respectively. Future minimum rental payments under non-cancelable operating leases for continuing operations were $24.7 million as of December 31, 2007, payable as follows: in 2008, $9.8 million; in 2009, $4.8 million; in 2010, $3.8 million; in 2011, $1.8 million; in 2012, $1.0 million and thereafter, $3.5 million.

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

For example, in October 2007, the New York State Insurance Department commenced the on-site portion of its routine quinquennial financial and market conduct exam of Phoenix Life and its New York domiciled life insurance subsidiary for the five year period ending December 31, 2007.

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

24.  Contingent Liabilities (continued)

In 2005, the Boston District Office of the SEC completed a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist the Company in preparing the analysis. Based on this analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.

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

24.  Contingent Liabilities (continued)

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

25.  Other Commitments

During 2004, we entered into a seven-year information technology infrastructure services agreement with Electronic Data Systems, or EDS, under which we expect to make aggregate remaining payments of approximately $66.0 million.

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of December 31, 2007, the Company had committed $164.4 million under such investments, of which $62.6 million is expected to be disbursed by December 31, 2008.

In connection with the sale of certain venture capital partnerships, Phoenix Life has issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. We believe the likelihood that we will have to perform under this guarantee is remote. The unfunded commitments were $13.3 million at December 31, 2007.

26.  Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position: ($ in millions)	As of December 31,
	2007	2006
Assets
Available-for-sale debt securities, at fair value	$45.3	$147.0
Cash and cash equivalents	172.3	80.0
Investment in Phoenix Life	1,777.7	1,785.4
Investment in PXP	613.5	253.5
Investments in other subsidiaries	15.4	12.3
Loans to PXP	—	325.0
Advances to subsidiaries	167.4	172.7
Deferred income taxes	133.5	105.4
Other assets	137.7	137.3

Total assets	$3,062.8	$3,018.6

Liabilities and Stockholders’ Equity
Indebtedness (Note 11)	$453.7	$454.2
Accrued pension and postemployment benefits (Note 18)	237.8	245.7
Other liabilities	81.4	82.6

Total liabilities	772.9	782.5
Total stockholders’ equity	2,289.9	2,236.1

Total liabilities and stockholders’ equity	$3,062.8	$3,018.6

26.  Condensed Financial Information of The Phoenix Companies, Inc. (continued)

Parent Company Results of Operations: ($ in millions)	Years Ended December 31,
	2007	2006	2005
Revenues
Dividends received from subsidiary, Phoenix Life	$92.2	$87.5	$35.1
Investment income, principally from subsidiary, PXP	39.0	40.5	25.8
Net realized investment gains (losses)	2.2	1.4	(5.5)

Total revenues	133.4	129.4	55.4

Interest expense	31.7	31.3	29.9
Other operating expenses	18.6	20.6	22.5

Total expenses	50.3	51.9	52.4

Income before income taxes and equity in undistributed losses of subsidiaries	83.1	77.5	3.0
Income tax benefit	14.3	3.8	13.8

Income before equity in undistributed earnings of subsidiaries	97.4	81.3	16.8
Equity in undistributed earnings of subsidiaries	26.5	18.6	91.6

Net income	$123.9	$99.9	$108.4

Parent Company Cash Flows: ($ in millions)	Years Ended December 31,
	2007	2006	2005
Operating Activities
Cash dividends received from subsidiary	$92.2	$87.5	$35.1
Investment income received	10.1	13.2	8.8
Interest, income taxes and other expenses paid, net	(21.9)	(17.4)	(17.9)

Cash from operating activities	80.4	83.3	26.0

Debt security sales (purchases), net	100.4	(150.9)	—
Advances to subsidiaries and capital contributed to subsidiaries	(64.0)	(49.8)	(19.3)
Purchase of subsidiaries	(13.4)	—	(3.0)

Cash from (for) investing activities	23.0	(200.7)	(22.3)

Common stock issuance	7.3	165.6	0.4
Common stock dividend paid	(18.4)	(18.1)	(15.2)

Cash (for) from financing activities	(11.1)	147.5	(14.8)

Change in cash and cash equivalents	92.3	30.1	(11.1)
Cash and cash equivalents, beginning of year	80.0	49.9	61.0

Cash and cash equivalents, end of year	$172.3	$80.0	$49.9

27.  Additional Operating Cash Flow Information

Operating Cash Flows on Indirect Basis: ($ in millions)	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Income from continuing operations	$127.4	$98.8	$107.9
Net realized investment gains (losses)	6.8	(76.5)	(34.2)
Proceeds from sale of trading securities	—	—	129.7
Amortization and depreciation	43.8	75.9	52.9
Investment (gains) loss	(71.5)	(52.4)	12.3
Deferred income tax expense	26.9	43.5	36.0
Decrease (increase) in receivables	17.6	(21.8)	(24.0)
Deferred policy acquisition costs increase	(265.1)	(180.4)	(55.6)
Increase in policy liabilities and accruals	408.6	339.8	347.5
Other assets and other liabilities net change	(2.2)	(4.6)	(133.0)

Cash from continuing operations	292.3	222.3	439.5
Discontinued operations, net	(12.1)	21.6	4.4

Cash from operating activities	$280.2	$243.9	$443.9

28.  Subsequent Events

Spin-Off of Asset Management Business

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, PXP, by way of a dividend of PXP’s stock to the Company’s shareholders. The spin-off is intended to be tax free to the Company’s shareholders and the spin-off and related transactions are expected to be completed in the third quarter of 2008.

Identified Intangible Assets

In February 2008, we received notice of termination of management contracts by an institutional client of one of our asset management subsidiaries. As a result of the termination and other factors, we will conduct a recoverability analysis of the related identified intangible assets during the first quarter, the outcome of which will depend on developments in the business. The carrying amount of the identified intangible assets as of January 31, 2008 was $30.1 million. The weighted-average remaining amortization period of the intangible assets was 3.2 years. The annual investment management fees associated with the terminated contracts totaled $1.9 million, or approximately 17% of the total investment management fees related to the $30.1 million of identified intangible assets.

29.  Supplemental Unaudited Financial Information

Summarized Selected Quarterly Financial Data: ($ in millions, except per share amounts)	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	2007

Revenues	$663.1	$627.0	$644.0	$638.7

Income from continuing operations	$49.8	$32.8	$35.6	$9.2

Net income	$50.6	$33.2	$35.6	$4.5

Earnings per share:
Basic	$0.44	$0.29	$0.31	$0.04
Diluted	$0.44	$0.29	$0.31	$0.04

Summarized Selected Quarterly Financial Data: ($ in millions, except per share amounts)	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	2006

Revenues	$639.6	$629.4	$637.1	$675.4

Income (loss) from continuing operations	$1.7	$19.2	$34.0	$43.9

Net income (loss)	$1.7	$19.6	$34.3	$44.3

Earnings (loss) per share:
Basic	$0.02	$0.17	$0.30	$0.39
Diluted	$0.02	$0.17	$0.30	$0.38

EXHIBIT INDEX

Exhibit

3.1	Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

3.2	By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

4.1	Amended and Restated Certificate of Incorporation and By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 hereto, respectively)

10.1	The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.2	Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.3	Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4	The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.5	The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.6	First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan (as amended and restated effective January 1, 2003) (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.7	The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.8	First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.9	Second Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan (as amended and restated effective January 1, 2004) (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.10	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.11	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.12	Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated effective March 3, 2003) (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.13	First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan (as amended and restated March 3, 2003) (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.14	The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.15	Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.16	Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.17	Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.18	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.19	Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.20	Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.21	The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.22	First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.23	Second Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.24	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.25	Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.26	Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.27	Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 10.30 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.28	Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.29	Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2007)

10.30	Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.31	Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.32	Discussion of compensation of George R. Aylward (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2006)

10.33	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.34	Discussion of compensation of David R. Pellerin (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.35	Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on October 29, 2007, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.36	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.37	Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.38	Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.39	Credit Agreement dated as of June 6, 2006 among The Phoenix Companies, Inc., Phoenix Life Insurance Company and Phoenix Investment Partners, Ltd, as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; Harris Nesbitt Financing, Inc., JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 12, 2006)

12	Ratio of Earnings to Fixed Charges*

21	Subsidiaries of The Phoenix Companies, Inc. *

23	Consent of PricewaterhouseCoopers LLP*

24	Power of Attorney*

31.1	Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Dona D. Young, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.

E-4