Form 10-Q
period 2008-03-31
PHOENIX COMPANIES INC/DE
filed 2008-05-08
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

YES ☑      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☑

On April 30, 2008, the registrant had 114.4 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheet

($ in millions, except share data)

March 31, 2008 (unaudited) and December 31, 2007

	Mar 31,	Dec 31,
	2008	2007
ASSETS:
Available-for-sale debt securities, at fair value	$11,617.4	$11,970.0
Available-for-sale equity securities, at fair value	204.9	205.3
Venture capital partnerships, at equity in net assets	195.4	173.7
Policy loans, at unpaid principal balances	2,402.9	2,380.5
Other investments	430.5	507.3
Fair value option investments	112.8	—
	14,963.9	15,236.8
Available-for-sale debt and equity securities pledged as collateral, at fair value	185.9	219.1
Total investments	15,149.8	15,455.9
Cash and cash equivalents	362.3	577.7
Accrued investment income	215.8	209.6
Receivables	196.4	159.7
Deferred policy acquisition costs	2,237.2	2,081.2
Deferred income taxes	57.1	36.9
Intangible assets	190.5	208.2
Goodwill	484.5	484.5
Other assets	151.5	172.9
Separate account assets	10,344.2	10,820.3
Total assets	$29,389.3	$30,206.9

LIABILITIES:
Policy liabilities and accruals	$13,803.1	$13,791.2
Policyholder deposit funds	1,723.3	1,808.9
Indebtedness	474.0	627.7
Other liabilities	513.1	551.0
Non-recourse collateralized obligations	270.5	317.9
Separate account liabilities	10,344.2	10,820.3
Total liabilities	27,128.2	27,917.0

CONTINGENT LIABILITIES (NOTE 17)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,695,161 and 125,604,486 shares issued	1.3	1.3
Additional paid-in capital	2,619.5	2,616.1
Accumulated deficit	(31.7)	(9.8)
Accumulated other comprehensive loss	(148.5)	(138.2)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,261.1	2,289.9
Total liabilities and stockholders’ equity	$29,389.3	$30,206.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2008 and 2007

	2008	2007
REVENUES:
Premiums	$180.2	$194.7
Insurance, investment management and product fees	178.2	150.8
Mutual fund ancillary and other revenue	14.6	16.6
Net investment income	248.5	276.5
Net realized investment gains (losses)	(47.5)	24.5
Total revenues	574.0	663.1

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	351.6	317.3
Policyholder dividends	73.7	103.8
Policy acquisition cost amortization	30.0	43.5
Intangible asset amortization	7.5	7.6
Intangible asset impairment	10.5	—
Interest expense on indebtedness	10.2	9.5
Interest expense on non-recourse collateralized obligations	3.2	4.0
Other operating expenses	117.4	106.8
Total benefits and expenses	604.1	592.5
Income (loss) before income taxes	(30.1)	70.6
Income tax (expense) benefit	11.1	(20.8)
Income (loss) from continuing operations	(19.0)	49.8
Income from discontinued operations, net of income taxes	—	0.8
Net income (loss)	$(19.0)	$50.6

EARNINGS PER SHARE:
Net earnings (loss) – basic	$(0.17)	$0.44
Net earnings (loss) – diluted	$(0.17)	$0.44
Basic weighted-average common shares outstanding (in thousands)	114,336	113,836
Diluted weighted-average common shares outstanding (in thousands)	114,336	115,093

COMPREHENSIVE INCOME:
Net income (loss)	$(19.0)	$50.6
Net unrealized investment gains (losses) (Note 8)	(11.8)	3.1
Net unrealized foreign currency translation and other losses	—	(3.7)
Net unrealized derivative instruments gains (losses)	(1.4)	0.6
Other comprehensive loss	(13.2)	—
Comprehensive income (loss)	$(32.2)	$50.6

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Cash Flows

($ in millions)

Three Months Ended March 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Premiums collected	$196.9	$197.6
Insurance, investment management and product fees collected	189.5	168.4
Investment income collected	228.5	232.5
Policy benefits paid, excluding policyholder dividends	(248.8)	(276.3)
Policyholder dividends paid	(82.7)	(80.4)
Policy acquisition costs paid	(142.2)	(78.0)
Interest expense on indebtedness paid	(8.2)	(7.7)
Interest expense on collateralized obligations paid	(1.2)	(5.3)
Other operating expenses paid	(169.1)	(136.9)
Income taxes paid	(6.4)	(5.8)
Cash from (for) continuing operations	(43.7)	8.1
Discontinued operations, net	(5.5)	(5.4)
Cash from (for) operating activities	(49.2)	2.7

INVESTING ACTIVITIES:
Investment purchases	(1,144.0)	(1,180.7)
Investment sales, repayments and maturities	1,220.9	1,258.8
Debt and equity securities pledged as collateral sales	25.0	14.8
Subsidiary purchases	(0.3)	(0.2)
Premises and equipment additions	(5.0)	(5.1)
Discontinued operations, net	11.4	15.6
Cash from investing activities	108.0	103.2

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	178.4	163.9
Policyholder deposit fund withdrawals	(275.7)	(265.1)
Indebtedness repayments	(153.7)	(57.2)
Collateralized obligations repayments	(23.3)	(7.1)
Proceeds from stock options exercised	0.1	0.4
Cash for financing activities	(274.2)	(165.1)
Change in cash and cash equivalents	(215.4)	(59.2)
Cash and cash equivalents, beginning of period	577.7	404.9
Cash and cash equivalents, end of period	$362.3	$345.7

Included in cash and cash equivalents above is cash pledged as collateral of $15.7 million and $9.5 million at March 31, 2008 and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Three Months Ended March 31, 2008 and 2007

	Three Months
	2008	2007
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,616.1	$2,600.3
Compensation expense recognized on restricted stock units	2.4	7.3
Conversion of restricted stock units to common shares, net	(0.4)	(2.4)
Stock options awarded as compensation	1.3	0.7
Stock options exercised	0.1	0.5
Balance, end of period	$2,619.5	$2,606.4

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(9.8)	$(111.3)
Adjustment for initial application of SFAS 159 (Note 2)	(2.9)	—
Net income (loss)	(19.0)	50.6
Adjustment for initial application of FIN 48 (Note 2)	—	(4.0)
Balance, end of period	$(31.7)	$(64.7)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(138.2)	$(74.7)
Adjustment for initial application of SFAS 159 (Note 2)	2.9	—
Other comprehensive loss	(13.2)	—
Balance, end of period	$(148.5)	$(74.7)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Common shares contributed to employee savings plan	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,289.9	$2,236.1
Change in stockholders’ equity	(28.8)	52.7
Stockholders’ equity, end of period	$2,261.1	$2,288.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

1. Organization and Operations

Our unaudited interim consolidated financial statements include the accounts of The Phoenix Companies, Inc. (the “Company”), its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 11. The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company (“Phoenix Life”) and Phoenix Investment Partners, Ltd. (“PXP”). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, PXP, by way of a dividend of PXP’s stock to our shareholders. The spin-off is intended to be tax free to our shareholders and the spin-off and related transactions are expected to be completed in the third quarter of 2008. The notes to these financial statements include disclosures that reflect our business and organization as currently structured.

2. Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2007 Annual Report on Form 10-K.

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2008 are not necessarily indicative of the results that may be expected for the year 2008. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2007 Annual Report on Form 10-K.

Adoption of new accounting standards

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as of January 1, 2008 with no net effect to equity, as further described below.

2. Basis of Presentation and Significant Accounting Policies (continued)

We elected to apply the SFAS 159 fair value option to available-for-sale equity securities with a fair value of $74.6 million at January 1, 2008. These securities back our deferred compensation liabilities. Previously, changes in the fair value of the securities were recorded in other comprehensive income while changes in the liability were recorded in earnings. Electing the fair value option resulted in a decrease to accumulated other comprehensive loss and an offsetting increase to accumulated deficit of $2.9 million, net of tax, and allows us to mitigate the associated accounting volatility. Following election of the fair value option, changes in the fair value of these securities are recorded in earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted SFAS 157 effective January 1, 2008 with no material impact on our financial position and results of operations.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $4.0 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 that would, if recognized, impact the annual effective tax rate upon recognition was $21.0 million. See Note 13 to these financial statements for more information.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007. We adopted this standard effective January 1, 2007 with no material impact on our financial position and results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97 (“SFAS No. 97”). The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007 with no material effect on our financial position and results of operations.

Accounting standards not yet adopted

In December 2007, the FASB issued SFAS No. 141(R), Accounting for Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the combination and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

2. Basis of Presentation and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries in the same way—as equity in the consolidated financial statements and requires that associated transactions be treated as equity transactions—and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the requirement for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for us on January 1, 2009.

3. Business Combinations and Dispositions

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. The initial purchase consideration was $16.7 million in addition to a contingent obligation for additional purchase consideration based on the achievement of certain performance targets through 2007 and the appraised value of PFG as of December 31, 2007. Through November 2007, we paid additional consideration of $19.4 million, including $13.4 million, $0.0 million and $3.0 million during 2007, 2006 and 2005 respectively. In November 2007, we amended the original purchase agreement to extend the term of the agreement through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As a result, we may be obligated to make additional cash payments of $17.6 million by June 2010 if certain performance targets are met through December 2009. Since the contingent payments are based on the achievement of performance targets, the actual payments may be lower. If the performance targets are exceeded, the actual payments may be higher, subject to a maximum of $77.1 million. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, a portion of the contingent payments will be accounted for as goodwill, and the amounts related to performance in excess of targets will be expensed, if and when achieved.

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. This loss, as well as EMCO’s results up through the date of sale, are reported in discontinued operations in these financial statements. Prior year results have also been reported in discontinued operations.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, PXP owns 100% of Kayne Anderson Rudnick Investment Management, LLC (“KAR”). In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder, plus deferred interest, was paid on January 2, 2007. The interest rate on the notes was 4.75%.

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A. (“Lombard”) for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

4. Business Segments

We have two reportable operating segments—Life and Annuity, and Asset Management. Businesses that are not sufficiently material to require separate disclosure as well as interest expense and indebtedness are included in Corporate and Other.

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our Closed Block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three-month periods ended March 31, 2008 and 2007. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

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

The accounting policies of the reportable operating segments are the same as those described in our Significant Accounting Policies in Note 2 to our financial statements in our 2007 Annual Report on Form 10-K. We allocate net investment income based on the assets allocated to the segments. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

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

4. Business Segments (continued)

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

Segment Information on Assets:	Mar 31,	Dec 31,
($ in millions)	2008	2007

Segment assets
Life and annuity segment	$28,076.7	$28,680.8
Asset management segment	714.1	751.2
Corporate and other	583.4	753.9
Net assets of discontinued operations	15.1	21.0
Total assets	$29,389.3	$30,206.9

Segment Information on Revenues:	Three Months Ended
($ in millions)	March 31,
	2008	2007
Segment revenues
Life and annuity segment	$565.5	$573.8
Asset management segment	47.7	54.0
Elimination of inter-segment revenues	3.2	2.8
Corporate and other	5.1	8.0
Net realized investment gains (losses)	(47.5)	24.5
Total revenues	$574.0	$663.1

Results of Operations by Segment as Reconciled to	Three Months Ended
Consolidated Net Income (Loss):	March 31,
($ in millions)	2008	2007

Life and annuity segment	$26.2	$62.9
Asset management segment	(13.3)	0.6
Corporate and other	(20.6)	(9.2)
Applicable income tax (expense) benefit	3.0	(16.9)
Realized investment gains (losses), net of income taxes and other offsets	(14.3)	12.4
Income from discontinued operations, net of income taxes	—	0.8
Net income	$(19.0)	$50.6

Life and Annuity Segment

Life and Annuity Segment Assets:	Mar 31,	Dec 31,
($ in millions)	2008	2007

Investments	$14,821.1	$15,103.5
Cash and cash equivalents	266.7	289.0
Accrued investment income	214.6	203.5
Receivables	126.8	105.6
Deferred policy acquisition costs	2,237.2	2,081.2
Goodwill	30.1	30.1
Other general account assets	36.0	47.6
Separate accounts	10,344.2	10,820.3
Total segment assets	$28,076.7	$28,680.8

4. Business Segments (continued)

Life and Annuity Segment Income:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Premiums	$180.2	$194.7
Insurance, investment management and product fees	145.6	114.1
Net investment income	239.7	265.0
Total segment revenues	565.5	573.8
Policy benefits, including policyholder dividends	439.2	413.5
Policy acquisition cost amortization	36.0	43.8
Other operating expenses	64.1	53.6
Total segment benefits and expenses	539.3	510.9
Operating income before income taxes	26.2	62.9
Allocated income tax expense	(9.7)	(19.6)
Operating income	16.5	43.3
Realized investment gains (losses), net of income taxes and other offsets	(12.6)	0.5
Net income	$3.9	$43.8

Life and Annuity Segment Revenues by Product:	Three Months Ended
($ in millions)	March 31,
	2008	2007
Premiums
Non-participating life insurance	$2.0	$7.2
Participating life insurance	178.2	187.5
Total premiums	180.2	194.7
Insurance, investment management and product fees
Variable universal life insurance	31.0	30.4
Universal life insurance	93.2	63.5
Other life insurance	1.7	1.3
Total, life insurance	125.9	95.2
Annuities	19.7	18.9
Total insurance, investment management and product fees	145.6	114.1
Net investment income	239.7	265.0
Segment revenues	$565.5	$573.8

Asset Management Segment

Asset Management Segment Assets:	Mar 31,	Dec 31,
($ in millions)	2008	2007

Investments	$12.7	$13.5
Cash and cash equivalents	20.8	36.5
Receivables	27.2	29.6
Intangible assets	190.5	208.2
Goodwill	454.4	454.4
Other assets	8.5	9.0
Total segment assets	$714.1	$751.2

4. Business Segments (continued)

Asset Management Segment Income:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Investment management fees	$32.8	$36.9
Mutual fund ancillary fees and other revenue	14.6	16.6
Net investment income	0.3	0.5
Total segment revenues	47.7	54.0
Intangible asset amortization	7.5	7.6
Intangible asset impairment	10.5	—
Other operating expenses	43.0	45.8
Total segment expenses	61.0	53.4
Operating income (loss) before income taxes	(13.3)	0.6
Allocated income tax (expense) benefit	4.6	(0.9)
Operating loss	(8.7)	(0.3)
Realized investment gains (losses), net of income taxes	(0.6)	0.1
Net loss	$(9.3)	$(0.2)

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

Because closed block liabilities exceed assets, we have a net closed block liability at each period-end. This net liability represents the maximum future earnings contribution to be recognized from the closed block and the change in this net liability each period is in the earnings contribution recognized from the closed block for the period. To the extent that actual cash flows differ from amounts anticipated, we may adjust policyholder dividends. If the closed block has excess funds, those funds will be available only to the closed block policyholders. However, if the closed block has insufficient funds to make policy benefit payments that are guaranteed, the payments will be made from assets outside of the closed block.

Closed Block Assets and Liabilities:			Inception
($ in millions)	Mar 31,	Dec 31,	(Dec 31,
	2008	2007	1999)

Debt securities	$6,826.5	$6,919.4	$4,773.1
Equity securities	122.3	134.0	—
Venture capital partnerships	174.8	157.3	—
Policy loans	1,358.8	1,357.1	1,380.0
Other investments	143.1	136.4	399.0
Total closed block investments	8,625.5	8,704.2	6,552.1
Cash and cash equivalents	60.2	67.8	—
Accrued investment income	115.6	112.1	106.8
Receivables	44.6	44.7	35.2
Deferred income taxes	324.7	329.3	389.4
Other closed block assets	16.0	10.0	6.2
Total closed block assets	9,186.6	9,268.1	7,089.7
Policy liabilities and accruals	9,800.7	9,811.2	8,301.7
Policyholder dividends payable	337.1	332.8	325.1
Policyholder dividend obligation	149.8	246.0	—
Other closed block liabilities	59.9	49.3	12.3
Total closed block liabilities	10,347.5	10,439.3	8,639.1
Excess of closed block liabilities over closed block assets	$1,160.9	$1,171.2	$1,549.4

5. Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Obligations:	from	March 31,
($ in millions)	Inception	2008	2007

Closed block revenues
Premiums	$7,760.0	$175.5	$182.7
Net investment income	4,580.9	140.9	150.5
Net realized investment gains (losses)	(89.9)	(16.5)	5.4
Total revenues	12,251.0	299.9	338.6
Policy benefits, excluding dividends	8,325.3	209.8	217.7
Other operating expenses	80.8	1.9	1.8
Total benefits and expenses, excluding policyholder dividends	8,406.1	211.7	219.5
Closed block contribution to income before dividends and income taxes	3,844.9	88.2	119.1
Policyholder dividends	(3,215.3)	(73.6)	(103.6)
Closed block contribution to income before income taxes	629.6	14.6	15.5
Applicable income tax expense	(218.9)	(4.6)	(5.4)
Closed block contribution to income	$410.7	$10.0	$10.1

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,260.5	$73.6	$103.6
Policyholder dividends provided through other comprehensive income	(36.5)	(82.9)	(7.7)
Additions to (reductions in) policyholder dividend liabilities	3,224.0	(9.3)	95.9
Policyholder dividends paid	(3,062.2)	(82.6)	(80.2)
Increase (decrease) in policyholder dividend liabilities	161.8	(91.9)	15.7
Policyholder dividend liabilities, beginning of period	325.1	578.8	658.6
Policyholder dividend liabilities, end of period	486.9	486.9	674.3
Policyholder dividends payable, end of period	(337.1)	(337.1)	(336.0)
Policyholder dividend obligation, end of period	$149.8	$149.8	$338.3

6. Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Policy acquisition costs deferred	$142.2	$78.0
Costs amortized to expenses:
Recurring costs	(36.0)	(43.8)
Net realized investment gains	6.0	0.3
Offsets to net unrealized investment (gains) losses included in other comprehensive income	43.8	(5.4)
Change in deferred policy acquisition costs	156.0	29.1
Deferred policy acquisition costs, beginning of period	2,081.2	1,752.7
Deferred policy acquisition costs, end of period	$2,237.2	$1,781.8

7. Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill:	Mar 31,	Dec 31,
($ in millions)	2008	2007

Investment management contracts with definite lives	$305.4	$305.1
Accumulated amortization	(188.2)	(170.2)
Net investment management contracts with definite lives	117.2	134.9
Investment management contracts with indefinite lives	73.3	73.3
Intangible assets	$190.5	$208.2
Goodwill	$484.5	$484.5

7. Goodwill and Other Intangible Assets (continued)

Activity in Intangible Assets and Goodwill:	Three Months Ended
($ in millions)	March 31,
	2008	2007
Intangible assets
Purchases	$0.3	$0.2
Amortization	(7.5)	(7.6)
Impairment	(10.5)	—
Change in intangible assets	(17.7)	(7.4)
Balance, beginning of period	208.2	237.5
Balance, end of period	$190.5	$230.1

Goodwill
Asset purchases	$—	$—
Change in goodwill	—	—
Balance, beginning of period	484.5	471.1
Balance, end of period	$484.5	$471.1

During the first quarter of 2008, we recorded a $10.5 million pre-tax impairment on identified intangible assets related to an investment management account. This impairment primarily resulted from the termination of the associated account.

8. Investing Activities

Debt and equity securities

See Note 11 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	March 31, 2008		December 31, 2007
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$602.3	$587.1	$618.8	$605.2
State and political subdivision	234.3	223.0	234.3	224.7
Foreign government	202.2	176.3	197.2	172.0
Corporate	6,933.9	6,999.3	7,048.4	7,073.2
Mortgage-backed	2,685.9	2,799.5	2,830.8	2,880.2
Other asset-backed	958.8	1,089.2	1,040.5	1,116.0
Available-for-sale debt securities	$11,617.4	$11,874.4	$11,970.0	$12,071.3

Amounts applicable to the closed block	$6,826.5	$6,874.9	$6,919.4	$6,898.1

Available-for-sale equity securities	$204.9	$188.5	$205.3	$173.0

Amounts applicable to the closed block	$122.3	$110.6	$134.0	$109.2

8. Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	March 31, 2008		December 31, 2007
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$26.2	$(11.0)	$21.8	$(8.2)
State and political subdivision	12.0	(0.7)	10.9	(1.3)
Foreign government	25.9	—	25.3	(0.1)
Corporate	185.2	(250.6)	161.4	(186.2)
Mortgage-backed	32.4	(146.0)	39.8	(89.2)
Other asset-backed	9.7	(140.1)	9.7	(85.2)
Debt securities gains (losses)	$291.4	$(548.4)	$268.9	$(370.2)
Debt securities net losses		$(257.0)		$(101.3)

Equity securities gains (losses)	$24.9	$(8.5)	$37.0	$(4.7)
Equity securities net gains	$16.4		$32.3

Aging of Temporarily Impaired	March 31, 2008
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$34.6	$(2.0)	$69.9	$(9.0)	$104.5	$(11.0)
State and political subdivision	10.8	(0.1)	44.3	(0.6)	55.1	(0.7)
Foreign government	6.8	—	1.0	—	7.8	—
Corporate	1,170.3	(101.4)	1,668.6	(149.2)	2,838.9	(250.6)
Mortgage-backed	669.4	(66.0)	838.4	(80.0)	1,507.8	(146.0)
Other asset-backed	532.7	(97.8)	229.6	(42.3)	762.3	(140.1)
Debt securities	2,424.6	(267.3)	2,851.8	(281.1)	5,276.4	(548.4)
Equity securities	79.9	(8.5)	—	—	79.9	(8.5)
Total temporarily impaired securities	$2,504.5	$(275.8)	$2,851.8	$(281.1)	$5,356.3	$(556.9)

Amounts inside the closed block	$1,348.4	$(142.4)	$1,356.3	$(119.4)	$2,704.7	$(261.8)

Amounts outside the closed block	$1,156.1	$(133.4)	$1,495.5	$(161.7)	$2,651.6	$(295.1)

Amounts outside the closed block that are below investment grade	$98.4	$(11.6)	$157.4	$(29.9)	$255.8	$(41.5)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(42.7)		$(56.0)		$(98.7)

Number of securities		1,332		1,164		2,496

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $22.0 million at March 31, 2008 ($6.0 million after offsets for taxes and deferred policy acquisition costs). However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $18.7 million at March 31, 2008 ($0.0 million after offsets for change in policy dividend obligation). However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

The securities are considered to be temporarily impaired at March 31, 2008 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

8. Investing Activities (continued)

In determining that the securities are not other-than-temporarily impaired, we considered and evaluated the factors cited below. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review securities to determine if a security is other-than-temporarily impaired.

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•	defaulted on payment obligations;
•	declared that it will default at a future point outside the current reporting period;
•	announced that a restructuring will occur outside the current reporting period;
•	severe liquidity problems that cannot be resolved;
•	filed for bankruptcy;
•	a financial condition which suggests that future payments are highly unlikely;
•	deteriorating financial condition and quality of assets;
•	sustained significant losses during the current year;
•	announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
•	been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

8. Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2007
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$12.6	$(0.7)	$133.9	$(7.5)	$146.5	$(8.2)
State and political subdivision	1.2	—	47.4	(1.3)	48.6	(1.3)
Foreign government	0.2	—	8.9	(0.1)	9.1	(0.1)
Corporate	1,069.6	(68.3)	2,247.1	(117.9)	3,316.7	(186.2)
Mortgage-backed	449.7	(35.0)	1,201.8	(54.2)	1,651.5	(89.2)
Other asset-backed	547.7	(59.1)	249.8	(26.1)	797.5	(85.2)
Debt securities	$2,081.0	$(163.1)	$3,888.9	$(207.1)	$5,969.9	$(370.2)
Equity securities	50.2	(4.7)	—	—	50.2	(4.7)
Total temporarily impaired securities	$2,131.2	$(167.8)	$3,888.9	$(207.1)	$6,020.1	$(374.9)

Amounts inside the closed block	$1,083.2	$(85.4)	$1,880.4	$(93.0)	$2,963.6	$(178.4)

Amounts outside the closed block	$1,048.0	$(82.4)	$2,008.5	$(114.1)	$3,056.5	$(196.5)

Amounts outside the closed block that are below investment grade	$94.7	$(4.6)	$173.6	$(21.6)	$268.3	$(26.2)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(25.8)		$(39.2)		$(65.0)

Number of securities		1,094		1,456		2,550

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

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Contributions	$18.8	$23.0
Equity in earnings of partnerships	5.8	7.8
Distributions	(2.9)	(6.4)
Change in venture capital partnerships	21.7	24.4
Venture capital partnership investments, beginning of period	173.7	116.8
Venture capital partnership investments, end of period	$195.4	$141.2

8. Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Debt securities	$183.3	$194.0
Equity securities	1.0	2.4
Venture capital partnerships	5.8	7.8
Policy loans	45.0	44.1
Other investments	7.2	19.7
Other income	1.9	4.6
Cash and cash equivalents	3.6	4.9
Total investment income	247.8	277.5
Discontinued operations	(0.7)	(2.7)
Investment expenses	(1.8)	(2.3)
Net investment income, general account investments	245.3	272.5
Debt and equity securities pledged as collateral (Note 11)	3.2	4.0
Net investment income	$248.5	$276.5

Amounts applicable to the closed block	$140.9	$150.5

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2008	2007

Debt security impairments	$(32.6)	$(1.0)
Equity security impairments	(0.5)	—
Other investments impairments	(7.3)	—
Impairment losses	(40.4)	(1.0)
Debt security transaction gains	2.0	5.2
Debt security transaction losses	(4.8)	(1.8)
Equity security transaction gains	2.5	2.7
Equity security transaction losses	(2.7)	(1.4)
Affiliate transactions	—	13.7
Other investments transaction gains (losses)	(1.3)	5.4
Real estate transaction gains	—	1.5
Debt and equity securities pledged as collateral gains	1.3	0.2
Debt and equity securities pledged as collateral losses	(0.5)	—
Net transaction gains	(3.5)	25.5
Realized gains (losses) on fair value option investments	(3.6)	--
Net realized investment gains (losses)	$(47.5)	$24.5

Debt security impairments during the first quarter of 2008 included $29.8 million related to residential mortgage-backed securities. Based on a projected cash flow analysis that incorporates delinquency levels, foreclosures and expected losses on foreclosures, and indicates that we will not receive our contractual principal from certain investments, we recorded impairment losses on those investments. In addition, we recorded an impairment loss of $7.3 million in a limited partnership investment.

8. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2008	2007

Debt securities	$(155.7)	$2.1
Equity securities	(15.9)	1.9
Debt and equity securities pledged as collateral	17.3	(1.0)
Other investments	0.2	—
Net unrealized investment gains (losses)	$(154.1)	$3.0

Net unrealized investment gains (losses)	$(154.1)	$3.0
Applicable closed block policyholder dividend obligation	(82.9)	(7.7)
Applicable deferred policy acquisition costs (benefit)	(43.8)	5.4
Applicable deferred income taxes (benefit)	(15.6)	2.2
Offsets to net unrealized investment losses	(142.3)	(0.1)
Net unrealized investment gains (losses) included in other comprehensive income	$(11.8)	$3.1

During the first quarter of 2008, we recorded a correction to the valuation of debt and equity securities pledged as collateral which increased the unrealized gain by $26.1 million. Excluding this adjustment, debt and equity securities pledged as collateral would have had an unrealized loss of $8.8 million for the quarter.

9. Financing Activities

Indebtedness

Indebtedness:	March 31, 2008		December 31, 2007
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

7.15% surplus notes	$174.0	$178.4	$174.0	$179.6
6.675% senior unsecured bonds	—	—	153.7	153.7
7.45% senior unsecured bonds	300.0	239.9	300.0	243.1
Total indebtedness	$474.0	$418.3	$627.7	$576.4

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

On April 2, 2008, the Company and its subsidiary, Phoenix Life, amended and restated our existing $150 million unsecured senior revolving credit facility (the “Amended and Restated Facility”). The Amended and Restated Facility amends and restates the terms of the original facility dated November 22, 2004 (the “Original Facility”) and the terms of the amendment and restatement of the Original Facility dated June 6, 2006 (the “Amended Facility”).

9. Financing Activities (continued)

The financing commitments under the Amended and Restated Facility will terminate on June 6, 2009. The Amended and Restated Facility reflects amendments that, in anticipation of the spin-off of the Company’s wholly-owned subsidiary, PXP, to the Company’s shareholders (the “Spin-off”), (i) release PXP from its obligations under the Amended Facility and provide that PXP is not a borrower under the Amended and Restated Facility effective as of April 2, 2008, and (ii) adjust certain financial covenants of the borrowers upon the consummation of the Spin-off. The adjusted covenants include those related to the minimum consolidated net worth required to be maintained following the Spin-off.

Potential borrowers on the credit line are The Phoenix Companies, Inc. and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. There are no current borrowings on the credit facility.

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

We were in compliance with all of our credit facility covenants at March 31, 2008.

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

We have recorded indebtedness at unpaid principal balances of each instrument net of issue discount. We have determined the fair value of indebtedness based on contractual cash flows discounted at market rates for surplus notes and on quoted market prices for bonds and equity units. The Phoenix Companies, Inc. and its subsidiaries may, from time to time, purchase its bond securities in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the continued determination that it is in the best interest of the company and its stakeholders.

Future minimum annual principal payments on indebtedness as of March 31, 2008 are: in 2032, $300.0 million and in 2034, $175.0 million.

Common stock dividends

On May 2, 2008, we declared a dividend of $0.16 per share, payable on July 11, 2008 to shareholders of record on June 13, 2008. In the prior year, we declared a dividend of $0.16 per share on April 26, 2007 to our shareholders of record on June 13, 2007; we paid that dividend on July 11, 2007.

On March 19, 2008, the Phoenix Life Board of Directors declared a dividend of $25.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid in April 2008. During 2007, the Phoenix Life Board of Directors paid total dividends of $92.2 million to its sole shareholder, The Phoenix Companies, Inc.

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance, investment management and product fees. During the three-month periods ended March 31, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

Many of our variable contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described in the footnotes to the table below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit (“GMIB”) are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”) and a guaranteed pay-out annuity floor (“GPAF”).

The GMWB rider guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we introduced a feature for these contracts, beginning in the fourth quarter of 2005, which allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

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

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

As of March 31, 2008 and December 31, 2007, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007 using equity options, equity futures and swaps. These investments are included in other investments on our balance sheet. As of March 31, 2008 and December 31, 2007, the embedded derivative for GMWB, GMAB and GPAF was immaterial. Benefit payments for the GMWB, GMAB and GPAF during the three-month periods ended March 31, 2008 and 2007 were immaterial.

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,369.3	$18.6	59
GMDB step up(2)	1,835.5	111.3	60
GMDB earnings enhancement benefit (EEB)(3)	70.9	0.1	60
GMDB greater of annual step up and roll up(4)	38.2	6.1	63
Total GMDB at March 31, 2008	$3,313.9	$136.1

GMIB	$659.7		59
GMAB	398.3		55
GMWB	282.9		61
GPAF	31.0		74
Total at March 31, 2008	$1,371.9

_______

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2008 and December 31, 2007, we held additional universal life benefit reserves of $41.2 million and $34.7 million, respectively.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to 10 collateralized obligation trusts. These 10 collateralized obligation trusts are investment trusts with aggregate assets of $2.6 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our investment management fee revenues related to our asset management affiliates’ advisory services. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the 10 collateralized obligation trusts is $9.7 million at March 31, 2008 (none of which relates to trusts that are consolidated). Of that exposure, $9.7 million relates to investment grade debt securities.

We consolidated two collateralized obligation trusts as of March 31, 2008 and December 31, 2007. As of March 31, 2008, our direct investment in these two consolidated collateralized obligation trusts was zero. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.1 million and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively, related to the consolidated collateralized obligation trusts.

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $185.9 million and $219.1 million at March 31, 2008 and December 31, 2007, respectively. In addition, cash and accrued investment income of $16.5 million and $13.4 million are included in these amounts at March 31, 2008 and December 31, 2007, respectively.

Fair Value and Cost of Debt and Equity Securities	March 31, 2008		December 31, 2007
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$185.9	$170.7	$219.1	$219.3
Equity securities pledged as collateral	—	0.1	—	0.1
Total debt and equity securities pledged as collateral	$185.9	$170.8	$219.1	$219.4

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $259.1 million and $307.2 million at March 31, 2008 and December 31, 2007, respectively, and non-recourse derivative cash flow hedge liabilities of $11.4 million (notional amount of $210.7 million with a maturity of June 2009) and $10.7 million (notional amount of $211.1 million with a maturity of June 1, 2009) at March 31, 2008 and December 31, 2007, respectively.

Gross and Net Unrealized Gains and Losses from	March 31, 2008		December 31, 2007
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$21.1	$(5.9)	$29.0	$(29.2)
Equity securities pledged as collateral	—	(0.1)	—	(0.1)
Total	$21.1	$(6.0)	$29.0	$(29.3)
Net unrealized gains (losses)	$15.1			$(0.3)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost total $5.9 million at March 31, 2008. Debt securities with a fair value less than 80% of the security’s amortized cost total $4.1 million at March 31, 2008. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at March 31, 2008.

We recognized no charge to earnings in the quarters ended March 31, 2008 and 2007, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations (continued)

The effect of the method of consolidation of the collateralized debt obligation trusts was to increase our net income by $0.8 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, and to decrease our stockholders’ equity by $68.0 million and $85.4 million as of March 31, 2008 and December 31, 2007, respectively. The impact to net income and stockholders’ equity primarily relate to realized and unrealized investment and derivative cash flow gains and losses within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these gains and losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

The amount of derivative cash flow hedge ineffectiveness recognized on these collateralized obligation trusts for the three months ended March 31, 2008 and 2007 decreased realized gains by $0.4 million and $1.1 million, respectively.

12. Fair Value

SFAS No. 157 (“SFAS 157”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 securities include highly liquid government bonds, mortgage products, exchange-traded equities and exchange-traded corporate debt.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include certain collateralized mortgage and debt obligations and certain high-yield debt securities.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Securities classified within Level 3 include broker quoted investments, certain residual interests in securitizations and other less liquid securities. Most valuations that are based on brokers’ prices are classified as Level 3 due to a lack of transparency in the process they use to develop prices.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

12. Fair Value (continued)

The following table presents the financial instruments carried at fair value as of March 31, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of March 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$42.4	$10,401.9	$1,230.3	$11,674.6
Available-for-sale equity securities	160.7	13.6	30.6	204.9
Derivative assets	—	47.1	—	47.1
Separate account assets	9,919.7	424.5	—	10,344.2
Debt and equity securities pledged as collateral	—	178.6	7.3	185.9
Fair value option investments	70.8	42.0	—	112.8
Total assets	$10,193.6	$11,107.7	$1,268.2	$22,569.5
Liabilities
Embedded derivative liabilities	$—	$—	$12.0	$12.0
Total liabilities	$—	$—	$12.0	$12.0

Available-for-sale debt securities are reported net of $57.2 million of investments included in other assets on our balance sheet because they are allocated to discontinued reinsurance operations. See Note 17 to these financial statements for further information.

Fair value option investments at March 31, 2008 include $70.8 million of available-for-sale equity securities backing our deferred compensation liabilities. Prior to our adoption of SFAS 159, changes in the fair value of the securities were recorded in other comprehensive income while changes in the deferred compensation liability were recorded in earnings. Electing the fair value option allows us to mitigate the associated accounting volatility.

Fair value option investments also include a structured loan asset valued at $42.0 million as of March 31, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. Of the $1,268.2 million of Level 3 assets, 70% were obtained from independent third-party broker quotes.

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; therefore, the majority of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps, options and credit default swaps.

Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives or other OTC trades, while taking into account the counterparty’s credit ratings, or our own credit ratings, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

12. Fair Value (continued)

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the consolidated financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark-to-market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we will continually refine our pricing models to correlate more closely to the market risk of these instruments.

Retained Interest in Securitization

Retained interests in securitizations do not trade in an active, open market with readily observable prices. Accordingly, we estimate the fair value of certain retained interests in securitizations using discounted cash flow (“DCF”) models.

For certain other retained interests in securitizations (such as interest-only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on our valuation of retained interests and such interests are therefore typically classified within Level 3 of the valuation hierarchy.

We compare the fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.

Private equity investments

The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustment s resulting from the investment review process, emphasis is placed on current company performance and market conditions. Nonpublic Private equity investments are included in Level 3 of the valuation hierarchy.

Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Publicly held investments are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are primarily classified in Level 2 of the valuation hierarchy.

Beneficial interests issued by consolidated Variable Interest Entities (“VIEs”)

The fair value of beneficial interests issued by consolidated VIEs (beneficial interests) is estimated based upon the fair value of the underlying assets held by the VIEs. The valuation of beneficial interests does not include an adjustment to reflect our credit quality as the holders of these beneficial interests do not have recourse to our general credit. As the inputs into the valuation are generally based upon readily observable pricing information, the majority of beneficial interests used by consolidated VIEs are classified within Level 2 of the valuation hierarchy.

Separate Accounts

Separate account assets are primarily invested in mutual funds but also have investments in fixed maturity and equity securities. The separate account investments are valued in the same manner, and using the same pricing sources and inputs, as the fixed maturity, equity security and short-term investments of the Company. Mutual funds are included in Level 1. Most debt securities and short-term investments are included in Level 2.

12. Fair Value (continued)

Valuation of Embedded Derivatives

Embedded derivatives are guarantees that we make on certain variable annuity contracts, including GMAB and GMWB. These embedded derivatives are fair valued using a risk neutral stochastic valuation methodology. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our own assumptions about what market participants would use in pricing the contracts. These inputs are therefore considered “unobservable” and fall into Level 3 of the fair value hierarchy. These inputs include mortality rates, lapse rates and policyholder behavior assumptions. Because there are significant Level 3 inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3.

Level 3 Financial Assets and Liabilities

The following table sets forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For example, a hypothetical derivative contract with Level 1, Level 2 and significant Level 3 inputs would be classified as a Level 3 financial instrument in its entirety. Subsequently, even if only Level 1 and Level 2 inputs are adjusted, the resulting gain or loss is classified as Level 3. Further, Level 3 instruments are frequently hedged with instruments that are classified as Level 1 or Level 2 and, accordingly, gains or losses reported as Level 3 in the table below may be offset by gains or losses attributable to instruments classified in Level 1 or 2 of the fair value hierarchy.

Level 3 Financial Assets and Liabilities:	Three Months Ended
($ in millions, except per share data)	March 31, 2008
	Assets	Liabilities

Balance at January 1, 2008	$1,518.9	$(0.3)
Purchases/(sales), net	(92.8)	—
Net transfers	(75.3)	—
Realized gains (losses)	(25.9)	(11.7)
Unrealized gains (losses) included in other comprehensive income (loss)	(56.8)	—
Amortization/accretion	0.1	—
Balance at March 31, 2008	$1,268.2	$(12.0)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(31.3)	$(11.7)

13. Income Taxes

For the three months ended March 31, 2008 and 2007, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2008	2007

Income taxes at statutory rate	35.0%	35.0%
Dividend received deduction	(2.1%)	(1.6%)
Low income housing tax credit	(2.0%)	(2.4%)
State income taxes, net of federal tax	1.0%	0.4%
Realized losses (gains) on available-for-sale securities pledged as collateral	0.9%	(0.1%)
Other, net	4.1%	(2.0%)
Effective income tax rates applicable to continuing operations	36.9%	29.3%

13. Income Taxes (continued)

Our effective income tax expense rate of 36.9% for the three months ended March 31, 2008 varies from the expected annual effective tax rate applied to ordinary income of 29.2% primarily due to state tax accrual adjustments and deferred tax adjustments relating to reserves. The estimated annual effective income tax rate applied to ordinary income for the three-month period ended March 31, 2007 was 31.3%. Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of March 31, 2008, we had current taxes payable of $11.7 million.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

14. Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Service cost	$2.3	$3.5
Interest cost	9.7	9.2
Expected return on plan assets	(10.3)	(10.0)
Net loss amortization	1.6	1.3
Prior service cost amortization	0.2	0.2
Pension benefit cost	$3.5	$4.2

Components of Other Postretirement Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Service cost	$0.4	$0.4
Interest cost	1.0	1.1
Prior service cost amortization	(0.4)	(0.4)
Other postretirement benefit cost	$1.0	$1.1

Savings plans

During the three months ended March 31, 2008 and 2007, we incurred costs of $2.7 million and $1.7 million, respectively, for contributions to our employer-sponsored savings plans.

15. Share-based compensation

On January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective method.

15. Share-based compensation (continued)

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Compensation cost charged to income	$3.7	$2.6
Income tax benefit	$1.3	$0.6

We did not capitalize any cost of stock-based compensation during the three-month periods ended March 31, 2008 and 2007.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vested immediately. The fair values of options granted are measured as the grant date and expensed ratably over the vesting period.

Stock Option Activity at	Three Months Ended March 31,
Weighted-Average Exercise Price:	2008		2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,087,486	$14.79	4,522,618	$14.85
Granted	1,413,832	11.38	479,000	14.10
Exercised	(7,224)	10.21	(89,333)	9.39
Canceled	(311,542)	15.99	—	—
Forfeited	(30,437)	13.55	(25,838)	14.51
Outstanding, end of period	5,152,115	$13.80	4,886,447	$14.88

Options granted during the three months ended March 31, 2008 had a weighted-average fair value of $4.47.

The intrinsic value of stock options exercised during the three months ended March 31, 2008 was less than $0.1 million.

As of March 31, 2008, 3.2 million of outstanding stock options were exercisable, with a weighted-average exercise price of $14.89.

As of March 31, 2008, there was $8.0 million of total unrecognized compensation cost related to unvested stock option grants.

Restricted stock units

We have restricted stock unit (RSU) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended March 31,
	2008		2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,664,021	$11.86	1,432,454	$10.73
Awarded	749,812	11.98	807,003	13.35
Converted to common shares/applied to taxes	(98,604)	13.81	(483,504)	12.77
Canceled	(70,056)	14.52	(11,606)	14.60
Outstanding, end of period	2,245,173	$11.73	1,744,347	$11.35

15. Share-based compensation (continued)

The intrinsic value of RSUs converted during the three months ended March 31, 2008 was $1.4 million.

As of March 31, 2008, there was $11.6 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 2.7 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2010.

16. Earnings Per Share

Shares Used in Calculation of Basic and Diluted Earnings per Share:	Three Months Ended
(in thousands)	March 31,
	2008	2007

Weighted-average common shares outstanding	114,336	113,836
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,565	1,091
Stock options	93	166
Potential common shares	1,658	1,257
Less: Potential common shares excluded from calculation due to operating losses	(1,658)	—
Dilutive potential common share	—	1,257
Weighted-average common shares outstanding, including dilutive potential common shares	114,336	115,093

Stock options excluded from calculation due to anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	4,552	3,673

17. Contingent Liabilities

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

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

For example, in October 2007, the New York State Insurance Department commenced the on-site portion of its routine quinquennial financial and market conduct exam of Phoenix Life and its New York domiciled life insurance subsidiary for the five year period ending December 31, 2007.

17. Contingent Liabilities (continued)

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

For example, we participate in a workers’ compensation reinsurance pool formerly managed by Unicover Managers, Inc. (“Unicover”). The pool ceased accepting new risks in early 1999. Further, we were a retrocessionaire (meaning a reinsurer of other reinsurers) of the Unicover pool. We have been involved in disputes relating to the activities of Unicover. These disputes have been substantially resolved or settled.

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

17. Contingent Liabilities (continued)

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

18. Accounting Adjustment

During the first quarter of 2008, we identified an item related to the collateralized debt obligations that we consolidate under FIN 46-R that required adjustment. We recorded a correction to the valuation of debt and equity securities pledged as collateral which increased the unrealized gain by $26.1 million for the quarter. We evaluated the financial impact of this accounting adjustment and concluded that it was not material to current or prior periods. See Note 8 to these financial statements for additional information on unrealized investment gains and losses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of March 31, 2008 as compared to December 31, 2007; our consolidated results of operations for the three months ended March 31, 2008 and 2007; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2007 in our 2007 Annual Report on Form 10-K.

Business Overview and Earnings Drivers

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Overview” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2007 Annual Report on Form 10-K.

Recent Developments

Spin-Off of Asset Management Business

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, Phoenix Investment Partners, Ltd. (“PXP”), by way of a dividend of PXP’s stock to the Company’s shareholders. The spin-off is intended to be tax free to the Company’s shareholders and the spin-off and related transactions are expected to be completed in the third quarter of 2008. At this point, decisions regarding the capital structure, expense and overhead support structure and other matters are under review and consideration.

Upon completion of the spin-off, our shareholders will have separate, publicly-traded ownership interests in the Company and PXP. PXP will consist of the Company's entire asset management business, with the exception of Goodwin Capital Advisors, Inc., which will remain with the Company and continue to manage the Company's general account assets, as well as third-party assets. The Company and PXP will be independent of each other and have separate boards of directors and management. To facilitate PXP's separation from the Company, each company will continue certain existing arrangements during a transition period following completion of the spin-off.

Recent Acquisitions and Dispositions

See our 2007 Annual Report on Form 10-K for a discussion of our recent acquisitions and dispositions.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our consolidated financial statements in this Form 10-Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

See our 2007 Annual Report on Form 10-K for a discussion of those critical accounting estimates.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$180.2	$194.7	$(14.5)	(7%)
Insurance, investment management and product fees	178.2	150.8	27.4	18%
Mutual fund ancillary fees and other revenue	14.6	16.6	(2.0)	(12%)
Net investment income	248.5	276.5	(28.0)	(10%)
Net realized investment gains (losses)	(47.5)	24.5	(72.0)	(294%)
Total revenues	574.0	663.1	(89.1)	(13%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	351.6	317.3	34.3	11%
Policyholder dividends	73.7	103.8	(30.1)	(29%)
Policy acquisition cost amortization	30.0	43.5	(13.5)	(31%)
Intangible asset amortization	7.5	7.6	(0.1)	(1%)
Intangible asset impairment	10.5	—	10.5	—%
Interest expense on indebtedness	10.2	9.5	0.7	(7%)
Interest expense on non-recourse collateralized obligations	3.2	4.0	(0.8)	(20%)
Other operating expenses	117.4	106.8	10.6	10%
Total benefits and expenses	604.1	592.5	11.6	2%
Income (loss) before income taxes	(30.1)	70.6	(100.7)	(143%)
~~I~~ncome tax (expense) benefit	11.1	(20.8)	31.9	(153%)
Income (loss) from continuing operations	(19.0)	49.8	(68.8)	(138%)
Income from discontinued operations, net of income taxes	—	0.8	(0.8)	(100%)
Net income (loss)	$(19.0)	$50.6	$(69.6)	(138%)

Executive Overview and Outlook

Analysis of Consolidated Results of Operations and Outlook

2008 vs. 2007

Our 2008 first quarter results reflect challenges in the financial markets as well as the inherent variability in our life insurance operations. Consolidated net results decreased in the 2008 period to a loss of $19.0 million, or $0.17 per share, compared with income of $50.6 million in the prior year period.

Net income in our Life and Annuity segment decreased in the first quarter of 2008 to $3.9 million, down from $43.8 million in the first quarter of 2007. This result reflects realized investment losses net of taxes and other offsets of $12.6 million, as well as lower mortality margins and net investment income, partially offset by lower amortization of deferred policy acquisition costs.

Mortality margins in universal life and variable universal life products decreased $12.0 million in the first quarter of 2008, reflecting a $38.2 million increase in net benefits, only partially offset by a $26.2 million increase in cost of insurance fee revenues. Several large claims during the quarter, while reinsured, resulted in a significant increase in GAAP reinsurance liabilities. Net investment income on surplus and assets supporting the open block traditional life products decreased $10.7 million in the first quarter of 2008 as compared to the prior year period, reflecting lower investment yields and lower asset levels in 2008. Also, while there was an increase of $0.6 million in income earned on the assets supporting universal life reserves, this represented a lower yield and was more than offset by a $2.7 million increase in interest credited on the related policyholder fund balances. We also had lower net investment income on our annuity portfolio, mainly driven by the run-off of discontinued products. Non-deferred expenses increased $3.3 million as we invested in new product development and sales growth. Total policy acquisition cost amortization decreased $13.5 million in the first quarter of 2008, compared with the same period in 2007. Lower mortality margins and poor market conditions drove lower amortization expense in universal life and variable universal life. This was partially offset by higher amortization in annuities, driven by negative fund performance and surrender experience.

The net loss in our Asset Management segment increased in the first quarter of 2008 to $9.3 million, driven by a non-cash identified intangible asset impairment of $10.5 million ($6.5 million after tax). The impairment primarily related to the termination of certain management contracts and related factors. Average fee-earning assets under management during the quarter ended March 31, 2008 were $42.5 billion compared with $46.2 billion in the prior year period. This decrease was primarily due to net outflows from our managed account, all other mutual fund and institutional products. Asset Management had net outflows of $4.4 billion during the first quarter of 2008, which included the redemption of $3.7 billion related to certain management contracts which triggered the above-mentioned impairment.

We incurred a net loss of $20.6 million in Corporate and Other during 2008, increased from a loss of $9.2 million in the prior year period. During the first quarter of 2008, we announced our intention to spin off our asset management business; in connection with preparations for the spin-off, we incurred expenses of $3.0 million. In addition, in the first quarter of 2008 we incurred proxy solicitation expenses of $4.6 million related to a proxy contest with Oliver Press Partners, LLP. During the second quarter of 2008, we expect to record approximately $5.3 million in additional expenses related to the proxy solicitation. Proxy solicitation expenses in 2007 were $0.3 million.

First quarter results were also lower due to realized investment losses of $47.5 million during 2008, compared with gains of $24.5 million during the 2007 period. The impairments in the first quarter of 2008 included losses on residential mortgage-backed securities of $28.4 million and an impairment of $7.3 million on a limited partnership investment. The first quarter of 2007 included a $13.7 million pre-tax gain related to an earn-out payment of our sale of Lombard International Assurance S.A. (“Lombard”).

Analysis of Consolidated Financial Condition

Stockholders’ equity decreased during the first quarter of 2008 by $28.8 million to $2,261.1 million at March 31, 2008 primarily due to a net other comprehensive loss of $13.2 million and a net loss of $19.0 million during the quarter, partially offset by share-based compensation expense of $3.7 million. Total assets decreased $817.6 million to $29,389.3 million at March 31, 2008, primarily due to lower invested assets and separate account assets related to market performance.

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

Results of Operations by Segment	Three Months Ended
as Reconciled to Consolidated Net Income:	March 31,
($ in millions)	2008	2007

Life and annuity segment	$26.2	$62.9
Asset management segment	(13.3)	0.6
Corporate and other	(20.6)	(9.2)
Applicable income tax (expense) benefit	3.0	(16.9)
Realized investment gains (losses), net of income taxes and other offsets	(14.3)	12.4
Other costs, net of income taxes	—	0.8
Net income (loss)	$(19.0)	$50.6

Segment Allocations

We allocate capital to our Life and Annuity segment based on risk-based capital (“RBC”) for our insurance products. We used a 300% risk-based capital ratio for allocations in 2007 and 2008. Capital within our Life Companies that is unallocated is included in Corporate and Other. We allocate capital to our Asset Management segment on the basis of the historical capital within that segment. We allocate net investment income based on the assets allocated to the segments. We allocate tax benefits related to tax-advantaged investments to the segment that holds the investment. We allocate certain costs and expenses to the segments based on a review of the nature of the costs, time studies and other methodologies.

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Premiums	$180.2	$194.7	$(14.5)	(7%)
Insurance, investment management and product fees	145.6	114.1	31.5	28%
Net investment income	239.7	265.0	(25.3)	(10%)
Total segment revenues	565.5	573.8	(8.3)	(1%)
Policy benefits, including policyholder dividends	439.2	413.5	25.7	6%
Policy acquisition cost amortization	36.0	43.8	(7.8)	(18%)
Other operating expenses	64.1	53.6	10.5	20%
Total segment benefits and expenses	539.3	510.9	28.4	6%
Operating income before income taxes	26.2	62.9	(36.7)	(58%)
Allocated income tax expense	(9.7)	(19.6)	9.9	(51%)
Operating income	16.5	43.3	(26.8)	(62%)
Realized investment gains (losses), net of income taxes and other offsets	(12.6)	0.5	(13.1)	(2,620%)
Net income	$3.9	$43.8	$(39.9)	(91%)

Three months ended March 31, 2008 vs. March 31, 2007

Life and Annuity net income and operating income decreased primarily as a result of lower investment earnings, higher mortality costs, operating expenses and realized losses, partially offset by higher insurance, investment management and product fees and lower policy acquisition cost amortization.

Total revenues decreased primarily due to the following:

•

Net investment income decreased due to lower yields and lower assets levels, particularly in the annuity line of business. Additionally, earnings from venture capital and other invested assets were unusually high in 2007 compared with a low level of income in 2008. Earnings from these asset classes tend to be unevenly distributed throughout the year.

•

Traditional premium income decreased primarily due to the fact that we no longer sell participating polices, resulting in a decline in renewal of participating life premiums. The decline in premiums was largely offset by a decrease in policy benefits related to the reduction of in-force policies for traditional life insurance.

Partially offsetting these decreases was an increase in the insurance, investment management and product fees, primarily from higher cost of insurance charges for universal life insurance, reflecting continued growth of the in force block of business.

Total segment benefits and expenses increased primarily due to the following:

•

Benefit costs increased due to higher mortality costs for universal and variable universal life insurance, reflecting several large claims, and an increase in the liability for guaranteed minimum income benefits for annuities resulting from poor market performance for the quarter. While the large claims were reinsured, the GAAP accounting treatment reduced the current period income statement benefit of that reinsurance, through an increase in the reinsurance liability.

•

Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, increased due to higher non-deferred commission, premium taxes and general expenses from higher universal life sales and investment in our alternative products and life solution initiatives. These increases were partially offset by lower incentive compensation expenses.

Partially offsetting these increases was a decrease in policy acquisition cost amortization for universal and variable universal life due to lower mortality margins, and adverse market conditions, for variable universal life. These decreases were partially offset by an increase in policy acquisition cost amortization for annuities resulting from higher surrenders of discontinued products and the effects of negative fund performance.

The decrease in income taxes was primarily due to the decrease in pre-tax operating income.

Realized losses reflect higher impairments for 2008, related primarily to mortgage-backed securities.

Annuity Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2008	2007

Deposits	$198.0	$187.1
Performance and interest credited	(215.8)	169.6
Fees	(18.6)	(17.8)
Benefits and surrenders	(383.1)	(280.9)
Change in funds on deposit	(419.5)	58.0
Funds on deposit, beginning of period	9,229.5	8,677.6
Annuity funds on deposit, end of period	$8,810.0	$8,735.6

Three months ended March 31, 2008 vs. March 31, 2007

For the three months ended March 31, 2008 annuity funds on deposit decreased, compared to an increase for the same period in 2007. The decrease for the 2008 period was due to negative fund performance from weaker equity markets, compared to positive fund performance for the 2007. In addition, benefits and surrenders were higher for the 2008 quarter.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Deposits	$52.0	$51.6
Performance and interest credited	(116.9)	58.1
Fees and cost of insurance	(29.6)	(27.9)
Benefits and surrenders	(35.3)	(30.0)
Change in funds on deposit	(129.8)	51.8
Funds on deposit, beginning of period	2,696.1	2,312.9
Variable universal life funds on deposit, end of period	$2,566.3	$2,364.7

Three months ended March 31, 2008 vs. March 31, 2007

For the three months ended March 31, 2008 variable universal life funds on deposit decreased, compared to an increase for the same period in 2007. The decrease for the 2008 period was due to negative fund performance, from weaker equity markets, compared to positive fund performance for the 2007.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2008	2007

Deposits	$179.1	$92.3
Interest credited	23.8	21.0
Fees and cost of insurance	(98.1)	(64.3)
Benefits and surrenders	(28.7)	(30.2)
Change in funds on deposit	76.1	18.8
Funds on deposit, beginning of period	2,123.9	1,904.1
Universal life funds on deposit, end of period	$2,200.0	$1,922.9

Three months ended March 31, 2008 vs. March 31, 2007

For the three months ended March 31, 2008 and 2007, universal life funds on deposit increased primarily due to continued sales growth, partially offset by an increase in fees and cost of insurance.

Life and Annuity Segment Revenues by Product	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2008	2007	2008 vs. 2007

Variable universal life insurance	$33.4	$32.8	$0.6	2%
Universal life insurance	123.3	94.2	29.1	31%
Other life insurance	1.9	1.5	0.4	27%
Total core life insurance	158.6	128.5	30.1	23%
Traditional life insurance	367.5	399.3	(31.8)	(8%)
Total life insurance	526.1	527.8	(1.7)	—%
Annuities	39.4	46.0	(6.6)	(14%)
Segment revenues	$565.5	$573.8	$(8.3)	(1%)

Three months ended March 31, 2008 vs. March 31, 2007

Variable universal life insurance revenue increased modestly with the increase in cost of insurance charges being partially offset by lower surrender charges.

Universal life insurance revenue increased significantly due primarily to higher cost of insurance charges from the growth of in-force business and fees from a higher level of sales in 2008 compared to 2007.

Traditional life insurance revenue decreased due primarily lower premiums resulting from the fact that we no longer sell participating life policies. However, there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance. In addition, investment income declined due to lower earnings on venture capital and other invested assets, which were unusually high in 2007.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products, partially offset by an increase in separate account based fees due to higher asset balances.

Composition of Life and Annuity Operating Income	Three Months Ended		Increase (decrease) and
before Income Taxes by Product:	March 31,		percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life insurance	$6.7	$8.8	$(2.1)	(24%)
Universal life insurance	2.6	17.5	(14.9)	(85%)
Other life insurance	(0.5)	0.4	(0.9)	(225%)
Total core life insurance	8.8	26.7	(17.9)	(67%)
Traditional life insurance	22.8	29.3	(6.5)	(22%)
Total life insurance	31.6	56.0	(24.4)	(44%)
Annuities	(5.4)	6.9	(12.3)	(178%)
Operating income before income taxes	$26.2	$62.9	$(36.7)	(58%)

Three months ended March 31, 2008 vs. March 31, 2007

Variable universal life pre-tax operating income decreased due to higher mortality costs, partially offset by lower amortization of policy acquisition costs, from lower mortality margins and poor fund performance, and higher cost of insurance charges.

Universal life pre-tax operating income decreased due to higher mortality costs and expenses, including premium taxes and renewal commissions, resulting from higher sales. These increases were partially offset by higher cost of insurance charges, from growth of in-force contracts, and lower amortization of policy acquisition costs, from lower mortality margins.

Traditional life pre-tax operating income decreased primarily due to lower investment income offset by lower expenses.

Annuity pre-tax operating income decreased primarily due to lower asset based fees from negative separate account fund performance, higher benefit costs related to an increase in GMIB reserves, and higher amortization of deferred policy acquisition costs related to the negative separate account performance and higher surrenders in discontinued products.

Asset Management Segment

Summary Asset Management Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Investment management fees	$32.8	$36.9	$(4.1)	(11%)
Mutual fund ancillary fees and other revenue	14.6	16.6	(2.0)	(12%)
Net investment income	0.3	0.5	(0.2)	(40%)
Total segment revenues	47.7	54.0	(6.3)	(12%)
Intangible asset amortization	7.5	7.6	(0.1)	(1%)
Intangible asset impairment	10.5	—	10.5	—%
Other operating expenses	43.0	45.8	(2.8)	(6%)
Total segment expenses	61.0	53.4	7.6	14%
Operating income (loss) before income taxes	(13.3)	0.6	(13.9)	(2,317%)
Allocated income tax (expense) benefit	4.6	(0.9)	5.5	(611%)
Operating loss	(8.7)	(0.3)	(8.4)	(2,800%)
Realized investment gains (losses), net of income taxes	(0.6)	0.1	(0.7)	(700%)
Net loss	$(9.3)	$(0.2)	$(9.1)	(4,550%)

Our investment management fees are based on assets under management. Approximately 35% of our investment management fees were based on beginning of quarter assets under management which causes fee revenues to lag behind changes in assets under management. The remaining 65% were based on average daily closing asset values. The following table shows average assets under management.

Assets Under Management:	As of or for the
($ in millions)	Quarter Ended
	March 31,
	2008	2007
Average fee earning assets
Money market mutual funds	$5,942.2	$5,813.0
All other mutual funds	15,393.1	16,784.1
Managed accounts	5,447.7	6,841.1
Institutional	10,458.9	12,147.4
Structured finance products	5,246.3	4,573.9
Total	$42,488.2	$46,159.5

Three months ended March 31, 2008 vs. March 31, 2007

Asset Management net income and operating income decreased as a result of an impairment charge that was recorded at one of our asset management subsidiaries. The impairment was primarily the result of the termination of an institutional client. We recorded a non-cash impairment charge of $10.5 million pre-tax against the related identified intangible asset. In connection with this impairment, as required by SFAS 142, we also performed a test for impairment of the operating segment’s goodwill. No impairment of goodwill was deemed necessary. The other key drivers of earnings are explained below:

•

Investment management fees decreased primarily due to managed account and mutual fund net outflows over the past four quarters of $1.5 billion and $727.0 million, respectively, combined with unfavorable equity market performance over the past two quarters.

•

Mutual fund ancillary fees and other revenue decreased due to declines in mutual fund assets under management as well as due to a one-time solicitation fee earned in the prior period related to a collateralized debt obligation issuance. The mutual fund ancillary fees decrease was partially offset by a corresponding decrease in trail payments which are a component of other operating expenses.

•

Other operating expenses decreased primarily due to a decrease in employment expenses resulting from lower sales-based and other incentive compensation combined with lower trail payments explained above. These decreases were partially offset by minor increases in portfolio management operational costs.

Corporate and Other

Summary Corporate and Other Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Corporate investment income	$0.9	$1.5	$(0.6)	(40%)
Investment income from collateralized obligations	3.2	4.0	(0.8)	(20%)
Interest expense on indebtedness	(10.2)	(9.5)	(0.7)	7%
Interest expense on non-recourse collateralized obligations	(3.2)	(4.0)	0.8	(20%)
Corporate expenses	(11.2)	(2.9)	(8.3)	286%
Other	(0.1)	1.7	(1.8)	(106%)
Operating loss before income taxes	(20.6)	(9.2)	(11.4)	124%
Allocated income tax benefit	8.1	3.6	4.5	125%
Operating loss	(12.5)	(5.6)	(6.9)	123%
Realized investment gains (losses), net of income taxes and other offsets	(1.1)	11.9	(13.0)	(109%)
Net income (loss)	$(13.6)	$6.3	$(19.9)	(316%)

Three months ended March 31, 2008 vs. March 31, 2007

Corporate and other net income and operating income decreased compared to the prior year due primarily to higher expenses, which reflected the costs associated with the proxy solicitation of $4.6 million and the spin-off of our asset management business of $2.9 million. Interest expense increased due to a correction of accrued interest in the prior year. Excluding that correction, interest expense for 2008 would have declined as a result of the pay off of the $153.7 million equity units notes in February 2008. In addition, realized investment gains for the prior year included a final earn-out payment related to the sale of Lombard in 2005.

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

See Note 11 to our consolidated financial statements in this Form 10-Q as well as Note 11 to our consolidated financial statements in our 2007 Annual Report on Form 10-K for more information.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2008, our general account held debt securities with a carrying value of $11,617.4 million, representing 77.6% of total general account investments. Public debt securities represented 71.5% of total debt securities, with the remaining 28.5% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
Rating	Designation	2008	2007	2008	2007	2008	2007

1	AAA/AA/A	$7,195.3	$7,473.6	$5,669.0	$5,950.6	$1,526.3	$1,523.0
2	BBB	3,502.1	3,567.7	1,924.1	1,997.9	1,578.0	1,569.8
Total investment grade		10,697.4	11,041.3	7,593.1	7,948.5	3,104.3	3,092.8
3	BB	572.0	604.3	483.7	507.7	88.3	96.6
4	B	225.4	227.3	159.7	179.3	65.7	48.0
5	CCC and lower	106.8	84.0	56.7	33.8	50.1	50.2
6	In or near default	15.8	13.1	7.6	6.1	8.2	7.0
Total debt securities		$11,617.4	$11,970.0	$8,300.8	$8,675.4	$3,316.6	$3,294.6

General Account Debt Securities	As of March 31, 2008
by Investment Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$602.3	$587.1	$26.2	$(11.0)	$15.2
State and political subdivision	234.3	223.0	12.0	(0.7)	11.3
Foreign government	202.2	176.3	25.9	—	25.9
Corporate	6,933.9	6,999.3	185.2	(250.6)	(65.4)
Mortgage-backed	2,685.9	2,799.5	32.4	(146.0)	(113.6)
Other asset-backed	958.8	1,089.2	9.7	(140.1)	(130.4)
Total debt securities	$11,617.4	$11,874.4	$291.4	$(548.4)	$(257.0)
Debt securities outside closed block:
Unrealized gains	$2,176.1	$2,091.2	$84.9	$—	$84.9
Unrealized losses	2,614.8	2,908.3	—	(293.5)	(293.5)
Total outside the closed block	4,790.9	4,999.5	84.9	(293.5)	(208.6)
Debt securities in closed block:
Unrealized gains	4,164.9	3,958.4	206.5	—	206.5
Unrealized losses	2,661.6	2,916.5	—	(254.9)	(254.9)
Total in the closed block	6,826.5	6,874.9	206.5	(254.9)	(48.4)
Total debt securities	$11,617.4	$11,874.4	$291.4	$(548.4)	$(257.0)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2008 in our debt securities portfolios are banking (7.0%), diversified financial services (4.0%), electrical utilities (3.8%), insurance (3.4%) and real estate investment trusts (2.2%).

Residential Mortgage-Backed Securities

The weakness in the U.S. real estate markets, increases in interest rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates for residential mortgage-backed securities, especially those originated in 2006 and 2007 and those designated as sub-prime. In addition, there have been increased concerns in the financial markets about residential mortgage-backed securities designated as Alt-A.

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of March 31, 2008, over 96% of the total residential portfolio was rated AAA or AA. We have $225.9 million of sub-prime exposure, which represents less than 2% of our general account. All of our sub-prime exposure is investment grade, and 86% is AAA rated, with another 3% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Our exposure to sub-prime mortgages originated after 2005 is less than 1% of our general account, with 98% of those securities rated AAA. We have no sub-prime exposure through collateralized debt obligations following the impairment of one such security in the fourth quarter of 2007.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of March 31, 2008
	Book	Market	% General					BB and	% Closed
	Value	Value	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$748.4	$757.9	5.0%	100.0%	0.0%	0.0%	0.0%	0.0%	73.1%
Prime	644.2	590.7	3.9%	91.7%	3.7%	0.0%	4.6%	0.0%	37.3%
Alt-A	321.4	270.4	1.8%	77.9%	15.6%	4.4%	2.1%	0.0%	32.6%
Sub-prime	253.2	225.9	1.5%	86.2%	2.6%	10.1%	1.1%	0.0%	6.4%
Total	$1,967.2	$1,844.9	12.2%	92.4%	3.8%	1.9%	1.9%	0.0%	47.5%

_______

(1)	Percentages based on Market Value.

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

Sources of Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2008	2007

Debt security impairments	$(32.6)	$(1.0)
Equity security impairments	(0.5)	—
Other investments impairments	(7.3)	—
Impairment losses	(40.4)	(1.0)
Debt security transaction gains	2.0	5.2
Debt security transaction losses	(4.8)	(1.8)
Equity security transaction gains	2.5	2.7
Equity security transaction losses	(2.7)	(1.4)
Affiliate transactions	—	13.7
Other investments transaction gains (losses)	(1.3)	5.4
Real estate transaction gains	—	1.5
Debt and equity securities pledged as collateral gains	1.3	0.2
Debt and equity securities pledged as collateral losses	(0.5)	—
Net transaction gains (losses)	(3.5)	25.5
Realized gains (losses) on fair value option investments	(3.6)	—
Net realized investment gains (losses)	$(47.5)	$24.5

Total impairment losses increased to $40.4 million for the 2008 quarter as compared to $1.0 million for the 2007 quarter. Affiliate transactions of $0.0 million in 2008 and $13.7 million in 2007 are attributable to the Lombard earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.

Debt security impairments during the first quarter of 2008 included $29.8 million related to residential mortgage-backed securities. Based on a projected cash flow analysis that incorporates delinquency levels, foreclosures and expected losses on foreclosures, and indicates that we will not receive our contractual principal from certain investments, we recorded impairment losses on those investments. In addition, we recorded an impairment loss of $7.3 million in a limited partnership investment.

There were no realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts for the three months ended March 31, 2008 and 2007, respectively.

Gross and Net Unrealized	As of March 31, 2008
Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,505	2,496	1,580	1,779	925	717
Unrealized gains (losses)	$291.4	$(548.4)	$84.9	$(293.5)	$206.5	$(254.9)
Applicable policyholder dividend obligation (reduction)	206.5	(254.9)	—	—	206.5	(254.9)
Applicable deferred policy acquisition costs (benefit)	34.3	(141.7)	34.3	(141.7)	—	—
Applicable deferred income taxes (benefit)	17.7	(53.1)	17.7	(53.1)	—	—
Offsets to net unrealized gains (losses)	258.5	(449.7)	52.0	(194.8)	206.5	(254.9)
Unrealized gains (losses) after offsets	$32.9	$(98.7)	$32.9	$(98.7)	$—	$—
Net unrealized losses after offsets		$(65.8)		$(65.8)		$—

Equity securities
Number of positions	270	168	136	90	134	78
Unrealized gains (losses)	$24.9	$(8.5)	$6.3	$(1.6)	$18.6	$(6.9)
Applicable policyholder dividend obligation (reduction)	18.6	(6.9)	—	—	18.6	(6.9)
Applicable deferred income taxes (benefit)	2.2	(0.6)	2.2	(0.6)	—	—
Offsets to net unrealized gains (losses)	20.8	(7.5)	2.2	(0.6)	18.6	(6.9)
Unrealized gains (losses) after offsets	$4.1	$(1.0)	$4.1	$(1.0)	$—	$—
Net unrealized gains after offsets	$3.1		$3.1		$—

Total net unrealized gains on debt and equity securities as of March 31, 2008 were $240.6 million (unrealized gains of $316.3 million less unrealized losses of $556.9 million). Of that net amount, net unrealized losses of $203.9 million were outside the closed block ($62.7 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized losses of $36.7 million were in the closed block ($0.0 million after applicable policyholder dividend obligation).

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. This analysis is provided for investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percent age declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of March 31, 2008. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current policyholder dividend obligation liability in the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on	As of March 31, 2008
General Account Securities Outside Closed Block:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$2,614.8	$475.6	$643.7	$1,495.5
Total amortized cost	2,908.3	502.5	748.6	1,657.2
Unrealized losses	$(293.5)	$(26.9)	$(104.9)	$(161.7)
Unrealized losses after offsets	$(98.7)	$(8.6)	$(34.1)	$(56.0)
Number of securities	1,667	340	448	879

Investment grade:
Unrealized losses	$(252.0)	$(25.3)	$(94.9)	$(131.8)
Unrealized losses after offsets	$(85.9)	$(8.0)	$(30.6)	$(47.3)

Below investment grade:
Unrealized losses	$(41.5)	$(1.6)	$(10.0)	$(29.9)
Unrealized losses after offsets	$(12.8)	$(0.6)	$(3.5)	$(8.7)

Equity securities outside closed block
Unrealized losses	$(1.6)	$(1.4)	$(0.2)	$—
Unrealized losses after offsets	$(1.0)	$(0.9)	$(0.1)	$—
Number of securities	112	92	$20	—

For debt securities outside of the closed block with gross unrealized losses, 87.0% of the unrealized losses after offsets pertain to investment grade securities and 13% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2008
General Account Securities Outside Closed Block:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(131.4)	$(109.9)	$(21.5)	$—
Unrealized losses over 20% of cost after offsets	$(43.4)	$(36.8)	$(6.6)	$—
Number of securities	216	194	20	2

Investment grade:
Unrealized losses over 20% of cost	$(109.4)	$(99.4)	$(10.0)	$—
Unrealized losses over 20% of cost after offsets	$(37.4)	$(33.2)	$(4.2)	$—

Below investment grade:
Unrealized losses over 20% of cost	$(22.0)	$(10.5)	$(11.5)	$—
Unrealized losses over 20% of cost after offsets	$(6.0)	$(3.6)	$(2.4)	$—

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.9)	$(0.8)	$(0.1)	$—
Unrealized losses over 20% of cost after offsets	$(0.5)	$(0.5)	$—	$—
Number of securities	57	50	7	—

Duration of Gross Unrealized Losses on	As of March 31, 2008
General Account Securities Inside Closed Block:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$2,661.6	$591.8	$713.5	$1,356.3
Total amortized cost	2,916.5	618.5	822.3	1,475.7
Unrealized losses	$(254.9)	$(26.7)	$(108.8)	$(119.4)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	610	131	194	285

Investment grade:
Unrealized losses	$(217.3)	$(23.3)	$(98.5)	$(95.5)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(37.6)	$(3.4)	$(10.3)	$(23.9)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(6.9)	$(5.2)	$(1.7)	$—
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	107	88	19	—

For debt securities in the closed block with gross unrealized losses, 85.2% of the unrealized losses pertain to investment grade securities and 14.8% of the unrealized losses pertain to below investment grade securities at March 31, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2008
General Account Securities Inside Closed Block:		0 - 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(98.6)	$(91.3)	$(7.3)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of positions	$80	$70	$8	$2

Investment grade:
Unrealized losses over 20% of cost	$(79.9)	$(76.2)	$(3.7)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(18.7)	$(15.1)	$(3.6)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(4.0)	$(4.0)	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of positions	$31	$30	$1	$—

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard International Assurance S.A. (“Lombard”) for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We do not expect any further consideration related to this sale going forward.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2008	2007	2008 vs. 2007
Continuing operations
Cash from (for) operating activities	$(43.7)	$8.1	$(51.8)	(640%)
Cash from investing activities	96.6	87.6	9.0	10%
Cash for financing activities	(274.2)	(165.1)	(109.1)	66%

Discontinued operations
Cash for operating activities	(5.5)	(5.4)	(0.1)	2%
Cash from investing activities	11.4	15.6	(4.2)	(27%)

Three months ended March 31, 2008 vs. March 31, 2007

Cash activity shifted from provided by operations in 2007 to used for operating activities in 2008. This was primarily due to an increase in the first year acquisition costs associated with the higher level of sales in 2008, partially offset by an increase in fees collected.

Cash for financing activities increased due to the increase in indebtedness repayments in 2008. In 2008, the equity unit notes of $153.7 million matured and were repaid, while 2007 promissory notes of $57.2 million were repaid.

See Note 9 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash

Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from PXP. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life is able to pay a dividend of $83.8 million in 2008 under this provision.

On May 2, 2008, we declared a dividend of $0.16 per share, payable on July 11, 2008 to shareholders of record on June 13, 2008. In the prior year, we declared a dividend of $0.16 per share on April 26, 2007 to our shareholders of record on June 13, 2007; we paid that dividend on July 11, 2007.

On March 19, 2008, the Phoenix Life Board of Directors declared a dividend of $25.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid in April 2008. During 2007, the Phoenix Life Board of Directors paid total dividends of $92.2 million to its sole shareholder, The Phoenix Companies, Inc.

See Note 22 to our consolidated financial statements in our 2007 Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

We sponsor postemployment benefit plans through pension and savings plans and postretirement health care and life insurance for employees of Phoenix Life and PXP. Funding of these obligations is provided by Phoenix Life and PXP on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 14 to our consolidated financial statements in this Form 10-Q for additional information.

The holding company does not expect to receive dividends from PXP in the near term because this subsidiary will likely use a substantial portion of its cash flows from operations to repay intercompany debt and interest on debt.

On April 2, 2008, the Company and its subsidiary, Phoenix Life, amended and restated our existing $150 million unsecured senior revolving credit facility (the “Amended and Restated Facility”). The Amended and Restated Facility amends and restates the terms of the original facility dated November 22, 2004 (the “Original Facility”) and the terms of the amendment and restatement of the Original Facility dated June 6, 2006 (the “Amended Facility”).

The financing commitments under the Amended and Restated Facility will terminate on June 6, 2009. The Amended and Restated Facility reflects amendments that, in anticipation of the spin-off of the Company’s wholly-owned subsidiary, PXP, to the Company’s shareholders (the “Spin-off”), (i) release PXP from its obligations under the Amended Facility and provide that PXP is not a borrower under the Amended and Restated Facility effective as of April 2, 2008, and (ii) adjust certain financial covenants of the borrowers upon the consummation of the Spin-off. The adjusted covenants include those related to the minimum consolidated net worth required to be maintained following the Spin-off.

Potential borrowers on the credit line are the Company and Phoenix Life. The Company unconditionally guarantees any loans under this facility to Phoenix Life. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. There are no current borrowings on the credit facility.

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

We were in compliance with all of our credit facility covenants at March 31, 2008.

Future minimum annual principal payments on indebtedness as of March 31, 2008 are: in 2032, $300.0 million and in 2034, $175.0 million.

The Company and its subsidiaries may, from time to time, purchase our 7.45% Quarterly Interest Bonds, due 2032, in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the continued determination that it is in the best interest of the Company and its shareholders.

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

The financial strength and debt ratings as of March 31, 2008 were as follows:

	Financial Strength Rating		Senior Debt Rating of
Rating Agency	of Phoenix Life	Outlook	The Phoenix Companies, Inc.	Outlook

A.M. Best Company, Inc.	A (“Excellent”)	Stable	bbb (“Adequate”)	Positive
Fitch	A+ (“Strong”)	Stable	Not rated
Moody’s	A3 (“Good”)	Stable	Baa3 (“Adequate”)	Stable
Standard & Poor’s	A- (“Strong”)	Stable	BBB- (“Good”)	Stable

These ratings are not a recommendation to buy or hold any of our securities.

See Note 9 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

See Note 17 to our consolidated financial statements in this Form 10-Q for more information on our contingent liabilities.

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

See our 2007 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

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

See our 2007 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Mar 31,	Dec 31,	percentage change
	2008	2007	2008 vs. 2007
ASSETS
Available-for-sale debt securities, at fair value	$11,617.4	$11,970.0	$(352.6)	(3%)
Available-for-sale equity securities, at fair value	204.9	205.3	(0.4)	—%
Venture capital partnerships, at equity in net assets	195.4	173.7	21.7	12%
Policy loans, at unpaid principal balances	2,402.9	2,380.5	22.4	1%
Other investments	430.5	507.3	(76.8)	(15%)
Fair value option investments	112.8	—	112.8	—%
	14,963.9	15,236.8	(272.9)	(2%)
Available-for-sale debt and equity securities pledged as collateral, at fair value	185.9	219.1	(33.2)	(15%)
Total investments	15,149.8	15,455.9	(306.1)	(2%)
Cash and cash equivalents	362.3	577.7	(215.4)	(37%)
Accrued investment income	215.8	209.6	6.2	3%
Receivables	196.4	159.7	36.7	23%
Deferred policy acquisition costs	2,237.2	2,081.2	156.0	7%
Deferred income taxes	57.1	36.9	20.2	55%
Other intangible assets	190.5	208.2	(17.7)	(9%)
Goodwill	484.5	484.5	—	—%
Other assets	151.5	172.9	(21.4)	(12%)
Separate account assets	10,344.2	10,820.3	(476.1)	(4%)
Total assets	$29,389.3	$30,206.9	$(817.6)	(3%)

LIABILITIES
Policy liabilities and accruals	$13,803.1	$13,791.2	$11.9	—%
Policyholder deposit funds	1,723.3	1,808.9	(85.6)	(5%)
Indebtedness	474.0	627.7	(153.7)	(24%)
Other liabilities	513.1	551.0	(37.9)	(7%)
Non-recourse collateralized obligations	270.5	317.9	(47.4)	(15%)
Separate account liabilities	10,344.2	10,820.3	(476.1)	(4%)
Total liabilities	27,128.2	27,917.0	(788.8)	(3%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,620.8	2,617.4	3.4	—%
Accumulated deficit	(31.7)	(9.8)	(21.9)	(223%)
Accumulated other comprehensive loss	(148.5)	(138.2)	(10.3)	(7%)
Treasury stock	(179.5)	(179.5)	—	—%
Total stockholders’ equity	2,261.1	2,289.9	(28.8)	(1%)
Total liabilities and stockholders’ equity	$29,389.3	$30,206.9	$(817.6)	(3%)

Three months ended March 31, 2008 vs. December 31, 2007

The fair value of available-for-sale debt securities decreased due to the change in fair value of bonds and funding of annuity withdrawals related primarily to discontinued products.

Venture capital partnerships increased primarily due to additional contributions of $18.8 million, largely in the closed block.

Other investments decreased primarily due to the reclassification of certain investments to the fair value option investments line on the consolidated balance sheet discussed below.

Fair Value Option Investments represent investments for which the fair value option was elected under SFAS 159. See Note 2 to our consolidated financial statements in this Form 10-Q for additional information.

Cash and cash equivalents decreased due to cash used by financing activities of $268.7 million and cash used for operating activities of $49.2 million, partially offset by cash from investing activities of $102.5 million. Cash used for financing activities related to repayment of the equity unit notes of $153.7 million and payments for net withdrawals on policyholder deposit funds of $97.3 million. Cash used for operations primarily related to higher benefit payments and higher first year acquisition costs, partially offset by an increase in fees collected.

Receivables increased primarily due to higher reinsurance recoverable balances, which resulted from higher death claims activity in the first quarter of 2008.

Composition of Deferred Policy Acquisition Costs by Product:			Increase (decrease) and
($ in millions)	Mar 31,	Dec 31,	percentage change
	2008	2007	2008 vs. 2007

Variable universal life	$359.1	$358.9	$0.2	—%
Universal life	948.4	820.8	127.6	16%
Variable annuities	327.7	310.0	17.7	6%
Fixed annuities	11.9	14.0	(2.1)	(15%)
Traditional life	590.1	577.5	12.6	2%
Total deferred policy acquisition costs	$2,237.2	$2,081.2	$156.0	7%

Deferred policy acquisition costs increased primarily due to the deferral of $142.2 million in first year acquisitions costs, including $116.2 million related to universal life sales and $14.0 million related to annuity sales. In addition there was an increase of $43.8 million related to offsets for unrealized investment losses. These increases were partially offset by amortization of deferred policy acquisition costs.

Deferred income taxes increased due to changes in the tax basis of assets and liabilities during the first quarter of 2008.

Other intangible assets decreased as a result of the $10.5 million impairment of certain management contract in our asset management business and normal amortization.

Other assets declined due to a decrease in the net assets of discontinued reinsurance operations and generally lower suspense balances.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

Other liabilities decreased due mainly to the lower levels of accruals related primarily to commissions and incentive compensation.

Contractual Obligations and Commercial Commitments

As of March 31, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2007 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 11 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) decreased from $1,055.6 million at December 31, 2007 to $956.9 million at March 31, 2008. The principal factors resulting in this decrease are losses from operations of $33.2 million, net realized losses of $42.1 million, and a $25.0 million dividend to its sole shareholder, The Phoenix Companies, Inc., which was declared in March 2008.

At March 31, 2008, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 300% of Company Action Level.

On March 19, 2008, the Phoenix Life Board of Directors declared a dividend of $25.0 million to its sole shareholder, The Phoenix Companies, Inc., which was paid in April 2008. During 2007, the Phoenix Life Board of Directors paid total dividends of $92.2 million to its sole shareholder, The Phoenix Companies, Inc.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each is also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At March 31, 2008, the largest of these subsidiaries had net capital of approximately $7.1 million, which is $6.1 million in excess of its required minimum net capital of $1.0 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2.01:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at March 31, 2008 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2008, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2007 Annual Report on Form 10-K.

See Note 14 to our consolidated financial statements in this Form 10-Q for additional information.

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

See our 2007 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2008 in comparison to December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and Note 17 to our consolidated financial statements in this Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

There are no material changes to our Risk Factors as described in our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended March 31, 2008, we issued 22,483 restricted stock units (“RSUs”) to 12 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on May 2, 2008.

(b)

The following individuals were elected as directors at the meeting for terms expiring in 2011:
Sal H. Alfiero, Martin N. Baily, John H. Forsgren, Jr., John E. Haire and Thomas S. Johnson.

All of the following other individuals continued to serve as directors after the meeting:
Jean S. Blackwell, Peter C. Browning, Arthur P. Byrne, Sanford Cloud, Jr., Gordon J. Davis, Esq.,
Ann Maynard Gray, Jerry J. Jasinowski and Dona D. Young.

(c)

The nominees for director were elected based on the following votes:

	Number of Shares Voted For	Number of Shares Withheld

Sal H. Alfiero	58,129,684	2,949,768
Martin N. Baily	58,491,800	2,225,536
John H. Forsgren, Jr.	58,930,658	1,347,820
John E. Haire	55,824,941	7,559,254
Thomas S. Johnson	55,804,958	7,599,220

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008 received the following votes:

FOR	AGAINST	ABSTAIN

59,485,203	284,352	472,836

(d)

Please see Part II, Item 5(a) below for a discussion of the settlement between the Company and affiliates of Oliver Press Partners, LLC.

ITEM 5. OTHER INFORMATION

(a)

In lieu of filing this information on Form 8-K, pursuant to Instruction B.3 of Form 8-K and Item 5 of Form 10-Q, we file the following disclosure in this report on Form 10-Q within the filing deadlines set forth in Form 8-K.

Election of Directors

On April 16, 2008, the Company and affiliates of Oliver Press Partners, LLC (collectively, the “OPP Investors”) entered into an agreement (the “Agreement”) terminating the pending proxy contest with respect to the election of directors at the Company’s 2008 Annual Meeting of Shareholders. The terms of the Agreement are set forth in the Company’s Current Report on Form 8-K filed April 16, 2008, and the Agreement is filed as Exhibit 10.55 hereto and is incorporated herein by reference.

Pursuant to the terms of the Agreement, on May 2, 2008, the Company’s Board of Directors (the “Board”) increased the size of the Board from thirteen to fifteen directors, and appointed (i) Augustus Oliver as a director of the Company to the class of directors whose term of office will expire at the Company’s 2009 Annual Meeting of Shareholders and as a member of the Audit and Finance Committees of the Board, and (ii) Art Weinbach as a director of the Company to the class of directors whose term of office will expire at the Company’s 2010 Annual Meeting of Shareholders and as a member of the Compensation and Governance Committees of the Board. Messrs. Oliver and Weinbach will be entitled to participate in the non-management director compensation arrangements provided by the Company, prorated to reflect their length of service on the Board during 2008.

Mr. Oliver serves as a managing member of Oliver Press Partners, LLC. As a managing member of Oliver Press Partners, LLC, Mr. Oliver receives compensation from Oliver Press Partners, LLC and its affiliates and has an equity interest in the OPP Investors. Pursuant to the Agreement, the Company will reimburse the OPP Investors for actual out-of-pocket expenses in connection with their nominations and related filings, up to a maximum amount of $3,000,000. Mr. Weinbach serves as Executive Chairman and Chairman of the Board of Directors of Broadridge Financial Solutions, Inc. (“Broadridge”). Mr. Weinbach receives compensation from Broadridge in connection with his service as an employee of Broadridge. Banks, broker dealers and other registered holders of the Company’s common stock utilize Broadridge to distribute proxy statements and related materials to the beneficial owners of the Company’s common stock. The Company pays fees, and reimburses expenses, to Broadridge related to the distribution of these materials. For 2008, the total fees and expenses paid or reimbursed to Broadridge by the Company are estimated to total approximately $200,000. The Company has determined that both transactions constitute related person transactions. Both related person transactions have been approved by the Audit Committee of the Board pursuant to the Board’s Policy Regarding Transactions with Related Persons. The Board has determined that Messrs. Oliver and Weinbach are independent under the Categorical Independence Standards adopted by the Board and related New York Stock Exchange rules.

Compensatory Arrangements of Certain Officers and Directors

(i)

On May 2, 2008, the Compensation Committee (the “Compensation Committee”) of the Board recommended, and the Board approved, the amendment and restatement of the following non-qualified plans and employment agreement to address  the applicable provisions of Internal Revenue Code section 409A, its final regulations and other guidance issued thereunder (“Section 409A”):

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated to be effective as of January 1, 2009;

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated to be effective as of January 1, 2009;

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated to be effective as of January 1, 2009;

The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated to be effective as of January 1, 2009; and

Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young.

On May 2, 2008, the Compensation Committee also recommended, and the Board also approved, the following non-qualified plans, which (1) formalize prior practices with respect to director deferrals effected by individual agreements in separate plans pertaining to the deferral of equity awards and cash payments; (2) separate the equity deferral provisions for executive officers into a plan separate from that for cash based deferrals, and (3) address the applicable provisions of Section 409A:

The Phoenix Companies, Inc. Equity Deferral Plan to be effective as of January 1, 2009;

The Phoenix Companies, Inc. Directors Equity Deferral Plan to be effective as of January 1, 2009; and

The Phoenix Companies, Inc. Directors Cash Deferral Plan to be effective as of January 1, 2009.

(ii)

On May 6, 2008, The Phoenix Companies, Inc. Benefit Plans Committee, pursuant to authority delegated by the Board and the Compensation Committee, approved the amendment and restatement of the following non-qualified plans to address the applicable provisions of Section 409A:

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan to be effective as of January 1, 2009;

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan to be effective as of January 1, 2009;

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008;

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of January 1, 2008;

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated to be effective as of January 1, 2009; and

The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated to be effective as of January 1, 2009.

Executive officers and directors of the Company are, or could be, participants in, or have received awards under, one or more of the plans set forth immediately above.

Each plan and the employment agreement described above amends, restates and supersedes the existing plan and the employment agreement in its entirety or establishes a new plan with provisions from other plans or individual agreements effective as of, or to be effective as of, the respective effective date. Some of the plans are being amended to take advantage of (1) the exemptions available under Section 409A, such as the utilization of the short-term deferral rule, to the extent possible, or (2) the transition relief provisions that are available generally until December 31, 2008, such as the opportunity to accelerate distributions into 2009. Specifically, the directors and executive officers, including the Chief Executive Officer in the form of a letter agreement amending her employment agreement with the Company, who have vested restricted stock units (“RSUs”) that are scheduled to settle upon Separation from Service will be offered the opportunity to accelerate the settlement of their RSUs to a fixed date of the directors and executive officers election, but in no event prior to January 1, 2009. This election is only available until December 31, 2008, as permitted by Section 409A. The directors and executive officers would be permitted, as of the settlement date, to sell shares necessary to meet their tax liability. The shares received as a result of this acceleration will continue to be subject to the Company’s share ownership guidelines.

Plans with awards, benefits or accounts subject to Section 409A are being amended or established to include, as applicable, the following provisions: (A) establish compliant election periods for newly-eligible and existing participants (timing of deferrals; time and form of payments), (B) generally impose a six-month delay upon distributions made by reason of separation from service for all employee participants, thereby reducing the risks associated with the misclassification of specified employees, (C) de-link the time and form of payment elections to the extent previously corresponding to an associated IRS-qualified plan, (D) generally prohibit re-elections other than in accordance with the applicable transitional rules or which may be effected without a delay of the original time of payment, (E) include fixed payment date options and in-service withdrawals, (F) require mandatory distributions of accrued benefits/account balances of less than a certain dollar amount, (G) impose restrictions on the ability to terminate a non-qualified plan covered by Section 409A, and (H) add the definitions of “separation from service” and “specified employee”.

Changes not related to Section 409A are also being made with regard to certain plans set forth above. These changes include: (1) the addition of a lump sum distribution option, payable in three annual installments to avoid any risk of adverse accounting for the Company, under the supplemental executive retirement plans and the excess benefit plan; (2) clarification of the permissible effect of plan amendments or terminations on accrued vested benefits of active participants; (3) adoption of a uniform definition of eligibility in the employee deferred compensation plan and equity deferral plan; (4) inclusion of a uniform definition of “beneficiary”; (5) inclusion of a definition of “compensation” to aid in the determination of eligibility to participate; (6) clarification of what is considered an involuntary termination, what constitutes the health insurance subsidy, and what  benefits are conditioned upon  execution of a general release under the executive severance plan; and (7) elimination of outdated language related to the Company’s demutualization.

The foregoing description of the material terms of the affected plans is qualified in its entirety by reference to the full text of the plans themselves, which are filed as exhibits hereto and incorporated herein by reference.

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

10.2	The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated to be effective as of January 1, 2009*

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

10.6	The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated to be effective as of January 1, 2009*

10.7

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2003 (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.8

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2003 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.9	The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated to be effective as of January 1, 2009*

10.10

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.11

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan, as amended and restated effective January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.12

Second Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan, as amended and restated effective January 1, 2004 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.13	The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan to be effective as of January 1, 2009*

10.14	The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan to be effective as of January 1, 2009*

10.15

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.16	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008*

10.17

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.18	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of January 1, 2008*

10.19

Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan, as amended and restated effective March 3, 2003 (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.20

First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan, as amended and restated March 3, 2003 (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.21

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.22	The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated to be effective as of January 1, 2009*

10.23

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.24

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

10.27	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.28

Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.29

Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.30	The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.15 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.31

First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.32

Second Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.33	The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated to be effective as of January 1, 2009*

10.34	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.35	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated to be effective as of January 1, 2009*

10.36	The Phoenix Companies, Inc. Equity Deferral Plan to be effective as of January 1, 2009*

10.37	The Phoenix Companies, Inc. Directors Equity Deferral Plan to be effective as of January 1, 2009*

10.38	The Phoenix Companies, Inc. Directors Cash Deferral Plan to be effective as of January 1, 2009*

10.39

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.40

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 10.30 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.41

Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.42	Letter Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young amending Mrs. Young’s Amended and Restated Employment Agreement dated May 18, 2005*

10.43	Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young*

10.44

Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2007)

10.45

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

10.47	Discussion of compensation of George R. Aylward (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2006)

10.48	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.49	Discussion of compensation of David R. Pellerin (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.50

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on October 29, 2007, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.51

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.52

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.53

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.54

First Amended and Restated Credit Agreement dated as of April 2, 2008, by and among The Phoenix Companies, Inc., and Phoenix Life Insurance Company as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 7, 2008)

10.55

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

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

THE PHOENIX COMPANIES, INC.

Date:	May 8, 2008	By:	/s/ Peter A. Hofmann
Peter A. Hofmann, Senior Executive Vice President
and Chief Financial Officer