Form 10-Q
period 2008-06-30
PHOENIX COMPANIES INC/DE
filed 2008-08-11
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

YES ☐      NO ☑

On July 31, 2008, the registrant had 114.4 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheet

($ in millions, except share data)

June 30, 2008 (unaudited) and December 31, 2007

	June 30,	Dec 31,
	2008	2007
ASSETS:
Available-for-sale debt securities, at fair value	$11,291.3	$11,970.0
Available-for-sale equity securities, at fair value	189.1	205.3
Venture capital partnerships, at equity in net assets	208.4	173.7
Policy loans, at unpaid principal balances	2,473.3	2,380.5
Other investments	449.8	507.3
Fair value option investments	113.1	—
	14,725.0	15,236.8
Available-for-sale debt and equity securities pledged as collateral, at fair value	176.2	219.1
Total investments	14,901.2	15,455.9
Cash and cash equivalents	443.2	577.7
Accrued investment income	196.6	209.6
Receivables	214.4	159.7
Deferred policy acquisition costs	2,351.0	2,089.9
Deferred income taxes	76.2	42.8
Intangible assets	183.2	208.2
Goodwill	484.5	484.5
Other assets	207.9	172.8
Separate account assets	10,576.6	10,820.3
Total assets	$29,634.8	$30,221.4

LIABILITIES:
Policy liabilities and accruals	$13,800.2	$13,816.7
Policyholder deposit funds	1,664.0	1,808.9
Indebtedness	474.0	627.7
Other liabilities	686.6	550.9
Non-recourse collateralized obligations	256.3	317.9
Separate account liabilities	10,576.6	10,820.3
Total liabilities	27,457.7	27,942.4

CONTINGENT LIABILITIES (NOTE 17)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,705,070 and 125,604,486 shares issued	1.3	1.3
Additional paid-in capital	2,621.8	2,616.1
Accumulated deficit	(50.6)	(20.7)
Accumulated other comprehensive loss	(215.9)	(138.2)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	2,177.1	2,279.0
Total liabilities and stockholders’ equity	$29,634.8	$30,221.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
REVENUES:
Premiums	$191.3	$193.1	$371.5	$387.8
Insurance, investment management and product fees	182.4	155.5	361.9	306.0
Mutual fund ancillary fees and other revenue	14.6	17.2	29.2	33.9
Net investment income	246.3	262.9	494.8	539.3
Net realized investment gains (losses)	(26.2)	(1.9)	(73.7)	22.6
Total revenues	608.4	626.8	1,183.7	1,289.6

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	327.0	321.9	662.8	644.1
Policyholder dividends	86.0	90.3	159.7	194.1
Policy acquisition cost amortization	55.6	43.9	95.6	85.2
Intangible asset amortization	7.5	7.5	15.0	15.1
Intangible asset impairment	—	—	10.5	—
Interest expense on indebtedness	8.8	11.6	19.0	21.1
Interest expense on non-recourse collateralized obligations	1.9	4.1	5.1	8.1
Other operating expenses	114.6	115.9	232.0	222.7
Total benefits and expenses	601.4	595.2	1,199.7	1,190.4
Income (loss) before income taxes	7.0	31.6	(16.0)	99.2
Income tax (expense) benefit	(0.8)	(1.1)	7.8	(20.8)
Income (loss) from continuing operations	6.2	30.5	(8.2)	78.4
Income from discontinued operations, net of income taxes	—	0.4	—	1.2
Net income (loss)	$6.2	$30.9	$(8.2)	$79.6

EARNINGS PER SHARE:
Net earnings – basic	$0.05	$0.27	$(0.07)	$0.70
Net earnings – diluted	$0.05	$0.27	$(0.07)	$0.69
Basic weighted-average common shares outstanding (in thousands)	114,389	114,083	114,362	113,961
Diluted weighted-average common shares outstanding (in thousands)	116,090	115,642	114,362	115,656

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$6.2	$30.9	$(8.2)	$79.6
Net unrealized investment losses (Note 8)	(73.9)	(36.4)	(85.7)	(33.3)
Net unrealized foreign currency translation and other gains (losses)	3.4	1.1	3.4	(2.6)
Net unrealized derivative instruments gains	3.1	1.1	1.7	1.7
Other comprehensive loss	(67.4)	(34.2)	(80.6)	(34.2)
Comprehensive income (loss)	$(61.2)	$(3.3)	$(88.8)	$45.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Cash Flows

($ in millions)

Six Months Ended June 30, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Premiums collected	$393.6	$396.3
Insurance, investment management and product fees collected	393.1	339.8
Investment income collected	475.0	493.5
Policy benefits paid, excluding policyholder dividends	(526.4)	(551.9)
Policyholder dividends paid	(166.7)	(161.8)
Policy acquisition costs paid	(248.1)	(165.1)
Interest expense on indebtedness paid	(20.0)	(22.1)
Interest expense on collateralized obligations paid	(4.6)	(10.1)
Other operating expenses paid	(268.3)	(217.4)
Income taxes paid	(6.5)	(6.1)
Cash from continuing operations	21.1	95.1
Discontinued operations, net	(11.5)	(7.8)
Cash from operating activities	9.6	87.3

INVESTING ACTIVITIES:
Investment purchases	(2,286.6)	(2,355.4)
Investment sales, repayments and maturities	2,446.1	2,526.6
Debt and equity securities pledged as collateral sales	30.9	29.7
Subsidiary purchases	(0.5)	(4.4)
Premises and equipment additions	(9.9)	(9.8)
Discontinued operations, net	17.4	18.1
Cash from investing activities	197.4	204.8

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	378.0	327.0
Policyholder deposit fund withdrawals	(527.8)	(584.9)
Indebtedness repayments	(153.7)	(57.2)
Collateralized obligations repayments	(38.2)	(21.5)
Proceeds from stock options exercised	0.2	1.0
Cash for financing activities	(341.5)	(335.6)
Change in cash and cash equivalents	(134.5)	(43.5)
Cash and cash equivalents, beginning of period	577.7	404.9
Cash and cash equivalents, end of period	$443.2	$361.4

Included in cash and cash equivalents above is cash pledged as collateral of $5.2 million and $9.3 million at June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Changes in Stockholders’ Equity

 ($ in millions)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3	$1.3	$1.3
Common shares issued	—	—	—	—
Balance, end of period	$1.3	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,619.5	$2,606.4	$2,616.1	$2,600.3
Compensation expense recognized on restricted stock units	0.9	2.5	3.3	9.8
Conversion of restricted stock units to common shares, net	—	—	(0.4)	(2.4)
Stock options awarded as compensation	1.3	0.8	2.6	1.5
Stock options exercised	0.1	0.5	0.2	1.0
Balance, end of period	$2,621.8	$2,610.2	$2,621.8	$2,610.2

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period, as previously reported	$(31.7)	$(64.7)	$(9.8)	$(111.3)
Cumulative effect of retrospective application of change in accounting (Note 2)	$(6.3)	$(6.6)	$(10.9)	$(4.7)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	(2.9)	—
Net income (loss)	6.2	30.9	(8.2)	79.6
Common stock dividend declared ($0.16 per share)	(18.8)	(18.4)	(18.8)	(18.4)
Adjustment for initial application of FIN 48 (Note 2)	—	—	—	(4.0)
Balance, end of period	$(50.6)	$(58.8)	$(50.6)	$(58.8)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(148.5)	$(74.7)	$(138.2)	$(74.7)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	2.9	—
Other comprehensive loss	(67.4)	(34.2)	(80.6)	(34.2)
Balance, end of period	$(215.9)	$(108.9)	$(215.9)	$(108.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Common shares contributed to employee savings plan	—	—	—	—
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,254.8	$2,282.2	$2,279.0	$2,231.4
Change in stockholders’ equity	(77.7)	(17.9)	(101.9)	32.9
Stockholders’ equity, end of period	$2,177.1	$2,264.3	$2,177.1	$2,264.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

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

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and six-month periods in 2008 are not necessarily indicative of the results that may be expected for the year 2008. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2007 Annual Report on Form
10-K.

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts accounted for in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS 113”). In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

2. Basis of Presentation and Significant Accounting Policies (continued)

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management's intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Comparative amounts from prior periods have been adjusted to apply the new method retrospectively in these financial statements. The following financial statement line items were affected by the change in accounting principle. Certain balances shown “as originally reported” have been reclassified to conform to the current period presentation.

Income Statement

	Three Months Ended June 30, 2008
($ in millions, except per share amounts)	As calculated under the new method	As calculated under the former method	Effect of change

Insurance, investment management and product fees	$182.4	$182.6	$(0.2)
Policy benefits, excluding policyholder dividends	327.0	338.8	(11.8)
Policy acquisition cost amortization	55.6	59.1	(3.5)
Income tax (expense) benefit	(0.8)	4.5	(5.3)
Net income (loss)	6.2	(3.6)	9.8
Basic earnings per share	0.05	(0.03)	0.08
Diluted earnings per share	0.05	(0.03)	0.08

	Three Months Ended June 30, 2007
($ in millions, except per share amounts)	As adjusted	As originally reported	Effect of change

Insurance, investment management and product fees	$155.5	$155.7	$(0.2)
Policy benefits, excluding policyholder dividends	321.9	316.5	5.4
Policy acquisition cost amortization	43.9	45.9	(2.0)
Income tax (expense) benefit	(1.1)	(2.4)	1.3
Net income (loss)	30.9	33.2	(2.3)
Basic earnings per share	0.27	0.29	(0.02)
Diluted earnings per share	0.27	0.29	(0.02)

	Six Months Ended June 30, 2008
($ in millions, except per share amounts)	As calculated under the new method	As calculated under the former method	Effect of change

Insurance, investment management and product fees	$361.9	$360.8	$1.1
Policy benefits, excluding policyholder dividends	662.8	690.4	(27.6)
Policy acquisition cost amortization	95.6	89.1	6.5
Income tax (expense) benefit	7.8	15.6	(7.8)
Net income (loss)	(8.2)	(22.6)	14.4
Basic earnings per share	(0.07)	(0.20)	0.13
Diluted earnings per share	(0.07)	(0.20)	0.13

	Six Months Ended June 30, 2007
($ in millions, except per share amounts)	As adjusted	As originally reported	Effect of change

Insurance, investment management and product fees	$306.0	$306.5	$(0.5)
Policy benefits, excluding policyholder dividends	644.1	633.8	10.3
Policy acquisition cost amortization	85.2	89.4	(4.2)
Income tax (expense) benefit	(20.8)	(23.2)	2.4
Net income (loss)	79.6	83.8	(4.2)
Basic earnings per share	0.70	0.74	(0.04)
Diluted earnings per share	0.69	0.72	(0.03)

2. Basis of Presentation and Significant Accounting Policies (continued)

Balance Sheet

	June 30, 2008
($ in millions)	As calculated under the new method	As calculated under the former method	Effect of change

Deferred policy acquisition costs	$2,351.0	$2,348.8	$2.2
Deferred income tax asset	76.2	78.1	(1.9)
Policy liabilities and accruals	13,800.2	13,803.4	(3.2)
Accumulated deficit	(50.6)	(54.1)	3.5

	December 31, 2007
($ in millions)	As adjusted	As originally reported	Effect of change

Deferred policy acquisition costs	$2,089.9	$2,081.2	$8.7
Deferred income tax asset	42.8	36.9	5.9
Policy liabilities and accruals	13,816.7	13,791.2	25.5
Accumulated deficit	(20.7)	(9.8)	(10.9)

As of January 1, 2007, the cumulative effect of the new method on our stockholders’ equity was a decrease of $4.7 million, which was recorded to accumulated deficit.

Following is a description of our accounting for deferred policy acquisition costs, which has been updated from our 2007 Annual Report on Form 10-K to reflect a change in our method of accounting for the effects of reinsurance.

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

We amortize deferred policy acquisition costs and present value of future profits based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs and present value of future profits are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Adoption of new accounting standards

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as of January 1, 2008 with no net effect to equity, as further described below.

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

The company is presently under audit with the Internal Revenue Service (“IRS”) for 2004 and 2005. It is reasonably possible that the exam will conclude within the next 12 months. An estimate of the change in FIN 48 liabilities cannot be made at this time due to the number of items still being reviewed by the IRS.

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

Accounting standards not yet adopted

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS 163”). Financial guarantee insurance and reinsurance contracts are contracts issued by insurance enterprises that provide protection to the holder of a financial obligation from a financial loss in the event of a default. The new accounting standard applies to recognition and measurement of premium revenue and claim liabilities on such contracts and to related disclosures. SFAS 163 will be effective for us on January 1, 2009. We do not have financial guarantee insurance products and, accordingly, do not expect our adoption of SFAS 163 to have an effect on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of GAAP-basis financial statements. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on our financial position and results of operations.

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

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. This loss, as well as EMCO’s results up through the date of sale, is reported in discontinued operations in these financial statements. Prior year results have also been reported in discontinued operations.

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

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our Closed Block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three- and six-month periods ended June 30, 2008 and 2007. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

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

4. Business Segments (continued)

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

4. Business Segments (continued)

Segment Information on Assets:	June 30,	Dec 31,
($ in millions)	2008	2007
Segment assets
Life and annuity segment	$28,243.7	$28,689.5
Asset management segment	706.1	751.2
Corporate and other	669.9	759.7
Net assets of discontinued operations	15.1	21.0
Total assets	$29,634.8	$30,221.4

Segment Information on Revenues:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007
Segment revenues
Life and annuity segment	$582.8	$562.4	$1,149.6	$1,136.0
Asset management segment	45.8	54.7	93.5	108.7
Elimination of inter-segment revenues	3.1	3.0	6.3	5.8
Corporate and other	2.9	8.6	8.0	16.5
Net realized investment gains (losses)	(26.2)	(1.9)	(73.7)	22.6
Total revenues	$608.4	$626.8	$1,183.7	$1,289.6

Results of Operations by Segment as Reconciled to	Three Months Ended		Six Months Ended
Consolidated Net Income:	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Life and annuity segment	$45.5	$47.2	$78.8	$107.1
Asset management segment	(4.0)	2.3	(17.3)	2.9
Corporate and other	(21.1)	(16.2)	(41.7)	(25.4)
Applicable income tax expense	(5.6)	(1.7)	(5.1)	(17.5)
Realized investment gains (losses), net of income taxes and other offsets	(8.6)	(1.1)	(22.9)	11.3
Income from discontinued operations, net of income taxes	—	0.4	—	1.2
Net income	$6.2	$30.9	$(8.2)	$79.6

Life and annuity segment

Life and Annuity Segment Assets:	June 30,	Dec 31,
($ in millions)	2008	2007

Investments	$14,496.7	$15,103.5
Cash and cash equivalents	362.9	289.0
Accrued investment income	195.9	203.5
Receivables	143.6	105.6
Deferred policy acquisition costs	2,351.0	2,089.9
Goodwill	30.1	30.1
Other general account assets	86.9	47.6
Separate accounts	10,576.6	10,820.3
Total segment assets	$28,243.7	$28,689.5

4. Business Segments (continued)

Life and Annuity Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Premiums	$191.3	$193.1	$371.5	$387.8
Insurance, investment management and product fees	151.5	118.6	298.4	232.5
Net investment income	240.0	250.7	479.7	515.7
Total segment revenues	582.8	562.4	1,149.6	1,136.0
Policy benefits, including policyholder dividends	420.3	410.9	843.8	829.3
Policy acquisition cost amortization	59.0	43.6	105.0	85.3
Other operating expenses	58.0	60.7	122.0	114.3
Total segment benefits and expenses	537.3	515.2	1,070.8	1,028.9
Operating income before income taxes	45.5	47.2	78.8	107.1
Allocated income tax expense	(15.3)	(15.4)	(27.5)	(34.0)
Operating income	30.2	31.8	51.3	73.1
Realized investment gains (losses), net of income taxes and other offsets	(0.9)	0.5	(13.5)	1.0
Net income	$29.3	$32.3	$37.8	$74.1

Life and Annuity Segment Revenues by Product:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007
Premiums
Term life insurance	$7.0	$4.5	$6.5	$9.1
Other life insurance	3.2	3.2	5.7	5.8
Total, non-participating life insurance	10.2	7.7	12.2	14.9
Participating life insurance	181.1	185.4	359.3	372.9
Total premiums	191.3	193.1	371.5	387.8
Insurance, investment management and product fees
Variable universal life insurance	32.3	29.7	63.4	60.1
Universal life insurance	96.6	67.5	190.9	130.8
Other life insurance	1.6	1.4	3.4	2.7
Total, life insurance	130.5	98.6	257.7	193.6
Annuities	21.0	20.0	40.7	38.9
Total insurance, investment management and product fees	151.5	118.6	298.4	232.5
Net investment income	240.0	250.7	479.7	515.7
Segment revenues	$582.8	$562.4	$1,149.6	$1,136.0

Asset management segment

Asset Management Segment Assets:	June 30,	Dec 31,
($ in millions)	2008	2007

Investments	$12.1	$13.5
Cash and cash equivalents	22.2	36.5
Receivables	25.6	29.6
Intangible assets	183.2	208.2
Goodwill	454.4	454.4
Other assets	8.6	9.0
Total segment assets	$706.1	$751.2

4. Business Segments (continued)

Asset Management Segment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Investment management fees	$30.9	$37.1	$63.7	$74.0
Mutual fund ancillary fees and other revenue	14.6	17.2	29.2	33.9
Net investment income	0.3	0.4	0.6	0.8
Total segment revenues	45.8	54.7	93.5	108.7
Intangible asset amortization	7.5	7.5	15.0	15.1
Intangible asset impairment	—	—	10.5	—
Other operating expenses	42.3	44.9	85.3	90.7
Total segment expenses	49.8	52.4	110.8	105.8
Operating income (loss) before income taxes	(4.0)	2.3	(17.3)	2.9
Allocated income tax (expense) benefit	2.3	(1.0)	6.9	(1.9)
Operating income (loss)	(1.7)	1.3	(10.4)	1.0
Realized investment gains (losses), net of income taxes	(0.4)	0.2	(1.0)	0.3
Net income (loss)	$(2.1)	$1.5	$(11.4)	$1.3

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

			Inception
Closed Block Assets and Liabilities:	June 30,	Dec 31,	(Dec 31,
($ in millions)	2008	2007	1999)

Debt securities	$6,671.0	$6,919.4	$4,773.1
Equity securities	118.0	134.0	—
Venture capital partnerships	187.7	157.3	—
Policy loans	1,368.7	1,357.1	1,380.0
Other investments	149.3	136.4	399.0
Total closed block investments	8,494.7	8,704.2	6,552.1
Cash and cash equivalents	97.5	67.8	—
Accrued investment income	110.5	112.1	106.8
Receivables	48.2	44.7	35.2
Deferred income taxes	324.0	329.3	389.4
Other closed block assets	36.2	10.0	6.2
Total closed block assets	9,111.1	9,268.1	7,089.7
Policy liabilities and accruals	9,806.8	9,811.2	8,301.7
Policyholder dividends payable	339.3	332.8	325.1
Policyholder dividend obligation	—	246.0	—
Other closed block liabilities	141.1	49.3	12.3
Total closed block liabilities	10,287.2	10,439.3	8,639.1
Excess of closed block liabilities over closed block assets	$1,176.1	$1,171.2	$1,549.4

5. Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligation:	from	June 30,
($ in millions)	Inception	2008	2007

Closed block revenues
Premiums	$7,938.8	$354.3	$365.8
Net investment income	4,722.1	282.1	290.6
Net realized investment gains (losses)	(100.5)	(27.1)	2.9
Total revenues	12,560.4	609.3	659.3
Policy benefits, excluding dividends	8,533.0	417.5	431.2
Other operating expenses	81.8	2.9	3.3
Total benefits and expenses, excluding policyholder dividends	8,614.8	420.4	434.5
Closed block contribution to income before dividends and income taxes	3,945.6	188.9	224.8
Policyholder dividends	(3,301.1)	(159.4)	(193.8)
Closed block contribution to income before income taxes	644.5	29.5	31.0
Applicable income tax expense	(222.9)	(8.6)	(10.3)
Closed block contribution to income	$421.6	$20.9	$20.7

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,346.3	$159.4	$193.8
Policyholder dividends provided through other comprehensive income	(186.0)	(232.4)	(152.6)
Additions to (reductions in) policyholder dividend liabilities	3,160.3	(73.0)	41.2
Policyholder dividends paid	(3,146.1)	(166.5)	(161.5)
Increase (decrease) in policyholder dividend liabilities	14.2	(239.5)	(120.3)
Policyholder dividend liabilities, beginning of period	325.1	578.8	658.6
Policyholder dividend liabilities, end of period	339.3	339.3	538.3
Policyholder dividends payable, end of period	(339.3)	(339.3)	(339.5)
Policyholder dividend obligation, end of period	$—	$—	$198.8

6. Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Policy acquisition costs deferred	$105.9	$87.2	$248.1	$165.1
Costs amortized to expenses:
Recurring costs	(59.0)	(43.7)	(105.0)	(85.3)
Net realized investment (gains) losses	3.4	(0.2)	9.4	0.1
Offsets to net unrealized investment gains or losses included in other comprehensive income	64.8	37.0	108.6	31.6
Change in deferred policy acquisition costs	115.1	80.3	261.1	111.5
Deferred policy acquisition costs, beginning of period	2,235.9	1,786.9	2,089.9	1,755.7
Deferred policy acquisition costs, end of period	$2,351.0	$1,867.2	$2,351.0	$1,867.2

7. Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill:	June 30,	Dec 31,
($ in millions)	2008	2007

Investment management contracts with definite lives	$305.6	$305.1
Accumulated amortization	(195.7)	(170.2)
Net investment management contracts with definite lives	109.9	134.9
Investment management contracts with indefinite lives	73.3	73.3
Intangible assets	$183.2	$208.2
Goodwill	$484.5	$484.5

7. Goodwill and Other Intangible Assets (continued)

Activity in Intangible Assets and Goodwill:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007
Intangible assets
Purchases	$0.2	$0.2	$0.5	$0.4
Amortization	(7.5)	(7.5)	(15.0)	(15.1)
Impairment	—	—	(10.5)	—
Change in intangible assets	(7.3)	(7.3)	(25.0)	(14.7)
Balance, beginning of period	190.5	230.1	208.2	237.5
Balance, end of period	$183.2	$222.8	$183.2	$222.8

Goodwill
Asset purchases	$—	$4.0	$—	$4.0
Change in goodwill	—	4.0	—	4.0
Balance, beginning of period	484.5	471.1	484.5	471.1
Balance, end of period	$484.5	$475.1	$484.5	$475.1

During the first quarter of 2008, we recorded a $10.5 million pre-tax impairment on identified intangible assets related to institutional investment management contracts. This impairment resulted from the termination of certain contracts and related factors.

8. Investing Activities

Debt and equity securities

See Note 11 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	June 30, 2008		December 31, 2007
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$570.7	$569.8	$618.8	$605.2
State and political subdivision	222.3	218.5	234.3	224.7
Foreign government	194.6	174.2	197.2	172.0
Corporate	6,622.7	6,899.4	7,048.4	7,073.2
Mortgage-backed	2,792.0	2,932.1	2,830.8	2,880.2
Other asset-backed	889.0	1,062.4	1,040.5	1,116.0
Available-for-sale debt securities	$11,291.3	$11,856.4	$11,970.0	$12,071.3

Amounts applicable to the closed block	$6,671.0	$6,905.0	$6,919.4	$6,898.1

Available-for-sale equity securities	$189.1	$178.0	$205.3	$173.0

Amounts applicable to the closed block	$117.9	$109.7	$134.0	$109.2

8. Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	June 30, 2008		December 31, 2007
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$17.0	$(16.1)	$21.8	$(8.2)
State and political subdivision	7.2	(3.4)	10.9	(1.3)
Foreign government	21.1	(0.7)	25.3	(0.1)
Corporate	89.3	(366.0)	161.4	(186.2)
Mortgage-backed	21.7	(161.8)	39.8	(89.2)
Other asset-backed	7.0	(180.4)	9.7	(85.2)
Debt securities gains (losses)	$163.3	$(728.4)	$268.9	$(370.2)
Debt securities net losses		$(565.1)		$(101.3)

Equity securities gains (losses)	$21.1	$(10.0)	$37.0	$(4.7)
Equity securities net gains	$11.1		$32.3

Aging of Temporarily Impaired	June 30, 2008
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$92.2	$(2.4)	$65.8	$(13.7)	$158.0	$(16.1)
State and political subdivision	20.7	(0.8)	36.5	(2.6)	57.2	(3.4)
Foreign government	30.1	(0.7)	1.0	—	31.1	(0.7)
Corporate	2,204.0	(103.9)	2,071.9	(262.1)	4,275.9	(366.0)
Mortgage-backed	792.4	(38.2)	1,024.4	(123.6)	1,816.8	(161.8)
Other asset-backed	389.7	(80.0)	335.0	(100.4)	724.7	(180.4)
Debt securities	$3,529.1	$(226.0)	$3,534.6	$(502.4)	$7,063.7	$(728.4)
Equity securities	58.5	(10.0)	—	—	58.5	(10.0)
Total temporarily impaired securities	$3,587.6	$(236.0)	$3,534.6	$(502.4)	$7,122.2	$(738.4)

Amounts inside the closed block	$2,063.1	$(121.3)	$1,785.2	$(241.7)	$3,848.3	$(363.0)

Amounts outside the closed block	$1,524.5	$(114.7)	$1,749.4	$(260.7)	$3,273.9	$(375.4)

Amounts outside the closed block that are below investment grade	$120.4	$(9.6)	$181.6	$(48.1)	$302.0	$(57.7)

Total after offsets for deferred policy acquisition cost adjustment and taxes		$(36.9)		$(88.4)		$(125.3)

Number of securities		1,730		1,464		3,194

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $33.7 million at June 30, 2008 ($10.2 million after offsets for taxes and deferred policy acquisition costs). However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $27.2 million at June 30, 2008 ($0.0 million after offsets for change in policy dividend obligation). However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

The securities are considered to be temporarily impaired at June 30, 2008 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

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

In determining whether collateralized securities are impaired, we obtain underlying mortgage data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

If we determine that the security is impaired, we write it down to its then current fair value and record a realized loss in that period.

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

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Contributions	$11.6	$8.3	$30.3	$31.3
Equity in earnings of partnerships	8.7	6.3	14.6	14.1
Distributions	(7.3)	(3.6)	(10.2)	(10.0)
Change in venture capital partnerships	13.0	11.0	34.7	35.4
Venture capital partnership investments, beginning of period	195.4	141.2	173.7	116.8
Venture capital partnership investments, end of period	$208.4	$152.2	$208.4	$152.2

8. Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Debt securities	$178.0	$194.9	$361.3	$388.9
Equity securities	1.2	2.1	2.2	4.5
Mortgage loans	0.4	0.4	0.6	1.1
Venture capital partnerships	8.7	6.3	14.6	14.1
Policy loans	45.8	43.8	90.8	87.9
Other investments	11.0	9.7	18.0	28.7
Other income	0.4	1.2	2.2	5.8
Cash and cash equivalents	1.8	4.7	5.4	9.6
Total investment income	247.3	263.1	495.1	540.6
Discontinued operations	(0.6)	(1.8)	(1.3)	(4.5)
Investment expenses	(2.4)	(2.6)	(4.2)	(5.0)
Net investment income, general account investments	244.3	258.7	489.6	531.1
Debt and equity securities pledged as collateral (Note 11)	2.0	4.2	5.2	8.2
Net investment income	$246.3	$262.9	$494.8	$539.3

Amounts applicable to the closed block	$141.2	$140.1	$282.1	$290.6

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Debt security impairments	$(24.9)	$(13.6)	$(57.5)	$(14.6)
Equity security impairments	(0.1)	(0.1)	(0.6)	(0.1)
Other investments impairments	(1.5)	—	(8.8)	—
Debt and equity securities pledged as collateral impairments	—	(0.8)	—	(0.8)
Impairment losses	(26.5)	(14.5)	(66.9)	(15.5)
Debt security transaction gains	1.7	7.8	3.7	13.0
Debt security transaction losses	(1.7)	(2.4)	(6.5)	(4.2)
Equity security transaction gains	5.0	2.6	7.5	5.3
Equity security transaction losses	(2.7)	—	(5.4)	(1.4)
Mortgage loan transaction gains		—	(0.1)	1.4
Debt and equity securities pledged as collateral gains	0.7	0.7	1.6	1.7
Debt and equity securities pledged as collateral losses	(0.1)	—	(0.2)	(0.8)
Affiliate transactions gains	—	—	—	13.7
Other investments transaction gains (losses)	(2.8)	4.0	(4.0)	8.0
Real estate transaction gains (losses)		(0.1)	—	1.4
Net transaction gains	0.1	12.6	(3.4)	38.1
Realized gains (losses) on fair value option investments	0.2	—	(3.4)	—
Net realized investment gains (losses)	$(26.2)	$(1.9)	$(73.7)	$22.6

Debt security impairments for the three and six months ended June 30, 2008 include impairment losses of $24.8 million and $54.7 million, respectively, related to residential mortgage-backed securities. Of these impairment losses, $11.1 million and $22.8 million relate to the closed block.

During the first quarter of 2008, we recorded an impairment loss of $7.3 million in a limited partnership investment. During the second quarter of 2008 we recorded an impairment loss of $1.5 million in a private equity security.

8. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Debt securities	$(308.1)	$(237.9)	$(463.8)	$(235.8)
Equity securities	(5.3)	4.7	(21.2)	6.6
Debt and equity securities pledged as collateral	(6.3)	(3.1)	11.0	(4.1)
Other investments	(2.4)	—	(2.2)	—
Net unrealized investment losses	$(322.1)	$(236.3)	$(476.2)	$(233.3)

Net unrealized investment losses	$(322.1)	$(236.3)	$(476.2)	$(233.3)
Applicable closed block policyholder dividend obligation	(149.5)	(144.9)	(232.4)	(152.6)
Applicable deferred policy acquisition cost benefit	(64.8)	(37.0)	(108.6)	(31.6)
Applicable deferred income tax benefit	(33.9)	(18.0)	(49.5)	(15.8)
Offsets to net unrealized investment losses	(248.2)	(199.9)	(390.5)	(200.0)
Net unrealized investment losses included in other comprehensive income	$(73.9)	$(36.4)	$(85.7)	$(33.3)

9. Financing Activities

Indebtedness

Indebtedness:	June 30, 2008		December 31, 2007
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

7.15% surplus notes	$174.0	$179.1	$174.0	$179.6
6.675% senior unsecured bonds	—	—	153.7	153.7
7.45% senior unsecured bonds	300.0	195.2	300.0	243.1
Total indebtedness	$474.0	$374.3	$627.7	$576.4

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

The financing commitments under the Amended and Restated Facility will terminate on June 6, 2009. The Amended and Restated Facility reflects amendments that, in anticipation of the spin-off of the Company’s wholly-owned subsidiary, PXP, to the Company’s shareholders (the “Spin-off”), (i) release PXP from its obligations under the Amended Facility and provide that PXP is not a borrower under the Amended and Restated Facility effective as of April 2, 2008, and (ii) adjust a certain financial covenant of the borrowers upon the consummation of the Spin-off. The adjusted covenant is related to the minimum consolidated net worth required to be maintained following the Spin-off.

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

9. Financing Activities (continued)

The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated stockholders’ equity, based on GAAP standards in effect on June 6, 2006 and a maximum consolidated debt-to-capital ratio of 30%. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 250% and a minimum A.M. Best financial strength rating of “A-”.

We were in compliance with all of our credit facility covenants at June 30, 2008.

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

Future minimum annual principal payments on indebtedness as of June 30, 2008 are: in 2032, $300.0 million and in 2034, $175.0 million.

Common stock dividends

On May 2, 2008, we declared a dividend of $0.16 per share to shareholders of record on June 13, 2008. We paid that dividend on July 11, 2008. In the prior year, we declared a dividend of $0.16 per share on April 26, 2007 to our shareholders of record on June 13, 2007; we paid that dividend on July 11, 2007.

The Phoenix Life Board of Directors declared dividends of $30.0 million and $25.0 million on July 9, 2008 and March 19, 2008, respectively, to the Company, Phoenix Life’s sole shareholder. These dividends were paid in July 2008 and April 2008, respectively. During 2007, the Phoenix Life Board of Directors paid total dividends of $30.0 million, $30.0 million and $32.2 million to the Company in April, July and November, respectively.

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance, investment management and product fees. During the six-month periods ended June 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

The GMAB rider provides the contractholder with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

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

As of June 30, 2008 and December 31, 2007, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007 using equity options, equity futures and swaps. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in millions)	2008	2007

GMWB	$(0.1)	$(1.5)
GMAB	5.3	1.8
GPAF	1.9	1.7

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,377.8	$21.4	59
GMDB step up	1,867.9	118.5	60
GMDB earnings enhancement benefit (EEB)	68.7	0.1	60
GMDB greater of annual step up and roll up	36.3	6.2	63
Total GMDB at June 30, 2008	$3,350.7	$146.2

GMIB	$648.9		60
GMAB	430.3		55
GMWB	372.9		61
GPAF	28.8		74
Total at June 30, 2008	$1,480.9

With the return of premium, the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

With the step up, the death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

With the EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With the greater of annual step up and annual roll up, the death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the currant account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2008 and December 31, 2007, we held additional universal life benefit reserves of $45.8 million and $34.7 million, respectively.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to seven collateralized obligation trusts. These seven collateralized obligation trusts are investment trusts with aggregate assets of $1.4 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our investment management fee revenues related to our asset management affiliates’ advisory services. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the seven collateralized obligation trusts is $9.5 million at June 30, 2008 (none of which relates to trusts that are consolidated). All of that exposure relates to investment grade debt securities.

We consolidated two collateralized obligation trusts as of June 30, 2008 and December 31, 2007. As of June 30, 2008, our direct investment in these two consolidated collateralized obligation trusts was zero. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.2 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively, related to the consolidated collateralized obligation trusts.

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $176.2 million and $219.1 million at June 30, 2008 and December 31, 2007, respectively. In addition, cash and accrued investment income of $5.7 million and $13.4 million are included in these amounts at June 30, 2008 and December 31, 2007, respectively.

Fair Value and Cost of Debt and Equity Securities	June 30, 2008		December 31, 2007
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$176.2	$165.4	$219.1	$219.3
Equity securities pledged as collateral	—	0.1	—	0.1
Total debt and equity securities pledged as collateral	$176.2	$165.5	$219.1	$219.4

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $248.7 million and $307.2 million at June 30, 2008 and December 31, 2007, respectively, and non-recourse derivative cash flow hedge liabilities of $7.6 million (notional amount of $170.4 million with a maturity of June 2009) and $10.7 million (notional amount of $211.1 million with a maturity of June 1, 2009) at June 30, 2008 and December 31, 2007, respectively.

Gross and Net Unrealized Gains and Losses from	June 30, 2008		December 31, 2007
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$18.2	$(7.4)	$29.0	$(29.2)
Equity securities pledged as collateral	—	(0.1)	—	(0.1)
Total	$18.2	$(7.5)	$29.0	$(29.3)
Net unrealized gains (losses)	$10.7			$(0.3)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost total $7.4 million at June 30, 2008. Debt securities with a fair value less than 80% of the security’s amortized cost total
$5.7 million at June 30, 2008. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at June 30, 2008.

We recognized a $0.0 million and $0.8 million charge to earnings in the quarters ended June 30, 2008 and 2007, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.

11. Investments Pledged as Collateral and Non-recourse Collateralized Obligations (continued)

The effect of the method of consolidation of the collateralized debt obligation trusts was to change our net income by $0.6 million and $(0.1) million for the six months ended June 30, 2008 and 2007, respectively, and to decrease our stockholders’ equity by $74.4 million and $85.4 million as of June 30, 2008 and December 31, 2007, respectively. The impact to net income and stockholders’ equity primarily relate to realized and unrealized investment and derivative cash flow gains and losses within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these gains and losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

The amount of derivative cash flow hedge ineffectiveness recognized on these collateralized obligation trusts for the six months ended June 30, 2008 and 2007 increased realized gains by $0.6 million and $0.3 million, respectively.

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

12. Fair Value (continued)

The following table presents the financial instruments carried at fair value as of June 30, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of June 30, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$236.7	$9,866.0	$1,239.9	$11,342.6
Available-for-sale equity securities	164.8	—	24.3	189.1
Derivative assets	—	48.8	—	48.8
Separate account assets	10,481.1	93.6	1.9	10,576.6
Debt and equity securities pledged as collateral	—	169.5	6.7	176.2
Fair value option investments	70.9	42.2	—	113.1
Total assets	$10,953.5	$10,220.1	$1,272.8	$22,446.4
Liabilities
Embedded derivative liabilities	$—	$—	$7.1	$7.1
Total liabilities	$—	$—	$7.1	$7.1

Available-for-sale debt securities are reported net of $51.3 million of investments included in other assets on our balance sheet because they are allocated to discontinued reinsurance operations. See Note 17 to these financial statements for further information.

Fair value option investments at June 30, 2008 include $70.9 million of available-for-sale equity securities backing our deferred compensation liabilities. Prior to our adoption of SFAS 159, changes in the fair value of the securities were recorded in other comprehensive income while changes in the deferred compensation liability were recorded in earnings. Electing the fair value option allows us to mitigate the associated accounting volatility.

Fair value option investments also include a structured loan asset valued at $42.2 million as of June 30, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were obtained from independent third-party broker quotes.

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

Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives or other OTC trades, while taking into account the counterparty’s credit ratings, or our own credit ratings, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

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

Private equity investments

The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. Private equity investments are included in Level 3 of the valuation hierarchy.

Private equity investments may also include publicly held equity securities, generally obtained through the initial public offering of privately held equity investments. Such securities are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held securities within our private equity investments are primarily classified in Level 2 of the valuation hierarchy.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2008		June 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$1,268.2	$(12.0)	$1,518.9	$(0.3)
Purchases/(sales), net	(27.7)	—	(120.5)	—
Net transfers	55.0	—	(20.3)	—
Realized gains (losses)	(19.3)	4.9	(45.2)	(6.8)
Unrealized gains (losses) included in other comprehensive income (loss)	(3.9)	—	(60.7)	—
Amortization/accretion	0.5	—	0.6	—
Balance, end of period	$1,272.8	$(7.1)	$1,272.8	$(7.1)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(25.2)	$4.9	$(56.5)	$(6.8)

13. Income Taxes

For the three and six months ended June 30, 2008 and 2007, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Dividends received deduction	(3.4%)	(1.4%)	(2.4%)	(1.5%)
Low income housing tax credit	(3.3%)	(2.1%)	(2.4%)	(2.3%)
State income taxes, net of federal tax	14.6%	0.9%	(4.5%)	0.5%
Realized gains (losses) on available securities pledged as collateral	(3.0%)	0.1%	3.1%	—%
Release of foreign tax credit valuation allowance	—%	(17.9%)	—%	(5.7%)
Recognition of foreign tax credit benefit	—%	(9.8%)	—%	(3.1%)
Adjustments to tax accruals	(27.4%)	—%	12.1%	—%
Adjustments to deferred tax on reserves	—%	—%	4.8%	—%
Other, net	(1.1%)	(1.3%)	3.1%	(1.9%)
Effective income taxes rates applicable to continuing operations	11.4%	3.5%	48.8%	21.0%

Our effective income tax expense rate of 11.4% and 48.8% for the three and six months ended June 30, 2008 varies from the expected annual effective tax rate applied to ordinary income of 27.7% and 24.6%, respectively, primarily due to tax accrual adjustments and deferred tax adjustments relating to reserves. The estimated annual effective income tax rate applied to ordinary income for the three and six months ended June 30, 2007 was 22.0% and 28.1%, respectively. Throughout the year, we will re-evaluate our estimated annual effective income tax rate and make adjustments as necessary.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of June 30, 2008, we had current taxes receivable of $4.4 million.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

14. Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$1.7	$3.8	$4.0	$7.3
Interest cost	9.8	9.6	19.5	18.8
Expected return on plan assets	(10.3)	(9.9)	(20.6)	(19.9)
Net loss amortization	1.9	2.2	3.5	3.5
Prior service cost amortization	(0.1)	0.3	0.1	0.5
Pension benefit cost	$3.0	$6.0	$6.5	$10.2

14. Employee Benefits (continued)

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	1.0	0.8	2.0	1.9
Prior service cost amortization	—	(0.4)	—	(0.8)
Net gain amortization	(0.4)	(0.1)	(0.8)	(0.1)
Other postretirement benefit cost	$1.0	$0.7	$2.0	$1.8

Savings plans

During the three months ended June 30, 2008 and 2007, we incurred costs of $1.9 million and $1.2 million, respectively, for contributions to our employer-sponsored savings plans. During the six months ended June 30, 2008 and 2007, we incurred costs of $4.6 million and $3.0 million, respectively, for contributions to our employer-sponsored savings plans.

15. Share-based compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Compensation cost charged to income	$2.2	$3.3	$5.9	$5.9
Income tax benefit	$0.8	$1.2	$2.1	$1.8

We did not capitalize any cost of stock-based compensation during the three- and six-month periods ended June 30, 2008 and 2007.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options generally vest over a three-year period while the directors’ options vest immediately. The fair values of options granted are measured as of the grant date and expensed ratably over the vesting period.

Stock Option Activity at	Three Months Ended June 30,
Weighted-Average Exercise Price:	2008		2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	5,152,115	$13.80	4,886,447	$14.88
Granted	10,000	10.45	2,500	14.00
Exercised	(9,343)	10.78	(50,443)	11.60
Forfeited	(34,037)	12.53	(167,115)	15.93
Expired/unexercised	(45,498)	15.83	(13,700)	16.20
Outstanding, end of period	5,073,237	$13.79	4,657,689	$14.87

15. Share-based compensation (continued)

Stock Option Activity at	Six Months Ended June 30,
Weighted-Average Exercise Price:	2008		2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,087,486	$14.79	4,522,618	$14.85
Granted	1,423,832	11.37	481,500	14.10
Exercised	(16,567)	10.53	(139,776)	10.19
Forfeited	(64,474)	13.01	(192,953)	15.74
Expired/unexercised	(357,040)	15.97	(13,700)	16.20
Outstanding, end of period	5,073,237	$13.79	4,657,689	$14.87

Options granted during the three and six months ended June 30, 2008 had a weighted-average fair value of $4.96 and $4.47, respectively.

The intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was less than $0.1 million.

As of June 30, 2008, 3.2 million of outstanding stock options were exercisable, with a weighted-average exercise price of $14.79.

As of June 30, 2008, there was $6.8 million of total unrecognized compensation cost related to unvested stock option grants.

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended June 30,
	2008		2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	2,245,173	$11.73	1,744,347	$11.35
Awarded	34,406	12.24	25,650	14.25
Converted to common shares/applied to taxes	(719)	12.72	—	—
Canceled	(22,690)	13.72	(3,742)	14.47
Outstanding, end of period	2,256,170	$11.72	1,766,255	$11.39

RSU Activity at Weighted-Average Grant Price:	Six Months Ended June 30,
	2008		2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,664,021	$11.86	1,432,454	$10.73
Awarded	784,218	11.99	832,653	13.38
Converted to common shares/applied to taxes	(99,323)	13.80	(483,504)	12.77
Canceled	(92,746)	14.32	(15,348)	14.57
Outstanding, end of period	2,256,170	$11.72	1,766,255	$11.39

The intrinsic value of RSUs converted during the three months ended June 30, 2008 was less than $0.1 million. The intrinsic value of RSUs converted during the six months ended June 30, 2008 was $1.2 million.

As of June 30, 2008, there was $10.2 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 2.6 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2010.

16. Earnings Per Share

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Six Months Ended
Earnings per Share:	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Weighted-average common shares outstanding	114,389	114,083	114,362	113,961
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,608	1,362	1,752	1,518
Stock options	93	197	92	177
Potential common shares	1,701	1,559	1,844	1,695
Less: Potential common shares excluded from calculation due to operating losses	—	—	(1,844)	—
Dilutive potential common shares	1,701	1,559	—	1,695
Weighted-average common shares outstanding, including dilutive potential common shares	116,090	115,642	114,362	115,656

Stock options excluded from calculation due to
anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	4,474	2,883	4,474	2,893

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

On May 20, 2008, SCM Advisors, LLC (“SCM”), an indirect wholly-owned subsidiary of the Company, was named a respondent in an arbitration commenced with the American Arbitration Association by former institutional clients, Forethought Investment Management, Inc., Forethought Life Insurance Company, Forethought Life Assurance Company and Forethought Financial Group, Inc., for alleged losses sustained while SCM was providing investment advisory services. The investment losses are primarily related to investments in collateralized debt obligations. The Company believes that the claims lack merit and SCM intends to defend this matter vigorously.

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

In 2005, the Boston District Office of the SEC completed a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contractholders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist the Company in preparing the analysis. Based on this analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.

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

18. Accounting Adjustments

During 2008, we identified an item related to the collateralized debt obligations that we consolidate under FIN 46(R) that required adjustment. We recorded a correction to the valuation of debt and equity securities pledged as collateral which increased the unrealized gain by $21.8 million for the year-to-date period. We evaluated the financial impact of this accounting adjustment and concluded that it was not material to current or prior periods. See Note 8 to these financial statements for additional information on unrealized investment gains and losses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of June 30, 2008 as compared to December 31, 2007; our consolidated results of operations for the three and six months ended June 30, 2008 and 2007; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2007 in our 2007 Annual Report on Form 10-K.

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

As further described below, during 2008 we changed our method of accounting for reinsurance and for calculating deferred policy acquisition cost amortization. See our 2007 Annual Report on Form 10-K for a discussion of additional critical accounting estimates.

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts accounted for in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS 113”). In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management's intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Following is a description of our accounting for deferred policy acquisition costs, which has been updated from our 2007 Annual Report on Form 10-K to reflect a change in our method of accounting for the effects of reinsurance.

Deferred Policy Acquisition Costs and Present Value of Future Profits

We amortize deferred policy acquisition costs and present value of future profits based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

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

These revisions are not currently required or anticipated.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$191.3	$193.1	$(1.8)	(1%)
Insurance, investment management and product fees	182.4	155.5	26.9	17%
Mutual fund ancillary fees and other revenue	14.6	17.2	(2.6)	(15%)
Net investment income	246.3	262.9	(16.6)	(6%)
Net realized investment losses	(26.2)	(1.9)	(24.3)	(1,279%)
Total revenues	608.4	626.8	(18.4)	(3%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	327.0	321.9	5.1	2%
Policyholder dividends	86.0	90.3	(4.3)	(5%)
Policy acquisition cost amortization	55.6	43.9	11.7	27%
Intangible asset amortization	7.5	7.5	—	—%
Interest expense on indebtedness	8.8	11.6	(2.8)	(24%)
Interest expense on non-recourse collateralized obligations	1.9	4.1	(2.2)	(54%)
Other operating expenses	114.6	115.9	(1.3)	(1%)
Total benefits and expenses	601.4	595.2	6.2	1%
Income before income taxes	7.0	31.6	(24.6)	(78%)
Income tax (expense) benefit	(0.8)	(1.1)	0.3	27%
Income from continuing operations	6.2	30.5	(24.3)	(80%)
Income from discontinued operations, net of income taxes	—	0.4	(0.4)	(100%)
Net income	$6.2	$30.9	$(24.7)	(80%)

Summary Consolidated Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$371.5	$387.8	$(16.3)	(4%)
Insurance, investment management and product fees	361.9	306.0	55.9	18%
Mutual fund ancillary fees and other revenue	29.2	33.9	(4.7)	(14%)
Net investment income	494.8	539.3	(44.5)	(8%)
Net realized investment gains (losses)	(73.7)	22.6	(96.3)	(426%)
Total revenues	1,183.7	1,289.6	(105.9)	(8%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	662.8	644.1	18.7	3%
Policyholder dividends	159.7	194.1	(34.4)	(18%)
Policy acquisition cost amortization	95.6	85.2	10.4	12%
Intangible asset amortization	15.0	15.1	(0.1)	(1%)
Intangible asset impairment	10.5	—	10.5	—%
Interest expense on indebtedness	19.0	21.1	(2.1)	(10%)
Interest expense on non-recourse collateralized obligations	5.1	8.1	(3.0)	(37%)
Other operating expenses	232.0	222.7	9.3	4%
Total benefits and expenses	1,199.7	1,190.4	9.3	1%
Income (loss) before income taxes	(16.0)	99.2	(115.2)	(116%)
Income tax (expense) benefit	7.8	(20.8)	28.6	138%
Income (loss) from continuing operations	(8.2)	78.4	(86.6)	(110%)
Income from discontinued operations, net of income taxes	—	1.2	(1.2)	(100%)
Net income (loss)	$(8.2)	$79.6	$(87.8)	(110%)

Executive Overview and Outlook

Analysis of Consolidated Results of Operations and Outlook

Our 2008 second quarter and year-to-date results reflect challenges in the financial markets as well as the expenses related to our planned spin-off transaction and resolution of a proxy contest. Volatile conditions in the financial markets have resulted in lower asset-based fee revenues, increased deferred policy acquisition cost amortization and higher net realized investment losses. Consolidated net results decreased in the 2008 quarter period to net income of $6.2 million, or $0.05 per share, compared with net income of $30.9 million in the prior year quarter. For the year-to-date period, results decreased to a net loss of $8.2 million, compared with income of $79.6 million in the prior year period.

Pre-tax net income in our Life and Annuity segment was $29.3 million for the quarter, and $37.8 million for the year-to-date period, both down from the comparable prior year periods. Our results for both years incorporate the effect of an accounting change which is more fully discussed in Note 2 to our financial statements in this Form 10-Q. This result reflects higher amortization of deferred policy acquisition costs and lower net investment income and interest margins, partially offset by lower operating expenses and higher mortality margins.

Total policy acquisition cost amortization in our Life and Annuity segment increased $15.4 million and $19.7 million in the three and six months, respectively, ended June 30, 2008, compared with the same periods in 2007. The increase in amortization was caused by growth in the universal life business, the impact of market declines on annuity and variable universal life, and higher surrenders. Net investment income on surplus and assets supporting the open block traditional life products decreased in the quarter and year-to-date periods by $8.6 million and $21.2 million, respectively, reflecting lower investment yields and lower asset levels in 2008. Also, while there were increases during the three- and six-month periods in income earned on the assets supporting universal life reserves, these represented lower yields and were more than offset by increases in interest credited on the related policyholder fund balances. Consequently, interest margin on universal life products decreased $2.2 million and $4.3 million in the three and six months ended June 30, 2008 relative to the prior year periods. We also had lower interest margins on our annuity portfolio, mainly driven by the run-off of discontinued products. Non-deferred expenses decreased during the 2008 quarter and year-to-date periods by $9.2 million and $5.9 million, respectively, driven by the Company’s Operational Excellence initiative and lower incentive compensation accruals. Mortality margins in universal life and variable universal life increased $11.3 million and $20.0 million in the three-and six-month periods of 2008, reflecting increases in cost of insurance fee revenues that were only partially offset by higher net benefits. After-tax net realized losses, discussed below, further decreased Life and Annuity income by $1.4 million and $14.5 million for the three- and six-month periods in 2008 relative to the prior year.

Net results in our Asset Management segment decreased in the three- and six-month periods in 2008 to net losses of $2.1 million and $11.4 million, respectively. These losses compared to net income of $1.5 million and $1.3 million in the comparable prior year periods. The year-to-date loss in 2008 was driven by a non-cash identified intangible asset impairment of $10.5 million ($6.5 million after tax). The impairment related to the termination of certain management contracts and related factors. Both the quarter and year-to-date periods also reflect decreases in fee revenues, only partially offset by lower expenses, driven by lower assets under management. Average fee-earning assets under management during the three and six months ended June 30, 2008 were $34.8 billion and $38.6 billion, compared with $46.7 billion and $46.4 billion, respectively, in the prior year periods. This decrease was primarily due to net outflows from our managed account, open-end mutual funds and institutional products, as well as the closure of three structured products. Asset Management had net outflows of $2.2 billion during the second quarter of 2008, an improvement over the first quarter. Net outflows for the year-to-date period were $6.6 billion, which included the first quarter redemption of $3.7 billion related to certain management contracts which triggered the above-mentioned impairment. After-tax net realized losses, discussed below, further decreased Asset Management results by $0.6 million and $1.3 million for the three- and six-month periods in 2008 relative to the prior year.

During the three and six months ended June 30, 2008, we incurred net losses in Corporate and Other of $20.9 million and $34.5 million, respectively. These represented increases of $17.7 million and $37.6 million over the comparable prior year periods. During the first quarter of 2008, we announced our intention to spin off our asset management business; in connection with preparations for the spin-off, we incurred related expenses of $2.9 million and $3.9 million during the first and second quarters, respectively. In addition, in the first and second quarters of 2008 we incurred proxy solicitation expenses of $4.6 million and $4.8 million, respectively, related to a proxy contest. Proxy solicitation expenses in 2007 were $0.3 million. These expense increases in the 2008 periods were partially offset by lower interest expense resulting from the February 2008 maturity and repayment of one of our senior unsecured obligations. After-tax net realized losses, discussed below, further decreased Corporate and Other results by $5.3 million and $18.3 million for the three- and six-month periods in 2008 relative to the prior year.

Current year results were also lower due to after-tax net realized investment losses of $8.6 million and $22.9 million during the three- and six-month periods, respectively. These results compared with a loss of $1.1 million from the 2007 quarter and net gains of $11.3 million during the 2007 year-to-date period. Total second quarter impairments included pre-tax impairments on residential mortgage-backed securities of $24.9 million ($16.2 million after-tax). Year-to-date impairments on residential mortgage-backed securities were $57.5 million ($37.4 million after-tax) for 2008. These losses were primarily in the Alt-A and sub-prime sectors, with some losses in subordinated tranches of prime portfolios. The first quarter of 2007 included a $13.7 million pre-tax gain related to an earn-out payment of our sale of Lombard International Assurance S.A. (“Lombard”).

Analysis of Consolidated Financial Condition

Stockholders’ equity, excluding accumulated other comprehensive loss, decreased during the year-to-date period in 2008 by $24.2 million to $2,393.0 million at June 30, 2008, primarily due to a net loss and the declaration of a stockholder dividend of $18.8 million during the second quarter. Total assets decreased $586.6 million to $29,634.8 million at June 30, 2008, primarily due to unrealized losses on general account debt securities, lower separate account assets due to weak market performance and a lower cash balance at the period end, partially offset by higher deferred acquisition costs related to new product sales.

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

Results of Operations by Segment	Three Months Ended		Six Months Ended
as Reconciled to Consolidated Net Income:	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Life and annuity segment	$45.5	$47.2	$78.8	$107.1
Asset management segment	(4.0)	2.3	(17.3)	2.9
Corporate and other	(21.1)	(16.2)	(41.7)	(25.4)
Applicable income tax expense	(5.6)	(1.7)	(5.1)	(17.5)
Realized investment gains (losses), net of income taxes and other offsets	(8.6)	(1.1)	(22.9)	11.3
Income from discontinued operations, net of income taxes	—	0.4	—	1.2
Net income (loss)	$6.2	$30.9	$(8.2)	$79.6

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

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Premiums	$191.3	$193.1	$(1.8)	(1%)
Insurance, investment management and product fees	151.5	118.6	32.9	28%
Net investment income	240.0	250.7	(10.7)	(4%)
Total segment revenues	582.8	562.4	20.4	4%
Policy benefits, including policyholder dividends	420.3	410.9	9.4	2%
Policy acquisition cost amortization	59.0	43.6	15.4	35%
Other operating expenses	58.0	60.7	(2.7)	(4%)
Total segment benefits and expenses	537.3	515.2	22.1	4%
Operating income before income taxes	45.5	47.2	(1.7)	(4%)
Allocated income tax expense	(15.3)	(15.4)	0.1	1%
Operating income	30.2	31.8	(1.6)	(5%)
Realized investment gains (losses), net of income taxes and other offsets	(0.9)	0.5	(1.4)	(280%)
Net income	$29.3	$32.3	$(3.0)	(9%)

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Life and Annuity net income and operating income decreased primarily as a result of lower investment earnings and higher mortality costs and policy acquisition cost amortization, partially offset by higher insurance, investment management and product fees.

•

Net investment income decreased due to lower yields, lower partnership and other gains and lower total assets levels, only partially offset by earnings on a higher asset base in the universal life line of business.

•	Insurance, investment management and product fees increased from higher cost of insurance changes for universal life insurance, reflecting continued growth of the in force block of business.

Total segment benefits and expenses increased primarily due to the following:

•

Benefit costs increased due to higher mortality costs for universal and variable universal life insurance, reflecting higher claims, and an increase in the liability for guaranteed minimum income benefits for annuities resulting from poor market performance for the quarter.

•

Policy acquisition cost amortization increased due to higher insurance margins and recent growth in the universal life business, and from higher surrenders and weak market performance in the annuity and variable universal life businesses.

Realized losses reflect higher impairments for 2008, related primarily to mortgage-backed securities.

Summary Life and Annuity Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Premiums	$371.5	$387.8	$(16.3)	(4%)
Insurance, investment management and product fees	298.4	232.5	65.9	28%
Net investment income	479.7	515.7	(36.0)	(7%)
Total segment revenues	1,149.6	1,136.0	13.6	1%
Policy benefits, including policyholder dividends	843.8	829.3	14.5	2%
Policy acquisition cost amortization	105.0	85.3	19.7	23%
Other operating expenses	122.0	114.3	7.7	7%
Total segment benefits and expenses	1,070.8	1,028.9	41.9	4%
Operating income before income taxes	78.8	107.1	(28.3)	(26%)
Allocated income tax expense	(27.5)	(34.0)	6.5	19%
Operating income	51.3	73.1	(21.8)	(30%)
Realized investment gains (losses), net of income taxes and other offsets	(13.5)	1.0	(14.5)	(1,450%)
Net income	$37.8	$74.1	$(36.3)	(49%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Life and Annuity net income and operating income decreased as a result of lower premiums and investment earnings, higher mortality costs and higher policy acquisition cost amortization, partially offset by higher insurance, investment management and product fees.

•

Net investment income decreased due to lower yields, lower partnership and other gains and lower assets levels, only partially offset by earnings on a higher asset base in the universal life line of business.

•

Traditional premium income decreased primarily due to the fact that we no longer sell participating polices, resulting in a decline in renewal of participating life premiums. The decline in premiums was largely offset by a decrease in policy benefits related to the reduction of in-force policies for traditional life insurance.

•	Insurance, investment management and product fees increased from higher cost of insurance charges for universal life insurance, reflecting continued growth of the in force block of business.

Total segment benefits and expenses increased primarily due to the following:

•

Benefit costs increased due to higher mortality costs for universal and variable universal life insurance, reflecting higher claims, and an increase in the liability for guaranteed minimum income benefits for annuities resulting from poor market performance for the period.

•

Policy acquisition cost amortization increased due to higher insurance margins and recent growth in the universal life business, and from higher surrenders and weak market performance in the annuity and variable universal life businesses.

The decrease in income taxes was primarily due to the decrease in pre-tax operating income.

Realized losses reflect higher impairments for 2008, related primarily to mortgage-backed securities.

Annuity Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Deposits	$230.3	$306.3	$428.3	$493.4
Performance and interest credited	214.6	372.5	(1.2)	542.1
Fees	(20.0)	(17.6)	(38.6)	(35.4)
Benefits and surrenders	(270.7)	(316.6)	(653.8)	(597.5)
Change in funds on deposit	154.2	344.6	(265.3)	402.6
Funds on deposit, beginning of period	8,810.0	8,735.6	9,229.5	8,677.6
Annuity funds on deposit, end of period	$8,964.2	$9,080.2	$8,964.2	$9,080.2

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

For the three months ended June 30, 2008, annuity funds on deposit increased less than they had during the comparable prior year quarter. For the six-month period in 2008 they decreased, compared to an increase in 2007. The primary causes of these decreases were reduced fund performance due to weaker equity markets and lower new deposits.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Deposits	$90.7	$47.9	$142.7	$99.5
Performance and interest credited	11.3	112.7	(105.6)	170.8
Fees and cost of insurance	(30.3)	(28.0)	(59.9)	(55.9)
Benefits and surrenders	(50.3)	(35.1)	(85.6)	(65.1)
Change in funds on deposit	21.4	97.5	(108.4)	149.3
Funds on deposit, beginning of period	2,566.3	2,364.7	2,696.1	2,312.9
Variable universal life funds on deposit, end of period	$2,587.7	$2,462.2	$2,587.7	$2,462.2

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

For the three months ended June 30, 2008, variable universal life funds on deposit increased less than they had during the comparable prior year quarter. For the six-month period in 2008 they decreased, compared to an increase in 2007. A modest positive performance for the 2008 quarter and negative performance for the 2008 year-to-date period resulted from weak equity markets. These decreases relative to the prior year were partially offset by higher deposits driven by strong sales.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Deposits	$149.7	$100.2	$328.8	$192.5
Interest credited	24.3	21.0	48.1	42.0
Fees and cost of insurance	(98.2)	(68.4)	(196.3)	(132.7)
Benefits and surrenders	(32.2)	(23.5)	(60.9)	(53.7)
Change in funds on deposit	43.6	29.3	119.7	48.1
Funds on deposit, beginning of period	2,200.0	1,922.9	2,123.9	1,904.1
Universal life funds on deposit, end of period	$2,243.6	$1,952.2	$2,243.6	$1,952.2

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

For the three and six months ended June 30, 2008, universal life funds on deposit increased $14.3 million and $71.6 million, respectively, more than they had during the comparable prior year periods. These increases were driven primarily by higher sales, partially offset by higher fees and cost of insurance charges.

Life and Annuity Segment Revenues by Product	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007

Variable universal life insurance	$34.9	$32.1	$2.8	9%
Universal life insurance	126.8	97.6	29.2	30%
Other life insurance	1.9	1.4	0.5	36%
Total core life insurance	163.6	131.1	32.5	25%
Traditional life insurance	380.0	384.9	(4.9)	(1%)
Total life insurance	543.6	516.0	27.6	5%
Annuities	39.2	46.4	(7.2)	(16%)
Segment revenues	$582.8	$562.4	$20.4	4%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Variable universal life insurance revenue increased modestly with an increase in fees from a higher level of sales in 2008 and cost of insurance charges.

Universal life insurance revenue increased significantly primarily due to higher cost of insurance charges from the growth of in-force business and fees from a higher level of sales in 2008.

Traditional life insurance revenue decreased primarily due to lower investment income and modestly lower premiums, resulting from the fact that we no longer sell participating life policies. However, there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products, partially offset by an increase in separate account based fees due to higher asset balances.

Life and Annuity Segment Revenues by Product	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007

Variable universal life insurance	$68.5	$64.9	$3.6	6%
Universal life insurance	251.2	191.5	59.7	31%
Other life insurance	3.8	3.0	0.8	27%
Total core life insurance	323.5	259.4	64.1	25%
Traditional life insurance	747.5	784.2	(36.7)	(5%)
Total life insurance	1,071.0	1,043.6	27.4	3%
Annuities	78.6	92.4	(13.8)	(15%)
Segment revenues	$1,149.6	$1,136.0	$13.6	1%

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Variable universal life insurance revenue increased due to an increase in fees, from a higher level of sales in 2008 and cost of insurance charges, partially offset by lower surrender charges.

Universal life insurance revenue increased significantly primarily due to higher cost of insurance charges from the growth of in-force business and fees from a higher level of sales in 2008.

Traditional life insurance revenue decreased primarily due to lower premiums resulting from the fact that we no longer sell participating life policies. However, there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance. In addition, investment income declined due to lower earnings on other invested assets, which were unusually high in 2007.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products, partially offset by an increase in separate account based fees due to higher asset balances.

Composition of Life and Annuity Operating Income	Three Months Ended		Increase (decrease) and
before Income Taxes by Product:	June 30,		percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life insurance	$9.3	$10.8	$(1.5)	(14%)
Universal life insurance	13.1	14.3	(1.2)	(8%)
Other life insurance	(1.9)	0.6	(2.5)	(417%)
Total core life insurance	20.5	25.7	(5.2)	(20%)
Traditional life insurance	23.9	16.3	7.6	47%
Total life insurance	44.4	42.0	2.4	6%
Annuities	1.1	5.2	(4.1)	(79%)
Operating income before income taxes	$45.5	$47.2	$(1.7)	(4%)

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Variable universal life pre-tax operating income decreased due to higher amortization of policy acquisition costs, from higher surrenders and weak fund performance, partially offset by lower operating expenses.

Universal life pre-tax operating income decreased due to higher amortization of policy acquisition costs, lower investment margins and higher operating expenses, partially offset by higher mortality margins. Amortization of policy acquistion costs increased due to higher mortality margins.

Traditional life pre-tax operating income increased primarily due to lower expenses and policy benefits, partially offset by lower investment income.

Annuity pre-tax operating income decreased primarily due to lower investment margins and higher amortization of policy acquisition costs, from higher surrenders, primarily for discontinued products, and poor fund performance, partially offset by higher fees and lower operating expenses.

Composition of Life and Annuity Operating Income	Six Months Ended		Increase (decrease) and
before Income Taxes by Product:	June 30,		percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life insurance	$16.4	$19.7	$(3.3)	(17%)
Universal life insurance	22.3	28.8	(6.5)	(23%)
Other life insurance	(3.6)	0.9	(4.5)	(500%)
Total core life insurance	35.1	49.4	(14.3)	(29%)
Traditional life insurance	46.7	45.6	1.1	2%
Total life insurance	81.8	95.0	(13.2)	(14%)
Annuities	(3.0)	12.1	(15.1)	(125%)
Operating income before income taxes	$78.8	$107.1	$(28.3)	(26%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Variable universal life pre-tax operating income decreased due to higher mortality costs and higher amortization of policy acquisition costs, from higher surrenders and poor fund performance. These decreases were partially offset by higher fees, from higher sales, and lower operating expenses.

Universal life pre-tax operating income decreased due to higher amortization of policy acquisition costs, lower investment margins and higher operating expenses, partially offset by higher mortality margins. Amortization of policy acquistion costs increased due to higher mortality margins.

Traditional life pre-tax operating income increased primarily due to lower expenses, amortization of policy acquisition costs and dividends, partially offset by lower investment income.

Annuity pre-tax operating income decreased primarily due to lower investment margins and higher amortization of policy acquisition costs, from higher surrenders, primarily for discontinued products, and poor fund performance, partially offset by higher fees and lower operating expenses.

Asset Management Segment

Summary Asset Management Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Investment management fees	$30.9	$37.1	$(6.2)	(17%)
Mutual fund ancillary fees and other revenue	14.6	17.2	(2.6)	(15%)
Net investment income	0.3	0.4	(0.1)	(25%)
Total segment revenues	45.8	54.7	(8.9)	(16%)
Intangible asset amortization	7.5	7.5	—	—%
Other operating expenses	42.3	44.9	(2.6)	(6%)
Total segment expenses	49.8	52.4	(2.6)	(5%)
Operating income (loss) before income taxes	(4.0)	2.3	(6.3)	(274%)
Allocated income tax (expense) benefit	2.3	(1.0)	3.3	330%
Operating income (loss)	(1.7)	1.3	(3.0)	(231%)
Realized investment gains (losses), net of income taxes	(0.4)	0.2	(0.6)	(300%)
Net income (loss)	$(2.1)	$1.5	$(3.6)	(240%)

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Asset Management net income and operating income decreased primarily as a result of lower investment management fees which was driven by lower assets under management. A more detailed explanation of key drivers of earnings is explained below:

•	Investment management fees decreased due to net outflows and unfavorable market performance of $8.3 billion and $4.6 billion, respectively, over the past four quarters.
•

Mutual fund ancillary fees and other revenue decreased due to declines in mutual fund assets under management. The mutual fund ancillary fees decrease was partially offset by a corresponding decrease in trail payments which are a component of other operating expenses.

•

Other operating expenses decreased primarily due to a decrease in employment expenses resulting from lower sales-based and other variable incentive compensation combined with lower trail payments explained above. Also contributing to the decrease in other operating expenses were decreases in shared services provided by the parent company. Partially offsetting these items were higher external legal costs.

Summary Asset Management Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Investment management fees	$63.7	$74.0	$(10.3)	(14%)
Mutual fund ancillary fees and other revenue	29.2	33.9	(4.7)	(14%)
Net investment income	0.6	0.8	(0.2)	(25%)
Total segment revenues	93.5	108.7	(15.2)	(14%)
Intangible asset amortization	15.0	15.1	(0.1)	(1%)
Intangible asset impairment	10.5	—	10.5	—%
Other operating expenses	85.3	90.7	(5.4)	(6%)
Total segment expenses	110.8	105.8	5.0	5%
Operating income (loss) before income taxes	(17.3)	2.9	(20.2)	(697%)
Allocated income tax (expense) benefit	6.9	(1.9)	8.8	463%
Operating income (loss)	(10.4)	1.0	(11.4)	(1,140%)
Realized investment gains, net of income taxes	(1.0)	0.3	(1.3)	(433%)
Net income (loss)	$(11.4)	$1.3	$(12.7)	(977%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Asset Management net income and operating income decreased primarily as a result of a first quarter 2008 impairment charge that was recorded at one of our asset management subsidiaries. The impairment was primarily the result of the termination of an institutional client. We recorded a non-cash impairment charge of $10.5 million pre-tax against the related identified intangible asset. In connection with this impairment, as required by SFAS 142, we also performed a test for impairment of the operating segment’s goodwill. No impairment of goodwill was deemed necessary. The other key drivers of earnings are explained below:

•	Investment management fees decreased due to net outflows and unfavorable market performance of $8.3 billion and $4.6 billion, respectively, over the past four quarters.
•

Mutual fund ancillary fees and other revenue decreased due to declines in mutual fund assets under management. The mutual fund ancillary fees decrease was partially offset by a corresponding decrease in trail payments which are a component of other operating expenses.

•

Other operating expenses decreased primarily due to a decrease in employment expenses resulting from lower sales-based and other variable incentive compensation combined with lower trail payments explained above. Also contributing to the decrease in other operating expenses were decreases in shared services provided by the parent company. Partially offsetting these items were higher portfolio management expenses and higher external legal costs.

Our investment management fees are based on assets under management. Approximately 33% of our investment management fees were based on beginning of quarter assets under management which causes fee revenues to lag behind changes in assets under management. The remaining 67% were based on average daily closing asset values. The following table shows average assets under management.

Assets Under Management:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007
Average fee earning assets
Money market mutual funds	$5,860.0	$5,350.9	$5,868.9	$5,580.7
All other mutual funds	15,604.8	17,510.1	15,531.1	17,148.4
Managed accounts	4,624.7	6,529.0	5,036.2	6,685.0
Institutional	6,849.7	12,130.2	8,654.3	12,138.8
Structured finance products	1,824.0	5,201.7	3,535.2	4,887.8
Total	$34,763.2	$46,721.9	$38,625.7	$46,440.7

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

Average fee earning assets decreased for both comparative periods primarily due to the redemption of a large institutional client at one of our subsidiaries in the first quarter of 2008, combined with unfavorable equity market performance over the past three quarters and unfavorable structured finance performance over the past four quarters. Also contributing to the decrease was net outflows in managed accounts and mutual funds over the past four quarters.

Corporate and Other

Summary Corporate and Other Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Corporate investment income	$(0.3)	$1.5	$(1.8)	(120%)
Investment income from collateralized obligations	2.0	4.2	(2.2)	(52%)
Interest expense on indebtedness	(8.8)	(11.6)	2.8	(24%)
Interest expense on non-recourse collateralized obligations	(1.9)	(4.1)	2.2	(54%)
Corporate expenses	(11.6)	(5.5)	(6.1)	111%
Other	(0.5)	(0.7)	0.2	29%
Operating loss before income taxes	(21.1)	(16.2)	(4.9)	30%
Allocated income tax benefit	7.4	14.7	(7.3)	(50%)
Operating loss	(13.7)	(1.5)	(12.2)	813%
Realized investment losses, net of income taxes and other offsets	(7.3)	(1.8)	(5.5)	306%
Net loss	$(21.0)	$(3.3)	$(17.7)	536%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Corporate and other net income and operating income decreased compared to the prior year due primarily to higher expenses, which reflected the costs associated with the proxy solicitation of $4.8 million and the spin-off of our asset management business of $3.9 million. Interest expense decreased as a result of the pay off of the $153.7 million equity unit notes in February 2008. In addition, we had net realized investment losses during the 2008 quarter, compared to net gains in the prior year. Current year net losses were driven primarily by impairment losses related to residential mortgage-backed securities. The higher prior year income tax benefit was driven by utilization of foreign tax credits, which did not recur in 2008.

Summary Corporate and Other Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Corporate investment income	$0.6	$3.0	$(2.4)	(80%)
Investment income from collateralized obligations	5.2	8.2	(3.0)	(37%)
Interest expense on indebtedness	(19.0)	(21.1)	2.1	(10%)
Interest expense on non-recourse collateralized obligations	(5.1)	(8.1)	3.0	(37%)
Corporate expenses	(22.8)	(8.4)	(14.4)	171%
Other	(0.6)	1.0	(1.6)	(160%)
Operating loss before income taxes	(41.7)	(25.4)	(16.3)	64%
Allocated income tax benefit	15.5	18.4	(2.9)	(16%)
Operating loss	(26.2)	(7.0)	(19.2)	274%
Realized investment gains (losses), net of income taxes and other offsets	(8.4)	10.0	(18.4)	(184%)
Net income (loss)	$(34.6)	$3.0	$(37.6)	(1,253%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Corporate and other net income and operating income decreased compared to the prior year due primarily to higher expenses, which reflected the costs associated with the proxy solicitation of $9.4 million and the spin-off of our asset management business of $6.8 million. Interest expense increased due to a correction of accrued interest in the prior year. Excluding that correction, interest expense for 2008 would have declined as a result of the pay off of the $153.7 million equity unit notes in February 2008. In addition, we had net realized investment losses during the 2008 period, compared to net gains in the prior year. Current year net losses included impairment losses related to residential mortgage-backed securities, while gains for the prior year included a final earn-out payment related to the sale of Lombard in 2005. The higher prior year income tax benefit was driven by utilization of foreign tax credits, which did not recur in 2008.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2008, our general account held debt securities with a carrying value of $11,291.3 million, representing 76.7% of total general account investments. Public debt securities represented 72.0% of total debt securities, with the remaining 28.0% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2008	2007	2008	2007	2008	2007

1	AAA/AA/A	$7,085.0	$7,473.6	$5,628.6	$5,950.6	$1,456.4	$1,523.0
2	BBB	3,234.8	3,567.7	1,819.9	1,997.9	1,414.9	1,569.8
Total investment grade		10,319.8	11,041.3	7,448.5	7,948.5	2,871.3	3,092.8
3	BB	628.8	604.3	485.7	507.7	143.1	96.6
4	B	210.8	227.3	138.3	179.3	72.5	48.0
5	CCC and lower	110.8	84.0	57.6	33.8	53.2	50.2
6	In or near default	21.1	13.1	3.7	6.1	17.4	7.0
Total debt securities		$11,291.3	$11,970.0	$8,133.8	$8,675.4	$3,157.5	$3,294.6

General Account Debt Securities	As of June 30, 2008
by Investment Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$570.7	$569.8	$17.0	$(16.1)	$0.9
State and political subdivision	222.3	218.5	7.2	(3.4)	3.8
Foreign government	194.6	174.2	21.1	(0.7)	20.4
Corporate	6,622.7	6,899.4	89.3	(366.0)	(276.7)
Mortgage-backed	2,792.0	2,932.1	21.7	(161.8)	(140.1)
Other asset-backed	889.0	1,062.4	7.0	(180.4)	(173.4)
Total debt securities	$11,291.3	$11,856.4	$163.3	$(728.4)	$(565.1)
Debt securities outside closed block:
Unrealized gains	$1,359.9	$1,316.7	$43.2	$—	$43.2
Unrealized losses	3,260.4	3,634.7	—	(374.3)	(374.3)
Total outside the closed block	4,620.3	4,951.4	43.2	(374.3)	(331.1)
Debt securities in closed block:
Unrealized gains	2,867.7	2,747.6	120.1	—	120.1
Unrealized losses	3,803.3	4,157.4	—	(354.1)	(354.1)
Total in the closed block	6,671.0	6,905.0	120.1	(354.1)	(234.0)
Total debt securities	$11,291.3	$11,856.4	$163.3	$(728.4)	$(565.1)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2008 in our debt securities portfolios are banking (7.1%), diversified financial services (4.3%), electrical utilities (3.9%), insurance (3.3%) and hospital and management services (2.2%).

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, increases in mortgage rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates and losses for the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market, including sub-prime, Alt-A, and now even prime, have increased beyond historical averages.

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of June 30, 2008, 97% of the total residential portfolio was rated AAA or AA. We have $210.0 million of sub-prime exposure, $260.0 million of Alt-A exposure, and $568.4 million of prime exposure, which combined amount to less than 7% of our general account. Substantially all of our sub-prime, Alt-A, and prime exposure is investment grade, with 87% being AAA rated, and another 7% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through June 30, 2008, we have taken impairments of $51 million on our residential mortgage-backed securities portfolio. This represents 2.4% of our total residential mortgage-backed securities portfolio and 0.4% of the general account. The losses consist of $22.9 million from prime, $21.2 million from Alt-A and $6.4 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of June 30, 2008
	Book	Market	% General					BB and	% Closed
	Value	Value	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$933.9	$926.7	6.1%	100.0%	0.0%	0.0%	0.0%	0.0%	69.8%
Prime	619.8	568.4	3.7%	91.5%	4.7%	0.0%	3.6%	0.2%	38.6%
Alt-A	313.0	260.0	1.7%	79.7%	12.1%	6.0%	2.2%	0.0%	33.1%
Sub-prime	250.0	210.0	1.4%	86.0%	6.6%	1.4%	5.7%	0.3%	4.6%
Total	$2,116.7	$1,965.1	12.9%	93.4%	3.7%	0.9%	1.9%	0.1%	49.0%

_______

(1)	Percentages based on Market Value.

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

Sources of Net Realized Investment Gains (Losses):	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2008	2007	2008	2007

Debt security impairments	$(24.9)	$(13.6)	$(57.5)	$(14.6)
Equity security impairments	(0.1)	(0.1)	(0.6)	(0.1)
Other investments impairments	(1.5)	—	(8.8)	—
Debt and equity securities pledged as collateral impairments	—	(0.8)	—	(0.8)
Impairment losses	(26.5)	(14.5)	(66.9)	(15.5)
Debt security transaction gains	1.7	7.8	3.7	13.0
Debt security transaction losses	(1.7)	(2.4)	(6.5)	(4.2)
Equity security transaction gains	5.0	2.6	7.5	5.3
Equity security transaction losses	(2.7)	—	(5.4)	(1.4)
Mortgage loan transaction gains (losses)	—	—	(0.1)	1.4
Debt and equity securities pledged as collateral gains	0.7	0.7	1.6	1.7
Debt and equity securities pledged as collateral losses	(0.1)	—	(0.2)	(0.8)
Affiliate transactions gains	—	—	—	13.7
Other investments transaction gains (losses)	(2.8)	4.0	(4.0)	8.0
Real estate transaction gains (losses)	—	(0.1)	—	1.4
Net transaction gains (loss)	0.1	12.6	(3.4)	38.1
Realized gains (losses) on fair value option investments	0.2	—	(3.4)	—
Net realized investment gains (losses)	$(26.2)	$(1.9)	$(73.7)	$22.6

Total impairment losses increased $12.0 million and $51.4 million for the 2008 quarter and year-to-date period, respectively, as compared to the comparable 2007 periods.

Debt security impairments for the three and six months ended June 30, 2008 include impairment losses of $24.8 million and $54.7 million, respectively, related to residential mortgage-backed securities. Of these impairment losses, $11.1 million and $22.8 million relate to the closed block.

During the first quarter of 2008, we recorded an impairment loss of $7.3 million in a limited partnership investment. During the second quarter of 2008 we recorded an impairment loss of $1.5 million in a private equity security.

Affiliate transactions of $0.0 million in 2008 and $13.7 million in 2007 are attributable to the Lombard earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.

There were no realized impairment losses on debt and equity securities pledged as collateral relating to our direct investments in the consolidated collateralized obligation trusts for the three and six months ended June 30, 2008 and 2007, respectively.

Gross and Net Unrealized Gains (Losses):	As of June 30, 2008
($ in millions)	Total		Outside Closed Block		Closed Block
	Gains	Losses	Gains	Losses	Gains	Losses
Debt securities
Number of positions	1,519	2,977	917	2,145	602	832
Unrealized gains (losses)	$163.3	$(728.4)	$43.2	$(374.3)	$120.1	$(354.1)
Applicable policyholder dividend obligation (reduction)	120.1	(314.4)	—	—	120.1	(314.4)
Applicable deferred policy acquisition costs (benefit)	9.2	(181.5)	9.2	(181.5)	—	—
Applicable deferred income taxes (benefit)	11.9	(81.4)	11.9	(67.5)	—	(13.9)
Offsets to net unrealized gains (losses)	141.2	(577.3)	21.1	(249.0)	120.1	(328.3)
Unrealized gains (losses) after offsets	$22.1	$(151.1)	$22.1	$(125.3)	$—	$(25.8)
Net unrealized losses after offsets		$(129.0)		$(103.2)		$(25.8)

Equity securities
Number of positions	213	217	115	111	98	106
Unrealized gains (losses)	$21.1	$(10.0)	$4.0	$(1.1)	$17.1	$(8.9)
Applicable policyholder dividend obligation (reduction)	17.1	(8.9)	—	—	17.1	(8.9)
Applicable deferred income taxes (benefit)	1.4	(0.4)	1.4	(0.4)	—	—
Offsets to net unrealized gains (losses)	18.5	(9.3)	1.4	(0.4)	17.1	(8.9)
Unrealized gains (losses) after offsets	$2.6	$(0.7)	$2.6	$(0.7)	$—	$—
Net unrealized gains after offsets	$1.9		$1.9		$—

Total net unrealized losses on debt and equity securities as of June 30, 2008 were $554.0 million (unrealized gains of $184.4 million less unrealized losses of $738.4 million). Of that net amount, net unrealized losses of $328.2 million were outside the closed block ($101.3 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized losses of $225.5 million were in the closed block ($0.0 million after applicable policyholder dividend obligation).

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

In determining whether collateralized securities are impaired, we obtain underlying mortgage data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

If we determine that the security is impaired, we write it down to its then current fair value and record a realized loss in that period.

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of June 30, 2008. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current policyholder dividend obligation liability in the closed block. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on	As of June 30, 2008
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$3,260.4	$1,162.3	$348.6	$1,749.5
Total amortized cost	3,634.7	1,210.8	413.7	2,010.2
Unrealized losses	$(374.3)	$(48.5)	$(65.1)	$(260.7)
Unrealized losses after offsets	$(125.3)	$(15.4)	$(21.5)	$(88.4)
Number of securities	2,145	811	275	1,059

Investment grade:
Unrealized losses	$(316.6)	$(44.2)	$(59.8)	$(212.6)
Unrealized losses after offsets	$(107.0)	$(13.9)	$(19.7)	$(73.4)

Below investment grade:
Unrealized losses	$(57.7)	$(4.3)	$(5.3)	$(48.1)
Unrealized losses after offsets	$(18.3)	$(1.5)	$(1.8)	$(15.0)

Equity securities outside closed block
Unrealized losses	$(1.1)	$(0.9)	$(0.2)	$—
Unrealized losses after offsets	$(0.7)	$(0.6)	$(0.1)	$—
Number of securities	111	79	32	—

For debt securities outside of the closed block with gross unrealized losses, 85.4% of the unrealized losses after offsets pertain to investment grade securities and 14.6% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2008
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(173.7)	$(125.6)	$(48.1)	$—
Unrealized losses over 20% of cost after offsets	$(58.2)	$(43.8)	$(14.4)	$—
Number of securities	270	218	50	2

Investment grade:
Unrealized losses over 20% of cost	$(140.0)	$(113.9)	$(26.1)	$—
Unrealized losses over 20% of cost after offsets	$(48.0)	$(38.9)	$(9.1)	$—

Below investment grade:
Unrealized losses over 20% of cost	$(33.7)	$(11.7)	$(22.0)	$—
Unrealized losses over 20% of cost after offsets	$(10.2)	$(4.9)	$(5.3)	$—

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.4)	$(0.3)	$(0.1)	$—
Unrealized losses over 20% of cost after offsets	$(0.2)	$(0.2)	$—	$—
Number of securities	51	39	12	—

Duration of Gross Unrealized Losses on	As of June 30, 2008
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,803.3	$1,751.7	$266.5	$1,785.1
Total amortized cost	4,157.4	1,812.9	317.7	2,026.8
Unrealized losses	$(354.1)	$(61.2)	$(51.2)	$(241.7)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	832	339	88	405

Investment grade:
Unrealized losses	$(299.9)	$(53.3)	$(45.5)	$(201.1)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(54.2)	$(7.9)	$(5.7)	$(40.6)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(8.9)	$(4.8)	$(4.1)	$—
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	106	79	27	—

For debt securities inside the closed block with gross unrealized losses, 84.7% of the unrealized losses pertain to investment grade securities and 15.3% of the unrealized losses pertain to below investment grade securities at June 30, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2008
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(137.7)	$(101.0)	$(36.7)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	104	79	24	1

Investment grade:
Unrealized losses over 20% of cost	$(110.5)	$(88.7)	$(21.8)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(27.2)	$(12.3)	$(14.9)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(6.4)	$(5.7)	$(0.7)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	39	34	5	—

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

Lombard International Assurance S.A.

On January 11, 2005, we disposed of our interests in Lombard for consideration of $59.0 million. In the first quarter of 2007, 2006 and 2005, we realized after-tax gains of $8.9 million, $6.5 million and $9.3 million, respectively, which included earn-out gain consideration received. We do not expect any further consideration related to this sale going forward.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2008	2007	2008 vs. 2007
Continuing operations:
Cash from operating activities	$21.1	$95.1	$(74.0)	(78%)
Cash from investing activities	180.0	186.7	(6.7)	(4%)
Cash for financing activities	(341.5)	(335.6)	(5.9)	(2%)

Discontinued operations:
Cash from (for) operating activities	(11.5)	(7.8)	(3.7)	(47%)
Cash from (for) investing activities	17.4	18.1	(0.7)	(4%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Continuing Operations

Cash from operating activities decreased $74.0 million primarily due to higher policy acquisition costs paid, related to increased sales, and to higher expense payments, including those related to our planned spin-off transaction and resolution of a proxy contest.

Cash from investing activities decreased $6.7 million principally due to higher investment sales and repayments, net of purchases, of $11.7 million.

Cash used for financing activities decreased $5.9 million primarily due to increased outflows for indebtedness repayments, offset by lower net policyholder outflows. In 2008, our $153.7 million of equity units matured and were repaid, while in 2007 we paid off $57.2 million in promissory notes.

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

On May 2, 2008, we declared a dividend of $0.16 per share to shareholders of record on June 13, 2008. We paid that dividend on July 11, 2008. In the prior year, we declared a dividend of $0.16 per share on April 26, 2007 to our shareholders of record on June 13, 2007; we paid that dividend on July 11, 2007.

The Phoenix Life Board of Directors declared dividends of $30.0 million and $25.0 million on July 9, 2008 and March 19, 2008, respectively, to the Company, Phoenix Life’s sole shareholder. These dividends were paid in July 2008 and April 2008, respectively. During 2007, the Phoenix Life Board of Directors paid total dividends of $30.0 million, $30.0 million and $32.2 million to the Company in April, July and November, respectively.

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

The financing commitments under the Amended and Restated Facility will terminate on June 6, 2009. The Amended and Restated Facility reflects amendments that, in anticipation of the spin-off of the Company’s wholly-owned subsidiary, PXP, to the Company’s shareholders (the “Spin-off”), (i) release PXP from its obligations under the Amended Facility and provide that PXP is not a borrower under the Amended and Restated Facility effective as of April 2, 2008, and (ii) adjust a certain financial covenant of the borrowers upon the consummation of the Spin-off. The adjusted covenant is related to the minimum consolidated net worth required to be maintained following the Spin-off.

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

We were in compliance with all of our credit facility covenants at June 30, 2008.

Future minimum annual principal payments on indebtedness as of June 30, 2008 are: in 2032, $300.0 million and in 2034, $175.0 million.

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

The financial strength and debt ratings as of June 30, 2008 were as follows:

	Financial Strength Rating		Senior Debt Rating of
Rating Agency	of Phoenix Life	Outlook	The Phoenix Companies, Inc.	Outlook

A.M. Best Company, Inc.	A (“Excellent”)	Stable	bbb (“Adequate”)	Positive
Fitch	A+ (“Strong”)	Negative	Not rated
Moody’s	A3 (“Good”)	Stable	Baa3 (“Adequate”)	Stable
Standard & Poor’s	A- (“Strong”)	Stable	BBB- (“Good”)	Stable

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

See our 2007 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to PXP.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	June 30,	Dec 31,	percentage change
	2008	2007	2008 vs. 2007
ASSETS:
Available-for-sale debt securities, at fair value	$11,291.3	$11,970.0	$(678.7)	(6%)
Available-for-sale equity securities, at fair value	189.1	205.3	(16.2)	(8%)
Venture capital partnerships, at equity in net assets	208.4	173.7	34.7	20%
Policy loans, at unpaid principal balances	2,473.3	2,380.5	92.8	4%
Other investments	449.8	507.3	(57.5)	(11%)
Fair value option investments	113.1	—	113.1
	14,725.0	15,236.8	(511.8)	(3%)
Available-for-sale debt and equity securities pledged as collateral, at fair value	176.2	219.1	(42.9)	(20%)
Total investments	14,901.2	15,455.9	(554.7)	(4%)
Cash and cash equivalents	443.2	577.7	(134.5)	(23%)
Accrued investment income	196.6	209.6	(13.0)	(6%)
Receivables	214.4	159.7	54.7	34%
Deferred policy acquisition costs	2,351.0	2,089.9	261.1	12%
Deferred income taxes	76.2	42.8	33.4	78%
Other intangible assets	183.2	208.2	(25.0)	(12%)
Goodwill	484.5	484.5	—	—%
Other assets	207.9	172.8	35.1	20%
Separate account assets	10,576.6	10,820.3	(243.7)	(2%)
Total assets	$29,634.8	$30,221.4	$(586.6)	(2%)

LIABILITIES:
Policy liabilities and accruals	$13,800.2	$13,816.7	$(16.5)	—%
Policyholder deposit funds	1,664.0	1,808.9	(144.9)	(8%)
Indebtedness	474.0	627.7	(153.7)	(24%)
Other liabilities	686.6	550.9	135.7	25%
Non-recourse collateralized obligations	256.3	317.9	(61.6)	(19%)
Separate account liabilities	10,576.6	10,820.3	(243.7)	(2%)
Total liabilities	27,457.7	27,942.4	(484.7)	(2%)

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,623.1	2,617.4	5.7	—%
Accumulated deficit	(50.6)	(20.7)	(29.9)	144%
Accumulated other comprehensive loss	(215.9)	(138.2)	(77.7)	56%
Treasury stock	(179.5)	(179.5)	—	—%
Total stockholders’ equity	2,177.1	2,279.0	(101.9)	(4%)
Total liabilities and stockholders’ equity	$29,634.8	$30,221.4	$(586.6)	(2%)

June 30, 2008 compared to December 31, 2007

The fair value of available-for-sale debt securities decreased due to the change in fair value of bonds and funding of annuity withdrawals related primarily to discontinued products.

Venture capital partnerships increased primarily due to additional contributions of $30.3 million, largely in the closed block.

Other investments decreased primarily due to the reclassification of certain investments to the fair value option investments line on the consolidated balance sheet discussed below.

Fair value option investments represent investments for which the fair value option was elected under SFAS 159. See Note 2 to our consolidated financial statements in this Form 10-Q for additional information.

Cash and cash equivalents decreased primarily due to cash used by financing activities of $341.5 million, partially offset by cash from investing activities of $197.4 million. Cash used for financing activities related to repayment of the equity unit notes of $153.7 million and payments for net withdrawals on policyholder deposit funds of $149.8 million. Cash from investing activities primarily related to higher investment sales, repayments and maturities net of purchases.

Receivables increased primarily due to higher reinsurance recoverable balances, which resulted from higher death claims activity in 2008.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	June 30,	Dec 31,	percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life	$362.0	$367.2	$(5.2)	(1%)
Universal life	1,029.9	821.1	208.8	25%
Variable annuities	345.2	310.0	35.2	11%
Fixed annuities	10.5	14.0	(3.5)	(25%)
Traditional life	603.4	577.6	25.8	4%
Total deferred policy acquisition costs	$2,351.0	$2,089.9	$261.1	12%

Deferred policy acquisition costs increased primarily due to the deferral of $248.1 million in first year acquisitions costs, including $195.1 million related to universal life sales and $28.9 million related to annuity sales.

Deferred income taxes increased due to changes in the tax basis of assets and liabilities during the first quarter of 2008.

Other intangible assets decreased as a result of the $10.5 million impairment of certain management contract in our asset management business and recurring amortization.

Other assets increased due to an increase in prepaid reinsurance premiums and timing of certain suspense items.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

Indebtedness decreased due to the pay off of our equity unit notes.

Other liabilities increased mainly as a result of unsettled investment purchases at June 30, 2008.

Contractual Obligations and Commercial Commitments

As of June 30, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2007 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 11 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) decreased from $1,055.6 million at December 31, 2007 to $942.1 million at June 30, 2008. The principal factors resulting in this decrease are losses from operations of $13.0 million, net realized losses of $64.6 million and a $25.0 million dividend to its sole shareholder, The Phoenix Companies, Inc., which was declared in March 2008.

At June 30, 2008, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 350% of Company Action Level.

The Phoenix Life Board of Directors declared dividends of $30.0 million and $25.0 million on July 9, 2008 and March 19, 2008, respectively, to the Company, Phoenix Life’s sole shareholder. These dividends were paid in July 2008 and April 2008, respectively. During 2007, the Phoenix Life Board of Directors paid total dividends of $30.0 million, $30.0 million and $32.2 million to the Company in April, July and November, respectively.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each are also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At June 30, 2008, the largest of these subsidiaries had net capital of approximately $7.3 million, which is $6.3 million in excess of its required minimum net capital of $1.0 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at June 30, 2008 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2008, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2007 Annual Report on Form 10-K.

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

See our 2007 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at June 30, 2008 in comparison to December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For a discussion of the matters submitted to a vote of our shareholders during our Annual Meeting held on May 2, 2008, please see Part II, Item 4. “Submission of Matters to a Vote of Security Holders” in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

10.1

The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.2

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

The Phoenix Companies, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-55268), filed February 9, 2001)

10.6

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2003 (incorporated herein by reference to Exhibit 10.7 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.8

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated effective January 1, 2003 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.9

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.10

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan, as amended and restated effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.11

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan, as amended and restated effective January 1, 2004 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.12

Second Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation and Excess Investment Plan, as amended and restated effective January 1, 2004 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.13

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.14

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.15

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.16

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.16 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.17

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of July 1, 2007 (incorporated herein by reference to Exhibit 10.12 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 1, 2007)

10.18

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.19

Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan, as amended and restated effective March 3, 2003 (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.20

First Amendment to The Phoenix Investment Partners, Ltd. Nonqualified Profit-Sharing Plan, as amended and restated March 3, 2003 (incorporated herein by reference to Exhibit 10.18 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.21

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to The Phoenix Companies, Inc. 2003 Proxy Statement, filed March 21, 2003)

10.22

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.23

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.24

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.25

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.26

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

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

10.31

First Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 7, 2005)

10.32

Second Amendment to The Phoenix Companies, Inc. Executive Severance Allowance Plan (incorporated herein by reference to Exhibit 10.26 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.33

The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.33 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.34	The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit C to The Phoenix Companies, Inc. Proxy Statement filed March 21, 2005)

10.35

The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.36

The Phoenix Companies, Inc. Equity Deferral Plan to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.37

The Phoenix Companies, Inc. Directors Equity Deferral Plan to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.38

The Phoenix Companies, Inc. Directors Cash Deferral Plan to be effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.39

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.40

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 10.30 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.41

Amended and Restated Employment Agreement dated as of May 18, 2005 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 9, 2005)

10.42

Letter Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young amending Mrs. Young’s Amended and Restated Employment Agreement dated May 18, 2005 (incorporated herein by reference to Exhibit 10.42 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.43

Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.43 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.44

Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2007)

10.45

Restricted Stock Units Agreement dated as of January 25, 2003, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed August 14, 2003)

10.46

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

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

12	Ratio of Earnings to Fixed Charges*

18	Preferability Letter from PricewaterhouseCoopers LLP

31.1	Certification of Dona D. Young, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Dona D. Young, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.

Date:	August 11, 2008	By:	/s/ Peter A. Hofmann
Peter A. Hofmann, Senior Executive Vice President
and Chief Financial Officer