Form 10-Q
period 2008-09-30
PHOENIX COMPANIES INC/DE
filed 2008-11-10
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

YES ☐     NO ☑

On October 27, 2008, the registrant had 114.4 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheet

($ in millions, except share data)

September 30, 2008 (unaudited) and December 31, 2007

	Sept 30,	Dec 31,
	2008	2007
ASSETS:
Available-for-sale debt securities, at fair value	$10,658.0	$11,970.0
Available-for-sale equity securities, at fair value	166.3	205.3
Venture capital partnerships, at equity in net assets	202.2	173.7
Policy loans, at unpaid principal balances	2,489.9	2,380.5
Other investments	529.2	507.3
Fair value option investments	105.8	—
	14,151.4	15,236.8
Available-for-sale debt and equity securities pledged as collateral, at fair value	163.4	219.1
Total investments	14,314.8	15,455.9
Cash and cash equivalents	312.1	577.7
Accrued investment income	223.4	209.6
Receivables	237.8	159.7
Deferred policy acquisition costs	2,460.5	2,089.9
Deferred income taxes	319.8	42.8
Intangible assets	86.1	208.2
Goodwill	152.8	484.5
Other assets	229.7	172.8
Separate account assets	9,830.8	10,820.3
Total assets	$28,167.8	$30,221.4

LIABILITIES:
Policy liabilities and accruals	$13,827.5	$13,816.7
Policyholder deposit funds	1,576.2	1,808.9
Indebtedness	467.0	627.7
Other liabilities	691.2	550.9
Non-recourse collateralized obligations	247.8	317.9
Separate account liabilities	9,830.8	10,820.3
Total liabilities	26,640.5	27,942.4

CONTINGENT LIABILITIES (NOTE 17)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 125,727,166 and 125,604,486 shares issued	1.3	1.3
Additional paid-in capital	2,624.3	2,616.1
Accumulated deficit	(390.2)	(20.7)
Accumulated other comprehensive loss	(528.6)	(138.2)
Treasury stock, at cost: 11,313,564 and 11,313,564 shares	(179.5)	(179.5)
Total stockholders’ equity	1,527.3	2,279.0
Total liabilities and stockholders’ equity	$28,167.8	$30,221.4

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007
REVENUES:
Premiums	$195.2	$197.5	$566.7	$585.3
Insurance, investment management and product fees	184.3	164.5	546.2	470.5
Mutual fund ancillary fees and other revenue	12.6	17.0	41.8	50.9
Net investment income	218.0	261.2	712.8	800.5
Net realized investment gains (losses)	(60.6)	3.8	(134.3)	26.4
Total revenues	549.5	644.0	1,733.2	1,933.6

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	336.6	331.9	999.4	976.0
Policyholder dividends	43.4	98.1	203.1	292.2
Policy acquisition cost amortization	68.0	46.8	163.6	132.0
Intangible asset amortization	7.4	7.5	22.4	22.6
Intangible asset impairment	90.0	—	100.5	—
Goodwill impairment	331.7	—	331.7	—
Interest expense on indebtedness	8.8	11.5	27.8	32.6
Interest expense on non-recourse collateralized obligations	5.6	3.9	10.7	12.0
Other operating expenses	98.9	102.6	330.9	325.3
Total benefits and expenses	990.4	602.3	2,190.1	1,792.7
Income (loss) before income taxes	(440.9)	41.7	(456.9)	140.9
Income tax (expense) benefit	101.4	(6.9)	109.2	(27.7)
Income (loss) from continuing operations	(339.5)	34.8	(347.7)	113.2
Income from discontinued operations, net of income taxes	—	—	—	1.2
Net income (loss)	$(339.5)	$34.8	$(347.7)	$114.4

EARNINGS (LOSS) PER SHARE:
Net earnings (loss) – basic	$(2.97)	$0.30	$(3.04)	$1.00
Net earnings – diluted	$(2.97)	$0.30	$(3.04)	$0.99
Basic weighted-average common shares outstanding (in thousands)	114,398	114,196	114,374	114,040
Diluted weighted-average common shares outstanding (in thousands)	114,398	115,752	114,374	115,667

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(339.5)	$34.8	$(347.7)	$114.4
Net unrealized investment losses	(260.2)	(13.7)	(345.9)	(47.0)
Net unrealized adjustment for retirement plan liabilities and foreign currency translation	(57.9)	10.1	(54.5)	7.5
Net unrealized derivative instruments gains (losses)	5.4	(0.9)	7.1	0.8
Other comprehensive loss	(312.7)	(4.5)	(393.3)	(38.7)
Comprehensive income (loss)	$(652.2)	$30.3	$(741.0)	$75.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Cash Flows

($ in millions)

Nine Months Ended September 30, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Premiums collected	$588.7	$582.9
Insurance, investment management and product fees collected	594.1	524.6
Investment income collected	674.0	711.1
Policy benefits paid, excluding policyholder dividends	(840.1)	(755.5)
Policyholder dividends paid	(253.0)	(245.7)
Policy acquisition costs paid	(335.1)	(283.7)
Interest expense on indebtedness paid	(25.6)	(30.2)
Interest expense on collateralized obligations paid	(11.2)	(15.1)
Other operating expenses paid	(372.4)	(321.4)
Income taxes (paid) refunded	(8.4)	(6.3)
Cash from continuing operations	11.0	160.7
Discontinued operations, net	(20.1)	(12.0)
Cash from (for) operating activities	(9.1)	148.7

INVESTING ACTIVITIES:
Investment purchases	(3,827.7)	(3,477.3)
Investment sales, repayments and maturities	4,001.0	3,713.5
Debt and equity securities pledged as collateral sales	32.1	37.4
Subsidiary purchases	(0.8)	(9.8)
Premises and equipment additions	(13.8)	(14.3)
Discontinued operations, net	26.0	22.4
Cash from investing activities	216.8	271.9

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	524.6	590.8
Policyholder deposit fund withdrawals	(784.0)	(957.0)
Indebtedness repayments	(158.5)	(57.2)
Collateralized obligations repayments	(37.5)	(22.0)
Common stock dividends paid	(18.3)	(18.4)
Proceeds from stock options exercised	0.4	1.1
Cash for financing activities	(473.3)	(462.7)
Change in cash and cash equivalents	(265.6)	(42.1)
Cash and cash equivalents, beginning of period	577.7	404.9
Cash and cash equivalents, end of period	$312.1	$362.8

Included in cash and cash equivalents above is cash pledged as collateral of $2.3 million and $12.0 million at September 30, 2008 and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3	$1.3	$1.3
Balance, end of period	$1.3	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,621.8	$2,610.2	$2,616.1	$2,600.3
Compensation expense recognized on restricted stock units	1.3	2.2	4.6	12.0
Conversion of restricted stock units to common shares, net	—	(0.9)	(0.4)	(3.3)
Stock options awarded as compensation	1.0	0.6	3.6	2.1
Stock options exercised	0.2	0.2	0.4	1.2
Balance, end of period	$2,624.3	$2,612.3	$2,624.3	$2,612.3

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period, as previously reported	$(50.7)	$(58.8)	$(9.8)	$(111.3)
Cumulative effect of retrospective application of change in accounting (Note 2)	—	0.1	(11.0)	(4.6)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	(2.9)	—
Net income (loss)	(339.5)	34.8	(347.7)	114.4
Common stock dividend declared ($0.16 per share)	—	—	(18.8)	(18.4)
Adjustment for initial application of FIN 48 (Note 2)	—	—	—	(4.0)
Balance, end of period	$(390.2)	$(23.9)	$(390.2)	$(23.9)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(215.9)	$(108.9)	$(138.2)	$(74.7)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	2.9	—
Other comprehensive loss	(312.7)	(4.5)	(393.3)	(38.7)
Balance, end of period	$(528.6)	$(113.4)	$(528.6)	$(113.4)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$2,177.1	$2,264.3	$2,279.0	$2,231.4
Change in stockholders’ equity	(649.8)	32.5	(751.7)	65.4
Stockholders’ equity, end of period	$1,527.3	$2,296.8	$1,527.3	$2,296.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

1.

Organization and Operations

Our unaudited interim consolidated financial statements include the accounts of The Phoenix Companies, Inc. (the “Company”), its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 11 to these financial statements. The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, the principal ones of which are Phoenix Life Insurance Company (“Phoenix Life”) and Virtus Investment Partners, Inc., formerly known as Phoenix Investment Partners, Ltd. (“Virtus” or “PXP”). We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, Virtus, by way of a dividend of Virtus’s stock to our shareholders. The spin-off and related transactions are expected to be completed in the fourth quarter of 2008. The notes to these financial statements include disclosures that reflect our business and organization as currently structured.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of goodwill and other intangible assets; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2007 Annual Report on Form 10-K.

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and nine-month periods in 2008 are not necessarily indicative of the results that may be expected for the year 2008. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2007 Annual Report on Form
10-K.

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS 113”). In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

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

Income Statement

	Three Months Ended September 30, 2008
($ in millions, except per share amounts)	As calculated under the new method	As calculated under the former method	Effect of change

Insurance, investment management and product fees	$184.3	$184.6	$(0.3)
Policy benefits, excluding policyholder dividends	336.6	330.3	6.3
Policy acquisition cost amortization	68.0	71.0	(3.0)
Income tax (expense) benefit	101.4	100.2	1.2
Net income (loss)	(339.5)	(337.1)	(2.4)
Basic earnings (loss) per share	(2.97)	(2.91)	(0.6)
Diluted earnings per share	(2.97)	(2.91)	(0.6)

	Three Months Ended September 30, 2007
($ in millions, except per share amounts)	As adjusted	As originally reported	Effect of change

Insurance, investment management and product fees	$164.5	$164.6	$(0.1)
Policy benefits, excluding policyholder dividends	331.9	330.7	1.2
Policy acquisition cost amortization	46.8	47.1	(0.3)
Income tax (expense) benefit	(6.9)	(7.2)	0.3
Net income (loss)	34.8	35.5	(0.7)
Basic earnings (loss) per share	0.30	0.31	(0.01)
Diluted earnings per share	0.30	0.31	(0.01)

	Nine Months Ended September 30, 2008
($ in millions, except per share amounts)	As calculated under the new method	As calculated under the former method	Effect of change

Insurance, investment management and product fees	$546.2	$545.4	$0.8
Policy benefits, excluding policyholder dividends	999.4	1,020.7	(21.3)
Policy acquisition cost amortization	163.6	160.1	3.5
Income tax (expense) benefit	109.2	115.8	(6.6)
Net income (loss)	(347.7)	(359.7)	12.0
Basic earnings (loss) per share	(3.04)	(3.11)	0.07
Diluted earnings per share	(3.04)	(3.11)	0.07

	Nine Months Ended September 30, 2007
($ in millions, except per share amounts)	As adjusted	As originally reported	Effect of change

Insurance, investment management and product fees	$470.5	$471.1	$(0.6)
Policy benefits, excluding policyholder dividends	976.0	964.5	11.5
Policy acquisition cost amortization	132.0	136.5	(4.5)
Income tax (expense) benefit	(27.7)	(30.4)	2.7
Net income (loss)	114.4	119.3	(4.9)
Basic earnings (loss) per share	1.00	1.05	(0.05)
Diluted earnings per share	0.99	1.03	(0.04)

2.

Basis of Presentation and Significant Accounting Policies (continued)

Balance Sheet

	September 30, 2008
($ in millions)	As calculated under the new method	As calculated under the former method	Effect of change

Deferred policy acquisition costs	$2,460.5	$2,455.3	$5.2
Deferred income tax asset	319.8	320.4	(0.6)
Policy liabilities and accruals	13,827.5	13,824.2	3.3
Accumulated deficit	(390.2)	(391.5)	1.3

	December 31, 2007
($ in millions)	As adjusted	As originally reported	Effect of change

Deferred policy acquisition costs	$2,089.9	$2,081.2	$8.7
Deferred income tax asset	42.8	36.9	5.9
Policy liabilities and accruals	13,816.7	13,791.2	25.5
Accumulated deficit	(20.7)	(9.8)	(10.9)

As of January 1, 2007, the cumulative effect of the new method on our stockholders’ equity was a decrease of $4.6 million, which was recorded to accumulated deficit.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-1 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be unlocked, or adjusted, to reflect such change. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Adoption of new accounting standards

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurement (“SFAS 157”) in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. Our adoption of FSP FAS 157-3 had no material effect on our financial condition or results of operations.

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

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. This loss and EMCO’s results up through the date of sale are reported in discontinued operations in these financial statements. Prior year results have also been reported in discontinued operations.

Kayne Anderson Rudnick Investment Management, LLC

As a result of a step acquisition completed in 2005, Virtus owns 100% of Kayne Anderson Rudnick Investment Management, LLC (“KAR”). In connection with the purchase, we issued promissory notes to the sellers in the amount of $67.0 million to finance the remainder of the acquisition, of which $9.8 million was paid on January 3, 2006. The remainder, plus deferred interest, was paid on January 2, 2007. The interest rate on the notes was 4.75%.

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

4.

Business Segments (continued)

The Life and Annuity segment includes individual life insurance and annuity products including universal life, variable universal life, term life and fixed and variable annuities. It also includes the results of our Closed Block, which consists primarily of participating whole life products. We allocate capital to our Life and Annuity segment based on risk-based capital for our insurance products. We used 300% of risk-based capital levels for the three- and nine-month periods ended September 30, 2008 and 2007. Capital within our life insurance companies that is unallocated is included in Corporate and Other operations.

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

Corporate and Other includes corporate operations that are not allocated to business segments. Corporate operations consist primarily of:

•

interest expense;

•

wind-down businesses which include group pension and guaranteed investment contract business that do not meet the criteria to be separately disclosed; and

•

investment income on debt and equity securities pledged as collateral, as well as interest expense on non-recourse collateralized obligations, both related to two consolidated collateralized obligation trusts we sponsor.

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

Segment Information on Assets:	Sept 30,	Dec 31,
($ in millions)	2008	2007
Segment assets
Life and annuity segment	$27,004.7	$28,689.5
Asset management segment	277.7	751.2
Corporate and other	870.3	759.7
Net assets of discontinued operations	15.1	21.0
Total assets	$28,167.8	$30,221.4

Segment Information on Revenues:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007
Segment revenues
Life and annuity segment	$562.7	$574.7	$1,712.3	$1,710.7
Asset management segment	41.9	54.2	135.4	162.9
Elimination of inter-segment revenues	2.9	2.8	9.2	8.6
Corporate and other	2.6	8.5	10.6	25.0
Net realized investment gains (losses)	(60.6)	3.8	(134.3)	26.4
Total revenues	$549.5	$644.0	$1,733.2	$1,933.6

Results of Operations by Segment as Reconciled to	Three Months Ended		Nine Months Ended
Consolidated Net Income:	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Life and annuity segment	$33.3	$48.6	$112.1	$155.7
Asset management segment	(427.7)	2.6	(445.0)	5.5
Corporate and other	(16.3)	(11.4)	(58.0)	(36.8)
Applicable income tax (expense) benefit	93.1	(6.3)	88.0	(23.8)
Realized investment gains (losses), net of income taxes and other offsets	(21.9)	1.3	(44.8)	12.6
Income from discontinued operations, net of income taxes	—	—	—	1.2
Net income (loss)	$(339.5)	$34.8	$(347.7)	$114.4

Life and annuity segment

Life and Annuity Segment Assets:	Sept 30,	Dec 31,
($ in millions)	2008	2007

Investments	$13,994.0	$15,103.5
Cash and cash equivalents	211.1	289.0
Accrued investment income	222.6	203.5
Receivables	172.5	105.6
Deferred policy acquisition costs	2,460.5	2,089.9
Goodwill	30.1	30.1
Other general account assets	83.1	47.6
Separate accounts	9,830.8	10,820.3
Total segment assets	$27,004.7	$28,689.5

4.

Business Segments (continued)

Life and Annuity Segment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Premiums	$195.2	$197.5	$566.7	$585.3
Insurance, investment management and product fees	155.2	127.8	453.6	360.3
Net investment income	212.3	249.4	692.0	765.1
Total segment revenues	562.7	574.7	1,712.3	1,710.7
Policy benefits, including policyholder dividends	403.9	427.4	1,247.7	1,256.7
Policy acquisition cost amortization	72.1	46.4	177.1	131.7
Other operating expenses	53.4	52.3	175.4	166.6
Total segment benefits and expenses	529.4	526.1	1,600.2	1,555.0
Operating income before income taxes	33.3	48.6	112.1	155.7
Allocated income tax (expense) benefit	(4.7)	(11.2)	(32.2)	(45.2)
Operating income	28.6	37.4	79.9	110.5
Realized investment gains (losses), net of income taxes and other offsets	(20.3)	2.5	(33.8)	3.5
Net income	$8.3	$39.9	$46.1	$114.0

Life and Annuity Segment Revenues by Product:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007
Premiums
Term life insurance	$6.8	$5.5	$13.3	$14.6
Other life insurance	2.9	2.8	8.6	8.6
Total, non-participating life insurance	9.7	8.3	21.9	23.2
Participating life insurance	185.5	189.2	544.8	562.1
Total premiums	195.2	197.5	566.7	585.3
Insurance, investment management and product fees
Variable universal life insurance	30.4	29.8	93.8	89.9
Universal life insurance	103.8	76.1	294.7	206.9
Other life insurance	1.9	1.7	5.3	4.4
Total, life insurance	136.1	107.6	393.8	301.2
Annuities	19.1	20.2	59.8	59.1
Total insurance, investment management and product fees	155.2	127.8	453.6	360.3
Net investment income	212.3	249.4	692.0	765.1
Segment revenues	$562.7	$574.7	$1,712.3	$1,710.7

Asset management segment

Asset Management Segment Assets:	Sept 30,	Dec 31,
($ in millions)	2008	2007

Investments	$11.3	$13.5
Cash and cash equivalents	22.6	36.5
Receivables	23.8	29.6
Intangible assets	86.1	208.2
Goodwill	122.7	454.4
Other assets	11.2	9.0
Total segment assets	$277.7	$751.2

4.

Business Segments (continued)

Asset Management Segment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Investment management fees	$29.3	$36.9	$93.0	$110.9
Mutual fund ancillary fees and other revenue	12.6	17.0	41.8	50.9
Net investment income	—	0.3	0.6	1.1
Total segment revenues	41.9	54.2	135.4	162.9
Intangible asset amortization	7.4	7.5	22.4	22.6
Intangible asset impairment	90.0	—	100.5	—
Goodwill impairment	331.7	—	331.7	—
Other operating expenses	40.5	44.1	125.8	134.8
Total segment expenses	469.6	51.6	580.4	157.4
Operating income (loss) before income taxes	(427.7)	2.6	(445.0)	5.5
Allocated income tax (expense) benefit	91.2	(1.2)	98.1	(3.1)
Operating income (loss)	(336.5)	1.4	(346.9)	2.4
Realized investment gains (losses), net of income benefit	(0.5)	(0.2)	(1.5)	0.1
Net income (loss)	$(337.0)	$1.2	$(348.4)	$2.5

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

			Inception
Closed Block Assets and Liabilities:	Sept 30,	Dec 31,	(Dec 31,
($ in millions)	2008	2007	1999)

Debt securities	$6,317.4	$6,919.4	$4,773.1
Equity securities	109.4	134.0	—
Venture capital partnerships	187.0	157.3	—
Policy loans	1,365.7	1,357.1	1,380.0
Other investments	159.5	136.4	399.0
Total closed block investments	8,139.0	8,704.2	6,552.1
Cash and cash equivalents	81.2	67.8	—
Accrued investment income	116.8	112.1	106.8
Receivables	58.2	44.7	35.2
Deferred income taxes	428.5	329.3	389.4
Other closed block assets	18.7	10.0	6.2
Total closed block assets	8,842.4	9,268.1	7,089.7
Policy liabilities and accruals	9,792.0	9,811.2	8,301.7
Policyholder dividends payable	340.0	332.8	325.1
Policyholder dividend obligation	—	246.0	—
Other closed block liabilities	87.1	49.3	12.3
Total closed block liabilities	10,219.1	10,439.3	8,639.1
Excess of closed block liabilities over closed block assets	$1,376.7	$1,171.2	$1,549.4

5.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Nine Months Ended
Policyholder Dividend Obligation:	From	September 30,
($ in millions)	Inception	2008	2007

Closed block revenues
Premiums	$8,118.9	$534.4	$551.9
Net investment income	4,841.1	401.1	431.3
Net realized investment gains (losses)	(127.1)	(53.7)	2.7
Total revenues	12,832.9	881.8	985.9
Policy benefits, excluding dividends	8,746.0	630.5	643.0
Other operating expenses	83.4	4.5	4.7
Total benefits and expenses, excluding policyholder dividends	8,829.4	635.0	647.7
Closed block contribution to income before dividends and income taxes	4,003.5	246.8	338.2
Policyholder dividends	(3,344.4)	(202.7)	(291.7)
Closed block contribution to income before income taxes	659.1	44.1	46.5
Applicable income tax expense	(228.7)	(14.4)	(15.5)
Closed block contribution to income	$430.4	$29.7	$31.0

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,389.6	$202.7	$291.7
Policyholder dividends provided through other comprehensive income	(142.5)	(188.9)	(146.5)
Additions to policyholder dividend liabilities	3,247.1	13.8	145.2
Policyholder dividends paid	(3,232.2)	(252.6)	(245.3)
Increase (decrease) in policyholder dividend liabilities	14.9	(238.8)	(100.1)
Policyholder dividend liabilities, beginning of period	325.1	578.8	658.6
Policyholder dividend liabilities, end of period	340.0	340.0	558.5
Policyholder dividends payable, end of period	(340.0)	(340.0)	(341.1)
Policyholder dividend obligation, end of period	$—	$—	$217.4

6.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Policy acquisition costs deferred	$87.0	$118.6	$335.1	$283.7
Costs amortized to expenses:
Recurring costs	(72.1)	(46.4)	(177.1)	(131.7)
Charged to benefits	(0.6)	—	(0.6)	—
Net realized investment (gains) losses	4.0	(0.5)	13.4	(0.4)
Offsets to net unrealized investment gains or losses included in other comprehensive income	91.2	16.8	199.8	48.4
Change in deferred policy acquisition costs	109.5	88.5	370.6	200.0
Deferred policy acquisition costs, beginning of period	2,351.0	1,867.2	2,089.9	1,755.7
Deferred policy acquisition costs, end of period	$2,460.5	$1,955.7	$2,460.5	$1,955.7

7.

Goodwill and Other Intangible Assets

Carrying Amounts of Intangible Assets and Goodwill:	Sept 30,	Dec 31,
($ in millions)	2008	2007

Investment management contracts with definite lives	$300.3	$305.1
Accumulated amortization	(250.2)	(170.2)
Net investment management contracts with definite lives	50.1	134.9
Investment management contracts with indefinite lives	36.0	73.3
Intangible assets	$86.1	$208.2
Goodwill	$152.8	$484.5

7.

Goodwill and Other Intangible Assets (continued)

Activity in Intangible Assets and Goodwill:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007
Intangible assets
Purchases	$0.3	$0.3	$0.8	$0.7
Amortization	(7.4)	(7.5)	(22.4)	(22.6)
Impairment	(90.0)	—	(100.5)	—
Change in intangible assets	(97.1)	(7.2)	(122.1)	(21.9)
Balance, beginning of period	183.2	222.8	208.2	237.5
Balance, end of period	$86.1	$215.6	$86.1	$215.6

Goodwill
Asset impairment	$(331.7)	$—	$(331.7)	$4.0
Change in goodwill	(331.7)	—	(331.7)	4.0
Balance, beginning of period	484.5	475.1	484.5	471.1
Balance, end of period	$152.8	$475.1	$152.8	$475.1

During the third quarter of 2008, we recorded impairments of $421.7 million on intangible assets and asset management-related goodwill. We determined that a triggering event had occurred as a result of changes in the market environment, significant reductions in the market multiples for asset managers and accumulation of additional valuation data. The changes in the market environment were primarily driven by equity market declines in the third quarter. Other contributors were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. We performed the impairment analysis using the methodology applied in annual and interim testing. We used a discounted cash flow model to calculate the fair value of definite- and indefinite-lived intangible assets. To test for impairment of goodwill, we obtained and weighted several estimates of the fair value of the reporting unit, including valuations from third parties as well as using a sum of a multiple of revenue plus the fair value of the unit’s tangible net assets. The primary drivers of the impairment were a reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows. During the first quarter of 2008, we recorded a $10.5 million pre-tax impairment on identified intangible assets related to institutional investment management contracts. This impairment resulted from the termination of certain contracts and related factors.

8.

Investing Activities

Debt and equity securities

See Note 11 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of Debt and Equity Securities:	September 30, 2008		December 31, 2007
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$587.2	$608.7	$618.8	$605.2
State and political subdivision	199.1	197.6	234.3	224.7
Foreign government	189.8	173.6	197.2	172.0
Corporate	6,174.8	6,796.3	7,048.4	7,073.2
Mortgage-backed	2,663.0	2,892.7	2,830.8	2,880.2
Other asset-backed	844.1	983.2	1,040.5	1,116.0
Available-for-sale debt securities	$10,658.0	$11,652.1	$11,970.0	$12,071.3

Amounts applicable to the closed block	$6,317.4	$6,824.5	$6,919.4	$6,898.1

Available-for-sale equity securities	$166.3	$164.5	$205.3	$173.0

Amounts applicable to the closed block	$109.4	$107.4	$134.0	$109.2

8.

Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	September 30, 2008		December 31, 2007
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$12.4	$(33.9)	$21.8	$(8.2)
State and political subdivision	6.3	(4.8)	10.9	(1.3)
Foreign government	17.4	(1.2)	25.3	(0.1)
Corporate	54.5	(676.0)	161.4	(186.2)
Mortgage-backed	8.7	(238.4)	39.8	(89.2)
Other asset-backed	2.7	(141.8)	9.7	(85.2)
Debt securities gains (losses)	$102.0	$(1,096.1)	$268.9	$(370.2)
Debt securities net losses		$(994.1)		$(101.3)

Equity securities gains (losses)	$14.5	$(12.7)	$37.0	$(4.7)
Equity securities net gains	$1.8		$32.3

Aging of Temporarily Impaired	As of September 30, 2008
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$165.0	$(12.0)	$57.4	$(21.9)	$222.4	$(33.9)
State and political subdivision	28.7	(2.0)	36.4	(2.8)	65.1	(4.8)
Foreign government	32.0	(1.2)	1.0	—	33.0	(1.2)
Corporate	2,695.0	(227.7)	2,001.9	(448.3)	4,696.9	(676.0)
Mortgage-backed	964.5	(52.2)	1,024.3	(186.2)	1,988.8	(238.4)
Other asset-backed	230.5	(26.8)	483.9	(115.0)	714.4	(141.8)
Debt securities	$4,115.7	$(321.9)	$3,604.9	$(774.2)	$7,720.6	$(1,096.1)
Equity securities	68.0	(12.7)	—	—	68.0	(12.7)
Total temporarily impaired securities	$4,183.7	$(334.6)	$3,604.9	$(774.2)	$7,788.6	$(1,108.8)

Amounts inside the closed block	$2,569.9	$(205.7)	$1,775.9	$(384.9)	$4,345.8	$(590.6)

Amounts outside the closed block	$1,613.8	$(128.9)	$1,829.0	$(389.3)	$3,442.8	$(518.2)

Amounts outside the closed block that are below investment grade	$121.2	$(18.0)	$196.8	$(60.6)	$318.0	$(78.6)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(39.4)		$(124.7)		$(164.1)

Number of securities		1,969		1,657		3,626

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of the amortized cost of the securities totaled $49.2 million at September 30, 2008 ($15.3 million after offsets for taxes and deferred policy acquisition costs). Of this amount, $16.2 million has been below 20% of amortized cost for greater than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of the securities amortized cost totaled $48.9 million at September 30, 2008 ($31.7 million after offsets for change in policy dividend obligation). Of this amount, $4.1 million has been below 20% of amortized cost for greater than 12 months.

The securities are considered to be temporarily impaired at September 30, 2008 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

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

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Contributions	$7.3	$14.7	$37.6	$46.0
Equity in earnings of partnerships	(8.4)	7.9	6.2	22.0
Distributions	(5.1)	(10.1)	(15.3)	(20.1)
Change in venture capital partnerships	(6.2)	12.5	28.5	47.9
Venture capital partnership investments, beginning of period	208.4	152.2	173.7	116.8
Venture capital partnership investments, end of period	$202.2	$164.7	$202.2	$164.7

8.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Debt securities	$175.7	$195.8	$537.1	$584.7
Equity securities	1.2	0.9	3.4	5.4
Mortgage loans	0.2	0.3	0.8	1.4
Venture capital partnerships	(8.4)	7.9	6.2	22.0
Policy loans	47.4	45.5	138.2	133.4
Other investments	1.2	6.3	19.2	35.0
Other income	0.1	(0.5)	2.3	5.3
Cash and cash equivalents	1.7	4.3	7.1	13.9
Total investment income	219.1	260.5	714.3	801.1
Less: Discontinued operations	0.4	0.7	1.7	5.2
Investment expenses	(2.6)	(2.5)	(6.9)	(7.5)
Net investment income, general account investments	216.1	257.3	705.7	788.4
Debt and equity securities pledged as collateral (Note 11)	1.9	3.9	7.1	12.1
Net investment income	$218.0	$261.2	$712.8	$800.5

Amounts applicable to the closed block	$118.9	$140.7	$401.1	$431.3

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Debt security impairments	$(37.1)	$(3.8)	$(94.6)	$(18.4)
Equity security impairments	(1.0)	(0.3)	(1.6)	(0.4)
Other investments impairments	—	(1.3)	(8.8)	(1.3)
Debt and equity securities pledged as collateral impairments	(0.7)	—	(0.7)	(0.8)
Impairment losses	(38.8)	(5.4)	(105.7)	(20.9)
Debt security transaction gains	1.8	7.2	5.5	20.2
Debt security transaction losses	(9.8)	(1.7)	(16.3)	(5.9)
Equity security transaction gains	1.5	3.4	9.0	8.7
Equity security transaction losses	(4.0)	(0.6)	(9.4)	(2.0)
Mortgage loan transaction gains (losses)	—	—	(0.1)	1.4
Debt and equity securities pledged as collateral gains	0.2	0.5	1.8	2.3
Debt and equity securities pledged as collateral losses	(0.1)	—	(0.3)	(0.9)
Affiliate transactions gains	—	—	—	13.7
Other investments transaction gains (losses)	(1.5)	0.9	(2.6)	7.8
Real estate transaction gains	—	—	—	1.4
Net transaction gains (losses)	(11.9)	9.7	(12.4)	46.7
Realized losses on fair value option investments	(4.6)	—	(8.0)	—
Realized gains (losses) on derivative assets and liabilities	(5.3)	(0.5)	(8.2)	0.6
Net realized investment gains (losses)	$(60.6)	$3.8	$(134.3)	$26.4

During the third quarter of 2008, debt security impairments and transaction losses of $31.1 million were taken in the corporate sector associated with defaulted holdings in Lehman Brothers and Washington Mutual, Inc. Also included for the three and nine months ended September 30, 2008 are impairment losses of $11.5 million and $62.0 million, respectively, related to residential mortgage-backed securities. Of these impairment losses, $2.1 million and $21.2 million relate to the closed block for the three- and nine-month periods, respectively.

During the first quarter of 2008, we recorded an impairment loss of $7.3 million in a limited partnership investment. During the second quarter of 2008 we recorded an impairment loss of $1.5 million in a private equity security. During the third quarter of 2008, we did not record any impairments in other investments.

8.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Debt securities	$(429.0)	$(29.4)	$(892.8)	$(265.2)
Equity securities	(9.3)	—	(30.5)	6.6
Debt and equity securities pledged as collateral	(6.4)	(1.5)	4.6	(5.6)
Other investments	(1.0)	—	(3.2)	—
Net unrealized investment losses	$(445.7)	$(30.9)	$(921.9)	$(264.2)

Net unrealized investment losses	$(445.7)	$(30.9)	$(921.9)	$(264.2)
Applicable closed block policyholder dividend obligation	43.5	6.1	(188.9)	(146.5)
Applicable deferred policy acquisition cost benefit	(91.2)	(16.8)	(199.8)	(48.4)
Applicable deferred income tax benefit	(137.8)	(6.5)	(187.3)	(22.3)
Offsets to net unrealized investment losses	(185.5)	(17.2)	(576.0)	(217.2)
Net unrealized investment losses included in other comprehensive income	$(260.2)	$(13.7)	$(345.9)	$(47.0)

9.

Financing Activities

Indebtedness:	September 30, 2008		December 31, 2007
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

7.15% surplus notes	$174.1	$166.0	$174.0	$179.6
6.675% senior unsecured bonds	—	—	153.7	153.7
7.45% senior unsecured bonds	292.9	165.0	300.0	243.1
Total indebtedness	$467.0	$331.0	$627.7	$576.4

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

Effective as of November 7, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) amended our existing $150 million unsecured senior revolving credit facility (the “Amendment”). The Amendment amends the terms of the First Amended and Restated Credit Agreement dated April 2, 2008 (the “First Amended and Restated Facility”).

Potential borrowers on the credit line are the Company and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. There are no current borrowings on the credit facility.

The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated tangible net worth, based on GAAP standards in effect on June 6, 2006 and a maximum consolidated debt-to-capital ratio of 30%. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 325%, a minimum A.M. Best financial strength rating of “A-”, a minimum level of surplus on a statutory basis and a minimum parent cash flow coverage ratio. The financing commitments under the Amendment will terminate on June 6, 2009.

We were in compliance with all of our credit facility covenants as of November 7, 2008, the effective date of the Amendment.

9.

Financing Activities (continued)

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. During the third quarter, we repurchased $7.1 million of par value of these bonds for $4.9 million.

We have recorded indebtedness at unpaid principal balances of each instrument net of issue discount. We have determined the fair value of indebtedness based on quoted market prices for surplus notes, bonds and equity units. The Phoenix Companies, Inc. and its subsidiaries may, from time to time, purchase its bond securities in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the continued determination that it is in the best interest of the company and its stakeholders.

Future minimum annual principal payments on indebtedness as of September 30, 2008 are: in 2032, $300.0 million and in 2034, $175.0 million.

Common stock dividends

On May 2, 2008, we declared a dividend of $0.16 per share to shareholders of record on June 13, 2008. We paid that dividend on July 11, 2008. In the prior year, we declared a dividend of $0.16 per share on April 26, 2007 to our shareholders of record on June 13, 2007; we paid that dividend on July 11, 2007.

The Phoenix Life Board of Directors declared dividends of $30.0 million and $25.0 million on July 9, 2008 and March 19, 2008, respectively, to the Company, Phoenix Life’s sole shareholder. These dividends were paid in July 2008 and April 2008, respectively. During 2007, Phoenix Life paid total dividends of $30.0 million, $30.0 million and $32.2 million to the Company in April, July and November, respectively.

10.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance, investment management and product fees. During the nine-month periods ended September 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Combination Rider includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

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

As of September 30, 2008 and December 31, 2007, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in millions)	2008	2007

GMWB	$10.9	$(1.5)
GMAB	16.0	1.8
GPAF	2.0	1.7

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,258.4	$73.4	60
GMDB step up	1,698.5	279.1	60
GMDB earnings enhancement benefit (EEB)	60.8	1.6	60
GMDB greater of annual step up and roll up	31.9	9.9	63
Total GMDB at September 30, 2008	$3,049.6	$364.0

Combination Rider	$1.1		65
GMAB	404.4		55
GMIB	570.1		60
GMWB	407.2		61
GPAF	25.1		75
Total at September 30, 2008	$1,407.9

With the return of premium, the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

With the step up, the death benefit is the greatest of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

With the EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With the greater of annual step up and annual roll up, the death benefit is the greatest of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2008 and December 31, 2007, we held additional universal life benefit reserves of $55.8 million and $34.7 million, respectively.

11.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that are deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to seven collateralized obligation trusts. These seven collateralized obligation trusts are investment trusts with aggregate assets of $1.3 billion that are primarily invested in a variety of fixed income securities acquired from third parties. These collateralized obligation trusts, in turn, issued tranched collateralized obligations and residual equity securities to third parties, as well as to our principal life insurance subsidiary’s general account. The collateralized obligation trusts reside in bankruptcy remote special purpose entities for which we provide neither recourse nor guarantees. Accordingly, our sole financial exposure to these collateralized obligation trusts stems from our life insurance subsidiary’s general account direct investment in certain debt or equity securities issued by these collateralized obligation trusts and our investment management fee revenues related to our asset management affiliates’ advisory services. Our maximum exposure to loss with respect to our life insurance subsidiary’s direct investment in the seven collateralized obligation trusts is $8.1 million at September 30, 2008 (none of which relates to trusts that are consolidated). All of that exposure relates to investment grade debt securities.

We consolidated two collateralized obligation trusts as of September 30, 2008 and December 31, 2007. As of September 30, 2008, our direct investment in these two consolidated collateralized obligation trusts was zero. We recognized investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $(3.5) million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively, related to the consolidated collateralized obligation trusts.

Assets pledged as collateral are comprised of available-for-sale debt and equity securities at fair value of $163.4 million and $219.1 million at September 30, 2008 and December 31, 2007, respectively. In addition, cash and accrued investment income of $3.0 million and $13.4 million are included in these amounts at September 30, 2008 and December 31, 2007, respectively.

Fair Value and Cost of Debt and Equity Securities	September 30, 2008		December 31, 2007
Pledged as Collateral:	Fair Value	Cost	Fair Value	Cost
($ in millions)

Debt securities pledged as collateral	$163.4	$159.0	$219.1	$219.3
Equity securities pledged as collateral	—	0.1	—	0.1
Total debt and equity securities pledged as collateral	$163.4	$159.1	$219.1	$219.4

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $242.2 million and $307.2 million at September 30, 2008 and December 31, 2007, respectively, and non-recourse derivative cash flow hedge liabilities of $5.6 million (notional amount of $170.1 million with a maturity of June 2009) and $10.7 million (notional amount of $211.1 million with a maturity of June 2009) at September 30, 2008 and December 31, 2007, respectively.

Gross and Net Unrealized Gains and Losses from	September 30, 2008		December 31, 2007
Debt and Equity Securities Pledged as Collateral:	Gains	Losses	Gains	Losses
($ in millions)

Debt securities pledged as collateral	$15.6	$(11.2)	$29.0	$(29.2)
Equity securities pledged as collateral	—	(0.1)	—	(0.1)
Total	$15.6	$(11.3)	$29.0	$(29.3)
Net unrealized gains (losses)	$4.3			$(0.3)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost total $11.2 million at September 30, 2008. Debt securities with a fair value less than 80% of the security’s amortized cost total $8.9 million at September 30, 2008. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at September 30, 2008.

We recognized a $0.7 million and $0.0 million charge to earnings in the quarters ended September 30, 2008 and 2007, respectively, related to the other-than-temporary impairment of debt securities pledged as collateral.

11.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations (continued)

The effect of the method of consolidation of the collateralized debt obligation trusts was to change our net income by $(3.1) million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively, and to decrease our stockholders’ equity by $81.4 million and $85.4 million as of September 30, 2008 and December 31, 2007, respectively. The impact to net income and stockholders’ equity primarily relates to realized and unrealized investment and derivative cash flow gains and losses within the collateralized obligation trusts, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations. Accordingly, these gains and losses and any future gains or losses under this method of consolidation will ultimately reverse upon the deconsolidation, maturity or other liquidation of the non-recourse collateralized obligations.

GAAP requires us to consolidate all the assets and liabilities of these collateralized obligation trusts, which results in the recognition of realized and unrealized losses even though we have no legal obligation to fund such losses in the settlement of the collateralized obligations.

The amount of derivative cash flow hedge ineffectiveness recognized on these collateralized obligation trusts for the nine months ended September 30, 2008 and 2007 changed realized gains by $0.4 million and $(0.9) million, respectively.

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

12.

Fair Value (continued)

The following table presents the financial instruments carried at fair value as of September 30, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of September 30, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$255.2	$9,282.5	$1,163.0	$10,700.7
Available-for-sale equity securities	142.3	—	24.0	166.3
Derivative assets	—	76.8	—	76.8
Separate account assets	9,735.4	93.9	1.5	9,830.8
Debt and equity securities pledged as collateral	—	153.6	9.8	163.4
Fair value option investments	64.8	41.0	—	105.8
Total assets	$10,197.7	$9,647.8	$1,198.3	$21,043.8
Liabilities
Derivative liabilities	$—	$1.1	$28.9	$30.0
Total liabilities	$—	$1.1	$28.9	$30.0

Available-for-sale debt securities are reported net of $42.7 million of investments included in other assets on our balance sheet because they are allocated to discontinued reinsurance operations. See Note 17 to these financial statements for further information.

Fair value option investments at September 30, 2008 include $64.8 million of available-for-sale equity securities backing our deferred compensation liabilities. Prior to our adoption of SFAS 159, changes in the fair value of the securities were recorded in other comprehensive income while changes in the deferred compensation liability were recorded in earnings. Electing the fair value option allows us to mitigate the associated accounting volatility.

Fair value option investments also include a structured loan asset valued at $41.0 million as of September 30, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were internally calculated or obtained from independent third-party broker quotes.

For certain structured, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) assets for which current broker quotes either do not exist, or are based on inactive markets, fair value was determined based on projected cash flows under normalized default and recovery assumptions made at the time of purchase. We then applied a current discount rate, determined by using a rate composed of the U.S. treasury rate for the average life of the investment, plus a credit spread derived from corporate bonds with the same credit rating, plus a spread for illiquidity and structure, based on average life and credit rating, weighted against available broker quotes, to determine the quarter end fair value. As of September 30, 2008, approximately $437 million par amount was priced in accordance with this methodology.

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.

12.

Fair Value (continued)

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

12.

Fair Value (continued)

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

Level 3 Financial Assets and Liabilities:	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2008		September 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$1,272.8	$(7.1)	$1,518.9	$(2.0)
Purchases/(sales), net	(36.8)	—	(157.3)	—
Net transfers	(22.6)	—	(42.9)	—
Realized gains (losses)	(11.8)	(21.8)	(57.0)	(26.9)
Unrealized gains (losses) included in other comprehensive income (loss)	(4.2)	—	(64.9)	—
Amortization/accretion	0.9	—	1.5	—
Balance, end of period	$1,198.3	$(28.9)	$1,198.3	$(28.9)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(14.6)	$(21.8)	$(71.1)	$(26.9)

13.

Income Taxes

For the three and nine months ended September 30, 2008 and 2007, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Dividends received deduction	0.9%	(10.2%)	0.8%	(4.1%)
Low income housing tax credit	0.7%	(2.3%)	0.6%	(2.3%)
State income taxes, net of federal tax	2.3%	1.7%	2.1%	0.9%
Realized gains (losses) on available securities pledged as collateral	(0.3%)	(0.4%)	(0.2%)	(0.2%)
Release of foreign tax credit valuation allowance	—%	—%	—%	(4.1%)
Recognition of foreign tax credit benefit	—%	(2.5%)	—%	(2.9%)
Adjustments to tax accruals	—%	—%	0.4%	—%
Adjustments to deferred tax on reserves	—%	—%	0.2%	—%
Non-deductible goodwill impairment	(15.5%)	—%	(14.9%)	—%
Other, net	(0.1%)	(4.8%)	(0.1%)	(2.6%)
Effective income tax rates applicable to continuing operations	23.0%	16.5%	23.9%	19.7%

It is the our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for the nine months ended September 30, 2008 has been computed based on the first nine months of 2008 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. We cannot reliably estimate pre-tax income for the remainder of 2008 primarily due to higher reserves and higher amortization of deferred policy acquisition costs, both resulting from the declines in the market. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2008. Additionally, for the three and nine months ended September 30, 2008, we recognized a benefit of $89.1 million and $93.1 million, respectively, associated with non-cash impairment charges related to goodwill and other intangible assets. Federal income tax expense for the nine months ended September 30, 2007 has been calculated using estimated effective tax rates. The rates, in 2007, were revised as necessary, at the end of each successive interim period, to reflect the current estimates of the annual effective tax rates.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of September 30, 2008, we had current taxes receivable of $31.0 million.

The company is presently under audit with the Internal Revenue Service (“IRS”) for 2004 and 2005. It is reasonably possible that the exam will conclude within the next 12 months. An estimate of resulting future changes in FIN 48 liabilities cannot be made at this time due to the number of items still being reviewed by the IRS.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

14.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$2.0	$2.0	$6.1	$9.3
Interest cost	10.0	9.7	29.5	28.5
Expected return on plan assets	(9.9)	(10.3)	(30.5)	(30.2)
Net loss amortization	3.1	1.3	6.6	4.8
Prior service cost amortization	0.1	0.3	0.2	0.8
Pension benefit cost	$5.3	$3.0	$11.9	$13.2

Components of Other Postretirement Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	1.0	0.9	3.0	2.8
Prior service cost amortization	(0.4)	(0.4)	(1.2)	(1.2)
Net gain amortization	—	—	(0.1)	(0.1)
Other postretirement benefit cost	$1.0	$0.9	$2.9	$2.7

For both the three and nine months ended September 30, 2008, other comprehensive income includes net after-tax unrealized losses of $57.5 million on assets supporting the pension plan.

Savings plans

During the three months ended September 30, 2008 and 2007, we incurred costs of $1.6 million and $1.5 million, respectively, for contributions to our employer-sponsored savings plans. During the nine months ended September 30, 2008 and 2007, we incurred costs of $6.1 million and $4.5 million, respectively, for contributions to our employer-sponsored savings plans.

15.

Share-based compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

	Three Months Ended		Nine Months Ended
Share-Based Compensation Plans:	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Compensation cost charged to income	$2.5	$2.9	$8.5	$8.8
Income tax benefit	$0.9	$1.6	$3.0	$3.4

We did not capitalize any cost of stock-based compensation during the three- and nine-month periods ended September 30, 2008 and 2007.

15.

Share-based compensation (continued)

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

Stock Option Activity at	Three Months Ended September 30,
Weighted-Average Exercise Price:	2008		2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	5,073,237	$13.79	4,657,689	$14.87
Granted	—	—	25,000	13.45
Exercised	(20,210)	10.16	(13,667)	10.35
Forfeited	(90,981)	12.43	(750)	10.61
Expired/unexercised	(64,078)	15.00	(401,666)	16.20
Outstanding, end of period	4,897,968	$13.81	4,266,606	$14.76

Stock Option Activity at	Nine Months Ended September 30,
Weighted-Average Exercise Price:	2008		2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,087,486	$14.79	4,522,618	$14.85
Granted	1,423,832	11.37	506,500	14.07
Exercised	(36,777)	10.33	(153,443)	10.21
Forfeited	(155,455)	12.67	(28,537)	13.64
Expired/unexercised	(421,118)	15.83	(580,532)	16.17
Outstanding, end of period	4,897,968	$13.81	4,266,606	$14.76

Options granted during the nine months ended September 30, 2008 had a weighted-average fair value of $4.47.

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 was less than $0.1 million.

As of September 30, 2008, 3.1 million of outstanding stock options were exercisable, with a weighted-average exercise price of $14.81.

As of September 30, 2008, there was $4.7 million of total unrecognized compensation cost related to unvested stock option grants.

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs.

15.

Share-based compensation (continued)

RSU Activity at Weighted-Average Grant Price:	Three Months Ended September 30,
	2008		2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	2,256,169	$11.72	1,766,255	$11.39
Awarded	50,055	8.23	51,292	14.17
Converted to common shares/applied to taxes	(6,901)	13.46	(137,451)	8.28
Canceled	(35,759)	11.28	(300)	13.80
Outstanding, end of period	2,263,564	$11.64	1,679,796	$11.73

RSU Activity at Weighted-Average Grant Price:	Nine Months Ended September 30,
	2008		2007
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,664,021	$11.86	1,432,454	$10.73
Awarded	834,272	11.76	883,945	13.42
Converted to common shares/applied to taxes	(106,224)	13.78	(620,955)	11.77
Canceled	(128,505)	13.48	(15,648)	14.55
Outstanding, end of period	2,263,564	$11.64	1,679,796	$11.73

The intrinsic value of RSUs converted during the three months ended September 30, 2008 was $0.1 million. The intrinsic value of RSUs converted during the nine months ended September 30, 2008 was $1.2 million.

As of September 30, 2008, there was $7.7 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 2.5 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2010.

16.

Earnings Per Share

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Nine Months Ended
Earnings per Share:	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Weighted-average common shares outstanding	114,398	114,196	114,374	114,040
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,854	1,388	2,042	1,453
Stock options	26	168	55	174
Potential common shares	1,880	1,556	2,097	1,627
Less: Potential common shares excluded from calculation due to operating losses	(1,880)	—	(2,097)	—
Dilutive potential common shares	—	1,556	—	1,627
Weighted-average common shares outstanding and dilutive potential common shares	114,398	115,752	114,374	115,667

Stock options excluded from calculation due to
anti-dilutive exercise prices:
(i.e., in excess of average common share market prices)
Stock options	4,779	3,148	4,594	2,765

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

On May 20, 2008, SCM Advisors, LLC (“SCM”), an indirect wholly-owned subsidiary of the Company, was named a respondent in an arbitration commenced with the American Arbitration Association by former institutional clients, Forethought Investment Management, Inc., Forethought Life Insurance Company, Forethought Life Assurance Company and Forethought Financial Group, Inc., for alleged losses sustained while SCM was providing investment advisory services. The investment losses are primarily related to investments in collateralized debt obligations and are alleged to exceed $38.0 million. The Company believes that the claims lack merit and SCM intends to defend this matter vigorously.

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

17.

Contingent Liabilities (continued)

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

Other

In September 2008, a security held in the Phoenix Insight Money Market Fund (the “Fund”), advised by one of our asset management subsidiaries and sub-advised by Harris Investment Management, had decreased in value and had the potential to cause the Fund’s net asset value per share to dip below 99.5 cents. In connection with actions taken to maintain the Fund’s net asset value, we agreed to partially address the ultimate loss, if any, on the security by restructuring existing money market agreements with Harris Investment Management or by an alternative means, subject to a maximum of $15 million. The contingency was extinguished in October concurrent with the agreement with Harris Bankcorp, Inc. to take a 23% equity position in our asset management subsidiary in connection with the planned spin-off.

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

19.

Subsequent Events

Credit Facility

Effective as of November 7, 2008, we amended our existing unsecured senior revolving credit facility, as further described in Note 9 to these financial statements.

Harris Bankcorp, Inc.

During October 2008, we signed a definitive agreement with Harris Bankcorp, Inc., a U.S. subsidiary of Bank of Montreal, to take a 23% equity position in our asset management subsidiary in connection with the planned spin-off.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) the effects of recent adverse market and economic developments on all aspects of our business; (ii) changes in general market and business conditions, interest rates and the debt and equity markets; (iii) the possibility that mortality rates, persistency rates or funding levels may differ significantly from our pricing expectations; (iv) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (v) our dependence on non-affiliated distributors for our product sales, (vi) downgrades in our debt or financial strength ratings; (vii) our dependence on third parties to maintain critical business and administrative functions; (viii) the ability of independent trustees of our mutual funds and closed-end funds, intermediary program sponsors, managed account clients and institutional asset management clients to terminate their relationships with us; (ix) our ability to attract and retain key personnel in a competitive environment; (x) the poor relative investment performance of some of our asset management strategies and the resulting outflows in our assets under management; (xi) the possibility that the goodwill or intangible assets associated with our asset management business could become impaired, requiring a charge to earnings; (xii) the strong competition we face in our business from mutual fund companies, banks, asset management firms and other insurance companies; (xiii) our  reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xiv) the potential need to fund deficiencies in our closed block; (xv) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvi) other legislative or regulatory developments; (xvii) legal or regulatory actions; (xviii) changes in accounting standards; (xix) the potential effects of the spin-off of our asset management business on our expense levels, liquidity and third-party relationships; and (xx) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of September 30, 2008 as compared to December 31, 2007; our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2007 in our 2007 Annual Report on Form 10-K.

Business Overview and Earnings Drivers

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Overview” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2007 Annual Report on Form 10-K.

Recent Developments

Spin-Off of Asset Management Business

On February 7, 2008, we announced our intention to spin off our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., by way of a dividend of Virtus’s stock to the Company’s shareholders. The spin-off and related transactions are expected to be completed in the fourth quarter of 2008. At this point, decisions regarding the capital structure, expense and overhead support structure and other matters are under review and consideration.

On October 30, 2008, the Company and its wholly owned subsidiaries, Phoenix Investment Management Company (“PIMCO”) and Virtus Holdings, Inc. (“Virtus Holdings”) entered into an Investment and Contribution Agreement (the “Investment Agreement”) with Harris Bankcorp, Inc. (“Harris”), a U.S. subsidiary of Bank of Montreal, pursuant to which Harris would acquire $45 million in convertible preferred stock (the “Preferred Stock”) of Virtus Holdings, representing a 23% equity position in Virtus Holdings and its direct and wholly-owned subsidiary, Virtus. The Agreement calls for a two-step closing process, the first step of which was completed effective as of October 31, 2008. The second step of the transaction, which is subject to certain regulatory and other customary conditions, is expected to be completed in connection with the spin-off of Virtus Holdings and Virtus from the Company.

Upon completion of the spin-off, our shareholders will have separate, publicly-traded ownership interests in the Company and Virtus. Virtus will consist of the Company’s entire asset management business, with the exception of Goodwin Capital Advisors, Inc., which will remain with the Company and continue to manage the Company’s general account assets, as well as third-party assets. The Company and Virtus will be independent of each other and have separate boards of directors and management. To facilitate Virtus’s separation from the Company, each company will continue certain existing arrangements during a transition period following completion of the spin-off.

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

Deferred Income Taxes

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $19.6 million on $339.4 million of deferred tax assets at September 30, 2008, due to uncertainties related to our ability to utilize some of the deferred tax assets in certain state jurisdictions. The amount of the valuation allowance has been determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred tax assets will be recoverable.

We concluded that a valuation allowance on the remaining $319.8 million of deferred tax assets at September 30, 2008, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary, as well as the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize those deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes since 2004. Further positive evidence included the fact that the net operating losses will not begin to expire until 2023, while projected earnings indicate that the deferred tax assets will be offset by taxable earnings prior to that expiration. Negative evidence included a history of net operating losses in the non-life insurance company group, including losses due to goodwill and intangible asset impairment charges in the current and prior years. In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109. Based on this analysis we concluded that it was more likely than not that the deferred tax assets of $319.8 million would be realized.

See our 2007 Annual Report on Form 10-K for further information on critical accounting estimates related to deferred income taxes.

As further described below, during 2008 we changed our method of accounting for reinsurance and for calculating deferred policy acquisition cost amortization. See our 2007 Annual Report on Form 10-K for a discussion of additional critical accounting estimates.

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS 113”). In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management’s intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Following is a description of our accounting for deferred policy acquisition costs, which has been updated from our 2007 Annual Report on Form 10-K to reflect a change in our method of accounting for the effects of reinsurance.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-1 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be unlocked, or adjusted, to reflect such change. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$195.2	$197.5	$(2.3)	(1%)
Insurance, investment management and product fees	184.3	164.5	19.8	12%
Mutual fund ancillary fees and other revenue	12.6	17.0	(4.4)	(26%)
Net investment income	218.0	261.2	(43.2)	(17%)
Net realized investment gains (losses)	(60.6)	3.8	(64.4)	(1,695%)
Total revenues	549.5	644.0	(94.5)	(15%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	336.6	331.9	4.7	1%
Policyholder dividends	43.4	98.1	(54.7)	(56%)
Policy acquisition cost amortization	68.0	46.8	21.2	45%
Intangible asset amortization	7.4	7.5	(0.1)	(1%)
Intangible asset impairment	90.0	—	90.0	—
Goodwill impairment	331.7	—	331.7	—
Interest expense on indebtedness	8.8	11.5	(2.7)	(23%)
Interest expense on non-recourse collateralized obligations	5.6	3.9	1.7	44%
Other operating expenses	98.9	102.6	(3.7)	(4%)
Total benefits and expenses	990.4	602.3	388.1	64%
Income (loss) before income taxes	(440.9)	41.7	(482.6)	(1,157%)
Income tax (expense) benefit	101.4	(6.9)	108.3	(1,570%)
Income (loss) from continuing operations	(339.5)	34.8	(374.3)	(1,076%)
Income from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$(339.5)	$34.8	$(374.3)	(1,076%)

Summary Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$566.7	$585.3	$(18.6)	(3%)
Insurance, investment management and product fees	546.2	470.5	75.7	16%
Mutual fund ancillary fees and other revenue	41.8	50.9	(9.1)	(18%)
Net investment income	712.8	800.5	(87.7)	(11%)
Net realized investment gains (losses)	(134.3)	26.4	(160.7)	(609%)
Total revenues	1,733.2	1,933.6	(200.4)	(10%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	999.4	976.0	23.4	2%
Policyholder dividends	203.1	292.2	(89.1)	(30%)
Policy acquisition cost amortization	163.6	132.0	31.6	24%
Intangible asset amortization	22.4	22.6	(0.2)	(1%)
Intangible asset impairment	100.5	—	100.5	—
Goodwill impairment	331.7	—	331.7	—
Interest expense on indebtedness	27.8	32.6	(4.8)	(15%)
Interest expense on non-recourse collateralized obligations	10.7	12.0	(1.3)	(11%)
Other operating expenses	330.9	325.3	5.6	2%
Total benefits and expenses	2,190.1	1,792.7	397.4	22%
Income (loss) before income taxes	(456.9)	140.9	(597.8)	(424%)
Income tax (expense) benefit	109.2	(27.7)	136.9	(494%)
Income (loss) from continuing operations	(347.7)	113.2	(460.9)	(407%)
Income from discontinued operations, net of income taxes	—	1.2	(1.2)	(100%)
Net income (loss)	$(347.7)	$114.4	$(462.1)	(404%)

Executive Overview and Outlook

Analysis of Consolidated Results of Operations and Outlook

Our quarter and nine-month results were primarily affected by challenges in the financial environment. Our results reflect weaker market performance that reduced net investment income, affected fees adversely, increased annuity benefit reserves and amortization of deferred policy acquisition costs and contributed to an impairment loss on goodwill and other intangible assets. We also had higher expenses related to strategic transactions, including the planned spin-off of asset management and recognition of previously deferred securitization costs. Consolidated net results decreased in the third quarter to a net loss of $339.5 million, or $2.97 per share, compared with net income of $34.8 million in the prior year period. For the nine-month period, results decreased to a net loss of $347.7 million, compared with income of $114.4 million in the prior year period.

Pre-tax operating income in our Life and Annuity segment was $33.3 million for the third quarter and $112.1 million for the nine-month period, both down from the comparable prior year periods. This result reflects higher amortization of deferred policy acquisition costs and lower net investment income and interest margins, partially offset higher mortality margins. Our results for both years incorporate the effect of an accounting change which is more fully discussed in Note 2 to our financial statements in this Form 10-Q.

Total policy acquisition cost amortization in our Life and Annuity segment increased $25.7 million and $45.4 million in the three- and nine-month periods ended September 30, 2008, respectively, compared with the same periods in 2007. The increase in amortization was caused by growth and good mortality in the universal life business and the impact of market declines on annuity business. As we do every year, during the fourth quarter of 2008, we intend to perform a comprehensive study of the assumptions used in our deferred policy acquisition cost and unearned revenue amortization models, as well as our SOP 03-1 reserving models. In light of recent upheaval in the financial markets, it is possible that we will be unlocking some of our assumptions as a result of that study. During the past two years, we have had unlockings that both increased and decreased earnings during the period of the unlocking. Net investment income on surplus and assets supporting the open block traditional life products decreased in the quarter and year-to-date periods by $1.3 million and $32.7 million, respectively, reflecting lower investment yields and lower asset levels in 2008. Also, while there were increases during the three- and nine-month periods in the assets supporting universal life reserves, these generated lower yields which were more than offset by increases in interest credited on the related policyholder fund balances. Consequently, interest margin on universal life products decreased $3.4 million and $7.7 million in the three- and nine-month periods ended September 30, 2008, respectively, relative to the prior year periods. We also had lower interest margins on our annuity portfolio, mainly driven by the run-off of discontinued products. Mortality margins in universal life increased $30.3 million and $52.5 million in the three- and nine-month periods of 2008, respectively, reflecting increases in cost of insurance fee revenues that were only partially offset by higher net benefits. After-tax net realized losses, discussed below, further decreased Life and Annuity income by $22.8 million and $37.3 million for the three- and nine-month periods in 2008 relative to the prior year.

The Asset Management pre-tax operating loss for the quarter included a $421.7 million pre-tax impairment charge related to goodwill and other intangible assets. We determined that a triggering event had occurred as a result of changes in the market environment, significant reductions in the market multiples for asset managers and accumulation of additional valuation data. The changes in the market environment were primarily driven by equity market declines in the third quarter. Other contributors were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. We performed the impairment analysis using the methodology applied in annual and interim testing. We used a discounted cash flow model to calculate the fair value of definite- and indefinite-lived intangible assets. To test for impairment of goodwill, we obtained and weighted several estimates of the fair value of the reporting unit, including valuations from third parties as well as using a sum of a multiple of revenue plus the fair value of the unit’s tangible net assets. The primary drivers of the impairment were a reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows. In addition to the impairment, segment results for both the three- and nine-month periods ended September 30, 2008 were lower than the comparable prior year periods as a result of lower assets under management.

During the three- and nine-month periods ended September 30, 2008, we incurred net pre-tax operating losses in Corporate and Other of $16.3 million and $58.0 million, respectively. These represented increases of $4.9 million and $21.2 million, respectively, over the comparable prior year periods. During the first quarter of 2008, we announced our intention to spin off our asset management business; in connection with preparations for the planned spin-off and other strategic initiatives, we recorded expenses of $5.0 million and $11.8 million during the third quarter and year-to-date periods, respectively. In addition, in the first and second quarters of 2008 we incurred proxy solicitation expenses totaling $9.4 million related to a proxy contest. Proxy solicitation expenses in 2007 were $0.3 million. These expenses in the first nine months of 2008 were partially offset by lower interest expense resulting from the February 2008 maturity and repayment of one of our senior unsecured obligations as well as a $2.2 million gain on the repurchase of a portion of our senior unsecured bonds. After-tax net realized losses, discussed below, further decreased Corporate and Other results by $0.1 million and $18.5 million for the three- and nine-month periods, respectively, in 2008 relative to the prior year.

Current year results were also lower due to net realized investment losses of $21.9 million and $44.8 million, after tax and other offsets, during the three- and nine-month periods, respectively. These results compared with net gains of $1.3 million and $12.6 million during the comparable 2007 periods. Third quarter losses in 2008 included pre-tax impairments of $38.8 million and net losses on sales of $17.2 million. Impairments and net losses on sales included $31.1 million on Lehman Brothers and Washington Mutual holdings.

Analysis of Consolidated Financial Condition

Stockholders’ equity, excluding accumulated other comprehensive loss, decreased during the year-to-date period by $379.3 million to $2,055.9 million at September 30, 2008, primarily due to a net loss and the declaration of a stockholders’ dividend of $18.8 million. Total assets decreased $2,053.6 million to $28,167.8 million at September 30, 2008, primarily due to unrealized losses on general account debt securities and lower separate account assets due to weak market performance, as well as cumulative impairments of $432.2 million of goodwill and intangible assets. These decreases were partially offset by higher deferred acquisition costs related to new product sales.

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

Results of Operations by Segment as Reconciled to	Three Months Ended		Nine Months Ended
Consolidated Net Income:	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Life and annuity segment	$33.3	$48.6	$112.1	$155.7
Asset management segment	(427.7)	2.6	(445.0)	5.5
Corporate and other:	(16.3)	(11.4)	(58.0)	(36.8)
Applicable income tax (expense) benefit	93.1	(6.3)	88.0	(23.8)
Realized investment gains (losses), net of income taxes and other offsets	(21.9)	1.3	(44.8)	12.6
Income from discontinued operations, net of income taxes	—	—	—	1.2
Net income (loss)	$(339.5)	$34.8	$(347.7)	$114.4

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

Life and Annuity Segment

Summary Life and Annuity Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Premiums	$195.2	$197.5	$(2.3)	(1%)
Insurance, investment management and product fees	155.2	127.8	27.4	21%
Net investment income	212.3	249.4	(37.1)	(15%)
Total segment revenues	562.7	574.7	(12.0)	(2%)
Policy benefits, including policyholder dividends	403.9	427.4	(23.5)	(5%)
Policy acquisition cost amortization	72.1	46.4	25.7	55%
Other operating expenses	53.4	52.3	1.1	2%
Total segment benefits and expenses	529.4	526.1	3.3	1%
Operating income before income taxes	33.3	48.6	(15.3)	(31%)
Allocated income tax expense	(4.7)	(11.2)	6.5	(58%)
Operating income	28.6	37.4	(8.8)	(24%)
Realized investment gains (losses), net of income taxes and other offsets	(20.3)	2.5	(22.8)	(912%)
Net income	$8.3	$39.9	$(31.6)	(79%)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Life and Annuity net income and operating income decreased primarily as a result of lower investment earnings and higher policy acquisition cost amortization, partially offset by higher insurance, investment management and product fees and lower mortality costs.

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

Total segment benefits and expenses increased primarily due to the following:

•

Policy acquisition cost amortization increased due to higher insurance margins and recent growth in the universal life business and from weak market performance in the annuity business.

•

Benefit costs decreased due to favorable mortality in universal and traditional life insurance.

Realized losses reflect higher impairments for 2008 primarily related to mortgage-backed securities and challenges in the financial markets.

Summary Life and Annuity Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Premiums	$566.7	$585.3	$(18.6)	(3%)
Insurance, investment management and product fees	453.6	360.3	93.3	26%
Net investment income	692.0	765.1	(73.1)	(10%)
Total segment revenues	1,712.3	1,710.7	1.6	—
Policy benefits, including policyholder dividends	1,247.7	1,256.7	(9.0)	(1%)
Policy acquisition cost amortization	177.1	131.7	45.4	34%
Other operating expenses	175.4	166.6	8.8	5%
Total segment benefits and expenses	1,600.2	1,555.0	45.2	3%
Operating income before income taxes	112.1	155.7	(43.6)	(28%)
Allocated income tax expense	(32.2)	(45.2)	13.0	(29%)
Operating income	79.9	110.5	(30.6)	(28%)
Realized investment gains (losses), net of income taxes and other offsets	(33.8)	3.5	(37.3)	(1,066%)
Net income	$46.1	$114.0	$(67.9)	(60%)

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Life and Annuity net income and operating income decreased as a result of lower premiums and investment earnings and higher policy acquisition cost amortization, partially offset by higher insurance, investment management and product fees.

•

Net investment income decreased due to lower yields, lower partnership and other gains and lower assets levels.

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

Realized losses reflect higher impairments for 2008, primarily related to mortgage-backed securities and challenges in the financial markets.

Annuity Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Deposits	$251.2	$188.8	$679.5	$682.2
Performance and interest credited	(484.4)	151.6	(485.6)	693.7
Fees	(17.8)	(17.0)	(56.4)	(52.4)
Benefits and surrenders	(288.2)	(340.2)	(942.0)	(937.7)
Change in funds on deposit	(539.2)	(16.8)	(804.5)	385.8
Funds on deposit, beginning of period	8,964.2	9,080.2	9,229.5	8,677.6
Annuity funds on deposit, end of period	$8,425.0	$9,063.4	$8,425.0	$9,063.4

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

For the three months ended September 30, 2008, annuity funds on deposit decreased more than they had during the comparable prior year quarter. For the nine-month period in 2008 they decreased, compared to an increase in 2007. The primary causes of these decreases were reduced fund performance due to weaker equity markets.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Deposits	$46.3	$40.3	$189.0	$139.8
Performance and interest credited	(250.1)	25.9	(355.7)	196.7
Acquisitions	11.2	—	11.2	—
Fees and cost of insurance	(28.4)	(26.4)	(88.3)	(82.3)
Benefits and surrenders	(29.2)	(38.0)	(114.8)	(103.1)
Change in funds on deposit	(250.2)	1.8	(358.6)	151.1
Funds on deposit, beginning of period	2,587.7	2,462.2	2,696.1	2,312.9
Variable universal life funds on deposit, end of period	$2,337.5	$2,464.0	$2,337.5	$2,464.0

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

For the three and nine months ended September 30, 2008, variable universal life funds on deposit decreased, compared to increases in the comparable 2007 periods. Negative performance for the 2008 quarter and year-to-date periods resulted from weak equity markets. For the nine months, these decreases relative to the prior year were partially offset by higher deposits driven by strong sales.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007

Deposits	$133.6	$146.4	$462.4	$338.9
Interest credited	24.7	21.3	72.8	63.3
Fees and cost of insurance	(103.8)	(78.5)	(300.1)	(211.2)
Benefits and surrenders	(22.6)	(20.9)	(83.5)	(74.6)
Change in funds on deposit	31.9	68.3	151.6	116.4
Funds on deposit, beginning of period	2,243.6	1,952.2	2,123.9	1,904.1
Universal life funds on deposit, end of period	$2,275.5	$2,020.5	$2,275.5	$2,020.5

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

For the three months ended September 30, 2008, universal life funds on deposit increased less than they had during the comparable prior year periods, driven by modestly lower sales and higher benefits. For the year-to-date period, higher sales drove increased deposits, which were only partially offset by higher benefits.

Life and Annuity Segment Revenues by Product:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007

Variable universal life insurance	$32.6	$32.4	$0.2	1%
Universal life insurance	133.7	107.9	25.8	24%
Other life insurance	2.2	2.0	0.2	10%
Total core life insurance	168.5	142.3	26.2	18%
Traditional life insurance	358.1	387.6	(29.5)	(8%)
Total life insurance	526.6	529.9	(3.3)	(1%)
Annuities	36.1	44.8	(8.7)	(19%)
Segment revenues	$562.7	$574.7	$(12.0)	(2%)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Universal life insurance revenue increased significantly primarily due to higher cost of insurance charges from the growth of in-force business and fees from a higher level of sales in 2008.

Traditional life insurance revenue decreased primarily due to lower investment income and lower premiums, resulting from the fact that we no longer sell participating life policies. However, there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products and lower separate account based fees due to reduced asset balances.

Life and Annuity Segment Revenues by Product:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007

Variable universal life insurance	$101.1	$97.3	$3.8	4%
Universal life insurance	384.9	299.4	85.5	29%
Other life insurance	6.0	5.0	1.0	20%
Total core life insurance	492.0	401.7	90.3	22%
Traditional life insurance	1,105.6	1,171.8	(66.2)	(6%)
Total life insurance	1,597.6	1,573.5	24.1	2%
Annuities	114.7	137.2	(22.5)	(16%)
Segment revenues	$1,712.3	$1,710.7	$1.6	—

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Universal life insurance revenue increased significantly primarily due to higher cost of insurance charges from the growth of in-force business and fees from a higher level of sales in 2008.

Traditional life insurance revenue decreased primarily due to lower premiums resulting from the fact that we no longer sell participating life policies. However, there is an offsetting decrease in policy benefits related to the reduction of in-force policies for traditional life insurance. In addition, investment income declined due to lower earnings on other invested assets.

Annuity revenue decreased primarily due to lower interest earned on general account funds from the run-off of discontinued products.

Composition of Life and Annuity Operating Income	Three Months Ended		Increase (decrease) and
before Income Taxes by Product:	September 30,		percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life insurance	$5.8	$11.8	$(6.0)	(51%)
Universal life insurance	18.2	9.4	8.8	94%
Other life insurance	(4.5)	(0.2)	(4.3)	(2,150%)
Total core life insurance	19.5	21.0	(1.5)	(7%)
Traditional life insurance	23.3	22.3	1.00	4%
Total life insurance	42.8	43.3	(0.5)	(1%)
Annuities	(9.5)	5.3	(14.8)	(279%)
Operating income before income taxes	$33.3	$48.6	$(15.3)	(31%)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Variable universal life pre-tax operating income decreased due to lower insurance margins from higher death claims and lower surrender charges related to a higher percentage of withdrawals out of the surrender period.

Universal life pre-tax operating income increased due to higher mortality margins as revenue grew faster than claims. This improvement was partially offset by higher amortization of policy acquisition costs resulting from higher insurance margins and growth in the block of business. In addition, investment margins decreased from investment income growth that was not as high as the increase in interest credited.

Annuity pre-tax operating income decreased primarily due to lower insurance margins driven by increases in the GMDB and GMIB reserves reflecting adverse stock market conditions. In addition amortization of policy acquisition costs increase from the effects of severe stock market performance.

Composition of Life and Annuity Operating Income	Nine Months Ended		Increase (decrease) and
before Income Taxes by Product:	September 30,		percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life insurance	$22.2	$31.5	$(9.3)	(30%)
Universal life insurance	40.5	38.2	2.3	6%
Other life insurance	(8.1)	0.7	(8.8)	(1,257%)
Total core life insurance	54.6	70.4	(15.8)	(22%)
Traditional life insurance	70.0	67.9	2.1	3%
Total life insurance	124.6	138.3	(13.7)	(10%)
Annuities	(12.5)	17.4	(29.9)	(172%)
Operating income before income taxes	$112.1	$155.7	$(43.6)	(28%)

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Variable universal life pre-tax operating income decreased primarily due to lower mortality margins. Higher death benefits were only partially offset by increased cost of insurance fees. In addition, amortization of policy acquisition costs increased from higher surrenders and weaker market performance.

Universal life pre-tax operating income increased due to higher mortality margins, partially offset by higher amortization of policy acquisition costs. Amortization of policy acquisition costs increased due to higher mortality margins and growth in the business.

Annuity pre-tax operating income decreased due to lower insurance margins driven by increases in GMDB and GMIB reserves and higher amortization of policy acquisition costs reflecting adverse stock market conditions.

Asset Management Segment

Summary Asset Management Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Investment management fees	$29.3	$36.9	$(7.6)	(21%)
Mutual fund ancillary fees and other revenue	12.6	17.0	(4.4)	(26%)
Net investment income	—	0.3	(0.3)	(100%)
Total segment revenues	41.9	54.2	(12.3)	(23%)
Intangible asset amortization	7.4	7.5	(0.1)	(1%)
Intangible asset impairment	90.0	—	90.0	—
Goodwill impairment	331.7	—	331.7	—
Other operating expenses	40.5	44.1	(3.6)	(8%)
Total segment expenses	469.6	51.6	418.0	810%
Operating income (loss) before income taxes	(427.7)	2.6	(430.3)	(16,550%)
Allocated income tax expense (benefit)	91.2	(1.2)	92.4	(7,700%)
Operating income (loss)	(336.5)	1.4	(337.9)	(24,136%)
Realized investment losses, net of income taxes	(0.5)	(0.2)	(0.3)	150%
Net income (loss)	$(337.0)	$1.2	$(338.2)	(28,183%)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Asset Management net income and operating income decreased primarily impairment charges and a reduction in investment management fees which were driven by lower assets under management.

•

Asset Management pre-tax operating loss included a $421.7 million pre-tax impairment charge related to goodwill and other intangibles. We determined that a triggering event had occurred as a result of changes in the market environment, significant reductions in the market multiples for asset managers and accumulation of additional valuation data. The changes in the market environment were primarily driven by equity market declines in the third quarter. Other contributors were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. We performed the impairment analysis using the methodology applied in annual and interim testing. We used a discounted cash flow model to calculate the fair value of definite- and indefinite-lived intangible assets. To test for impairment of goodwill, we obtained and weighted several estimates of the fair value of the reporting unit, including valuations from third parties as well as using a sum of a multiple of revenue plus the fair value of the unit’s tangible net assets. The primary drivers of the impairment were a reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows.

•

Investment management fees decreased due to net outflows and unfavorable market performance of $8.2 billion and $5.9 billion, respectively, over the past four quarters.

•

Mutual fund ancillary fees and other revenue decreased due to declines in mutual fund assets under management. The mutual fund ancillary fees decrease was partially offset by a corresponding decrease in trail payments which are a component of other operating expenses.

•

Intangible asset and goodwill impairments were the result of the continued decline in equity markets in the third quarter and valuation work conducted in advance of the planned spin-off of the Asset Management segment. See Note 7 to our consolidated financial statements in this Form 10-Q for additional disclosure regarding the impairment analysis.

•

Other operating expenses decreased primarily due to a decrease in employment expenses resulting from lower sales-based and other variable incentive compensation combined with lower trail payments explained above. Also contributing to the decrease in other operating expenses were decreases in shared services provided by the parent company. Partially offsetting these items were higher external legal costs, as well as $2.3 million of expenses related to long-term cost reduction initiatives, including severance and lease abandonment.

Summary Asset Management Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Investment management fees	$93.0	$110.9	$(17.9)	(16%)
Mutual fund ancillary fees and other revenue	41.8	50.9	(9.1)	(18%)
Net investment income	0.6	1.1	(0.5)	(45%)
Total segment revenues	135.4	162.9	(27.5)	(17%)
Intangible asset amortization	22.4	22.6	(0.2)	(1%)
Intangible asset impairment	100.5	—	100.5	—
Goodwill impairment	331.7	—	331.7	—
Other operating expenses	125.8	134.8	(9.0)	(7%)
Total segment expenses	580.4	157.4	423.0	269%
Operating income (loss) before income taxes	(445.0)	5.5	(450.5)	(8,191%)
Allocated income tax (expense) benefit	98.1	(3.1)	101.2	(3,265%)
Operating income (loss)	(346.9)	2.4	(349.3)	(14,554%)
Realized investment gains (losses), net of income taxes	(1.5)	0.1	(1.6)	(1,600%)
Net income (loss)	$(348.4)	$2.5	$(350.9)	(14,036%)

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Asset Management net income and operating income decreased primarily as a result of impairment charges in the first and third quarters.

•

Asset Management pre-tax operating loss included a $421.7 million pre-tax impairment charge related to goodwill and other intangibles. We determined that a triggering event had occurred as a result of changes in the market environment, significant reductions in the market multiples for asset managers and accumulation of additional valuation data. The changes in the market environment were primarily driven by equity market declines in the third quarter. Other contributors were a marked decrease in credit market liquidity and unprecedented government intervention in the financial markets. We performed the impairment analysis using the methodology applied in annual and interim testing. We used a discounted cash flow model to calculate the fair value of definite- and indefinite-lived intangible assets. To test for impairment of goodwill, we obtained and weighted several estimates of the fair value of the reporting unit, including valuations from third parties as well as using a sum of a multiple of revenue plus the fair value of the unit’s tangible net assets. The primary drivers of the impairment were a reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows.

•

The first quarter impairment was primarily the result of the termination of an institutional client. We recorded a non-cash impairment charge of $10.5 million pre-tax against the related identified intangible asset.

•

Investment management fees decreased due to net outflows and unfavorable market performance of $8.2 billion and $5.9 billion, respectively, over the past four quarters.

•

Mutual fund ancillary fees and other revenue decreased due to declines in mutual fund assets under management. The mutual fund ancillary fees decrease was partially offset by a corresponding decrease in trail payments which are a component of other operating expenses.

•

Other operating expenses decreased primarily due to a decrease in employment expenses resulting from lower sales-based and other variable incentive compensation combined with lower trail payments explained above. Also contributing to the decrease in other operating expenses were decreases in shared services provided by the parent company. Partially offsetting these items were higher portfolio management expenses and higher external legal costs, as well as $2.3 million of expenses related to long-term cost reduction initiatives, including severance and lease abandonment.

Our investment management fees are based on assets under management. Approximately 32% of our investment management fees were based on beginning of quarter assets under management which causes fee revenues to lag behind changes in assets under management. The remaining 68% were based on average daily closing asset values. The following table shows average assets under management.

Assets Under Management:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2008	2007	2008	2007
Average fee earning assets
Money market mutual funds	$5,966.2	$6,676.1	$5,922.9	$5,949.8
All other mutual funds	14,670.7	16,886.6	15,222.8	16,744.8
Managed accounts	4,328.7	6,138.7	4,800.4	6,502.9
Institutional	6,274.8	11,477.9	7,861.1	11,918.5
Structured finance products	1,369.0	5,735.1	2,813.1	5,482.6
Total	$32,609.4	$46,914.4	$36,620.3	$46,598.6

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

Average fee earning assets decreased for both comparative periods primarily due to the redemption of a large institutional client at one of our subsidiaries in the first quarter of 2008, combined with unfavorable equity market performance over the past four quarters and unfavorable structured finance performance over the past four quarters. Also contributing to the decrease was net outflows in managed accounts and mutual funds over the past four quarters.

Corporate and Other

Summary Corporate and Other Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Corporate investment income	$(0.3)	$1.8	$(2.1)	(117%)
Interest expense on indebtedness	(8.8)	(11.5)	2.7	(23%)
Corporate expenses	(6.9)	(1.7)	(5.2)	306%
Other	(0.3)	—	(0.3)	—
Operating loss before income taxes	(16.3)	(11.4)	(4.9)	43%
Allocated income tax benefit	6.6	6.1	0.5	8%
Operating loss	(9.7)	(5.3)	(4.4)	83%
Realized investment gains (losses), net of income taxes and other offsets	(1.1)	(1.0)	(0.1)	10%
Net loss	$(10.8)	$(6.3)	$(4.5)	71%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Corporate and Other net loss increased compared to the prior year due to higher expenses, which reflected strategic transaction-related costs and to lower investment income, reflecting weaker financial markets. These reductions were only partially offset by lower interest expense, which resulted from the pay-off of the $153.7 million equity unit notes in February 2008.

Summary Corporate and Other Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Results of operations
Corporate investment income	$0.3	$4.8	$(4.5)	(94%)
Interest expense on indebtedness	(27.8)	(32.6)	4.8	(15%)
Corporate expenses	(29.7)	(10.1)	(19.6)	194%
Other	(0.8)	1.1	(1.9)	(173%)
Operating loss before income taxes	(58.0)	(36.8)	(21.2)	58%
Allocated income tax benefit	22.1	24.5	(2.4)	(10%)
Operating loss	(35.9)	(12.3)	(23.6)	192%
Realized investment gains (losses), net of income taxes and other offsets	(9.5)	9.0	(18.5)	(206%)
Net loss	$(45.4)	$(3.3)	$(42.1)	1,276%

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Corporate and Other net loss increased compared to the prior year due to higher expenses, which reflected strategic transaction-related costs and to lower investment income, reflecting weaker financial markets. These reductions were only partially offset by lower interest expense, which resulted from the pay-off of the $153.7 million equity unit notes in February 2008. In addition, the higher prior year income tax benefit was driven by the utilization of foreign tax credits, which did not recur in 2008.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2008, our general account held debt securities with a carrying value of $10,658.0 million, representing 75.3% of total general account investments. Public debt securities represented 71.6% of total debt securities, with the remaining 28.4% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts we sponsor. See Note 11 to our consolidated financial statements in this Form 10-Q for additional information on these debt and equity securities pledged as collateral.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Rating	Designation	2008	2007	2008	2007	2008	2007

1	AAA/AA/A	$6,751.0	$7,473.6	$5,324.3	$5,950.6	$1,426.7	$1,523.0
2	BBB	2,979.8	3,567.7	1,654.4	1,997.9	1,325.4	1,569.8
Total investment grade		9,730.8	11,041.3	6,978.7	7,948.5	2,752.1	3,092.8
3	BB	583.1	604.3	429.6	507.7	153.5	96.6
4	B	189.5	227.3	123.4	179.3	66.1	48.0
5	CCC and lower	128.8	84.0	78.5	33.8	50.3	50.2
6	In or near default	25.8	13.1	16.5	6.1	9.3	7.0
Total debt securities		$10,658.0	$11,970.0	$7,626.7	$8,675.4	$3,031.3	$3,294.6

Debt Securities by Type:	As of September 30, 2008
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net
	Value	Cost	Gains	Losses	Gains

U.S. government and agency	$587.2	$608.7	$12.4	$(33.9)	$(21.5)
State and political subdivision	199.1	197.6	6.3	(4.8)	1.5
Foreign government	189.8	173.6	17.4	(1.2)	16.2
Corporate	6,174.8	6,796.3	54.5	(676.0)	(621.5)
Mortgage-backed	2,663.0	2,892.7	8.7	(238.4)	(229.7)
Other asset-backed	844.1	983.2	2.7	(141.8)	(139.1)
Total debt securities	$10,658.0	$11,652.1	$102.0	$(1,096.1)	$(994.1)
Debt securities outside closed block:
Unrealized gains	$918.9	$889.9	$29.0	$—	$29.0
Unrealized losses	3,421.7	3,937.7	—	(516.0)	(516.0)
Total outside the closed block	4,340.6	4,827.6	29.0	(516.0)	(487.0)
Debt securities in closed block:
Unrealized gains	2,018.5	1,945.5	73.0	—	73.0
Unrealized losses	4,298.9	4,879.0	—	(580.1)	(580.1)
Total in the closed block	6,317.4	6,824.5	73.0	(580.1)	(507.1)
Total debt securities	$10,658.0	$11,652.1	$102.0	$(1,096.1)	$(994.1)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2008 in our debt securities portfolios are banking (6.5%), electrical utilities (3.9%), insurance (3.3%), diversified financial services (3.1%) and services (2.2%).

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, increases in mortgage rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates and losses for the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market, including sub-prime, Alt-A and prime, have increased beyond historical averages.

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of September 30, 2008, 97% of the total residential portfolio was rated AAA or AA. We have $201.9 million of sub-prime exposure, $231.5 million of Alt-A exposure and $513.4 million of prime exposure, which combined amount to less than 7% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 88% being AAA rated and another 7% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through September 30, 2008, we have taken impairments of $55.8 million on our residential mortgage-backed securities portfolio. This represents 3.0% of our total residential mortgage-backed securities portfolio and 0.4% of the general account. The losses consist of $24.3 million from prime, $28.8 million from Alt-A and $7.3 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of September 30, 2008
	Book	Market	% General					BB and	% Closed
	Value	Value	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$899.1	$893.1	6.2%	100.0%	0.0%	0.0%	0.0%	0.0%	76.6%
Prime	594.7	513.4	3.6%	91.9%	4.9%	0.0%	3.0%	0.2%	39.6%
Alt-A	302.0	231.5	1.6%	80.2%	12.9%	2.6%	1.3%	3.0%	34.7%
Sub-prime	247.9	201.9	1.4%	86.8%	6.4%	1.3%	4.7%	0.8%	5.0%
Total	$2,043.7	$1,839.9	12.8%	93.8%	3.7%	0.5%	1.5%	0.5%	53.1%

_______

(1)	Percentages based on Market Value.

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

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007

Debt security impairments	$(37.1)	$(3.8)	$(94.6)	$(18.4)
Equity security impairments	(1.0)	(0.3)	(1.6)	(0.4)
Other investments impairments	—	(1.3)	(8.8)	(1.3)
Debt and equity securities pledged as collateral impairments	(0.7)	—	(0.7)	(0.8)
Impairment losses	(38.8)	(5.4)	(105.7)	(20.9)
Debt security transaction gains	1.8	7.2	5.5	20.2
Debt security transaction losses	(9.8)	(1.7)	(16.3)	(5.9)
Equity security transaction gains	1.5	3.4	9.0	8.7
Equity security transaction losses	(4.0)	(0.6)	(9.4)	(2.0)
Mortgage loan transaction gains (losses)	—	—	(0.1)	1.4
Debt and equity securities pledged as collateral gains	0.2	0.5	1.8	2.3
Debt and equity securities pledged as collateral losses	(0.1)	—	(0.3)	(0.9)
Affiliate transactions gains	—	—	—	13.7
Other investments transaction gains (losses)	(1.5)	0.9	(2.6)	7.8
Real estate transaction gains	—	—	—	1.4
Net transaction gains (losses)	(11.9)	9.7	(12.4)	46.7
Realized losses on fair value option investments	(4.6)	—	(8.0)	—
Realized gains (losses) on derivative assets and liabilities	(5.3)	(0.5)	(8.2)	0.6
Net realized investment gains (losses)	$(60.6)	$3.8	$(134.3)	$26.4

Total impairment losses increased $33.4 million and $84.8 million for the 2008 quarter and year-to-date period, respectively, as compared to the comparable 2007 periods.

Debt security impairments for the three and nine months ended September 30, 2008 include impairment losses of $11.5 million and $62.0 million, respectively, related to residential mortgage-backed securities. Of these impairment losses, $2.1 million and $21.2 million relate to the closed block.

During the first quarter of 2008, we recorded an impairment loss of $7.3 million in a limited partnership investment. During the second quarter of 2008 we recorded an impairment loss of $1.5 million in a private equity security. During the third quarter of 2008, we did not record any impairments in other investments.

Affiliate transactions of $0.0 million in 2008 and $13.7 million in 2007 are attributable to the Lombard earn-out associated with the sale of Lombard that occurred in the first quarter of 2005.

We recognized impairment losses of $0.7 million and $0.0 million on debt and equity securities pledged as collateral in the consolidated collateralized obligation trusts for the three and nine months ended September 30, 2008 and 2007, respectively, none of which is attributable to a direct investment.

Gross and Net	As of September 30, 2008
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,126	3,403	667	2,441	459	962
Unrealized gains (losses)	$102.0	$(1,096.1)	$29.0	$(516.0)	$73.0	$(580.1)
Applicable policyholder dividend obligation (reduction)	73.0	(217.6)	—	—	73.0	(217.6)
Applicable deferred policy acquisition costs (benefit)	0.2	(263.6)	0.2	(263.6)	—	—
Applicable deferred income taxes (benefit)	10.1	(215.2)	10.1	(88.3)	—	(126.9)
Offsets to net unrealized gains (losses)	83.3	(696.4)	10.3	(351.9)	73.0	(344.5)
Unrealized gains (losses) after offsets	$18.7	$(399.7)	$18.7	$(164.1)	$—	$(235.6)
Net unrealized losses after offsets		$(381.0)		$(145.4)		$(235.6)

Equity securities
Number of positions	177	223	95	115	82	108
Unrealized gains (losses)	$14.5	$(12.7)	$2.0	$(2.2)	$12.5	$(10.5)
Applicable policyholder dividend obligation (reduction)	12.5	(10.5)	—	—	12.5	(10.5)
Applicable deferred income taxes (benefit)	0.7	(0.8)	0.7	(0.8)	—	—
Offsets to net unrealized gains (losses)	13.2	(11.3)	0.7	(0.8)	12.5	(10.5)
Unrealized gains (losses) after offsets	$1.3	$(1.4)	$1.3	$(1.4)	$—	$—
Net unrealized losses after offsets		$(0.1)		$(0.1)		$—

Unrealized losses above included amounts related to holdings in American International Group, Inc., the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Wachovia Corporation. We continue to monitor these holdings for additional clarity regarding their ultimate realizable value. We consider these securities to have been temporarily impaired at September 30, 2008 as they have performed, and are expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Total net unrealized losses on debt and equity securities as of September 30, 2008 were $992.3 million (unrealized gains of $116.5 million less unrealized losses of $1,108.8 million). Of that net amount, net unrealized losses of $487.2 million were outside the closed block ($145.5 million after applicable deferred policy acquisition costs and deferred income taxes) and net unrealized losses of $505.1 million were in the closed block ($235.6 million after applicable policyholder dividend obligation).

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

The following tables present certain information with respect to our gross unrealized losses with respect to our investments in general account debt securities, both outside and inside the closed block, as of September 30, 2008. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. We believe it is unlikely that there would be any effect on our net income related to the realization of investment losses inside the closed block due to the current policyholder dividend obligation liability in the closed block and due to our intent and ability to hold these securities until they recover their value. See Note 5 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Duration of Gross Unrealized Losses on	As of September 30, 2008
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$3,421.7	$1,223.2	$369.5	$1,829.0
Total amortized cost	3,937.7	1,298.8	420.6	2,218.3
Unrealized losses	$(516.0)	$(75.6)	$(51.1)	$(389.3)
Unrealized losses after offsets	$(164.1)	$(24.1)	$(15.3)	$(124.7)
Number of securities	2,441	926	305	1,210

Investment grade:
Unrealized losses	$(437.4)	$(67.1)	$(41.6)	$(328.7)
Unrealized losses after offsets	$(138.5)	$(21.2)	$(11.5)	$(105.8)

Below investment grade:
Unrealized losses	$(78.6)	$(8.5)	$(9.5)	$(60.6)
Unrealized losses after offsets	$(25.6)	$(2.9)	$(3.8)	$(18.9)

Equity securities outside closed block
Unrealized losses	$(2.2)	$(2.0)	$(0.2)	$—
Unrealized losses after offsets	$(1.2)	$(1.1)	$(0.1)	$—
Number of securities	115	84	31	—

For debt securities outside of the closed block with gross unrealized losses, 84.4% of the unrealized losses after offsets pertain to investment grade securities and 15.6% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2008
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(267.0)	$(166.8)	$(75.0)	$(25.2)
Unrealized losses over 20% of cost after offsets	$(84.0)	$(52.8)	$(23.7)	$(7.5)
Number of securities	403	301	83	19

Investment grade:
Unrealized losses over 20% of cost	$(217.8)	$(144.4)	$(64.4)	$(9.0)
Unrealized losses over 20% of cost after offsets	$(68.7)	$(44.3)	$(20.0)	$(4.4)

Below investment grade:
Unrealized losses over 20% of cost	$(49.2)	$(22.4)	$(10.6)	$(16.2)
Unrealized losses over 20% of cost after offsets	$(15.3)	$(8.5)	$(3.7)	$(3.1)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.7)	$(0.6)	$(0.1)	$—
Unrealized losses over 20% of cost after offsets	$(0.4)	$(0.3)	$(0.1)	$—
Number of securities	50	31	19	—

Duration of Gross Unrealized Losses on	As of September 30, 2008
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$4,298.9	$2,061.5	$461.5	$1,775.9
Total amortized cost	4,879.0	2,192.3	525.9	2,160.8
Unrealized losses	$(580.1)	$(130.8)	$(64.4)	$(384.9)
Unrealized losses after offsets	$(235.6)	$(53.1)	$(26.2)	$(156.3)
Number of securities	962	406	109	447

Investment grade:
Unrealized losses	$(501.0)	$(117.2)	$(58.7)	$(325.1)
Unrealized losses after offsets	$(203.5)	$(47.6)	$(23.8)	$(132.1)

Below investment grade:
Unrealized losses	$(79.1)	$(13.6)	$(5.7)	$(59.8)
Unrealized losses after offsets	$(32.1)	$(5.5)	$(2.4)	$(24.2)

Equity securities inside closed block
Unrealized losses	$(10.5)	$(4.8)	$(5.7)	$—
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	108	74	34	—

For debt securities inside the closed block with gross unrealized losses, 86.4% of the unrealized losses pertain to investment grade securities and 13.6% of the unrealized losses pertain to below investment grade securities at September 30, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2008
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(266.2)	$(180.8)	$(79.1)	$(6.3)
Unrealized losses over 20% of cost after offsets	$(173.1)	$(117.6)	$(51.4)	$(4.1)
Number of securities	172	126	39	7

Investment grade:
Unrealized losses over 20% of cost	$(217.3)	$(163.0)	$(52.1)	$(2.2)
Unrealized losses over 20% of cost after offsets	$(141.4)	$(106.0)	$(33.9)	$(1.5)

Below investment grade:
Unrealized losses over 20% of cost	$(48.9)	$(17.8)	$(27.0)	$(4.1)
Unrealized losses over 20% of cost after offsets	$(31.7)	$(11.6)	$(17.5)	$(2.6)

Equity securities inside closed block
Unrealized losses over 20% of cost	$(7.0)	$(5.5)	$(1.5)	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	49	44	5	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2008	2007	2008 vs. 2007
Continuing operations:
Cash from operating activities	$11.0	$160.7	$(149.7)	(93%)
Cash from investing activities	190.8	249.5	(58.7)	(24%)
Cash for financing activities	(473.3)	(462.7)	(10.6)	(2%)

Discontinued operations:
Cash for operating activities	(20.1)	(12.0)	(8.1)	(68%)
Cash from investing activities	26.0	22.4	3.6	16%

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Continuing Operations

Cash from operating activities decreased $149.7 million primarily due to higher benefit payments reflecting the growth in the universal life business and to higher policy acquisition costs paid, related to increased sales. In addition, we made higher expense payments, including those related to our planned spin-off transaction and resolution of a proxy contest. Partially offsetting these higher outflows were increased fee inflows driven by growth in the universal life business.

Cash from investing activities decreased $58.7 million principally due to a larger income in purchase outflows than the increase in investment sales and repayment inflows.

Cash used for financing activities decreased $10.6 million primarily due to increased outflows for indebtedness repayments, offset by lower net policyholder outflows. In 2008, our $153.7 million of equity units matured and were repaid, while in 2007 we paid off $57.2 million in promissory notes.

See Note 9 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash

Our primary sources of liquidity have been dividends from Phoenix Life and interest income received from Virtus. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life is able to pay a dividend of $83.8 million in 2008 under this provision.

On May 2, 2008, we declared a dividend of $0.16 per share to shareholders of record on June 13, 2008. We paid that dividend on July 11, 2008. In the prior year, we declared a dividend of $0.16 per share on April 26, 2007 to our shareholders of record on June 13, 2007; we paid that dividend on July 11, 2007.

The Phoenix Life Board of Directors declared dividends of $30.0 million and $25.0 million on July 9, 2008 and March 19, 2008, respectively, to the Company, Phoenix Life’s sole shareholder. These dividends were paid in July 2008 and April 2008, respectively. During 2007, Phoenix Life paid total dividends of $30.0 million, $30.0 million and $32.2 million to the Company in April, July and November, respectively.

See Note 22 to our consolidated financial statements in our 2007 Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

We sponsor postemployment benefit plans through pension and savings plans and postretirement health care and life insurance for employees of Phoenix Life and Virtus. Funding of these obligations is provided by Phoenix Life and Virtus on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 14 to our consolidated financial statements in this Form 10-Q for additional information.

The holding company does not expect to receive dividends from Virtus in the near term because this subsidiary will likely use a substantial portion of its cash flows from operations to repay intercompany debt and interest on debt.

Effective as of November 7, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) amended our existing $150 million unsecured senior revolving credit facility (the “Amendment”). Please see Part II Item 5 herein for a discussion of the terms of the Amendment.

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

The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated tangible net worth, based on GAAP standards in effect on June 6, 2006 and a maximum consolidated debt-to-capital ratio of 30%. In addition, Phoenix Life must maintain a minimum risk-based capital ratio of 325%, a minimum A.M. Best financial strength rating of “A-”, a minimum level of surplus on a statutory basis and a minimum parent cash flow coverage ratio.

We were in compliance with all of our credit facility covenants as of November 7, 2008, the effective date of the Amendment.

Future minimum annual principal payments on indebtedness as of September 30, 2008 are: in 2032, $300.0 million and in 2034, $175.0 million.

The Company and its subsidiaries may, from time to time, purchase our 7.45% Quarterly Interest Bonds, due 2032, in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the continued determination that it is in the best interest of the Company and its shareholders.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign us debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Ratings declines may result in lower sales, higher surrenders and increased or decreased interest costs in connection with future borrowings.

On September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

Given these developments, it is possible that rating agencies will heighten the level of scrutiny that they apply to us, will increase the frequency and scope of their credit reviews, will request additional information from us, and may adjust upward the capital and other requirements employed in their models for maintenance of certain ratings levels.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any rating agency.

The financial strength and debt ratings as of October 31, 2008 were as follows:

	Financial Strength Rating		Senior Debt Rating of
Rating Agency	of Phoenix Life	Outlook	The Phoenix Companies, Inc.	Outlook

A.M. Best Company, Inc.	A (“Excellent”)	Stable	bbb (“Adequate”)	Positive
Fitch	A (“Strong”)	Negative	Not rated
Moody’s	A3 (“Good”)	Stable	Baa3 (“Adequate”)	Stable
Standard & Poor’s	BBB+ (“Good”)	Negative	BB+ (“Marginal”)	Negative

On October 31, 2008, Fitch downgraded our financial strength rating to A from A+ and maintained its negative outlook. On October 31, 2008, Standard & Poor’s downgraded our financial strength rating to BBB+ from A- and downgraded our senior debt rating to BB+ from BBB- and changed our outlook to negative from stable.

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

Virtus Investment Partners, Inc. (Virtus) Sources and Uses of Cash

Virtus’s liquidity requirements are primarily to fund operating expenses and pay its debt and interest obligations. Virtus also requires liquidity to fund any potential acquisitions. Historically, Virtus’s principal source of liquidity has been cash flow from operations. We expect that cash flow from operations will continue to be its principal source of working capital. We believe that Virtus’s current and anticipated sources of liquidity are adequate to meet its present and anticipated needs.

See our 2007 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to Virtus.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Sept 30,	Dec 31,	percentage change
	2008	2007	2008 vs. 2007
ASSETS:
Available-for-sale debt securities, at fair value	$10,658.0	$11,970.0	$(1,312.0)	(11%)
Available-for-sale equity securities, at fair value	166.3	205.3	(39.0)	(19%)
Venture capital partnerships, at equity in net assets	202.2	173.7	28.5	16%
Policy loans, at unpaid principal balances	2,489.9	2,380.5	109.4	5%
Other investments	529.2	507.3	21.9	4%
Fair value option investments	105.8	—	105.8	—
	14,151.4	15,236.8	(1,085.4)	(7%)
Available-for-sale debt and equity securities pledged as collateral, at fair value	163.4	219.1	(55.7)	(25%)
Total investments	14,314.8	15,455.9	(1,141.1)	(7%)
Cash and cash equivalents	312.1	577.7	(265.6)	(46%)
Accrued investment income	223.4	209.6	13.8	7%
Receivables	237.8	159.7	78.1	49%
Deferred policy acquisition costs	2,460.5	2,089.9	370.6	18%
Deferred income taxes	319.8	42.8	277.0	647%
Other intangible assets	86.1	208.2	(122.1)	(59%)
Goodwill	152.8	484.5	(331.7)	(68%)
Other assets	229.7	172.8	56.9	33%
Separate account assets	9,830.8	10,820.3	(989.5)	(9%)
Total assets	$28,167.8	$30,221.4	$(2,053.6)	(7%)

LIABILITIES:
Policy liabilities and accruals	$13,827.5	$13,816.7	$10.8	—
Policyholder deposit funds	1,576.2	1,808.9	(232.7)	(13%)
Indebtedness	467.0	627.7	(160.7)	(26%)
Other liabilities	691.2	550.9	140.3	25%
Non-recourse collateralized obligations	247.8	317.9	(70.1)	(22%)
Separate account liabilities	9,830.8	10,820.3	(989.5)	(9%)
Total liabilities	26,640.5	27,942.4	(1,301.9)	(5%)

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	2,625.6	2,617.4	8.2	—
Accumulated deficit	(390.2)	(20.7)	(369.5)	1,785%
Accumulated other comprehensive loss	(528.6)	(138.2)	(390.4)	282%
Treasury stock	(179.5)	(179.5)	—	—
Total stockholders’ equity	1,527.3	2,279.0	(751.7)	(33%)
Total liabilities and stockholders’ equity	$28,167.8	$30,221.4	$(2,053.6)	(7%)

September 30, 2008 compared to December 31, 2007

The fair value of available-for-sale debt and equity securities decreased due to unrealized and impairment losses driven by challenges in the financial markets. Widening credit spreads and liquidity premiums drove unrealized losses, which increased $892.8 million during the nine-month period, including $528.4 million in the closed block.

Venture capital partnerships increased primarily due to additional contributions of $37.6 million.

Fair value option investments represent investments for which we elected the fair value option under SFAS 159. See Note 2 to our financial statements in this Form 10-Q for additional information.

Cash and cash equivalents decreased primarily due to cash used for financing activities, partially offset by cash received from investing activities. Cash used for financing activities related to repayment of the equity unit notes of $153.7 million and payments for net withdrawals on policyholder deposit funds. Cash from investing activities primarily related to investment sales, repayments and maturities that were higher than new investment purchases.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Sept 30,	Dec 31,	percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life	$361.3	$367.2	$(5.9)	(2%)
Universal life	1,112.9	821.1	291.8	36%
Variable annuities	349.9	310.0	39.9	13%
Fixed annuities	10.9	14.0	(3.1)	(22%)
Traditional life	625.5	577.6	47.9	8%
Total deferred policy acquisition costs	$2,460.5	$2,089.9	$370.6	18%

Deferred policy acquisition costs increased primarily due to the deferral of $335.1 million in acquisition costs related to sales.

The net deferred income tax asset increased due to changes in the tax basis of assets and liabilities during the period primarily related to unrealized losses on available-for-sale debt securities.

Other intangible assets and goodwill decreased as a result of impairments in the first and third quarters. During the first quarter, we recorded a $10.5 million impairment driven by the termination of certain contracts. During the third quarter, we recorded additional impairments of $421.7 million related to reduced assets under management and reduced valuation multiples for asset managers.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

Indebtedness decreased due to the pay off of our equity unit notes and the repurchase of a portion of our senior unsecured bonds.

Contractual Obligations and Commercial Commitments

As of September 30, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2007 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain recent business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 11 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s consolidated statutory basis capital and surplus (including AVR) decreased from $1,055.6 million at December 31, 2007 to $840.8 million at September 30, 2008. The principal factors resulting in this decrease are losses from operations of $68.7 million, net realized losses of $108.5 million and cumulative dividends of $55.0 million to its sole shareholder, The Phoenix Companies, Inc.

At September 30, 2008, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 300% of Company Action Level.

The Phoenix Life Board of Directors declared dividends of $30.0 million and $25.0 million on July 9, 2008 and March 19, 2008, respectively, to the Company, Phoenix Life’s sole shareholder. These dividends were paid in July 2008 and April 2008, respectively. During 2007, Phoenix Life paid total dividends of $30.0 million, $30.0 million and $32.2 million to the Company in April, July and November, respectively.

Net Capital Requirements

Our broker-dealer subsidiaries are each subject to the net capital requirements imposed on registered broker-dealers by the Securities Exchange Act of 1934. Each are also required to maintain a ratio of aggregate indebtedness to net capital that does not exceed 15:1. At September 30, 2008, the largest of these subsidiaries had net capital of approximately $6.1 million, which is $5.2 million in excess of its required minimum net capital of $0.9 million. The ratio of aggregate indebtedness to net capital for that subsidiary was 2.3:1. The ratios of aggregate indebtedness to net capital for each of our other broker-dealer subsidiaries were also below the regulatory ratio at September 30, 2008 and their respective net capital each exceeded the applicable regulatory minimum.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2008, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2007 Annual Report on Form 10-K.

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

See our 2007 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at September 30, 2008 in comparison to December 31, 2007.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

RISK FACTORS

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. The risks described below update the risk factors described in our 2007 Annual Report on Form 10-K and should be read in addition to those risk factors. You should carefully consider the following risk factors and the risk factors described in our 2007 Annual Report on Form 10-K before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission. The risks described below and in our 2007 Annual Report on Form 10-K are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity.

Recent market and economic developments may materially and adversely affect our business, revenues, earnings, sales, assets under management, financial condition and results of operations.

Recent markets have experienced unprecedented credit and liquidity issues as well as volatility and declines in the equity markets. Lending practices in past years, particularly in the “sub-prime” market, coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, credit markets have worsened considerably, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, inflation and energy costs as well as geopolitical issues have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession. As a result, the financial markets and the U.S. economy are experiencing a period of extreme volatility.

It is difficult to predict how long the current economic and market conditions will continue, how the coordinated actions of the U.S. government and other international economic leaders will affect the current environment, and whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity may materially and adversely affect us. Recent market and economic developments, including a 17% decline in equity markets during October 2008, have affected, or have the potential to affect, us negatively by:

•

Affecting the value of our investments, which has resulted in, and may continue to result in, higher realized and/or unrealized losses;

•

Reducing the value of the assets we manage, which has resulted in, and may continue to result in, lower fee revenues;

•

Raising the cost of some of our products, especially annuities, resulting in lower profits, because of higher reserves for guaranteed death benefits and living benefits, and higher DAC amortization because of lower revenue and higher reserves in the future;

•

Increasing consumer concerns about the returns and attractiveness of our products, which may cause existing clients to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing clients, which would result in lower sales and fee revenues;

•

Reducing the ability and/or willingness of our reinsurers to meet their obligations, or adversely affecting the availability and cost of reinsurance, which would negatively affect our operating results;

•

Affecting the access to, reliability of, and service levels provided by our non-affiliated distribution intermediaries, which could materially affect our sales, redemptions and business operations;

•

Increasing the likelihood of our debt and financial strength ratings being downgraded. Both Standard & Poor’s and Fitch downgraded us on October 31, 2008. These and any future downgrades could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, reduce our ability to borrow and increase our future borrowing costs;

•

Exacerbating the conditions which caused us to recognize an impairment of the goodwill and intangible assets on our balance sheet and lead to future impairments;

•

Increasing competition from stronger rivals in a more consolidated financial services industry, driven by regulatory action or other opportunistic transactions;

•

Causing regulators to change the laws and regulations that affect us, which may result in greater compliance costs and restrictions on our ability to do business;

•

Encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses;

•

Changing the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies, which may adversely affect our financial statements;

•

Reducing our ability to access existing or to obtain new financing in support of our business on favorable terms, or eliminating our ability to access existing or obtain new financing at all;

•

Increasing the difficulty of performing administrative functions such as determining the fair value of assets we manage and changing our investment positions in assets we manage, which may affect our service levels and the ability to retain existing clients or attract new clients;

•

Damaging our reputation indirectly by association with the industries most seriously affected by market and economic developments, or directly due to a decline in investment performance or service levels, which may affect our ability to retain existing clients or attract new clients;

•

Damaging our reputation due to the inability of investors to redeem auction rate preferred securities due to the failure, since February 2008, of such remarketing auctions caused by illiquidity in the auction rate preferred market, which previously provided investment liquidity to certain of our closed-end funds; and

•

Damaging our reputation or creating pressure to contribute capital to certain of our money market funds should these funds become at risk of falling below a $1.00 net asset value, referred to as “breaking the buck,” due to illiquidity in the money markets or credit-related impairments of their holdings.

Any of these negative effects may materially and adversely affect our business, revenues, earnings, sales, assets under management, financial condition and results of operations.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended September 30, 2008, we issued 43,516 restricted stock units (“RSUs”) to 14 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.

OTHER INFORMATION

(a)

Effective as of November 7, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) amended its existing $150 million unsecured senior revolving credit facility (the “Amendment”), between the Borrowers and a syndicate of banks (the “Lenders”) arranged by Wachovia Capital Markets, LLC, as sole lead arranger. The Amendment amends the terms of the First Amended and Restated Credit Agreement dated April 2, 2008 (the “First Amended and Restated Facility”). The terms of the First Amended and Restated Facility are described in a report on Form 8-K filed by the Company on April 7, 2008.

The financing commitments under the Amendment will terminate on June 6, 2009. The Amendment reflects amendments that, in anticipation of the spin-off of the Company’s wholly-owned asset management subsidiary, Virtus Investment Partners, Inc. to the Company’s shareholders (the “Spin-off”), (i) reduce the commitments of the Lenders from $150 million to $100 million upon the consummation of the Spin-off, and (ii) adjust certain financial covenants of the Borrowers. The adjusted covenants include those related to minimum consolidated net worth. Pursuant to the terms of Amendment, the Lenders also waived the noncompliance of the Borrowers with the minimum consolidated net worth covenant in Section 6.2(a) of the First Amended and Restated Facility for the third quarter of 2008.

Certain agent banks and lenders under the Amendment, or their affiliates, perform other services for the Company and its subsidiaries from time to time in the normal course of business, including but not limited to providing valuation, custodial, cash management and transfer agent services. The Company’s and Phoenix Life’s director, Peter C. Browning, and the Company’s and Phoenix Life’s Chairman of the Board, President and Chief Executive Officer, Dona D. Young, both serve as directors of Wachovia Corporation, an affiliate of Wachovia Capital Markets, LLC and Wachovia Bank, National Association, the administrative agent and a lender under the Amendment.

The foregoing description of the material terms of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.55.

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

10.50

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on October 29, 2007, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.51

Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

10.52

Technology Services Agreement effective as of July 29, 2004 by and among Phoenix Life Insurance Company, Electronic Data Systems Corporation and EDS Information Services, L.L.C. (incorporated herein by reference to Exhibit 10.49 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated August 9, 2004)

10.53

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.54

First Amended and Restated Credit Agreement dated as of April 2, 2008, by and among The Phoenix Companies, Inc., and Phoenix Life Insurance Company as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 7, 2008)

10.55

First Amendment to First Amended and Restated Credit Agreement, dated as of November 7, 2008, by and among The Phoenix Companies, Inc. and Phoenix Life Insurance Company as borrowers; Wachovia Bank, National Association, as administrative agent; The Bank of New York, as syndication agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as documentation agents; and the other lenders party thereto*

10.56

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.57

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

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

THE PHOENIX COMPANIES, INC.

Date: November 10, 2008	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer