Form 10-K
period 2008-12-31
PHOENIX COMPANIES INC/DE
filed 2009-03-05
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐    NO ☑

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2008, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.9 billion based on the last reported sale price of $7.61 per share of the common stock on the New York Stock Exchange on that date. On February 13, 2009 the registrant had 115.4 million shares of common stock outstanding; it had no non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III.

Unless otherwise stated, at all times on and after June 25, 2001, the effective date of Phoenix Home Life Mutual Insurance Company’s demutualization, “Phoenix,” “we,” “our” or “us” means The Phoenix Companies, Inc. (the “Company” or “PNX”) and its direct and indirect subsidiaries. At all times prior to June 25, 2001, “we,” “our” or “us” means Phoenix Home Life Mutual Insurance Company (which has been known as Phoenix Life Insurance Company since June 25, 2001) and its direct and indirect subsidiaries. Furthermore, “Phoenix Life” refers to Phoenix Life Insurance Company, “Life Companies” refers to Phoenix Life and its direct and indirect subsidiaries and “Virtus” refers to Virtus Investment Partners, Inc. and its direct and indirect subsidiaries.

PART I

Item 1.

Business

Description of Business

We provide life insurance and annuity products through a variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life insurance product line is focused on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

In the first quarter of 2009, we announced a strategic repositioning of our business. We intend to build our future business by leveraging existing manufacturing strengths and partnering capabilities in ways that will be less capital intensive and ratings sensitive. We have developed a three-pronged strategy that shifts the focus of new business development to private labeling, expanding alternative retirement product offerings, and developing new distribution channels for core product offerings.

On December 31, 2008, we completed the spin-off of our asset management business through a distribution of common stock of our majority-owned subsidiary, Virtus, formerly known as Phoenix Investment Partners, Ltd., to our shareholders. See “Spin-Off of Asset Management Business” below for additional information. Prior to the spin-off of Virtus, we operated two businesses and reported our results in two corresponding operating segments—Life and Annuity and Asset Management. In addition to the two segments, we separately reported results for corporate operations that were not allocated to business segments. As of December 31, 2008, we report our results in one reporting unit. In this Annual Report on Form 10-K, we have presented results for all periods in conformity with this revised reporting unit structure.

SUMMARY OF BUSINESSES December 31, 2008
Market Presence		Distribution Channels		Products Offered

•	$62.3 billion of net life insurance	•	National and regional broker-dealers	•	Universal life insurance
	in force	•	Financial planning firms	•	Variable universal life insurance
•	$6.9 billion of annuity assets	•	Advisor groups	•	Term life insurance
	under management	•	Insurance companies	•	Variable annuities
		•	Brokerage general agencies	•	Immediate annuities
Principal operating subsidiaries:		•	Banks	•	Private placement life insurance
•	Phoenix Life Insurance Company				and annuities
•	PHL Variable Insurance Company
•	AGL Life Assurance Company

Our business offers a variety of life insurance and annuity products through third-party distributors. We believe our competitive advantage includes:

•

competitive and innovative products;

•

underwriting and mortality risk management expertise;

•

partnering capabilities; and

•

value-added support provided to distributors by our wholesalers and operating personnel.

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

Universal Life: Universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances are allocated to our general account for investment. The policyholder’s account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided through a “shadow account” design, which provides for a monthly test that determines if the policy will remain in effect when the policy’s cash value is insufficient to cover monthly charges. In 2008, 10% of universal life sales contained secondary guarantees.

We also offer an indexed universal life product that provides death benefit protection and the opportunity to invest policy value in any combination of three different accounts. It can be allocated to a fixed account that earns interest at a declared rate or in two indexed accounts that earn an annual index credit based on the positive performance of the S&P 500 Index.

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

Annuity Products

We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Deferred annuities, in which funds accumulate for a number of years before periodic payments begin, enable the contract owner to save for retirement and provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately.

Deposits, net of expenses, may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the contract owner bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the contract owner’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services.

We also offer a single-premium deferred equity index annuity registered with the Securities and Exchange Commission (“SEC”), featuring a choice of three equity-indexed accounts and a fixed account. Each of the indexed accounts earns an annual index credit based on the positive performance of the S&P 500 Index.

Contract owners also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, our guaranteed minimum withdrawal benefit (“GMWB”) option guarantees an income stream for the lifetime of the contract owners and their spouses. Our major sources of revenue from annuities are mortality and expense fees charged to the contract owner, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account. We also earn a portion of the fees we collect for the management of the various investment accounts.

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

In 2007, we established the Alternative Retirement Solutions unit to develop innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers. In 2008, we were the first company to launch a hybrid insurance/investment product, which wraps a lifetime income guarantee around an investor’s managed account assets.

Our private placement life and annuity products, which we sell through Philadelphia Financial Group, our wholly owned private placement distributor, are individually customized life and annuity offerings that include single life, second-to-die life and variable annuity products. These products have minimum deposits of $500,000, targeting the wealthiest segment of the high-net-worth market.

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

Our life insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We use a variety of methods to evaluate certain policy applications, such as those where the size of the policy sought is particularly large, or where the applicant is an older individual, has a known medical impairment or is engaged in a hazardous occupation or hobby. Consistent with industry practice, we require medical examinations and other tests depending upon the age of the applicant, their risk profile and the size of the proposed policy.

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

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we believe it is prudent to spread the risks associated with our life insurance products through reinsurance. As is customary in the life insurance industry, our reinsurance program is designed to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide additional capacity for growth.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, we remain liable to our policyholders for ceded insurance if any reinsurer fails to meet its obligations. Since we bear the risk of nonpayment by one or more of our reinsurers, we only enter into agreements with well-capitalized, highly rated insurers and we actively monitor their financial condition and ratings throughout the term of the contract. While our current retention limit on any one life is $10 million ($12 million on second-to-die cases), we may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk. Typically our reinsurance contracts allow us to reassume ceded risks after a specified period. This right is valuable where our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

See Note 5 to our consolidated financial statements in this Form 10-K for additional information.

The following table lists our five principal life reinsurers.

Principal Life Reinsurers:	As of December 31, 2008
	Reinsurance	Face Amount of	Reinsurer’s
	Receivable	Life Insurance	A.M. Best
	Balances	Ceded	Rating
	($ in millions)	($ in billions)
RGA Reinsurance Company	$170.0	$30.4	A+
Swiss Re (US) Inc.(1)	$138.9	$13.7	A+
AEGON USA(2)	$110.3	$18.9	A+
Munich American	$63.6	$4.6	A+
Scottish Re(3)	$59.4	$8.4	C-

———————

(1)

Swiss Re includes Reassure America.

(2)

Note Transamerica Financial and Transamerica Occidental Life are both subsidiaries of AEGON.

(3)

Scottish Re (US) rating as of December 31, 2008 was C-. Rating as of February 27, 2009 is E (under regulatory supervision).

Distribution and Support Services

We maintain a broad range of distribution relationships, having built relationships with distributors who are, or who have access to, advisors to the affluent and high-net-worth market.

State Farm: Our relationship with a subsidiary of State Farm Mutual Automobile Insurance Company (“State Farm”) to provide our life and annuity products and related services to State Farm’s affluent and high-net-worth customers, through qualified State Farm agents began in 2001. We have historically been the only third-party provider of life and annuity products and services at State Farm, and State Farm’s only provider of variable life and annuity products. By the end of 2008, we had trained and certified approximately 11,025, or 98%, of State Farm’s approximately 11,202 securities licensed agents to sell Phoenix products. State Farm provides potential access to approximately 37% of the high-net-worth households in the U.S. In 2008, State Farm accounted for approximately 27% of our total life premiums and 68% of our annuity deposits. On March 3, 2009, State Farm informed us that it intends to suspend the sale of Phoenix products pending a re-evaluation of the relationship between the companies.

National Life: In February 2007, we entered into an alliance with National Life Group to offer our variable annuity products through their registered representatives. Under the alliance, members of the National Life Group have historically co-marketed Phoenix’s variable annuity products, including flexible premium deferred variable annuities and a single premium immediate variable annuity, through their registered representatives. The alliance also added Sentinel Variable Product Funds as investment options to our variable annuity and life insurance products. Phoenix wholesalers have historically provided sales and product assistance to the registered representatives affiliated with the National Life Group. On March 4, 2009, National Life Group informed us that it intends to suspend the sale of Phoenix products.

Jefferson National: We have formed a strategic alliance with Jefferson National Life Insurance Company (“Jefferson National”) to target the rapidly growing segment of fee-based advisors in wirehouses, regional broker-dealers and financial institutions. Under this alliance, the companies will leverage Jefferson National’s technology platform, designed expressly to serve the fee-based market, and Phoenix’s product expertise in applying innovative living benefits riders, such as the guaranteed minimum withdrawal benefit, to financial products.

Brokerage General Agencies: We also use Brokerage General Agencies (“BGAs”) which offer specialty products and services to agents and advisors. The services they provide include product and case design, underwriting negotiation and delivery, commission payment and service. BGAs, in turn, look for carriers who understand their business and can execute in these areas. We believe BGAs provide opportunity for the Company because of our focus on the high-net-worth marketplace and our strengths in the areas of product, retention and underwriting capability.

National and Regional Broker-Dealers: National and regional broker-dealers are brokerage firms that engage financial advisors as employees rather than as independent contractors. To meet the evolving wealth management needs of their customers, national and regional broker-dealers offer products from third-party providers such as Phoenix. We have relationships across all product lines in important distribution outlets that target the high-net-worth market including UBS, Wachovia and Raymond James.

Advisor Groups: The recent industry trend toward affiliations among small independent financial advisory firms has led to advisor groups becoming a distinct class of distributors. We are a provider of life insurance products through Partners Marketing Group, Inc. (“PartnersFinancial”) which, since 1999, has been an important component of the National Financial Partners (“NFP”) organization. In 2008, we introduced two additional NFP entities, Highland Capital and NFP Brokerage General Agencies, to the Phoenix platform.

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

Other Distribution Sources: Philadelphia Financial Group offers Phoenix private placement life and annuity products through a variety of distribution sources with access to the high-net-worth market including family offices, financial institutions, private client groups, accountants and attorneys. We also offer our life and annuity products through non-traditional sources such as private banks, private banking groups within commercial banks, and regional and commercial banks that are focused on a high-net-worth client base.

The service and support we provide our distributors includes:

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

Competition

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively. Larger firms may be better able to withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital. We may also be subject to claims by competitors that our products infringe their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

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

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, the Company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company (“Phoenix Home Life”).

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company. All policyholder membership interests in the mutual company were extinguished on the effective date. At the same time, PNX also completed an initial public offering and listed its shares on the New York Stock Exchange.

On February 7, 2008, we announced that our board of directors had decided to pursue the spin-off of our asset management subsidiary, Virtus, excluding the assets and business of Goodwin Capital Advisers, Inc. (“Goodwin”), in order to enhance stockholder value. On December 12, 2008, our board of directors formally approved the spin-off and declared a dividend payable to each holder of record at the close of business on December 22, 2008, of one share of Virtus common stock for every 20 shares of our common stock held by such holder. We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

In connection with the spin-off, Virtus and we entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between us and Virtus following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement.

The following chart illustrates our corporate structure as of December 31, 2008 following the spin-off.

	The Phoenix Companies, Inc.

100%	100%	100%

Phoenix Life Insurance Company	Goodwin Capital Advisers	Phoenix Investment Management Company, Inc.

100%

PM Holdings, Inc.

Various %s

Other Domestic and Foreign Subsidiaries

At December 31, 2008, we employed approximately 1,100 people.

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

Item 1A.

Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity.

Our business, financial condition, and results of operations have been, and are expected to continue to be, materially and adversely affected by unfavorable general economic developments, as well as by specific related factors such as the performance of the debt and equity markets and changes in interest rates.

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. For example, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of policies. Accordingly, the risks we face related to general economic and business conditions are more pronounced given the severity and magnitude of recent adverse economic and market conditions experienced.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our general account investments decreased by $1.3 billion, before offsets, due to net unrealized losses on investments. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

•

Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our profitability.

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, have also been adversely affected. There may be similar adverse effects in the future. These assets generate returns that are more volatile than other asset classes. For example, in 2008 our net investment income related to these investments declined $60.6 million. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Asset-based fee revenues related to our variable life and annuity products have declined and may continue to decline. For example, in 2008 our asset-based fees declined $4.6 million. Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage.

•

The attractiveness of certain of our products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our products or our financial strength may cause existing clients to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing clients, which would result in lower sales and fee revenues.

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Continuing adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Continued adverse capital and credit market conditions may limit our access to liquidity and affect the availability and cost of borrowed funds. We need liquidity to meet policyholder obligations and to pay operating expenses and interest on our debt, as well as any shareholder dividends declared by our board of directors. Without sufficient liquidity, we could be forced to curtail certain of our operations, resulting in reduced profits. The principal internal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Under normal circumstances, we maintain access to external sources of liquidity, including a credit facility and potential issuance of debt and equity securities.

The availability of external sources of liquidity depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. The current uncertainty or volatility in the financial markets has reduced our ability to obtain new financing in support of our business on favorable terms, and eliminated our ability to access certain markets at all. As a result, we may need to amend or replace our existing credit facility on unattractive terms or may be unable to replace the facility at all.

Losses due to defaults by others, including issuers of fixed income securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) could adversely affect our business, financial condition and results of operations.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on business, financial condition and results of operations. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our business, financial condition and results of operations.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

The unprecedented current market conditions have made it difficult to value certain illiquid securities in our investment portfolio because trading has become less frequent and/or market data less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our ability and intent to hold the securities to recovery. See “Management’s Discussion and Analysis of Financial Condition—Debt and Equity Securities Held in General Account.” Given current market conditions and liquidity concerns, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit, probability of collecting contractual cash flows and our ability and intent to hold the investment to maturity, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our profitability, financial condition and liquidity.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. For example, in 2008 we experienced a loss of $20.8 million after tax associated with the effect of adverse market conditions on our guaranteed benefit reserves. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including increased withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. For example, in 2008, we experienced increased hedging costs of $38.1 million due to increased execution costs and hedge inefficiency. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

The amount of statutory capital that we have and the amount of statutory capital that we must hold to meet rating agency and other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions and changes in rating agency models.

We conduct the vast majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. The RBC formula for our insurance company subsidiaries establishes capital requirements relating to insurance, business, asset and interest rate risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a disproportionate rate. This reduces the statutory surplus used in calculating our RBC ratios. We have recently taken capital management actions to bolster our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements. As of December 31, 2008, Phoenix Life received approval from the New York Insurance Department to accelerate the admission of the remaining $13.7 million indemnity reserve related to the Company’s surplus notes with a corresponding increase to surplus.

Downgrades to debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

Rating agencies assign Phoenix Life and its subsidiaries financial strength ratings, and assign us debt ratings, based in each case on their opinions of the company’s ability to meet its financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades could adversely affect our reputation and, hence, our relationships with existing distributors and our ability to establish additional distributor relationships. If this were to occur, we might experience a decline in sales of certain products and the persistency of existing customers. At this time, we cannot estimate the impact of specific rating agency actions on sales or persistency. A significant decline in our sales or persistency could have a material adverse effect on our financial results. Any rating downgrades may also result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

We have recently been downgraded and had our outlook revised adversely. On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On October 31, 2008, Fitch downgraded our financial strength rating to A from A+ and maintained its negative outlook. On March 2, 2009, Standard and Poor’s downgraded our financial strength rating to BBB from BBB+ and downgraded our senior debt rating to BB from BB+. At the same time, Standard and Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009. The outlook is negative. On October 31, 2008, Standard & Poor’s downgraded our financial strength rating to BBB+ from A- and downgraded our senior debt rating to BB+ from BBB-. They also revised our outlook to negative from stable. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3 and downgraded our senior debt rating to Ba1 from Baa3. The ratings remain on review for possible further downgrade as was previously announced on December 9, 2008. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable and also revised our senior debt rating outlook to negative from stable. Further, on September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In light of the difficulties experienced recently by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response.

Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, reduce our ability to borrow and increase our future borrowing costs.

Our profitability may decline if investment returns, mortality rates, persistency rates, funding levels, expenses or other factors differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected investment returns, claims, expected persistency of these policies and the expected level and pattern of premium payments into these policies. We use assumptions for equity market returns, investment portfolio yields, and mortality rates, or likelihood of death, of our policyholders in pricing our products. Pricing also incorporates the expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next, as well as the assumed level and pattern of premium payments and the cost we incur to acquire and administer policies.

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

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts), the permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on inforce policies or contracts may adversely affect our relationships with distributors and future sales. Furthermore, some of our inforce business consists of products that do not permit us to adjust the charges and credited rates of inforce policies or contracts.

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on profitability. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. In particular, equity market movements and our performance have a significant effect on investment returns. Accordingly, sustained and significant changes in the equity markets, such as we have experienced recently, could have an effect on deferred policy acquisition cost amortization. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2008, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2008 we had an unlocking of deferred policy acquisition costs of $183.8 million, of which $136.7 million related to declines in the markets, primarily related to our annuity products. Accordingly, such adjustments have had, and may in the future have, a material adverse effect on our results of operations or financial condition.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2008, 64.5% of the total face amount of our written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. Recent adverse economic and market conditions may exacerbate the inability or unwillingness of our reinsurers to meet their obligations. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. Recent adverse economic and market conditions may decrease the availability and increase the cost of reinsurance. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was a subsidiary of State Farm Mutual Automobile Company (“State Farm”). Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 27% of our total life insurance premiums. In 2008, State Farm accounted for approximately 68% and National Life Group accounted for approximately 14% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $260 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. On March 3, 2009, State Farm informed us that it intends to suspend the sale of our products pending a re-evaluation of the relationship between the companies. On March 4, 2009, National Life Group informed us that it intends to suspend the sale of our products.

We may not be able to establish or maintain satisfactory relationships with State Farm, National Life Group or other distributors if our ratings, products or services are not competitive. Further, in light of recent adverse economic and market developments, our access to, the reliability of, and service levels provided by our non-affiliated distribution intermediaries may be adversely affected. Accordingly, our business, sales, redemptions, revenues and profitability may be materially affected.

Our business operations and profitability could be adversely affected by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs.

We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and adversely affect our profitability.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for professionals such as securities analysts, portfolio managers, sales personnel, underwriters, technology professionals and actuaries can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Any inability to retain our key employees, or attract and retain additional qualified employees, could have a negative impact on us.

We face strong competition in our businesses from insurance companies and other financial services firms. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively. Larger firms may be able better withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital. We may also be subject to claims by competitors that our products infringe on their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and pay future dividends.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. When economic or market conditions deteriorate, as they have recently, the ability of our subsidiaries to pay dividends or to advance or repay funds may be impaired. This is especially true of our insurance company subsidiaries. Payments of dividends and advances or repayment of funds to us by our insurance company subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. For example, during 2008 the ability of Phoenix Life to pay dividends without special regulatory approval declined from $83.8 million to $53.4 million. Changes to these laws, especially those of New York State, the domiciliary state of Phoenix Life, could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

Difficult market conditions have also affected our ability to pay dividends to the shareholders of our common stock. In February 2009, our Board of Directors determined that we will not pay an annual dividend on our common stock during fiscal year 2009. We may elect not to pay annual dividends in future fiscal years.

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

We also benefit from certain tax benefits, including but not limited to, performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also consider from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our consolidated net income or loss could decline.

There can be no assurance that actions and initiatives of the U.S. Government, including those that we elect to participate in, will improve adverse economic and market conditions or our business, financial condition and results of operations.

In response to the financial crises affecting the banking system and financial markets, the U.S. government has taken, and may continue to take, various measures, including, but not limited to, the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Tax Act of 2009. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest in securities issued by qualifying U.S. financial institutions pursuant to the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) administered by the Office of Financial Stability and to guarantee senior debt of all FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The TARP program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. We have been approved to become a savings and loan holding company, have submitted an application to participate in the CPP and are currently considering whether we would elect to participate in the event our application is granted. Participation in the CPP currently would require that we complete the acquisition of a savings and loan company, submit to regulation by the Office of Thrift Supervision and adopt certain restrictions on our executive compensation practices, which may affect our business. The U.S. government has taken, or is considering taking, other monetary and fiscal policy actions to address the financial crisis that could further impact our business. There is no guarantee that past, present or future actions taken by the U.S. government will achieve their intended effect and we cannot predict with any certainty the effect these actions will have on the economy or the financial markets, or on our business, results of operations, cash flows and financial condition.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. Moreover, they are administered and enforced by a number of different governmental authorities. These authorities include foreign regulators, state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Justice, and state attorneys general. In light of recent events involving certain financial institutions and the current financial crisis, it is possible that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

Each of the authorities that regulate us exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

•

restricting the payment of dividends and other transactions between affiliates; and

•

regulating the types, amounts and valuation of investments.

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. For example, in the last few years we have been involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. We have had inquiries relating to market timing and distribution practices in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While no regulatory authority has ever taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, it is possible that the U.S. government will heighten its oversight of the financial services industry in general or of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

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

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board.

For example, the U.S. government, under the EESA, conducted an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants in its discretion. Similar actions may take place in the future. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken could have a material adverse effect on the financial condition and results of operations of companies, including ours, that apply fair value accounting.

It is possible that these and other future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations.

We may be adversely affected by the spin-off of our former asset management business.

On December 31, 2008 we spun off our former asset management business through a dividend of the stock of Virtus Investment Partners, Inc. (“Virtus”) to our stockholders. The spin-off and related transactions pose certain risks. Additionally, our asset management business provides certain benefits, the absence of which could have an adverse impact on our results of operations and financial position. Risks associated with our decision to spin off the asset management business into an independent publicly-traded company include, but are not limited to, the following:

•

We expect to take additional actions to reduce expenses that were formerly allocated to the asset management business. Our failure to effectively and expeditiously achieve these savings could increase our expense levels and thereby depress our profitability.

•

We are a smaller, less diversified company. We now have fewer sources of liquidity in our holding company, and our primary source of liquidity is dividends from our regulated life insurance subsidiary. These dividends are subject to the earnings of our subsidiary and are restricted by the applicable laws of New York state. Constraints on the dividend capacity of our subsidiary could adversely affect our ability to meet holding company obligations.

•

We have certain mutual rights and responsibilities related to agreements executed in connection with the spin-off of Virtus, including, but not limited to, a separation agreement, a tax matters agreement, an employee matters agreement and a loan agreement related to intercompany debt that was outstanding prior to the spin-off. If Virtus is unwilling or unable to meet its obligations under these agreements, our business, financial position or operating results may be adversely affected.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008. The material weakness is described in Item 9A entitled “CONTROLS AND PROCEDURES” of this Annual Report on Form 10-K. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

Item 1B.

Unresolved Staff Comments

As of December 31, 2008, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.

Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. In December 2008, we sold a second Hartford office building which was no longer needed. We lease property in East Greenbush, New York and Greenfield, Massachusetts. We also lease office space elsewhere in the U.S. as needed for our operations.

Item 3.

Legal Proceedings

See Note 24 to our consolidated financial statements in this Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of February 12, 2009, there were 219,105 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001 and 5,365 shares in the seven years ended December 31, 2008. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933.

In 2008, we also issued 156,861 restricted stock units (“RSUs”) to our 14 independent directors, without registration in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

Stock Price

The following table presents the intraday high and low prices for our common stock on the New York Stock Exchange for the years 2008 and 2007. The year end closing price of our common stock was $3.27.

	2008		2007
	High	Low	High	Low

First Quarter	$12.58	$9.56	$16.88	$13.44
Second Quarter	$13.88	$7.59	$16.54	$13.86
Third Quarter	$13.98	$7.37	$15.63	$11.53
Fourth Quarter	$10.41	$1.07	$14.48	$11.44

Dividends

In 2008 and 2007, we paid a dividend of $0.16 per share to shareholders of record on June 13, 2008 and June 13, 2007. In February 2009, our Board of Directors determined that the Company will not pay an annual dividend on its common stock during fiscal year 2009. For a discussion of restrictions on our ability to pay dividends, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Repurchases

Not applicable.

Stock performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a peer group index selected by us (the “Peer Group Index”) for the period December 31, 2003 through December 31, 2008.

The indices assume that $100 was invested on December 31, 2003 in PNX Common Stock, the Standard & Poor’s 500 Index and the common stock of the Peer Group Index members, with dividends being reinvested. The Peer Group Index members are: Franklin Resources, Inc., Janus Capital Group, Inc. (formerly Stilwell Financial Inc.), Lincoln National Corporation, MetLife, Inc., Nationwide Financial Services, Inc., Principal Financial Group, Inc., Prudential Financial, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. The Peer Group Index is capitalization-weighted.

Cumulative Total Return

December 31, 2003 through December 31, 2008

$170
150
130
110
90
70
50
30
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
PNX
S&P 500
Peer Group Index

Item 6.

Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2008 follows. We derived the balance sheet data for 2008 and 2007 and the income statement data for the years 2008, 2007 and 2006 from our consolidated financial statements in this Form 10-K. We derived the balance sheet data for 2006, 2005 and 2004 and the income statement data for the years 2005 and 2004 from audited consolidated financial statements not in this Form 10-K. We have reclassified certain amounts for prior years to conform with our 2008 presentation.

We prepared the following financial data, other than statutory data, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We derived the statutory data from the Annual Statements of our Life Companies filed with state insurance regulatory authorities and prepared it in accordance with statutory accounting practices prescribed or permitted by state insurance regulators, which vary in certain material respects from GAAP.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements in this Form 10-K.

Selected Financial Data:
($ in millions, except per share data)	2008	2007	2006	2005	2004
Income Statement Data
Premiums	$765.9	$798.3	$839.7	$928.7	$990.6
Fee income	622.6	516.4	414.1	341.2	350.2
Net investment income	915.6	1,058.8	1,048.5	1,098.6	1,073.1
Unrealized gain on trading equity securities	—	—	—	—	85.9
Net realized investment gains (losses)	(295.8)	(6.0)	75.2	34.6	8.0
Total revenues	$2,008.3	$2,367.5	$2,377.5	$2,403.1	$2,507.8
Total benefits and expenses	$2,299.6	$2,229.0	$2,212.1	$2,249.2	$2,367.3

Income (loss) from continuing operations	$(174.4)	$116.6	$113.8	$109.0	$80.2
Income (loss) from discontinued operations, net of income taxes	(551.6)	1.0	(18.5)	(0.6)	6.2
Net income (loss)	$(726.0)	$117.6	$95.3	$108.4	$86.4

Basic Earnings Per Share
Income (loss) from continuing operations	$(1.53)	$1.02	$1.03	$1.15	$0.85
Net income (loss)	$(6.35)	$1.03	$0.86	$1.14	$0.91
Diluted Earnings Per Share
Income (loss) from continuing operations	$(1.53)	$1.01	$1.01	$1.06	$0.80
Net income (loss)	$(6.35)	$1.01	$0.84	$1.06	$0.86

Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.16

Ratio of Earnings to Fixed Charges and Preferred Dividends
Ratio of earnings to combined fixed charges and preferred dividends(1)	—	1.7	1.8	1.8	1.7
Ratio of earnings to combined fixed charges and preferred dividends –
excluding interest credited on policyholder contract balances(2)(3)	—	4.2	4.2	4.7	4.3

Balance Sheet Data
Cash and general account investments	$13,674.8	$15,764.5	$16,113.6	$16,692.8	$17,283.2
Total assets	$25,768.8	$30,418.3	$29,026.2	$27,744.4	$28,426.9
Indebtedness	$458.0	$627.7	$628.2	$659.9	$665.8
Total liabilities	$24,903.8	$28,139.3	$26,794.7	$25,737.3	$26,404.5
Minority interest in net assets of consolidated subsidiaries	$—	$—	$—	$—	$37.7
Total stockholders’ equity	$865.0	$2,279.0	$2,231.5	$2,007.1	$2,022.4

Combined Statutory Data
Premiums, deposits and fees	$2,487.1	$2,566.2	$2,866.0	$2,646.2	$2,151.1
Net income (loss)	$(266.9)	$(25.2)	$138.6	$88.3	$45.6
Capital and surplus(4)	$758.9	$848.1	$932.5	$873.2	$814.6
Asset valuation reserve (“AVR”)(5)	94.8	207.5	202.3	216.5	221.2
Capital, surplus and AVR	$853.7	$1,055.6	$1,134.8	$1,089.7	$1,035.8

———————

(1)

Due to our losses during 2008, the ratio of earnings to fixed charges for that year was less than 1:1. We would need $476.7 million in additional earnings for the year 2008 to achieve a 1:1 coverage ratio.

(2)

This ratio is disclosed for the convenience of investors and may be more comparable to the ratio disclosed by other issuers of fixed income securities. See Exhibit 12 to this report on Form 10-K for a reconciliation of the supplemental ratio of earnings to fixed charges.

(3)

Due to our losses during 2008, the ratio coverages, excluding interest credited on policyholder contract balances, were less than 1:1. We would need $476.7 million in additional earnings for the year 2008 to achieve a 1:1 coverage ratio.

(4)

In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix Life’s capital and surplus includes $174.1 million, $156.5 million, $156.5 million, $186.7 million and $186.7 million of surplus notes outstanding at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(5)

The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the effect of continuing adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) downgrades in our debt or financial strength ratings; (viii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (ix) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (x) our dependence on non-affiliated distributors for our product sales; (xi) our dependence on third parties to maintain critical business and administrative functions; (xii) our ability to attract and retain key personnel in a competitive environment; (xiii) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xiv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xv) the potential need to fund deficiencies in our Closed Block; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically (xviii) other legislative or regulatory developments; (xix) legal or regulatory actions; (xx) changes in accounting standards; (xxi) the potential effects of the spin-off of our former asset management subsidiary; (xxii) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; and (xxiii) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2008 and 2007; our consolidated results of operations for the years 2008, 2007 and 2006; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements in this Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life and annuity business encompasses a broad range of product offerings. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

On December 31, 2008, we completed the spin-off of our asset management business through a pro rata distribution of common stock of our majority-owned subsidiary, Virtus, formerly known as Phoenix Investment Partners, Ltd., to our shareholders.

A substantial but gradually declining share of net income derives from the Closed Block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the Closed Block to deviate materially from its actuarially projected path. See Note 4 to our consolidated financial statements in this Form 10-K for more information on the Closed Block.

Earnings Drivers

Apart from the Closed Block, our profitability is driven by interaction of the following elements:

•

Mortality margins in our universal and variable universal life product lines. We earn cost of insurance (“COI”) fees based on the difference between face amounts and the account values (referred to as the net amount at risk or NAR). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

o

Number and face amount of policies sold;

o

Actual death claims net of reinsurance relative to our assumptions, a reflection of our underwriting and actuarial pricing discipline, the cost of reinsurance and the natural volatility inherent in this kind of risk; and

o

The policy funding levels or actual account values relative to our assumptions, a reflection of policyholder behavior and investment returns.

•

Fees on our life and annuity products. Fees consist primarily of asset-based (including mortality and expense charges) and premium-based fees which we charge on our variable life and variable annuity products and depend on the premiums collected and account values of those products. Asset-based fees are calculated as a percentage of assets under management within our separate accounts. Fees also include surrender charges. Non-asset-based fees are charged to cover premium taxes and renewal commissions.

•

Interest margins. Net investment income (“NII”) earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds.

•

Non-deferred expenses including expenses related to selling and servicing the various products offered by the Company, dividends to policyholders and other general business expenses.

•

Deferred policy acquisition cost amortization, which is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, investment income in excess of the amounts credited to policyholders, surrender and lapse rates, death claims and other benefit payments, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

•

Net realized investment gains or losses on our general account investments.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

Recent Economic Market Conditions and Industry Trends

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

These extraordinary economic and market conditions have materially and adversely affected us. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

In response to, and in some cases in addition to, recent economic and market conditions, we continue to be influenced by a variety of trends that affect the life insurance industry:

•

Statutory capital and surplus and risk-based capital (“RBC”) ratios. Regulated life insurance entities are subject to risk-based capital requirements which are a function of these entities’ statutory capital and surplus and risk-based capital requirements. The impact of economic and market environment has both reduced statutory capital and increased risk-based capital requirements in a variety of ways. For instance, realized losses reduce available capital and surplus, equity market declines increase the amount of statutory reserves that insurers are required to hold for variable annuity guarantees while increasing risk-based capital requirements and credit downgrades of securities increase risk-based capital requirements. We have recently taken capital management actions to improve our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements. We may take similar actions in the future. Further, we have been approved to become a savings and loan holding company and have submitted an application to participate in the CPP under the TARP program and are currently considering whether to participate. Participation in the CPP would require that we complete the acquisition of a savings and loan company, submit to regulation by the Office of Thrift Supervision and adopt certain restrictions on our executive compensation practices.

•

Debt and Financial Strength Ratings. Recent adverse economic and market conditions have increased the number of debt and financial strength ratings for insurance companies being lowered or placed on negative outlooks. We have recently been downgraded and some of our ratings have negative outlooks. Please see “Management’s Discussion and Analysis—Liquidity and Capital Resources.” Further downgrades and outlook changes related to us or the life insurance industry may occur at any time and without notice by any rating agency. Downgrades or outlook changes could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, reduce our ability to borrow and increase our future borrowing costs.

•

Regulatory Changes. We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. In light of recent events involving certain financial institutions and the current financial crisis, it is possible that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

•

Competitive Pressures. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively. Larger firms may be better able to withstand further market disruption, able to offer more competitive pricing and have superior access to debt and equity capital. We may also be subject to claims by competitors that our products infringe on their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions and industry trends primarily affected us in the following areas:

•

Deferred policy acquisition cost amortization. In 2008 we had an unlocking of deferred policy acquisition costs resulting in an acceleration of amortization of $163.5 million, as compared to an unlocking impact to amortization of $4.1 million and $(19.1) million in 2007 and 2006, respectively. We revised our estimates of future gross profits or margins, which generally are used to amortize deferred policy acquisition costs primarily based on equity market movements, net investment income, actual mortality experience, and premium persistency, resulting in a reduction in overall projected gross profits or margins, and an acceleration of the amortization of deferred policy acquisition costs.

•

Net realized investment gains or losses on our general account investments. In 2008 we had net realized losses of $295.8 million, as compared to net realized losses of $6.0 million and net realized gains of $75.2 million in 2007 and 2006, respectively. The realized losses in 2008 were primarily driven by impairments on debt investment securities of $149.6 million as well as increased transaction-related losses on debt and equity securities. A widening of credit spreads, such as the market has experienced recently, has further exacerbated the losses incurred.

•

Fees on our life and annuity products. In 2008, before the impact of the unlocking noted above, we earned net asset-based fees on our variable life and annuity products of $78.9 million, as compared to $83.5 million and $72.6 million in 2007 and 2006, respectively. The decrease in net asset-based fees was driven by market-driven declines in the separate account assets, resulting in lower assets under management and, accordingly, lower fees. In 2008 we recognized premium and policy-based fees of $55.0 million, as compared to $47.3 million and $42.3 million in 2007 and 2006, respectively. The increase is primarily driven by higher premiums in our universal life business.

•

Interest margins. In 2008 our universal life interest margin was $15.5 million, as compared to margins of $23.6 million and $24.7 million in 2007 and 2006, respectively. In 2008 our annuity interest margin was $17.5 million, as compared to margins of $23.9 million and $28.5 million in 2007 and 2006, respectively. These declines were primarily driven by lower yields on our debt securities and lower asset balances. In addition to the above, interest on assets backing surplus was $64.6 million in 2008, as compared to $78.8 million and $74.1 million in 2007 and 2006, respectively. The decrease was driven by lower income from venture capital partnerships investments.

Summary of Consolidated Results of Operations

In 2008 we had a net loss of $726.0 million, compared to net income of $117.6 million and $95.3 million in 2007 and 2006, respectively. Of the net loss in 2008, $551.6 million was related to our discontinued asset management business and was driven by $536.7 million of non-cash impairment charges related to goodwill and intangibles. The decline in net income not related to the discontinuation of our asset management business was primarily a result of the impacts of recent adverse market conditions on deferred policy acquisition cost amortization and investment results.

The negative impact of recent market conditions was partially offset by lower operating expenses and favorable mortality margins in our universal life products, as well as favorable mortality experience in our term life business. Operating expenses decreased in 2008 by $14.2 million compared to 2007 primarily driven by $17 million in expense reductions and operational improvement initiatives in 2008. In 2008 universal life mortality margins, before unlocking impacts, were $189.7 million, as compared to $120.2 million and $95.7 million in 2007 and 2006, respectively.

Outlook

The prospect of continued challenges in the economy, including the potential for an extended or deepening recession, may have further material adverse effects on our business, financial condition and results of operations. In such an environment we would face lower fees and net investment income from life and annuity products, additional net realized investment losses on our general account investments, including further other-than-temporary impairments, higher costs for guaranteed benefits, and the potential for further deferred policy acquisition cost unlocking.

In light of these factors, in the first quarter of 2009 we announced a strategic repositioning of our business. We intend to build our future business by leveraging existing manufacturing strengths and partnering capabilities in ways that will be less capital intensive and ratings sensitive. We have developed a three-pronged strategy that shifts the focus of new business development to private labeling, expanding alternative retirement product offerings, and developing new distribution channels for core product offerings.

We expect to focus on the following throughout 2009:

•

A focus on capital preservation through risk management, reinsurance, product design changes and other potential approaches in order to maintain strong statutory risk-based capital ratios and capital to absorb additional adverse market events.

•

A strong emphasis on maintaining liquidity to meet policyholder and other financial obligations.

•

Pursuit of further cost reduction initiatives and a focus on creating a more efficient organization to improve our operating effectiveness and lower costs.

•

A focus on the execution of our strategic repositioning.

Recent Developments

On March 3, 2009, State Farm informed us that it intends to suspend the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 27% of our total life insurance premiums and approximately 68% of our annuity deposits.

On March 4, 2009, National Life Group also informed us that it intends to suspend the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 14% of our annuity deposits.

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

Lombard International Assurance S.A.

In 2005, we disposed of our interests in Lombard International Assurance S.A. (“Lombard”). In the first quarters of 2007 and 2006, we realized after-tax gains of $8.9 million and $6.5 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. This loss and EMCO’s results up through the date of sale are reported in discontinued operations in our consolidated financial statements in this Form 10-K. Prior year results have also been reported in discontinued operations.

Spin-Off of Virtus

On February 7, 2008, we announced that our board of directors had decided to pursue the spin-off our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., excluding the assets and business of Goodwin Capital Advisers, Inc. (“Goodwin”) in order to enhance stockholder value. On December 12, 2008, our board of directors formally approved the spin-off and declared a dividend payable to each holder of record at the close of business on December 22, 2008 of one share of Virtus common stock for every 20 shares of our common stock held by such holder. We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

In connection with the spin-off, Virtus and we entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between Virtus and us following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement.

Impact of New Accounting Standards

For a discussion of accounting standards and change in accounting, see Note 2 to our consolidated financial statements in this Form 10-K.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as AICPA Statement of Position No. 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts (“SOP 03-1”), reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2008 and 2007.

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

Embedded Derivative Liabilities

The fair value of our liability for guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders are calculated in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as modified by SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 requires a Credit Standing Adjustment. The Credit Standing Adjustment reflects the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by applying an average credit spread for companies similar to Phoenix when discounting the rider cash flows for calculation of the liability. This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation. For example, the December 31, 2008 fair value of $118.5 million would increase to $128.4 million if the chosen spread decreased by 50 basis points. If the chosen spread increased by 50 basis points the fair value would decrease to $107.6 million.

Goodwill and Other Intangible Assets

For goodwill, we perform impairment tests at least annually. For goodwill, we calculate the fair value of the reporting unit based on the sum of its statutory book value, value of business in force and value of estimated new business. As of December 31, 2008, we did not have any intangible assets recorded on our balance sheet.

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

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2008
by Pricing Source:	Fixed	% of
($ in millions)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$6,182.1	62.9%
Priced via matrices	2,428.5	24.7%
Priced via broker quotations	360.4	3.7%
Priced via other methods	583.6	5.9%
Short-term investments*	276.4	2.8%
Total	$9,831.0	100.0%

*Short-term investments are valued at amortized cost, which approximates fair value.

Other-Than-Temporary Impairments

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

Historically, for securitized financial asset securities subject to EITF Issue No. 99-20, we periodically updated our best estimate of cash flows over the life of the security. In estimating cash flows, we use assumptions based on current market conditions that we believe market participants would use. If the fair value was less than amortized cost, or there was an adverse change in the timing or amount of expected future cash flows since the prior analysis, an other-than-temporary impairment was recognized. Projections of future cash flows were subject to change based on new information regarding performance, data received from third party sources, and internal judgments regarding the future performance of the underlying collateral.

Beginning in the fourth quarter of 2008, we implemented FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. In addition to relying on our best estimate of cash flows that a market participant would use in determining fair value, we apply management judgment of the probability of collecting all amounts due. In making the other-than-temporary impairment assessment, information such as past events, current conditions, reasonable forecasts, expected defaults, and relevant market data are considered. Also as part of this analysis, we assess our intent and ability to retain until recovery those securities judged to be temporarily impaired.

The cost basis of these written-down investments is adjusted to fair value at the date the determination of an other-than-temporary impairment is made. The new cost basis is not changed for subsequent recoveries in value. For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value. We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired loans. We consider a mortgage loan to be impaired if we believe it is probable that we will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. We do not accrue interest income on impaired mortgage loans when the likelihood of collection is doubtful.

See Note 9 to our consolidated financial statements and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $287.9 million on $744.6 million of deferred tax assets at December 31, 2008, due to uncertainties related to our ability to utilize some of the deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of expiration of capital loss carryovers.

We concluded that a valuation allowance on the remaining $456.7 million of deferred tax assets at December 31, 2008, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary, as well as the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize those deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from 2004 through 2007. Further positive evidence included the fact that the net operating losses will not begin to expire until 2023, while projected earnings indicate that the deferred tax assets will be offset by taxable earnings prior to that expiration. Negative evidence included a history of net operating losses in the non-life insurance company group. In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109. Based on this analysis we concluded that it was more likely than not that the deferred tax assets of $456.7 million would be realized.

We have elected to file a consolidated federal income tax return for 2008 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

As of December 31, 2008, we had deferred tax assets of $101.8 million and $262.2 million related to net operating and capital losses, respectively, for federal income tax purposes. The related federal net operating loss carryovers of $291.0 million are scheduled to expire between the years 2019 and 2028. The related federal capital loss carryovers of $749.2 million are scheduled to expire in 2009, 2010, 2012 and 2013. At the end of 2008, a valuation allowance of $241.6 million was established relative to the capital loss carryforwards.

As of December 31, 2008, we had deferred income tax assets of $14.6 million related to foreign tax credit carryovers, which are expected to expire between the 2011 and 2017 tax years.

As of December 31, 2008, we had deferred income tax assets of $33.0 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2028.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2008, we had current taxes payable of $9.1 million, including $8.7 million of unrecognized tax benefits.

See Note 16 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

Pension and other Postemployment Benefits

See Note 18 to our consolidated financial statements in this Form 10-K for more information on our pension and other postemployment benefits.

Consolidated Results of Operations

Summary Consolidated				Increase (decrease) and
Financial Data:	Years Ended December 31,			percentage change
($ in millions, except per share data)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006

REVENUES
Premiums	$765.9	$798.3	$839.7	$(32.4)	(4%)	$(41.4)	(5%)
Fee income	622.6	516.4	414.1	106.2	21%	102.3	25%
Net investment income	915.6	1,058.8	1,048.5	(143.2)	(14%)	10.3	1%
Net realized investment gains (losses)	(295.8)	(6.0)	75.2	(289.8)	4,830%	(81.2)	(108%)
Total revenues	2,008.3	2,367.5	2,377.5	(359.2)	(15%)	(10.0)	—

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,370.9	1,318.5	1,341.1	52.4	4%	(22.6)	(2%)
Policyholder dividends	207.5	380.0	399.1	(172.5)	(45%)	(19.1)	(5%)
Policy acquisition cost amortization	409.0	193.0	145.8	216.0	112%	47.2	32%
Interest expense on indebtedness	36.7	44.2	49.2	(7.5)	(17%)	(5.0)	(10%)
Interest expense on non-recourse collateralized obligations	11.8	15.4	18.7	(3.6)	(23%)	(3.3)	(18%)
Other operating expenses	263.7	277.9	258.2	(14.2)	(5%)	19.7	8%
Total benefits and expenses	2,299.6	2,229.0	2,212.1	70.6	3%	16.9	1%
Income (loss) from continuing operations before income taxes	(291.3)	138.5	165.4	(429.8)	(310%)	(26.9)	(16%)
Income tax (expense) benefit	116.9	(21.9)	(51.6)	138.8	(634%)	29.7	(58%)
Income (loss) from continuing operations	(174.4)	116.6	113.8	(291.0)	(250%)	2.8	2%
Income (loss) from discontinued operations, net of income taxes	(551.6)	1.0	(18.5)	(552.6)	(55,260%)	19.5	(105%)
Net income (loss)	$(726.0)	$117.6	$95.3	$(843.6)	(717%)	$22.3	23%

Earnings (loss) per share:
Basic	$(6.35)	$1.03	$0.86	$(7.38)	(717%)	$0.17	20%
Diluted	$(6.35)	$1.01	$0.84	$(7.36)	(729%)	$0.17	20%

Weighted-average common shares outstanding (in millions)	114.4	114.1	110.9	0.3	0%	3.2	3%

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	114.4	116.0	113.2	(1.6)	(1%)	2.8	2%

Analysis of Consolidated Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Results for year ended December 31, 2008 reflect losses in our discontinued asset management operations as well as negative impacts from the decline in equity markets and return on variable products. The consolidated net loss for the year was $726.0 million, or $(6.35) per diluted share, down 717% from the prior year.

The net loss from continuing operations of $174.4 in 2008 compares to net income of $116.6 million in 2007, or a decline of $291.0 million. This result reflected unlocking of deferred policy acquisition costs resulting in accelerated amortization of $183.8 million, as compared to an unlocking of $4.1 million in 2007. It also reflected the adverse impacts of the markets on our investments, specifically overall declines and credit spread widening, resulting in $295.8 million in realized capital losses.

Mortality margins in universal life and variable universal life products increased to $237.6 million in 2008, compared to $173.1 million in 2007, or $64.5 million. This reflects a $98.9 million increase in cost of insurance fees, partially offset by a $34.4 million increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Fee revenues increased to $133.9 million in 2008, compared to $130.8 million, or $3.1 million. The increase was driven by higher premium-based fees of $7.7 million on our universal life and variable universal life products, partially offset by lower asset-based fees of $4.6 million on our variable annuity products.

Net investment income on surplus and assets supporting the open-block traditional life products decreased to $89.2 million in 2008, compared to $148.7 million in 2007, or $59.5 million. The primary driver was lower yields on debt securities which had an adverse impact on our interest margins. Our universal life interest margins declined to $15.5 million in 2008, compared to $23.6 million in 2007, or $8.1 million. Our variable annuity interest margin declined to $17.5 million in 2008, compared to $23.9 million in 2007, or $6.4 million. Additionally, our interest on surplus declined to $24.6 million in 2008, compared to $78.8 million in 2007, or $54.2 million primarily driven by lower investment income on venture capital partnerships.

Non-deferred expenses decreased to $263.7 million in 2008, compared to $277.9 million in 2007, or $14.2 million, reflecting actions to reduce expenses as we reposition our business to compete in a rapidly changing environment. These expenses also included $6.3 million in costs associated with the spin-off of our asset management business. In addition, higher mortality margins and increasing in-force blocks created higher policy costs amortization expense of $236.2, compared to $188.9 million in 2007. Amortization in 2008 also increased $183.8 million due to an unlocking of assumptions, while 2007 amortization increased by $4.1 million for an unlocking in that year.

Our effective tax rate was higher in 2008 than in 2007 in part due to the release in 2007 of a valuation allowance related to foreign tax credits that did not repeat and the release in 2008 of reserves for unrecognized tax benefits related to settlements with taxing authorities.

Year ended December 31, 2007 compared to year ended December 31, 2006

Our 2007 results reflect the growth of our inforce business and funds on deposit in our life and annuity products over the last several years. Consolidated net income for the year was $117.6 million, or $1.01 per diluted share, up 23% from the prior year.

Net income from continuing operations improved slightly in 2007 to $116.6 million, up from $113.8 million in the prior year. This result reflected improvements in mortality margin, fees, and net investment income, largely offset by higher non-deferred expenses, reflecting investments in the growth of new distribution and business initiatives, and by amortization of deferred policy acquisition costs.

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

Results from discontinued operations improved in 2007 to net income of $1.0 million, from a net loss of $18.5 million in the prior year. The main driver of this improvement was an impairment charge on intangible assets taken in 2006 that did not recur in the current year. We also saw a modest improvement of $6.2 million in fee revenues from higher average assets under management, resulting mainly from mutual fund assets.

Annuity Funds on Deposit:	Years Ended December 31,
($ in millions)	2008	2007	2006

Deposits	$827.1	$1,030.3	$1,443.9
Performance and interest credited	(1,622.9)	783.3	949.6
Fees	(70.0)	(72.6)	(70.9)
Benefits and surrenders	(1,467.1)	(1,189.1)	(1,683.1)
Change in funds on deposit	(2,332.9)	551.9	639.5
Funds on deposit, beginning of period	9,229.5	8,677.6	8,038.1
Annuity funds on deposit, end of period	$6,896.6	$9,229.5	$8,677.6

2008 vs. 2007

Annuity funds on deposit decreased by $2.3 billion in 2008 compared to an increase of $551.9 million in 2007. This change was due to lower overall deposits and a significant drop due to weak market performance.

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

Variable Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2008	2007	2006

Deposits	$246.7	$213.0	$182.5
Performance and interest credited	(716.7)	195.3	259.9
Acquisitions	11.2	218.8	—
Fees and cost of insurance	(117.3)	(113.4)	(106.2)
Benefits and surrenders	(142.3)	(130.5)	(123.1)
Change in funds on deposit	(718.4)	383.2	213.1
Funds on deposit, beginning of period	2,696.1	2,312.9	2,099.8
Variable universal life funds on deposit, end of period	$1,977.7	$2,696.1	$2,312.9

2008 vs. 2007

Variable universal life funds on deposit decreased by $718.4 million in 2008 compared to an increase of $383.2 million in 2007. This change was primarily due to lower market performance.

2007 vs. 2006

Variable universal life funds on deposit increased by $383.2 million in 2007 compared to an increase of $213.1 million in 2006. This change was due to higher deposits and business assumed by our private placement business, partially offset by lower market performance.

Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2008	2007	2006

Deposits	$587.5	$540.9	$417.1
Interest credited	97.7	86.3	79.6
Fees and cost of insurance	(405.9)	(307.5)	(221.5)
Benefits and surrenders	(147.2)	(99.9)	(105.2)
Change in funds on deposit	132.1	219.8	170.0
Funds on deposit, beginning of period	2,123.9	1,904.1	1,734.1
Universal life funds on deposit, end of period	$2,256.0	$2,123.9	$1,904.1

2008 vs. 2007

Universal life funds on deposit increased $132.1 million in 2008 compared to $219.8 million in 2007 primarily as a result of sales growth and higher interest credited, partially offset by higher benefits and surrenders, as well as fees and cost of insurance.

2007 vs. 2006

Universal life funds on deposit increased $219.8 million in 2007 compared to $170.0 million in 2006 primarily as a result of sales growth, higher interest credited and lower surrenders, partially offset by the increases to fees and cost of insurance.

Analysis of Consolidated Financial Condition

Stockholders’ equity decreased during 2008 by $1.4 billion to $865.0 million at December 31, 2008, compared to $2,279.0 million at December 31, 2007. The decrease was primarily driven by the net loss of $726.0 million and other comprehensive loss of $605.5 million, of which $530.5 million is unrealized depreciation, net of offsets. In addition, the distribution via spin-off dividend of our discontinued asset management business of $71.1 million contributed to the decrease. Total assets decreased $4.6 billion to $25.8 billion at December 31, 2008, primarily due to equity depreciation in the separate accounts of $2.9 billion and lower fair values of debt securities, driven by widening credit spreads.

Income Taxes

The effective tax rate for 2008, 2007 and 2006 was 40.1%, 15.8% and 31.2%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% for 2008 was investment income not taxed (i.e., dividend received deduction and low income housing tax credits) and the release of reserves as a result of the effective settlement of an IRS audit. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% for 2007 was investment income not taxed and the reversal of the valuation allowance relative to foreign tax credit carryovers.

See Note 16 to our consolidated financial statements in this Form 10-K for more information related to income taxes.

Effects of Inflation

For the years 2008, 2007 and 2006, inflation did not have a material effect on our consolidated results of operations.

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

Enterprise Risk Management

We have a comprehensive, enterprise-wide risk management program. Our Chief Risk Officer reports to the Chief Financial Officer and monitors our risk management activities. We have established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer, to establish risk management principles, monitor key risks and oversee our risk-management practices. Several management committees oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We have established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing and measuring operational risks. This committee generally meets monthly and has a membership that represents all significant operating, financial and staff departments of the Company. Among the risks the committee reviews and manages and for which it provides general oversight are key person dependency risk, business continuity risk, disaster recovery risk and risks related to the Company’s information technology systems.

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

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate Portfolio Management, Life and Annuity Finance, and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee (“ALCO”) chaired by the Chief Financial Officer.

We also measure, manage and monitor market risk associated with our general account investments, both those backing insurance liabilities and those supporting surplus. This process involves Corporate Portfolio Management and Goodwin, our Hartford-based asset management affiliate. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt and Equity Securities Held in General Account”, for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2008, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2008
Financial Instruments:		-100 Basis		+100 Basis
($ in millions)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$381.1	$381.4	$381.1	$380.8
Available-for-sale debt securities	9,831.0	10,228.1	9,831.0	9,433.8
Mortgage loans	11.6	11.4	11.1	10.8
Subtotal	10,223.7	10,620.9	10,223.2	9,825.4
Debt and equity securities pledged as collateral	148.0	150.9	148.0	145.1
Totals	$10,371.7	$10,771.8	$10,371.2	$9,970.5

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

The table below shows the interest rate sensitivity of our general account interest rate derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

Interest Rate Sensitivity of Derivatives:	As of December 31, 2008
($ in millions)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Cross currency swaps	$35.0	5.2	$4.2	$5.2	$6.2
Equity futures	214.0	0.2	32.1	31.9	31.6
Interest rate swaps	194.0	9.7	44.0	27.0	11.5
Call options	24.0	0.6	1.2	1.2	1.2
Put options	357.0	10.5	92.9	73.1	56.2
Swaptions	356.0	1.8	66.1	37.5	20.1
Totals – general account	$1,180.0		$240.5	$175.9	$126.8
Non-recourse interest rate swaps held in consolidated collateralized debt obligations	$170.7	0.3	$5.2	$5.1	$4.3

See Note 14 to our consolidated financial statements in this Form 10-K for more information on derivative instruments.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through Goodwin, our asset management affiliate, we employ a staff of experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure. In addition to monitoring counterparty exposures under current market conditions, exposures are monitored on the basis of a hypothetical “stressed” market environment involving a specific combination of declines in stock market prices and interest rates and a spike in implied option activity.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $25.2 million in available-for-sale equity securities on our balance sheet as of December 31, 2008. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the fair value of these assets by approximately $2.5 million as of December 31, 2008.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit (“GMDB”) feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2008 and 2007, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $709.5 million and $46.7 million, respectively. This is our exposure to loss should all of our contract owners have died on either December 31, 2008 or 2007. See Note 12 to our consolidated financial statements in this Form 10-K for more information.

Certain life and annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The guaranteed minimum accumulation benefit (“GMAB”) guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The guaranteed minimum withdrawal benefit (“GMWB”) guarantees that a policyholder can withdraw 5% for life regardless of market performance. The guaranteed minimum income benefit (“GMIB”) guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $53.7 million and $12.2 million at December 31, 2008 and 2007, respectively. The GAAP reserves totaled $140.5 million and $7.9 million at December 31, 2008 and 2007, respectively.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and fees earned. EGPs could increase or decrease with these movements in the equity market. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization. Periodically, we also perform analysis with respect to the sensitivity of a change in assumed mortality as it is critical to the development of the EGPs related to our universal life insurance business.

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2008 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $1.2 million, before taxes.

If, instead, at December 31, 2008 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $2.9 million, before taxes.

See Note 6 to our consolidated financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2008. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2008, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $175.2 million and $132.5 million, respectively. We made a payment of $20.0 million to the pension plans during 2007. We made no payments to the pension plans during 2008. We have not made a final determination on our ultimate pension funding methodology for 2009. We have no required contributions in the first quarter, and we will be reviewing our funding assumptions in the second quarter to determine what, if any, contributions are to be made later in the year. See Note 18 to our consolidated financial statements in this Form 10-K for more information on our employee benefit plans. In February 2007, we announced a change to our pension plan that was effective July 1, 2007. The change is designed to decrease the volatility of our pension expense over time.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our consolidated financial statements at December 31, 2008.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2008, our general account debt securities, with a carrying value of $9,831.0 million, represented 74.0% of total general account investments. Public debt securities represented 70.4% of total debt securities, with the remaining 29.6% represented by private debt securities.

We consolidate debt and equity securities on our consolidated balance sheet that are pledged as collateral for the settlement of collateralized obligation liabilities related to two collateralized obligation trusts which we sponsor. See Note 13 of our consolidated financial statements in this Form 10-K for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office (“SVO”) securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2008, our total below investment grade securities totaled $805.1 million, or 8.2%, of our total debt security portfolio. Of that amount, $475.3 million, or 4.8%, of our debt security portfolio was invested in the BB category.

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

General Account Debt Securities at Fair Value:
($ in millions)		As of December 31,
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	(Fair Value)		(Fair Value)		(Fair Value)
Rating	Designation	2008	2007	2008	2007	2008	2007

1	AAA/AA/A	$6,124.7	$7,473.6	$4,801.8	$5,950.6	$1,322.9	$1,523.0
2	BBB	2,901.2	3,567.7	1,584.7	1,997.9	1,316.5	1,569.8
Total investment grade		9,025.9	11,041.3	6,386.5	7,948.5	2,639.4	3,092.8
3	BB	475.3	604.3	347.3	507.7	128.0	96.6
4	B	212.4	227.3	112.6	179.3	99.8	48.0
5	CCC and lower	103.7	84.0	70.4	33.8	33.3	50.2
6	In or near default	13.7	13.1	3.8	6.1	9.9	7.0
Total debt securities		$9,831.0	$11,970.0	$6,920.6	$8,675.4	$2,910.4	$3,294.6

General Account Debt Securities	As of December 31, 2008
by Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$608.7	$609.4	$23.9	$(24.6)	$(0.7)
State and political subdivision	192.7	195.2	4.8	(7.3)	(2.5)
Foreign government	182.5	174.3	11.0	(2.8)	8.2
Corporate	5,812.0	6,767.3	43.0	(998.3)	(955.3)
Mortgage-backed	2,433.3	2,805.8	22.1	(394.6)	(372.5)
Other asset-backed	601.8	924.2	3.5	(325.9)	(322.4)
Total debt securities	$9,831.0	$11,476.2	$108.3	$(1,753.5)	$(1,645.2)
Debt securities outside Closed Block:
Unrealized gains	$1,009.0	$975.7	$33.3	$—	$33.3
Unrealized losses	2,810.6	3,703.8	—	(893.2)	(893.2)
Total outside the Closed Block	3,819.6	4,679.5	33.3	(893.2)	(859.9)
Debt securities in Closed Block:
Unrealized gains	2,201.9	2,126.9	75.0	—	75.0
Unrealized losses	3,809.5	4,669.8	—	(860.3)	(860.3)
Total in the Closed Block	6,011.4	6,796.7	75.0	(860.3)	(785.3)
Total debt securities	$9,831.0	$11,476.2	$108.3	$(1,753.5)	$(1,645.2)

General Account Debt Securities	As of December 31, 2008
by Type and Credit Quality:	Investment Grade		Below Investment Grade
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$608.7	$609.4	$—	$—
State and political subdivision	186.5	187.9	6.2	7.3
Foreign government	110.4	107.4	72.1	66.9
Corporate	5,219.4	5,978.7	592.6	788.6
Mortgage-backed	2,423.6	2,796.1	9.7	9.7
Other asset-backed	477.3	726.0	124.5	198.2
Total debt securities	$9,025.9	$10,405.5	$805.1	$1,070.7

Percentage of total debt securities	91.8%	90.7%	8.2%	9.3%

General Account Investment Grade Debt Securities at Fair Value:	As of December 31, 2008
($ in millions)	Total	AAA/AA/A	BBB

U.S. government and agency	$608.7	$546.5	$62.2
State and political subdivision	186.5	129.0	57.5
Foreign government	110.4	39.5	70.9
Corporate	5,219.4	2,672.5	2,546.9
Mortgage-backed	2,423.6	2,381.5	42.1
Other asset-backed	477.3	355.6	121.7
Total debt securities	$9,025.9	$6,124.6	$2,901.3

Percentage of total debt securities	91.8%	62.3%	29.5%

General Account Below Investment Grade	As of December 31, 2008
Debt Securities at Fair Value:				CC or	In or Near
($ in millions)	Total	BB	B	Lower	Default

U.S. government and agency	$—	$—	$—	$—	$—
State and political subdivision	6.2	6.2	—	—	—
Foreign government	72.1	72.1	—	—	—
Corporate	592.6	368.6	150.1	63.3	10.6
Mortgage-backed	9.7	—	6.7	3.0	—
Other asset-backed	124.5	28.4	55.6	37.4	3.1
Total debt securities	$805.1	$475.3	$212.4	$103.7	$13.7

Percentage of total debt securities	8.2%	4.8%	2.2%	1.1%	0.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2008 in our debt securities portfolio were banking (6.0%), electrical utilities (4.1%), insurance (3.2%), diversified financial services (3.0%) and services (2.4%).

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of December 31, 2008, 97% of the total residential portfolio was rated AAA or AA. We have $165.2 million of sub-prime exposure, $192.2 million of Alt-A exposure and $458.8 million of prime exposure, which combined amount to 6% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 82% being AAA rated and another 11% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through December 31, 2008, we have taken impairments of $83.1 million on our residential mortgage-backed securities portfolio. This represents 4.7% of our total residential mortgage-backed securities portfolio and 0.6% of the general account. The losses consist of $25.9 million from prime, $32.3 million from Alt-A and $24.9 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2008
	Carrying	Market	% General					BB and	% Closed
	Value	Value	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$917.6	$938.1	6.9%	100.0%	0.0%	0.0%	0.0%	0.0%	77.3%
Prime	581.6	458.8	3.4%	86.5%	8.3%	2.6%	2.4%	0.2%	41.2%
Alt-A	288.6	192.2	1.4%	67.5%	20.3%	2.6%	3.4%	6.2%	36.5%
Sub-prime	224.2	165.2	1.2%	86.0%	7.4%	0.1%	5.7%	0.8%	5.1%
Total	$2,012.0	$1,754.3	12.9%	91.6%	5.1%	1.0%	1.5%	0.8%	56.6%

———————

(1)

Percentages based on Market Value.

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of December 31, 2008
	Carrying	Market	% General					2003 and	% Closed
	Value(1)	Value	Account(2)	2007	2006	2005	2004	Prior	Block
Rating
AAA	$1,033.0	$924.2	6.8%	4.9%	6.8%	3.3%	11.2%	73.8%	76.6%
AA	131.1	85.0	0.6%	3.6%	9.8%	11.5%	13.1%	62.0%	61.9%
A	119.8	80.1	0.6%	8.4%	8.1%	13.3%	5.8%	64.4%	53.4%
BBB	6.7	4.7	0.0%	0.0%	0.0%	16.5%	0.0%	83.5%	0.0%
BB and Below	1.0	1.0	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	33.3%
Total	$1,291.6	$1,095.0	8.0%	5.0%	7.1%	4.8%	10.9%	72.2%	73.4%

———————

(1)

Includes $63 million of commercial mortgage-backed CDOs also outlined in the CDO exposure exhibit.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of December 31, 2008
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$492.1	$396.9	2.9%	3.4%	8.4%	19.8%	23.8%	44.6%
AA	52.8	38.3	0.3%	0.0%	40.9%	1.3%	22.5%	35.2%
A	19.0	11.7	0.1%	0.0%	92.2%	0.0%	0.0%	7.8%
BBB	17.0	11.2	0.1%	0.0%	0.0%	20.6%	55.0%	24.4%
BB and Below	0.7	0.7	0.0%	0.0%	0.0%	98.7%	0.0%	1.3%
Total	$581.6	$458.8	3.4%	3.0%	13.0%	17.9%	23.8%	42.4%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of December 31, 2008
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$202.8	$129.7	1.0%	5.5%	29.0%	30.1%	33.7%	1.7%
AA	53.1	39.0	0.3%	0.0%	21.2%	0.4%	41.1%	37.3%
A	7.3	5.1	0.0%	0.0%	0.0%	25.7%	12.3%	62.0%
BBB	8.1	6.5	0.0%	0.0%	65.0%	35.0%	0.0%	0.0%
BB and Below	17.3	11.9	0.1%	30.8%	69.2%	0.0%	0.0%	0.0%
Total	$288.6	$192.2	1.4%	5.6%	30.4%	22.2%	31.4%	10.4%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of December 31, 2008
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$185.5	$142.2	1.0%	22.3%	14.6%	34.6%	22.0%	6.5%
AA	24.4	12.3	0.1%	46.3%	0.0%	13.2%	0.0%	40.5%
A	—	—	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
BBB	13.1	9.5	0.1%	0.0%	44.9%	6.4%	45.1%	3.6%
BB and Below	1.2	1.2	0.0%	0.0%	55.3%	28.4%	16.3%	0.0%
Total	$224.2	$165.2	1.2%	22.6%	15.6%	31.3%	21.7%	8.8%

———————

(1)

Percentages based on Market Value.

Realized Gains and Losses

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

Sources of Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2008	2007	2006

Debt security impairments	$(224.0)	$(46.7)	$(7.9)
Equity security impairments	(2.7)	(0.5)	—
Other investments impairments	(16.0)	(3.9)	—
Debt and equity securities pledged as collateral impairments	(2.3)	(0.8)	(1.0)
Impairment losses	(245.0)	(51.9)	(8.9)
Debt security transaction gains	8.1	21.9	62.1
Debt security transaction losses	(17.9)	(10.3)	(20.1)
Equity security transaction gains	13.4	12.5	25.7
Equity security transaction losses	(42.9)	(3.0)	(3.8)
Mortgage loan transaction gains (losses)	(0.1)	1.4	3.2
Venture capital partnership transaction gains (losses)	(3.0)	—	2.4
Affiliate equity security transaction gains	—	13.7	10.4
Other investments transaction gains	—	9.3	4.4
Other investments transaction losses	(0.9)	(1.8)	(0.1)
Real estate transaction gains	2.4	1.6	—
Real estate transaction losses	—	(0.2)	—
Debt and equity securities pledged as collateral gains	2.2	2.6	—
Debt and equity securities pledged as collateral losses	—	(0.8)	—
Net transaction gains (losses)	(38.7)	46.9	84.2
Realized gains (losses) on fair value option investments	(18.4)	—	—
Realized gains (losses) on derivative assets and liabilities	6.3	(1.0)	(0.1)
Net realized investment gains (losses)	$(295.8)	$(6.0)	$75.2

Impairment losses increased from $51.9 million in 2007 to $245.0 million in 2008. Affiliate transaction gains of $13.7 million and $10.4 million for the years ended December 31, 2007 and 2006, respectively, were attributable to the earn-out associated with the sale of Lombard that occurred in the first quarter of 2005. Transaction activity resulted in a loss of $38.7 million for the year ended December 31, 2008 compared to a net gain of $46.9 million for the year ended December 31, 2007. This decrease was primarily due to the sale of equities in the closed block portfolio in 2008. See Note 9 to our consolidated financial statements in this Form 10-K for additional information.

Other-Than-Temporary Impairments

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and are other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given the significant market dislocations.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

•

a deteriorating financial condition and quality of assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

A debt security impairment is deemed other-than-temporary if:

•

we do not have the ability and intent to hold an investment until a forecasted recovery of fair value up to (or beyond) the cost of the investment which, in certain cases, may mean until maturity; or

•

it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security.

Impairments due to deterioration in credit that result in a conclusion that non-collection is probable are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes that do not result in a conclusion that non-collection of contractual principal and interest is probable) may also result in a conclusion that an other-than-temporary impairment has occurred.

Further, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but now no longer has the ability and intent to hold until recovery, an impairment should be considered other-than-temporary, even if collection of cash flows is probable. The determination of the impairment is made when the assertion to hold to recovery changes, not when the decision to sell is made.

In determining whether collateralized securities are impaired, we obtain underlying mortgage data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

Fixed maturity other-than-temporary impairments taken in the later half of 2008 were concentrated in asset-backed securities and in corporate debt of service companies and financial institutions. These impairments were driven primarily by significant rating downgrades, bankruptcy or other adverse financial conditions of respective issuers. In our judgment, these credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other than temporary impairments. Total impairments taken in 2008 related to such credit-related circumstances were $224.0 million.

In addition, further impairments were taken as a result of circumstances where we cannot assert our ability or intent to hold for a period of time to allow for recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by market or sector credit spread widening or by liquidity concerns and we believe the recoverable value of the investment based on the expected cash flows is greater than the current fair value. The amount of impairments taken due to these factors was $22.8 million in 2008.

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other-than-temporary. This included securities with $530.3 million ($204.8 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue specific spreads to industry or sector spreads, specific trading activity in the issue, other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the Closed Block, as of December 31, 2008. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the Closed Block. See Note 4 to our consolidated financial statements in this Form 10-K for more information regarding the Closed Block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net Unrealized
Gains (Losses):	As of December 31, 2008
($ in millions)	Total		Outside Closed Block		Closed Block
	Gains	Losses	Gains	Losses	Gains	Losses
Debt Securities
Unrealized gains (losses)	$108.3	$(1,753.5)	$33.3	$(893.2)	$75.0	$(860.3)
Applicable policyholder dividend obligation (reduction)	75.0	(156.7)	—	—	75.0	(156.7)
Applicable deferred policy acquisition costs (benefit)	14.5	(787.4)	14.5	(490.2)	—	(297.2)
Applicable deferred income taxes (benefit)	6.6	(283.3)	6.6	(141.1)	—	(142.2)
Offsets to net unrealized gains (losses)	96.1	(1,227.4)	21.1	(631.3)	75.0	(596.1)
Unrealized gains (losses) after offsets	$12.2	$(526.1)	$12.2	$(261.9)	$—	$(264.2)
Net unrealized losses after offsets		$(513.9)		$(249.7)		$(264.2)

Equity Securities
Unrealized gains (losses)	$1.1	$(0.2)	$1.1	$(0.1)	$—	$(0.1)
Applicable policyholder dividend obligation (reduction)	—	(0.1)	—	—	—	(0.1)
Applicable deferred income taxes (benefit)	0.4	—	0.4	—	—	—
Offsets to net unrealized gains (losses)	0.4	(0.1)	0.4	—	—	(0.1)
Unrealized gains (losses) after offsets	$0.7	$(0.1)	$0.7	$(0.1)	$—	$—
Net unrealized gains after offsets	$0.6		$0.6		$—

Total net unrealized losses on debt and equity securities were $1,644.3 million (unrealized gains of $109.4 million less unrealized losses of $1,753.7 million). Of that net amount, $858.9 million was outside the Closed Block ($249.1 million after applicable deferred policy acquisition costs and deferred income taxes) and $785.4 million was in the Closed Block ($264.2 million after applicable policyholder dividend obligation).

If we determine that the security is impaired, we write it down to its then current fair value and record a realized loss in that period.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2008
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Outside Closed Block
Total fair value	$2,810.6	$562.6	$785.2	$1,462.8
Total amortized cost	3,703.8	626.5	936.4	2,140.9
Unrealized losses	$(893.2)	$(63.9)	$(151.2)	$(678.1)
Unrealized losses after offsets	$(261.9)	$(20.1)	$(42.8)	$(199.0)
Number of securities	2,320	433	682	1,205

Investment grade:
Unrealized losses	$(749.0)	$(40.9)	$(124.3)	$(583.8)
Unrealized losses after offsets	$(215.9)	$(13.5)	$(34.0)	$(168.4)

Below investment grade:
Unrealized losses	$(144.2)	$(23.0)	$(26.9)	$(94.3)
Unrealized losses after offsets	$(46.0)	$(6.6)	$(8.8)	$(30.6)

Equity Securities Outside Closed Block
Unrealized losses	$(0.1)	$—	$(0.1)	$—
Unrealized losses after offsets	$(0.1)	$—	$(0.1)	$—
Number of securities	4	—	4	—

For debt securities outside of the Closed Block with gross unrealized losses, 82.4% of the unrealized losses after offsets pertain to investment grade securities and 17.6% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss), that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2008
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Outside Closed Block
Unrealized losses over 20% of cost	$(721.6)	$(573.7)	$(120.9)	$(27.0)
Unrealized losses over 20% of cost after offsets	$(209.6)	$(164.6)	$(36.4)	$(8.6)
Number of securities	1,008	876	113	19

Investment grade:
Unrealized losses over 20% of cost	$(595.5)	$(476.9)	$(102.1)	$(16.5)
Unrealized losses over 20% of cost after offsets	$(169.5)	$(134.6)	$(28.5)	$(6.4)

Below investment grade:
Unrealized losses over 20% of cost	$(126.1)	$(96.8)	$(18.8)	$(10.5)
Unrealized losses over 20% of cost after offsets	$(40.1)	$(30.0)	$(7.9)	$(2.2)

Equity Securities Outside Closed Block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	3	1	2	—

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2008
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Inside Closed Block
Total fair value	$3,809.5	$1,175.6	$1,177.9	$1,456.0
Total amortized cost	4,669.8	1,293.6	1,365.7	2,010.5
Unrealized losses	$(860.3)	$(118.0)	$(187.8)	$(554.5)
Unrealized losses after offsets	$(264.2)	$(36.2)	$(57.7)	$(170.3)
Number of securities	954	264	267	423

Investment grade:
Unrealized losses	$(729.9)	$(92.9)	$(165.7)	$(471.3)
Unrealized losses after offsets	$(224.2)	$(28.5)	$(50.9)	$(144.8)

Below investment grade:
Unrealized losses	$(130.4)	$(25.1)	$(22.1)	$(83.2)
Unrealized losses after offsets	$(40.0)	$(7.7)	$(6.8)	$(25.5)

Equity Securities Inside Closed Block
Unrealized losses	$(0.1)	$—	$(0.1)	$—
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	5	3	2	—

For debt securities in the Closed Block with gross unrealized losses, 84.8% of the unrealized losses pertain to investment grade securities and 15.2% of the unrealized losses pertain to below investment grade securities at December 31, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2008
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Inside Closed Block
Unrealized losses over 20% of cost	$(593.0)	$(455.0)	$(113.3)	$(24.7)
Unrealized losses over 20% of cost after offsets	$(171.8)	$(131.8)	$(32.8)	$(7.2)
Number of securities	354	296	47	11

Investment grade:
Unrealized losses over 20% of cost	$(479.7)	$(364.6)	$(102.8)	$(12.3)
Unrealized losses over 20% of cost after offsets	$(139.0)	$(105.6)	$(29.8)	$(3.6)

Below investment grade:
Unrealized losses over 20% of cost	$(113.3)	$(90.4)	$(10.5)	$(12.4)
Unrealized losses over 20% of cost after offsets	$(32.8)	$(26.2)	$(3.0)	$(3.6)

Equity Securities Inside Closed Block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	3	3	—	—

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

Lombard International Assurance S.A.

In 2005, we disposed of our interests in Lombard International Assurance S.A. (“Lombard”). In the first quarters of 2007 and 2006, we realized after-tax gains of $8.9 million and $6.5 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

Liquidity and Capital Resources

Liquidity refers to the ability of a company to generate sufficient cash flow to meet its cash requirements. Capital resources refer to the ability to raise new capital to meet operating and growth needs.

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:				Increase (decrease) and
($ in millions)	Years Ended December 31,			percentage change
	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Continuing operations:
Cash from operating activities	$99.8	$248.2	$183.4	$(148.4)	(60%)	$64.8	35%
Cash from investing activities	260.4	384.5	696.7	(124.1)	(32%)	(312.2)	(45%)
Cash for financing activities	(531.5)	(461.8)	(764.6)	(69.7)	(15%)	302.8	40%
Discontinued operations:
Cash from (for) operating activities	(45.9)	40.6	56.8	(86.5)	(213%)	(16.2)	(29%)
Cash from (for) investing activities	22.1	15.8	(44.1)	6.3	40%	59.9	136%
Cash from (for) financing activities	35.0	(57.2)	(34.8)	92.2	161%	(22.4)	(64%)

2008 vs. 2007

Continuing Operations

Cash from operating activities decreased $148.4 million compared to 2007. This decrease was primarily driven by higher death benefits paid of $207.5 million and lower investment income. The higher death benefits were due to death claims incurred in late 2007, but not paid until early 2008. The lower investment income was primarily due to lower yields and lower earnings on alternative investments. These items were partially offset by higher fees of $102.0 million, primarily cost of insurance on our universal life products and lower acquisition costs primarily due to lower universal life sales. Historically cash flows from operations have been positive, but the timing of the payment for the death benefits in January 2008 caused the current year to have higher than usual death benefits.

Discontinued Operations

Cash from discontinued operations decreased $86.5 million primarily due to lower levels of cash settlements in our discontinued reinsurance business and, to a lesser extent, non-recurring expenses associated with the spin-off of our asset management business.

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

Discontinued Operations

Cash for operating activities decreased primarily due to net outflows of $12.1 million due to higher cash settlements in our discontinued reinsurance business in 2006 compared to the lower settlement activity in 2007.

Cash from investing activities improved due to lower capital requirement for the discontinued reinsurance business and the sale of an Argentine subsidiary. See Note 3 to our consolidated financial statements in this Form 10-K for more information.

See Note 10 to our consolidated financial statements in this Form 10-K for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

Our primary sources of liquidity have been dividends from Phoenix Life and interest income from our former asset management subsidiary, Virtus. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $83.8 million during 2008 and is able to pay a dividend of $53.4 million in 2009 under this provision. See Note 22 to our consolidated financial statements in this Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

Effective as of November 7, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) amended our existing $150 million unsecured senior revolving credit facility (the “Amendment”). Please see Part II Item 5 of our September 30, 2008 Quarterly Report on Form 10-Q for a discussion of the terms of the Amendment.

Potential borrowers on the credit facility are the Company and Phoenix Life. The Company unconditionally guarantees any loans under this facility to Phoenix Life. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. In connection with the spin-off of our asset management business, with the close of business on December 31, 2008, the facility was reduced to $100 million. There are no current borrowings on the credit facility.

The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated tangible net worth, based on GAAP standards in effect on June 6, 2006 and excluding the effect of FIN 46(R). In addition, Phoenix Life must maintain a maximum consolidated debt-to-capital ratio of 30%, a minimum risk-based capital ratio of 325%, a minimum A.M. Best financial strength rating of “A-”, a minimum level of surplus on a statutory basis and a minimum parent cash flow coverage ratio.

We were in compliance with all of our credit facility covenants as of December 31, 2008. We have limited ability to absorb future declines in net worth under the debt-to-capital and tangible net worth covenants. In the event that we fail to meet the requirements of the credit facility covenants, we would evaluate the costs and benefits of amending or replacing the facility as part of its ongoing liquidity management.

On January 6, 2009, we filed an automatic shelf registration statement with the SEC (our “existing shelf registration statement”) for the potential offering and sale of debt and equity securities. The existing shelf registration statement allows for the following types of securities to be offered: common stock, debt securities, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units of PNX. Because we were a well-known seasoned issuer (“WKSI”) at the time of filing, as defined in Rule 405 under the Securities Act of 1933, the existing shelf registration statement went effective immediately upon filing. As we are no longer a WKSI as of the date hereof, we intend to promptly file a new registration statement on Form S-3 as a non-automatic shelf registration statement (the “new shelf registration statement”). However, as we followed applicable SEC guidance in filing the existing shelf registration statement, we believe we will be able to offer and sell securities under the existing registration statement until such time as the new shelf registration statement is declared effective by the SEC. Our intent is for the new shelf registration to be substantially similar to and, upon being declared effective, to replace the existing shelf registration statement. We intend to retain the ability, in our discretion, to offer and sell up to a maximum of $750 million of securities under the new shelf registration statement during the three-year life of the shelf.

In 2008 and 2007, we paid dividends of $0.16 per share, totaling $18.8 million and $18.4 million, respectively. In February 2009, our Board of Directors determined that the Company will not pay an annual dividend on its common stock during fiscal year 2009.

We sponsor postemployment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 18 to our consolidated financial statements in this Form 10-K for additional information.

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006

Cash from operating activities	$24.0	$80.4	$83.3	$(56.4)	(70%)	$(2.9)	(3%)
Cash from (for) investing activities	9.2	23.0	(200.7)	(13.8)	(60%)	223.7	111%
Cash from (for) financing activities	(171.5)	(11.1)	147.5	(160.4)	(1,445%)	(158.6)	(108%)

2008 vs. 2007

Net cash received from operating activities decreased due to higher expense payments driven by proxy solicitation costs and preparation for the spin-off of our asset management business and a reduction in interest income on intercompany debt.

Cash received from investing activities decreased primarily due to lower net sales of debt securities. This was driven by higher redemptions in 2008 to fund the repayment of our equity unit notes in February.

Cash used for financing activities increased due to the February 2008 repayment of our equity unit notes.

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

Life Companies

The Life Companies’ liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products; the payment of dividends by Phoenix Life to the parent company; operating expenses; contributions to subsidiaries; and payment of principal and interest by Phoenix Life on its outstanding debt obligations. Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. The Life Companies also have liabilities arising from the runoff of the remaining group accident and health reinsurance discontinued operations.

Historically, our Life Companies have used cash flow from operations and investing activities to fund liquidity requirements. Their principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. In the case of Phoenix Life, cash inflows also include dividends, distributions and other payments from subsidiaries. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income. The principal cash inflows from our discontinued group accident and health reinsurance operations come from our reinsurance, recoveries from other retrocessionaires and investing activities.

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

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contract owner withdrawal. Our Life Companies closely monitor their liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, our Life Companies maintain investment programs intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds, private placement bonds and mortgage loans. Shorter-term liabilities are matched with investments with short-term and medium-term fixed maturities.

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2008		2007
($ in millions)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$299.0	6%	$201.1	3%
Subject to discretionary withdrawal without adjustment	1,046.3	22%	1,127.6	18%
Subject to discretionary withdrawal with market value adjustment	265.0	6%	343.9	5%
Subject to discretionary withdrawal at contract value less surrender charge	208.6	4%	367.2	6%
Subject to discretionary withdrawal at market value	2,906.1	62%	4,238.4	68%
Total annuity contract reserves and deposit fund liability	$4,725.0	100%	$6,278.2	100%

———————

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2008, our Life Companies had approximately $12.9 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2008 were $2.5 billion.

The primary liquidity risks regarding cash inflows from the investing activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that the current and anticipated sources of liquidity for our Life Companies are adequate to meet their present and anticipated needs.

In 2004 we issued $175.0 million principal of surplus notes with a scheduled maturity of 30 years for proceeds of $171.6 million, net of discount and issue costs. Interest payments are at an annual rate of 7.15%, require the prior approval of the Superintendent of Insurance of the State of New York and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York insurance law.

During 2008, Phoenix Life paid dividends of $83.8 million to the Company, as Phoenix Life’s sole shareholder. Under New York Insurance Law, Phoenix Life can pay dividends to The Phoenix Companies in any calendar year without the approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life’s statutory gain from operations was $53.4 million for the year ended December 31, 2008. The maximum dividend that Phoenix Life can pay in 2009 without prior approval is $53.4 million.

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Ratings declines may result in lower sales, higher surrenders and increased or decreased interest costs in connection with future borrowings.

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

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On October 31, 2008, Fitch downgraded our financial strength rating to A from A+ and maintained its negative outlook.

On March 2, 2009, Standard and Poor’s downgraded our financial strength rating to BBB from BBB+ and downgraded our senior debt rating to BB from BB+. At the same time, Standard and Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009. The outlook is negative. On October 31, 2008, Standard & Poor’s downgraded our financial strength rating to BBB+ from A- and downgraded our senior debt rating to BB+ from BBB-. They also revised our outlook to negative from stable.

On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3 and downgraded our senior debt rating to Ba1 from Baa3. The ratings remain on review for possible further downgrade as was previously announced on December 9, 2008.

On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable and also revised our senior debt rating outlook to negative from stable.

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

The financial strength and debt ratings as of March 4, 2009 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	A (“Excellent”)	Negative	bbb (“Adequate”)	Negative
Fitch	BBB+ (“Good”)	Rating Watch Negative	Not Rated
Moody’s	Baa1 (“Adequate”)	Under review	Ba1 (“Questionable”)	Under review
Standard & Poor’s	BBB (“Good”)	Negative	BB (“Marginal”)	Negative

These ratings are not a recommendation to buy or hold any of our securities.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	As of December 31,		percentage change
	2008	2007	2008 vs. 2007
ASSETS
Available-for-sale debt securities, at fair value	9,831.0	11,970.0	(2,139.0)	(18%)
Available-for-sale equity securities, at fair value	25.2	191.8	(166.6)	(87%)
Venture capital partnerships, at equity in net assets	200.8	173.7	27.1	16%
Policy loans, at unpaid principal balances	2,535.7	2,380.5	155.2	7%
Other investments	616.9	507.3	109.6	22%
Fair value option investments	84.1	—	84.1	—
	13,293.7	15,223.3	(1,929.6)	(13%)
Available-for-sale debt and equity securities pledged as collateral, at fair value	148.0	219.1	(71.1)	(32%)
Total investments	13,441.7	15,442.4	(2,000.7)	(13%)
Cash and cash equivalents	381.1	541.2	(160.1)	(30%)
Accrued investment income	203.4	209.6	(6.2)	(3%)
Receivables	411.5	321.4	90.1	28%
Deferred policy acquisition costs	2,731.4	2,089.9	641.5	31%
Deferred income taxes	456.7	53.9	402.8	747%
Goodwill	30.1	30.1	—	—
Other assets	182.7	909.5	(726.8)	(80%)
Separate account assets	7,930.2	10,820.3	(2,890.1)	(27%)
Total assets	$25,768.8	$30,418.3	$(4,649.5)	(15%)

LIABILITIES
Policy liabilities and accruals	$14,008.8	$14,002.4	$6.4	—
Policyholder deposit funds	1,616.6	1,808.9	(192.3)	(11%)
Indebtedness	458.0	627.7	(169.7)	(27%)
Other liabilities	645.0	562.1	82.9	15%
Non-recourse collateralized obligations	245.2	317.9	(72.7)	(23%)
Separate account liabilities	7,930.2	10,820.3	(2,890.1)	(27%)
Total liabilities	24,903.8	28,139.3	(3,235.5)	(11%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,627.7	2,617.4	10.3	—
Accumulated deficit	(839.5)	(20.7)	(818.8)	3,956%
Accumulated other comprehensive loss	(743.7)	(138.2)	(605.5)	438%
Treasury stock	(179.5)	(179.5)	—	—
Total stockholders’ equity	865.0	2,279.0	(1,414.0)	(62%)
Total liabilities and stockholders’ equity	$25,768.8	$30,418.3	$(4,649.5)	(15%)

2008 vs. 2007

Available-for-sale debt securities decreased primarily due to unrealized losses driven by credit spread widening.

Available-for-sale equity securities decreased as we actively manage the portfolio to obtain beneficial statutory capital treatment.

Venture capital partnerships increased due to additional contributions, partially offset by distributions of $18.5 million.

Other investments increased primarily to new investments made in partnerships and increased derivative assets that support our GMAB and GMWB product rider liabilities.

Available-for-sale debt and equity securities pledged as collateral decreased due to unrealized investment losses and principal repayments.

Receivables in 2008 included higher amounts recoverable from reinsurers, primarily due to new reinsurance contracts effective in 2008.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	As of December 31,		percentage change
($ in millions)	2008	2007	2008 vs. 2007

Variable universal life	$336.9	$367.2	$(30.3)	(8%)
Universal life	1,215.3	821.2	394.1	48%
Variable annuities	321.3	310.0	11.3	4%
Fixed annuities	10.4	14.0	(3.6)	(26%)
Traditional life	847.5	577.5	270.0	47%
Total deferred policy acquisition costs	$2,731.4	$2,089.9	$641.5	31%

Deferred policy acquisition costs increased due to the effect of unrealized investment losses included in other comprehensive income and the deferral of acquisition costs related primarily to universal life sales, partially offset by amortization.

Deferred income taxes increased primarily due to the effect of unrealized investment losses included in other investment income.

Other assets in 2007 included assets associated with our discontinued asset management operations. The decrease in 2008 was driven by impairment charges on goodwill and other intangible assets and the subsequent distribution of the asset management business in a spin-off dividend.

Separate account assets decreased in 2008 due to unrealized investment losses. Separate account liabilities decreased by a corresponding amount.

Policyholder deposit funds decreased due to net outflows, primarily from discontinued annuity products.

Indebtedness decreased due to the repayment in February 2008 of our equity unit notes.

Non-recourse collateralized obligations decreased due to scheduled principal repayments.

See Note 6 to our consolidated financial statements in this Form 10-K for additional information.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in millions)	As of December 31, 2008
	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Contractual Obligations Due
Indebtedness	$1,270.7	$33.7	$67.3	$67.3	$1,102.4
Operating lease obligations	10.1	1.8	2.9	2.2	3.2
Other purchase liabilities(1)(2)	80.5	38.8	36.8	3.4	1.5
Total fixed contractual obligations	1,361.3	74.3	107.0	72.9	1,107.1
Other long-term liabilities(3)	69,078.1	2,561.8	5,065.5	5,098.1	56,352.7
Subtotal	$70,439.4	$2,636.1	$5,172.5	$5,171.0	$57,459.8
Non-recourse collateralized obligations(4)	240.1	—	—	—	240.1
Total contractual obligations(5)	$70,679.5	$2,636.1	$5,172.5	$5,171.0	$57,699.9

Commercial Commitment Expirations
Standby letters of credit(6)	$6.4	$—	$—	$—	$6.4
Other commercial commitments(2)(7)	117.8	25.7	53.3	34.2	4.6
Total commercial commitments	$124.2	$25.7	$53.3	$34.2	$11.0

———————

(1)

Other purchase liabilities relate to open purchase orders, required pension funding and other contractual obligations.

(2)

Commitments related to recent business combinations are not included in amounts presented in this table. See the discussion on the following pages.

(3)

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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our Closed Block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements in this Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2008 Consolidated Balance Sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(4)

Non-recourse obligations are not direct liabilities of ours, as they will be repaid from investments pledged as collateral recorded on our consolidated balance sheet. See Note 13 to our consolidated financial statements in this Form 10-K for additional information.

(5)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.7 million of unrecognized tax benefits have been excluded from this table. See Note 16 to our consolidated financial statements in this Form 10-K for additional information on unrecognized tax benefits.

(6)

Our standby letters of credit automatically renew on an annual basis.

(7)

Other commercial commitments relate to venture capital partnerships. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

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

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $23.5 million, $26.1 million and $33.8 million for 2008, 2007 and 2006, respectively.

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

Funded Status of Qualified and Non-Qualified	Employee Plan		Supplemental Plan
Pension Plans:	As of December 31,
($ in millions)	2008	2007	2008	2007

Plan assets, end of year	$357.8	$501.2	$—	$—
Projected benefit obligation, end of year	(533.0)	(526.8)	(132.5)	(140.7)
Plan assets less than projected benefit obligations, end of year	$(175.2)	$(25.6)	$(132.5)	$(140.7)

The changes in the projected benefit obligations of the employee plan and the supplemental plan at December 31, 2008 as compared to December 31, 2007 are principally the result of accrued service cost and interest cost.

We made no payments to the pension plans during 2008. We have not made a final determination on our ultimate pension funding methodology for 2009. We have no required contributions in the first quarter, and we will be reviewing our funding assumptions in the second quarter to determine what, if any, contributions are to be made later in the year.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $(66.1) million and $(70.9) million as of December 31, 2008 and 2007, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 13 to our consolidated financial statements in this Form 10-K for more information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. We actively monitor the financial condition and ratings of our reinsurance partners throughout the term of the reinsurance contract. Due to the recent downgrade of Scottish Re, we will continue to closely monitor the situation and will reassess the recoverability of the reinsurance recoverable during the interim reporting periods of 2009. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) decreased from $1,055.6 million at December 31, 2007 to $853.7 million at December 31, 2008. The principal factors resulting in this decrease were losses from operations of $83.6 million, net realized losses of $185.4 million and dividends to its sole shareholder, The Phoenix Companies, Inc., of $83.8 million. Offsetting these decreases were reinsurance agreements contributing $90.4 million to surplus.

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

Authorized Control Level – results when Total Adjusted Capital falls below 50% of Company Action Level risk-based capital as defined by the NAIC where in addition to the above, the insurance regulators are permitted but not required to place the Company under regulatory control; and

Mandatory Control Level – results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the Company under regulatory control.

At December 31, 2008, Phoenix Life’s Total Adjusted Capital level was in excess of 325% of Company Action Level and each of its insurance subsidiaries’ levels were in excess of 325%.

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation and the identification of a material weakness in our internal control over financial reporting, as further discussed below under “Management’s Annual Report on Internal Control over Financial Reporting”, these officers have concluded that, as of December 31, 2008, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our Consolidated Financial Statements included in this Annual Report were prepared in accordance with GAAP and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of our consideration of the events and circumstances giving rise to the material weakness and these procedures, we concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that, as of December 31, 2008, the Company had a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Additionally, this control deficiency could have resulted in misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on pages F-1 through F-2.

Remediation Plan

In the first half of 2009 we intend to hire internal resources, or to otherwise engage external resources, to provide dedicated expertise to oversee accounting for income taxes. These resources will complete effective control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in the first half of 2009, we intend to hire internal resources, or to otherwise engage external resources, to provide dedicated expertise to ensure proper accounting for income taxes.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2009 annual meeting of shareholders, or our 2009 Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year covered by this Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Charter and Report”.

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2009.

DONA D. YOUNG, age 55, has been Chairman of the Company and Phoenix Life since April 2003, Chief Executive Officer since January 2003, President since 2000; Chief Operating Officer of the Company and Phoenix Life from February through December 2002; Executive Vice President, Individual Insurance and General Counsel of Phoenix Life from 1994 to 2000.

PETER A. HOFMANN, age 50, has been Senior Executive Vice President and Chief Financial Officer of the Company since November 2007. Previously, Mr. Hofmann served as Executive Vice President, head of the Office of the Chairman and Strategic Relations and Chief Strategic Officer of the Company since February 2007, and as Senior Vice President and Chief Strategic Officer of the Company since January 2004. Mr. Hofmann joined the Company in 2001 to establish the investor relations function and to prepare the Company for its demutualization and initial public offering.

PHILIP K. POLKINGHORN, age 51, has been Senior Executive Vice President and President, Life and Annuity of the Company since February 2007. Previously, Mr. Polkinghorn served as Executive Vice President, Life and Annuity of the Company since March 2004. Prior to joining the Company in 2004, Mr. Polkinghorn had been Vice President of Sun Life Financial Company since 2001 with responsibility for the overall management of its annuity business.

JAMES D. WEHR, age 51, has been Senior Executive Vice President and Chief Investment Officer of the Company since February 2007. Previously, Mr. Wehr served as Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, he was Senior Managing Director and Portfolio Manager of Virtus from 1995 through 2003. He joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

DAVID R. PELLERIN, age 49, has been Senior Vice President and Chief Accounting Officer of the Company since November 2007. Previously, Mr. Pellerin served as Senior Vice President and Chief Financial Officer, Asset Management of the Company since February 2007 and as Vice President and Chief Financial Officer, Asset Management of the Company since November 2006. Mr. Pellerin joined the Company in 1983 and has held numerous senior financial roles, including Vice President, Corporate Finance of the Company and Vice President and Chief Financial Officer of American Phoenix, which was formerly the Company’s wholly-owned property casualty brokerage subsidiary.

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

Item 11.

Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of our 2009 Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of our 2009 Proxy Statement.

The information required by Item 201(d) of Regulation S-K follows.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2008 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance. In connection with the spin-off dividend, outstanding stock option and RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, invested awards to Virtus employees were cancelled. As such, unless noted otherwise, the figures listed in the table below and the accompanying footnotes reflect the status of our equity compensation plans after these modifications were made.

	(A)	(B)	(C)
			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise	issue price of	future issuance under
Plan Category	of outstanding options,	outstanding options,	equity compensation plans,
	warrants and rights	warrants and rights(1)	excluding securities
			reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan(2)	3,133,392 (3)	N/A	1,690,710
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan(4)	4,660,478 (5)	$11.82	834,819
– Directors Stock Plan(6)	174,746 (7)	$13.98	833,043
– Executive Employment Agreement(9)	394,737 (8)	N/A	—
Total plans not approved by shareholders	5,229,961	$11.90	1,667,862
Total	8,363,353	$11.90	3,358,572

———————

(1)

Does not take RSUs into account.

(2)

A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as an exhibit to our first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008.

(3)

This figure consists of the shares underlying 923,724 RSUs that vest over time, 1,343,741 RSUs that are subject to performance contingencies and 865,927 RSUs that are subject to no contingencies (but which are not currently convertible). Included in these figures are RSUs granted to Mrs. Young in connection with her Amended and Restated Employment Agreement as described in the Form 8-K filed by the Company on May 18, 2005.

(4)

A copy of the Stock Incentive Plan was filed as an exhibit to the first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008. The first amendment to the Stock Incentive Plan is being filed as an exhibit to this Form 10-K. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

Under the Company’s Stock Incentive Plan, the Compensation Committee (or if the committee delegates such authority to the CEO) may grant stock options to officers and employees of the Company and its subsidiaries. The maximum number of shares issuable under the plan with respect to officers and employees of the Company other than Phoenix Investment Partners, Ltd. (now Virtus Investment Partners, Inc., which was spun off by the Company on December 31, 2008, and hereinafter “Virtus”),(including those who are also employees, officers or directors of Virtus and those individuals who were officers or employees of the Company on April 17, 2000) is the aggregate of 5% (approximately 5.25 million prior to adjustment for the spin-off of Virtus) of the shares outstanding on June 26, 2001 (approximately 105 million shares) reduced by the shares issuable pursuant to options or other awards granted under the Company’s Directors Stock Plan and, with respect to officers and employees of Virtus (other than those officers, employees or insurance agents described above), 1% (approximately 1.05 million prior to adjustment for the spin-off of Virtus) of the shares outstanding on June 26, 2001. During any five-year period, no participant may be granted options in respect of more than 5% of the shares available for issuance under the plan. The Board may terminate or amend the plan, but such termination or amendment may not adversely affect any outstanding stock options without the consent of the affected participant. The plan will continue in effect until it is terminated by the Board or until no more shares are available for issuance.

The exercise price per share subject to an option will be not less than the fair market value of such share on the option’s grant date. Each option will generally become exercisable in equal installments on each of the first three anniversaries of the grant date, except that no option may be exercised after the tenth anniversary of its grant date. Options may not be transferred by the grantee, except in the event of death or, if the committee permits, the transfer of non-qualified stock options by gift or domestic relations order to the grantee’s immediate family members. Upon a grantee’s death, any outstanding options previously granted to such grantee will be exercisable by the grantee’s designated beneficiary until the earlier of the expiration of the option or five years following the grantee’s death. If the grantee terminates employment by reason of disability or retirement, any outstanding option will continue to vest as if the grantee’s service had not terminated and the grantee may exercise any vested option until the earlier of five years following termination of employment or the expiration of the option. If the grantee’s employment is terminated for cause, the grantee will forfeit any outstanding options. If the grantee’s employment terminates in connection with a divestiture of a business unit or subsidiary or similar transaction, the committee may provide that all or some outstanding options will continue to become exercisable and may be exercised at any time prior to the earlier of the expiration of the term of the options and the third anniversary of the grantee’s termination of service. If the grantee terminates employment for any other reason, any vested options held by the grantee at the date of termination will remain exercisable for a period of 30 days and any then unvested options will be forfeited.

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

(5)

This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (2,913,348 of which are fully vested and 1,747,130 of which are subject to vesting with the passage of time).

(6)

A copy of the Directors Stock Plan was filed as an exhibit to the first quarter 2008 Form 10-Q filed by the Company on May 8, 2008. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

Under the Directors Stock Plan, the Board of Directors may grant options to outside directors, provided that the aggregate number of shares issuable pursuant to options will not exceed 0.5% of the total shares outstanding on June 26, 2001, or 524,843 shares prior to adjustment for the spin-off of Virtus. Each option entitles the holder to acquire one share of our Common Stock at the stated exercise price. The exercise price per share will not be less than the fair market value of a share on the day such option is granted and the option will be exercisable from the day the option is granted until the earlier of the tenth anniversary of such grant date or the third anniversary of the day the outside director ceases to provide services for the Company. Under the Directors Stock Plan, the Board of Directors may require the outside directors to receive up to one-half of their directors fees in shares instead of cash and the outside directors may elect to receive any portion of such fees in shares instead of cash. The aggregate number of shares that may also be issued in lieu of cash fees may not exceed 500,000 shares prior to adjustment for the spin-off of Virtus, bringing the total available under this plan to 1,024,843 shares prior to adjustment for the spin-off of Virtus.

(7)

This figure consists of the shares which underlie the options issued under the Directors Stock Plan.

(8)

This figure consists of the shares which underlie the RSUs issued or issuable pursuant to the related agreement.

(9)

A copy of the Company’s Executive Employment Agreement with Mrs. Young was filed as an exhibit to the Form 8-K filed by the Company as of January 1, 2003. The following summary of the material features of the RSUs subject to that agreement is qualified in its entirety by reference to the full text of the agreement. For all purposes other than governing the terms of the RSUs, the Executive Employment Agreement with Mrs. Young is no longer effective and has been replaced by the Amended and Restated Employment Agreement between the Company and Mrs. Young, filed as an exhibit to the 10-Q filed by the Company on August 9, 2005 and, most recently, the Second Amended and Restated Employment Agreement between the Company and Mrs. Young, filed as an exhibit to the Form 10-K.

The Company’s Executive Employment Agreement with Mrs. Young provides for the issuance to her of that number of RSUs equal to the number resulting from dividing $3,000,000 by the closing price of our Common Stock on December 31, 2002 ($7.60) (i.e. 394,737 RSUs). The agreement expressly provides for the issuance of stock to Mrs. Young on a specified period of time following the termination of her employment with the Company (the period from the grant date of January 1, 2003 to that date being the “Restricted Period”). The agreement further provides that while Mrs. Young holds the RSUs, she will not have any right to transfer, vote or to direct the vote of the underlying shares of stock. The Company will credit each RSU with dividend equivalents and interest thereon, both to be distributed to Mrs. Young at the end of the Restricted Period. Dividend equivalents were reduced in 2006 to satisfy required tax withholding on vesting. Mrs. Young was given the opportunity in 2008 to accelerate the conversion of vested RSUs to common stock in 2009 pursuant to the transition rules under Internal Revenue Code Section 409A. Mrs. Young elected to accelerate the conversion of her vested RSUs to January 2, 2009.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Proposal 1: Election of Directors” of our 2009 Proxy Statement.

Item 14.

Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm” of our 2009 Proxy Statement.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Form 10-K include:

1.

Financial Statements. The financial statements listed in Part II of the Table of Contents to this Form 10-K are filed as part of this Form 10-K;

2.

Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto; and

3.

Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Form 10-K. Exhibit numbers 10.1 through 10.33 are management contracts or compensatory plans or arrangements.

In reliance upon Item 601(4)(iii) of Regulation S-K, we hereby give notice that, in connection with the filing of this Annual Report on Form 10-K, we do not intend to file as exhibits copies of our instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 5, 2009	By:	/s/ Dona D. Young
Dona D. Young
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 5, 2009	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2009	By:	/s/ David R. Pellerin
David R. Pellerin
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 5, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Sal H. Alfiero, Director	John H. Forsgren, Jr., Director

*	*
Martin N. Baily, Director	Ann Maynard Gray, Director

*	*
Jean S. Blackwell, Director	John E. Haire, Director

*	*
Peter C. Browning, Director	Jerry J. Jasinowski, Director

*	*
Arthur P. Byrne, Director	Thomas S. Johnson, Director

*	*
Sanford Cloud, Jr., Director	Augustus K. Oliver, II, Director

*	*
Gordon J. Davis, Director	Arthur F. Weinbach, Director

/s/ Dona D. Young
*By: /s/ Tracy L. Rich	Dona D. Young, Chairman
Tracy L. Rich
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

  The Phoenix Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 29 to the consolidated financial statements, two significant distributors suspended sales of the Company’s products and the Company had downgrades from four rating agencies.

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company changed the manner in which it accounts for reinsurance of long duration insurance contracts effective April 1, 2008 and accounts for defined pension and other postretirement plans effective December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 5, 2009

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheet

($ in millions, except share data)

December 31, 2008 and 2007

	2008	2007
ASSETS:
Available-for-sale debt securities, at fair value	$9,831.0	$11,970.0
Available-for-sale equity securities, at fair value	25.2	191.8
Venture capital partnerships, at equity in net assets	200.8	173.7
Policy loans, at unpaid principal balances	2,535.7	2,380.5
Other investments	616.9	507.3
Fair value option investments	84.1	—
	13,293.7	15,223.3
Available-for-sale debt and equity securities pledged as collateral, at fair value	148.0	219.1
Total investments	13,441.7	15,442.4
Cash and cash equivalents	381.1	541.2
Accrued investment income	203.4	209.6
Receivables	411.5	321.4
Deferred policy acquisition costs	2,731.4	2,089.9
Deferred income taxes	456.7	53.9
Goodwill	30.1	30.1
Other assets	182.7	909.5
Separate account assets	7,930.2	10,820.3
Total assets	$25,768.8	$30,418.3

LIABILITIES:
Policy liabilities and accruals	$14,008.8	$14,002.4
Policyholder deposit funds	1,616.6	1,808.9
Indebtedness	458.0	627.7
Other liabilities	645.0	562.1
Non-recourse collateralized obligations	245.2	317.9
Separate account liabilities	7,930.2	10,820.3
Total liabilities	24,903.8	28,139.3

COMMITMENTS AND CONTINGENCIES (NOTES 23, 24 & 25)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 126.7 million and 125.6 million shares issued	1.3	1.3
Additional paid-in capital	2,626.4	2,616.1
Accumulated deficit	(839.5)	(20.7)
Accumulated other comprehensive loss	(743.7)	(138.2)
Treasury stock, at cost: 12.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	865.0	2,279.0
Total liabilities and stockholders’ equity	$25,768.8	$30,418.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Income and Comprehensive Income

($ in millions, except per share data)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
REVENUES:
Premiums	$765.9	$798.3	$839.7
Fee income	622.6	516.4	414.1
Net investment income	915.6	1,058.8	1,048.5
Net realized investment gains (losses)	(295.8)	(6.0)	75.2
Total revenues	2,008.3	2,367.5	2,377.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,370.9	1,318.5	1,341.1
Policyholder dividends	207.5	380.0	399.1
Policy acquisition cost amortization	409.0	193.0	145.8
Interest expense on indebtedness	36.7	44.2	49.2
Interest expense on non-recourse collateralized obligations	11.8	15.4	18.7
Other operating expenses	263.7	277.9	258.2
Total benefits and expenses	2,299.6	2,229.0	2,212.1
Income (loss) from continuing operations before income taxes	(291.3)	138.5	165.4
Income tax (expense) benefit	116.9	(21.9)	(51.6)
Income (loss) from continuing operations	(174.4)	116.6	113.8
Income (loss) from discontinued operations, net of income taxes	(551.6)	1.0	(18.5)
Net income (loss)	$(726.0)	$117.6	$95.3

EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations – basic	$(1.53)	$1.02	$1.03
Earnings (loss) from continuing operations – diluted	$(1.53)	$1.01	$1.01
Earnings (loss) from discontinued operations – basic	$(4.82)	$—	$0.17
Earnings (loss) from discontinued operations – diluted	$(4.82)	$—	$0.16
Net earnings (loss) – basic	$(6.35)	$1.03	$0.86
Net earnings (loss) – diluted	$(6.35)	$1.01	$0.84
Basic weighted-average common shares outstanding (in thousands)	114,382	114,091	110,932
Diluted weighted-average common shares outstanding (in thousands)	114,382	115,989	113,181

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(726.0)	$117.6	$95.3
Other comprehensive income (loss)	(605.5)	(63.5)	13.9
Comprehensive income (loss)	$(1,331.5)	$54.1	$109.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Cash Flows

($ in millions)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
OPERATING ACTIVITIES:
Premiums collected	$775.7	$776.8	$829.1
Fee income collected	622.8	529.8	442.7
Investment income collected	918.2	982.3	992.2
Policy benefits paid, excluding policyholder dividends	(1,137.9)	(930.4)	(1,085.6)
Policyholder dividends paid	(347.3)	(338.4)	(339.8)
Policy acquisition costs paid	(400.0)	(463.8)	(329.1)
Interest expense on indebtedness paid	(37.4)	(44.6)	(41.8)
Interest expense on collateralized obligations paid	(11.6)	(16.5)	(17.8)
Other operating expenses paid	(280.0)	(244.0)	(274.6)
Income taxes (paid) refunded	(2.7)	(3.0)	8.1
Cash from continuing operations	99.8	248.2	183.4
Discontinued operations, net	(45.9)	40.6	56.8
Cash from operating activities	53.9	288.8	240.2

INVESTING ACTIVITIES:
Investment purchases (Note 9)	(5,786.2)	(4,404.8)	(5,244.6)
Investment sales, repayments and maturities (Note 9)	6,016.4	4,789.0	5,933.0
Debt and equity securities pledged as collateral sales	39.8	33.3	26.5
Subsidiary purchases	—	(13.4)	—
Premises and equipment additions	(17.9)	(19.6)	(18.2)
Premises and equipment disposals	8.3	—	—
Discontinued operations, net	22.1	15.8	(44.1)
Cash from investing activities	282.5	400.3	652.6

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	761.1	745.9	638.6
Policyholder deposit fund withdrawals	(1,070.2)	(1,167.4)	(1,470.9)
Indebtedness repayments	(163.6)	—	(30.2)
Common stock issued for equity units stock purchase contracts	—	—	153.7
Collateralized obligations repayments	(40.7)	(23.3)	(39.5)
Common stock dividends paid	(18.4)	(18.4)	(18.1)
Proceeds from stock options exercised	0.3	1.4	1.8
Discontinued operations, net	35.0	(57.2)	(34.8)
Cash for financing activities	(496.5)	(519.0)	(799.4)
Change in cash and cash equivalents	(160.1)	170.1	93.4
Cash and cash equivalents, beginning of year	541.2	371.1	277.7
Cash and cash equivalents, end of year	$381.1	$541.2	$371.1

Included in cash and cash equivalents above is cash pledged as collateral of $7.3 million, $12.0 million, and $3.1 million at December 31, 2008, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

($ in millions, except share data)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
COMMON STOCK:
Balance, beginning of year	$1.3	$1.3	$1.1
Common shares issued	—	—	0.2
Balance, end of year	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,616.1	$2,600.3	$2,437.6
Issuance of shares and compensation expense on stock compensation awards	10.3	14.7	9.2
Common shares issued on settlement of equity units	—	—	153.5
Tax benefit on employee stock options and awards	—	1.1	—
Balance, end of year	$2,626.4	$2,616.1	$2,600.3

ACCUMULATED DEFICIT:
Balance, beginning of year	$(20.7)	$(115.9)	$(193.1)
Adjustment for initial application of FIN 48 (Note 2)	—	(4.0)	—
Adjustment for initial application of SFAS 159 (Note 2)	(2.9)	—	—
Net income	(726.0)	117.6	95.3
Common stock dividend ($0.16 per share)	(18.8)	(18.4)	(18.1)
Spin-off dividend distribution	(71.1)	—	—
Balance, end of year	$(839.5)	$(20.7)	$(115.9)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(138.2)	$(74.7)	$(59.0)
Other comprehensive income (loss)	(605.5)	(63.5)	13.9
Adjustment for initial application of SFAS 158 (Notes 2 and 18)	—	—	(29.6)
Balance, end of year	$(743.7)	$(138.2)	$(74.7)

TREASURY STOCK, AT COST:
Balance, beginning and end of year	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of year	$2,279.0	$2,231.5	$2,007.1
Change in stockholders’ equity	(1,414.0)	47.5	224.4
Stockholders’ equity, end of year	$865.0	$2,279.0	$2,231.5

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Consolidated Financial Statements

($ in millions, except per share and per unit data)

Years Ended December 31, 2008, 2007 and 2006

1.

Organization and Description of Business

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, the Company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company (“Phoenix Home Life”).

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc. (“PNX”) and changed its name to Phoenix Life Insurance Company.

The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company and PHL Variable Insurance Company. We provide life insurance, annuity and investment products through a wide variety of third-party financial professionals and intermediaries. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.

Effective December, 31, 2008, we distributed our interest in our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., to PNX’s shareholders in a spin-off dividend. See Note 21 for further information regarding the spin-off transaction. We have reflected the results of Virtus prior to the distribution as discontinued operations in these financial statements.

Prior to the spin-off of Virtus, we reported our results in two operating segments. In addition to the two segments, we separately reported corporate operations that were not allocated to operating segments. Effective with the spin-off, we revised our reportable segments to report all of our results, including corporate operations, in one reporting unit.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 13 to these financial statements. Significant intercompany balances and transactions have been eliminated. We have reclassified certain amounts for 2007 and 2006 to conform with the 2008 presentation.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Risks Associated with Current Economic Environment

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. For example, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of policies. Accordingly, the risks we face related to general economic and business conditions are more pronounced given the severity and magnitude of recent adverse economic and market conditions experienced.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our general account investments decreased by $1.3 billion, before offsets, due to net unrealized losses on investments. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

•

Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our profitability.

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, have also been adversely affected. There may be similar adverse effects in the future. These assets generate returns that are more volatile than other asset classes. For example, in 2008 our net investment income related to these investments declined $60.6 million. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Asset-based fee revenues related to our variable life and annuity products have declined and may continue to decline. For example, in 2008 our asset-based fees declined $4.6 million. Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage.

2.

Basis of Presentation and Significant Accounting Policies (continued)

•

The attractiveness of certain of our products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our products or our financial strength may cause existing clients to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing clients, which would result in lower sales and fee revenues.

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

Adoption of New Accounting Standards

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”). The FSP revises EITF 99-20’s impairment guidance to make it consistent with the requirements of SFAS No. 115 for determining whether an other-than-temporary impairment has occurred. The FSP is effective for these financial statements. Our adoption of the FSP had no material effect on our financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which requires public entities to provide additional disclosures about transfers of financial assets. It also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. The FSP is effective for these financial statements. Our adoption of the FSP had no material effect on our financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP introduces new disclosure requirements for credit derivatives and certain guarantees. The FSP is effective for these financial statements. Our adoption of the FSP had no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”) in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. Our adoption of FSP FAS 157-3 had no material effect on our financial condition or results of operations.

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

We adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $4.0 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007 that would, if recognized, impact the annual effective tax rate upon recognition was $21.0 million. See Note 16 to these financial statements for more information.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. The funded status of a plan is measured as the difference between the fair value of plan assets and the benefit obligation as defined by SFAS 158. Additional minimum pension liabilities (“AML”) and related intangible assets are derecognized upon adoption of the new standard. SFAS 158 also requires increased disclosures surrounding defined benefit postretirement plans. This guidance is effective for fiscal years ending after December 15, 2006. The new guidance also requires that the plan assets and benefit obligation be measured as of the date of the employer’s fiscal year end effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 as of December 31, 2006. The effect, as of that date, increased assets by $9.8 million, increased liabilities by $39.4 million and decreased equity, through accumulated other comprehensive income, by $29.6 million. See Note 18 to these financial statements for additional information related to employee benefit plans.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. We adopted SAB 108 on December 31, 2006 with no effect to the financial statements.

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

Accounting Standards Not Yet Adopted

In January 2009, the FASB issued FSP No. FAS 132(R)-1, Employer’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). The FSP expands the disclosures set forth in SFAS 132(R) by adding required disclosures about: how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, the FSP requires an employer to disclose: the level of the fair value hierarchy into which plan assets fall, information about the inputs that valuation techniques used to measure the fair value of plan assets, and a reconciliation of the beginning and ending balances of plan assets in level 3 of the fair value hierarchy. The FSP will not have a material effect on our financial statements.

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

Venture Capital Partnerships

We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships. We utilize the equity method of accounting, initially recording the investment at cost, and adjust the carrying amount of the investment to recognize our share of the earnings or losses incurred subsequent to the date of acquisition. Recognition of net investment income is delayed due to the availability of the related financial statements, as venture capital partnerships are generally on a three-month delay.

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

Other Investments

Other investments primarily include leveraged lease investments and other partnership and joint venture interests as well as mortgage loans. Leveraged lease investments represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. Partnership and joint venture interests in which we do not have control or a majority ownership interest are recorded using the equity method of accounting. These investments include affordable housing, mezzanine and other partnership interests. We record the net income from investments in partnerships and joint ventures in net investment income. We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired loans.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as AICPA Statement of Position No. 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts (“SOP 03-1”), reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

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

Goodwill and Other Intangible Assets

We do not record amortization expense on goodwill. For goodwill, we perform impairment tests at the reporting-unit level at least annually. To test for impairment, we calculate the fair value of the reporting unit based on the sum of its statutory book value, value of business in force and value of estimated new business. We compare the calculated fair value to the recorded values and record an impairment, if warranted.

Premises and Equipment

Premises and equipment, consisting primarily of our home office building, are stated at cost less accumulated depreciation and amortization and are included in other assets. We depreciate buildings on the straight-line method over 10 to 45 years and equipment primarily on a modified accelerated method over three to 10 years. We amortize leasehold improvements over the terms of the related leases or the useful life of the improvement, whichever is shorter.

Separate Account Assets and Liabilities

Separate account assets and liabilities related to policyholder funds are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Fees assessed to the contract owners for management services are included in revenues when services are rendered.

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

Policyholder Deposit Funds

Amounts received as payment for certain universal life contracts, deferred annuities and other contracts without life contingencies are reported as deposits to Policyholder deposit funds. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against the policyholder that is refundable. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract owner as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date.

Contingent Liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

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

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

Collateralized obligations for which Goodwin Capital Advisers, Inc. (“Goodwin”) is the sponsor and actively manages the assets, where we are deemed to be a primary beneficiary as a result of our variable interests, are consolidated in our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Net Investment Income and Net Realized Investment Gains (Losses)

We recognize realized investment gains (losses) on asset dispositions on a first-in, first-out basis. We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. We adjust the cost basis of these written-down investments to fair value at the date the determination of impairment is made and do not change the new cost basis for subsequent recoveries in value. For fixed maturities, we accrue the new cost basis to par or the estimated future cash flows over the expected remaining life of the security. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•

the financial condition of and near term prospects of the issuer.

A debt security impairment is deemed other-than-temporary if:

•

we do not have the ability and intent to hold an investment until a forecasted recovery of fair value up to (or beyond) the cost of the investment which, in certain cases, may mean until maturity; or

•

it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security.

Impairments due to deterioration in credit that result in a conclusion that non-collection is probable are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes that do not result in a conclusion that non-collection of contractual principal and interest is probable) may also result in a conclusion that an other-than-temporary impairment has occurred.

Further, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but now no longer has the ability and intent to hold until recovery, an impairment should be considered other-than-temporary, even if collection of cash flows is probable. The determination of the impairment is made when the assertion to hold to recovery changes, not when the decision to sell is made.

The Closed Block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses, are each reported separately as components of net income.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accordingly, income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryovers. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any increase or reduction in allowances in accordance with SFAS 109’s intraperiod allocation rules. We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense.

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

3.

Business Combinations and Dispositions (continued)

Lombard International Assurance S.A.

In 2005, we disposed of our interests in Lombard International Assurance S.A. (“Lombard”). In the first quarter of 2007 and 2006, we realized after-tax gains of $8.9 million and $6.5 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale going forward.

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

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2008	2007	Inception

Debt securities	$6,011.4	$6,919.4	$4,773.1
Equity securities	9.0	134.0	—
Mortgage loans	8.9	12.7	399.0
Venture capital partnerships	188.5	157.3	—
Policy loans	1,377.0	1,357.1	1,380.0
Other investments	153.3	123.7	—
Total Closed Block investments	7,748.1	8,704.2	6,552.1
Cash and cash equivalents	57.2	67.8	—
Accrued investment income	113.0	112.1	106.8
Receivables	49.5	44.7	35.2
Deferred income taxes	418.3	329.3	389.4
Other Closed Block assets	338.0	10.0	6.2
Total Closed Block assets	8,724.1	9,268.1	7,089.7
Policy liabilities and accruals	9,742.7	9,811.2	8,301.7
Policyholder dividends payable	311.1	332.8	325.1
Policyholder dividend obligation	—	246.0	—
Other Closed Block liabilities	72.0	49.3	12.3
Total Closed Block liabilities	10,125.8	10,439.3	8,639.1
Excess of Closed Block liabilities over Closed Block assets	$1,401.7	$1,171.2	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Years Ended
Policyholder Dividend Obligations:	From	December 31,
($ in millions)	Inception	2008	2007	2006
Closed Block revenues
Premiums	$8,303.8	$719.3	$745.6	$786.5
Net investment income	4,963.1	523.1	571.6	540.7
Net realized investment losses	(197.8)	(124.4)	(0.6)	40.2
Total revenues	13,069.1	1,118.0	1,316.6	1,367.4
Policy benefits, excluding dividends	8,963.1	847.6	869.2	898.6
Other operating expenses	84.0	5.1	6.1	6.3
Total benefits and expenses, excluding policyholder dividends	9,047.1	852.7	875.3	904.9
Closed Block contribution to income before dividends and income taxes	4,022.0	265.3	441.3	462.5
Policyholder dividends	(3,348.6)	(206.9)	(379.3)	(398.5)
Closed Block contribution to income before income taxes	673.4	58.4	62.0	64.0
Applicable income tax expense	(233.5)	(19.2)	(20.9)	(22.0)
Closed Block contribution to income	$439.9	$39.2	$41.1	$42.0

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,393.8	$206.9	$379.3	$398.5
Policyholder dividends provided through other comprehensive income	(81.6)	(128.0)	(121.5)	(73.7)
Additions to policyholder dividend liabilities	3,312.2	78.9	257.8	324.8
Policyholder dividends paid	(3,326.2)	(346.6)	(337.6)	(339.2)
Decrease in policyholder dividend liabilities	(14.0)	(267.7)	(79.8)	(14.4)
Policyholder dividend liabilities, beginning of period	325.1	578.8	658.6	673.0
Policyholder dividend liabilities, end of period	311.1	311.1	578.8	658.6
Policyholder dividends payable, end of period	(311.1)	(311.1)	(332.8)	(331.7)
Policyholder dividend obligation, end of period	$—	$—	$246.0	$326.9

5.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us; consequently, we establish reserves for amounts deemed or estimated to be uncollectible. To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. Due to the recent downgrade of Scottish Re, we will continue to closely monitor the situation and will reassess the recoverability of the reinsurance recoverable during the interim reporting periods of 2009.

Our reinsurance program varies based on the type of risk. Listed below are our most significant reinsurance agreements:

•

On all direct life insurance policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•

We cede 70% to 90% of the mortality risk on most new issues of term insurance.

•

Effective January 1, 2008, we entered into an agreement to cede 50% to 75% of the risk in between $6.0 million to $10.0 million on universal life and variable universal life policies issued from January 1, 2006 through December 31, 2007, inclusive.

•

Effective November 30, 2008, PHL Variable Insurance Company ceded all the benefit risks, net of existing reinsurance, on all its term life business inforce as of December 31, 2008, excluding the term plans introduced in 2008.

5.

Reinsurance (continued)

Direct Business and Reinsurance in Continuing Operations:	Years Ended December 31,
($ in millions)	2008	2007	2006

Direct premiums	$1,025.2	$886.6	$917.5
Premiums assumed from reinsureds	13.5	13.6	13.7
Premiums ceded to reinsurers	(272.8)	(101.9)	(91.5)
Premiums	$765.9	$798.3	$839.7
Percentage of amount assumed to net premiums	1.8%	1.7%	1.6%

Direct policy benefits incurred	$686.4	$560.7	$486.4
Policy benefits assumed from reinsureds	(5.3)	17.9	14.8
Policy benefits ceded to reinsurers	(205.1)	(91.9)	(64.8)
Policy benefits	$476.0	$486.7	$436.4

Direct life insurance in force	$169,630.1	$155,862.7	$143,120.6
Life insurance in force assumed from reinsureds	2,008.0	1,937.0	1,838.7
Life insurance in force ceded to reinsurers	(109,353.1)	(96,150.1)	(90,812.5)
Life insurance in force	$62,285.0	$61,649.6	$54,146.8
Percentage of amount assumed to net insurance in force	3.2%	3.1%	3.4%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, withdrawals and policyholder dividends, which total $1,213.6 million, $1,200.2 million and $1,249.1 million, net of reinsurance, for the years ended December 31, 2008, 2007 and 2006, respectively.

Irrevocable letters of credit aggregating $57.0 million at December 31, 2008 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts. See Note 24 to these financial statements for more information.

6.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2008	2007	2006

Policy acquisition costs deferred	$341.7	$463.9	$329.2
Costs amortized to expenses:
Recurring costs	(435.3)	(192.8)	(149.2)
Realized investment gains (losses)	25.8	(0.2)	3.4
Offsets to net unrealized investment gains or losses included in other comprehensive income (Note 17)	709.3	63.4	16.2
Change in deferred policy acquisition costs	641.5	334.3	199.6
Deferred policy acquisition costs, beginning of year	2,089.9	1,755.6	1,556.0
Deferred policy acquisition costs, end of year	$2,731.4	$2,089.9	$1,755.6

6.

Deferred Policy Acquisition Costs (continued)

Upon completion of a study during the fourth quarter of 2008, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, lapse experience, expense, net investment income, and separate account investment return. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. We also updated our projected separate account investment return assumption to the long term investment return as of January 1, 2009. The impact was to fully absorb the actual investment performance through December 31, 2008 into the amortization of deferred policy acquisition cost amortization and the projection of benefits under SOP 03-1 for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) riders. The greatest impact of the unlocking was on the annuity block, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization for the annuity block of $116.8 million and an increase in the GMIB and GMDB reserves of $11.3 million and $3.4 million, respectively. The UL/VUL lines had a decrease of $19.9 million to pre-tax net income due to unlocking. For the Traditional Life line the effects of these adjustments resulted in an increase in deferred policy acquisition cost amortization of $32.4 million.

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

During the fourth quarter of 2006, Life and Annuity segment income benefited from an unlocking of assumptions. The unlocking was driven by revised assumptions for expected mortality, lapse experience, investment margins, and expenses. The effects of the unlocking resulted in an overall $8.2 million pre-tax benefit to net income.

7.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and investment earnings on their fund balances, which range from 3.00% to 5.25% as of December 31, 2008, less administrative and mortality charges.

Participating Life Insurance

Participating life insurance in force was 20.1% and 23.0% of the face value of total gross individual life insurance in force at December 31, 2008 and 2007, respectively.

8.

Goodwill

Goodwill relates primarily to our investment in Philadelphia Financial Group.

Activity in Goodwill:	Years Ended December 31,
($ in millions)	2008	2007	2006

Balance, beginning of year(1)	$30.1	$16.7	$16.7
Asset purchases	—	13.4	—
Balance, end of year(1)	$30.1	$30.1	$16.7

———————

(1)

Prior period goodwill balances associated with the asset management business were reclassified into discontinued operations on December 31, 2008, the effective date of the spin-off.

9.

Investing Activities

Debt and Equity Securities

See Note 13 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of	As of December 31,
General Account Securities:	2008		2007
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$608.7	$609.4	$618.8	$605.2
State and political subdivision	192.7	195.2	234.3	224.7
Foreign government	182.5	174.3	197.2	172.0
Corporate	5,812.0	6,767.3	7,048.4	7,073.2
Mortgage-backed	2,433.3	2,805.8	2,830.8	2,880.2
Other asset-backed	601.8	924.2	1,040.5	1,116.0
Available-for-sale debt securities	$9,831.0	$11,476.2	$11,970.0	$12,071.3

Amounts applicable to the Closed Block	$6,011.4	$6,796.7	$6,919.4	$6,898.1

Available-for-sale equity securities	$25.2	$24.3	$191.8	$159.5

Amounts applicable to the Closed Block	$9.0	$9.1	$134.0	$109.2

Unrealized Gains and Losses from	As of December 31,
General Account Securities:	2008		2007
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$23.9	$(24.6)	$21.8	$(8.2)
State and political subdivision	4.8	(7.3)	10.9	(1.3)
Foreign government	11.0	(2.8)	25.3	(0.1)
Corporate	43.0	(998.3)	161.4	(186.2)
Mortgage-backed	22.1	(394.6)	39.8	(89.2)
Other asset-backed	3.5	(325.9)	9.7	(85.2)
Debt securities gains (losses)	$108.3	$(1,753.5)	$268.9	$(370.2)
Debt securities net losses		$(1,645.2)		$(101.3)

Equity securities gains (losses)	$1.1	$(0.2)	$37.0	$(4.7)
Equity securities net gains	$0.9		$32.3

9.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2008
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$79.8	$(5.1)	$33.7	$(19.5)	$113.5	$(24.6)
State and political subdivision	37.9	(4.7)	39.3	(2.6)	77.2	(7.3)
Foreign government	64.9	(2.8)	1.0	—	65.9	(2.8)
Corporate	2,694.0	(358.4)	1,765.2	(639.9)	4,459.2	(998.3)
Mortgage-backed	659.0	(81.9)	722.7	(312.7)	1,381.7	(394.6)
Other asset-backed	165.7	(68.0)	356.9	(257.9)	522.6	(325.9)
Debt securities	$3,701.3	$(520.9)	$2,918.8	$(1,232.6)	$6,620.1	$(1,753.5)
Equity securities	0.9	(0.2)	—	—	0.9	(0.2)
Total temporarily impaired securities	$3,702.2	$(521.1)	$2,918.8	$(1,232.6)	$6,621.0	$(1,753.7)

Amounts inside the Closed Block	$2,353.9	$(305.9)	$1,456.1	$(554.5)	$3,810.0	$(860.4)

Amounts outside the Closed Block	$1,348.3	$(215.2)	$1,462.7	$(678.1)	$2,811.0	$(893.3)

Amounts outside the Closed Block that are below investment grade	$145.5	$(49.9)	$159.4	$(94.3)	$304.9	$(144.2)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(62.9)		$(199.0)		$(261.9)

Number of securities		1,655		1,628		3,283

Unrealized losses of below investment grade debt securities outside the Closed Block with a fair value of less than 80% of the securities amortized cost totaled $126.1 million at December 31, 2008 ($40.1 million after offsets for taxes and deferred policy acquisition cost amortization), of which $10.5 million is greater than 20% and over 12 months.

Unrealized losses of below investment grade debt securities held in the Closed Block with a fair value of less than 80% of the securities amortized cost totaled $113.3 million at December 31, 2008 ($32.8 million after offsets for change in policy dividend obligation), of which $12.4 million is greater than 20% and over 12 months.

The securities are considered to be temporarily impaired at December 31, 2008 as each of these securities has performed, and is expected to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

9.

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

Unrealized Investment Gains (Losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2008	2007	2006

Debt securities	$(1,543.9)	$(247.1)	$(125.9)
Equity securities	(31.4)	1.2	10.9
Debt and equity securities pledged as collateral	(2.0)	(16.4)	(9.1)
Other investments	(2.9)	(1.6)	—
Net unrealized investment losses	$(1,580.2)	$(263.9)	$(124.1)

Net unrealized investment losses	$(1,580.2)	$(263.9)	$(124.1)
Applicable policyholder dividend obligation	(128.0)	(121.5)	(73.8)
Applicable deferred policy acquisition cost benefit	(709.3)	(63.4)	(16.2)
Applicable deferred income tax benefit	(212.4)	(20.2)	(8.8)
Offsets to net unrealized investment losses	(1,049.7)	(205.1)	(98.8)
Net unrealized investment losses included in other comprehensive income (Note 17)	$(530.5)	$(58.8)	$(25.3)

9.

Investing Activities (continued)

Investment Activity in Venture Capital Partnerships:	Years Ended December 31,
($ in millions)	2008	2007	2006

Contributions	$50.3	$60.0	$41.8
Equity in earnings of partnerships	(4.7)	27.0	3.2
Sale of partnership interests	—	—	(51.9)
Distributions	(18.5)	(30.1)	(23.8)
Realized gain on sale of partnership interests	—	—	2.4
Change in venture capital partnerships	27.1	56.9	(28.3)
Venture capital partnership investments, beginning of period	173.7	116.8	145.1
Venture capital partnership investments, end of period	$200.8	$173.7	$116.8

Amounts applicable to the Closed Block	$188.5	$157.3	$97.9

Other Investments

Other Investments:	As of December 31,
($ in millions)	2008	2007

Transportation and other equipment leases	$52.6	$57.7
Mezzanine partnerships	174.8	151.6
Affordable housing partnerships	15.3	17.7
Derivative instruments (Note 14)	177.7	22.7
Real estate	42.4	48.1
Other partnership interests	111.6	119.3
Other interests	30.9	—
Assets backing deferred compensation liabilities	—	74.6
Mortgage loans	11.6	15.6
Other investments	$616.9	$507.3

Statutory Deposits

Pursuant to certain statutory requirements, as of December 31, 2008, our Life Companies had on deposit securities with a fair value of $72.9 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net Investment Income

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2008	2007	2006

Debt securities	$706.6	$774.4	$800.7
Equity securities	4.3	8.2	7.0
Mortgage loans	1.0	1.7	6.2
Venture capital partnerships	(4.7)	27.0	3.3
Policy loans	187.0	179.5	169.3
Other investments	13.4	43.9	40.0
Other income	3.8	8.3	—
Cash and cash equivalents	7.5	18.8	16.3
Total investment income	918.9	1,061.8	1,042.8
Discontinued operations	(3.0)	(9.1)	(8.0)
Investment expenses	(8.2)	(9.6)	(5.3)
Net investment income, general account investments	907.7	1,043.1	1,029.5
Debt and equity securities pledged as collateral (Note 13)	7.9	15.7	19.0
Net investment income	$915.6	$1,058.8	$1,048.5

Amounts applicable to Closed Block	$523.1	$571.6	$540.7

9.

Investing Activities (continued)

Net Realized Investment Gains (Losses)

Sources and Types of Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2008	2007	2006

Debt security impairments	$(224.0)	$(46.7)	$(7.9)
Equity security impairments	(2.7)	(0.5)	—
Other investments impairments	(16.0)	(3.9)	—
Debt and equity securities pledged as collateral impairments	(2.3)	(0.8)	(1.0)
Impairment losses	(245.0)	(51.9)	(8.9)
Debt security transaction gains	8.1	21.9	62.1
Debt security transaction losses	(17.9)	(10.3)	(20.1)
Equity security transaction gains	13.4	12.5	25.7
Equity security transaction losses	(42.9)	(3.0)	(3.8)
Mortgage loan transaction gains (losses)	(0.1)	1.4	3.2
Venture capital partnership transaction gains (losses)	(3.0)	—	2.4
Affiliate equity security transaction gains	—	13.7	10.4
Other investments transaction gains	—	9.3	4.4
Other investments transaction losses	(0.9)	(1.8)	(0.1)
Real estate transaction gains	2.4	1.6	—
Real estate transaction losses	—	(0.2)	—
Debt and equity securities pledged as collateral gains	2.2	2.6	—
Debt and equity securities pledged as collateral losses	—	(0.8)	—
Net transaction gains (losses)	(38.7)	46.9	84.2
Realized losses on fair value option investments	(18.4)	—	—
Realized gains (losses) on derivative assets and liabilities	6.3	(1.0)	(0.1)
Net realized investment gains (losses)	$(295.8)	$(6.0)	$75.2

Debt security impairments for the year ended December 31, 2008 include impairment losses of $92.4 million related to residential mortgage-backed securities. Of these impairment losses, $28.4 million relate to the closed block.

Investing Cash Flows

Investment Purchases, Sales, Repayments and Maturities:	Years Ended December 31,
($ in millions)	2008	2007	2006

Debt security purchases	$(5,052.0)	$(4,051.1)	$(4,979.7)
Equity security purchases	(85.2)	(76.6)	(54.9)
Venture capital partnership investments	(50.3)	(60.0)	(41.8)
Other investments purchases	(443.5)	(158.6)	(91.2)
Policy loan advances, net	(155.2)	(58.5)	(77.0)
Investment purchases	$(5,786.2)	$(4,404.8)	$(5,244.6)

Debt securities sales	$4,209.5	$3,085.6	$4,010.9
Debt securities maturities and repayments	1,174.4	1,428.0	1,592.3
Equity security sales	172.1	68.6	87.4
Mortgage loan maturities and principal repayments	3.9	57.7	60.3
Venture capital partnership capital distributions	18.5	30.0	75.7
Real estate and other invested assets sales	438.0	119.1	106.4
Investment sales, repayments and maturities	$6,016.4	$4,789.0	$5,933.0

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2008 are summarized in the following table. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during the three years ended December 31, 2008.

9.

Investing Activities (continued)

Maturities of General Account Debt Securities:	Maturities at
($ in millions)	Fair Value

Due in one year or less	$540.2
Due after one year through five years	1,977.1
Due after five years through ten years	2,622.2
Due after ten years	4,691.5
Total	$9,831.0

Issuer and Counterparty Credit Exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivatives contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of December 31, 2008, we held derivative assets with a fair value of $177.7 million. Of these assets, $86.9 million were held with two counterparties. As we also held debt securities of these issuers with a carrying value of $30.2 million, our maximum amount of loss due to credit risk with these two issuers was $117.1 million. See Note 14 to these financial statements for more information regarding derivatives.

10.

Financing Activities

Indebtedness

Indebtedness:	As of December 31,
($ in millions)	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

7.15% surplus notes	$174.1	$133.5	$174.0	$179.6
7.45% senior unsecured bonds	283.9	109.0	300.0	243.1
6.675% senior unsecured bonds	—	—	153.7	153.7
Total indebtedness	$458.0	$242.5	$627.7	$576.4

Our 7.15% surplus notes are an obligation of Phoenix Life and are due December 15, 2034. The carrying value of the 2034 notes is net of $0.9 million of unamortized original issue discount. Interest payments are at an annual rate of 7.15%, require the prior approval of the Superintendent of Insurance of the State of New York and may be made only out of surplus funds which the Superintendent determines to be available for such payments under New York Insurance Law. The notes may be redeemed at the option of Phoenix Life at any time at the “make-whole” redemption price set forth in the offering circular. New York Insurance Law provides that the notes are not part of the legal liabilities of Phoenix Life.

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. During 2008, we repurchased $16.1 million of par value of these bonds for $10.0 million resulting in a gain of $6.1 million.

Effective as of November 7, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) amended our existing $150 million unsecured senior revolving credit facility (the “Amendment”). The Amendment amends the terms of the First Amended and Restated Credit Agreement dated April 2, 2008 (the “First Amended and Restated Facility”).

10.

Financing Activities (continued)

Potential borrowers on the credit facility are the Company and Phoenix Life. We unconditionally guarantee any loans under this facility to Phoenix Life. Base rate loans will bear interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans will bear interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. In connection with the spin-off of our asset management business, with the close of business on December 31, 2008, the facility was reduced to $100 million. There are no current borrowings on the credit facility.

The credit facility contains covenants that require us at all times to maintain a minimum level of consolidated tangible net worth, based on GAAP standards in effect on June 6, 2006 and excluding the effect of FIN 46(R). In addition, Phoenix Life must maintain a maximum consolidated debt-to-capital ratio of 30%, a minimum risk-based capital ratio of 325%, a minimum A.M. Best financial strength rating of “A-”, a minimum level of surplus on a statutory basis and a minimum parent cash flow coverage ratio. The financing commitments under the Amendment will terminate on June 6, 2009.

We were in compliance with all of our credit facility covenants at December 31, 2008. We have limited ability to absorb future declines in net worth under the debt-to-capital and tangible net worth covenants. In the event that we fail to meet the requirements of the credit facility covenants, we would evaluate the costs and benefits of amending or replacing the facility as part of its ongoing liquidity management.

In December 2002, we issued 6,147,500 of 7.25% equity units in a public offering. Each equity unit consisted of an unsecured, subordinated note and a purchase contract (equity forward on our common stock collateralized by the note). On November 7, 2005, the notes were remarketed as senior unsecured obligations and the interest rate was reset to 6.675% at that time. On February 16, 2006, these holders purchased 17,423,839 shares of our common stock in aggregate as part of the settlement of the original transaction. On February 19, 2008, the $153.7 million of senior unsecured obligations matured and were paid in full.

We have recorded indebtedness at unpaid principal balances of each instrument net of issue discount. We have determined the fair value of indebtedness based on quoted market prices for surplus notes and bonds. The Phoenix Companies, Inc. and its subsidiaries may, from time to time, purchase its bond securities in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the continued determination that it is in the best interest of the company and its stakeholders.

Future minimum annual principal payments on indebtedness as of December 31, 2008 are: in 2032, $283.9 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	Years Ended December 31,
($ in millions)	2008	2007	2006

Surplus notes	$12.5	$12.4	$14.5
Senior unsecured bonds	22.8	20.6	20.1
Bank credit facility and other	—	0.2	3.5
Equity units	1.4	11.0	11.1
Interest expense on indebtedness	$36.7	$44.2	$49.2

Common Stock Dividends

In 2008 and 2007, we paid a dividend of $0.16 per share to shareholders of record on June 13, 2008 and June 13, 2007, respectively.

The Phoenix Life Board of Directors paid dividends of $83.8 million during 2008 to the Company, Phoenix Life’s sole shareholder. During 2007, Phoenix Life paid total dividends of $92.2 million to the Company.

11.

Common Stock and Stock Repurchase Program

We have authorization for the issuance of one billion shares of our common stock. Through December 31, 2008, we have issued 126.7 million common shares (56.2 million shares to our policyholders in exchange for their interests in the mutual company and 70.5 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2008, we had 114.4 million shares outstanding, net of 12.3 million common shares of treasury stock. Treasury shares include 1.0 million outstanding shares that we own, which have voting rights but are treated as treasury shares for accounting and reporting purposes under GAAP. As of December 31, 2008, we also had 10.3 million common shares reserved for issuance under our stock option plans (5.9 million shares) and our restricted stock unit (“RSU”) plans (4.4 million shares). We have an outstanding authorization from our board of directors to repurchase up to 0.7 million additional shares of our common stock.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record more than 5% of our outstanding common stock. In 2008, 2007 and 2006, we incurred $73.9 million, $62.3 million and $50.1 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

12.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. In 2008 and 2007 there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in millions)	2008	2007

Debt securities	$619.8	$736.7
Equity funds	1,810.1	2,895.4
Other	135.7	103.9
Total	$2,565.6	$3,736.0

12.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2008
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2008	$3.2	$5.9
Incurred	11.7	16.2
Paid	(5.0)	—
Liability balance as of December 31, 2008	$9.9	$22.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$32.2	$3.7
Incurred	(26.3)	2.2
Paid	(2.7)	—
Liability balance as of December 31, 2007	$3.2	$5.9

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2006
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$32.7	$2.5
Incurred	3.2	1.2
Paid	(3.7)	—
Liability balance as of December 31, 2006	$32.2	$3.7

———————

(1)

The reinsurance recoverable asset related to the GMDB was $0.0 million, $1.4 million and $21.5 million as of December 31, 2008, 2007 and 2006, respectively.

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

The GMAB rider provides the contract owner with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GPAF rider provides the policyholder with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The Combination rider includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

12.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

As of December 31, 2008 and 2007, there was no reinsurance of the aggregate account value with the GMWB, GMAB and GPAF features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB and GPAF are shown in the shown in the table below. Benefit payments made for the GMWB, GMAB and GPAF during 2008 or 2007 were immaterial.

Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2008	2007

GMWB	$63.7	$(1.5)
GMAB	52.8	1.8
GPAF	2.0	1.7
Total embedded derivatives	$118.5	$2.0

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,069.4	$184.6	60
GMDB step up	1,438.8	509.4	60
GMDB earnings enhancement benefit (EEB)	50.1	7.3	60
GMDB greater of annual step up and roll up	28.1	15.2	63
Total GMDB at December 31, 2008	$2,586.4	$716.5

Combination Rider	$5.3		59
GMAB	335.6		55
GMIB	464.1		60
GMWB	413.2		60
GPAF	18.5		75
Total at December 31, 2008	$1,236.7

With the return of premium the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

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

12.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2008 and 2007, we held additional universal life benefit reserves of $68.0 million and $34.7 million, respectively.

13.

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to tow collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities.The collateralized obligation trusts reside in bankruptcy remote special purpose entities (“SPEs”) for which we provide neither recourse nor guarantees. We consolidated two collateralized obligation trusts as of December 31, 2008, 2007 and 2006. As of December 31, 2008, we had no direct investment in the two consolidated collateralized obligation trusts. We earned investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these consolidated obligation trusts.

Fair Value and Cost of Debt and Equity Securities	As of December 31,
Pledged as Collateral:	2008		2007
($ in millions)	Fair Value	Cost	Fair Value	Cost

Debt securities pledged as collateral	$148.0	$150.5	$219.1	$219.3
Equity securities pledged as collateral	—	0.1	—	0.1
Total debt and equity securities pledged as collateral	$148.0	$150.6	$219.1	$219.4

Cash and accrued investment income included $8.4 million and $13.4 million at December 31, 2008 and 2007, respectively.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $240.1 million and $307.2 million at December 31, 2008 and 2007, respectively, and non-recourse derivative cash flow hedge liability of $5.1 million (notional amount of $170.7 million with a maturity of June 1, 2009) and $10.7 million (notional amount of $211.1 million with a maturity of June 1, 2009) at December 31, 2008 and 2007, respectively.

Gross and Net Unrealized Gains and Losses from	As of December 31,
Debt and Equity Securities Pledged as Collateral:	2008		2007
($ in millions)	Gains	Losses	Gains	Losses

Debt securities pledged as collateral	$11.0	$(13.5)	$29.0	$(29.2)
Equity securities pledged as collateral	—	(0.1)	—	(0.1)
Total	$11.0	$(13.6)	$29.0	$(29.3)
Net unrealized losses		$(2.6)		$(0.3)

13.

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations (continued)

Aging of Temporarily Impaired	As of December 31, 2008
Debt and Equity Securities	Less than 12 months		Greater than 12 months		Total
Pledged as Collateral:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Losses	Value	Losses	Value	Losses

Corporate	$11.8	$(1.4)	$—	$(0.1)	$11.8	$(1.5)
Mortgage-backed	17.3	(3.0)	8.1	(3.6)	25.4	(6.6)
Other asset-backed	9.5	(2.8)	2.0	(2.6)	11.5	(5.4)
Debt securities	38.6	(7.2)	10.1	(6.3)	48.7	(13.5)
Equity securities pledged as collateral	—	—	—	(0.1)	—	(0.1)
Total temporarily impaired securities pledged as collateral	$38.6	$(7.2)	$10.1	$(6.4)	$48.7	$(13.6)

Gross unrealized losses related to debt securities pledged as collateral whose fair value is less than the security’s amortized cost totaled $13.6 million at December 31, 2008. Gross unrealized losses on debt securities with a fair value less than 80% of the security’s amortized cost totaled $9.9 million at December 31, 2008. The majority of these debt securities are investment grade issues that continue to perform to their original contractual terms at December 31, 2008.

Aging of Temporarily Impaired	As of December 31, 2007
Debt and Equity Securities	Less than 12 months		Greater than 12 months		Total
Pledged as Collateral:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Losses	Value	Losses	Value	Losses

Corporate	$—	$—	$—	$(0.1)	$—	$(0.1)
Mortgage-backed	3.7	(0.4)	7.2	(1.7)	10.9	(2.1)
Other asset-backed	2.6	—	0.2	(0.7)	2.8	(0.7)
Debt securities	$6.3	$(0.4)	$7.4	$(2.5)	$13.7	$(2.9)
Equity securities pledged as collateral	—	—	—	(0.1)	—	(0.1)
Total temporarily impaired securities pledged as collateral	$6.3	$(0.4)	$7.4	$(2.6)	$13.7	$(3.0)

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

Maturities of Debt Securities Pledged as Collateral:		Fair
($ in millions)	Cost	Value

Due in one year or less	$11.0	$11.7
Due after one year through five years	9.3	8.7
Due after five years through ten years	20.4	15.6
Due after ten years	109.8	112.0
Total debt securities	$150.5	$148.0

The amount of collateralized debt obligation-related derivative cash flow hedge ineffectiveness recognized through earnings for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.8 million and $0.3 million, respectively. See Note 9 to these financial statements for information on realized investment losses related to these collateralized debt obligations.

Effect of Consolidation of	As of and for the
Collateralized Obligation Trusts:	Years Ended December 31,
($ in millions)	2008	2007	2006

Increase (decrease) in net income	$(4.2)	$1.0	$(1.0)
Reduction to stockholders’ equity	$(88.8)	$(85.4)	$(71.2)

13.

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations (continued)

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

14.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of December 31,
General Account:			2008		2007
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability

Interest rate swaps	$194	2018-2019	$28.6	$1.6	$0.2	$0.2
Cross currency swaps	35	2012-2016	5.4	0.2	—	2.9
Swaptions	356	2009-2011	37.5	—	—	—
Put options	357	2018-2023	73.1	—	21.5	—
Call options	24	2009	1.2	—	0.5	—
Futures contracts	214	2009	31.9	—	0.5	—
Total general account derivative instrument positions	$1,180		$177.7	$1.8	$22.7	$3.1

Interest Rate Swaps

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates. Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments. We use interest rate swaps that effectively convert variable rate cash flows to fixed cash flows in order to hedge the interest rate risks associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities.

Interest Rate Options

We use interest rate options, such as swaptions, to hedge against market risks to assets or liabilities from substantial changes in interest rates. An interest rate swaption gives us the right but not the obligation to enter into an underlying swap. Swaptions are options on interest rate swaps. All of our swaption contracts are receiver swaptions, which give us the right to enter into a swap where we will receive the agreed-upon fixed rate and pay the floating rate. If the market conditions are favorable and the swap is needed to continue hedging our inforce liability business, we will exercise the swaption and enter into a fixed rate swap. If a swaption contract is not exercised by its option maturity date, it expires with no value.

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

14.

Derivative Instruments (continued)

Exchange Traded Future Contracts

We use equity index futures to hedge the market risks from changes in the value of equity indices, such as S&P 500, associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities. Positions are short-dated, exchange-traded futures with maturities of three months.

Equity Index Options

The Company uses the following derivative contracts to hedge against market risks from changes in volatility, interest rates and equity indices associated with our Life and Annuity products:

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

15.

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

15.

Fair Value of Financial Instruments (continued)

The following table presents the financial instruments carried at fair value as of December 31, 2008, by SFAS 157 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of December 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$224.4	$8,701.6	$944.0	$9,870.0
Available-for-sale equity securities	0.8	1.0	23.4	25.2
Derivative assets	—	177.7	—	177.7
Separate account assets	7,259.9	610.3	60.0	7,930.2
Debt and equity securities pledged as collateral	—	139.2	8.8	148.0
Fair value option investments	49.7	34.4	—	84.1
Total assets	$7,534.8	$9,664.2	$1,036.2	$18,235.2
Liabilities
Derivative liabilities	$—	$1.8	$118.5	$120.3
Total liabilities	$—	$1.8	$118.5	$120.3

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2008		2007
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$381.1	$381.1	$541.2	$541.2
Available-for-sale debt securities	9,831.0	9,831.0	11,970.0	11,970.0
Available-for-sale equity securities	25.2	25.2	191.8	191.8
Mortgage loans	11.6	11.1	15.6	14.3
Debt and equity securities pledged as collateral	148.0	148.0	219.1	219.1
Derivative financial instruments	177.7	177.7	22.7	22.7
Financial assets	$10,574.6	$10,574.1	$12,960.4	$12,959.1

Investment contracts	$1,616.6	$1,627.3	$1,808.9	$1,803.9
Non-recourse collateralized obligations	245.2	156.4	317.9	232.5
Indebtedness	458.0	242.5	627.7	576.4
Derivative financial instruments	120.3	120.3	5.1	5.1
Financial liabilities	$2,440.1	$2,146.5	$2,759.6	$2,617.9

Available-for-sale debt securities are reported net of $39.0 million of investments included in other assets on our balance sheet because they are allocated to discontinued reinsurance operations. See Note 17 to these financial statements for further information.

Fair value option investments at December 31, 2008 include $49.7 million of available-for-sale equity securities backing our deferred compensation liabilities. Prior to our adoption of SFAS 159, changes in the fair value of the securities were recorded in other comprehensive income while changes in the deferred compensation liability were recorded in earnings. Electing the fair value option allows us to mitigate the associated accounting volatility.

Fair value option investments also include a structured loan asset valued at $34.4 million as of December 31, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

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

15.

Fair Value of Financial Instruments (continued)

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.

Structured Assets

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligation (“CDO”) assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize the following method.

For CLO and CDO assets, fair value was determined based on projected cash flows under default, recovery, collateral prepayment, and reinvestment spread assumptions which reflect the underlying collateral’s actual default experience, collateral performance, assessment of the collateral manager’s ability to actively manage and effect portfolio credit decisions, 12-month trailing credit migration trends in the bank loan and corporate debt markets, and historical studies, where available. An appropriate discount rate was then applied, determined by using a rate composed of the current U.S. treasury rate, plus a current net credit spread derived from corporate bonds with the same credit rating, plus an additional spread for liquidity and structure relative to active markets, based on average life, and credit rating. In addition to the level of implied liquidity spreads embedded in broker pricing indications, current AAA-rated CLO spreads and normalized liquidity spreads by rating, we also gave consideration to deal-specific characteristics, such as rating stability, credit subordination, collateral performance tests, collateral composition, collateral manager and default scenario sensitivity testing results to show adequate cushion against emergence of future losses. Approximately $134.1 million of debt securities, or 1.0% of our general account portfolio, was priced in accordance with this methodology.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the consolidated financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we will continually refine our pricing models to correlate more closely to the market risk of these instruments.

Retained Interest in Securitization

Retained interests in securitizations do not trade in an active, open market with readily observable prices. Accordingly, we estimate the fair value of certain retained interests in securitizations using discounted cash flow (“DCF”) models.

15.

Fair Value of Financial Instruments (continued)

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

15.

Fair Value of Financial Instruments (continued)

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

SFAS 157 requires a Credit Standing Adjustment. The Credit Standing Adjustment reflects the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by applying an average credit spread for companies similar to Phoenix when discounting the rider cash flows for calculation of the liability. This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation.

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

Level 3 Financial Assets and Liabilities:	Year Ended December 31,
($ in millions)	2008
	Assets	Liabilities

Balance, beginning of year	$1,518.9	$(2.0)
Purchases/(sales), net	(171.8)	—
Net transfers	106.2	—
Realized gains (losses)	(77.2)	(116.5)
Unrealized gains (losses) included in other comprehensive income (loss)	(342.5)	—
Amortization/accretion	2.6	—
Balance, end of year	$1,036.2	$(118.5)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(140.0)	$(116.5)

16.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2008	2007	2006

Income taxes (benefit) applicable to:
Current	$(1.2)	$3.1	$7.9
Deferred	(115.7)	18.8	43.7
Continuing operations	(116.9)	21.9	51.6
Discontinued operations	(46.1)	6.3	(10.8)
Net income (loss)	(163.0)	28.2	40.8
Other comprehensive income (loss)	(255.8)	(23.6)	8.6
Comprehensive income (loss)	$(418.8)	$4.6	$49.4

16.

Income Taxes (continued)

In addition to the allocation of taxes above, the initial application of SFAS 158 resulted in an additional $1.1 million deferred tax benefit being recorded directly to accumulated other comprehensive income in 2006. See Notes 2 and 18 for additional information regarding the adoption of SFAS 158.

Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2008	2007	2006

Income tax expense (benefit) at statutory rate of 35%	$(101.9)	$48.5	$57.9
Dividend received deduction	(4.8)	(4.3)	(7.1)
Low income housing tax credit	(3.5)	(4.1)	(0.6)
Valuation allowance increase (release)	1.0	(11.0)	—
Realized losses (gains) on available-for-sale securities pledged as collateral	1.5	(0.4)	0.3
State income taxes (benefit)	(0.9)	0.2	0.1
FIN 48 increase (decrease)	(6.6)	(2.0)	—
Other, net	(1.7)	(5.0)	1.0
Income tax expense (benefit) applicable to continuing operations	$(116.9)	$21.9	$51.6
Effective income tax rates	40.1%	15.8%	31.2%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2008	2007
Deferred income tax assets
Future policyholder benefits	$330.7	$338.2
Unearned premiums / deferred revenues	108.8	104.1
Employee benefits	129.9	86.7
Investments	266.6	—
Net operating and capital loss carryover benefits	364.3	51.8
Foreign tax credits carryover benefits	14.6	14.3
General business tax credits	33.0	29.8
Valuation allowance	(287.9)	(8.3)
Gross deferred income tax assets	960.0	616.6

Deferred tax liabilities
Deferred policy acquisition costs	(501.6)	(527.1)
Investments	—	(34.3)
Other	(1.7)	(1.3)
Gross deferred income tax liabilities	(503.3)	(562.7)
Deferred income tax assets	$456.7	$53.9

We have elected to file a consolidated federal income tax return for 2008 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

As of December 31, 2008, we had deferred tax assets of $101.8 million and $262.2 million related to net operating and capital losses, respectively, for federal income tax purposes. The related federal net operating losses of $291.0 million are scheduled to expire between the years 2019 and 2028. The federal capital losses of $749.2 million are scheduled to expire in 2009, 2010, 2012 and 2013. At the end of 2008, a valuation allowance of $241.6 million was relative to the capital loss carryforwards.

As of December 31, 2008, we had deferred income tax assets of $14.6 million related to foreign tax credit carryovers, which are expected to expire between the 2011 and 2017 tax years.

As of December 31, 2008, we had deferred income tax assets of $33.0 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2028.

16.

Income Taxes (continued)

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $287.9 million on $744.6 million of deferred tax assets at December 31, 2008, due to uncertainties related to our ability to utilize some of the deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of expiration of capital loss carryovers.

We concluded that a valuation allowance on the remaining $456.7 million of deferred tax assets at December 31, 2008, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary, as well as the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize those deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from 2004 through 2007. Further positive evidence included the fact that the net operating losses will not begin to expire until 2023, while projected earnings indicate that the deferred tax assets will be offset by taxable earnings prior to that expiration. Negative evidence included a history of net operating losses in the non-life insurance company group. In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109. Based on this analysis we concluded that it was more likely than not that the deferred tax assets of $456.7 million would be realized.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2008, we had current taxes payable of $9.1 million, including $8.7 million of unrecognized tax benefits.

We adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $4.0 million, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect adjustment, we had approximately $23.9 million of total gross unrecognized tax benefits as of January 1, 2007.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2008	2007
($ in millions)
Balance, beginning of year	$17.9	$23.9
Reductions for tax positions of prior years	(6.6)	(4.9)
Settlements with taxing authorities	(2.6)	(1.1)
Balance, end of year	$8.7	$17.9

The amount of unrecognized tax benefits at December 31, 2008 that would, if recognized, impact the annual effective tax rate upon recognition was $8.7 million.

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

16.

Income Taxes (continued)

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. During 2008, the IRS completed its examination of the Company’s 2004 and 2005 federal income tax returns. There is one issue, in the 2004 tax year, which will proceed to the appeals level. The timing for resolution of this matter remains uncertain due to the nature of the appeals process. The IRS has not yet commenced their examination of the 2006 and 2007 federal income tax returns. We do not believe that the appeals outcome will result in a material change in our financial position. State examinations are being conducted by Connecticut for the years 1996 through 2005 and New York for the years 2003 through 2005. We do not believe that these examinations will result in a material change to our financial position.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the 12-month periods ending December 31, 2008 and 2007 were not material. We did not require an accrual for the payment of interest and penalties as of December 31, 2008.

17.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Years Ended December 31,
($ in millions)	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Unrealized losses on investments	$(1,846.3)	$(621.2)	$(289.0)	$(85.0)	$(60.2)	$(6.7)
Net realized investment (gains) losses on available-for-sale securities included in net income	266.1	90.7	25.1	26.2	(63.9)	(18.6)
Net unrealized investment losses	(1,580.2)	(530.5)	(263.9)	(58.8)	(124.1)	(25.3)
Pension liability adjustment	(131.0)	(85.2)	(4.5)	(2.8)	47.3	30.7
Net unrealized foreign currency translation adjustment	0.6	0.4	1.4	0.9	(0.3)	(0.1)
Other assets	—	—	(3.9)	(2.5)	—	—
Net unrealized derivative instruments	12.0	9.8	(1.1)	(0.3)	9.6	8.6
Other comprehensive gain (loss)	(1,698.6)	$(605.5)	(272.0)	$(63.5)	(67.5)	$13.9
Applicable policyholder dividend obligation	(128.0)		(121.5)		(73.8)
Applicable deferred policy acquisition cost amortization	(709.3)		(63.4)		(16.2)
Applicable deferred income tax expense (benefit)	(255.8)		(23.6)		8.6
Offsets to other comprehensive income	(1,093.1)		(208.5)		(81.4)
Other comprehensive gain (loss)	$(605.5)		$(63.5)		$13.9

Components of Accumulated Other Comprehensive Income:	As of December 31,
($ in millions)	2008		2007
	Gross	Net	Gross	Net

Unrealized losses on investments	$(1,658.8)	$(585.7)	$(78.6)	$(55.2)
Unrecognized loss and prior service costs (Note 18)	(226.6)	(147.2)	(95.6)	(62.0)
Unrealized foreign currency translation adjustment and other	1.1	0.6	0.5	0.2
Other assets	(3.9)	(2.5)	(3.9)	(2.5)
Unrealized losses on derivative instruments	(22.3)	(8.9)	(34.3)	(18.7)
Accumulated other comprehensive loss	(1,910.5)	$(743.7)	(211.9)	$(138.2)
Applicable policyholder dividend obligation	(81.8)		46.2
Applicable deferred policy acquisition costs	(773.0)		(63.7)
Applicable deferred income tax benefit	(312.0)		(56.2)
Offsets to accumulated other comprehensive income	(1,166.8)		(73.7)
Accumulated other comprehensive loss	$(743.7)		$(138.2)

18.

Employee Benefit Plans and Employment Agreements

Pension and Other Postemployment Benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Postemployment Benefit Cost:	Years Ended December 31,
($ in millions)	2008	2007	2006
Cost components
Pension benefit expense	$13.4	$16.6	$24.4
Other postretirement benefit expense	2.8	3.7	4.6
Savings plans expense	7.3	5.8	4.8
Total pension and other postemployment benefit cost	$23.5	$26.1	$33.8

Principal Rates and Assumptions:	Years Ended December 31,
	2008	2007	2006
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate – Employee Plan	6.26%	6.0%	5.75%
Projected benefit obligation discount rate – Supplemental Plan	6.28%	6.0%	5.75%
Projected benefit obligation discount rate – Other Postemployment Benefits	6.30%	6.0%	5.75%
Future compensation increase rate	Graded(1)	Graded(1)	Graded(1)
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	8.5%	9.0%	9.5%
Future health care cost increase rate, age 65 and older	N/A	10.75%	11.5%

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee and Supplemental Plans	6.0%	6.0%	5.5%
Projected benefit obligation discount rate – Other Postremployment Benefits	6.0%	5.75%	5.5%
Future compensation increase rate	Graded(1)	Graded(1)	4.0%
Pension plan assets long-term rate of return	8.5%	8.5%	8.5%
Deferred investment gain/loss amortization corridor	5.0%	5.0%	5.0%
Future health care cost increase rate, age 64 and younger	9.0%	9.5%	10.0%
Future health care cost increase rate, age 65 and older	N/A	11.5%	12.25%

———————

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

18.

Employee Benefit Plans and Employment Agreements (continued)

Employee Pension Plan Asset Allocation:	As of December 31,
	2008	2007
Asset Category
Equity securities	52%	65%
Debt securities	37%	28%
Real estate	6%	4%
Other	5%	3%
Total	100%	100%

We use a December 31 measurement date for our pension and postemployment benefits.

Initial Application of SFAS 158

As discussed in Note 2, we adopted SFAS 158 as of December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the period in which the changes occur. Additional minimum pension liabilities (“AML”) and related intangible assets are derecognized upon adoption of the new standard. The effect of adoption increased assets by $9.8 million, increased liabilities by $39.4 million and decreased equity through accumulated other comprehensive income (“AOCI”) by $29.6 million.

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

The following table summarizes the effect of the required changes in the AML prior to the adoption of SFAS 158 and the effect of applying SFAS 158 on certain line items for the change in other comprehensive income (“OCI”) and AOCI:

($ in millions)	Dec 31, 2005	Year Ended
	AOCI	December 31, 2006
	Ending	Change in	SFAS 158	AOCI
	Balance	OCI	Adjustment	Balance

Minimum pension liability, net of taxes	$60.3	$(30.7)	$(29.6)	$—
Unrecognized loss and prior service cost, net of taxes	—	—	59.2	59.2

Pension Plans

We have two defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The supplemental plan provides benefits in excess of the primary plan. Retirement benefits under both plans are a function of years of service and compensation. Effective July 1, 2007 except for grandfathered employees, the formula for accruals from July 1, 2007 and thereafter was amended to a pension equity formula.

18.

Employee Benefit Plans and Employment Agreements (continued)

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2008	2007	2006

Service cost	$8.1	$11.4	$13.3
Interest cost	39.1	38.4	35.2
Plan assets expected return	(41.3)	(40.5)	(34.9)
Net loss amortization	6.9	6.4	9.9
Prior service cost amortization	0.3	0.9	0.9
Curtailment expense	0.3	—	—
Pension benefit expense	$13.4	$16.6	$24.4

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

Changes in Plan Assets and Benefit Obligations:	Years Ended December 31,
($ in millions)	2008	2007	2008	2007
	Employee Plan		Supplemental Plan
Plans’ Assets
Plan assets’ actual return	$(114.0)	$27.3	$—	$—
Employer contributions	—	20.0	6.5	6.2
Participant benefit payments	(29.4)	(29.0)	(6.5)	(6.2)
Change in plan assets	(143.4)	18.3	—	—
Plan assets, beginning of year	501.2	482.9	—	—
Plans’ assets, end of year	$357.8	$501.2	$—	$—

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(38.3)	$(39.6)	$(8.8)	$(10.3)
Actuarial gain (loss)	(2.3)	6.7	10.1	(10.0)
Participant benefit payments	29.4	29.0	6.5	6.2
Curtailment gain	5.0	—	0.4
Change in projected benefit obligation	(6.2)	(3.9)	8.2	(14.1)
Projected benefit obligation, beginning of year	(526.8)	(522.9)	(140.7)	(126.6)
Projected benefit obligation, end of year	$(533.0)	$(526.8)	$(132.5)	$(140.7)
Plan assets less than projected benefit obligations, end of year	$(175.2)	$(25.6)	$(132.5)	$(140.7)

Accumulated benefit obligation	$504.9	$492.6	$117.2	$122.3

Amounts Recognized in Consolidated Balance Sheet:	Years Ended December 31,
($ in millions)	2008	2007	2008	2007
	Employee Plan		Supplemental Plan

Other liabilities	$(175.2)	$(25.6)	$(132.5)	$(140.7)

Amounts recognized in accumulated other comprehensive	Years Ended December 31,
loss consist of:	2008	2007	2008	2007
($ in millions)	Employee Plan		Supplemental Plan

Prior service (credit) cost	$3.4	$5.2	$(1.3)	$(2.5)
Net actuarial loss	188.9	38.3	48.1	63.7
Total	$192.3	$43.5	$46.8	$61.2

18.

Employee Benefit Plans and Employment Agreements (continued)

Amounts in AOCI loss that are expected to be recognized as components	Employee	Supplemental
of net periodic cost (credit) during the next fiscal year are as follows:	Plan	Plan
($ in millions)

Prior service (credit) cost	$0.8	$(0.7)
Net actuarial loss	17.3	4.6
Total	$18.1	$3.9

We made a payment of $20.0 million to the pension plans during 2007. We made no payments to the pension plans during 2008. We have not made a final determination on our ultimate pension funding methodology for 2009. We have no required contributions in the first quarter, and we will be reviewing our funding assumptions in the second quarter to determine what, if any, contributions are to be made later in the year.

Other Postemployment Benefits

Components of Postretirement Benefit Expense:	Years Ended December 31,
($ in millions)	2008	2007	2006

Service cost	$1.6	$1.7	$1.9
Interest cost	3.9	3.8	4.3
Net gain amortization	(0.1)	(0.2)	—
Prior service cost amortization	(1.6)	(1.6)	(1.6)
Curtailment credit	(1.0)	—	—
Other postretirement benefit expense	$2.8	$3.7	$4.6

Changes in Plan Accumulated Benefit Obligation:	Years Ended December 31,
($ in millions)	2008	2007

Service and interest cost accrued	$(5.6)	$(5.5)
Actuarial gain (loss)	2.9	6.5
Participant benefit payments	6.9	7.1
Curtailment gain	0.6	—
Change in projected benefit obligation	4.8	8.1
Projected benefit obligations, beginning of year	(70.9)	(79.0)
Projected benefit obligations, end of year	$(66.1)	$(70.9)

Amounts Recognized in Consolidated Balance Sheet:	As of December 31,
($ in millions)	2008	2007

Other liabilities	$(66.1)	$(70.9)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:	As of December 31,
($ in millions)	2008	2007

Prior service credit	$(1.1)	$(3.2)
Net actuarial gain	(8.7)	(5.9)
Total	$(9.8)	$(9.1)

Amounts in AOCI loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $(1.3) million.

The health care cost trend rate affects the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $0.2 million with an immaterial change to the annual service and interest costs. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $0.3 million with an immaterial change to the annual service and interest costs.

18.

Employee Benefit Plans and Employment Agreements (continued)

10-Year Benefit Payout Projection:	Employee	Supplemental	Other
($ in millions)	Plan	Plan	Postretirement	Total

2009	$28.7	$6.5	$6.8	$42.0
2010	29.0	6.7	6.7	42.4
2011	29.3	6.9	6.6	42.8
2012	29.8	7.3	6.2	43.3
2013	30.4	7.5	5.9	43.8
2014 to 2018	166.9	42.4	26.3	235.6

Employment Agreements and Restructuring Expense

We have entered into agreements with certain key executives of the Company that will, in certain circumstances, provide separation benefits upon the termination of the executive’s employment by the Company for reasons other than death, disability, cause or retirement, or by the executive for “good reason,” as defined in the agreements. For most of these executives, the agreements provide this protection only if the termination occurs following (or is effectively connected with) the occurrence of a change of control of The Phoenix Companies, Inc., as defined in the agreements. Upon a change in control, we are required to make an irrevocable contribution to a trust as soon as possible following such change in control in an amount equal to pay such benefits payable under such agreements.

19.

Share-Based Payment

On January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective method.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Years Ended December 31,
($ in millions)	2008	2007	2006

Compensation cost charged to income from continuing operations	$7.4	$9.2	$5.1
Income tax benefit	$2.6	$3.2	$1.8

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2008.

Award Modifications

In connection with the spin-off dividend, outstanding stock option and RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, awards to Virtus employees were cancelled.

Stock Options

Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options vest over a three-year period while the directors’ options vest immediately. Once vested, options become exercisable. For stock options awarded, we recognize expense over the vesting period equal to their fair value at issuance. We calculate the fair value of options using the Black-Scholes option valuation model. The Stock Incentive Plan authorizes the issuance to officers and employees of up to that number of options equal to 5% of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, or approximately 5,250,000 shares, plus an additional 1%, or approximately 1,050,000 shares, for officers and employees, less the number of share options issuable under the Directors’ Stock Plan. The Directors’ Stock Plan authorizes the issuance to non-employee directors of up to that number of options equal to 0.5%, or approximately 525,000 shares, of the total number of common stock shares outstanding immediately after the initial public offering in June 2001, plus 500,000 shares, bringing the total to approximately 1,025,000 shares.

19.

Share-Based Payment (continued)

Key Assumptions Used in Option Valuation:	Years Ended December 31,
	2008	2007	2006

Expected term	6 years	10 years	10 years
Weighted-average expected volatility	42.9%	29.4%	24.8%
Weighted-average interest rate	2.9%	4.6%	4.6%
Weighted-average common share dividend yield	1.4%	1.1%	1.1%

Weighted-Average Fair Value:	Years Ended December 31,
	2008		2007
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of year	4,087,486	$14.79	4,522,618	$14.85
Granted	1,423,832	11.37	511,500	14.05
Exercised	(36,777)	10.33	(195,303)	10.20
Forfeited	(176,207)	12.69	(76,366)	13.93
Canceled/expired	(630,109)	15.82	(674,963)	16.06
Outstanding, prior to spin-off	4,668,225	13.73	4,087,486	N/A
Spin-off cancellations of Virtus employee awards	(498,098)	13.24	—	N/A
Spin-off modification, net	665,097	N/A	—	N/A
Outstanding, end of year	4,835,224	$11.90	4,087,486	$14.79

The aggregate intrinsic value of options outstanding at December 31, 2008 was zero.

As of December 31, 2008, 3.1 million options were vested and exercisable, with an aggregate intrinsic value of zero. These options had a weighted-average exercise price of $12.78 and a weighted-average remaining contractual term of 5.6 years.

Weighted-Average Fair Value:	Years Ended December 31,
	2008		2007		2006
	Common	Grant Date	Common	Grant Date	Common	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Options granted	1,232,244	$4.47	372,500	$5.79	305,600	$5.88

Option Values:	Years Ended December 31,
($ in millions)	2008	2007	2006

Intrinsic value of options exercised	$0.0	$0.3	$0.4

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $1.1 million and $1.5 million, respectively. We issue new shares to satisfy option exercises.

As of December 31, 2008, $3.7 million of total compensation cost related to non-vested stock options was unrecognized. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units and Restricted Stock

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

19.

Share-Based Payment (continued)

Total RSU Activity at	Years Ended December 31,
Weighted-Average Grant Price:	2008		2007
	RSUs	Fair Value	RSUs	Fair Value

Outstanding, beginning of year	1,664,021	$11.86	1,432,454	$10.73
Awarded	761,301	10.66	969,769	13.40
Conversion of performance-contingent awards	141,339	14.86	—	N/A
Converted to common shares/applied to taxes	(106,524)	13.85	(712,617)	11.58
Canceled	(128,505)	13.48	(25,585)	14.55
Outstanding, prior to spin-off	2,331,632	11.47	1,664,021	N/A
Spin-off cancellations of Virtus employee awards	(274,362)	13.76	—	N/A
Spin-off modifications, net	127,118	N/A	—	N/A
Outstanding, end of year	2,184,388	$2.82	1,664,021	$11.86

Generally, the shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

Weighted-Average Fair Value:	Years Ended December 31,
	2008		2007		2006
		Grant Date		Grant Date		Grant Date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value

RSUs awarded	702,099	$10.93	251,571	$14.01	718,357	$14.58

RSU Values:	Years Ended December 31,
	2008	2007	2006

Intrinsic value of RSUs converted	0.1	5.6	12.9
Total grant date fair value of RSUs vested converted to common shares	0.1	6.2	12.2

As of December 31, 2008, $5.0 million of total compensation cost related to service-vested RSU awards was unrecognized. That cost is expected to be recognized over a weighted-average period of 2.0 years.

In addition to the RSU activity above, 2.7 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2010.

20.

Earnings Per Share

Shares Used in Calculation of Earnings Per Share:	Years Ended December 31,
(shares in thousands)	2008	2007	2006

Weighted-average common shares outstanding	114,382	114,091	110,932
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,908	1,751	2,082
Employee stock options	19	147	167
Potential common shares	1,927	1,898	2,249
Less: Potential common shares excluded from calculation due to net losses	(1,927)	—	—
Dilutive potential common shares	—	1,898	2,249
Weighted-average common shares outstanding, including dilutive potential common shares	114,382	115,989	113,181

21.

Discontinued Operations

Spin-Off of Virtus

On February 7, 2008, we announced that our board of directors had decided to pursue the spin-off our asset management subsidiary, Virtus, formerly known as Phoenix Investment Partners, Ltd., excluding the assets and business of Goodwin in order to enhance stockholder value. On December 12, 2008, our board of directors formally approved the spin-off and declared a dividend payable to each holder of record at the close of business on December 22, 2008 of one share of Virtus common stock for every 20 shares of our common stock held by such holder. We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

In connection with the spin-off, we and Virtus entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between us and Virtus following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement.

Prior to the spin-off, Phoenix Life held an inter-company note receivable from Virtus, with a remaining principal balance of $33 million. In connection with the spin-off, Virtus repaid $13 million in principal and issued to Phoenix Life a new $20 million secured note to replace the $20 million remaining principal balance on the old note. The new note was issued at a market rate of interest and other arms length terms and is scheduled to be repaid by December 31, 2010.

Summarized financial information for our discontinued asset management operations is as follows:

Summarized Balance Sheet for Asset Management:	As of December 31,
($ in millions)	2008	2007

Assets	$—	$745.6
Liabilities	$—	$80.7

Summarized Results of Operations for Asset Management:	Years Ended December 31,
	2008	2007	2006

Revenues	$142.6	$204.7	$203.7
Expenses	(740.3)	(192.3)	(234.8)
Earnings before taxes	(597.7)	12.4	(31.1)
Income tax (expense) benefit	46.1	(7.8)	11.4
Net earnings from discontinued operations	$(551.6)	$4.6	$(19.7)

Expenses for 2008 include goodwill and intangible asset impairment charges of $536.7 million before taxes, most of which was incurred during the third and fourth quarters. During the third quarter of 2008, we determined that a triggering event had occurred as a result of changes in the market environment, significant reductions in the market multiples for asset managers and accumulation of additional valuation data. The changes in the market environment were primarily driven by equity market declines in the third quarter. We used a discounted cash flow model to calculate the fair value of definite- and indefinite-lived intangible assets. The primary drivers of the impairment were a reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows.

Sale of EMCO

During 2007, we sold 100% of the stock held by us in Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. The net after-tax income (loss) included in discontinued operations for the years ended December 31, 2007 and 2006 was $(3.5) million and $1.1 million, respectively.

Discontinued Reinsurance Operations

During 1999, we discontinued our reinsurance operations as further described in Note 24.

22.

Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2008, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

•

policy acquisition costs are expensed when incurred;

•

impairments on investments are based on different assumptions;

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

The Company requested as a permitted practice its intent to accelerate the admission of the remaining $13.7 million indemnity reserve related to the Company’s surplus notes into Phoenix Life’s statutory surplus as of December 31, 2008. The request was approved by the New York Department of Insurance on February 20, 2009.

Statutory Financial Data for Phoenix Life:	As of or for the Years Ended December 31,
($ in millions)	2008	2007	2006

Statutory capital, surplus, and surplus notes	$758.9	$848.1	$932.5
Asset valuation reserve (“AVR”)	94.4	192.6	187.8
Statutory capital, surplus, surplus notes and AVR	$853.3	$1,040.7	$1,120.3
Statutory gain from operations	$53.4	$115.2	$131.6
Statutory net income (loss)	$(82.3)	$80.0	$162.0

New York Insurance Law requires that New York life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same risk-based capital requirements. Phoenix Life and each of its insurance subsidiaries’ risk-based capital was in excess of 325% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2008 and 2007.

Our primary sources of liquidity are dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to us in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid dividends of $83.8 million in 2008 and is able to pay $53.4 million in dividends in 2009 without prior approval from the New York State Insurance Department.

Our principal liquidity needs at the holding company level are debt service ($36 million in 2009), income taxes and operating expenses.

23.

Premises and Equipment

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2008		2007
		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$89.7	$29.0	$106.8	$36.1
Equipment	229.2	55.2	213.1	49.2
Premises and equipment cost and carrying value	318.9	$84.2	319.9	$85.3
Accumulated depreciation and amortization	(234.7)		(234.6)
Premises and equipment	$84.2		$85.3

Depreciation and amortization expense for premises and equipment for 2008, 2007 and 2006 totaled $13.1 million, $12.8 million and $12.1 million, respectively.

Rental expenses for operating leases, principally with respect to buildings, amounted to $2.2 million, $3.0 million and $2.7 million in 2008, 2007 and 2006, respectively. Future minimum rental payments under non-cancelable operating leases were $10.1 million as of December 31, 2008, payable as follows: in 2009, $1.8 million; in 2010, $1.5 million; in 2011, $1.4 million; in 2012, $1.1 million; in 2013, $1.1 million and thereafter, $3.2 million.

24.

Contingent Liabilities

Spin-off

In anticipation of the spin-off of the Company’s asset management business on December 31, 2008, the Company entered into a Separation Agreement, Plan of Reorganization and Distribution by and between the Company and Virtus (the “Separation Agreement”) on December 18, 2008. In addition to other matters, the Separation Agreement requires Virtus to retain all litigation, arbitration and regulatory matter liabilities related to Virtus, its subsidiaries and the Company’s historical asset management business, with certain limited exceptions (the “Liabilities”). Based on current information, and considering the retention of the Liabilities by Virtus, we believe that the outcome of the litigation, arbitration and regulatory matters related to the Liabilities are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition or to have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, employer, investor or investment advisor.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Regulatory Matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

24.

Contingent Liabilities (continued)

For example, in fourth quarter of 2008, the New York State Insurance Department completed the on-site portion and initiated the off-site portion of its routine quinquennial financial and market conduct exam of Phoenix Life and its New York domiciled life insurance subsidiary for the five year period ending December 31, 2007. Additionally, in the fourth quarter of 2008, the State of Connecticut Insurance Department initiated the on-site portion of a routine financial examination of the Connecticut domiciled life insurance subsidiaries of Phoenix Life for the five year period ending December 31, 2008.

Regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

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

25.

Other Commitments

During 2008, we announced an agreement under which Electronic Data Systems (“EDS”) will continue managing technology infrastructure and software applications through 2015. Our total investment in business technology with EDS, including the value of the new agreement, will be $129.0 million from January 2009 through December 2015.

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of December 31, 2008, the Company had committed $117.8 million under such investments, of which $25.7 million is expected to be disbursed by December 31, 2009.

In connection with the sale of certain venture capital partnerships, Phoenix Life has issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. We believe the likelihood that we will have to perform under this guarantee is remote.

In connection with the sale of a portion of the asset management business through the issuance of preferred stock to Harris Bankcorp, Inc. (“Harris”), there exists a put right which requires Virtus to repurchase certain preferred stock for $10 million liquidation preference if Harris exercises the right, which cannot occur prior to October 31, 2011. If all or any part of Virtus’ obligations are not paid when due, Phoenix has guaranteed payment upon demand by Harris.

26.

Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position:	As of December 31,
($ in millions)	2008	2007
Assets
Available-for-sale debt securities, at fair value	$15.8	$45.3
Cash and cash equivalents	34.0	172.3
Investment in Phoenix Life	1,045.5	1,766.8
Investment in Virtus	—	613.5
Investments in other subsidiaries	21.6	15.4
Advances to subsidiaries	137.9	167.4
Deferred income taxes	167.2	133.5
Other assets	157.1	137.7
Total assets	$1,579.1	$3,051.9
Liabilities and Stockholders’ Equity
Indebtedness (Note 10)	$283.9	$453.7
Accrued pension and postemployment benefits (Note 18)	373.8	237.8
Other liabilities	56.4	81.4
Total liabilities	714.1	772.9
Total stockholders’ equity	865.0	2,279.0
Total liabilities and stockholders’ equity	$1,579.1	$3,051.9

Parent Company Results of Operations:	Years Ended December 31,
($ in millions)	2008	2007	2006
Revenues
Dividends received from subsidiary, Phoenix Life	$83.8	$92.2	$87.5
Investment income	1.2	39.0	40.5
Net realized investment gains (losses)	(18.4)	2.2	1.4
Total revenues	66.6	133.4	129.4
Interest expense	24.1	31.7	31.3
Other operating expenses	17.1	18.6	20.6
Total expenses	41.2	50.3	51.9
Income before income taxes and equity in undistributed losses of subsidiaries	25.4	83.1	77.5
Income tax benefit	36.5	14.3	3.8
Income before equity in undistributed earnings of subsidiaries	61.9	97.4	81.3
Equity in undistributed earnings of subsidiaries	(236.3)	19.2	32.5
Income (loss) from continuing operations	(174.4)	116.6	113.8
Income (loss) from discontinued operations	(551.6)	1.0	(18.5)
Net income (loss)	$(726.0)	$117.6	$95.3

26.

Condensed Financial Information of The Phoenix Companies, Inc. (continued)

Parent Company Cash Flows:	Years Ended December 31,
($ in millions)	2008	2007	2006
Operating Activities
Cash dividends received from subsidiary	$83.8	$92.2	$87.5
Investment income received	1.7	10.1	13.2
Interest, income taxes and other expenses paid, net	(61.5)	(21.9)	(17.4)
Cash from operating activities	24.0	80.4	83.3
Debt security sales (purchases), net	21.6	100.4	(150.9)
Advances to subsidiaries and capital contributed to subsidiaries	(12.4)	(64.0)	(49.8)
Purchase of subsidiaries	—	(13.4)	—
Cash from (for) investing activities	9.2	23.0	(200.7)
Repayment of debt	(153.7)	—	—
Common stock issuance	0.6	7.3	165.6
Common stock dividend paid	(18.4)	(18.4)	(18.1)
Cash from (for) financing activities	(171.5)	(11.1)	147.5
Change in cash and cash equivalents	(138.3)	92.3	30.1
Cash and cash equivalents, beginning of year	172.3	80.0	49.9
Cash and cash equivalents, end of year	$34.0	$172.3	$80.0

27.

Additional Operating Cash Flow Information

Operating Cash Flows on Indirect Basis:	Years Ended December 31,
($ in millions)	2008	2007	2006
OPERATING ACTIVITIES
Income from continuing operations	$(174.4)	$116.6	$113.8
Net realized investment gains (losses)	295.9	6.0	(75.2)
Amortization and depreciation	11.7	12.3	8.7
Investment (gains) losses	1.2	(71.5)	(52.4)
Deferred income tax expense	(110.0)	26.0	42.5
Decrease (increase) in receivables	(23.2)	15.2	(22.9)
Deferred policy acquisition costs increase	9.0	(270.9)	(183.3)
Increase in policy liabilities and accruals	157.3	424.1	354.2
Other assets and other liabilities net change	(67.7)	(9.6)	(2.0)
Cash from continuing operations	99.8	248.2	183.4
Discontinued operations, net	(45.9)	40.6	56.8
Cash from operating activities	$53.9	$288.8	$240.2

28.

Supplemental Unaudited Financial Information

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2008

Revenues	$531.3	$566.0	$511.3	$399.7

Income (loss) from continuing operations(1)	$(4.7)	$11.2	$(13.9)	$(167.0)

Net income (loss)(2)	$(14.4)	$6.2	$(339.5)	$(378.3)

Earnings per share:
Basic	$(0.13)	$0.05	$(2.97)	$(3.31)
Diluted	$(0.13)	$0.05	$(2.97)	$(3.31)

28.

Supplemental Unaudited Financial Information (continued)

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2007

Revenues	$614.3	$577.5	$587.2	$588.5

Income (loss) from continuing operations	$46.0	$26.3	$45.4	$(1.1)

Net income	$48.7	$30.9	$34.9	$3.1

Earnings per share:
Basic	$0.42	$0.27	$0.30	$0.03
Diluted	$0.42	$0.27	$0.30	$0.03

———————

(1)

The primary driver of the significant loss from continuing operations in the fourth quarter of 2008 was the acceleration of deferred policy acquisition cost amortization due to the annual unlocking that occurred in the quarter with a negative impact to earnings of $183.8 million.

(2)

The primary driver of the significant net loss in the fourth quarter of 2008 was an impairment of goodwill on our discontinued asset management business combined with the deferred policy acquisition cost unlocking noted in (1) above.

29.

Subsequent Events

On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable and also revised our senior debt rating outlook to negative from stable.

On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3 and downgraded our senior debt rating to Ba1 from Baa3. The ratings remain on review for possible further downgrade as was previously announced on December 9, 2008.

On March 2, 2009, Standard and Poor’s downgraded our financial strength rating to BBB from BBB+ and downgraded our senior debt rating to BB from BB+. At the same time, Standard and Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009. The outlook is negative.

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative.

On March 3, 2009, State Farm informed us that it intends to suspend the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 27% of our total life insurance premiums and approximately 68% of our annuity deposits.

On March 4, 2009, National Life Group also informed us that it intends to suspend the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 14% of our annuity deposits.

The actions by these key distribution partners and rating agencies will likely have a material adverse effect on our future results. We are currently assessing the impact of these recent developments on our business prospects, operations and strategy.

EXHIBIT INDEX

Exhibit

2.1

Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to the Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

3.1

Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

3.2	By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

4.1	Amended and Restated Certificate of Incorporation and By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 hereto, respectively)

4.2

Stockholder Rights Agreement, dated as of June 19, 2001, between The Phoenix Companies, Inc. and Equiserve Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

4.3

Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of The Phoenix Companies, Inc. (attached as Exhibit A to the Stockholder Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Right Certificate (attached as Exhibit B to the Stockholder Rights Agreement filed as Exhibit 4.2 hereto)

4.5

Form of Share Certificate for Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report of Form 10-Q filed May 8, 2008)

10.2	First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated*

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.6

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.7	The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.8	The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.9	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated*

10.10	The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated*

10.11

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.12

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.13

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.14

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.15

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.16	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.17

Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.18

Form of Restricted Stock Units Agreement for 3-Year Performance-Based Long-Term Incentive Cycles (incorporated herein by reference to Exhibit 10.23 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.19

The Phoenix Companies, Inc. Executive Severance Allowance Plan, as amended and restated (incorporated herein by reference to Exhibit 10.33 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.20

The Phoenix Companies, Inc. Annual Incentive Plan for Executive Officers, as amended and restated (incorporated herein by reference to Exhibit 10.35 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.21	The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.22	The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.23	The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.24

Form of Change in Control Agreement (for employees receiving reimbursement for certain excise taxes) (incorporated herein by reference to Exhibit 10.29 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.25

Form of Change in Control Agreement (for use in all other instances) (incorporated herein by reference to Exhibit 10.30 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.26

Letter Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.42 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.27	Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young *

10.28	Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young*

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

10.31	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.32	Discussion of compensation of David R. Pellerin (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.33

Table of Board Compensation for the Directors of The Phoenix Companies, Inc. as adopted on October 29, 2007, (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 1, 2007)

10.34	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.35

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.36

First Amended and Restated Credit Agreement dated as of April 2, 2008, by and among The Phoenix Companies, Inc., and Phoenix Life Insurance Company as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 7, 2008)

10.37

First Amendment to First Amended and Restated Credit Agreement, dated as of November 7, 2008, by and among The Phoenix Companies, Inc. and Phoenix Life Insurance Company as borrowers; Wachovia Bank, National Association, as administrative agent; The Bank of New York, as syndication agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as documentation agents; and the other lenders party thereto (incorporated herein by reference to Exhibit 10.55 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated November 10, 2008)

10.38

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.39

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.40

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.41

Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.42

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.43

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.44

Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 6, 2009)

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