Form 10-Q
period 2009-03-31
PHOENIX COMPANIES INC/DE
filed 2009-05-08
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES ☐     NO ☑

On April 30, 2009, the registrant had 115.6 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheet

($ in millions, except share data)

March 31, 2009 (unaudited) and December 31, 2008

	Mar 31,	Dec 31,
	2009	2008
ASSETS:
Available-for-sale debt securities, at fair value	$9,802.3	$9,831.0
Available-for-sale equity securities, at fair value	25.1	25.2
Venture capital partnerships, at equity in net assets	185.7	200.8
Policy loans, at unpaid principal balances	2,595.2	2,535.7
Other investments	618.2	616.9
Fair value option investments	64.9	84.1
	13,291.4	13,293.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0
Total investments	13,291.4	13,441.7
Cash and cash equivalents	152.7	381.1
Accrued investment income	212.2	203.4
Receivables	406.9	411.5
Deferred policy acquisition costs	2,681.5	2,731.4
Deferred income taxes	346.5	456.7
Goodwill	30.1	30.1
Other assets	167.1	182.7
Separate account assets	7,537.3	7,930.2
Total assets	$24,825.7	$25,768.8

LIABILITIES:
Policy liabilities and accruals	$13,907.2	$14,008.8
Policyholder deposit funds	1,540.4	1,616.6
Indebtedness	452.1	458.0
Other liabilities	523.3	645.0
Non-recourse collateralized obligations	—	245.2
Separate account liabilities	7,537.3	7,930.2
Total liabilities	23,960.3	24,903.8

CONTINGENT LIABILITIES (NOTE 16)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 127.0 million and 126.7 million shares issued	1.3	1.3
Additional paid-in capital	2,625.9	2,626.4
Accumulated deficit	(902.5)	(839.5)
Accumulated other comprehensive loss	(679.8)	(743.7)
Treasury stock, at cost: 11.4 million and 12.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	865.4	865.0
Total liabilities and stockholders’ equity	$24,825.7	$25,768.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2009 and 2008

	2009	2008
REVENUES:
Premiums	$172.2	$180.2
Insurance, investment management and product fees	158.9	149.6
Net investment income	185.6	248.2
Net realized investment gains (losses), excluding impairment losses	63.7	(6.3)
Other-than-temporary impairment losses(1)	(38.3)	(40.4)
Total revenues	542.1	531.3

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	318.8	335.8
Policyholder dividends	37.8	73.7
Policy acquisition cost amortization	65.7	40.0
Interest expense on indebtedness	8.5	10.2
Interest expense on non-recourse collateralized obligations	—	3.2
Other operating expenses	78.3	75.2
Total benefits and expenses	509.1	538.1
Income (loss) before income taxes	33.0	(6.8)
Income tax (expense) benefit	(106.0)	2.1
Loss from continuing operations	(73.0)	(4.7)
Loss from discontinued operations, net of income taxes	(1.8)	(9.7)
Net loss	$(74.8)	$(14.4)

EARNINGS PER SHARE:
Loss from continuing operations – basic	$(0.63)	$(0.04)
Loss from continuing operations – diluted	$(0.63)	$(0.04)
Loss from discontinued operations – basic	$(0.02)	$(0.08)
Loss from discontinued operations – diluted	$(0.02)	$(0.08)
Net loss – basic	$(0.65)	$(0.13)
Net loss – diluted	$(0.65)	$(0.13)
Basic weighted-average common shares outstanding (in thousands)	115,619	114,336
Diluted weighted-average common shares outstanding (in thousands)	115,619	114,336

COMPREHENSIVE INCOME (LOSS):
Net loss	$(74.8)	$(14.4)
Net unrealized investment gains (losses) (Note 6)	22.7	(11.8)
Net unrealized other gains (Note 9)	35.2	—
Net unrealized derivative instruments losses	(2.6)	(1.4)
Other comprehensive income (loss)	55.3	(13.2)
Comprehensive loss	$(19.5)	$(27.6)

———————

(1)

The 2009 amount represents gross impairments of $57.7 million less $19.4 million, which was recognized in other comprehensive loss.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Cash Flows

($ in millions)

Three Months Ended March 31, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES:
Premiums collected	$159.7	$196.9
Insurance, investment management and product fees collected	157.7	149.4
Investment income collected	216.9	228.2
Policy benefits paid, excluding policyholder dividends	(402.6)	(248.8)
Policyholder dividends paid	(77.3)	(82.7)
Policy acquisition costs paid	(40.5)	(142.2)
Interest expense on indebtedness paid	(5.6)	(8.2)
Interest expense on collateralized obligations paid	—	(1.2)
Other operating expenses paid	(107.8)	(97.5)
Income taxes paid	(2.4)	(18.3)
Cash for continuing operations	(101.9)	(24.4)
Discontinued operations, net	(8.6)	(25.7)
Cash for operating activities	(110.5)	(50.1)

INVESTING ACTIVITIES:
Investment purchases	(1,716.5)	(1,144.0)
Investment sales, repayments and maturities	1,669.2	1,220.9
Debt and equity securities pledged as collateral sales	—	25.0
Premises and equipment additions	(2.3)	(5.1)
Discontinued operations, net	11.9	27.8
Cash from (for) investing activities	(37.7)	124.6

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	190.5	178.4
Policyholder deposit fund withdrawals	(262.1)	(275.7)
Indebtedness repayments	(1.3)	(153.7)
Collateralized obligations repayments	—	(23.3)
Proceeds from stock options exercised	—	0.1
Cash for financing activities	(72.9)	(274.2)
Change in cash and cash equivalents	(221.1)	(199.7)
Cash and cash equivalents, beginning of period	373.8	541.2
Cash and cash equivalents, end of period	$152.7	$341.5

Included in cash and cash equivalents above is cash pledged as collateral of $0.0 and $15.7 million at March 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three Months Ended March 31, 2009 and 2008

	Three Months
	2009	2008
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,626.4	$2,616.1
Issuance of shares and compensation expense on stock compensation awards	(0.5)	3.4
Balance, end of period	$2,625.9	$2,619.5

ACCUMULATED DEFICIT:
Balance, beginning of period	$(839.5)	$(20.7)
Adjustment for initial application of SFAS 159 (Note 2)	—	(2.9)
Cumulative effect adjustment of FSP FAS 115-2 (Note 2)	11.8	—
Adjusted beginning balance	(827.7)	(23.6)
Net loss	(74.8)	(14.4)
Balance, end of period	$(902.5)	$(38.0)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(743.7)	$(138.2)
Adjustment for initial application of SFAS 159 (Note 2)	—	2.9
Cumulative effect adjustment of FSP FAS 115-2 (Note 2)	8.6	—
Adjusted beginning balance	(735.1)	(135.3)
Other comprehensive income (loss)	55.3	(13.2)
Balance, end of period	$(679.8)	$(148.5)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$865.0	$2,279.0
Change in stockholders’ equity	0.4	(24.2)
Stockholders’ equity, end of period	$865.4	$2,254.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

1.

Organization and Operations

Phoenix Mutual Life Insurance Company was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, the Company redomiciled to New York and changed its name to Phoenix Home Life Mutual Insurance Company (“Phoenix Home Life”).

On June 25, 2001, the effective date of its demutualization, Phoenix Home Life converted from a mutual life insurance company to a stock life insurance company, became a wholly owned subsidiary of The Phoenix Companies, Inc. (the “Company” or “PNX”) and changed its name to Phoenix Life Insurance Company.

The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company and PHL Variable Insurance Company. We provide life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.

Effective December, 31, 2008, we distributed our interest in our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., to PNX’s shareholders in a spin-off dividend. See Note 21 in our 2008 Annual Report on Form 10-K for further information regarding the spin-off transaction. We have reflected the results of Virtus prior to the distribution as discontinued operations in these financial statements.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Significant intercompany balances and transactions have been eliminated. We have reclassified certain amounts for 2008 to conform with 2009 presentation.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals and the valuation of goodwill; the valuation of investments in debt and equity securities and venture capital partnerships; the valuation of deferred tax assets; pension and other postemployment benefits liabilities; and accruals for contingent liabilities. Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2008 Annual Report on Form 10-K.

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2009 are not necessarily indicative of the results that may be expected for the year 2009. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2008 Annual Report on Form 10-K.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Risks Associated with Current Economic Environment

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our general account investments decreased by $1.3 billion, before offsets, due to net unrealized losses on investments. While the unrealized loss improved modestly in the first quarter of 2009, the valuations on our investments have been under stress. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

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

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, have also been adversely affected. There may be similar adverse effects in the future. These assets generate returns that are more volatile than other asset classes. For example, in 2008 our net investment income related to these investments declined $60.6 million and declined by another $19.8 million in the first quarter of 2009. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding. We made a contribution of $1.9 million to the pension plan during the second quarter of 2009.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $74.8 million in the first quarter of 2009. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Adoption of new accounting standards

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which further clarifies the application of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. FSP FAS 157-4 supersedes FSP FAS 157-3, which was effective upon issuance on October 10, 2008. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-4 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of FSP FAS 157-4 had no material effect on our financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which changes the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The FSP addresses how to evaluate whether an impairment is other than temporary, and modifies the existing requirement from the intent and ability to hold a security, to an assessment of whether it is more likely than not that the Company will be required to sell the security before recovery. Additionally, the guidance provides for the separation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. FSP FAS 115-2 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of FSP FAS 115-2 resulted in a decrease to our January 1, 2009 accumulated deficit and a decrease to our January 1, 2009 accumulated other comprehensive loss. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect resulted in a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, which includes an adjustment of $12.6 million to the deferred tax valuation allowance.

2.

Basis of Presentation and Significant Accounting Policies (continued)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Our adoption of this FSP had no material effect on our financial condition or results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share. FSP EITF 03-6-1 was effective for us January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of GAAP-basis financial statements. The Standard is effective for us in 2009 and does not have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes requirements for the presentation of minority interests and for deconsolidation accounting. SFAS 160 was effective for us January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.

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

Accounting standards not yet adopted

In January 2009, the FASB issued FSP No. FAS 132(R)-1, Employer’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). The FSP expands the disclosures set forth in SFAS 132(R) by adding required disclosures about: how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, the FSP requires an employer to disclose: the level of the fair value hierarchy into which plan assets fall, information about the inputs that valuation techniques used to measure the fair value of plan assets, and a reconciliation of the beginning and ending balances of plan assets in level 3 of the fair value hierarchy. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The FSP will not have a material effect on our financial statements.

Significant Accounting Policies

Effective January 1, 2009, we changed our accounting policy related to net investment income and realized gains (losses) in conjunction with our adoption of FSP FAS 115-2. All other accounting policies are the same as filed in our 2008 Annual Report on Form 10-K.

Net Investment Income and Net Realized Investment Gains (Losses)

We recognize realized investment gains (losses) on asset dispositions on a first-in, first-out basis. We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery, and

•

the financial condition of and near term prospects of the issuer.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred.

The closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses and other-than-temporary impairments, are each reported separately as components of net income.

3.

Business Combinations and Dispositions

Spin-Off of Virtus

We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management. In connection with the spin-off, Virtus and we entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between Virtus and us following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement. We recently amended the tax separation agreement to clarify positions we intend to take with regard to certain tax elections related to the spin-off.

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

4.

Demutualization and Closed Block (continued)

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

Closed Block Assets and Liabilities:	Mar 31,	Dec 31,
($ in millions)	2009	2008	Inception

Debt securities	$5,969.3	$6,011.4	$4,773.1
Equity securities	9.0	9.0	—
Mortgage loans	7.8	8.9	399.0
Venture capital partnerships	174.0	188.5	—
Policy loans	1,411.6	1,377.0	1,380.0
Other investments	146.5	153.3	—
Total closed block investments	7,718.2	7,748.1	6,552.1
Cash and cash equivalents	21.5	57.2	—
Accrued investment income	112.5	113.0	106.8
Receivables	53.8	49.5	35.2
Deferred income taxes	419.3	418.3	389.4
Other closed block assets	330.5	338.0	6.2
Total closed block assets	8,655.8	8,724.1	7,089.7
Policy liabilities and accruals	9,626.5	9,742.7	8,301.7
Policyholder dividends payable	312.1	311.1	325.1
Other closed block liabilities	93.1	72.0	12.3
Total closed block liabilities	10,031.7	10,125.8	8,639.1
Excess of closed block liabilities over closed block assets	$1,375.9	$1,401.7	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Obligations:	from	March 31,
($ in millions)	Inception	2009	2008

Closed block revenues
Premiums	$8,463.6	$159.8	$175.5
Net investment income	5,066.8	103.7	140.9
Net realized investment losses	(211.1)	(13.3)	(16.5)
Total revenues	13,319.3	250.2	299.9
Policy benefits, excluding dividends	9,159.5	196.4	209.8
Other operating expenses	85.2	1.2	1.9
Total benefits and expenses, excluding policyholder dividends	9,244.7	197.6	211.7
Closed block contribution to income before dividends and income taxes	4,074.6	52.6	88.2
Policyholder dividends	(3,386.3)	(37.7)	(73.6)
Closed block contribution to income before income taxes	688.3	14.9	14.6
Applicable income tax expense	(238.5)	(5.0)	(4.6)
Closed block contribution to income	$449.8	$9.9	$10.0

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,431.5	$37.7	$73.6
Policyholder dividends provided through other comprehensive income	(41.1)	40.5	(82.9)
Additions to (reductions in) policyholder dividend liabilities	3,390.4	78.2	(9.3)
Policyholder dividends paid	(3,403.4)	(77.2)	(82.6)
Increase (decrease) in policyholder dividend liabilities	(13.0)	1.0	(91.9)
Policyholder dividend liabilities, beginning of period	325.1	311.1	578.8
Policyholder dividend liabilities, end of period	312.1	312.1	486.9
Policyholder dividends payable, end of period	(312.1)	(312.1)	(337.1)
Policyholder dividend obligation, end of period	$—	$—	$149.8

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Policy acquisition costs deferred	$36.1	$142.2
Costs amortized to expenses:
Recurring costs	(66.2)	(46.0)
Net realized investment gains	0.4	6.0
Offsets to net unrealized investment (gains) losses included in other comprehensive income	(15.6)	43.8
Cumulative effect of FSP FAS 115-2	(4.6)	—
Change in deferred policy acquisition costs	(49.9)	146.0
Deferred policy acquisition costs, beginning of period	2,731.4	2,089.9
Deferred policy acquisition costs, end of period	$2,681.5	$2,235.9

6.

Investing Activities

Debt and equity securities

See Note 9 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities:	March 31, 2009		December 31, 2008
	Fair	Amortized	Fair	Amortized
($ in millions)	Value	Cost	Value	Cost

U.S. government and agency	$1,019.0	$1,009.8	$608.7	$609.4
State and political subdivision	193.4	195.4	192.7	195.2
Foreign government	175.1	164.9	182.5	174.3
Corporate	5,449.3	6,385.0	5,812.0	6,767.3
Commercial mortgage-backed	888.6	1,054.2	925.7	1,088.7
Residential mortgage-backed	1,432.1	1,595.3	1,480.5	1,654.3
CDO/CLO	226.4	381.1	169.6	384.0
Other asset-backed	418.4	591.3	459.3	603.0
Available-for-sale debt securities	$9,802.3	$11,377.0	$9,831.0	$11,476.2

Amounts applicable to the closed block	$5,969.3	$6,714.1	$6,011.4	$6,796.7

Available-for-sale equity securities	$25.1	$24.2	$25.2	$24.3

Amounts applicable to the closed block	$9.0	$9.1	$9.0	$9.1

Unrealized Gains and Losses from General Account Securities:	March 31, 2009		December 31, 2008
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$31.2	$(22.0)	$23.9	$(24.6)
State and political subdivision	5.4	(7.4)	4.8	(7.3)
Foreign government	12.3	(2.1)	11.0	(2.8)
Corporate	56.7	(992.4)	43.0	(998.3)
Commercial mortgage-backed	3.4	(169.0)	2.4	(165.4)
Residential mortgage-backed	35.4	(198.6)	19.7	(193.5)
CDO/CLO	0.3	(155.0)	—	(214.4)
Other asset-backed	2.2	(175.1)	3.5	(147.2)
Debt securities gains (losses)	$146.9	$(1,721.6)	$108.3	$(1,753.5)
Debt securities net losses		$(1,574.7)		$(1,645.2)

Equity securities gains (losses)	$1.1	$(0.2)	$1.1	$(0.2)
Equity securities net gains	$0.9		$0.9

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of March 31, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$16.8	$(0.9)	$74.4	$(21.1)	$91.2	$(22.0)
State and political subdivision	22.2	(2.6)	33.2	(4.8)	55.4	(7.4)
Foreign government	30.9	(1.1)	5.8	(1.0)	36.7	(2.1)
Corporate	2,161.5	(275.5)	1,919.8	(716.9)	4,081.3	(992.4)
Commercial mortgage-backed	261.0	(22.8)	407.8	(146.2)	668.8	(169.0)
Residential mortgage-backed	37.6	(16.4)	500.9	(182.2)	538.5	(198.6)
CDO/CLO	34.9	(25.2)	175.4	(129.8)	210.3	(155.0)
Other asset-backed	97.6	(19.4)	255.5	(155.7)	353.1	(175.1)
Debt securities	$2,662.5	$(363.9)	$3,372.8	$(1,357.7)	$6,035.3	$(1,721.6)
Equity securities	—	—	0.8	(0.2)	0.8	(0.2)
Total temporarily impaired securities	$2,662.5	$(363.9)	$3,373.6	$(1,357.9)	$6,036.1	$(1,721.8)

Amounts inside the closed block	$1,685.4	$(213.9)	$1,746.3	$(636.9)	$3,431.7	$(850.8)

Amounts outside the closed block	$977.1	$(150.0)	$1,627.3	$(721.0)	$2,604.4	$(871.0)

Amounts outside the closed block that are below investment grade	$138.6	$(53.0)	$307.4	$(260.2)	$446.0	$(313.2)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(46.5)		$(211.6)		$(258.1)

Number of securities		1,231		1,882		3,113

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of amortized cost totaled $285.9 million at March 31, 2009 ($89.2 million after offsets for taxes and deferred policy acquisition costs). Of this amount, $30.6 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $184.2 million at March 31, 2009 ($28.6 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation). Of this amount, $21.1 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at March 31, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2008
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$79.8	$(5.1)	$33.7	$(19.5)	$113.5	$(24.6)
State and political subdivision	37.9	(4.7)	39.3	(2.6)	77.2	(7.3)
Foreign government	64.9	(2.8)	1.0	—	65.9	(2.8)
Corporate	2,694.0	(358.4)	1,765.2	(639.9)	4,459.2	(998.3)
Commercial mortgage-backed	559.2	(66.9)	242.6	(98.5)	801.8	(165.4)
Residential mortgage-backed	99.8	(15.0)	456.2	(178.5)	556.0	(193.5)
CDO/CLO	42.2	(42.9)	123.9	(171.5)	166.1	(214.4)
Other asset-backed	123.5	(25.1)	256.9	(122.1)	380.4	(147.2)
Debt securities	$3,701.3	$(520.9)	$2,918.8	$(1,232.6)	$6,620.1	$(1,753.5)
Equity securities	0.9	(0.2)	—	—	0.9	(0.2)
Total temporarily impaired securities	$3,702.2	$(521.1)	$2,918.8	$(1,232.6)	$6,621.0	$(1,753.7)

Amounts inside the closed block	$2,353.9	$(305.9)	$1,456.1	$(554.5)	$3,810.0	$(860.4)

Amounts outside the closed block	$1,348.3	$(215.2)	$1,462.7	$(678.1)	$2,811.0	$(893.3)

Amounts outside the closed block that are below investment grade	$145.5	$(49.9)	$159.4	$(94.3)	$304.9	$(144.2)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(62.9)		$(199.0)		$(261.9)

Number of securities		1,655		1,628		3,283

Unrealized losses of below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $126.1 million at December 31, 2008 ($40.1 million after offsets for taxes and deferred policy acquisition cost amortization). Of this amount, $10.5 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $113.3 million at December 31, 2008 ($32.8 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation). Of this amount, $12.4 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2008 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because we had the ability and intent to hold these securities until they recover their value.

Other-Than-Temporary Impairments

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations.

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

6.

Investing Activities (continued)

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•

declared that it will default at a future point;

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

defaulted on payment obligations;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred.

Consistent with FSP FAS 115-2, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $599.5 million ($140.2 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

6.

Investing Activities (continued)

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

In general, the debt security types that were most severely depressed were corporate debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). These asset classes continued to be challenged by illiquid markets, rating agency downgrades and generalized credit spread widening. We did not intend to sell these underwater positions, nor was it more likely than not that we would sell these securities before recovery; therefore, the impairments were considered temporary.

Corporate Debt Securities

Corporate debt securities make up nearly 60% of the unrealized loss balance. Of these securities with unrealized losses, approximately 70% are of investment grade quality, of which more than half are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates, and continued ability to pay obligations.

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 20% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have minimal direct mortgage loan or real estate holdings.

The three holdings with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $29.4 million and an unrealized loss of $54.8 million, these are multi-class, cash flow CDOs backed by a pool of trust preferred securities (TruPS) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-call 5) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security.

•

Deutsche Securities /Nomura Asset Acceptance – With a fair value of $20.0 million and an unrealized loss of $18.8 million, these ALT-A RMBS transactions are temporarily impaired primarily due to the fact that their principal and interest are insured by Financial Security Assurance Inc. (“FSA”), a monoline insurer. FSA, currently rated AAA/Aa3, is under contract to be acquired by Assured Guaranty. Once the transaction is completed, the claims paying ability of FSA is expected to improve and stabilize.

•

GreenTree Financial Corp – With a fair value of $19.1 million and an unrealized loss of $16.3 million, this is a manufactured housing issue which demonstrates stable credit metrics. As of March 31, 2009, the 60+ day delinquency rate was 1.01%. The stable fundamentals of this issue do not merit an other-than-temporary impairment.

Effective January 1, 2009, we adopted FSP FAS 115-2 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

6.

Investing Activities (continued)

Upon adoption of FSP FAS 115-2, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect resulted in a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, which includes an adjustment of $12.6 million to the deferred tax valuation allowance.

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2009 were concentrated in asset-backed securities and in the corporate debt of service companies and financial institutions. These impairments were driven primarily by significant rating downgrades, bankruptcy or other adverse financial conditions of various issuers. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in 2009 through earnings related to such credit-related circumstances were $31.4 million.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $19.4 million in 2009.

A credit loss impairment is determined by taking the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, the difference will be accreted as interest income. Correspondingly, the change will be accounted for as a prospective adjustment to the accretable yield.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months
($in millions)	Ended
March 31,
2009

Debt securities credit losses, beginning of period	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(11.0)
Less: Credit losses on securities sold	—
Less: Credit losses on securities impaired due to intent to sell	—
Add: Credit losses on previously impaired securities	—
Less: Increases in cash flows expected on previously impaired securities	—
Debt securities credit losses, end of period	$(52.6)

6.

Investing Activities (continued)

Private Equity

Our private equity holdings are reflected in other investments and are accounted for using the equity method of accounting. We assess these holdings for impairments based on whether an entity has:

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Contributions	$6.2	$18.8
Equity in earnings (loss) of partnerships	(20.5)	5.8
Distributions	(0.8)	(2.9)
Change in venture capital partnerships	(15.1)	21.7
Venture capital partnership investments, beginning of period	200.8	173.7
Venture capital partnership investments, end of period	$185.7	$195.4

Other Investments

Other Investments:	As of Mar 31,	As of Dec 31,
($ in millions)	2009	2008

Transportation and other equipment leases	$52.5	$52.6
Mezzanine partnerships	168.4	174.8
Affordable housing partnerships	15.3	15.3
Derivative instruments (Note 10)	198.3	177.7
Real estate	38.9	42.4
Other partnership interests	102.1	111.6
Other interests	32.3	30.9
Mortgage loans	10.4	11.6
Other investments	$618.2	$616.9

6.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Debt securities	$176.3	$183.3
Equity securities	—	1.0
Venture capital partnerships	(20.5)	5.8
Policy loans	47.4	45.0
Other investments	(15.4)	7.2
Fair value option investments	(1.5)	—
Other income	1.8	1.9
Cash and cash equivalents	0.1	3.6
Total investment income	188.2	247.8
Discontinued operations	(0.2)	(1.0)
Investment expenses	(2.4)	(1.8)
Net investment income, general account investments	185.6	245.0
Debt and equity securities pledged as collateral (Note 9)	—	3.2
Net investment income	$185.6	$248.2

Amounts applicable to the closed block	$103.7	$140.9

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2009	2008

Total other-than-temporary debt impairment losses	$(50.8)	$—
Portion of loss recognized in other comprehensive income (before taxes)	19.4	—
Net debt impairment losses recognized in earnings	$(31.4)	$—

Debt security impairments	$(31.4)	$(32.6)
Equity security impairments	—	(0.5)
Other investments impairments	(6.9)	(7.3)
Impairment losses	(38.3)	(40.4)
Debt security transaction gains	3.6	2.0
Debt security transaction losses	(3.0)	(4.8)
Equity security transaction gains	2.2	2.5
Equity security transaction losses	—	(2.7)
Venture capital partnership transaction gains (losses)	0.4	—
Other investments transaction gains (losses)	(0.3)	0.5
CDO deconsolidation gain	57.0	—
Debt and equity securities pledged as collateral gains	—	1.3
Debt and equity securities pledged as collateral losses	—	(0.5)
Net transaction gains	59.9	(1.7)
Realized gains (losses) on fair value option investments	(2.3)	(3.6)
Realized gains (losses) on derivative assets and liabilities	6.1	(1.0)
Net realized investment gains (losses), excluding impairment losses	63.7	(6.3)
Net realized investment gains (losses), including impairments	$25.4	$(46.7)

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2009	2008

Debt securities	$106.5	$(155.7)
Equity securities	—	(15.9)
Debt and equity securities pledged as collateral	—	17.3
Other investments	1.1	0.2
Net unrealized investment gains (losses)	$107.6	$(154.1)

Net unrealized investment gains (losses)	$107.6	$(154.1)
Applicable closed block policyholder dividend obligation	40.5	(82.9)
Applicable deferred policy acquisition costs (benefit)	32.1	(43.8)
Applicable deferred income taxes (benefit)	12.3	(15.6)
Offsets to net unrealized investment losses	84.9	(142.3)
Net unrealized investment gains (losses) included in other comprehensive income	$22.7	$(11.8)

During the first quarter of 2008, we recorded a correction to the valuation of debt and equity securities pledged as collateral which increased the unrealized gain by $26.1 million. Excluding this adjustment, debt and equity securities pledged as collateral would have had an unrealized loss of $8.8 million for the quarter.

Issuer and Counterparty Credit Exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of March 31, 2009, we held derivative assets, net of liabilities, with a fair value of $196.8 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $125.1 million. Our maximum amount of loss due to credit risk with these issuers was $321.9 million. See Note 10 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	Mar 31,	Dec 31,
($ in millions)	2009	2008

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	278.0	283.9
Total indebtedness	$452.1	$458.0

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

7.

Financing Activities (continued)

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. During the third and fourth quarters of 2008, we repurchased $16.1 million of par value of these bonds for $10.0 million resulting in a gain of $6.1 million. During the first quarter of 2009, we purchased an additional $5.8 million par value of these bonds for $1.2 million resulting in a gain of $4.6 million.

At December 31, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) had a $100 million unsecured senior revolving credit facility. Potential borrowers on the credit line were the Company and Phoenix Life. The Company unconditionally guaranteed any loans under the facility to Phoenix Life. Base rate loans bore interest at the greater of Wachovia Bank, National Association’s prime commercial rate or the federal funds rate plus 0.50%. Eurodollar rate loans bore interest at LIBOR plus an applicable percentage based on our Standard & Poor’s and Moody’s ratings. As of December 31, 2008, there were no borrowings on the credit facility.

The credit facility contained covenants that required us at all times to maintain a minimum level of consolidated tangible net worth, based on GAAP standards in effect on June 6, 2006 and excluding the effect of FIN 46(R). In addition, Phoenix Life was required to maintain a minimum risk-based capital ratio of 325% and a minimum A.M. Best financial strength rating of “A-”, a minimum level of surplus on a statutory basis and a minimum parent cash flow coverage ratio. Borrowings under the facility were not conditioned on the absence of a material adverse change.

On March 10, 2009, Phoenix Life’s A.M. Best financial rating was downgraded from A to B++. Accordingly, on March 12, 2009, the Company gave notice that it was terminating the credit facility effective March 13, 2009. As of the termination date, there were no borrowings on the credit facility. The Company will evaluate the costs and benefits of replacing the facility as part of its ongoing liquidity management.

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

Future minimum annual principal payments on indebtedness as of March 31, 2009 are: in 2032, $278.0 million and in 2034, $175.0 million.

Common stock dividends

In February 2009, our Board of Directors determined that the Company will not pay an annual dividend on its common stock during fiscal year 2009.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three-month periods ended 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

8.

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

As of March 31, 2009 and December 31, 2008, there was no reinsurance of the aggregate account value with the GMWB, GMAB and GPAF features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB and GPAF are shown in the table below. There were no benefit payments made for the GMWB and GMAB during the first quarter of 2009 and 2008. There were benefit payments made of $0.3 million for GPAF during both the fourth quarter of 2008 and the first quarter of 2009.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in millions)	2009	2008

GMWB	$54.9	$63.7
GMAB	56.9	52.8
GPAF	2.1	2.0
Total embedded derivatives	$113.9	$118.5

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$975.8	$226.8	59
GMDB step up	1,341.6	577.2	60
GMDB earnings enhancement benefit (EEB)	44.5	10.1	60
GMDB greater of annual step up and roll up	26.0	16.7	63
Total GMDB at March 31, 2009	$2,387.9	$830.8

Combination Rider	$8.0		57
GMAB	311.9		55
GMIB	419.9		60
GMWB	436.1		60
GPAF	15.6		75
Total at March 31, 2009	$1,191.5

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,069.4	$184.6	60
GMDB step up	1,438.8	509.4	60
GMDB earnings enhancement benefit (EEB)	50.1	7.3	60
GMDB greater of annual step up and roll up	28.1	15.2	63
Total GMDB at December 31, 2008	$2,586.4	$716.5

Combination Rider	$5.3		59
GMAB	335.6		55
GMIB	464.1		60
GMWB	413.2		60
GPAF	18.5		75
Total at December 31, 2008	$1,236.7

With the return of premium the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

With the step up, the death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the elder original owner attaining a certain age. On and after the elder original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the elder original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

With the EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With the greater of annual step up and annual roll up, the death benefit is the greatest of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the elder original owner attaining age 81. On and after the elder original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the elder original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2009 and December 31, 2008, we held additional universal life benefit reserves of $77.3 million and $68.0 million, respectively.

9.

Investments Pledged as Collateral and Non-recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities (“VIEs”) and, as a result, we may be deemed to hold interests in those entities. In particular, our former asset management affiliate serves as the investment advisor to two collateralized debt obligations (“CDOs”) that were organized to take advantage of bond market arbitrage opportunities. The CDOs reside in bankruptcy remote special purpose entities (“SPEs”) for which we provide neither recourse nor guarantees. We consolidated these two CDOs at December 31, 2008. As a result of management’s decision in the first quarter of 2009 to legally assign Virtus as the collateral manager, we performed an analysis of both of these CDOs and determined that we are no longer the primary beneficiary. Accordingly, we deconsolidated these two CDOs effective January 1, 2009, resulting in an increase to shareholders’ equity of $88.8 million for the three months ended March 31, 2009, of which $57.0 million was recorded as a realized gain and $31.8 million was reflected as other comprehensive income, effectively reversing losses recorded in earnings and other comprehensive income in prior years.

Following is financial information regarding the two formerly consolidated CDOs:

Fair Value and Cost of Debt and Equity Securities Pledged as Collateral:	December 31, 2008
($ in millions)	Fair Value	Cost

Debt securities pledged as collateral	$148.0	$150.5
Equity securities pledged as collateral	—	0.1
Total debt and equity securities pledged as collateral	$148.0	$150.6

Non-recourse collateralized obligations were comprised of callable collateralized obligations of $240.1 million at December 31, 2008 and non-recourse derivative cash flow hedge liabilities of $5.1 million (notional amount of $170.7 million with a maturity of June 2009) at December 31, 2008.

Gross and Net Unrealized Gains and Losses from Debt and Equity Securities Pledged as Collateral:	December 31, 2008
($ in millions)	Gains	Losses

Debt securities pledged as collateral	$11.0	$(13.5)
Equity securities pledged as collateral	—	(0.1)
Total	$11.0	$(13.6)
Net unrealized losses		$(2.6)

The effect of the consolidation of the CDOs was to decrease our stockholders’ equity by $88.8 million as of December 31, 2008. The impact to stockholders’ equity at December 31, 2008 primarily related to realized and unrealized investment and derivative cash flow gains and losses within the CDOs, which will ultimately be borne by third-party investors in the non-recourse collateralized obligations.

10.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in other comprehensive income, or net income, depending on the nature and effectiveness of the hedge.

Derivative Instruments Held in			As of March 31,		As of December 31,
General Account:			2009		2008
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$158.0	2018-2019	$18.3	$1.5	$28.6	$1.6
Swaptions	356.0	2009-2011	26.9	—	37.5	—
Put options	404.0	2018-2024	94.6	—	73.1	—
Call options	28.7	2009-2010	1.3	—	1.2	—
Futures contracts	155.8	2009	41.4	—	25.6	—
	1,102.5		182.5	1.5	166.0	1.6
Hedging Derivative Instruments
Cross currency swaps	35.0	2012-2016	5.7	—	5.4	0.2
Futures contracts	34.2	2009	10.1	—	6.3	—
	69.2		15.8	—	11.7	0.2
Total derivative instruments	$1,171.7		$198.3	$1.5	$177.7	$1.8

Interest Rate Swaps

We maintain an overall interest rate risk management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates. Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments. We use interest rate swaps that effectively convert variable rate cash flows to fixed cash flows in order to hedge the interest rate risks associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities.

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

10.

Derivative Instruments (continued)

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

Contingent Features

Certain of our derivative instruments contain provisions that require our insurance companies’ financial strength rating to be above a certain threshold. If our financial strength ratings were to fall below a specified rating threshold, certain counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or even trigger a termination of existing derivatives and/or future derivative transactions.

During the three months ended March 31, 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at March 31, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. However, none of the counterparties to these positions exercised their rights to request immediate payment, nor did they demand full collateralization. Additionally, none of the counterparties requested the termination of any existing derivative transactions.

As of March 31, 2009, we held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

11.

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

11.

Fair Value (continued)

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

The following tables present the financial instruments carried at fair value by SFAS 157 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of March 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$488.9	$8,399.7	$940.6	$9,829.2
Available-for-sale equity securities	0.1	0.5	24.5	25.1
Derivative assets	—	198.3	—	198.3
Separate account assets	7,451.2	86.1	—	7,537.3
Fair value option investments	32.0	32.9	—	64.9
Total assets	$7,972.2	$8,717.5	$965.1	$17,654.8
Liabilities
Derivative liabilities	$—	$1.5	$113.9	$115.4
Total liabilities	$—	$1.5	$113.9	$115.4

Fair Values of Financial Instruments by Level:	As of December 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$224.4	$8,701.6	$944.0	$9,870.0
Available-for-sale equity securities	0.8	1.0	23.4	25.2
Derivative assets	—	177.7	—	177.7
Separate account assets	7,841.8	87.8	0.6	7,930.2
Debt and equity securities pledged as collateral	—	139.2	8.8	148.0
Fair value option investments	49.7	34.4	—	84.1
Total assets	$8,116.7	$9,141.7	$976.8	$18,235.2
Liabilities
Derivative liabilities	$—	$1.8	$118.5	$120.3
Total liabilities	$—	$1.8	$118.5	$120.3

Carrying Amounts and Fair Values	As of March 31,		As of December 31,
of Financial Instruments:	2009		2008
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$152.7	$152.7	$381.1	$381.1
Available-for-sale debt securities	9,802.3	9,802.3	9,831.0	9,831.0
Available-for-sale equity securities	25.1	25.1	25.2	25.2
Mortgage loans	10.4	10.2	11.6	11.1
Debt and equity securities pledged as collateral	—	—	148.0	148.0
Derivative financial instruments	198.3	198.3	177.7	177.7
Financial assets	$10,188.8	$10,188.6	$10,574.6	$10,574.1

Investment contracts	$1,540.4	$1,562.9	$1,616.6	$1,627.3
Non-recourse collateralized obligations	—	—	245.2	156.4
Indebtedness	452.1	172.7	458.0	242.5
Derivative financial instruments	115.4	115.4	120.3	120.3
Financial liabilities	$2,107.9	$1,851.0	$2,440.1	$2,146.5

11.

Fair Value (continued)

Available-for-sale debt securities at March 31, 2009 and December 31, 2008 are reported net of $26.9 million and $39.0 million, respectively, of investments included in other assets on our balance sheet because they are allocated to discontinued reinsurance operations. See Note 16 to these financial statements for further information.

Fair value option investments at March 31, 2009 include $32.0 million of available-for-sale equity securities backing our deferred compensation liabilities. Prior to our adoption of SFAS 159, changes in the fair value of the securities were recorded in other comprehensive income while changes in the deferred compensation liability were recorded in earnings. Electing the fair value option allows us to mitigate the associated accounting volatility. Changes in the fair value of these securities are included in realized gains and losses.

Fair value option investments also include a structured loan asset valued at $32.9 million as of March 31, 2009. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, or are based on disorderly transactions or inactive markets, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were internally calculated or obtained from independent third-party broker quotes.

As a result of the adoption of FAS 157-4 as described in Note 2 to these financial statements, we determine fair value as the price received in an orderly transaction. Thus, we evaluate broker pricing indications, if available, to determine whether the weight of evidence indicates that markets are inactive, or transactions are disorderly. In order to determine whether the volume and level of activity for an asset or liability has significantly decreased, we compare current activity with normal market activity for the asset or liability. We may observe a notable decrease in the number of recent transactions, and the significant decline or absence of a market for new issuances for the security or a similar security. If we do receive a broker pricing indication, we look for substantiation, such as a significant increase in implied liquidity risk premiums, yields, or performance indications when compared to the expected cash flow analysis. We look to see if the pricing indications have varied substantially in a short amount of time where no fundamental event or occurrence has prompted the large variation, or if there is a significant increase in the bid-ask spread. We review published indexes that may have been historically highly correlated with the fair values that no longer are representative of an active market. For corporate positions, we utilize TRACE, for which published trade activity is made available, to assess trading activity levels. For other positions, we rely on many factors such as the observable flows through Bloomberg, trading levels and activity as reported by market participants, and industry publications that speak to trading volume and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset, or group of similar assets.

Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market as stated above, because that can influence the determination and occurrence of an orderly transaction. In addition, we assess the period of the exposure to the market before measurement date to determine adequacy for customary marketing activities. Also, we look to see if it was marketed to a single or limited number of participants. We assess the financial condition of the seller, if available, to determine whether observed transactions may have been forced. If the trading price is an outlier when compared to similar recent transactions, we consider whether this is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly.

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.

11.

Fair Value (continued)

Structured Securities

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest cash flows relative to original cash flows. In addition, we apply reasonable management judgment to the probability of collectibility of all amounts due to us. After consideration is given to the available information relevant to the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data, and the financial condition of the issuer. Such factors as composite credit ratings, industry forecast and analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations are taken to the quoted fair value.

To determine fair values for certain structured, CLO and CDO assets for which current pricing indications either did not exist, or were based on inactive markets or sparse transactions, we utilized the following method.

For CLO and CDO assets, fair value was determined based on projected cash flows under default, recovery, collateral prepayment, and reinvestment spread assumptions which reflect the underlying collateral’s actual default experience, collateral performance, assessment of the collateral manager’s ability to actively manage and effect portfolio credit decisions, 12-month trailing credit migration trends in the bank loan and corporate debt markets, and historical studies, where available. An appropriate discount rate was then applied, determined by using a rate composed of the current U.S. Treasury rate, plus a current net credit spread derived from corporate bonds with the same credit rating, plus an additional spread for liquidity and structure relative to active markets, based on average life and credit rating. In addition to the level of implied liquidity spreads embedded in broker pricing indications, current AAA-rated CLO spreads and normalized liquidity spreads by rating, we also gave consideration to deal-specific characteristics, such as rating stability, credit subordination, collateral performance tests, collateral composition, collateral manager and default scenario sensitivity testing results to assess the available cushion against the emergence of future losses.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Therefore, the majority of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters. These positions are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps, options and credit default swaps.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the consolidated financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark-to-market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

Retained Interest in Securitization

Retained interests in securitizations do not trade in an active, open market with readily observable prices. Accordingly, we estimate the fair value of certain retained interests in securitizations using discounted cash flow (“DCF”) models.

11.

Fair Value (continued)

For certain other retained interests in securitizations (such as interest-only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on our valuation of retained interests and such interests are, therefore, typically classified within Level 3 of the valuation hierarchy.

We compare the fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.

Private Equity Investments

The valuation of non-public private equity investments requires significant management judgment due to the absence of quoted market prices, an inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. Private equity investments are included in Level 3 of the valuation hierarchy.

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

Fair Value of Investment Contracts

For purposes of fair value disclosures, we determine the fair value of guaranteed interest contracts by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to determine the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

11.

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

SFAS 157 requires a Credit Standing Adjustment. The Credit Standing Adjustment reflects the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by applying an average credit spread for companies similar to Phoenix when discounting the rider cash flows for calculation of the liability. This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation. The peer companies included in the average credit spread are evaluated and modified, if appropriate, whenever the Company has a rating change that results in a higher or lower letter rating.

Indebtedness

Fair value of indebtedness is based on quoted market prices.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended March 31,
($ in millions)	2009		2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$976.8	$(118.5)	$1,518.9	$(0.3)
Purchases/(sales), net	(44.7)	—	(92.8)	—
Net transfers into (out of) Level 3	3.2	—	(75.3)	—
Realized gains (losses)	(15.5)	4.6	(25.9)	(11.7)
Unrealized gains (losses) included in other comprehensive income (loss)	44.1	—	(56.8)	—
Amortization/accretion	1.2	—	0.1	—
Balance, end of period	$965.1	$(113.9)	$1,268.2	$(12.0)
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(17.1)	$4.6	$(31.3)	$(11.7)

12.

Income Taxes

For the three months ended March 31, 2009 and 2008, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2009	2008

Income taxes at statutory rate	35.0%	35.0%
Dividend received deduction	(3.0%)	(9.3%)
Low income housing tax credit	(1.9%)	(9.1%)
State income taxes, net of federal tax	0.3%	14.1%
Realized losses (gains) on available-for-sale securities pledged as collateral	(60.4%)	4.2%
Valuation allowance increase	350.8%	0.0%
Other, net	0.4%	(4.0%)
Effective income tax rate applicable to continuing operations	321.2%	30.9%

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three months ended March 31, 2009 has been computed based on the first three months of 2009 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2009. Additionally, for the three months ended March 31, 2009, we recognized an expense of $115.9 million to increase the valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets. Federal income tax expense for the three months ended March 31, 2008 has been calculated using estimated effective tax rates.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when significant negative evidence exists, such as cumulative losses in recent years.

We carried valuation allowances of $391.2 million and $287.9 million on $737.7 million and $744.6 million of deferred tax assets at March 31, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

During the quarter ended March 31, 2009, we performed our quarterly assessment of net deferred tax assets. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

These factors have been projected through the life of the related deferred tax assets based on assumptions that we believe to have been reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses in the three months ended March 31, 2009 and possible further losses over the remainder of 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during the first quarter of 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing adverse capital and credit market conditions, all of which impacted income projections differently than expected.

12.

Income Taxes (continued)

These factors have resulted in increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions. Accordingly, although earnings in the core life subgroup business are projected in future years beyond 2009, it is difficult to place similar weight on these projections versus the actual results in the first quarter of 2009 and the years 2008 and 2007. As a result of the assessment, we recorded an additional valuation allowance of $115.9 million at March 31, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million and is included in accumulated other comprehensive loss (see Note 2 to our consolidated financial statements in this Form 10-Q). We expect to maintain valuation allowances on future tax benefits until other positive evidence is sufficient to justify realization.

We concluded that a valuation allowance on the remaining $346.5 million of deferred tax assets at March 31, 2009, was not required. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize those deferred tax assets. Positive evidence included our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities. Further positive evidence included the fact that most carryforwards related to net operating losses, capital losses and general business tax credits will not begin to expire until 2022 and we have a history of using carryforwards before expiration. We also considered future reversals of existing taxable temporary differences. Negative evidence included the existence of cumulative losses in recent years and additional factors that emerged in the first quarter of 2009 as discussed above. In weighing the positive and negative evidence, we considered the more likely than not criteria pursuant to SFAS 109. Based on this analysis we concluded that it was more likely than not that the deferred tax assets of $346.5 million would be realized.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of March 31, 2009, we had current taxes payable of $6.7 million.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. During 2008, the IRS completed its examination of the Company’s 2004 and 2005 federal income tax returns. There is one issue in the 2004 tax year which will proceed to the appeals level. We believe it is reasonably possible that the timing for resolution of this matter will occur in the next 12 months and may result in a material decline in the level of unrecognized tax benefits. The IRS commenced its examination of the 2006 and 2007 federal income tax returns during the first quarter of 2009. State examinations are being conducted by Connecticut for the years 1996 through 2005 and New York for the years 2003 through 2005. We do not believe that these examinations will result in a material change to our financial position.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three-month periods ending March 31, 2009 and 2008 were not material. We did not require an accrual for the payment of interest and penalties as of March 31, 2009.

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Service cost	$1.7	$2.3
Interest cost	10.1	9.7
Expected return on plan assets	(7.3)	(10.3)
Net loss amortization	5.5	1.6
Prior service cost amortization	—	0.2
Pension benefit cost	$10.0	$3.5

Components of Other Postretirement Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Service cost	$0.3	$0.4
Interest cost	1.0	1.0
Prior service cost amortization	(0.3)	(0.4)
Other postretirement benefit cost	$1.0	$1.0

For the three months ended March 31, 2009, other comprehensive loss includes unrealized gains of $3.4 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses.

Savings plans

During the three months ended March 31, 2009 and 2008, we incurred costs of $1.8 million and $2.7 million, respectively, for contributions to our employer-sponsored savings plans.

14.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Compensation cost charged to income	$0.4	$3.7
Income tax benefit	$0.1	$1.3

We did not capitalize any of the cost of stock-based compensation during the three-month periods ended March 31, 2009 and 2008.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options generally vest over a three-year period while the directors’ options vest immediately. The fair values of options granted are measured as of the grant date or modification date and expensed ratably over the vesting period.

14.

Share-based compensation (continued)

Stock Option Activity at	Three Months Ended March 31,
Weighted-Average Exercise Price:	2009		2008
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,835,224	$11.90	4,087,486	$14.79
Granted	5,000	0.53	1,413,832	11.38
Exercised	—	—	(7,224)	10.21
Canceled	(93,470)	13.19	(311,542)	15.99
Forfeited	—	—	(30,437)	13.55
Outstanding, end of period	4,746,754	$11.86	5,152,115	$13.80

Options granted during the three months ended March 31, 2009 had a weighted-average fair value of $0.53 per unit.

There were no options exercised during the three months ended March 31, 2009.

As of March 31, 2009, 3.7 million of outstanding stock options were exercisable, with a weighted-average exercise price of $12.38.

As of March 31, 2009, there was $3.0 million of total unrecognized compensation cost related to unvested stock option grants.

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock. We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended March 31,
	2009		2008
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	2,184,388	$6.68	1,664,021	$11.86
Awarded	105,777	3.12	749,812	11.98
Converted to common shares/applied to taxes	(1,259,744)	8.61	(98,604)	13.81
Canceled	—	—	(70,056)	14.52
Outstanding, end of period	1,030,421	$3.97	2,245,173	$11.73

The intrinsic value of RSUs converted during the three months ended March 31, 2009 was $3.1 million.

As of March 31, 2009, there was $4.7 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 1.4 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than December 31, 2011.

15.

Earnings Per Share

Shares Used in Calculation of Basic and Diluted Earnings per Share:	Three Months Ended
(in thousands)	March 31,
	2009	2008

Weighted-average common shares outstanding	115,619	114,336
Weighted-average effect of dilutive potential common shares:
Restricted stock units	626	1,565
Stock options	—	93
Potential common shares	626	1,658
Less: Potential common shares excluded from calculation due to operating losses	(626)	(1,658)
Dilutive potential common share	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	115,619	114,336

Stock options excluded from calculation due to anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	4,742	4,552

16.

Contingent Liabilities

Spin-off

In anticipation of the spin-off of the Company’s asset management business on December 31, 2008, the Company entered into a Separation Agreement, Plan of Reorganization and Distribution by and between the Company and Virtus (the “Separation Agreement”) on December 18, 2008. In addition to other matters, the Separation Agreement requires Virtus to retain all litigation, arbitration and regulatory matter liabilities related to Virtus, its subsidiaries and the Company’s historical asset management business, with certain limited exceptions (the “Liabilities”). Based on current information, and considering the retention of the Liabilities by Virtus, we do not believe that the outcome of the litigation, arbitration and regulatory matters related to the Liabilities are likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition or to have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

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

For example, in fourth quarter of 2008 the New York State Insurance Department completed the on-site portion and initiated the off-site portion of its routine quinquennial financial and market conduct exam of Phoenix Life and its New York domiciled life insurance subsidiary for the five-year period ending December 31, 2007. Additionally, in the fourth quarter of 2008 the State of Connecticut Insurance Department initiated the on-site portion of a routine financial examination of the Connecticut domiciled life insurance subsidiaries of Phoenix Life for the five-year period ending December 31, 2008.

16.

Contingent Liabilities (continued)

Regulatory actions may be difficult to assess or quantify or may seek recovery of indeterminate amounts including punitive and treble damages. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the effect of continuing adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) downgrades in our debt or financial strength ratings; (viii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (ix) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (x) our dependence on non-affiliated distributors for our product sales; (xi) our dependence on third parties to maintain critical business and administrative functions; (xii) our ability to attract and retain key personnel in a competitive environment; (xiii) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xiv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xv) the potential need to fund deficiencies in our closed block; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically (xviii) other legislative or regulatory developments; (xix) legal or regulatory actions; (xx) changes in accounting standards; (xxi) the potential effects of the spin-off of our former asset management subsidiary; (xxii) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results;(xxiii) the risks related to a man-made or natural disaster and (xxiv) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of March 31, 2009 as compared to December 31, 2008; our consolidated results of operations for the three months ended March 31, 2009 and 2008; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2008 in our 2008 Annual Report on Form 10-K.

Executive Overview

Business

We have historically provided life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life and annuity business encompasses a broad range of product offerings. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the loss or impairment of our relationships with several key distribution partners, we have initiated a new business plan that leverages existing manufacturing strengths and partnering capabilities to shift the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distribution partners. This plan shifts the focus of new business development to private labeling, expanding alternative retirement product solutions, and selling core products within existing distribution relationships as well as through new distribution channels.

Underlying this plan is a business strategy based on four pillars:

•

Commitment to a healthy balance sheet;

•

Commitment to policyholder security;

•

Commitment to reducing expenses; and

•

Commitment to sustainable growth strategy.

A substantial share of our net income derives from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path. See Note 4 to our consolidated financial statements in our Annual Report on Form 10-K for more information on the closed block.

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

•

Interest margins. Net investment income earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds.

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

•

Income taxes on the net income of the business which is subject to complex rules of taxation and considerable judgment on the recoverability of the deferred tax asset and is subject to uncertainties related to our ability to utilize all of the deferred tax asset based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

Recent Economic Market Conditions and Industry Trends

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

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

•

Competitive Pressures. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are better able to withstand further market disruption, able to offer more competitive pricing and have superior access to debt and equity capital. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions and industry trends primarily affected us in the following areas:

•

Income taxes. In the first quarter of 2009, we increased the valuation allowance of our deferred tax asset by $115.9 million with an offsetting increase to tax expense. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax asset will be recoverable, including consideration of expiration of capital loss carryovers. After a thorough review of the amount and expected timing of net income, management determined that there were significant uncertainties related to our ability to utilize a portion of the deferred tax assets, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

•

Interest margins. Interest on assets backing surplus was a negative $(6.7) million in the first quarter of 2009, as compared to $12.9 million in the first quarter of 2008. The decrease of $19.6 million was driven by lower income from venture capital partnerships investments. In the first quarter of 2009 our universal life and variable annuity interest margins remained relatively flat at $4.1 million and $4.3 million, as compared to margins of $3.7 million and $4.4 million in the first quarter of 2008, respectively.

•

Fees on our life and annuity products. Fee revenues decreased by $8.2 million to $26.3 million in the first quarter of 2009, as compared to $34.5 million in the first quarter of 2008. The decrease was driven by lower premium-based fees of $3.7 million on our universal life and variable universal life products and lower asset-based fees of $4.5 million on our variable annuity products.

•

Mortality margins in universal life and variable universal life products increased by $19.8 million to $66.2 million in the first quarter of 2009, compared to $46.4 million in the first quarter of 2008. This reflects an $18.4 million increase in cost of insurance fees and a $1.4 million decrease in death benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years.

•

Net realized investment gains or losses on our general account investments. In the first quarter of 2009 we had net realized gains of $25.4 million, as compared to net realized losses of $46.7 million in the first quarter of 2008. The realized gains in the first quarter of 2009 were primarily driven by a gain of $37.0 million after-tax related to the deconsolidation of our two CDO investments, partially offset by impairments on debt investment securities.

Outlook

The prospect of continued challenges in the economy, including the potential for an extended or deepening recession, will have further material adverse effects on our business, financial condition and results of operations. In such an environment we may face lower fees and net investment income from life and annuity products, additional net realized investment losses on our general account investments, including further other-than-temporary impairments, higher costs for guaranteed benefits, the potential for further deferred policy acquisition cost unlocking and possible further increases in the valuation allowance of our deferred tax asset.

In light of our four strategic pillars, we expect to focus on the following through the remainder 2009:

•

Maintaining a healthy balance sheet;

•

Emphasizing policyholder security;

•

Reducing expenses; and

•

Executing a sustainable growth strategy.

Summary of Consolidated Results of Operations

Results for the quarter ended March 31, 2009 reflect an increase to the valuation allowance on our net deferred tax asset and lower net investment income, as well as negative impacts from the decline in equity markets and return on variable products, partially offset by a gain on the deconsolidation of two collateralized debt obligation investments. The consolidated net loss for the quarter was $74.8 million, or $(0.65) per diluted share, an increase from the net loss of $14.4 million in the prior year.

The net loss from continuing operations of $73.0 in the first quarter of 2009 compares to a net loss of $4.7 million in the first quarter of 2008, or an increased loss of $68.3 million. This result primarily reflects the increased valuation allowance on the deferred tax asset of $115.9 million and the adverse impacts of the markets on our investment margins and fee revenues.

Recent Developments

On April 15, 2009, Dona D. Young retired from The Phoenix Companies, Inc. and James D. Wehr replaced her as President and Chief Executive Officer. Thomas S. Johnson replaced her as Chairman of the Board.

Downgrades to Our Financial Strength and Debt Ratings

We have recently been downgraded and had our outlook revised adversely.

•

On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. They maintained their negative outlook on all ratings. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ and downgraded our senior debt rating to BB from BB+. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009.

•

On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3 and downgraded our senior debt rating to Ba1 from Baa3.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable and also revised our senior debt rating outlook to negative from stable.

•

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On May 4, 2009, we informed Fitch that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

Suspension of Distribution Relationships

On March 3, 2009, State Farm informed us that it intended to suspend the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 27% of our total life insurance premiums and approximately 68% of our annuity deposits. On March 4, 2009, National Life Group also informed us that it intended to suspend the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 14% of our annuity deposits.

The actions by these key distribution partners and rating agencies have materially and adversely affected new sales and our relationships with distributors, and have reduced our ability to borrow. These actions could also increase policy surrenders and withdrawals and increase our future borrowing costs. We are currently assessing the impact of these recent developments on our business prospects, operations and strategy.

Recent Acquisitions and Dispositions

See our 2008 Annual Report on Form 10-K for a discussion of our recent acquisitions and dispositions.

Spin-Off of Virtus

We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management. In connection with the spin-off, Virtus and we entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between Virtus and us following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement. We recently amended the tax separation agreement to clarify positions we intend to take with regard to certain tax elections related to the spin-off.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when significant negative evidence exists, such as cumulative losses in recent years.

We carried valuation allowances of $391.2 million and $287.9 million on $737.7 million and $744.6 million of deferred tax assets at March 31, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

During the quarter ended March 31, 2009, we performed our quarterly assessment of net deferred tax assets. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

These factors have been projected through the life of the related deferred tax assets based on assumptions that we believe to have been reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses in the three months ended March 31, 2009 and possible further losses over the remainder of 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during the first quarter of 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing adverse capital and credit market conditions, all of which impacted income projections differently than expected.

These factors have resulted in increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions. Accordingly, although earnings in the core life subgroup business are projected in future years beyond 2009, it is difficult to place similar weight on these projections versus the actual results in the first quarter of 2009 and the years 2008 and 2007. As a result of the assessment, we recorded an additional valuation allowance of $115.9 million at March 31, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million and is included in accumulated other comprehensive loss (see Note 2 to our consolidated financial statements in this Form 10-Q). We expect to maintain valuation allowances on future tax benefits until other positive evidence is sufficient to justify realization.

We concluded that a valuation allowance on the remaining $346.5 million of deferred tax assets at March 31, 2009 was not required. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize those deferred tax assets. Positive evidence included our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities. Further positive evidence included the fact that most carryforwards related to net operating losses, capital losses and general business tax credits will not begin to expire until 2022 and we have a history of using carryforwards before expiration. We also considered future reversals of existing taxable temporary differences. Negative evidence included the existence of cumulative losses in recent years and additional factors that emerged in the first quarter of 2009 as discussed above. In weighing the positive and negative evidence, we considered the more likely than not criteria pursuant to SFAS 109. Based on this analysis we concluded that it was more likely than not that the deferred tax assets of $346.5 million would be realized.

See our 2008 Annual Report on Form 10-K for further information on critical accounting estimates related to deferred income taxes.

Other-Than-Temporary Impairments

Effective January 1, 2009, we adopted FSP FAS 115-2 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to our consolidated financial statements in this Form 10-Q. Investments whose value is considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is then further separated into the amount related to a credit loss as a charge to net realized investment losses included in our earnings, and the amount related to all other factors which is recognized in other comprehensive income. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

Considerations we use in the impairment evaluation process include, but are not limited to:

•

the length of time and the extent to which the market value has been below cost or amortized cost;

•

the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

•

the potential for impairments in an entire industry sector or sub-sector;

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery;

•

unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

•

other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Historically, for securitized financial asset securities subject to EITF Issue No. 99-20, we periodically updated our best estimate of cash flows over the life of the security. In estimating cash flows, we used assumptions based on current market conditions that we believed market participants would use. When the value thus derived was less than amortized cost, and there was an adverse change in the timing or amount of expected future cash flows since the prior analysis, an other-than-temporary impairment was recognized. Projections of future cash flows were subject to change based on new information regarding performance, data received from third-party sources and internal judgments regarding the future performance of the underlying collateral.

Beginning in the fourth quarter of 2008, we implemented FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. In addition to relying on our best estimate of cash flows that a market participant would use in determining fair value, we apply management judgment of the probability of collecting all amounts due. In making the other-than-temporary impairment assessment, information such as past events, current conditions, reasonable forecasts, expected defaults and relevant market data are considered. Also as part of this analysis, we take an other-than-temporary impairment for those securities that we intend to sell and do not expect the fair value of the security to recover prior to the expected time of sale.

The cost basis of these investments is adjusted to fair value at the date the determination of an other-than-temporary impairment is made. The impairment amount is then further separated into the amount related to a credit loss as a charge to net realized investment losses included in our earnings and the amount related to all other factors which is recognized in other comprehensive income. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

See Note 9 to our consolidated financial statements in this Form 10-Q and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K for more information.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. In the aggregate the assumptions are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate our previously projected EGPs on a quarterly basis. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions as needed to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-1 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at December 31, 2008.

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$172.2	$180.2	$(8.0)	(4%)
Insurance, investment management and product fees	158.9	149.6	9.3	6%
Net investment income	185.6	248.2	(62.6)	(25%)
Net realized investment gains (losses), excluding impairment losses	63.7	(6.3)	70.0	NM
Other-than-temporary impairment losses	(38.3)	(40.4)	2.1	5%
Total revenues	542.1	531.3	10.8	2%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	318.8	335.8	(17.0)	(5%)
Policyholder dividends	37.8	73.7	(35.9)	(49%)
Policy acquisition cost amortization	65.7	40.0	25.7	64%
Interest expense on indebtedness	8.5	10.2	(1.7)	(17%)
Interest expense on non-recourse collateralized obligations	—	3.2	(3.2)	(100%)
Other operating expenses	78.3	75.2	3.1	4%
Total benefits and expenses	509.1	538.1	(29.0)	(5%)
Income (loss) before income taxes	33.0	(6.8)	39.8	585%
Income tax (expense) benefit	(106.0)	2.1	(108.1)	NM
Loss from continuing operations	(73.0)	(4.7)	(68.3)	NM
Loss from discontinued operations, net of income taxes	(1.8)	(9.7)	7.9	81%
Net loss	$(74.8)	$(14.4)	$(60.4)	419%

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations and Outlook

Three months ended March 31, 2009 vs. March 31, 2008

The consolidated net loss for the quarter was $74.8 million, or $(0.65) per diluted share, an increase of 419% from the net loss of $14.4 million in the prior year. The net loss from continuing operations increased $68.3 million to $73.0 million in the first quarter of 2009 compared to a net loss of $4.7 million in the first quarter of 2008. Results for the quarter ended March 31, 2009 reflect an increase to the valuation allowance on our net deferred tax asset of $115.9 million, lower investment income, as well as negative impacts from the decline in equity markets and return on variable products, partially offset by net realized investment gains driven by the deconsolidation of two collateralized debt obligation investments.

Mortality margins in universal life and variable universal life products increased $19.8 million to $66.2 million in the first quarter of 2009, compared to $46.4 million in the first quarter of 2008. This reflects an $18.4 million increase in cost of insurance fees and a $1.4 million decrease in death benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Fee revenues decreased $8.2 million to $26.3 million in the first quarter of 2009 compared to $34.5 million in the first quarter of 2008. The decrease was driven by lower premium-based fees of $3.7 million on our universal life and variable universal life products and lower asset-based fees of $4.5 million on our variable annuity products.

Net investment income on surplus and assets supporting the open-block traditional life products decreased $20.0 million to $9.8 million in the first quarter of 2009 compared to $29.8 million in the first quarter of 2008. The primary driver was lower yields on debt securities, which had an adverse impact on our interest margins. Universal life interest margins increased $0.4 million to $4.1 million in the first quarter of 2009 compared to $3.7 million in the first quarter of 2008. Variable annuity interest margins remained relatively flat at $4.3 million in the first quarter of 2009 compared to $4.4 million in the first quarter of 2008. Interest on surplus declined $19.6 million to a negative $6.7 million in the first quarter of 2009 compared to $12.9 million in the first quarter of 2008, primarily driven by lower investment income on venture capital partnerships.

Non-deferred expenses increased $19.1 million to $66.3 million in the first quarter of 2009, compared to $47.2 million in the first quarter of 2008, reflecting a decrease of $8.6 million in deferrable expenses due to lower sales volume. Expenses in the first quarter of 2009 also included $5.1 million in severance costs associated with the planned workforce reduction resulting from the lower expected business volume in 2009. In addition, higher mortality margins and increasing in-force blocks created higher policy cost amortization expense of $20.3 million to $66.1 million in the first quarter of 2009 compared to $45.8 million in the first quarter of 2008.

Our effective tax rate was significantly higher in the first quarter of 2009 than in the first quarter of 2008 due to the increase in the valuation allowance. After a thorough review of the amount and expected timing of net income, management determined that there were significant uncertainties related to our ability to utilize a portion of the deferred tax assets. The amount of the valuation allowance was determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of expiration of capital loss carryovers.

Analysis of Consolidated Financial Condition

Stockholders’ equity increased by $0.4 million during the first quarter of 2009 to $865.4 million at March 31, 2009, compared to $865.0 million at December 31, 2008, primarily due to a net other comprehensive gain of $55.3 million and a net loss of $74.8 million during the quarter. Stockholders’ equity was also favorably impacted by a cumulative adjustment of $20.4 million associated with new accounting guidance on previous impairments on investments recorded directly to accumulated deficit and accumulated other comprehensive loss. Total assets decreased $943.1 million to $24,825.7 million at March 31, 2009, compared to $25,768.8 million at March 31, 2008, primarily due to lower invested assets and separate account assets related to market performance.

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2009	2008

Deposits	$122.9	$198.0
Performance and interest credited	(95.8)	(215.8)
Fees	(14.0)	(18.6)
Benefits and surrenders	(352.3)	(383.1)
Change in funds on deposit	(339.2)	(419.5)
Funds on deposit, beginning of period	6,896.6	9,229.5
Annuity funds on deposit, end of period	$6,557.4	$8,810.0

Three months ended March 31, 2009 vs. March 31, 2008

For the three months ended March 31, 2009 and 2008, annuity funds on deposit decreased. The decrease for the 2009 period was due to benefits and surrenders, as well as negative fund performance from weaker equity markets.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Deposits	$42.2	$52.0
Performance and interest credited	(74.3)	(115.4)
Fees and cost of insurance	(28.6)	(29.6)
Benefits and surrenders	(33.3)	(37.0)
Change in funds on deposit	(94.0)	(130.0)
Funds on deposit, beginning of period	1,977.9	2,696.3
Variable universal life funds on deposit, end of period	$1,883.9	$2,566.3

Three months ended March 31, 2009 vs. March 31, 2008

For the three months ended March 31, 2009 and 2008, variable universal life funds on deposit decreased. The decrease for the 2009 period was primarily due to negative fund performance from weaker equity markets.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2009	2008

Deposits	$95.3	$179.1
Interest credited	24.0	23.8
Fees and cost of insurance	(106.3)	(98.1)
Benefits and surrenders	(38.9)	(28.7)
Change in funds on deposit	(25.9)	76.1
Funds on deposit, beginning of period	2,256.0	2,123.9
Universal life funds on deposit, end of period	$2,230.1	$2,200.0

Three months ended March 31, 2009 vs. March 31, 2008

For the three months ended March 31, 2009, universal life funds on deposit decreased compared to an increase for the same period in 2008. The decrease for the 2009 period was primarily due to lower sales growth, which did not offset fees and cost of insurance charges.

General Account

The invested assets in the Life Companies’ general account are broadly diversified across asset classes, sectors and individual credits and issuers. Our investment professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various businesses and products.

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

Debt and Equity Securities Pledged as Collateral and Non-recourse Collateralized Obligations

Investments pledged as collateral are assets held for the benefit of institutional clients that have investments in structured bond products offered and managed by our asset management subsidiary.

See Note 9 to our consolidated financial statements in this Form 10-Q as well as Note 13 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for more information.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of March 31, 2009, our general account held debt securities with a carrying value of $9,802.3 million, representing 73.7% of total general account investments. Public debt securities represented 70.2% of total debt securities, with the remaining 29.8% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
Rating	Designation	2009	2008	2009	2008	2009	2008

1	AAA/AA/A	$5,892.8	$6,124.7	$4,614.8	$4,801.8	$1,278.0	$1,322.9
2	BBB	2,911.0	2,901.2	1,625.5	1,584.7	1,285.5	1,316.5
Total investment grade		8,803.8	9,025.9	6,240.3	6,386.5	2,563.5	2,639.4
3	BB	579.2	475.3	382.9	347.3	196.3	128.0
4	B	238.2	212.4	132.7	112.6	105.5	99.8
5	CCC and lower	110.7	103.7	76.5	70.4	34.2	33.3
6	In or near default	70.4	13.7	44.5	3.8	25.9	9.9
Total debt securities		$9,802.3	$9,831.0	$6,876.9	$6,920.6	$2,925.4	$2,910.4

Debt Securities by Type:	As of March 31, 2009
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net
	Value	Cost	Gains	Losses	Gains

U.S. government and agency	$1,019.0	$1,009.8	$31.2	$(22.0)	$9.2
State and political subdivision	193.4	195.4	5.4	(7.4)	(2.0)
Foreign government	175.1	164.9	12.3	(2.1)	10.2
Corporate	5,449.3	6,385.0	56.7	(992.4)	(935.7)
Commercial mortgage-backed	888.6	1,054.2	3.4	(169.0)	(165.6)
Residential mortgage-backed	1,432.1	1,595.3	35.4	(198.6)	(163.2)
CDO/CLO	226.4	381.1	0.3	(155.0)	(154.7)
Other asset-backed	418.4	591.3	2.2	(175.1)	(172.9)
Total debt securities	$9,802.3	$11,377.0	$146.9	$(1,721.6)	$(1,574.7)
Debt securities outside closed block:
Unrealized gains	$1,229.0	$1,188.0	$41.0	$—	$41.0
Unrealized losses	2,604.0	3,474.9	—	(870.9)	(870.9)
Total outside the closed block	3,833.0	4,662.9	41.0	(870.9)	(829.9)
Debt securities in closed block:
Unrealized gains	2,538.0	2,432.1	105.9	—	105.9
Unrealized losses	3,431.3	4,282.0	—	(850.7)	(850.7)
Total in the closed block	5,969.3	6,714.1	105.9	(850.7)	(744.8)
Total debt securities	$9,802.3	$11,377.0	$146.9	$(1,721.6)	$(1,574.7)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2009 in our debt securities portfolios were banking (5.7%), electrical utilities (4.1%), insurance (3.2%), diversified financial services (2.8%) and services (2.8%).

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, tighter credit standards and rising unemployment continue to plague the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market including sub-prime, Alt-A and prime have increased beyond historical averages.

We invest directly in residential mortgage-backed securities through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. We target investments in securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our residential mortgage-backed securities portfolio is highly rated. As of March 31, 2009, 96% of the total residential portfolio was rated AAA or AA. We have $143.6 million of sub-prime exposure, $175.0 million of Alt-A exposure and $455.0 million of prime exposure, which combined amount to 6% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 82% being AAA rated and another 9% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. During the first quarter of 2009, impairments to residential mortgage-backed securities totaled $5.5 million, or 0.3% of the residential mortgage-backed securities portfolio. These impairments consist of $1.2 million from prime, $3.6 million from Alt-A and $0.7 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of March 31, 2009
	Carrying	Market	% General					BB and	% Closed
	Value	Value	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$871.7	$908.3	6.8%	100.0%	0.0%	0.0%	0.0%	0.0%	77.0%
Prime	564.6	455.0	3.4%	87.4%	8.0%	2.5%	2.1%	0.0%	41.6%
Alt-A	290.7	175.0	1.3%	66.1%	17.2%	3.4%	4.3%	9.0%	36.5%
Sub-prime	227.4	143.6	1.1%	85.6%	3.9%	0.2%	9.5%	0.8%	5.2%
Total	$1,954.4	$1,681.9	12.6%	91.8%	4.3%	1.1%	1.8%	1.0%	57.1%

———————

(1)

Percentages based on Market Value.

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of March 31, 2009
	Carrying	Market	% General					2003 and	% Closed
	Value(1)	Value	Account(2)	2007	2006	2005	2004	Prior	Block
Rating
AAA	$982.7	$874.0	6.5%	4.7%	6.5%	3.4%	11.7%	73.7%	78.1%
AA	113.7	77.4	0.6%	4.1%	12.3%	11.0%	7.5%	65.1%	64.3%
A	119.6	77.5	0.6%	7.6%	8.2%	11.1%	6.2%	66.9%	48.8%
BBB	15.8	6.3	0.0%	0.0%	26.5%	41.5%	0.0%	32.0%	11.4%
BB and Below	1.0	0.1	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	33.3%
Total	$1,232.8	$1,035.3	7.7%	4.9%	7.1%	4.8%	10.9%	72.3%	74.5%

———————

(1)

Includes $63 million of commercial mortgage-backed CDOs.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of March 31, 2009
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$479.0	$397.5	3.0%	3.4%	8.6%	19.1%	23.3%	45.6%
AA	52.1	36.4	0.3%	0.0%	39.3%	1.3%	24.9%	34.5%
A	18.9	11.5	0.1%	0.0%	92.6%	0.0%	0.0%	7.4%
BBB	14.0	9.4	0.0%	0.0%	0.0%	24.0%	42.0%	34.0%
BB and Below	0.6	0.2	0.0%	1.2%	0.0%	93.5%	0.0%	5.3%
Total	$564.6	$455.0	3.4%	3.0%	13.0%	17.3%	23.2%	43.5%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of March 31, 2009
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$197.3	$115.7	0.9%	2.3%	30.9%	29.2%	35.8%	1.8%
AA	46.2	30.1	0.2%	0.0%	0.0%	8.8%	53.2%	38.0%
A	10.4	5.9	0.0%	0.0%	0.0%	39.5%	10.5%	50.0%
BBB	9.7	7.6	0.1%	0.0%	52.2%	47.8%	0.0%	0.0%
BB and Below	27.1	15.7	0.1%	9.7%	90.3%	0.0%	0.0%	0.0%
Total	$290.7	$175.0	1.3%	2.4%	30.8%	24.2%	33.2%	9.4%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of March 31, 2009
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$181.5	$122.9	0.9%	20.8%	14.1%	35.2%	23.0%	6.9%
AA	11.2	5.6	0.1%	0.0%	0.0%	37.9%	0.0%	62.1%
A	2.0	0.3	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	30.9	13.6	0.1%	35.2%	25.1%	3.0%	32.4%	4.3%
BB and Below	1.8	1.2	0.0%	0.0%	65.7%	16.2%	18.1%	0.0%
Total	$227.4	$143.6	1.1%	21.2%	14.9%	32.0%	22.9%	9.0%

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

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2009	2008

Total other-than-temporary debt impairment losses	$(50.8)	$—
Portion of loss recognized in other comprehensive income (before taxes)	19.4	—
Net debt impairment losses recognized in earnings	$(31.4)	$—

Debt security impairments	$(31.4)	$(32.6)
Equity security impairments	—	(0.5)
Other investments impairments	(6.9)	(7.3)
Impairment losses	(38.3)	(40.4)
Debt security transaction gains	3.6	2.0
Debt security transaction losses	(3.0)	(4.8)
Equity security transaction gains	2.2	2.5
Equity security transaction losses	—	(2.7)
Venture capital partnership transaction gains (losses)	0.4	—
Other investments transaction gains (losses)	(0.3)	0.5
CDO deconsolidation gain	57.0	—
Debt and equity securities pledged as collateral gains	—	1.3
Debt and equity securities pledged as collateral losses	—	(0.5)
Net transaction gains	59.9	(1.7)
Realized gains (losses) on fair value option investments	(2.3)	(3.6)
Realized gains (losses) on derivative assets and liabilities	6.1	(1.0)
Net realized investment gains (losses), excluding impairment losses	63.7	(6.3)
Net realized investment gains (losses), including impairment losses	$25.4	$(46.7)

Other-Than-Temporary Impairments

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations.

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

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•

declared that it will default at a future point;

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

defaulted on payment obligations;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred.

Consistent with FSP FAS 115-2, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $599.5 million ($140.2 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In general, the debt security types that were most severely depressed were corporate debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). These asset classes continued to be challenged by illiquid markets, rating agency downgrades and generalized credit spread widening. We did not intend to sell these underwater positions, nor was it more likely than not that we would sell these securities before recovery; therefore, the impairments were considered temporary.

Corporate Debt Securities

Corporate debt securities make up nearly 60% of the unrealized loss balance. Of these securities with unrealized losses, approximately 70% are of investment grade quality, of which more than half are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates, and continued ability to pay obligations.

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 20% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have minimal direct mortgage loan or real estate holdings.

The three holdings with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $29.4 million and an unrealized loss of $54.8 million, these are multi-class, cash flow CDOs backed by a pool of trust preferred securities (TruPS) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-call 5) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security.

•

Deutsche Securities /Nomura Asset Acceptance – With a fair value of $20.0 million and an unrealized loss of $18.8 million, these ALT-A RMBS transactions are temporarily impaired primarily due to the fact that their principal and interest are insured by Financial Security Assurance Inc. (“FSA”), a monoline insurer. FSA, currently rated AAA/Aa3, is under contract to be acquired by Assured Guaranty. Once the transaction is completed, the claims paying ability of FSA is expected to improve and stabilize.

•

GreenTree Financial Corp – With a fair value of $19.1 million and an unrealized loss of $16.3 million, this is a manufactured housing issue which demonstrates stable credit metrics. As of March 31, 2009, the 60+ day delinquency rate was 1.01%. The stable fundamentals of this issue do not merit an other-than-temporary impairment.

Effective January 1, 2009, we adopted FSP FAS 115-2 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of FSP FAS 115-2, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect resulted in a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, which includes an adjustment of $12.6 million to the deferred tax valuation allowance.

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2009 were concentrated in asset-backed securities and in the corporate debt of service companies and financial institutions. These impairments were driven primarily by significant rating downgrades, bankruptcy or other adverse financial conditions of various issuers. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in 2009 through earnings related to such credit-related circumstances were $31.4 million.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $19.4 million in 2009.

A credit loss impairment is determined by taking the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, the difference will be accreted as interest income. Correspondingly, the change will be accounted for as a prospective adjustment to the accretable yield.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months
($in millions)	Ended
March 31,
2009

Debt securities credit losses, beginning of period	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(11.0)
Less: Credit losses on securities sold	—
Less: Credit losses on securities impaired due to intent to sell	—
Add: Credit losses on previously impaired securities	—
Less: Increases in cash flows expected on previously impaired securities	—
Debt securities credit losses, end of period	$(52.6)

Private Equity

Our private equity holdings are reflected in other investments and are accounted for using the equity method of accounting. We assess these holdings for impairments based on whether an entity has:

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of March 31, 2009. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of March 31, 2009
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,237	3,106	725	2,216	512	890
Unrealized gains (losses)	$146.9	$(1,721.6)	$41.0	$(870.9)	$105.9	$(850.7)
Applicable policyholder dividend obligation (reduction)	105.9	(160.2)	—	—	105.9	(160.2)
Applicable deferred policy acquisition costs (benefit)	18.4	(775.8)	18.4	(473.6)	—	(302.2)
Applicable deferred income taxes (benefit)	7.9	(275.0)	7.9	(139.1)	—	(135.9)
Offsets to net unrealized gains (losses)	132.2	(1,211.0)	26.3	(612.7)	105.9	(598.3)
Unrealized gains (losses) after offsets	$14.7	$(510.6)	$14.7	$(258.2)	$—	$(252.4)
Net unrealized losses after offsets		$(495.9)		$(243.5)		$(252.4)

Equity securities
Number of positions	53	7	33	4	20	3
Unrealized gains (losses)	$1.1	$(0.2)	$1.1	$(0.1)	$—	$(0.1)
Applicable policyholder dividend obligation (reduction)	—	(0.1)	—		—	(0.1)
Applicable deferred income taxes (benefit)	0.4	—	0.4	—	—	—
Offsets to net unrealized gains (losses)	0.4	(0.1)	0.4	—	—	(0.1)
Unrealized gains (losses) after offsets	$0.7	$(0.1)	$0.7	$(0.1)	$—	$—
Net unrealized gains (losses) after offsets	$0.6		$0.6		$—

Total net unrealized losses on debt and equity securities as of March 31, 2009 were $1,573.8 million (unrealized gains of $148.0 million less unrealized losses of $1,721.8 million). Of that net amount, $828.9 million was outside the closed block ($242.9 million after offsets for taxes and deferred policy acquisition costs) and $744.9 million was in the closed block ($252.4 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation).

Duration of Gross Unrealized Losses on	As of March 31, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$2,604.0	$255.9	$721.1	$1,627.0
Total amortized cost	3,474.9	297.4	829.6	2,347.9
Unrealized losses	$(870.9)	$(41.5)	$(108.5)	$(720.9)
Unrealized losses after offsets	$(258.1)	$(14.4)	$(32.1)	$(211.6)
Number of securities	2,216	218	617	1,381

Investment grade:
Unrealized losses	$(557.7)	$(17.4)	$(79.6)	$(460.7)
Unrealized losses after offsets	$(160.3)	$(5.9)	$(24.1)	$(130.3)

Below investment grade:
Unrealized losses	$(313.2)	$(24.1)	$(28.9)	$(260.2)
Unrealized losses after offsets	$(97.8)	$(8.5)	$(8.0)	$(81.3)

Equity securities outside closed block
Unrealized losses	$(0.1)	$—	$—	$(0.1)
Unrealized losses after offsets	$(0.1)	$—	$—	$(0.1)
Number of securities	4	1	1	2

For debt securities outside of the closed block with gross unrealized losses, 62.1% of the unrealized losses after offsets pertain to investment grade securities and 37.9% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(694.3)	$(395.3)	$(207.0)	$(92.0)
Unrealized losses over 20% of cost after offsets	$(203.8)	$(118.2)	$(60.7)	$(24.9)
Number of securities	973	673	233	67

Investment grade:
Unrealized losses over 20% of cost	$(408.3)	$(210.6)	$(136.3)	$(61.4)
Unrealized losses over 20% of cost after offsets	$(114.6)	$(58.9)	$(37.8)	$(17.9)

Below investment grade:
Unrealized losses over 20% of cost	$(286.0)	$(184.7)	$(70.7)	$(30.6)
Unrealized losses over 20% of cost after offsets	$(89.2)	$(59.3)	$(22.9)	$(7.0)

Equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	3	2	—	1

Duration of Gross Unrealized Losses on	As of March 31, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,431.3	$492.5	$1,193.0	$1,745.8
Total amortized cost	4,282.0	550.2	1,349.2	2,382.6
Unrealized losses	$(850.7)	$(57.7)	$(156.2)	$(636.8)
Unrealized losses after offsets	$(252.4)	$(17.1)	$(46.3)	$(189.0)
Number of securities	890	122	270	498

Investment grade:
Unrealized losses	$(645.6)	$(40.8)	$(122.0)	$(482.8)
Unrealized losses after offsets	$(191.5)	$(12.1)	$(36.2)	$(143.2)

Below investment grade:
Unrealized losses	$(205.1)	$(16.9)	$(34.2)	$(154.0)
Unrealized losses after offsets	$(60.9)	$(5.0)	$(10.1)	$(45.8)

Equity securities inside closed block
Unrealized losses	$(0.1)	$—	$—	$(0.1)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	3	—	2	1

For debt securities inside the closed block with gross unrealized losses, 75.9% of the unrealized losses after offsets pertain to investment grade securities and 24.1% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(625.0)	$(329.3)	$(215.4)	$(80.3)
Unrealized losses over 20% of cost after offsets	$(97.0)	$(51.1)	$(33.4)	$(12.5)
Number of securities	332	206	95	31

Investment grade:
Unrealized losses over 20% of cost	$(440.8)	$(223.5)	$(158.1)	$(59.2)
Unrealized losses over 20% of cost after offsets	$(68.4)	$(34.7)	$(24.5)	$(9.2)

Below investment grade:
Unrealized losses over 20% of cost	$(184.2)	$(105.8)	$(57.3)	$(21.1)
Unrealized losses over 20% of cost after offsets	$(28.6)	$(16.4)	$(8.9)	$(3.3)

Equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	2	1	1	—

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2009	2008	2009 vs. 2008
Continuing operations
Cash for operating activities	$(101.9)	$(24.4)	$(77.5)	318%
Cash from (for) investing activities	(49.6)	96.8	(146.4)	(151%)
Cash for financing activities	(72.9)	(274.2)	201.3	(73%)

Discontinued operations
Cash for operating activities	(8.6)	(25.7)	17.1	(67%)
Cash from investing activities	11.9	27.8	(15.9)	(57%)

Three months ended March 31, 2009 vs. March 31, 2008

Cash from continuing operations for the first three months of 2009 decreased $22.6 million compared to the first three months of 2008. This decrease was primarily driven by negative operating cash flow of $77.5 million and net cash used for investing activities of $146.4 million; partially offset by lower cash used for financing, as follows:

•

The negative change in operating cash flows of $77.5 million was primarily driven by higher surrenders and lower sales, partially offset by lower acquisition costs of $101.7 million. The higher death benefits were due to death claims incurred in late 2008, but not paid until early 2009. The lower acquisition costs were primarily driven by lower sales resulting from the suspension of sales of the Company’s products by two of our major distribution partners and the overall economic environment.

•

The negative change in investing cash flows of $146.4 million was primarily caused by the timing of the settlement of investment purchases and sales between the two periods.

•

Cash used for financing for the three months of 2009 of $72.9 million was lower than used for financing in the first three months of 2008 of $274.2 primarily driven by the repayment of a senior unsecured bond in the first quarter of 2008 in the amount of $157.7 million.

See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

Our primary sources of liquidity have been dividends from Phoenix Life and interest income from our former asset management subsidiary, Virtus. Under New York Insurance Law, Phoenix Life can pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life is able to pay a dividend of $53.4 million in 2009 under this provision. See Note 22 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

At December 31, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) had a $100 million unsecured senior revolving credit facility. Potential borrowers on the credit line were the Company and Phoenix Life. The credit facility contained covenants that required a minimum A.M. Best financial strength rating of “A-”, a minimum level of surplus on a statutory basis and a minimum parent cash flow coverage ratio. Borrowings und the facility were not conditioned on the absence of a material adverse change. On March 10, 2009, Phoenix Life’s A.M. Best financial rating was downgraded from A to B++. Accordingly, on March 12, 2009, the Company gave notice that it was terminating the credit facility effective March 13, 2009. As of the termination date, there were no borrowings on the credit facility. The Company will evaluate the costs and benefits of replacing the facility as part of its ongoing liquidity management.

On January 6, 2009, we filed an automatic shelf registration statement with the SEC (our “existing shelf registration statement”) for the potential offering and sale of up to $750 million of debt and equity securities. Because we were a well-known seasoned issuer (“WKSI”) at the time of filing, as defined in Rule 405 under the Securities Act of 1933, the existing shelf registration statement went effective immediately upon filing. On March 5, the filing date of our Annual Report on Form 10-K, we lost our status as a WKSI as a result of not satisfying the related minimum market capitalization requirement. As of that date, in accordance with SEC guidance, we expressed our intent to promptly file a new registration statement on Form S-3 as a non-automatic shelf registration statement (the “new shelf registration statement”) to maintain our ability to issue securities utilizing the existing shelf registration statement until the new shelf registration statement was declared effective. We subsequently decided not to file the new shelf registration statement, which means that we may no longer issue debt and equity securities utilizing our existing shelf registration statement. We remain eligible to file non-automatic shelf registration statements and will evaluate the costs and benefits of replacing the existing shelf registration statement as part of our ongoing liquidity management.

In 2008, we paid dividends of $0.16 per share, totaling $18.8 million. In February 2009, our Board of Directors determined that the Company will not pay an annual dividend on its common stock during fiscal year 2009.

We sponsor postemployment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 18 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for additional information.

Future minimum annual principal payments on indebtedness as of March 31, 2009 are: in 2032, $278.0 million and in 2034, $175.0 million.

Our principal needs at the holding company level are debt service (approximately $22.0 million in 2009), income taxes and operating expenses.

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

On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. They maintained their negative outlook on all ratings. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ and downgraded our senior debt rating to BB from BB+. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009.

On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3 and downgraded our senior debt rating to Ba1 from Baa3.

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable and also revised our senior debt rating outlook to negative from stable.

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On May 4, 2009, we informed Fitch that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

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

The financial strength and debt ratings as of May 7, 2009 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative	bb+ (“Speculative”)	Negative
Fitch	BBB+ (“Good”)	Rating Watch Negative	Not Rated
Moody’s	Baa2 (“Adequate”)	Negative	Ba2 (“Questionable”)	Negative
Standard & Poor’s	BBB- (“Good”)	Negative	B+ (“Weak”)	Negative

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

See our 2008 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Mar 31,	Dec 31,	percentage change
	2009	2008	2009 vs. 2008
ASSETS
Available-for-sale debt securities, at fair value	$9,802.3	$9,831.0	(28.7)	0%
Available-for-sale equity securities, at fair value	25.1	25.2	(0.1)	0%
Venture capital partnerships, at equity in net assets	185.7	200.8	(15.1)	(8%)
Policy loans, at unpaid principal balances	2,595.2	2,535.7	59.5	2%
Other investments	618.2	616.9	1.3	0%
Fair value option investments	64.9	84.1	(19.2)	(23%)
	13,291.4	13,293.7	(2.3)	0%
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0	(148.0)	(100%)
Total investments	13,291.4	13,441.7	(150.3)	1%
Cash and cash equivalents	152.7	381.1	(228.4)	(60%)
Accrued investment income	212.2	203.4	8.8	4%
Receivables	406.9	411.5	(4.6)	(1%)
Deferred policy acquisition costs	2,681.5	2,731.4	(49.9)	(2%)
Deferred income taxes	346.5	456.7	(110.2)	(24%)
Goodwill	30.1	30.1	—	0%
Other assets	167.1	182.7	(15.6)	(9%)
Separate account assets	7,537.3	7,930.2	(392.9)	(5%)
Total assets	$24,825.7	$25,768.8	$(943.1)	(4%)

LIABILITIES
Policy liabilities and accruals	$13,907.2	$14,008.8	$(101.6)	(1%)
Policyholder deposit funds	1,540.4	1,616.6	(76.2)	(5%)
Indebtedness	452.1	458.0	(5.9)	(1%)
Other liabilities	523.3	645.0	(121.7)	(19%)
Non-recourse collateralized obligations	—	245.2	(245.2)	(100%)
Separate account liabilities	7,537.3	7,930.2	(392.9)	(5%)
Total liabilities	23,960.3	24,903.8	(943.5)	(4%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,627.2	2,627.7	(0.5)	0%
Accumulated deficit	(902.5)	(839.5)	(63.0)	8%
Accumulated other comprehensive loss	(679.8)	(743.7)	63.9	(9%)
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	865.4	865.0	0.4	0%
Total liabilities and stockholders’ equity	$24,825.7	$25,768.8	$(943.1)	(4%)

March 31, 2009 compared to December 31, 2008

Assets

•

Venture capital partnerships decreased primarily due to continued losses of $19.1 million incurred in the fourth quarter of 2008 and reported to the Company in the first quarter of 2009 in accordance with the partnerships’ practice of providing December 31, 2008 financial statements on a three-to-six month lag basis (See Note 6).

•

Available-for-sale debt and equity securities pledged as collateral decreased to zero due to the deconsolidation of the remaining two CDOs in the first quarter of 2009 (See Note 9) with a corresponding decrease to zero in non-recourse collateralized obligations.

•

Cash and cash equivalents decreased primarily due to lower new sales and a continued shift from cash equivalents to investments in short-term securities with maturities greater than six months. Due to the longer maturities, these securities are classified as available-for-sale debt securities.

•

The deferred income tax asset decreased due to the net increase in the valuation allowance of $103.3 million recorded in the first quarter of 2009. As a result of the assessment, we recorded an additional valuation allowance of $115.9 million at March 31, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million.

Liabilities and Stockholders’ Equity

•

Other liabilities decreased primarily due to the settlement of investment purchases executed at the end of December 2008, payment of deferred compensation and other accrued 2008 expenses.

•

Accumulated deficit increased due to the continued net losses for the Company in the first quarter of 2009.

•

Accumulated other comprehensive loss decreased primarily due to unrealized gains on debt securities and the favorable impact of the deconsolidation of the two CDOs in the first quarter of 2009.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Mar 31,	Dec 31,	percentage change
($ in millions)	2009	2008	2009 vs. 2008

Variable universal life	$330.4	$336.9	$(6.5)	(2%)
Universal life	1,195.2	1,215.3	(20.1)	(2%)
Variable annuities	291.1	321.3	(30.2)	(9%)
Fixed annuities	9.1	10.4	(1.3)	(13%)
Traditional life	855.7	847.5	8.2	1%
Total deferred policy acquisition costs	$2,681.5	$2,731.4	$(49.9)	(2%)

Contractual Obligations and Commercial Commitments

As of March 31, 2009, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2008 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 9 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the recent downgrade of Scottish Re in February 2009, we are continuing to closely monitor their financial situation and will periodically assess the recoverability of the reinsurance recoverable during the remainder of 2009. As of March 31, 2009, they were current on all their obligations to the Company. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) decreased from $853.7 million at December 31, 2008 to $709.8 million at March 31, 2009. The principal factors resulting in this decrease were losses from operations of $60.4 million, net realized losses of $25.1 million, unrealized investment losses of $37.2 million and changes in non-admitted assets of $7.7 million.

At March 31, 2009, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 250% of Company Action Level.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2009, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2008 Annual Report on Form 10-K.

We made a contribution of $1.9 million to the pension plan during the second quarter of 2009. We have no further required contributions in the second quarter but we will be reviewing our funding assumptions to determine what, if any, contributions are to be made later in the year.

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

See our 2008 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2009 in comparison to December 31, 2008.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2008 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of March 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. We intend to continue to perform these additional analyses and other procedures until both full remediation and testing of the remediation of the material weakness is complete. As a result of our consideration of the events and circumstances giving rise to the material weakness and these additional analyses and procedures, we concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weakness

As disclosed in our 2008 Annual Report on Form 10-K, management concluded that, as of December 31, 2008, the Company had a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Additionally, this control deficiency could have resulted in misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on criteria in Internal Control – Integrated Framework issued by the COSO.

In response, the Company initiated a remediation plan as described in our 2008 Annual Report on Form 10-K. However, because these remedial actions are not yet complete and have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of March 31, 2009.

Remediation Plan

In 2009 we intend to complete the hiring of internal resources, or engage external resources, to provide dedicated expertise to oversee accounting for income taxes. These resources will complete effective control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in 2009, we intend to complete the hiring of internal resources, or the engagement of external resources, to provide dedicated expertise to ensure proper accounting for income taxes.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” below and Note 16 to our consolidated financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity. The following risk factors amend and restate the risk factors presented in our 2008 Annual Report on Form 10-K in their entirety.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our general account investments decreased by $1.3 billion, before offsets, due to net unrealized losses on investments. While the unrealized loss improved modestly in the first quarter of 2009, the valuations on our investments have been under stress. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

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

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, have also been adversely affected. There may be similar adverse effects in the future. These assets generate returns that are more volatile than other asset classes. For example, in 2008 our net investment income related to these investments declined $60.6 million and declined by another $19.8 million in the first quarter of 2009. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

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

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. We made a contribution of $1.9 million to the pension plan during the second quarter of 2009. We have no further required contributions in the second quarter but we will be reviewing our funding assumptions to determine what, if any, contributions are to be made later in the year. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $74.8 million in the first quarter of 2009. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Continuing adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Continued adverse capital and credit market conditions may limit our access to liquidity and affect the availability and cost of borrowed funds. We need liquidity to meet policyholder obligations and to pay operating expenses and interest on our debt, as well as any shareholder dividends declared by our board of directors. Without sufficient liquidity, we could be forced to curtail certain of our operations, resulting in reduced profits. The principal internal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Under normal circumstances, we maintain access to external sources of liquidity, including the potential issuance of debt and equity securities.

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

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Given current market conditions and liquidity concerns, our determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our profitability, financial condition and liquidity.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. For example, in 2008 we experienced a loss of $20.8 million after tax associated with the effect of adverse market conditions on our guaranteed benefit reserves. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including increased withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. For example, in 2008, we experienced increased hedging costs of $38.1 million due to increased execution costs and hedge inefficiency. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

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

•

On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. They maintained their negative outlook on all ratings. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ and downgraded our senior debt rating to BB from BB+. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009.

•

On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3 and downgraded our senior debt rating to Ba1 from Baa3.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable and also revised our senior debt rating outlook to negative from stable.

•

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On May 4, 2009, we informed Fitch that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These downgrades have materially and adversely affected new sales and our relationships with distributors, and have reduced our ability to borrow. These could also increase policy surrenders and withdrawals and increase our future borrowing costs.

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

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on profitability. We incur significant costs in connection with acquiring new and renewal business. Costs, that vary with, and are primarily related to the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. In particular, equity market movements and our performance have a significant effect on investment returns. Accordingly, sustained and significant changes in the equity markets, such as we have experienced recently, could have an effect on deferred policy acquisition cost amortization. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2008, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2008 we had an unlocking of deferred policy acquisition costs of $183.8 million, of which $136.7 million related to declines in the markets, primarily related to our annuity products. We did not have an unlocking of prospective assumptions for our deferred policy acquisition costs in the first quarter of 2009. Accordingly, such adjustments have had, and may in the future have, a material adverse effect on our results of operations or financial condition.

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

We depend on non-affiliated distribution for our product sales. Our relationships with several of our distributors have been materially and adversely affected by recent downgrades to our debt and financial strength ratings. Accordingly, we have suffered a loss in revenues and we could suffer further losses in revenues in the future.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was a subsidiary of State Farm Mutual Automobile Company (“State Farm”). Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 27% of our total life insurance premiums. In 2008, State Farm accounted for approximately 68% and National Life Group accounted for approximately 14% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $260 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. On March 3, 2009, State Farm informed us that it was suspending the sale of our products pending a re-evaluation of the relationship between the companies. On March 4, 2009, National Life Group informed us that it was suspending the sale of our products. This has materially adversely affected our revenues.

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

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are able better withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital.

We may also be subject to claims by competitors that our products infringe on their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

In light of recent downgrades to our financial strength ratings and the loss or impairment of our relationships with several key distribution partners, we have initiated a new business plan that leverages existing manufacturing strengths and partnering capabilities to shift the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distribution partners. This plan shifts the focus of new business development to private labeling, expanding alternative retirement product solutions, and selling core products within existing distribution relationships as well as through new distribution channels. This new business plan may not succeed and may adversely affect our ability to retain existing customers, attract new customers or maintain our profitability.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and pay future dividends.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. When economic or market conditions deteriorate, as they have recently, the ability of our subsidiaries to pay dividends or to advance or repay funds may be impaired. This is especially true of our insurance company subsidiaries. Payments of dividends and advances or repayment of funds to us by our insurance company subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. For example, the ability of Phoenix Life to pay dividends without special regulatory approval declined from $83.8 million for 2008 to $53.4 million for 2009. Changes to these laws, especially those of New York State, the domiciliary state of Phoenix Life, could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

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

We also benefit from certain tax benefits, including but not limited to, performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our consolidated net income or loss could decline.

There can be no assurance that actions and initiatives of the U.S. Government will improve adverse economic and market conditions or our business, financial condition and results of operations.

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

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. Moreover, they are administered and enforced by a number of different governmental authorities. These authorities include foreign regulators, state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Justice, and state attorneys general. In light of recent events involving certain financial institutions and the current financial crisis, it is likely that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and March 31, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008 and March 31, 2009. The material weakness is described in Part I, Item 4 entitled “Controls and Procedures” of this Quarterly Report on Form 10-Q. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

We are exposed to the risks of natural and man-made disasters, which may adversely affect our operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions and pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations or financial condition. For example, a natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe natural disaster or pandemic could result in a substantial increase in mortality experience and have a significant negative impact on our capital and surplus. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of our business within such area and the general economic climate, which in turn could have an adverse affect on us. The possible macroeconomic effects of a pandemic could also adversely affect our investment portfolio. While recent widespread outbreaks of communicable diseases, such as the outbreak of swine flu experienced world-wide in April 2009, have not risen to the pandemic level and we have not been adversely affected thus far, a worsening of this outbreak, or the occurrence of another outbreak of a different communicable disease, may adversely affect our operations or financial condition in the future.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended March 31, 2009, we issued 104,052 restricted stock units (“RSUs”) to 14 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Shareholders of The Phoenix Companies, Inc. was held on May 1, 2009.

(b)

The following individuals were elected as directors at the meeting for terms expiring in 2012:
Peter C. Browning, Sanford Cloud, Jr., Gordon J. Davis, Esq., Jerry J. Jasinowski and Augustus K. Oliver, II.

All of the following other individuals continued to serve as directors after the meeting:
Sal H. Alfiero, Martin N. Baily, Jean S. Blackwell, Arthur P. Byrne, John H. Forsgren, Jr., Ann Maynard Gray,
John E. Haire, Thomas S. Johnson, James D. Wehr and Arthur F. Weinbach.

(c)

The nominees for director were elected based on the following votes:

	Number of Shares Voted For	Number of Shares Withheld

Peter C. Browning	70,472,005	4,018,197
Sanford Cloud, Jr.	70,479,673	4,010,529
Gordon J. Davis, Esq.	71,390,927	3,099,275
Jerry J. Jasinowski	71,463,789	3,026,413
Augustus K. Oliver, II	72,171,132	2,319,070

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009 received the following votes:

FOR	AGAINST	ABSTAIN

73,315,253	1,052,099	122,850

The proposal to approve the continued use of the performance goals under the Company’s 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan and Annual Incentive Plan for Executive Officers received the following votes:

FOR	AGAINST	ABSTAIN

70,505,230	3,781,621	203,351

The proposal to grant to the Board of Discretionary Authority to effect a reverse stock split and a reduction in authorized shares of common stock received the following votes:

FOR	AGAINST	ABSTAIN

72,521,386	1,814,983	153,833

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

4.5

Form of Share Certificate for Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.2

First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on 10-K filed March 5, 2009)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.6

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

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

10.9

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on 10-K filed March 5, 2009)

10.10

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on 10-K filed March 5, 2009)

10.11

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.12

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.13

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.14

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.15

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

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

10.27	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.28	Discussion of compensation of David R. Pellerin (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.29

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.30

Form of Restricted Stock Units Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.31

Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.32	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.33

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

10.35

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.36

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.37

Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.38

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.39	Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009*

10.40

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

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of James D. Wehr, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

THE PHOENIX COMPANIES, INC.

Date: May 8, 2009	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer