Form 10-Q
period 2009-06-30
PHOENIX COMPANIES INC/DE
filed 2009-08-07
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

YES ☐     NO ☑

On July 31, 2009, the registrant had 115.6 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheet

($ in millions, except share data)

June 30, 2009 (unaudited) and December 31, 2008

	June 30,	Dec 31,
	2009	2008
ASSETS:
Available-for-sale debt securities, at fair value	$10,052.9	$9,831.0
Available-for-sale equity securities, at fair value	24.1	25.2
Venture capital partnerships, at equity in net assets	179.5	200.8
Policy loans, at unpaid principal balances	2,646.6	2,535.7
Other investments	557.8	616.9
Fair value option investments	64.4	84.1
	13,525.3	13,293.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0
Total investments	13,525.3	13,441.7
Cash and cash equivalents	138.0	381.1
Accrued investment income	190.1	203.4
Receivables	381.3	368.0
Deferred policy acquisition costs	2,441.7	2,731.4
Deferred income taxes	253.6	456.7
Goodwill	30.1	30.1
Other assets	241.2	226.2
Separate account assets	7,929.8	7,930.2
Total assets	$25,131.1	$25,768.8

LIABILITIES:
Policy liabilities and accruals	$13,832.8	$14,008.8
Policyholder deposit funds	1,440.9	1,616.6
Indebtedness	443.6	458.0
Other liabilities	562.4	645.0
Non-recourse collateralized debt obligations	—	245.2
Separate account liabilities	7,929.8	7,930.2
Total liabilities	24,209.5	24,903.8

CONTINGENT LIABILITIES (NOTE 16)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 127.0 million and 126.7 million shares issued	1.3	1.3
Additional paid-in capital	2,626.6	2,626.4
Accumulated deficit	(1,013.7)	(839.5)
Accumulated other comprehensive loss	(513.1)	(743.7)
Treasury stock, at cost: 11.4 million and 12.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	921.6	865.0
Total liabilities and stockholders’ equity	$25,131.1	$25,768.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months		Six Months
	2009	2008	2009	2008
REVENUES:
Premiums	$170.6	$191.3	$342.8	$371.5
Insurance, investment management and product fees	160.3	154.2	319.1	303.8
Net investment income	195.0	246.0	380.6	494.2
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(39.2)	—	(96.9)	—
Portion of OTTI losses recognized in other comprehensive income	18.3	—	37.7	—
Net OTTI losses recognized in earnings	(20.9)	(26.5)	(59.2)	(66.9)
Net realized investment gains (losses), excluding OTTI losses	(65.3)	1.0	(1.6)	(5.3)
Total realized investment gains(losses)	(86.2)	(25.5)	(60.8)	(72.2)
Total revenues	439.7	566.0	981.7	1,097.3

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	346.6	327.0	665.4	662.8
Policyholder dividends	46.6	86.0	84.4	159.7
Policy acquisition cost amortization	28.1	55.6	93.8	95.6
Interest expense on indebtedness	8.3	8.8	16.8	19.0
Interest expense on non-recourse collateralized debt obligations	—	1.9	—	5.1
Other operating expenses	75.9	72.1	154.1	147.3
Total benefits and expenses	505.5	551.4	1,014.5	1,089.5
Income (loss) before income taxes	(65.8)	14.6	(32.8)	7.8
Income tax expense	(19.1)	(3.4)	(125.1)	(1.3)
Income (loss) from continuing operations	(84.9)	11.2	(157.9)	6.5
Loss from discontinued operations, net of income taxes	(26.3)	(5.0)	(28.1)	(14.7)
Net income (loss)	$(111.2)	$6.2	$(186.0)	$(8.2)

EARNINGS PER SHARE:
Income (loss) from continuing operations – basic	$(0.73)	$0.10	$(1.36)	$0.06
Income (loss) from continuing operations – diluted	$(0.73)	$0.10	$(1.36)	$0.06
Income (loss) from discontinued operations – basic	$(0.23)	$(0.04)	$(0.24)	$(0.13)
Income (loss) from discontinued operations – diluted	$(0.23)	$(0.04)	$(0.24)	$(0.13)
Net earnings (loss) – basic	$(0.96)	$0.05	$(1.60)	$(0.07)
Net earnings (loss) – diluted	$(0.96)	$0.05	$(1.60)	$(0.07)
Basic weighted-average common shares outstanding (in thousands)	116,006	114,389	115,903	114,362
Diluted weighted-average common shares outstanding (in thousands)	116,006	116,090	115,903	114,362

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(111.2)	$6.2	$(186.0)	$(8.2)
Net unrealized investment gains (losses)	180.0	(73.9)	215.3	(85.7)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(11.9)	—	(24.5)	—
Net unrealized other gains (losses)	(0.7)	3.4	34.5	3.4
Net unrealized derivative instruments gains (losses)	(0.7)	3.1	(3.3)	1.7
Other comprehensive income (loss)	166.7	(67.4)	222.0	(80.6)
Comprehensive income (loss)	$55.5	$(61.2)	$36.0	$(88.8)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Cash Flows

($ in millions)

Six Months Ended June 30, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES:
Premiums collected	$313.9	$393.6
Insurance, investment management and product fees collected	320.7	307.3
Investment income collected	454.3	474.5
Policy benefits paid, excluding policyholder dividends	(826.9)	(526.4)
Policyholder dividends paid	(155.5)	(166.7)
Policy acquisition costs paid	(54.3)	(248.1)
Interest expense on indebtedness paid	(17.4)	(20.0)
Interest expense on collateralized debt obligations paid	—	(5.5)
Other operating expenses paid	(181.8)	(156.6)
Income taxes paid	(1.7)	(19.2)
Cash from continuing operations	(148.7)	32.9
Discontinued operations, net	(21.5)	(26.3)
Cash from (for) operating activities	(170.2)	6.6

INVESTING ACTIVITIES:
Investment purchases	(3,917.4)	(2,286.6)
Investment sales, repayments and maturities	3,981.5	2,446.2
Debt and equity securities pledged as collateral sales	—	24.5
Premises and equipment additions	(4.1)	(9.7)
Effect of deconsolidation of collateralized debt obligations	(7.3)	—
Discontinued operations, net	(1.5)	33.0
Cash from investing activities	51.2	207.4

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	370.9	378.0
Policyholder deposit fund withdrawals	(490.1)	(527.8)
Indebtedness repayments	(4.9)	(153.7)
Collateralized debt obligations repayments	—	(30.9)
Proceeds from stock options exercised	—	0.2
Cash for financing activities	(124.1)	(334.2)
Change in cash and cash equivalents	(243.1)	(120.2)
Cash and cash equivalents, beginning of period	381.1	541.2
Cash and cash equivalents, end of period	$138.0	$421.0

Included in cash and cash equivalents above is cash pledged as collateral of $0.0 and $5.2 million at June 30, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months		Six Months
	2009	2008	2009	2008
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3	$1.3	$1.3
Common shares issued	—	—	—	—
Balance, end of period	$1.3	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,625.9	$2,619.5	$2,626.4	$2,616.1
Issuance of shares and compensation expense on stock compensation awards	0.7	2.3	0.2	5.7
Balance, end of period	$2,626.6	$2,621.8	$2,626.6	$2,621.8

ACCUMULATED DEFICIT:
Balance, beginning of period, as previously reported	$(902.5)	$(31.7)	$(839.5)	$(9.8)
Cumulative effect of retrospective application of change in accounting (Note 2)	—	(6.3)	—	(10.9)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	—	(2.9)
Cumulative effect adjustment of FSP FAS 115-2 (Note 2)	—	—	11.8	—
Adjusted beginning balance	(902.5)	(38.0)	(827.7)	(23.6)
Net income (loss)	(111.2)	6.2	(186.0)	(8.2)
Common stock dividend declared ($0.16 per share)	—	(18.8)	—	(18.8)
Balance, end of period	$(1,013.7)	$(50.6)	$(1,013.7)	$(50.6)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(679.8)	$(148.5)	$(743.7)	$(138.2)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	—	2.9
Cumulative effect adjustment of FSP FAS 115-2 (Note 2)	—	—	8.6	—
Adjusted beginning balance	(679.8)	(148.5)	(735.1)	(135.3)
Other comprehensive income (loss)	166.7	(67.4)	222.0	(80.6)
Balance, end of period	$(513.1)	$(215.9)	$(513.1)	$(215.9)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$865.4	$2,254.8	$865.0	$2,279.0
Change in stockholders’ equity	56.2	(77.7)	56.6	(101.9)
Stockholders’ equity, end of period	$921.6	$2,177.1	$921.6	$2,177.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

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

Effective December, 31, 2008, we distributed our interest in our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., to PNX’s shareholders in a spin-off dividend. See Note 21 in our 2008 Annual Report on Form 10-K for further information regarding the spin-off transaction. We have reflected the results of Virtus prior to the distribution in discontinued operations in these financial statements.

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

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and six-month periods in 2009 are not necessarily indicative of the results that may be expected for the year 2009. These consolidated financial statements should be read in conjunction with our consolidated financial statements in our 2008 Annual Report on Form 10-K.

The Company has evaluated the potential impact of subsequent events on the accompanying interim consolidated financial statements through August 7, 2009, the date of public issuance of this Quarterly Report on Form 10-Q. Please see Note 17 for additional information.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. A tightening of credit spreads, such as the market has experienced recently, has decreased the net unrealized loss position of our investment portfolio. While the unrealized loss position has had significant improvement in the second quarter of 2009, the valuations on our investments are still under stress. For example, in the first quarter of 2009, the net unrealized losses on investments in our general account were $1,573.8 million before offsets. This amount has improved by $500.6 million to a net unrealized loss position of $1,073.2 million before offsets as of the second quarter of 2009. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, have also been adversely affected. Although there may be similar adverse effects in the future, there has been significant improvement in the second quarter of 2009. For example, in the first quarter of 2009, the net loss on these investments in earnings was $35.9 million before offsets. This amount has improved by $16.5 million to a net loss on these investments in earnings of $19.4 million before offsets for the second quarter of 2009. These assets generate returns that are more volatile than other asset classes. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Asset-based fee revenues related to our variable life and annuity products have declined and may continue to decline. For example, for year-to-date 2009 our asset-based fees declined by $2.6 million compared to year-to-date 2008. Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage.

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

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding. We made a contribution of $1.9 million to the pension plan during the second quarter of 2009 and $1.6 million during the third quarter of 2009.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $186.0 million year-to-date 2009. While there are some early signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery or whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Adoption of new accounting standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is intended to bring the existing audit standard into the U.S. GAAP hierarchy. SFAS 165 also adds a requirement to disclose the cut-off date used in the evaluation. SFAS 165 is effective for our second quarter 2009 reporting.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which further clarifies the application of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. FSP FAS 157-4 supersedes FSP FAS 157-3, which was effective upon issuance on October 10, 2008. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-4 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of FSP FAS 157-4 had no material effect on our financial condition or results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which changes the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The FSP addresses how to evaluate whether an impairment is other than temporary, and modifies the existing requirement from the intent and ability to hold a security, to an assessment of whether it is more likely than not that the Company will be required to sell the security before recovery. Additionally, the guidance provides for the separation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. FSP FAS 115-2 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of FSP FAS 115-2 resulted in a decrease to our January 1, 2009 accumulated deficit and a decrease to our January 1, 2009 accumulated other comprehensive loss. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect resulted in a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, which includes an adjustment of $12.6 million to the deferred tax valuation allowance.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Because the guidance in this FSP only concerns additional interim disclosures, our adoption resulted in additional disclosures in these financial statements but otherwise had no effect on our financial condition or results of operations.

In January 2009, the FASB issued FSP No. EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”). The FSP revises EITF 99-20’s impairment guidance to make it consistent with the requirements of SFAS No. 115 for determining whether an other-than-temporary impairment has occurred. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which requires public entities to provide additional disclosures about transfers of financial assets. It also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP introduces new disclosure requirements for credit derivatives and certain guarantees. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share. FSP EITF 03-6-1 was effective for us January 1, 2009. Our adoption did not have a material impact on our financial position and results of operations.

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

Accounting standards not yet adopted

FASB Accounting Standards Codification (“Codification”) is a single source of authoritative GAAP in a topically organized format. While not intended to change GAAP, the Codification changes the way in which the accounting literature is organized, with the objective of making it easier to research. It codifies previous level a-d GAAP issued by the various standard setters. It also supersedes the previous GAAP, except for guidance issued by the SEC. Any sources of GAAP not included in the Codification will be non-authoritative. Codification will be effective for interim and annual reporting periods ending after September 15, 2009.

On June 29, 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which replaces SFAS 162. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP—authoritative and non-authoritative.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity. SFAS 167 also adds a requirement for ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of SFAS 167 will have an impact on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the guidance for determining whether a transferor has surrendered control over transferred financial assets. SFAS 166 also provides guidance for when a financial asset should be derecognized. SFAS 166 is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of SFAS 166 will have an impact on our financial position and results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In January 2009, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP expands the disclosures set forth in SFAS 132(R) by adding required disclosures about: how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, the FSP requires an employer to disclose: the level of the fair value hierarchy into which plan assets fall, information about the inputs that valuation techniques used to measure the fair value of plan assets, and a reconciliation of the beginning and ending balances of plan assets in level 3 of the fair value hierarchy. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The FSP will not have a material effect on our financial statements.

Significant Accounting Policies

Reinsurance

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts. Comparative amounts from prior periods have been adjusted to apply the new method retrospectively in these financial statements.

Net Investment Income and Net Realized Investment Gains (Losses)

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

4.

Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	June 30,	Dec 31,
($ in millions)	2009	2008	Inception

Debt securities	$6,123.6	$6,011.4	$4,773.1
Equity securities	8.4	9.0	—
Mortgage loans	7.3	8.9	399.0
Venture capital partnerships	168.3	188.5	—
Policy loans	1,414.3	1,377.0	1,380.0
Other investments	137.2	153.3	—
Total closed block investments	7,859.1	7,748.1	6,552.1
Cash and cash equivalents	17.1	57.2	—
Accrued investment income	108.4	113.0	106.8
Receivables	64.6	49.5	35.2
Deferred income taxes	361.4	418.3	389.4
Other closed block assets	214.0	338.0	6.2
Total closed block assets	8,624.6	8,724.1	7,089.7
Policy liabilities and accruals	9,531.1	9,742.7	8,301.7
Policyholder dividends payable	311.7	311.1	325.1
Other closed block liabilities	58.0	72.0	12.3
Total closed block liabilities	9,900.8	10,125.8	8,639.1
Excess of closed block liabilities over closed block assets	$1,276.2	$1,401.7	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligation:	from	June 30,
($ in millions)	Inception	2009	2008

Closed block revenues
Premiums	$8,626.3	$322.5	$354.3
Net investment income	5,177.4	214.3	282.1
Net realized investment losses	(227.3)	(29.5)	(27.1)
Total revenues	13,576.4	507.3	609.3
Policy benefits, excluding dividends	9,354.1	391.0	417.5
Other operating expenses	86.6	2.6	2.9
Total benefits and expenses, excluding policyholder dividends	9,440.7	393.6	420.4
Closed block contribution to income before dividends and income taxes	4,135.7	113.7	188.9
Policyholder dividends	(3,432.7)	(84.1)	(159.4)
Closed block contribution to income before income taxes	703.0	29.6	29.5
Applicable income tax expense	(243.4)	(9.9)	(8.6)
Closed block contribution to income	$459.6	$19.7	$20.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,491.1	$97.3	$159.4
Policyholder dividends provided through other comprehensive income	(23.0)	58.6	(232.4)
Additions to (reductions in) policyholder dividend liabilities	3,468.1	155.9	(73.0)
Policyholder dividends paid	(3,481.5)	(155.3)	(166.5)
Increase (decrease) in policyholder dividend liabilities	(13.4)	0.6	(239.5)
Policyholder dividend liabilities, beginning of period	325.1	311.1	578.8
Policyholder dividend liabilities, end of period	311.7	311.7	339.3
Policyholder dividends payable, end of period	(311.7)	(311.7)	(339.3)
Policyholder dividend obligation, end of period	$—	$—	$—

As of June 30, 2009, the policyholder dividend obligation includes approximately $23.0 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Policy acquisition costs deferred	$18.2	$105.9	$54.3	$248.1
Costs amortized to expenses:
Recurring costs	(33.1)	(59.0)	(99.3)	(105.0)
Net realized investment losses	5.2	3.4	5.6	9.4
Offsets to net unrealized investment (gains) losses included in other comprehensive income	(229.3)	64.8	(244.9)	108.6
Cumulative effect of FSP FAS 115-2	—	—	(4.6)	—
Other	(0.8)	—	(0.8)	—
Change in deferred policy acquisition costs	(239.8)	115.1	(289.7)	261.1
Deferred policy acquisition costs, beginning of period	2,681.5	2,235.9	2,731.4	2,089.9
Deferred policy acquisition costs, end of period	$2,441.7	$2,351.0	$2,441.7	$2,351.0

6.

Investing Activities

Debt and equity securities

See Note 9 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities:	June 30, 2009		December 31, 2008
($ in millions)	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$1,117.4	$1,119.5	$608.7	$609.4
State and political subdivision	184.8	185.2	192.7	195.2
Foreign government	159.2	143.9	182.5	174.3
Corporate	5,517.3	6,041.3	5,812.0	6,767.3
Commercial mortgage-backed	980.8	1,111.8	925.7	1,088.7
Residential mortgage-backed	1,463.9	1,610.2	1,480.5	1,654.3
CDO/CLO	222.9	369.2	169.6	384.0
Other asset-backed	406.6	544.5	459.3	603.0
Available-for-sale debt securities	$10,052.9	$11,125.6	$9,831.0	$11,476.2

Amounts applicable to the closed block	$6,123.6	$6,588.0	$6,011.4	$6,796.7

Available-for-sale equity securities	$24.1	$24.6	$25.2	$24.3

Amounts applicable to the closed block	$8.4	$9.2	$9.0	$9.1

6.

Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	June 30, 2009		December 31, 2008
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$21.6	$(23.7)	$23.9	$(24.6)
State and political subdivision	5.4	(5.8)	4.8	(7.3)
Foreign government	15.5	(0.2)	11.0	(2.8)
Corporate	86.0	(610.0)	43.0	(998.3)
Commercial mortgage-backed	11.1	(142.1)	2.4	(165.4)
Residential mortgage-backed	29.6	(175.9)	19.7	(193.5)
CDO/CLO	0.7	(147.0)	—	(214.4)
Other asset-backed	2.9	(140.8)	3.5	(147.2)
Debt securities gains (losses)	$172.8	$(1,245.5)	$108.3	$(1,753.5)
Debt securities net losses		$(1,072.7)		$(1,645.2)

Equity securities gains (losses)	$1.1	$(1.6)	$1.1	$(0.2)
Equity securities net gains		$(0.5)	$0.9

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Six Months
has been Recognized (Non-Credit Losses):	Ended
($ in millions)	June 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of FSP FAS 115-2, beginning balance	$(36.0)
Changes in net investment gains (losses) arising during the period	(20.7)
Reclassification adjustment for amounts included in net income(1)	36.3
Balance of fixed maturity non-credit losses in AOCI, June 30, 2009	(20.4)
All other net unrealized investment gains (losses) in AOCI	(1,052.8)
Total net unrealized investment gains (losses) in AOCI	$(1,073.2)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Net Unrealized Gains (Losses) before Offsets on Investments by Asset Class:	June 30,	Dec 31,
($ in millions)	2009	2008

Fixed maturity securities on which other-than-temporary impairment loss has been recognized	$(20.4)	$—
Fixed maturity securities, available-for-sale – all other	(1,052.3)	(1,645.2)
Equity securities, available-for-sale	(0.5)	0.9
Total net unrealized losses before offsets on investments	$(1,073.2)	$(1,644.3)

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of June 30, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$64.2	$(2.8)	$68.2	$(20.9)	$132.4	$(23.7)
State and political subdivision	21.0	(2.3)	37.2	(3.5)	58.2	(5.8)
Foreign government	1.7	—	16.7	(0.2)	18.4	(0.2)
Corporate	731.3	(71.5)	2,819.4	(538.5)	3,550.7	(610.0)
Commercial mortgage-backed	187.6	(10.2)	435.1	(131.9)	622.7	(142.1)
Residential mortgage-backed	112.2	(11.3)	496.8	(164.6)	609.0	(175.9)
CDO/CLO	30.1	(21.8)	180.4	(125.2)	210.5	(147.0)
Other asset-backed	51.5	(6.3)	275.9	(134.5)	327.4	(140.8)
Debt securities	$1,199.6	$(126.2)	$4,329.7	$(1,119.3)	$5,529.3	$(1,245.5)
Equity securities	3.3	(1.4)	0.8	(0.2)	4.1	(1.6)
Total temporarily impaired securities	$1,202.9	$(127.6)	$4,330.5	$(1,119.5)	$5,533.4	$(1,247.1)

Amounts inside the closed block	$824.3	$(76.2)	$2,374.6	$(518.0)	$3,198.9	$(594.2)

Amounts outside the closed block	$378.6	$(51.4)	$1,955.9	$(601.5)	$2,334.5	$(652.9)

Amounts outside the closed block that are below investment grade	$81.6	$(26.1)	$389.3	$(230.7)	$470.9	$(256.8)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(19.4)		$(182.4)		$(201.8)

Number of securities		466		2,100		2,566

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of amortized cost totaled $232.4 million at June 30, 2009 ($76.8 million after offsets for taxes and deferred policy acquisition costs). Of this amount, $47.6 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $131.3 million at June 30, 2009 ($21.9 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation). Of this amount, $28.1 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at June 30, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

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

Given the continued stress and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $279.2 million ($89.5 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at June 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $18.8 million and an unrealized loss of $52.8 million, these are multi-class, cash flow CDOs backed by a pool of trust preferred securities (TruPS) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security.

•

Norske Skogindustrier ASA – With a fair value of $11.8 million and an unrealized loss of $8.5 million, this Norwegian paper producer has had recent stress due to the cyclicality of the paper industry and depressed valuations. However, they have large cash balances and have utilized their credit facility to defer upcoming maturities. Contractual cash flows remain intact and are highly probable to continue. Therefore, in combination with their ample liquidity position, a temporary impairment is appropriate.

•

APHEX SA – With a fair value of $1.9 million and an unrealized loss of $8.1 million, this is a synthetic securitization which references senior AAA rated bonds, none of which have been downgraded. This pool also references six CDO pools comprised of corporate entities. Losses are capped to 10% of exposure. Performance has been exceptional since inception, but the recent economic downturn has resulted in several defaults in corporate names. However, given our subordination levels, the current status of this issue does not merit an other-than-temporary impairment.

Corporate Debt Securities

Corporate debt securities make up nearly 50% of the unrealized loss balance. Of these securities with unrealized losses, approximately 66% are of investment grade quality, of which more than half are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates, and continued ability to pay obligations.

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

6.

Investing Activities (continued)

Upon adoption of FSP FAS 115-2, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect consisted of a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, and included an adjustment of $12.6 million to the deferred tax valuation allowance.

Fixed maturity other-than-temporary impairments recorded in the second quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in the second quarter of 2009 through earnings related to such credit-related circumstances were $19.1 million and $50.5 million year-to-date.

A credit-related loss impairment is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, accrete the difference as interest income.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $18.3 million in the second quarter of 2009 and $37.7 million year-to-date.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months	Six Months
($in millions)	Ended	Ended
	June 30, 2009

Debt securities credit losses, beginning of period	$(52.6)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(11.8)	(22.8)
Less: Credit losses on securities sold	20.4	20.4
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(4.2)	(4.2)
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of period	$(48.2)	$(48.2)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 25% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have minimal direct mortgage loan or real estate holdings.

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

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Contributions	$7.6	$11.6	$13.7	$30.3
Equity in earnings (loss) of partnerships	(10.0)	8.7	(30.5)	14.6
Distributions	(3.8)	(7.3)	(4.5)	(10.2)
Change in venture capital partnerships	(6.2)	13.0	(21.3)	34.7
Venture capital partnership investments, beginning of period	185.7	195.4	200.8	173.7
Venture capital partnership investments, end of period	$179.5	$208.4	$179.5	$208.4

Other Investments

Other Investments:	As of
($ in millions)	June 30,	Dec 31,
	2009	2008

Transportation and other equipment leases	$49.8	$52.6
Mezzanine partnerships	167.1	174.8
Affordable housing partnerships	10.9	15.3
Derivative instruments (Note 10)	145.0	177.7
Real estate	39.3	42.4
Other partnership interests	101.6	111.6
Other interests	34.2	30.9
Mortgage loans	9.9	11.6
Other investments	$557.8	$616.9

6.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Debt securities	$164.7	$178.0	$341.0	$361.3
Equity securities	0.3	1.2	0.3	2.2
Venture capital partnerships	(10.0)	8.8	(30.5)	14.6
Policy loans	50.5	45.8	97.9	90.8
Other investments	(9.4)	11.4	(24.8)	18.6
Fair value option investments	1.0	—	(0.5)	—
Other income	0.2	0.3	2.0	2.2
Cash and cash equivalents	—	1.8	0.1	5.4
Total investment income	197.3	247.3	385.5	495.1
Discontinued operations	(0.2)	(0.8)	(0.4)	(1.8)
Investment expenses	(2.1)	(2.5)	(4.5)	(4.3)
Net investment income, general account investments	195.0	244.0	380.6	489.0
Debt and equity securities pledged as collateral (Note 9)	—	2.0	—	5.2
Net investment income	$195.0	$246.0	$380.6	$494.2

Amounts applicable to the closed block	$110.6	$141.2	$214.3	$282.1

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Total other-than-temporary debt impairments	$(37.4)	$—	$(88.2)	$—
Portion of loss recognized in other comprehensive income	18.3	—	37.7	—
Net debt impairments recognized in earnings	$(19.1)	$—	$(50.5)	$—

Debt security impairments	$(19.1)	$(24.9)	$(50.5)	$(57.5)
Equity security impairments	—	(0.1)	—	(0.6)
Other investments impairments	(1.8)	(1.5)	(8.7)	(8.8)
Impairment losses	(20.9)	(26.5)	(59.2)	(66.9)
Debt security transaction gains	13.2	1.7	16.8	3.7
Debt security transaction losses	(46.0)	(1.7)	(49.0)	(6.5)
Equity security transaction gains	—	5.0	2.2	7.5
Equity security transaction losses	—	(2.7)	—	(5.4)
Debt and equity securities pledged as collateral gains	—	0.7	—	1.6
Debt and equity securities pledged as collateral losses	—	(0.1)	—	(0.2)
Other investments transaction gains (losses)	0.4	(0.2)	0.1	0.3
Venture capital partnership transaction losses	(1.4)	—	(1.0)	—
CDO deconsolidation gains	—	—	57.0	—
Net transaction gains (losses)	(33.8)	2.7	26.1	1.0
Realized gains (losses) on fair value option investments	2.9	0.2	0.6	(3.4)
Realized losses on derivative assets and liabilities	(34.4)	(1.9)	(28.3)	(2.9)
Net realized investment gains (losses), excluding impairment losses	(65.3)	1.0	(1.6)	(5.3)
Net realized investment losses, including impairment losses	$(86.2)	$(25.5)	$(60.8)	$(72.2)

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Debt securities	$502.0	$(308.1)	$608.5	$(463.8)
Equity securities	(1.4)	(5.3)	(1.4)	(21.2)
Debt and equity securities pledged as collateral	—	(6.3)	—	11.0
Other investments	3.5	(2.4)	4.6	(2.2)
Net unrealized investment gains (losses)	$504.1	$(322.1)	$611.7	$(476.2)

Net unrealized investment gains (losses)	$504.1	$(322.1)	$611.7	$(476.2)
Applicable closed block policyholder dividend obligation	(31.3)	149.5	(71.8)	232.4
Applicable deferred policy acquisition cost	(229.4)	64.8	(261.5)	108.6
Applicable deferred income tax (expense) benefit	(75.3)	33.9	(87.6)	49.5
Offsets to net unrealized investment losses	(336.0)	248.2	(420.9)	390.5
Net unrealized investment gains (losses) included in other comprehensive income	$168.1	$(73.9)	$190.8	$(85.7)

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

As of June 30, 2009, we held derivative assets, net of liabilities, with a fair value of $141.3 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $143.3 million. Our maximum amount of loss due to credit risk with these issuers was $284.6 million. See Note 10 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	As of
($ in millions)	June 30,	Dec 31,
	2009	2008

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	269.5	283.9
Total indebtedness	$443.6	$458.0

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

7.

Financing Activities (continued)

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. During the third and fourth quarters of 2008, we repurchased $16.1 million of par value of these bonds for $10.0 million resulting in a gain of $6.1 million. During the first quarter of 2009, we purchased $5.8 million par value of these bonds for $1.2 million resulting in a gain of $4.6 million. During the second quarter of 2009, we purchased $8.6 million of par value of these bonds for $3.6 million resulting in a gain of $5.0 million.

At December 31, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) had a $100 million unsecured senior revolving credit facility. The Company terminated the credit facility effective March 13, 2009. As of the termination date, there were no borrowings on the credit facility. The Company will evaluate the costs and benefits of replacing the facility as part of its ongoing liquidity management.

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

Future minimum annual principal payments on indebtedness as of June 30, 2009 are: in 2032, $269.5 million and in 2034, $175.0 million.

Common stock dividends

In February 2009, our Board of Directors determined that the Company will not pay an annual dividend on its common stock during fiscal year 2009.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the six-month periods ended June 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statement of income. In a manner consistent with our policy for deferred policy acquisition costs, we regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

We also offer certain variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”) and a guaranteed pay-out annuity floor (“GPAF”).

The GMWB rider guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we have introduced a feature for these contracts, beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as the policyholder is alive.

The GMAB rider provides the contract owner with a minimum accumulation of contract owner’s purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

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

As of June 30, 2009 and December 31, 2008, there was no reinsurance of the aggregate account value with the GMWB, GMAB and GPAF features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB and GPAF are shown in the table below. There were no benefit payments made for the GMWB and GMAB during the second quarter of 2009 and 2008. There were benefit payments made of $0.3 million for GPAF during 2008 and $0.5 million during the first half of 2009.

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in millions)	2009	2008

GMWB	$23.0	$63.7
GMAB	35.6	52.8
GPAF	2.1	2.0
Total embedded derivatives	$60.7	$118.5

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,037.6	$140.7	60
GMDB step up	1,462.2	417.9	60
GMDB earnings enhancement benefit (EEB)	48.4	5.6	60
GMDB greater of annual step up and roll up	28.7	13.6	63
Total GMDB at June 30, 2009	$2,576.9	$577.8

Combination Rider	$9.0		57
GMAB	360.0		55
GMIB	468.7		61
GMWB	509.5		60
GPAF	17.2		75
Total at June 30, 2009	$1,364.4

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,069.4	$184.6	60
GMDB step up	1,438.8	509.4	60
GMDB earnings enhancement benefit (EEB)	50.1	7.3	60
GMDB greater of annual step up and roll up	28.1	15.2	63
Total GMDB at December 31, 2008	$2,586.4	$716.5

Combination Rider	$5.3		59
GMAB	335.6		55
GMIB	464.1		60
GMWB	413.2		60
GPAF	18.5		75
Total at December 31, 2008	$1,236.7

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2009 and December 31, 2008, we held additional universal life benefit reserves of $86.5 million and $68.0 million, respectively.

9.

Investments Pledged as Collateral and Non-recourse Collateralized Debt Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities (“VIEs”) and, as a result, we may be deemed to hold interests in those entities. In particular, our former asset management affiliate serves as the investment advisor to two collateralized debt obligations (“CDOs”) that were organized to take advantage of bond market arbitrage opportunities. The CDOs reside in bankruptcy remote special-purpose entities (“SPEs”) for which we provide neither recourse nor guarantees. We consolidated these two CDOs at December 31, 2008. As a result of management’s decision in the first quarter of 2009 to legally assign Virtus as the collateral manager, we performed an analysis of both of these CDOs and determined that we are no longer the primary beneficiary. Accordingly, we deconsolidated these two CDOs effective January 1, 2009, resulting in an increase to shareholders’ equity of $88.8 million for the three months ended March 31, 2009, of which $57.0 million was recorded as a realized gain and $31.8 million was reflected as other comprehensive income, effectively reversing losses recorded in earnings and other comprehensive income in prior years.

Following is financial information regarding the two formerly consolidated CDOs:

Fair Value and Cost of Debt and Equity Securities Pledged as Collateral:	December 31, 2008
($ in millions)	Fair Value	Cost

Debt securities pledged as collateral	$148.0	$150.5
Equity securities pledged as collateral	—	0.1
Total debt and equity securities pledged as collateral	$148.0	$150.6

Non-recourse collateralized debt obligations were comprised of callable collateralized obligations of $240.1 million at December 31, 2008 and non-recourse derivative cash flow hedge liabilities of $5.1 million (notional amount of $170.7 million with a maturity of June 2009) at December 31, 2008.

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

10.

Derivative Instruments (continued)

Derivative Instruments Held in			As of June 30,		As of December 31,
General Account:			2009		2008
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$158.0	2018-2019	$7.5	$2.2	$28.6	$1.6
Swaptions	356.0	2009-2011	14.6	—	37.5	—
Put options	404.0	2018-2024	91.9	—	73.1	—
Call options	28.5	2009-2010	2.7	0.2	1.2	—
Futures contracts	91.2	2009	26.7	—	25.6	—
	1,037.7		143.4	2.4	166.0	1.6
Hedging Derivative Instruments
Cross currency swaps	35.0	2012-2016	1.6	1.3	5.4	0.2
Futures contracts	—	2009	—	—	6.3	—
	35.0		1.6	1.3	11.7	0.2
Total derivative instruments	$1,072.7		$145.0	$3.7	$177.7	$1.8

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

10.

Derivative Instruments (continued)

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

During the six months ended June 30, 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at June 30, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. Two of the counterparties that held positions of financed premiums requested immediate payment of the balance of the financed amounts, totaling $33.9 million. These amounts represented all the financed premium positions held, leaving all remaining derivative instruments fully paid. None of the counterparties requested the termination of any existing derivative transactions.

As of June 30, 2009, we held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

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

11.

Fair Value (continued)

The following tables present the financial instruments carried at fair value by SFAS 157 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of June 30, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$238.0	$8,852.7	$962.2	$10,052.9
Available-for-sale equity securities	0.8	0.2	23.1	24.1
Derivative assets	—	145.0	—	145.0
Separate account assets	7,854.9	74.9	—	7,929.8
Fair value option investments	30.5	33.9	—	64.4
Total assets	$8,124.2	$9,106.7	$985.3	$18,216.2
Liabilities
Derivative liabilities	$—	$3.7	$60.7	$64.4
Total liabilities	$—	$3.7	$60.7	$64.4

Fair Values of Financial Instruments by Level:	As of December 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$224.4	$8,662.6	$944.0	$9,831.0
Available-for-sale equity securities	0.8	1.0	23.4	25.2
Derivative assets	—	177.7	—	177.7
Separate account assets	7,841.8	87.8	0.6	7,930.2
Debt and equity securities pledged as collateral	—	139.2	8.8	148.0
Fair value option investments	49.7	34.4	—	84.1
Total assets	$8,116.7	$9,102.7	$976.8	$18,196.2
Liabilities
Derivative liabilities	$—	$1.8	$118.5	$120.3
Total liabilities	$—	$1.8	$118.5	$120.3

Carrying Amounts and Fair Values	As of June 30,		As of December 31,
of Financial Instruments:	2009		2008
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$138.0	$138.0	$381.1	$381.1
Available-for-sale debt securities	10,052.9	10,052.9	9,831.0	9,831.0
Available-for-sale equity securities	24.1	24.1	25.2	25.2
Mortgage loans	9.9	9.7	11.6	11.1
Debt and equity securities pledged as collateral	—	—	148.0	148.0
Derivative financial instruments	145.0	145.0	177.7	177.7
Fair value option investments	64.4	64.4	84.1	84.1
Financial assets	$10,434.3	$10,434.1	$10,658.7	$10,658.2

Investment contracts	$1,440.9	$1,455.9	$1,616.6	$1,627.3
Non-recourse collateralized debt obligations	—	—	245.2	156.4
Indebtedness	443.6	266.2	458.0	242.5
Derivative financial instruments	64.4	64.4	120.3	120.3
Financial liabilities	$1,948.9	$1,786.5	$2,440.1	$2,146.5

Fair value option investments at June 30, 2009 include $30.5 million of available-for-sale equity securities backing our deferred compensation liabilities.

Fair value option investments also include a structured loan asset valued at $33.9 million as of June 30, 2009. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

11.

Fair Value (continued)

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

11.

Fair Value (continued)

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

11.

Fair Value (continued)

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

SFAS 157 requires a credit standing adjustment (the “CSA”) that reflects the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”) and to reflect the CSA in the fair value of our liabilities. In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Instead, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA at June 30, 2009 and December 31, 2008 was a $17.9 million and $46.8 million reduction in the reserves associated with these riders.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2009		June 30, 2009
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$965.1	$113.9	$976.8	$118.5
Net purchases/(sales)	(37.7)	—	(82.4)	—
Net transfers into (out of) Level 3(1)	27.5	—	30.7	—
Realized gains (losses)	(4.3)	(53.2)	(19.8)	(57.8)
Unrealized gains (losses) included in other comprehensive income (loss)	33.4	—	77.5	—
Amortization/accretion	1.3	—	2.5	—
Balance, end of period	$985.3	$60.7	$985.3	$60.7
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(4.8)	$(53.2)	$(21.9)	$(57.8)

———————

 (1)

Net transfers into Level 3 for the three months ended 2009 primarily represent private securities that the Company could no longer obtain a reliable Level 2 input.

11.

Fair Value (continued)

Level 3 Financial Assets and Liabilities:	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2008		June 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$1,268.2	$12.0	$1,518.9	$0.3
Purchases/(sales), net	(27.7)	—	(120.5)	—
Net transfers into (out of) Level 3(1)	55.0	—	(20.3)	—
Realized gains (losses)	(19.3)	(4.9)	(45.2)	6.8
Unrealized gains (losses) included in other comprehensive income (loss)	(3.9)	—	(60.7)	—
Amortization/accretion	0.5	—	0.6	—
Balance, end of period	$1,272.8	$7.1	$1,272.8	$7.1
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(25.2)	$(4.9)	$(56.5)	$6.8

———————

(1)

Transfers into Level 3 for the three months ended 2009 primarily represent private securities that the Company could no longer obtain a reliable Level 2 input.

12.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and six months ended June 30, 2009 has been computed based on the first six months of 2009 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2009. Additionally, for the three and six months ended June 30, 2009, we recognized expenses of $42.5 million and $158.4 million to increase the valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets. Federal income tax expense for the three and six months ended June 30, 2008 has been calculated using estimated effective tax rates.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when significant negative evidence exists, such as cumulative losses in recent years.

We carried valuation allowances of $433.7 million and $287.9 million on $687.3 million and $744.6 million of deferred tax assets at June 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

During the quarter ended June 30, 2009, we performed our quarterly assessment of net deferred tax assets. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

These factors have been projected through the life of the related deferred tax assets based on assumptions that we believe to have been reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses in the six months ended June 30, 2009 and possible further losses over the remainder of 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during the first quarter of 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing adverse capital and credit market conditions, all of which impacted income projections differently than expected.

12.

Income Taxes (continued)

These factors have resulted in increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions. Accordingly, although earnings in the core life subgroup business are projected in future years beyond 2009, it is difficult to place similar weight on these projections versus the actual results in the first six months of 2009 and the years 2008 and 2007. As a result of the assessment, we recorded an additional valuation allowance of $42.5 million and $158.4 million for the three and six months ended June 30, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million and is included in accumulated other comprehensive loss (see Note 2 to our consolidated financial statements in this Form 10-Q). We expect to maintain valuation allowances on future tax benefits until other positive evidence is sufficient to justify realization.

We concluded that a valuation allowance on the remaining $253.6 million of deferred tax assets attributable to available-for-sale debt securities was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of June 30, 2009, we had current taxes payable of $9.3 million.

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

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three- and six-month periods ending June 30, 2009 and 2008 were not material. We did not require an accrual for the payment of interest and penalties as of June 30, 2009.

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$1.6	$1.7	$3.3	$4.0
Interest cost	10.2	9.8	20.5	19.5
Expected return on plan assets	(7.3)	(10.3)	(14.6)	(20.6)
Net loss amortization	5.4	1.9	10.8	3.5
Prior service cost amortization	—	(0.1)	(0.1)	0.1
Pension benefit cost	$9.9	$3.0	$19.9	$6.5

13.

Employee Benefits (continued)

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	1.0	1.0	1.9	2.0
Prior service cost amortization	(0.1)	—	(0.1)	—
Net gain amortization	(0.3)	(0.4)	(0.5)	(0.8)
Other postretirement benefit cost	$0.9	$1.0	$1.9	$2.0

For the three months ended June 30, 2009, other comprehensive loss includes unrealized losses of $0.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the six months ended June 30, 2009, other comprehensive loss includes unrealized gains of $2.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses.

Savings plans

During the three months ended June 30, 2009 and 2008, we incurred costs of $1.3 million and $1.5 million, respectively, for contributions to our employer-sponsored savings plans. During the six months ended June 30, 2009 and 2008, we incurred costs of $3.1 million and $3.9 million, respectively, for contributions to our employer-sponsored savings plans.

14.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Compensation cost charged to income	$2.7	$2.2	$3.0	$5.9
Income tax (expense) benefit	$(0.9)	$0.8	$(0.7)	$2.1

We did not capitalize any of the cost of stock-based compensation during the three- and six-month periods ended June 30, 2009 and 2008.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options generally vest over a three-year period while the directors’ options vest immediately. Certain options involve both service and market criteria and vest at the later of a stated number of years from the grant date or when the market criterion has been met. If the market criterion has not been met within five years from the grant date, the award will forfeit. The fair values of options granted are measured as of the grant date or modification date and expensed ratably over the vesting period.

14.

Share-based compensation (continued)

Stock Option Activity at	Three Months Ended June 30,
Weighted-Average Exercise Price:	2009		2008
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,746,754	$11.86	5,152,115	$13.80
Granted	—	—	10,000	10.45
Exercised	—	—	(9,343)	10.78
Canceled	(187,611)	11.95	(34,037)	12.53
Forfeited	(73,423)	10.25	(45,498)	15.83
Outstanding, end of period	4,485,720	$11.88	5,073,237	$13.79

Stock Option Activity at	Six Months Ended June 30,
Weighted-Average Exercise Price:	2009		2008
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,835,224	$11.90	4,087,486	$14.79
Granted	5,000	0.53	1,423,832	11.37
Exercised	—	—	(16,567)	10.53
Canceled	(281,081)	12.37	(64,474)	13.01
Forfeited	(73,423)	10.25	(357,040)	15.97
Outstanding, end of period	4,485,720	$11.88	5,073,237	$13.79

Options granted during the six months ended June 30, 2009 had a weighted-average fair value of $0.53 per unit.

As of June 30, 2009, 3.5 million of outstanding stock options were exercisable, with a weighted-average exercise price of $12.40.

As of June 30, 2009, there was $2.5 million of total unrecognized compensation cost related to unvested stock option grants.

In addition to the stock option activity above, 0.3 million stock options are subject to future issuance based on the achievement of a market criterion established under certain of our incentive plans. The market contingency for these stock options will be resolved no later than June 30, 2014.

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock. We recognize compensation expense over the vesting period of the RSUs.

RSU Activity at Weighted-Average Grant Price:	Three Months Ended June 30,
	2009		2008
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,030,421	$3.97	2,245,173	$11.73
Awarded	213,381	1.58	34,406	12.24
Converted to common shares/applied to taxes	(3,158)	2.67	(719)	12.72
Canceled	(126,772)	2.79	(22,690)	13.72
Outstanding, end of period	1,113,872	$3.65	2,256,170	$11.72

14.

Share-based compensation (continued)

RSU Activity at Weighted-Average Grant Price:	Six Months Ended June 30,
	2009		2008
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	2,184,388	$6.68	1,664,021	$11.86
Awarded	319,158	2.09	784,218	11.99
Converted to common shares/applied to taxes	(1,262,902)	8.59	(99,323)	13.80
Canceled	(126,772)	2.79	(92,746)	14.32
Outstanding, end of period	1,113,872	$3.65	2,256,170	$11.72

The intrinsic value of RSUs converted during the three months ended June 30, 2009 was zero. The intrinsic value of RSUs converted during the six months ended June 30, 2009 was $3.1 million.

As of June 30, 2009, there was $4.0 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 1.4 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than June 30, 2012.

15.

Earnings Per Share

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Six Months Ended
Earnings per Share:	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Weighted-average common shares outstanding	116,006	114,389	115,903	114,362
Weighted-average effect of dilutive potential common shares:
Restricted stock units	950	1,608	912	1,752
Stock options	2	93	2	92
Potential common shares	952	1,701	914	1,844
Less: Potential common shares excluded from calculation due to operating losses	(952)	—	(914)	(1,844)
Dilutive potential common shares	—	1,701	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	116,006	116,090	115,903	114,362

Stock options excluded from calculation due to
anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	4,731	4,474	4,731	4,474

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

16.

Contingent Liabilities (continued)

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

We bought retrocessional reinsurance for a significant portion of our assumed reinsurance liabilities. Some of the retrocessionaires have disputed the validity of, or amount of liabilities assumed under, their contracts with us. Most of these disputes with retrocessionaires have been resolved or settled. The remaining arbitration and disputes are at various stages.

16.

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

In the three months ended June 30, 2009, we received and evaluated additional claims information that became available from certain ceding companies. We also resolved a dispute with a ceding company that had been the subject of arbitration. Based on management’s best estimate, we increased reserves and recorded a pre-tax charge of $25.0 million in discontinued operations. Our total net reserves are $32.0 million as of June 30, 2009.

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

17.

Subsequent Events

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and lowered our senior debt rating from B+ to B-. They maintained their negative outlook on all ratings.

On July 30, 2009, we restructured our agreement with State Farm Mutual Automobile Insurance Company (“State Farm”), amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 inforce Phoenix policies and contracts sold through State Farm agents.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the effect of continuing adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) downgrades in our debt or financial strength ratings; (viii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (ix) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (x) our dependence on non-affiliated distributors for our product sales; (xi) our dependence on third parties to maintain critical business and administrative functions; (xii) our ability to attract and retain key personnel in a competitive environment; (xiii) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xiv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xv) the potential need to fund deficiencies in our closed block; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) other legislative or regulatory developments; (xix) legal or regulatory actions; (xx) changes in accounting standards; (xxi) the potential effects of the spin-off of our former asset management subsidiary; (xxii) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results;(xxiii) the risks related to a man-made or natural disaster and (xxiv) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of June 30, 2009 as compared to December 31, 2008; our consolidated results of operations for the three and six months ended June 30, 2009 and 2008; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2008 in our 2008 Annual Report on Form 10-K.

Executive Overview

Business

We have historically provided life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life and annuity business encompasses a broad range of product offerings. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the decline in sales through traditional distribution sources, we recently initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing manufacturing strengths and partnering capabilities, including our distribution expertise, and includes pursuing opportunities for private label relationships, new distribution sources for our alternative retirement solutions products, and selling core products within existing distribution relationships as well as through new distribution channels.

Underlying this plan is a business strategy based on four pillars:

•

Commitment to a healthy balance sheet;

•

Commitment to policyholder security;

•

Commitment to reducing expenses; and

•

Commitment to sustainable growth strategy.

A substantial share of our earnings derives from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path, subject to the availability of a positive policyholder dividend obligation. See Note 4 to our consolidated financial statements in our Annual Report on Form 10-K for more information on the closed block.

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

•

Non-deferred expenses including expenses related to selling and servicing the various products offered by the Company.

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

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $186.0 million year-to-date 2009. While there are some early signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery or whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

In response to, and in some cases in addition to, recent economic and market conditions, we continue to be influenced by a variety of trends that affect the life insurance industry:

•

Statutory capital and surplus and risk-based capital (“RBC”) ratios. Regulated life insurance entities are subject to risk-based capital requirements which are a function of these entities’ statutory capital and surplus and risk-based capital requirements. The impact of economic and market environment has both reduced statutory capital and increased risk-based capital requirements in a variety of ways. For instance, realized losses reduce available capital and surplus, equity market declines increase the amount of statutory reserves that insurers are required to hold for variable annuity guarantees while increasing risk-based capital requirements and credit downgrades of securities increase risk-based capital requirements. We have taken capital management actions to improve or prevent erosion in our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements. We may take similar actions in the future.

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

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions and industry trends primarily affected us in the following areas:

•

Income taxes. In the second quarter of 2009, we increased the valuation allowance of our net deferred tax asset by $42.5 million due to the Company’s inability to recognize tax benefits generated in current and prior periods. The increase was driven by cumulative pre-tax losses in the period ended June 30, 2009, negative evidence that emerged during the first half of 2009 and increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions.

•

Interest margins. Interest on assets backing surplus was a negative $2.2 million in the second quarter of 2009, compared to $14.3 million in the second quarter of 2008. The decrease of $16.5 million was driven by lower income from our alternative investments which are reported to the Company on a one to two quarter lag basis in accordance with partnership accounting, thus the unfavorable investment income primarily reflects partnership results from the latter part of 2008. Our universal life interest margins increased to $4.8 million in the second quarter of 2009, compared to $3.3 million in the second quarter of 2008 driven by higher investment income. Our variable annuity margins remained relatively flat at $3.4 million and $3.8 million in the second quarter of 2009 and 2008, respectively.

•

Deferred policy acquisition cost amortization. Deferred policy cost amortization decreased by $27.5 million to $28.1 million in the second quarter of 2009, as compared to $55.6 million in the second quarter of 2008. The decrease was primarily driven by lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance.

•

Fees on our life and annuity products. Fee revenues decreased by $11.8 million to $23.5 million in the second quarter of 2009, as compared to $35.3 million in the second quarter of 2008. The decrease was primarily driven by lower premium-based fees on our universal life and variable universal life products driven by lower sales as well as lower asset-based fees on our variable annuity products driven by lower account balances primarily due to unfavorable equity markets.

•

Mortality margins in universal life decreased by $22.6 million to $23.2 million in the second quarter of 2009, compared to $45.8 million in the second quarter of 2008. Approximately $18 million was above trend mortality experience, driven by a few large claims.  Mortality for other product lines was within expectations. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the second quarter of 2009, we had net realized losses of $68.8 million, as compared to net realized losses of $14.6 million in the second quarter of 2008. The realized losses in the second quarter of 2009 were primarily driven by realized losses on the embedded derivative associated with our variable annuity guarantees, $45.5 million of which is associated with the FAS 157 non-performance risk factor, partially offset by $11.1 million of hedge gains associated with those guarantees. In addition, we had $20.9 million of other-than-temporary impairment losses and $33.8 of transaction-related losses.

Outlook

The continued challenges in the economy, including the potential for an extended or deepening recession, may have further material adverse effects on our business, financial condition and results of operations. In such an environment, we may face lower fees and net investment income from life and annuity products and additional net realized investment losses on our general account investments including further other-than-temporary impairments. Additionally, we may experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking and possible further increases in the valuation allowance of our deferred tax asset.

We have recently been downgraded and had our outlook revised adversely.

•

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and lowered our senior debt rating from B+ to B-. They maintained their negative outlook on all ratings. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. They maintained their negative outlook on all ratings. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB and maintained its negative outlook.

•

On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1. The outlook is negative.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb and maintained its negative outlook.

These downgrades have materially and adversely affected new sales, persistency, our relationships with distributors and our financial results, and have reduced our ability to borrow. Further declines in ratings would likely also materially and adversely affect our sales, persistency, our relationships with distributors and our financial results.

We expect to focus on the following through the remainder 2009:

•

Maintaining a healthy balance sheet;

•

Emphasizing policyholder security;

•

Reducing expenses; and

•

Executing a sustainable growth strategy.

Recent Developments

Suspension of Distribution Relationships

In March 2009, State Farm suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 27% of our total life insurance premiums and approximately 68% of our annuity deposits. Also in March 2009, National Life Group suspended the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 14% of our annuity deposits.

On July 30, 2009, we restructured our agreement with State Farm Mutual Automobile Insurance Company (“State Farm”), amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 inforce Phoenix policies and contracts sold through State Farm agents.

The actions by these key distribution partners and rating agencies have materially and adversely affected new sales and our relationships with distributors, and have reduced our ability to borrow. These actions could also increase policy surrenders and withdrawals.

We have responded to these actions by reducing staff and expenses and refocusing our strategy on less rating-sensitive activities and market segments.

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

We carried valuation allowances of $433.7 million and $287.9 million on $687.3 million and $744.6 million of deferred tax assets at June 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

During the quarter ended June 30, 2009, we performed our quarterly assessment of net deferred tax assets. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

These factors have been projected through the life of the related deferred tax assets based on assumptions that we believe to have been reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses in the six months ended June 30, 2009 and possible further losses over the remainder of 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during the first quarter of 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing adverse capital and credit market conditions, all of which impacted income projections differently than expected.

These factors have resulted in increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions. Accordingly, although earnings in the core life subgroup business are projected in future years beyond 2009, it is difficult to place similar weight on these projections versus the actual results in the first six months of 2009 and the years 2008 and 2007. As a result of the assessment, we recorded an additional valuation allowance of $42.5 million and $158.4 million for the three and six months ended June 30, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million and is included in accumulated other comprehensive loss (see Note 2 to our consolidated financial statements in this Form 10-Q). We expect to maintain valuation allowances on future tax benefits until other positive evidence is sufficient to justify realization.

We concluded that a valuation allowance on the remaining $253.6 million of deferred tax assets attributable to available-for-sale debt securities was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

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

See Note 6 to our consolidated financial statements in this Form 10-Q and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K for more information.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$170.6	$191.3	$(20.7)	(11%)
Insurance, investment management and product fees	160.3	154.2	6.1	4%
Net investment income	195.0	246.0	(51.0)	(21%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(39.2)	—	—	NM
Portion of OTTI losses recognized in other comprehensive income	18.3	—	—	NM
Net OTTI losses recognized in earnings	(20.9)	(26.5)	5.6	(21%)
Net realized investment gains (losses), excluding OTTI losses	(65.3)	1.0	(66.3)	NM
Total net realized investment gains (losses)	(86.2)	(25.5)	(60.7)	238%
Total revenues	439.7	566.0	(126.3)	(22%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	346.6	327.0	19.6	6%
Policyholder dividends	46.6	86.0	(39.4)	(46%)
Policy acquisition cost amortization	28.1	55.6	(27.5)	(49%)
Interest expense on indebtedness	8.3	8.8	(0.5)	(6%)
Interest expense on non-recourse collateralized debt obligations	—	1.9	(1.9)	(100%)
Other operating expenses	75.9	72.1	3.8	5%
Total benefits and expenses	505.5	551.4	(45.9)	(8%)
Income (loss) before income taxes	(65.8)	14.6	(80.4)	NM
Income tax expense	(19.1)	(3.4)	(15.7)	NM
Income (loss) from continuing operations	(84.9)	11.2	(96.1)	NM
Loss from discontinued operations, net of income taxes	(26.3)	(5.0)	(21.3)	NM
Net income (loss)	$(111.2)	$6.2	$(117.4)	NM

Summary Consolidated Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$342.8	$371.5	$(28.7)	(8%)
Insurance, investment management and product fees	319.1	303.8	15.3	5%
Net investment income	380.6	494.2	(113.6)	(23%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(96.9)	—	—	NM
Portion of OTTI recognized in other comprehensive income	37.7	—	—	NM
Net OTTI losses recognized in earnings	(59.2)	(66.9)	7.7	(12%)
Net realized investment gains (losses), excluding OTTI losses	(1.6)	(5.3)	3.7	(70%)
Total net realized investment gains (losses)	(60.8)	(72.2)	11.4	(16%)
Total revenues	981.7	1,097.3	(115.6)	(11%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	665.4	662.8	2.6	0%
Policyholder dividends	84.4	159.7	(75.3)	(47%)
Policy acquisition cost amortization	93.8	95.6	(1.8)	(2%)
Interest expense on indebtedness	16.8	19.0	(2.2)	(12%)
Interest expense on non-recourse collateralized debt obligations	—	5.1	(5.1)	(100%)
Other operating expenses	154.1	147.3	6.8	5%
Total benefits and expenses	1,014.5	1,089.5	(75.0)	(7%)
Income (loss) before income taxes	(32.8)	7.8	(40.6)	NM
Income tax expense	(125.1)	(1.3)	(123.8)	NM
Income (loss) from continuing operations	(157.9)	6.5	(164.4)	NM
Loss from discontinued operations, net of income taxes	(28.1)	(14.7)	(13.4)	91%
Net loss	$(186.0)	$(8.2)	$(177.8)	NM

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended June 30, 2009 vs. June 30, 2008

The net loss for the second quarter of 2009 was $111.2 million, or $0.96 per share, which compares to net income for the second quarter of 2008 of $6.2 million, or $0.05 per share. The unfavorable results for the quarter ended June 30, 2009 reflect realized capital losses in the period, an increase to the valuation allowance on our net deferred tax asset, unfavorable mortality on our universal life product and a charge to our discontinued group accident and health reinsurance business. These items were partially offset by favorable impacts from the higher equity markets and favorable returns on our variable products.

The net loss from continuing operations for the second quarter of 2009 was $84.9 million, or $0.73 per share, which compares to net income from continuing operations for the second quarter of 2008 of $11.2 million, or $0.10 per share. The unfavorable results for the quarter ended June 30, 2009 reflect net realized investment losses of $68.8 million, an increase to the tax valuation allowance on the net deferred tax asset of $19.0 million related to tax benefits generated in prior periods and unfavorable mortality of $18.0 million on our universal life product. These items were partially offset by favorable impacts from higher equity markets and favorable returns on our variable products.

Mortality margins in universal life declined by $22.6 million to $23.2 million in the second quarter of 2009, compared to $45.8 million in the second quarter of 2008. Approximately $18.0 million was above trend mortality experience, driven by a few large claims. Mortality for other product lines was within expectations. Fluctuations in mortality are inherent in our business.

Net investment income declined by $51.0 million to $195.0 million in the second quarter of 2009 compared to $246.0 million in the second quarter of 2008, primarily driven by lower investment income on alternative investments. The lower investment income derived from various components of our business as follows:

•

Interest on assets backing surplus was a negative $2.2 million in the second quarter of 2009, compared to $14.3 million in the second quarter of 2008. The decrease of $16.5 million was driven by lower income from alternative investments which are reported to the Company on a one to two quarter lag basis in accordance with partnership accounting. Thus the unfavorable investment income primarily reflects partnership results from the latter part of 2008.

•

Universal life interest margins increased slightly to $4.8 million for the second quarter of 2009, compared to $3.4 million in the second quarter of 2008.

•

Variable annuity interest margins remained relatively flat at $3.3 million for the second quarter of 2009 and $3.8 million in the second quarter of 2008, respectively.

Policy acquisition cost amortization expense decreased $27.5 million to $28.1 million in the second quarter of 2009 compared to $55.6 million in the second quarter of 2008. The decrease in policy acquisition cost amortization was driven by lower amortization in our variable annuity business due to higher equity markets and favorable fund performance. Non-deferred operating expenses increased $3.8 million to $75.9 million in the second quarter of 2009, compared to $72.1 million in the second quarter of 2008, reflecting an increase of $10.2 million in non-deferrable expenses due to lower sales volume, partially offset by lower expenses driven primarily by staff reductions. Expenses in the second quarter of 2009 also included $1.5 million in severance costs associated with a planned workforce reduction resulting from the lower expected business volume in 2009.

In the second quarter of 2009, we had net realized losses of $68.8 million, as compared to net realized losses of $14.6 million in the second quarter of 2008. The realized losses in the second quarter of 2009 were primarily driven by realized losses on the embedded derivative associated with our variable annuity guarantees, $45.5 million of which is associated with the FAS 157 non-performance risk factor, partially offset by $11.1 million of hedge gains associated with those guarantees. In addition, we had $20.9 million of other-than-temporary impairment losses and $33.8 of transaction-related losses.

Our tax expense related to continuing operations increased by $15.7 million to $19.1 million in the second quarter of 2009 compared to $3.4 million in the second quarter of 2008. In the second quarter of 2009, we increased the valuation allowance on the net deferred tax asset by $42.5 million comprised of $19.0 million associated with the Company’s inability to recognize tax benefits generated in prior periods and $23.9 million associated with the Company’s inability to recognize tax benefits generated in the current period. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax asset will be recoverable, including consideration of expiration of loss carryovers and credits.

Six months ended June 30, 2009 vs. June 30, 2008

The net loss for the six-month period ended June 30, 2009 was $186.0 million, or $1.60 per share, which compares to a net loss for six-month period ended June 30, 2008 of $8.2 million, or $0.07 per share. The unfavorable results for the six-month period ended June 30, 2009 reflect an increase to our valuation allowance on the net deferred tax asset, realized investment losses, unfavorable mortality on our universal life product and a charge to our discontinued group accident and health reinsurance business. These items were partially offset by favorable impacts from the higher equity markets and favorable returns on our variable products.

Analysis of Consolidated Financial Condition

Stockholders’ equity increased by $56.6 million to $921.6 million for the period ended June 30, 2009, compared to $865.0 million at December 31, 2008, primarily due to other comprehensive income of $222.0 million, driven by unrealized gains on available-for-sale debt securities, partially offset by the net loss of $186.0 million. Stockholders’ equity was also favorably impacted by a cumulative effect adjustment of $20.4 million related to new accounting guidance on previous impairments on debt securities recorded directly to accumulated deficit and accumulated other comprehensive loss. Total assets decreased $637.7 million to $25,131.1 million at June 30, 2009, compared to $25,768.8 million at December 31, 2008, primarily due to lower deferred policy acquisition costs and lower deferred income taxes.

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Deposits	$26.1	$230.3	$149.0	$428.3
Performance and interest credited	419.5	214.6	323.7	(1.2)
Fees	(17.7)	(20.0)	(31.7)	(38.6)
Benefits and surrenders	(225.7)	(270.7)	(578.0)	(653.8)
Change in funds on deposit	202.2	154.2	(137.0)	(265.3)
Funds on deposit, beginning of period	6,557.4	8,810.0	6,896.6	9,229.5
Annuity funds on deposit, end of period	$6,759.6	$8,964.2	$6,759.6	$8,964.2

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

For the three months ended June 30, 2009, annuity funds on deposit increased more than in the comparable prior year quarter. For the six-month period in 2009, they decreased less than in the comparable prior year period. The primary causes of these improvements were stronger fund performance due to stronger equity markets and a reduction in the dollar amount of surrenders. These improvements were partially offset by lower deposits driven by a decrease in sales in 2009 as compared to 2008.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Deposits	$34.2	$90.7	$76.4	$142.7
Performance and interest credited	148.4	11.3	74.1	(105.8)
Fees and cost of insurance	(28.3)	(30.3)	(56.9)	(59.9)
Benefits and surrenders	(65.6)	(50.3)	(98.9)	(85.6)
Change in funds on deposit	88.7	21.4	(5.3)	(108.6)
Funds on deposit, beginning of period	1,883.9	2,566.3	1,977.9	2,696.3
Variable universal life funds on deposit, end of period	$1,972.6	$2,587.7	$1,972.6	$2,587.7

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

For the three months ended June 30, 2009, variable universal life funds on deposit increased more than they had during the comparable prior year quarter. For the six-month period in 2009, they decreased less than they had during the comparable prior year period. These improvements reflected stronger equity markets during the second quarter of 2009. Partially offsetting these improvements were lower deposits driven by lower sales, as well as higher surrenders, including $33.4 million related to one case that was surrendered in the second quarter due to state mandated guidelines.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2009	2008	2009	2008

Deposits	$84.5	$149.7	$179.8	$328.8
Interest credited	23.4	24.3	47.4	48.1
Fees and cost of insurance	(107.2)	(98.2)	(213.5)	(196.3)
Benefits and surrenders	(52.6)	(32.2)	(91.5)	(60.9)
Change in funds on deposit	(51.9)	43.6	(77.8)	119.7
Funds on deposit, beginning of period	2,230.1	2,200.0	2,256.0	2,123.9
Universal life funds on deposit, end of period	$2,178.2	$2,243.6	$2,178.2	$2,243.6

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

For the three-month and year-to-date periods ended June 30, 2009, universal life funds on deposit decreased in comparison to increase during the comparable prior year periods. These decreases were primarily driven by lower sales, but also include the effects of increased mortality and surrenders in the second quarter of 2009 as compared to the prior year quarter. Assessments for cost of insurance fees were higher in the current year due to both the aging of the inforce block and an increase in the net amount at risk, driven by lower fund values as a percentage of the inforce amount.

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

Debt and Equity Securities Pledged as Collateral and Non-recourse Collateralized Debt Obligations

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of June 30, 2009, our general account held debt securities with a carrying value of $10,052.9 million, representing 74.3% of total general account investments. Public debt securities represented 70.9% of total debt securities, with the remaining 29.1% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2009	2008	2009	2008	2009	2008

1	AAA/AA/A	$5,943.6	$6,124.7	$4,676.7	$4,801.8	$1,266.9	$1,322.9
2	BBB	3,058.4	2,901.2	1,809.0	1,584.7	1,249.4	1,316.5
Total investment grade		9,002.0	9,025.9	6,485.7	6,386.5	2,516.3	2,639.4
3	BB	610.0	475.3	386.4	347.3	223.6	128.0
4	B	260.1	212.4	141.5	112.6	118.6	99.8
5	CCC and lower	98.3	103.7	64.0	70.4	34.3	33.3
6	In or near default	82.5	13.7	51.6	3.8	30.9	9.9
Total debt securities		$10,052.9	$9,831.0	$7,129.2	$6,920.6	$2,923.7	$2,910.4

Debt Securities by Type:	As of June 30, 2009
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net
	Value	Cost	Gains	Losses	Gains

U.S. government and agency	$1,117.4	$1,119.5	$21.6	$(23.7)	$(2.1)
State and political subdivision	184.8	185.2	5.4	(5.8)	(0.4)
Foreign government	159.2	143.9	15.5	(0.2)	15.3
Corporate	5,517.3	6,041.3	86.0	(610.0)	(524.0)
Commercial mortgage-backed	980.8	1,111.8	11.1	(142.1)	(131.0)
Residential mortgage-backed	1,463.9	1,610.2	29.6	(175.9)	(146.3)
CDO/CLO	222.9	369.2	0.7	(147.0)	(146.3)
Other asset-backed	406.6	544.5	2.9	(140.8)	(137.9)
Total debt securities	$10,052.9	$11,125.6	$172.8	$(1,245.5)	$(1,072.7)
Debt securities outside closed block:
Unrealized gains	$1,596.8	$1,553.0	$43.8	$—	$43.8
Unrealized losses	2,332.5	2,984.6	—	(652.1)	(652.1)
Total outside the closed block	3,929.3	4,537.6	43.8	(652.1)	(608.3)
Debt securities in closed block:
Unrealized gains	2,926.8	2,797.8	129.0	—	129.0
Unrealized losses	3,196.8	3,790.2	—	(593.4)	(593.4)
Total in the closed block	6,123.6	6,588.0	129.0	(593.4)	(464.4)
Total debt securities	$10,052.9	$11,125.6	$172.8	$(1,245.5)	$(1,072.7)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2009 in our debt securities portfolios were banking (6.3%), electrical utilities (4.1%), insurance (3.4%), diversified financial services (3.0%) and services (2.7%).

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of June 30, 2009, 94% of the total residential portfolio was rated AAA or AA. We have $132.2 million of sub-prime exposure, $164.0 million of Alt-A exposure and $438.0 million of prime exposure, which combined amount to 5.4% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 78% being AAA rated and another 9% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through June 30, 2009, we have taken impairments of $12.9 million on our residential mortgage-backed securities. This represents 0.8% of our total residential mortgage-backed securities portfolio and 0.1% of the general account. These impairments consist of $1.7 million from prime, $5.2 million from Alt-A and $6.0 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of June 30, 2009
	Carrying	Market	% General					BB and	% Closed
	Value(2)	Value(2)	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$877.0	$905.4	6.6%	100.0%	0.0%	0.0%	0.0%	0.0%	77.6%
Prime	537.8	438.0	3.2%	79.9%	7.3%	0.2%	5.3%	7.3%	41.2%
Alt-A	262.3	164.0	1.2%	65.9%	15.7%	1.9%	5.9%	10.6%	36.2%
Sub-prime	199.0	132.2	1.0%	85.8%	4.4%	0.0%	8.6%	1.2%	4.8%
Total	$1,876.1	$1,639.6	12.0%	90.1%	3.9%	0.2%	2.7%	3.1%	57.9%

———————

(1)

Percentages based on Market Value.

(2)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$414.8	$349.7	2.6%	0.0%	5.7%	19.6%	26.2%	48.5%
AA	40.0	32.1	0.2%	0.0%	9.1%	17.5%	29.4%	44.0%
A	0.9	0.7	0.0%	0.0%	0.0%	63.6%	0.0%	36.4%
BBB	30.5	23.4	0.2%	0.0%	62.2%	8.2%	14.7%	14.9%
BB and Below	51.6	32.1	0.2%	39.2%	60.8%	0.0%	0.0%	0.0%
Total	$537.8	$438.0	3.2%	2.9%	13.0%	17.4%	23.9%	42.8%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$173.8	$108.1	0.8%	2.5%	28.6%	32.9%	34.6%	1.4%
AA	40.2	25.8	0.2%	0.0%	0.0%	0.0%	62.1%	37.9%
A	4.8	3.1	0.0%	0.0%	0.0%	18.3%	0.0%	81.7%
BBB	13.1	9.6	0.1%	0.0%	42.1%	0.0%	48.2%	9.7%
BB and Below	30.4	17.4	0.1%	0.0%	80.6%	16.0%	3.4%	0.0%
Total	$262.3	$164.0	1.2%	1.6%	29.9%	23.7%	35.8%	9.0%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$158.3	$113.4	0.8%	18.3%	12.2%	37.8%	24.6%	7.1%
AA	17.0	5.8	0.1%	29.7%	0.0%	18.6%	0.0%	51.7%
A	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	21.8	11.4	0.1%	47.2%	7.1%	0.0%	37.9%	7.8%
BB and Below	1.9	1.6	0.0%	0.0%	81.0%	5.4%	13.6%	0.0%
Total	$199.0	$132.2	1.0%	21.1%	12.0%	33.3%	24.6%	9.0%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and	% Closed
	Value(1)	Value	Account(2)	2007	2006	2005	2004	Prior	Block
Rating
AAA	$925.5	$851.4	6.3%	5.2%	6.6%	3.9%	12.0%	72.3%	77.3%
AA	100.1	66.8	0.5%	4.9%	8.5%	13.5%	3.7%	69.4%	65.8%
A	101.8	69.5	0.5%	10.5%	3.7%	12.2%	6.8%	66.8%	51.0%
BBB	41.8	15.2	0.1%	0.0%	5.7%	5.9%	12.5%	75.9%	59.1%
BB and Below	1.7	0.4	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Total	$1,170.9	$1,003.3	7.4%	5.5%	6.5%	5.2%	11.1%	71.7%	74.4%

———————

(1)

Includes $59.1 million of commercial mortgage-backed CDOs.

(2)

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Total other-than-temporary debt impairments	$(37.4)	$—	$(88.2)	$—
Portion of loss recognized in other comprehensive income	18.3	—	37.7	—
Net debt impairments recognized in earnings	$(19.1)	$—	$(50.5)	$—

Debt security impairments	$(19.1)	$(24.9)	$(50.5)	$(57.5)
Equity security impairments	—	(0.1)	—	(0.6)
Other investments impairments	(1.8)	(1.5)	(8.7)	(8.8)
Impairment losses	(20.9)	(26.5)	(59.2)	(66.9)
Debt security transaction gains	13.2	1.7	16.8	3.7
Debt security transaction losses	(46.0)	(1.7)	(49.0)	(6.5)
Equity security transaction gains	—	5.0	2.2	7.5
Equity security transaction losses	—	(2.7)	—	(5.4)
Debt and equity securities pledged as collateral gains	—	0.7	—	1.6
Debt and equity securities pledged as collateral losses	—	(0.1)	—	(0.2)
Other investments transaction gains (losses)	0.4	(0.2)	0.1	0.3
Venture capital partnership transaction losses	(1.4)	—	(1.0)	—
CDO deconsolidation gains	—	—	57.0	—
Net transaction gains (losses)	(33.8)	2.7	26.1	1.0
Realized gains (losses) on fair value option investments	2.9	0.2	0.6	(3.4)
Realized losses on derivative assets and liabilities	(34.4)	(1.9)	(28.3)	(2.9)
Net realized investment gains (losses), excluding impairment losses	(65.3)	1.0	(1.6)	(5.3)
Net realized investment losses, including impairment losses	$(86.2)	$(25.5)	$(60.8)	$(72.2)

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

Given the continued stress and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $279.2 million ($89.5 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at June 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $18.8 million and an unrealized loss of $52.8 million, these are multi-class, cash flow CDOs backed by a pool of trust preferred securities (TruPS) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security.

•

Norske Skogindustrier ASA – With a fair value of $11.8 million and an unrealized loss of $8.5 million, this Norwegian paper producer has had recent stress due to the cyclicality of the paper industry and depressed valuations. However, they have large cash balances and have utilized their credit facility to defer upcoming maturities. Contractual cash flows remain intact and are highly probable to continue. Therefore, in combination with their ample liquidity position, a temporary impairment is appropriate.

•

APHEX SA – With a fair value of $1.9 million and an unrealized loss of $8.1 million, this is a synthetic securitization which references senior AAA rated bonds, none of which have been downgraded. This pool also references six CDO pools comprised of corporate entities. Losses are capped to 10% of exposure. Performance has been exceptional since inception, but the recent economic downturn has resulted in several defaults in corporate names. However, given our subordination levels, the current status of this issue does not merit an other-than-temporary impairment.

Corporate Debt Securities

Corporate debt securities make up nearly 50% of the unrealized loss balance. Of these securities with unrealized losses, approximately 66% are of investment grade quality, of which more than half are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates, and continued ability to pay obligations.

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

Upon adoption of FSP FAS 115-2, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect consisted of a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, and included an adjustment of $12.6 million to the deferred tax valuation allowance.

Fixed maturity other-than-temporary impairments recorded in the second quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in the second quarter of 2009 through earnings related to such credit-related circumstances were $19.1 million and $50.5 million year-to-date.

A credit-related loss impairment is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, accrete the difference as interest income.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $18.3 million in the second quarter of 2009 and $37.7 million year-to-date.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months	Six Months
($in millions)	Ended	Ended
	June 30, 2009

Debt securities credit losses, beginning of period	$(52.6)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(11.8)	(22.8)
Less: Credit losses on securities sold	20.4	20.4
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(4.2)	(4.2)
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of period	$(48.2)	$(48.2)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 25% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have minimal direct mortgage loan or real estate holdings.

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

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of June 30, 2009. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of June 30, 2009
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	1,482	2,560	892	1,808	590	752
Unrealized gains (losses)	$172.8	$(1,245.5)	$43.8	$(652.1)	$129.0	$(593.4)
Applicable policyholder dividend obligation (reduction)	129.0	(151.3)	—	—	129.0	(151.3)
Applicable deferred policy acquisition costs (benefit)	1.1	(529.1)	1.1	(341.6)	—	(187.5)
Applicable deferred income taxes (benefit)	14.9	(197.8)	14.9	(108.7)	—	(89.1)
Offsets to net unrealized gains (losses)	145.0	(878.2)	16.0	(450.3)	129.0	(427.9)
Unrealized gains (losses) after offsets	$27.8	$(367.3)	$27.8	$(201.8)	$—	$(165.5)
Net unrealized losses after offsets		$(339.5)		$(174.0)		$(165.5)

Equity securities
Number of positions	61	6	39	3	22	3
Unrealized gains (losses)	$1.1	$(1.6)	$1.1	$(0.8)	$—	$(0.8)
Applicable policyholder dividend obligation (reduction)	—	(0.8)	—	—	—	(0.8)
Applicable deferred income taxes (benefit)	0.4	(0.3)	0.4	(0.3)	—	—
Offsets to net unrealized gains (losses)	0.4	(1.1)	0.4	(0.3)	—	(0.8)
Unrealized gains (losses) after offsets	$0.7	$(0.5)	$0.7	$(0.5)	$—	$—
Net unrealized gains (losses) after offsets	$0.2		$0.2		$—

Total net unrealized losses on debt and equity securities as of June 30, 2009 were $1,073.2 million (unrealized gains of $173.9 million less unrealized losses of $1,247.1 million). Of that net amount, $608.0 million was outside the closed block ($173.8 million after offsets for taxes and deferred policy acquisition costs) and $465.2 million was in the closed block ($165.5 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation).

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Six Months
has been Recognized (Non-Credit Losses):	Ended
($ in millions)	June 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of FSP FAS 115-2, beginning balance	$(36.0)
Changes in net investment gains (losses) arising during the period	(20.7)
Reclassification adjustment for amounts included in net income(1)	36.3
Balance of fixed maturity non-credit losses in AOCI, June 30, 2009	(20.4)
All other net unrealized investment gains (losses) in AOCI	(1,052.8)
Total net unrealized investment gains (losses) in AOCI	$(1,073.2)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Net Unrealized Gains (Losses) before Offsets on Investments by Asset Class:	June 30,	Dec 31,
($ in millions)	2009	2008

Fixed maturity securities on which other-than-temporary impairment loss has been recognized	$(20.4)	$—
Fixed maturity securities, available-for-sale – all other	(1,052.3)	(1,645.2)
Equity securities, available-for-sale	(0.5)	0.9
Total net unrealized losses before offsets on investments	$(1,073.2)	$(1,644.3)

Duration of Gross Unrealized Losses on	As of June 30, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$2,332.5	$140.3	$236.6	$1,955.6
Total amortized cost	2,984.6	162.7	264.9	2,557.0
Unrealized losses	$(652.1)	$(22.4)	$(28.3)	$(601.4)
Unrealized losses after offsets	$(201.8)	$(10.3)	$(9.1)	$(182.4)
Number of securities	1,808	110	182	1,516

Investment grade:
Unrealized losses	$(395.3)	$(9.2)	$(15.4)	$(370.7)
Unrealized losses after offsets	$(116.8)	$(3.0)	$(5.3)	$(108.5)

Below investment grade:
Unrealized losses	$(256.8)	$(13.2)	$(12.9)	$(230.7)
Unrealized losses after offsets	$(85.0)	$(7.3)	$(3.8)	$(73.9)

Equity securities outside closed block
Unrealized losses	$(0.8)	$(0.7)	$—	$(0.1)
Unrealized losses after offsets	$(0.5)	$(0.4)	$—	$(0.1)
Number of securities	3	2	—	1

For debt securities outside of the closed block with gross unrealized losses, 57.9% of the unrealized losses after offsets pertain to investment grade securities and 42.1% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(504.1)	$(50.6)	$(329.8)	$(123.7)
Unrealized losses over 20% of cost after offsets	$(154.7)	$(18.8)	$(99.3)	$(36.6)
Number of securities	634	100	415	119

Investment grade:
Unrealized losses over 20% of cost	$(271.7)	$(23.7)	$(171.9)	$(76.1)
Unrealized losses over 20% of cost after offsets	$(77.9)	$(7.5)	$(47.6)	$(22.8)

Below investment grade:
Unrealized losses over 20% of cost	$(232.4)	$(26.9)	$(157.9)	$(47.6)
Unrealized losses over 20% of cost after offsets	$(76.8)	$(11.3)	$(51.7)	$(13.8)

Equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	2	2	—	—

Duration of Gross Unrealized Losses on	As of June 30, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$3,196.8	$254.8	$567.9	$2,374.1
Total amortized cost	3,790.2	273.5	624.7	2,892.0
Unrealized losses	$(593.4)	$(18.7)	$(56.8)	$(517.9)
Unrealized losses after offsets	$(165.5)	$(5.2)	$(15.8)	$(144.5)
Number of securities	752	52	118	582

Investment grade:
Unrealized losses	$(436.1)	$(11.5)	$(44.2)	$(380.4)
Unrealized losses after offsets	$(121.6)	$(3.2)	$(12.3)	$(106.1)

Below investment grade:
Unrealized losses	$(157.3)	$(7.2)	$(12.6)	$(137.5)
Unrealized losses after offsets	$(43.9)	$(2.0)	$(3.5)	$(38.4)

Equity securities inside closed block
Unrealized losses	$(0.8)	$(0.7)	$—	$(0.1)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	3	1	1	1

For debt securities inside the closed block with gross unrealized losses, 73.5% of the unrealized losses after offsets pertain to investment grade securities and 26.5% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(381.3)	$(49.5)	$(215.5)	$(116.3)
Unrealized losses over 20% of cost after offsets	$(63.6)	$(8.3)	$(35.9)	$(19.4)
Number of securities	230	36	140	54

Investment grade:
Unrealized losses over 20% of cost	$(250.0)	$(30.9)	$(130.9)	$(88.2)
Unrealized losses over 20% of cost after offsets	$(41.7)	$(5.2)	$(21.8)	$(14.7)

Below investment grade:
Unrealized losses over 20% of cost	$(131.3)	$(18.6)	$(84.6)	$(28.1)
Unrealized losses over 20% of cost after offsets	$(21.9)	$(3.1)	$(14.1)	$(4.7)

Equity securities inside closed block
Unrealized losses over 20% of cost	$(0.7)	$(0.7)	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	2	1	1	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2009	2008	2009 vs. 2008
Continuing operations
Cash from (for) operating activities	$(148.7)	$32.9	$(181.6)	(552%)
Cash from investing activities	52.7	174.4	(121.7)	(70%)
Cash for financing activities	(124.1)	(334.2)	210.1	(63%)

Discontinued operations
Cash for operating activities	(21.5)	(26.3)	4.8	(18%)
Cash from (for) investing activities	(1.5)	33.0	(34.5)	(105%)

Six months ended June 30, 2009 vs. June 30, 2008

Cash from continuing operations for the first six months of 2009 decreased $93.2 million compared to the first six months of 2008. This decrease was primarily driven by negative operating cash flow of $181.6 million and net cash used for investing activities of $121.7 million; partially offset by lower cash used for financing of $210.1 million, as follows:

•

The negative change in operating cash flows of $181.6 million was primarily driven by higher policy benefits and surrenders of $300.5 million and lower premiums of $79.7 million, partially offset by lower policy acquisition costs of $193.8 million. The lower policy acquisition costs were driven by lower sales resulting from the suspension of sales of the Company’s products by two of our major distribution partners in the first quarter of 2009 and the overall economic environment.

•

The negative change in investing cash flows of $121.7 million was primarily caused by the timing of the settlement of investment purchases and sales between the two periods.

•

Cash used for financing for the first six months of 2009 decreased $210.1 million compared to the first six months of 2008 because of the $153.7 million repayment of senior unsecured bonds in the first quarter of 2008 and lower policyholder fund withdrawals of $37.7 million.

See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary sources of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life is would be able to pay a dividend of $53.4 million in 2009. See Note 22 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

At December 31, 2008, the Company and its subsidiary, Phoenix Life (Phoenix Life, together with the Company, the “Borrowers”) had a $100 million unsecured senior revolving credit facility. The Company terminated the credit facility effective March 13, 2009. As of the termination date, there were no borrowings on the credit facility. The Company will evaluate the costs and benefits of replacing the facility as part of its ongoing liquidity management.

On January 6, 2009, we filed an automatic shelf registration statement with the SEC (our “prior shelf registration statement”) for the potential offering and sale of up to $750 million of debt and equity securities. Because we were a well-known seasoned issuer (“WKSI”) at the time of filing, as defined in Rule 405 under the Securities Act of 1933, the existing shelf registration statement went effective immediately upon filing. On March 5, 2009, the filing date of our Annual Report on Form 10-K, we lost our status as a WKSI as a result of not satisfying the related minimum market capitalization requirement, which means we may no longer issue debt and equity securities utilizing our prior shelf registration statement. On June 17, 2009, we filed a non-automatic shelf registration with the SEC (our “new shelf registration statement”) for the potential offering and sale of up to $650 million of debt and equity securities. The SEC has recently indicated that it has no further comments related to the new shelf registration statement. We will evaluate the costs and benefits of having the new shelf registration statement declared effective as part of our ongoing liquidity management.

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

Future minimum annual principal payments on indebtedness as of June 30, 2009 are: in 2032, $269.5 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including	Three Months Ended		Six Months Ended
Amortization of Debt Issuance Costs:	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Surplus notes	$3.0	$3.1	$6.3	$6.3
Senior unsecured bonds	5.3	5.7	10.5	11.4
Equity units	—	—	—	1.3
Interest expense on indebtedness	$8.3	$8.8	$16.8	$19.0

Our principal needs at the holding company level are debt service (approximately $20.1 million in 2009), income taxes and operating expenses.

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

On September 18, October 2 and October 10, 2008, A.M. Best Company, Inc., Moody’s Investors Service and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and lowered our senior debt rating from B+ to B-. They maintained their negative outlook on all ratings. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. They maintained their negative outlook on all ratings. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB and maintained its negative outlook.

On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1. The outlook is negative.

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb and maintained its negative outlook.

On May 4, 2009, we informed Fitch Ratings Ltd. that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

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

The financial strength and debt ratings as of August 6, 2009 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative	bb+ (“Speculative”)	Negative
Moody’s	Baa2 (“Adequate”)	Negative	Ba2 (“Questionable”)	Negative
Standard & Poor’s	BB (“Marginal”)	Negative	B- (“Weak”)	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

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

See our 2008 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	June 30,	Dec 31,	percentage change
	2009	2008	2009 vs. 2008
ASSETS
Available-for-sale debt securities, at fair value	$10,052.9	$9,831.0	$221.9	2%
Available-for-sale equity securities, at fair value	24.1	25.2	(1.1)	(4%)
Venture capital partnerships, at equity in net assets	179.5	200.8	(21.3)	(11%)
Policy loans, at unpaid principal balances	2,646.6	2,535.7	110.9	4%
Other investments	557.8	616.9	(59.1)	(10%)
Fair value option investments	64.4	84.1	(19.7)	(23%)
	13,525.3	13,293.7	231.6	2%
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0	(148.0)	(100%)
Total investments	13,525.3	13,441.7	83.6	1%
Cash and cash equivalents	138.0	381.1	(243.1)	(64%)
Accrued investment income	190.1	203.4	(13.3)	(7%)
Receivables	381.3	368.0	13.3	4%
Deferred policy acquisition costs	2,441.7	2,731.4	(289.7)	(11%)
Deferred income taxes	253.6	456.7	(203.1)	(44%)
Goodwill	30.1	30.1	—	0%
Other assets	241.2	226.2	15.0	7%
Separate account assets	7,929.8	7,930.2	(0.4)	0%
Total assets	$25,131.1	$25,768.8	$(637.7)	(2%)

LIABILITIES
Policy liabilities and accruals	$13,832.8	$14,008.8	$(176.0)	(1%)
Policyholder deposit funds	1,440.9	1,616.6	(175.7)	(11%)
Indebtedness	443.6	458.0	(14.4)	(3%)
Other liabilities	562.4	645.0	(82.6)	(13%)
Non-recourse collateralized debt obligations	—	245.2	(245.2)	(100%)
Separate account liabilities	7,929.8	7,930.2	(0.4)	0%
Total liabilities	24,209.5	24,903.8	(694.3)	(3%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,627.9	2,627.7	0.2	0%
Accumulated deficit	(1,013.7)	(839.5)	(174.2)	21%
Accumulated other comprehensive loss	(513.1)	(743.7)	230.6	(31%)
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	921.6	865.0	56.6	7%
Total liabilities and stockholders’ equity	$25,131.1	$25,768.8	$(637.7)	(2%)

June 30, 2009 compared to December 31, 2008

Assets

•

Available-for-sale debt securities increased primarily due to unrealized gains on debt securities driven by spread tightening across all sectors in the first half of 2009.

•

Available-for-sale debt and equity securities pledged as collateral decreased to zero due to the deconsolidation of the remaining two CDOs in the first quarter of 2009 (See Note 9) with a corresponding decrease to zero in non-recourse collateralized debt obligations.

•

Cash and cash equivalents decreased primarily due to higher policy benefits and a continued shift from cash equivalents to investments in short-term securities with maturities greater than six months. Due to the longer maturities, these securities are classified as available-for-sale debt securities.

•

The deferred income tax asset decreased due to the net increase in the valuation allowance recorded in the first half of 2009.

Liabilities and Stockholders’ Equity

•

Non-recourse collateralized debt obligations decreased to zero due to the deconsolidation of the remaining two CDOs in the first quarter of 2009 (See Note 9) with a corresponding decrease to zero in available-for-sale debt and equity securities pledged as collateral.

•

Accumulated deficit increased due to the continued net losses for the Company in the first half of 2009.

•

Accumulated other comprehensive loss decreased primarily due to unrealized gains on available-for-sale debt securities and the favorable impact of the deconsolidation of the two CDOs in the first quarter of 2009.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	June 30,	Dec 31,	percentage change
($ in millions)	2009	2008	2009 vs. 2008

Variable universal life	$327.6	$336.9	$(9.3)	(3%)
Universal life	1,098.2	1,215.3	(117.1)	(10%)
Variable annuities	284.5	321.3	(36.8)	(11%)
Fixed annuities	8.0	10.4	(2.4)	(23%)
Traditional life	723.4	847.5	(124.1)	(15%)
Total deferred policy acquisition costs	$2,441.7	$2,731.4	$(289.7)	(11%)

Contractual Obligations and Commercial Commitments

As of June 30, 2009, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2008 Annual Report on Form 10-K.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 9 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the recent downgrade of Scottish Re in February 2009, we are continuing to closely monitor their financial situation and will periodically assess the recoverability of the reinsurance recoverable during the remainder of 2009. As of June 30, 2009, they were current on all their obligations to the Company. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk Based Capital

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) decreased from $853.7 million at December 31, 2008 to $619.7 million at June 30, 2009. The principal factors resulting in this decrease were losses from operations of $53.2 million, net realized losses of $51.5 million, unrealized investment losses of $86.7 million and changes in deferred taxes and non-admitted assets of $26.7 million.

At June 30, 2009, Phoenix Life’s and each of its insurance subsidiaries’ estimated Total Adjusted Capital levels were in excess of 250% of Company Action Level.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2009, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2008 Annual Report on Form 10-K.

We made a contribution of $1.9 million to the pension plan during the second quarter of 2009 and $1.6 million during the third quarter of 2009. We have no further required contributions in the third quarter but we will continue to monitor our funding assumptions to determine what, if any, contributions are to be made over the next year.

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

See our 2008 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at June 30, 2009 in comparison to December 31, 2008.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2008 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of June 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

In response, the Company has substantially completed a remediation plan as described below. However, because these remedial actions are not yet complete and have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of June 30, 2009.

Remediation Plan

We have substantially completed the engagement of external resources to provide dedicated expertise to oversee accounting for income taxes. These resources will complete effective control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in the second quarter of 2009, we have substantially completed the engagement of external resources to provide dedicated expertise to ensure proper accounting for income taxes.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our general account investments decreased by $1.3 billion, before offsets, due to net unrealized losses on investments. A tightening of credit spreads, such as the market has experienced recently, has decreased the net unrealized loss position of our investment portfolio. While the unrealized loss has had significant improvement in the second quarter of 2009, the valuations on our investments are still under stress. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

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

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, have also been adversely affected. Although there may be similar adverse effects in the future, there has been significant improvement in the second quarter of 2009. For example, in the first quarter of 2009, the net loss on these investments in earnings was $35.9 million before offsets. This amount has improved by $16.5 million to a net loss on these investments in earnings of $19.4 million before offsets for the second quarter of 2009. These assets generate returns that are more volatile than other asset classes. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Asset-based fee revenues related to our variable life and annuity products have declined and may continue to decline. For example, for year-to-date 2009 our asset-based fees declined by $2.6 million compared to year-to-date 2008. Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage.

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

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. We made a contribution of $1.9 million to the pension plan during the second quarter of 2009 and $1.6 million during the third quarter of 2009. We have no further required contributions in the third quarter but we will continue to monitor our funding assumptions to determine what, if any, contributions are to be made over the next year. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $186.0 million year-to-date 2009. While there are some early signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery or whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

Our ratings relative to other companies in the industry affect our competitive position. Downgrades have adversely affected our reputation and, hence, our relationships with existing distributors and our ability to establish additional distributor relationships. We have also experienced a decline in sales of our products and the persistency of existing customers. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Any rating downgrades may also result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

We have recently been downgraded and had our outlook revised adversely.

•

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and lowered our senior debt rating from B+ to B-. They maintained their negative outlook on all ratings. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. They maintained their negative outlook on all ratings. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB and maintained its negative outlook.

•

On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1. The outlook is negative.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb and maintained its negative outlook.

On May 4, 2009, we informed Fitch Ratings Ltd. that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These downgrades have materially and adversely affected new sales, persistency, our relationships with distributors and our financial results, and have reduced our ability to borrow. Further declines in ratings would likely also materially and adversely affect our sales, persistency, our relationships with distributors and our financial results. These could also increase our future borrowing costs.

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

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on profitability. We incur significant costs in connection with acquiring new and renewal business. Costs, that vary with, and are primarily related to the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. In particular, equity market movements and our performance have a significant effect on investment returns. Accordingly, sustained and significant changes in the equity markets, such as we have experienced recently, could have an effect on deferred policy acquisition cost amortization. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2008, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2008 we had an unlocking of deferred policy acquisition costs of $183.8 million, of which $136.7 million related to declines in the markets, primarily related to our annuity products. We have not had an unlocking of prospective assumptions for our deferred policy acquisition costs through year-to-date of 2009. Accordingly, such adjustments have had, and may in the future have, a material adverse effect on our results of operations or financial condition.

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

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was a subsidiary of State Farm Mutual Automobile Company (“State Farm”). Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 27% of our total life insurance premiums. In 2008, State Farm accounted for approximately 68% and National Life Group accounted for approximately 14% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $260 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. In March 2009, State Farm suspended the sale of our products pending a re-evaluation of the relationship between the companies and National Life Group suspended the sale of our products. This has materially adversely affected our revenues.

We may not be able to maintain or establish satisfactory relationships with key distribution partners if our ratings, products or services are not competitive. Further, in light of recent adverse economic and market developments, our access to, the reliability of, and service levels provided by our non-affiliated distribution intermediaries may be adversely affected. Accordingly, our business, sales, redemptions, revenues and profitability may be materially affected.

While we restructured our agreement with State Farm Mutual Automobile Insurance Company (“State Farm”) in July 2009, to amend the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, the restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 in-force Phoenix policies and contracts sold through State Farm agents.

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In the last few years we have been involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. For example, in the three months ended June 30, 2009, we received and evaluated additional claims information that became available from certain ceding companies. We also resolved a dispute with a ceding company that had been the subject of arbitration. Based on management’s best estimate, we increased reserves and recorded a pre-tax charge of $25.0 million in discontinued operations. Our total net reserves are $32.0 million as of June 30, 2009.

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

On December 31, 2008 we spun off our former asset management business through a dividend of the stock of Virtus Investment Partners, Inc. (“Virtus”) to our stockholders. The spin-off and related transactions pose certain risks. Additionally, our asset management business provides certain benefits, the absence of which could have an adverse impact on our results of operations and financial position. Risks associated with our decision to spin off the asset management business into an independent publicly-traded company include, but are not limited to, the following:

•

We expect to take additional actions to reduce expenses in addition to those taken year-to-date that were formerly allocated to the asset management business. Our failure to effectively and expeditiously achieve these savings could increase our expense levels and thereby depress our profitability.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and June 30, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008 and June 30, 2009. The material weakness is described in Part I, Item 4 entitled “Controls and Procedures” of this Quarterly Report on Form 10-Q. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended June 30, 2009, we issued 213,382 restricted stock units (“RSUs”) to 14 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on an applicable exemption from registration under the Securities Act of 1933. Each RSU is potentially convertible into one share of our common stock.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For a discussion of the matters submitted to a vote of our shareholders during our Annual Meeting held on May 1, 2009, please see Part II, Item 4. “Submission of Matters to a Vote of Security Holders” in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

10.27	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.28	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.29	Discussion of compensation of David R. Pellerin (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.30

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.31

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

10.33	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.34

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.35

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.36

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.37

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.38

Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.39

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.40

Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.41

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.42

Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 6, 2009)

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

THE PHOENIX COMPANIES, INC.

Date: August 7, 2009	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer