Form 10-Q
period 2009-09-30
PHOENIX COMPANIES INC/DE
filed 2009-11-06
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

YES ☐     NO ☐

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

YES ☐     NO ☑

On October 31, 2009, the registrant had 115.6 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheet

($ in millions, except share data)

September 30, 2009 (unaudited) and December 31, 2008

	Sept 30,	Dec 31,
	2009	2008
ASSETS:
Available-for-sale debt securities, at fair value	$10,545.5	$9,831.0
Available-for-sale equity securities, at fair value	22.0	25.2
Venture capital partnerships, at equity in net assets	186.5	200.8
Policy loans, at unpaid principal balances	2,422.0	2,535.7
Other investments	556.2	616.9
Fair value option investments	67.4	84.1
	13,799.6	13,293.7
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0
Total investments	13,799.6	13,441.7
Cash and cash equivalents	127.0	381.1
Accrued investment income	205.4	203.4
Receivables	360.2	368.0
Deferred policy acquisition costs	2,095.8	2,731.4
Deferred income taxes	195.6	456.7
Goodwill and intangible assets	3.1	30.1
Other assets	195.2	226.2
Separate account assets	8,429.9	7,930.2
Total assets	$25,411.8	$25,768.8

LIABILITIES:
Policy liabilities and accruals	$13,409.6	$14,008.8
Policyholder deposit funds	1,379.5	1,616.6
Indebtedness	433.6	458.0
Other liabilities	574.3	645.0
Non-recourse collateralized debt obligations	—	245.2
Separate account liabilities	8,429.9	7,930.2
Total liabilities	24,226.9	24,903.8

CONTINGENT LIABILITIES (NOTE 18)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 127.0 million and 126.7 million shares issued	1.3	1.3
Additional paid-in capital	2,627.2	2,626.4
Accumulated deficit	(1,040.3)	(839.5)
Accumulated other comprehensive loss	(223.8)	(743.7)
Treasury stock, at cost: 11.4 million and 12.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,184.9	865.0
Total liabilities and stockholders’ equity	$25,411.8	$25,768.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months		Nine Months
	2009	2008	2009	2008
REVENUES:
Premiums	$171.0	$195.2	$513.7	$566.7
Insurance, investment management and product fees	171.2	157.8	490.4	461.6
Net investment income	201.4	218.0	582.1	712.2
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(37.7)	—	(134.7)	—
Portion of OTTI losses recognized in other comprehensive income	22.8	—	60.5	—
Net OTTI losses recognized in earnings	(14.9)	(38.8)	(74.2)	(105.7)
Net realized investment losses, excluding OTTI losses	(2.5)	(20.9)	(4.0)	(26.2)
Total realized investment losses	(17.4)	(59.7)	(78.2)	(131.9)
Total revenues	526.2	511.3	1,508.0	1,608.6
BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	308.4	336.6	973.8	999.4
Policyholder dividends	63.9	43.4	148.3	203.1
Policy acquisition cost amortization	64.1	68.0	157.9	163.6
Interest expense on indebtedness	8.2	8.8	25.1	27.8
Interest expense on non-recourse collateralized debt obligations	—	5.6	—	10.7
Goodwill impairment	27.0	—	27.0	—
Other operating expenses	91.3	60.0	245.4	207.3
Total benefits and expenses	562.9	522.4	1,577.5	1,611.9
Loss before income taxes	(36.7)	(11.1)	(69.5)	(3.3)
Income tax (expense) benefit	11.4	(2.9)	(113.7)	(4.2)
Loss from continuing operations	(25.3)	(14.0)	(183.2)	(7.5)
Loss from discontinued operations, net of income taxes	(1.3)	(325.5)	(29.4)	(340.2)
Net loss	$(26.6)	$(339.5)	$(212.6)	$(347.7)
EARNINGS PER SHARE:
Loss from continuing operations – basic	$(0.22)	$(0.12)	$(1.58)	$(0.07)
Loss from continuing operations – diluted	$(0.22)	$(0.12)	$(1.58)	$(0.07)
Loss from discontinued operations – basic	$(0.01)	$(2.85)	$(0.26)	$(2.97)
Loss from discontinued operations – diluted	$(0.01)	$(2.85)	$(0.26)	$(2.97)
Net loss – basic	$(0.23)	$(2.97)	$(1.84)	$(3.04)
Net loss – diluted	$(0.23)	$(2.97)	$(1.84)	$(3.04)
Basic weighted-average common shares outstanding (in thousands)	115,907	114,398	115,791	114,374
Diluted weighted-average common shares outstanding (in thousands)	115,907	114,398	115,791	114,374
COMPREHENSIVE INCOME (LOSS):
Net loss	$(26.6)	$(339.5)	$(212.6)	$(347.7)
Net unrealized investment gains (losses)	311.2	(260.2)	526.5	(345.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(14.8)	—	(39.3)	—
Net unrealized other gains (losses)	(6.4)	(57.9)	28.1	(54.5)
Net unrealized derivative instruments gains (losses)	(0.7)	5.4	(4.0)	7.1
Other comprehensive income (loss)	289.3	(312.7)	511.3	(393.3)
Comprehensive income (loss)	$262.7	$(652.2)	$298.7	$(741.0)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Cash Flows

($ in millions)

Nine Months Ended September 30, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES:
Premiums collected	$489.6	$588.7
Insurance, investment management and product fees collected	486.4	466.8
Investment income collected	638.1	673.3
Policy benefits paid, excluding policyholder dividends	(1,539.0)	(840.1)
Policyholder dividends paid	(234.0)	(253.0)
Policy acquisition costs paid	(63.8)	(335.1)
Interest expense on indebtedness paid	(23.0)	(25.6)
Interest expense on collateralized debt obligations paid	—	(11.2)
Other operating expenses paid	(251.4)	(221.3)
Income taxes paid	(2.1)	(21.6)
Cash from continuing operations	(499.2)	20.9
Discontinued operations, net	(34.0)	(33.3)
Cash for operating activities	(533.2)	(12.4)

INVESTING ACTIVITIES:
Investment purchases	(5,633.5)	(3,827.7)
Investment sales, repayments and maturities	6,086.4	4,001.4
Debt and equity securities pledged as collateral sales	—	32.1
Premises and equipment additions	(4.9)	(13.8)
Effect of deconsolidation of collateralized debt obligations	(7.3)	—
Discontinued operations, net	11.4	42.0
Cash from investing activities	452.1	234.0

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	506.0	524.6
Policyholder deposit fund withdrawals	(668.4)	(784.0)
Indebtedness repayments	(10.6)	(158.5)
Collateralized debt obligations repayments	—	(37.5)
Common stock dividends paid	—	(18.3)
Proceeds from stock options exercised	—	0.4
Cash for financing activities	(173.0)	(473.3)
Change in cash and cash equivalents	(254.1)	(251.7)
Cash and cash equivalents, beginning of period	381.1	541.2
Cash and cash equivalents, end of period	$127.0	$289.5

Included in cash and cash equivalents above is cash pledged as collateral of $0.0 and $2.3 million at September 30, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statement of Changes in Stockholders’ Equity

($ in millions)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months		Nine Months
	2009	2008	2009	2008
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3	$1.3	$1.3
Common shares issued	—	—	—	—
Balance, end of period	$1.3	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,626.6	$2,621.8	$2,626.4	$2,616.1
Issuance of shares and compensation expense on stock compensation awards	0.6	2.5	0.8	8.2
Balance, end of period	$2,627.2	$2,624.3	$2,627.2	$2,624.3

ACCUMULATED DEFICIT:
Balance, beginning of period, as previously reported	$(1,013.7)	$(50.6)	$(839.5)	$(9.8)
Cumulative effect of retrospective application of change in accounting (Note 2)	—	—	—	(10.9)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	—	(2.9)
Cumulative effect adjustment of FSP FAS 115-2 (Note 2)	—	—	11.8	—
Adjusted beginning balance	(1,013.7)	(50.6)	(827.7)	(23.6)
Net loss	(26.6)	(339.5)	(212.6)	(347.7)
Common stock dividend declared ($0.16 per share)	—	—	—	(18.8)
Balance, end of period	$(1,040.3)	$(390.1)	$(1,040.3)	$(390.1)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(513.1)	$(215.9)	$(743.7)	$(138.2)
Adjustment for initial application of SFAS 159 (Note 2)	—	—	—	2.9
Cumulative effect adjustment of FSP FAS 115-2 (Note 2)	—	—	8.6	—
Adjusted beginning balance	(513.1)	(215.9)	(735.1)	(135.3)
Other comprehensive income (loss)	289.3	(312.7)	511.3	(393.3)
Balance, end of period	$(223.8)	$(528.6)	$(223.8)	$(528.6)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$921.6	$2,177.1	$865.0	$2,279.0
Change in stockholders’ equity	263.3	(649.8)	319.9	(751.7)
Stockholders’ equity, end of period	$1,184.9	$1,527.3	$1,184.9	$1,527.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

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

Our interim consolidated financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and nine-month periods in 2009 are not necessarily indicative of the results that may be expected for the year 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2008 Annual Report on Form 10-K.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Risks Associated with Current Economic Environment

Over the past 18 months, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments over the past 18 months. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes, and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. While the unrealized loss position of our investment portfolio has had significant improvement in 2009, the valuations on our investments are still under stress, with an unrealized loss position of $403.6 million before offsets, at September 30, 2009. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected and could experience further realized and/or unrealized losses if the delinquency rates of the underlying mortgage loans increase.

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

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, were adversely affected in the first half of this year and produced a net loss of $55.3 million before offsets. While there has been significant improvement in the third quarter of 2009 which resulted in a net gain of $4.5 million before offsets for these asset classes, there may be similar adverse effects in the future. In addition, alternative assets generate returns that are more volatile than other asset classes. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

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

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At December 31, 2008, we carried a valuation allowance of $287.9 million on $744.6 million of deferred tax assets. In the first nine months of 2009, we decreased the valuation allowance by $51.5 million to a balance of $236.4 million on deferred tax assets of $432.0 million at September 30, 2009.

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding. We made contributions of $3.5 million to the pension plan during the first nine months of 2009. Over the next 12 months, Phoenix Life expects to make contributions of approximately $52.0 million, of which approximately $44.0 million will be funded in the first quarter of 2010.

Economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $212.6 million year-to-date 2009. While there are some signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to take hold or whether the financial markets will once again deteriorate. The lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Adoption of new accounting standards

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is a single source of authoritative GAAP in a topically organized format. While not intended to change GAAP, the ASC changes the way in which the accounting literature is organized, with the objective of making it easier to research. It codifies previous level a-d GAAP issued by the various standard setters. It also supersedes the previous GAAP, except for guidance issued by the SEC. Any sources of GAAP not included in the ASC will be non-authoritative. This guidance is effective for our third quarter reporting. Because the ASC only concerns the GAAP hierarchy, our adoption had no effect on our financial condition or results of operations. Where applicable, we have included a reference to the superceded accounting standard and added a parenthetical reference to the new ASC guidance.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855”), which is intended to bring the existing audit standard into the U.S. GAAP hierarchy. ASC 855 also adds a requirement to disclose the cut-off date used in the evaluation. ASC 855 was effective for our second quarter 2009 reporting and had no effect on our financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”), which further clarifies the application of FASB Statement No. 157, Fair Value Measurements (“ASC 820-10-5”),clarified the guidance for determining fair value in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. ASC 820-10-65-4 supersedes FSP FAS 157-3 (“ASC 820-10-35”), which was effective upon issuance on October 10, 2008. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. ASC 820-10-65-4 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of ASC 820-10-65-4 had no material effect on our financial condition or results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments updated the other-than-temporary impairment guidance (“ASC 320-10-65”), which changes the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“ASC 320-10”). The FSP addresses how to evaluate whether an impairment is other than temporary, and modifies the existing requirement from the intent and ability to hold a security, to an assessment of whether it is more likely than not that the Company will be required to sell the security before recovery. Additionally, the guidance provides for the separation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. ASC 320-10-65 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of ASC 320-10-65 resulted in a decrease to our January 1, 2009 accumulated deficit and a decrease to our January 1, 2009 accumulated other comprehensive loss. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect resulted in a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, which includes an adjustment of $12.6 million to the deferred tax valuation allowance.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, updated the interim disclosure guidance (“ASC 270-10-50”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Because the guidance in this FSP only concerns additional interim disclosures, our adoption resulted in additional disclosures in these financial statements but otherwise had no effect on our financial condition or results of operations.

In January 2009, the FASB updated the impairment guidance in FSP EITF 99-20-1 (“ASC 320-10-35-33”) related to Beneficial Interests in Securitized Financial Assets. The FSP revises EITF 99-20’s (“ASC 325-40”) impairment guidance to make it consistent with the requirements of SFAS No. 115 (“ASC 320-10”) for other debt securities for determining whether an other-than-temporary impairment has occurred. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“ASC 810-10-50”), which requires public entities to provide additional disclosures about transfers of financial assets. It expanded the disclosure requirements in ASC 860 concerning transfers of financial assets. The expanded guidance also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. The FSP was effective for us in the first quarter of 2009. Because this guidance only concerns disclosures, our adoption resulted in additional disclosures in our financial statements but, otherwise, had no effect on our financial condition or results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“ASC 815-10-65”). The FSP updated the credit derivative guarantee guidance in ASC 815-10-50. The new guidance introduces new disclosure requirements for credit derivatives and certain guarantees. The FSP was effective for us in the first quarter of 2009. Because this guidance only concerns disclosures, our adoption resulted in additional disclosures in our financial statements but, otherwise, had no effect on our financial condition or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“ASC 260-10”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share. ASC 260-10 was effective for us January 1, 2009. Our adoption did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810-65”). which updated the requirements for the presentation of minority interests and for deconsolidation accounting. ASC 810-65 was effective for us January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825-10”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, ASC 825-10 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted this guidance as of January 1, 2008 with no net effect to equity, as further described below.

We elected to apply the ASC 825-10 fair value option to available-for-sale equity securities with a fair value of $74.6 million at January 1, 2008. These securities back our deferred compensation liabilities. Previously, changes in the fair value of the securities were recorded in other comprehensive income while changes in the liability were recorded in earnings. Electing the fair value option resulted in a decrease to accumulated other comprehensive loss and an offsetting increase to accumulated deficit of $2.9 million, net of tax, and allows us to mitigate the associated accounting volatility. Following election of the fair value option, changes in the fair value of these securities are recorded in earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“ASC 820-10”), concerning fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 provides guidance on how to measure fair value when required under existing accounting standards. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted this guidance effective January 1, 2008 with no material impact on our financial position and results of operations.

Accounting standards not yet adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which updated the variable interest entity guidance (“ASC 810”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity. The new guidance also adds a requirement for ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The new guidance is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of this guidance will have an impact on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, which updated the transfers and servicing guidance (“ASC 860”). The update amends the guidance for determining whether a transferor has surrendered control over transferred financial assets. The update also provides guidance for when a financial asset should be derecognized. The guidance is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of this guidance will have an impact on our financial position and results of operations.

In January 2009, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“ASC 715-20-65”), which expands the disclosures set forth in SFAS 132(R) by adding required disclosures about how: investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, the new guidance requires an employer to disclose: the level of the fair value hierarchy into which plan assets fall, information about the inputs that valuation techniques used to measure the fair value of plan assets, and a reconciliation of the beginning and ending balances of plan assets in level 3 of the fair value hierarchy. The disclosures about plan assets required by this new guidance shall be provided for fiscal years ending after December 15, 2009. The new guidance will not have a material effect on our financial statements.

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

Net Investment Income and Net Realized Investment Gains (Losses)

Effective January 1, 2009, we changed our accounting policy related to net investment income and realized gains (losses) in conjunction with our adoption of FSP FAS 115-2 (“ASC 320-10-65”).

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

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

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

3.

Business Combinations and Dispositions

Spin-Off of Virtus

We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we are independent of each other and have separate boards of directors and management. In connection with the spin-off, Virtus and we entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between us following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement. We amended the tax separation agreement in the second quarter of 2009 to clarify positions we intend to take with regard to certain tax elections related to the spin-off.

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. The initial purchase consideration was $16.7 million in addition to a contingent obligation for additional purchase consideration based on the achievement of certain performance targets through 2007 and the appraised value of PFG as of December 31, 2007. Through November 2007, we paid additional consideration of $19.4 million, including $13.4 million, $0.0 million and $3.0 million during 2007, 2006 and 2005 respectively. In November 2007, we amended the original purchase agreement to extend the term of the agreement through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As a result, we may be obligated to make additional cash payments of $17.6 million by June 2010 if certain performance targets are met through December 2009. Since the contingent payments are based on the achievement of performance targets, the actual payments may be lower. If the performance targets are exceeded, the actual payments may be higher, subject to a maximum of $77.1 million. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, a portion of the contingent payments will be accounted for as goodwill, and the amounts related to performance in excess of targets will be expensed, if and when achieved. The goodwill was evaluated as of September 30, 2009 and we recorded an impairment of $27.0 million in the third quarter. See Note 6 to these financial statements for additional information.

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

4.

Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	Sept 30,	Dec 31,
($ in millions)	2009	2008	Inception

Debt securities	$6,388.6	$6,011.4	$4,773.1
Equity securities	7.6	9.0	—
Mortgage loans	6.7	8.9	399.0
Venture capital partnerships	174.8	188.5	—
Policy loans	1,402.9	1,377.0	1,380.0
Other investments	135.9	153.3	—
Total closed block investments	8,116.5	7,748.1	6,552.1
Cash and cash equivalents	20.5	57.2	—
Accrued investment income	112.1	113.0	106.8
Receivables	42.9	49.5	35.2
Deferred income taxes	272.5	418.3	389.4
Other closed block assets	51.3	338.0	6.2
Total closed block assets	8,615.8	8,724.1	7,089.7
Policy liabilities and accruals	9,383.3	9,742.7	8,301.7
Policyholder dividends payable	308.4	311.1	325.1
Other closed block liabilities	42.8	72.0	12.3
Total closed block liabilities	9,734.5	10,125.8	8,639.1
Excess of closed block liabilities over closed block assets	$1,118.7	$1,401.7	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Nine Months Ended
Policyholder Dividend Obligation:	from	September 30,
($ in millions)	Inception	2009	2008

Closed block revenues
Premiums	$8,787.2	$483.4	$534.4
Net investment income	5,296.6	333.5	401.1
Net realized investment losses	(237.6)	(39.8)	(53.7)
Total revenues	13,846.2	777.1	881.8
Policy benefits, excluding dividends	9,544.0	580.9	630.5
Other operating expenses	87.8	3.8	4.5
Total benefits and expenses, excluding policyholder dividends	9,631.8	584.7	635.0
Closed block contribution to income before dividends and income taxes	4,214.4	192.4	246.8
Policyholder dividends	(3,496.6)	(148.0)	(202.7)
Closed block contribution to income before income taxes	717.8	44.4	44.1
Applicable income tax expense	(248.6)	(15.1)	(14.4)
Closed block contribution to income	$469.2	$29.3	$29.7

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,555.0	$161.2	$202.7
Policyholder dividends provided through other comprehensive income	(11.7)	69.9	(188.9)
Additions to (reductions in) policyholder dividend liabilities	3,543.3	231.1	13.8
Policyholder dividends paid	(3,560.0)	(233.8)	(252.6)
Increase (decrease) in policyholder dividend liabilities	(16.7)	(2.7)	(238.8)
Policyholder dividend liabilities, beginning of period	325.1	311.1	578.8
Policyholder dividend liabilities, end of period	308.4	308.4	340.0
Policyholder dividends payable, end of period	(308.4)	(308.4)	(340.0)
Policyholder dividend obligation, end of period	$—	$—	$—

As of September 30, 2009, the policyholder dividend obligation includes approximately $11.7 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Policy acquisition costs deferred	$9.5	$87.0	$63.8	$335.1
Costs amortized to expenses:
Recurring costs	(63.2)	(72.1)	(162.5)	(177.1)
Net realized investment (gains) losses	(1.1)	4.0	4.5	13.4
Offsets to net unrealized investment (gains) losses included in other comprehensive income	(291.3)	91.2	(536.2)	199.8
Cumulative effect of ASC 320-10-65	—	—	(4.6)	—
Other	0.2	(0.6)	(0.6)	(0.6)
Change in deferred policy acquisition costs	(345.9)	109.5	(635.6)	370.6
Deferred policy acquisition costs, beginning of period	2,441.7	2,351.0	2,731.4	2,089.9
Deferred policy acquisition costs, end of period	$2,095.8	$2,460.5	$2,095.8	$2,460.5

6.

Goodwill and Intangible Assets

Activity in Goodwill and Intangible Assets:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Asset impairments	$(27.0)	$(331.7)	$(27.0)	$(331.7)
Change in goodwill and intangible assets	(27.0)	(331.7)	(27.0)	(331.7)
Balance, beginning of period	30.1	484.5	30.1	484.5
Balance, end of period	$3.1	$152.8	$3.1	$152.8

During the third quarter of 2009, we recorded an impairment of $27.0 million of goodwill related to our ownership in PFG. We determined that a triggering event had occurred as a result of changes in the market environment and accumulation of additional valuation data. We performed the impairment analysis using the methodology applied in annual testing. To test for impairment of goodwill, we utilized standard valuation methods to estimate the fair value of the reporting unit. The primary drivers of the impairment were a precipitous decrease in sales and the ratings downgrades, with the most recent downgrade occurring in September.

7.

Investing Activities

Debt and equity securities

See Note 10 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities:	September 30, 2009		December 31, 2008
($ in millions)	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$865.8	$850.5	$608.7	$609.4
State and political subdivision	191.5	188.9	192.7	195.2
Foreign government	164.7	142.6	182.5	174.3
Corporate	5,813.3	5,903.1	5,812.0	6,767.3
Commercial mortgage-backed	1,002.9	1,053.4	925.7	1,088.7
Residential mortgage-backed	2,010.4	2,169.7	1,480.5	1,654.3
CDO/CLO	246.6	361.4	169.6	384.0
Other asset-backed	250.3	279.5	459.3	603.0
Available-for-sale debt securities	$10,545.5	$10,949.1	$9,831.0	$11,476.2

Amounts applicable to the closed block	$6,388.6	$6,450.7	$6,011.4	$6,796.7

Available-for-sale equity securities	$22.0	$21.1	$25.2	$24.3

Amounts applicable to the closed block	$7.6	$7.7	$9.0	$9.1

Unrealized Gains and Losses from General Account Securities:	September 30, 2009		December 31, 2008
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$33.0	$(17.7)	$23.9	$(24.6)
State and political subdivision	6.8	(4.2)	4.8	(7.3)
Foreign government	22.1	—	11.0	(2.8)
Corporate	236.1	(325.9)	43.0	(998.3)
Commercial mortgage-backed	27.6	(78.1)	2.4	(165.4)
Residential mortgage-backed	44.2	(203.5)	19.7	(193.5)
CDO/CLO	0.7	(115.5)	—	(214.4)
Other asset-backed	3.2	(32.4)	3.5	(147.2)
Debt securities gains (losses)	$373.7	$(777.3)	$108.3	$(1,753.5)
Debt securities net losses		$(403.6)		$(1,645.2)

Equity securities gains (losses)	$1.1	$(0.2)	$1.1	$(0.2)
Equity securities net gains (losses)	$0.9		$0.9

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

7.

Investing Activities (continued)

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Nine Months
has been Recognized (Non-Credit Losses):	Ended
($ in millions)	Sept 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of ASC 320-10-65, beginning balance	$(36.0)
Changes in net investment gains (losses) arising during the period	(25.6)
Reclassification adjustment for amounts included in net income(1)	42.3
Balance of fixed maturity non-credit losses in AOCI, September 30, 2009	(19.3)
All other net unrealized investment gains (losses) in AOCI	(383.4)
Total net unrealized investment gains (losses) in AOCI	$(402.7)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in millions)	2009(1)	2008

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(7.8)	—
Commercial mortgage-backed	—	—
Residential mortgage-backed	(12.5)	—
CDO/CLO	(31.5)	—
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(51.8)	$—

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

7.

Investing Activities (continued)

Aging of Temporarily Impaired	As of September 30, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$12.3	$(0.6)	$50.4	$(17.1)	$62.7	$(17.7)
State and political subdivision	10.3	(0.1)	33.3	(4.1)	43.6	(4.2)
Foreign government	—	—	—	—	—	—
Corporate	200.1	(28.6)	1,673.2	(297.3)	1,873.3	(325.9)
Commercial mortgage-backed	18.3	(0.1)	337.8	(78.0)	356.1	(78.1)
Residential mortgage-backed	40.6	(8.2)	704.1	(195.3)	744.7	(203.5)
CDO/CLO	31.3	(16.2)	191.9	(99.3)	223.2	(115.5)
Other asset-backed	31.4	(3.5)	132.2	(28.9)	163.6	(32.4)
Debt securities	$344.3	$(57.3)	$3,122.9	$(720.0)	$3,467.2	$(777.3)
Equity securities	1.7	—	0.8	(0.2)	2.5	(0.2)
Total temporarily impaired securities	$346.0	$(57.3)	$3,123.7	$(720.2)	$3,469.7	$(777.5)

Amounts inside the closed block	$199.5	$(30.7)	$1,600.2	$(304.1)	$1,799.7	$(334.8)

Amounts outside the closed block	$146.5	$(26.6)	$1,523.5	$(416.1)	$1,670.0	$(442.7)

Amounts outside the closed block that are below investment grade	$61.0	$(18.3)	$424.8	$(206.3)	$485.8	$(224.6)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(9.4)		$(126.6)		$(136.0)

Number of securities		170		1,476		1,646

Unrealized losses on below investment grade debt securities held outside the closed block with a fair value of less than 80% of amortized cost totaled $200.1 million at September 30, 2009 ($58.2 million after offsets for taxes and deferred policy acquisition costs). Of this amount, $83.0 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $94.8 million at September 30, 2009 ($2.7 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation). Of this amount, $49.2 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at September 30, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

7.

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

7.

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

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

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

Given the continued stress and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $176.0 million ($41.8 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

7.

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

The three holdings at September 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $20.9 million and an unrealized loss of $50.5 million, these are multi-class, cash flow CDOs backed by a pool of trust preferred securities (TruPS) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security and, therefore, a temporary impairment is appropriate.

•

Royal Bank of Scotland Group (RBSG) – With a fair value of $2.7 million and an unrealized loss of $12.3 million, these securities, ABN Amro and National Westminster, were issued by banks now owned by RBSG, one of the largest banks in the United Kingdom. RBSG joined with several other banks to acquire the Dutch bank ABN Amro in 2007. Shortly thereafter, the financial crisis hit the markets, resulting in a change in the ownership structure such that RBSG is the ultimate obligor for ABN Amro. The bank appears to have sufficient liquidity, and has announced they will be participating in the Asset Protection Scheme that is facilitated by the UK government. Despite the recent announcement of potential deferrals, it is not determinable how cash flows would be affected, if at all. Therefore, in combination with their pending governmental support and a currently adequate liquidity position, recovery remains more likely than not and a temporary impairment is appropriate at this time.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.5 million and an unrealized loss of $8.5 million, this security is a seasoned, mezzanine tranche of a static, sequential pay $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/MDY respectively. Our DFX tranche has a remaining average life of 2.25 years. The deal has a strong seasoned collateral manager in Lennar who is special servicer on all of the underlying CMBS transactions and has retained all equity and junior notes in this deal. The deal benefits from credit support, seasoned vintages, underlying deal subordination, and strong credit performance to date. We continue to monitor the delinquency trends. At this time, we believe there is ample likelihood of receiving our contractual cash flows, and the bond currently pays us our scheduled interest. The combination of our weighted average credit enhancement and a breakeven credit default rate provide adequate protection from future losses even under extreme stress scenarios. The current status of this issue merits a temporary impairment.

Corporate Debt Securities

Corporate debt securities make up approximately 42% of the unrealized loss balance. Of these securities with unrealized losses, approximately 55% are of investment grade quality. This asset class, in general, continues to experience depressed valuations despite high ratings, relatively low default rates, and continued ability to pay obligations.

7.

Investing Activities (continued)

Effective January 1, 2009, we adopted ASC 320-10-65 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of ASC 320-10-65, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect consisted of a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, and included an adjustment of $12.6 million to the deferred tax valuation allowance.

Fixed maturity other-than-temporary impairments recorded in the third quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized through earnings related to such credit-related circumstances were $10.3 million in the third quarter of 2009 and $60.9 million year-to-date.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $22.8 million in the third quarter of 2009 and $60.5 million year-to-date.

7.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months	Nine Months
($ in millions)	Ended	Ended
	September 30, 2009

Debt securities credit losses, beginning of period	$(48.2)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(5.2)	(28.0)
Less: Credit losses on securities sold	18.0	38.4
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(2.6)	(6.8)
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of period	$(38.0)	$(38.0)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 36% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have minimal direct mortgage loan or real estate holdings.

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

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings; and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

Venture capital partnerships

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Contributions	$7.2	$7.3	$20.9	$37.6
Equity in earnings (loss) of partnerships	2.0	(8.4)	(28.5)	6.2
Distributions	(2.2)	(5.1)	(6.7)	(15.3)
Change in venture capital partnerships	7.0	(6.2)	(14.3)	28.5
Venture capital partnership investments, beginning of period	179.5	208.4	200.8	173.7
Venture capital partnership investments, end of period	$186.5	$202.2	$186.5	$202.2

7.

Investing Activities (continued)

Other Investments

Other Investments:	As of
($ in millions)	Sept 30,	Dec 31,
	2009	2008

Transportation and other equipment leases	$48.4	$52.6
Mezzanine partnerships	169.2	174.8
Affordable housing partnerships	10.2	15.3
Derivative instruments (Note 11)	139.1	177.7
Real estate	34.2	42.4
Other partnership interests	110.0	111.6
Other interests	35.7	30.9
Mortgage loans	9.4	11.6
Other investments	$556.2	$616.9

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Debt securities	$154.7	$175.9	$495.8	$537.2
Equity securities	0.1	1.2	0.4	3.4
Venture capital partnerships	2.0	(8.4)	(28.5)	6.2
Policy loans	42.0	47.4	139.9	138.2
Other investments	2.5	1.4	(22.3)	20.0
Fair value option investments	1.4	—	0.9	—
Other income	0.4	0.1	2.4	2.3
Cash and cash equivalents	—	1.7	0.1	7.1
Total investment income	203.1	219.3	588.7	714.4
Discontinued operations	(0.3)	(0.6)	(0.7)	(2.4)
Investment expenses	(1.4)	(2.6)	(5.9)	(6.9)
Net investment income, general account investments	201.4	216.1	582.1	705.1
Debt and equity securities pledged as collateral (Note 10)	—	1.9	—	7.1
Net investment income	$201.4	$218.0	$582.1	$712.2

Amounts applicable to the closed block	$119.2	$118.9	$333.5	$401.1

7.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Total other-than-temporary debt impairments	$(33.1)	$—	$(121.4)	$—
Portion of loss recognized in other comprehensive income	22.8	—	60.5	—
Net debt impairments recognized in earnings	$(10.3)	$—	$(60.9)	$—

Debt security impairments	$(10.3)	$(37.1)	$(60.9)	$(94.6)
Equity security impairments	(3.5)	(1.0)	(3.5)	(1.6)
Debt and equity securities pledged as collateral impairments	—	(0.7)	—	(0.7)
Other investments impairments	(1.1)	—	(9.8)	(8.8)
Impairment losses	(14.9)	(38.8)	(74.2)	(105.7)
Debt security transaction gains	1.6	1.8	18.5	5.5
Debt security transaction losses	(9.8)	(9.8)	(58.8)	(16.3)
Equity security transaction gains	—	1.5	2.2	9.0
Equity security transaction losses	—	(4.0)	—	(9.4)
Debt and equity securities pledged as collateral gains	—	0.2	—	1.8
Debt and equity securities pledged as collateral losses	—	(0.1)	—	(0.3)
Other investments transaction gains (losses)	(0.2)	(0.6)	(0.1)	(0.3)
Venture capital partnership transaction losses	(0.3)	—	(1.3)	—
CDO deconsolidation gains	—	—	57.0	—
Net transaction gains (losses)	(8.7)	(11.0)	17.5	(10.0)
Realized gains (losses) on fair value option investments	2.7	(4.6)	3.3	(8.0)
Realized gains (losses) on derivative assets and liabilities	3.5	(5.3)	(24.8)	(8.2)
Net realized investment losses, excluding impairment losses	(2.5)	(20.9)	(4.0)	(26.2)
Net realized investment losses, including impairment losses	$(17.4)	$(59.7)	$(78.2)	$(131.9)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Debt securities	$669.1	$(429.0)	$1,277.6	$(892.8)
Equity securities	1.4	(9.3)	—	(30.5)
Debt and equity securities pledged as collateral	—	(6.4)	—	4.6
Other investments	1.1	(1.0)	5.7	(3.2)
Net unrealized investment gains (losses)	$671.6	$(445.7)	$1,283.3	$(921.9)

Net unrealized investment gains (losses)	$671.6	$(445.7)	$1,283.3	$(921.9)
Applicable closed block policyholder dividend obligation	(11.3)	(43.5)	(83.1)	188.9
Applicable deferred policy acquisition cost	(291.3)	91.2	(552.8)	199.8
Applicable deferred income tax (expense) benefit	(72.6)	137.8	(160.2)	187.3
Offsets to net unrealized investment losses	(375.2)	185.5	(796.1)	576.0
Net unrealized investment gains (losses) included in other comprehensive income	$296.4	$(260.2)	$487.2	$(345.9)

7.

Investing Activities (continued)

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

As of September 30, 2009, we held derivative assets, net of liabilities, with a fair value of $136.1 million. Derivative credit exposure was diversified with six different counterparties. We also had debt securities of these issuers with a carrying value of $128.4 million. Our maximum amount of loss due to credit risk with these issuers was $264.5 million. See Note 11 to these financial statements for more information regarding derivatives.

8.

Financing Activities

Indebtedness at Carrying Value:	As of
($ in millions)	Sept 30,	Dec 31,
	2009	2008

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	259.5	283.9
Total indebtedness	$433.6	$458.0

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. In the third quarter of 2009, we purchased $10.0 million of par value of these bonds for $5.7 million, resulting in a gain of $4.3 million. During the nine months ended September 30, 2009, we purchased $24.4 million par value of these bonds for $10.6 million, resulting in a gain of $13.8 million.

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

Future minimum annual principal payments on indebtedness as of September 30, 2009 are: in 2032, $259.5 million and in 2034, $175.0 million.

Common stock dividends

In February 2009, our Board of Directors determined that the Company will not pay an annual dividend on its common stock during fiscal year 2009.

9.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the nine-month periods ended September 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

Variable annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described in the footnotes to the table below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Sept 30,	Dec 31,
($ in millions)	2009	2008

Debt securities	$663.5	$619.8
Equity funds	2,194.1	1,810.1
Other	107.8	135.7
Total	$2,965.4	$2,565.6

Changes in Guaranteed Liability Balances:	As of
($ in millions)	September 30, 2009
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	4.2	(5.0)
Paid	(8.9)	—
Liability balance as of September 30, 2009	$5.2	$17.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2008
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2008	$3.2	$5.9
Incurred	11.7	16.2
Paid	(5.0)	—
Liability balance as of December 31, 2008	$9.9	$22.1

———————

(1)

The reinsurance recoverable asset related to the GMDB was $0.0 million and $0.0 million as of September 30, 2009 and December 31, 2008, respectively.

9.

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

As of September 30, 2009 and December 31, 2008, there was no reinsurance of the aggregate account value with the GMWB, GMAB and GPAF features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB and GPAF are shown in the table below. There were no benefit payments made for the GMWB and GMAB during the third quarter of 2009 and 2008. There were benefit payments made of $0.3 million for GPAF during 2008 and $0.6 million during the first nine months of 2009.

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in millions)	2009	2008

GMWB	$14.0	$63.7
GMAB	26.4	52.8
GPAF	1.8	2.0
Total embedded derivatives	$42.2	$118.5

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

9.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,108.6	$76.7	60
GMDB step up	1,595.7	272.5	61
GMDB earnings enhancement benefit (EEB)	50.5	2.2	60
GMDB greater of annual step up and roll up	31.9	10.7	64
Total GMDB at September 30, 2009	$2,786.7	$362.1

Combination Rider	$10.1		57
GMAB	407.7		55
GMIB	519.1		61
GMWB	574.6		60
GPAF	18.7		75
Total at September 30, 2009	$1,530.2

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,069.4	$184.6	60
GMDB step up	1,438.8	509.4	60
GMDB earnings enhancement benefit (EEB)	50.1	7.3	60
GMDB greater of annual step up and roll up	28.1	15.2	63
Total GMDB at December 31, 2008	$2,586.4	$716.5

Combination Rider	$5.3		59
GMAB	335.6		55
GMIB	464.1		60
GMWB	413.2		60
GPAF	18.5		75
Total at December 31, 2008	$1,236.7

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

9.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2009 and December 31, 2008, we held additional universal life benefit reserves in accordance with SOP 03-01 of $96.9 million and $68.0 million, respectively.

10.

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

11.

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

11.

Derivative Instruments (continued)

Derivative Instruments Held in			As of Sept 30,		As of Dec 31,
General Account:			2009		2008
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$45.0	2018	$3.3	$0.8	$28.6	$1.6
Swaptions	166.0	2011	15.1	—	37.5	—
Put options	459.0	2018-2024	100.4	—	73.1	—
Call options	28.2	2009-2010	5.4	0.5	1.2	—
Futures contracts	67.7	2009	14.1	—	25.6	—
	765.9		138.3	1.3	166.0	1.6
Hedging Derivative Instruments
Cross currency swaps	25.0	2012-2016	0.8	1.7	5.4	0.2
Futures contracts	—	2009	—	—	6.3	—
	25.0		0.8	1.7	11.7	0.2
Total derivative instruments	$790.9		$139.1	$3.0	$177.7	$1.8

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

11.

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

An equity index call option affords the Company the right to buy a specified equity index at the established price determined at the time the instrument was purchased. The Company uses exact-dated options, which are traded over-the-counter with another party (referred to as the counterparty) to closely replicate the option payoff profile embedded in EIA and EIUL liabilities.

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

During the nine months ended September 30, 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at September 30, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. Two of the counterparties that held positions of financed premiums requested immediate payment of the balance of the financed amounts, totaling $33.9 million. These amounts represented all the financed premium positions held, leaving all remaining derivative instruments fully paid.

As of September 30, 2009, we held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

12.

Fair Value

ASC 820-10 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

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

12.

Fair Value (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of September 30, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$521.2	$8,996.4	$1,027.9	$10,545.5
Available-for-sale equity securities	0.9	—	21.1	22.0
Derivative assets	—	139.1	—	139.1
Separate account assets	8,351.9	78.0	—	8,429.9
Fair value option investments	32.2	35.2	—	67.4
Total assets	$8,906.2	$9,248.7	$1,049.0	$19,203.9
Liabilities
Derivative liabilities	$—	$3.0	$42.2	$45.2
Total liabilities	$—	$3.0	$42.2	$45.2

Fair Values of Financial Instruments by Level:	As of December 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$224.4	$8,662.6	$944.0	$9,831.0
Available-for-sale equity securities	0.8	1.0	23.4	25.2
Derivative assets	—	177.7	—	177.7
Separate account assets	7,841.8	87.8	0.6	7,930.2
Debt and equity securities pledged as collateral	—	139.2	8.8	148.0
Fair value option investments	49.7	34.4	—	84.1
Total assets	$8,116.7	$9,102.7	$976.8	$18,196.2
Liabilities
Derivative liabilities	$—	$1.8	$118.5	$120.3
Total liabilities	$—	$1.8	$118.5	$120.3

Carrying Amounts and Fair Values	As of September 30,		As of December 31,
of Financial Instruments:	2009		2008
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$127.0	$127.0	$381.1	$381.1
Available-for-sale debt securities	10,545.5	10,545.5	9,831.0	9,831.0
Available-for-sale equity securities	22.0	22.0	25.2	25.2
Mortgage loans	9.4	9.2	11.6	11.1
Debt and equity securities pledged as collateral	—	—	148.0	148.0
Derivative financial instruments	139.1	139.1	177.7	177.7
Fair value option investments	67.4	67.4	84.1	84.1
Financial assets	$10,910.4	$10,910.2	$10,658.7	$10,658.2

Investment contracts	$1,379.5	$1,395.5	$1,616.6	$1,627.3
Non-recourse collateralized debt obligations	—	—	245.2	156.4
Indebtedness	433.6	217.9	458.0	242.5
Derivative financial instruments	45.2	45.2	120.3	120.3
Financial liabilities	$1,858.3	$1,658.6	$2,440.1	$2,146.5

Fair value option investments at September 30, 2009 include $32.2 million of available-for-sale equity securities backing our deferred compensation liabilities.

Fair value option investments also include a structured loan asset valued at $35.2 million as of September 30, 2009. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

12.

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

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

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

12.

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

12.

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

12.

Fair Value (continued)

Valuation of Embedded Derivatives

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB, constitute embedded derivatives. These embedded derivatives are fair valued using a risk neutral stochastic valuation methodology. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our own assumptions about what market participants would use in pricing the contracts. These inputs are therefore considered “unobservable” and fall into Level 3 of the fair value hierarchy. These inputs include mortality rates, lapse rates and policyholder behavior assumptions. Because there are significant Level 3 inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3.

ASC 820-10 requires a credit standing adjustment (the “CSA”) that reflects the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”) and to reflect the CSA in the fair value of our liabilities. In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Instead, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA at September 30, 2009 and December 31, 2008 was a $25.4 million and $46.8 million reduction in the reserves associated with these riders.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2009		September 30, 2009
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$985.3	$60.7	$976.8	$118.5
Net purchases/(sales)	(75.2)	—	(157.6)	—
Net transfers into (out of) Level 3(1)	49.1	—	79.8	—
Realized gains (losses)	(12.0)	(18.5)	(31.8)	(76.3)
Unrealized gains (losses) included in other comprehensive income (loss)	99.9	—	177.4	—
Amortization/accretion	1.9	—	4.4	—
Balance, end of period	$1,049.0	$42.2	$1,049.0	$42.2
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(10.3)	$(18.5)	$(32.2)	$(76.3)

———————

(1)

Net transfers into Level 3 for the three and nine months ended 2009 primarily represent private securities for which we could no longer obtain a reliable Level 2 input, primarily due to rating downgrades.

12.

Fair Value (continued)

Level 3 Financial Assets and Liabilities:	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2008		September 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$1,272.8	$(7.1)	$1,518.9	$(2.0)
Purchases/(sales), net	(36.8)	—	(157.3)	—
Net transfers into (out of) Level 3(1)	(22.6)	—	(42.9)	—
Realized gains (losses)	(11.8)	(21.8)	(57.0)	(26.9)
Unrealized gains (losses) included in other comprehensive income (loss)	(4.2)	—	(64.9)	—
Amortization/accretion	0.9	—	1.5	—
Balance, end of period	$1,198.3	$(28.9)	$1,198.3	$(28.9)
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(14.6)	$(21.8)	$(71.1)	$(26.9)

———————

(1)

Transfers out of Level 3 for the three and nine months ended 2008 primarily represent private securities for which we could subsequently obtain a reliable Level 2 input.

Assets Measured at Fair Value on a		Fair Value Measurements Using
Non-Recurring Basis:		Quoted
($ in millions)		Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	Sept 30,	Assets	Inputs	Unobservable	Total Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Capitalized assets	$6.5	$—	$—	$6.5	$(18.7)
Goodwill	—	$—	—	—	(27.0)
$(45.7)

In accordance with the provisions of Statement 144 (“ASC 360-10”), capitalized assets (primarily internally-used software) with a carrying amount of $25.2 million were written down to their implied fair value of $6.5 million, resulting in an impairment charge of $18.7 million which was included in earnings for the period. Generally, capitalized assets are only evaluated at year-end; however, a precipitous decline in sales and lower projected assets under management triggered the need for an earlier assessment.

In accordance with the provisions of Statement 142 (“ASC 350”), goodwill and intangible assets with a carrying amount of $30.1 million were written down to $0.0 million, resulting in an impairment charge of $27.0 million which was included in earnings for the period.

13.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and nine months ended September 30, 2009 has been computed based on the first nine months of 2009 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2009.

We carried valuation allowances of $236.4 million and $287.9 million on $432.0 million and $744.6 million of deferred tax assets at September 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

13.

Income Taxes (continued)

Excluding the decrease in the valuation allowance related to the adoption of a new accounting standard (see Note 2 to these financial statements), for the three and nine months ended September 30, 2009, we recorded a net reduction in the valuation allowance of $197.3 million and $38.9 million, respectively. The net reduction in the valuation allowance included $134.0 million related to a revision of the amount estimated for 2008 capital losses related to the Virtus spin-off. The revision of this estimate had no impact on our consolidated results from continuing operations or on our consolidated shareholders’ equity. The valuation allowance activity, excluding the Virtus item, is reflected as elements of income from continuing operations and other comprehensive income.

During the quarter ended September 30, 2009, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Concluding that a valuation allowance is not required is difficult when significant negative evidence exists, such as cumulative losses in recent years. Based upon recent results, we have concluded that a cumulative loss in recent years does exist. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

These factors have been considered over the reversal pattern of the related deferred tax assets based on assumptions that we believe to have been reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses in the nine months ended September 30, 2009 and possible further losses over the remainder of 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during the first three quarters of 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing adverse capital and credit market conditions, all of which affected income projections differently than expected.

These factors have resulted in increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions. Accordingly, although earnings in the core life subgroup business are projected beyond 2009, it is difficult to place reliance on these projections versus the cumulative actual results in the first nine months of 2009 and the years 2008 and 2007.

During the third quarter of 2009, significant appreciation of available-for-sale securities resulted in a decrease in unrealized losses. We consider securities with unrealized gains available to offset deferred tax assets related to other-than-temporary-impairments and capital loss carryforwards. As a result of our quarterly assessment, and considering the change in fact pattern related to capital items, we recorded a decrease in the valuation allowance (tax benefit) of $63.3 million for the three months ended September 30, 2009, excluding the Virtus true-up mentioned above. For the nine months ended September 30, 2009, we recorded an increase in the valuation allowance (tax expense) of $95.1 million, excluding both the third quarter Virtus item and the adoption of new guidance as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million and is included in accumulated other comprehensive loss (see Note 2 to these financial statements). This increase in the valuation allowance is recognized through elements of continuing operations and other comprehensive income. For the nine months ended September 30, 2009, we reported an increase of $150.4 million to the deferred tax valuation allowance. Offsetting this increase, we have recognized a decrease of $55.3 million through other comprehensive income. We expect to maintain valuation allowances on future tax benefits until other positive evidence is sufficient to justify realization.

We have concluded that a valuation allowance on the $195.6 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

13.

Income Taxes (continued)

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. During 2008, the IRS completed its examination of the Company’s 2004 and 2005 federal income tax returns. There is one issue in the 2004 tax year which will proceed to the appeals level. We believe it is reasonably possible that this matter will be resolved in the next 12 months, which may reduce the liability for unrecognized tax benefits significantly. The IRS commenced its examination of the 2006 and 2007 federal income tax returns during the first quarter of 2009. We are not aware of anything at this point in time that would have a material impact on our financial statements. State examinations are being conducted by Connecticut for the years 1996 through 2005 and New York for the years 2003 through 2005. We do not believe that these examinations will result in a material change to our financial position.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of September 30, 2009, we had a tax liability of $9.8 million, largely related to the one issue in the 2004 tax year mentioned above.

Applying applicable accounting guidance and to the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three- and nine-month periods ending September 30, 2009 and 2008 were not material.

14.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$1.6	$2.0	$4.7	$6.1
Interest cost	10.3	10.0	30.8	29.5
Expected return on plan assets	(7.4)	(9.9)	(22.1)	(30.5)
Net loss amortization	5.3	3.1	16.1	6.6
Prior service cost amortization	—	0.1	(0.1)	0.2
Curtailment cost	0.6	—	0.6	—
Pension benefit cost	$10.4	$5.3	$30.0	$11.9

Components of Other Postretirement Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$0.3	$0.4	$0.8	$1.2
Interest cost	1.0	1.0	2.9	3.0
Prior service cost amortization	(0.2)	(0.4)	(0.7)	(1.2)
Net gain amortization	—	—	(0.1)	(0.1)
Curtailment credit	(0.1)	—	(0.1)	—
Other postretirement benefit cost	$1.0	$1.0	$2.8	$2.9

For the three months ended September 30, 2009, other comprehensive loss includes unrealized losses of $6.4 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2009, other comprehensive loss includes unrealized losses of $3.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses.

14.

Employee Benefits (continued)

Savings plans

During the three months ended September 30, 2009 and 2008, we incurred costs of $1.0 million and $1.6 million, respectively, for contributions to our employer-sponsored savings plans. During the nine months ended September 30, 2009 and 2008, we incurred costs of $4.1 million and $6.1 million, respectively, for contributions to our employer-sponsored savings plans.

15.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Compensation cost charged to income	$2.3	$2.5	$5.3	$8.5
Income tax (expense) benefit	$(0.8)	$0.9	$(0.1)	$3.0

We did not capitalize any of the cost of stock-based compensation during the three- and nine-month periods ended September 30, 2009 and 2008.

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

Stock Option Activity at	Three Months Ended		Nine Months Ended
Weighted-Average Exercise Price:	September 30, 2009		September 30, 2009
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,485,720	$11.88	4,835,224	$11.90
Granted	—	—	5,000	0.53
Exercised	—	—	—	—
Canceled	(190,911)	12.78	(471,992)	12.54
Forfeited	(10,431)	10.03	(83,854)	10.23
Outstanding, end of period	4,284,378	$11.84	4,284,378	$11.84

Stock Option Activity at	Three Months Ended		Nine Months Ended
Weighted-Average Exercise Price:	September 30, 2008		September 30, 2008
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	5,073,237	$13.79	4,087,486	$14.79
Granted	—	—	1,423,832	11.37
Exercised	(20,210)	10.16	(36,777)	10.33
Canceled	(90,981)	12.43	(155,455)	12.67
Forfeited	(64,078)	15.00	(421,118)	15.83
Outstanding, end of period	4,897,968	$13.81	4,897,968	$13.81

Options granted during the nine months ended September 30, 2009 had a weighted-average fair value of $0.53 per unit.

15.

Share-based compensation (continued)

As of September 30, 2009, 3.3 million of outstanding stock options were exercisable, with a weighted-average exercise price of $12.37.

As of September 30, 2009, there was $2.0 million of total unrecognized compensation cost related to unvested stock option grants.

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

RSU Activity at Weighted-Average Grant Price:	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,113,872	$3.65	2,184,388	$6.68
Awarded	133,740	1.74	452,899	1.99
Converted to common shares/applied to taxes	(4,474)	2.82	(1,267,377)	8.57
Canceled	(6,766)	2.82	(133,538)	2.79
Outstanding, end of period	1,236,372	$3.45	1,236,372	$3.45

RSU Activity at Weighted-Average Grant Price:	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	2,256,169	$11.72	1,664,021	$11.86
Awarded	50,055	8.23	834,272	11.76
Converted to common shares/applied to taxes	(6,901)	13.46	(106,224)	13.78
Canceled	(35,759)	11.28	(128,505)	13.48
Outstanding, end of period	2,263,564	$11.64	2,263,564	$11.64

The intrinsic value of RSUs converted during the three months ended September 30, 2009 was zero. The intrinsic value of RSUs converted during the nine months ended September 30, 2009 was $3.1 million.

As of September 30, 2009, there was $3.2 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 1.4 million RSUs are subject to future issuance based on the achievement of performance criteria established under certain of our incentive plans. The performance contingencies for these RSUs will be resolved no later than June 30, 2012.

16.

Earnings Per Share

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Nine Months Ended
Earnings per Share:	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Weighted-average common shares outstanding	115,907	114,398	115,791	114,374
Weighted-average effect of dilutive potential common shares:
Restricted stock units	1,035	1,854	959	2,042
Stock options	3	26	2	55
Potential common shares	1,038	1,880	961	2,097
Less: Potential common shares excluded from calculation due to operating losses	(1,038)	(1,880)	(961)	(2,097)
Dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	115,907	114,398	115,791	114,374

Stock options excluded from calculation due to
anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	4,279	4,779	4,279	4,594

17.

Other Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2009, the Company had unfunded commitments of $291.0 million under such investments.

18.

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

Contingent Liabilities (continued)

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

Regulatory actions may be difficult to assess or quantify. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

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

In the second quarter of 2009, we received and evaluated additional claims information that became available from certain ceding companies. We also resolved a dispute with a ceding company that had been the subject of arbitration. Based on management’s best estimate, we increased reserves and recorded a pre-tax charge of $25.0 million in discontinued operations. Our total net reserves are $19.3 million as of September 30, 2009.

18.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the effect of continuing adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) further downgrades in our debt or financial strength ratings; (viii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (ix) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (x) our dependence on non-affiliated distributors for our product sales; (xi) our dependence on third parties to maintain critical business and administrative functions; (xii) our ability to attract and retain key personnel in a competitive environment; (xiii) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xiv) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xv) the potential need to fund deficiencies in our closed block; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) other legislative or regulatory developments; (xix) legal or regulatory actions including restrictions placed on us by state insurance departments; (xx) changes in accounting standards; (xxi) the potential effects of the spin-off of our former asset management subsidiary; (xxii) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results;(xxiii) the risks related to a man-made or natural disaster and (xxiv) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of September 30, 2009 as compared to December 31, 2008; our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2008 in our 2008 Annual Report on Form 10-K.

Executive Overview

Business

We have historically provided life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular expertise in the high-net-worth and affluent market. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the decline in sales through traditional distribution sources, we recently initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing manufacturing strengths and partnering capabilities and includes our newly formed distribution subsidiary, Saybrus Partners, Inc., and pursuing opportunities for private label relationships, new distribution sources for our alternative retirement solutions products, and selling core products within existing distribution relationships as well as through new distribution channels.

Underlying this plan is a business strategy based on four pillars:

•

Commitment to a healthy balance sheet;

•

Commitment to policyholder security;

•

Commitment to reducing expenses; and

•

Commitment to sustainable growth strategy.

Earnings Drivers

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

•

Interest margins. Net investment income earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•

Non-deferred operating expenses including expenses related to servicing the products and policyholders offered by the Company, including various maintenance and overhead-type expenses.

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

Recent Economic Market Conditions and Industry Trends

Over the past 18 months, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

Economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $726.0 million with continued net losses of $212.6 million year-to-date 2009. While there are some signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to take hold or whether the financial markets will once again deteriorate. The lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

In response to, and in some cases in addition to, recent economic and market conditions, we continue to be influenced by a variety of trends that affect the life insurance industry:

•

Statutory capital and surplus and risk-based capital (“RBC”) ratios. Regulated life insurance entities are subject to risk-based capital requirements which are a function of these entities’ statutory capital and surplus and risk-based capital requirements. The impact of economic and market environment has both reduced statutory capital and increased risk-based capital requirements in a variety of ways. For instance, realized losses reduce available capital and surplus, equity market declines increase the amount of statutory reserves that insurers are required to hold for variable annuity guarantees while increasing risk-based capital requirements, and credit downgrades of securities increase risk-based capital requirements. We have taken capital management actions to improve or prevent erosion in our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements. We may take similar actions in the future.

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

•

Regulatory Actions. We are subject to extensive laws and regulations as well as direct regulatory supervision. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. In light of recent events involving certain financial institutions and the current financial crisis, it is possible that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity. In addition to being subject to general regulatory developments, we are subject to direct regulatory oversight. State insurance departments approve our products, regulate our capital requirements and review our statutory reserves and asset adequacy. Our reduced capitalization has resulted in more frequent review of our financial and business prospects. We cannot predict the likelihood or impact of future regulatory actions or interventions.

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

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Interest margins. Investment income on assets backing surplus was $3.6 million in the third quarter of 2009, compared to $7.5 million in the third quarter of 2008. The decrease of $3.9 million was driven by lower income from our alternative investments which are reported to the Company on a one to two quarter lag basis in accordance with partnership accounting, thus the unfavorable investment income primarily reflects partnership results from the first half of 2009. Universal life and variable annuity interest margins were relatively flat in the third quarter of 2009 compared to the third quarter of 2008 as the Company decreased credited rates to customers to reflect the decline in investment income on assets supporting these products.

•

Deferred policy acquisition cost. Deferred policy cost amortization decreased by $3.9 million to $64.1 million in the third quarter of 2009, compared to $68.0 million in the third quarter of 2008. The decrease was primarily driven by lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance, partially offset by higher deferred policy cost amortization for our universal life product driven by improved mortality and refinements resulting from a transition to a new valuation system.

•

Fees on our life and annuity products. Fee revenues decreased by $2.6 million to $30.7 million in the third quarter of 2009, compared to $33.3 million in the third quarter of 2008. The decrease was primarily driven by lower asset-based fees of $2.0 million on our variable annuity products driven by lower account balances due to unfavorable equity markets in late 2008 and early 2009.

•

Mortality margins in universal life decreased by $9.0 million to $46.9 million in the third quarter of 2009, compared to $55.9 million in the third quarter of 2008, resulting from better mortality experience in the third quarter of 2008. Mortality margins in variable universal life increased by $4.2 million to $14.0 million in the third quarter of 2009, compared to $9.8 million in the third quarter of 2008, resulting from better mortality experience and no large claims in the third quarter of 2009. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the third quarter of 2009, we had net realized losses of $17.4 million, compared to net realized losses of $59.7 million in the third quarter of 2008. The realized losses in the third quarter of 2009 were primarily driven by other-than-temporary impairment losses of $14.9 million. The realized losses in the third quarter of 2008 were driven by other-than-temporary impairment losses of $38.8 million and transaction-related losses of $20.9 million.

•

Operating expenses. Non-deferred operating expenses increased by $31.3 million to $91.3 million in the third quarter of 2009, compared to $60.0 million in the third quarter of 2008. The increase was primarily driven by higher non-deferred sales related costs of $10.4 million due to lower sales volume and higher severance costs of $2.3 million associated with the recently completed workforce reduction resulting from the lower expected business volume in 2009.

•

Impairments. The impairment expense of $45.7 million in the third quarter of 2009 represents the impairment of goodwill and intangible assets of $27.0 million for one of the Company’s subsidiaries, PFG, the impairment of $18.7 million for capitalized costs including certain software components that were previously capitalized and not fully utilized.

•

Income taxes. In the third quarter of 2009, the Company recorded an income tax benefit of $11.4 million compared to tax expense of $2.9 million in the third quarter of 2008. The income tax benefit in the third quarter of 2009 was driven by a decrease in the valuation allowance, partially offset by the allocation of tax expense to continuing operations from other comprehensive income due to intra-period tax accounting.

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

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings.

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

Recent Developments

Formation of Distribution Company

On November 3, 2009, we announced the formation of a distribution company subsidiary, Saybrus Partners, Inc. (“Saybrus”) and that Saybrus had entered into an agreement with financial services firm Edward Jones to provide life insurance consulting services to the firm’s financial advisors. Phoenix formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for Phoenix’s product line within our own distribution channels. The initial agreement with Edward Jones is for three years and will focus Saybrus consultants on two new insurance carriers in the Edward Jones retail distribution network, John Hancock Life Insurance Company (U.S.A.) and Pacific Life Insurance Company, both of which have a distribution agreement with Edward Jones.

Suspension of Distribution Relationships

In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 27% of our total life insurance premiums and approximately 68% of our annuity deposits. On July 30, 2009, we restructured our agreement with State Farm, amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 inforce Phoenix policies and contracts sold through State Farm agents.

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

Spin-Off of Virtus

We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management. In connection with the spin-off, Virtus and we entered into a separation agreement and several other agreements to complete the separation of the asset management business from us and to distribute Virtus common stock to our stockholders. These agreements govern the relationship between Virtus and us following the spin-off and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off. The agreements include a transition services agreement, tax separation agreement and employee matters agreement. We recently amended the tax separation agreement in the second quarter of 2009 to clarify positions we intend to take with regard to certain tax elections related to the spin-off.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

We carried valuation allowances of $236.4 million and $287.9 million on $432.0 million and $744.6 million of deferred tax assets at September 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

During the quarter ended September 30, 2009, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Concluding that a valuation allowance is not required is difficult when significant negative evidence exists, such as cumulative losses in recent years. Based upon recent results, we have concluded that a cumulative loss in recent years does exist. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

These factors have been considered over the reversal pattern of the related deferred tax assets based on assumptions that we believe to have been reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses in the nine months ended September 30, 2009 and possible further losses over the remainder of 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during the first three quarters of 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing adverse capital and credit market conditions, all of which affected income projections differently than expected.

These factors have resulted in increased difficulty in making reliable financial projections for 2009 due to considerable uncertainty around key assumptions. Accordingly, although earnings in the core life subgroup business are projected beyond 2009, it is difficult to place reliance on these projections versus the cumulative actual results in the first nine months of 2009 and the years 2008 and 2007.

During the third quarter of 2009, significant appreciation of available-for-sale securities resulted in a decrease in unrealized losses. We consider securities with unrealized gains available to offset deferred tax assets related to other-than-temporary-impairments and capital loss carryforwards. As a result of our quarterly assessment, and considering the change in fact pattern related to capital items, we recorded a decrease in the valuation allowance (tax benefit) of $63.3 million for the three months ended September 30, 2009, excluding the Virtus true-up mentioned above. For the nine months ended September 30, 2009, we recorded an increase in the valuation allowance (tax expense) of $95.1 million, excluding both the third quarter Virtus item and the adoption of new guidance as of January 1, 2009, which resulted in a reduction in the valuation allowance of $12.6 million and is included in accumulated other comprehensive loss (see Note 2 to our consolidated financial statements in this Form 10-Q). This increase in the valuation allowance is recognized through elements of continuing operations and other comprehensive income. For the nine months ended September 30, 2009, we reported an increase of $150.4 million to the deferred tax valuation allowance. Offsetting this increase, we have recognized a decrease of $55.3 million through other comprehensive income. We expect to maintain valuation allowances on future tax benefits until other positive evidence is sufficient to justify realization.

We have concluded that a valuation allowance on the $195.6 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

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

Historically, for securitized financial asset securities subject to EITF Issue No. 99-20 (“ASC 325-40”), we periodically updated our best estimate of cash flows over the life of the security. In estimating cash flows, we used assumptions based on current market conditions that we believed market participants would use. When the value thus derived was less than amortized cost, and there was an adverse change in the timing or amount of expected future cash flows since the prior analysis, an other-than-temporary impairment was recognized. Projections of future cash flows were subject to change based on new information regarding performance, data received from third-party sources and internal judgments regarding the future performance of the underlying collateral.

Beginning in the fourth quarter of 2008, we implemented FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“ASC 325-40-65-1”). In addition to relying on our best estimate of cash flows that a market participant would use in determining fair value, we apply management judgment of the probability of collecting all amounts due. In making the other-than-temporary impairment assessment, information such as past events, current conditions, reasonable forecasts, expected defaults and relevant market data are considered. Also as part of this analysis, we take an other-than-temporary impairment for those securities that we intend to sell and do not expect the fair value of the security to recover prior to the expected time of sale.

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

See Note 7 to our consolidated financial statements in this Form 10-Q and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K for more information.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions as needed to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-01 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-01 reserves, are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$171.0	$195.2	$(24.2)	(12%)
Insurance, investment management and product fees	171.2	157.8	13.4	8%
Net investment income	201.4	218.0	(16.6)	(8%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(37.7)	—	—	NM
Portion of OTTI losses recognized in other comprehensive income	22.8	—	—	NM
Net OTTI losses recognized in earnings	(14.9)	(38.8)	23.9	(62%)
Net realized investment losses, excluding OTTI losses	(2.5)	(20.9)	18.4	(88%)
Total net realized investment losses	(17.4)	(59.7)	42.3	(71%)
Total revenues	526.2	511.3	14.9	3%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	308.4	336.6	(28.2)	(8%)
Policyholder dividends	63.9	43.4	20.5	47%
Policy acquisition cost amortization	64.1	68.0	(3.9)	(6%)
Interest expense on indebtedness	8.2	8.8	(0.6)	(7%)
Interest expense on non-recourse collateralized debt obligations	—	5.6	(5.6)	(100%)
Goodwill impairment	27.0	—	27.0	NM
Other operating expenses	91.3	60.0	31.3	52%
Total benefits and expenses	562.9	522.4	40.5	8%
Loss before income taxes	(36.7)	(11.1)	(25.6)	231%
Income tax (expense) benefit	11.4	(2.9)	14.3	(493%)
Loss from continuing operations	(25.3)	(14.0)	(11.3)	81%
Loss from discontinued operations, net of income taxes	(1.3)	(325.5)	324.2	(100%)
Net loss	$(26.6)	$(339.5)	$312.9	(92%)

———————

Not meaningful (NM)

Summary Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$513.7	$566.7	$(53.0)	(9%)
Insurance, investment management and product fees	490.4	461.6	28.8	6%
Net investment income	582.1	712.2	(130.1)	(18%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(134.7)	—	—	NM
Portion of OTTI recognized in other comprehensive income	60.5	—	—	NM
Net OTTI losses recognized in earnings	(74.2)	(105.7)	31.5	(30%)
Net realized investment losses, excluding OTTI losses	(4.0)	(26.2)	22.2	(85%)
Total net realized investment losses	(78.2)	(131.9)	53.7	(41%)
Total revenues	1,508.0	1,608.6	(100.6)	(6%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	973.8	999.4	(25.6)	(3%)
Policyholder dividends	148.3	203.1	(54.8)	(27%)
Policy acquisition cost amortization	157.9	163.6	(5.7)	(3%)
Interest expense on indebtedness	25.1	27.8	(2.7)	(10%)
Interest expense on non-recourse collateralized debt obligations	—	10.7	(10.7)	(100%)
Goodwill impairment	27.0	—	27.0	NM
Other operating expenses	245.4	207.3	38.1	18%
Total benefits and expenses	1,577.5	1,611.9	(34.4)	(2%)
Loss before income taxes	(69.5)	(3.3)	(66.2)	NM
Income tax expense	(113.7)	(4.2)	(109.5)	NM
Loss from continuing operations	(183.2)	(7.5)	(175.7)	NM
Loss from discontinued operations, net of income taxes	(29.4)	(340.2)	310.8	(91%)
Net loss	$(212.6)	$(347.7)	$135.1	(39%)

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended September 30, 2009 vs. September 30, 2008

The net loss from continuing operations for the third quarter of 2009 was $25.3 million, or $0.22 per share, which compares to a net loss from continuing operations for the third quarter of 2008 of $14.0 million, or $0.12 per share. The unfavorable results for the quarter ended September 30, 2009 reflect higher expenses resulting from the write-downs of capitalized and intangible items. Results were favorably affected by higher fees and lower deferred policy acquisition costs.

Mortality margins in universal life decreased by $9.0 million to $46.9 million in the third quarter of 2009, compared to $55.9 million in the third quarter of 2008, resulting from less favorable mortality experience in the third quarter of 2009. Mortality margins in variable universal life increased by $4.2 million to $14.0 million in the third quarter of 2009, compared to $9.8 million in the third quarter of 2008, resulting from better mortality experience and no large claims in the third quarter of 2009. Fluctuations in mortality are inherent in our lines of business.

Net investment income declined by $16.6 million to $201.4 million in the third quarter of 2009 compared to $218.0 million in the third quarter of 2008, primarily from lower investment income on alternative investments. The lower investment income included the following:

•

Investment income on assets supporting surplus was $3.6 million in the third quarter of 2009, compared to $7.5 million in the third quarter of 2008. The decrease of $3.9 million was from lower income resulting from our alternative investments which are reported to the Company on a one to two quarter lag basis in accordance with partnership accounting.

•

Investment income on assets backing annuity reserves was relatively flat in the third quarter of 2009 compared to the third quarter of 2008.

Deferred policy cost amortization decreased by $3.9 million to $64.1 million in the third quarter of 2009, as compared to $68.0 million in the third quarter of 2008. The decrease was primarily from lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance, partially offset by higher deferred policy cost amortization for our universal life product driven by improved mortality and refinements resulting from a transition to a new valuation system.

Non-deferred operating expenses increased by $31.3 million to $91.3 million in the third quarter of 2009, compared to $60.0 million in the third quarter of 2008. The increase was primarily driven by the impairment of $18.7 million associated with capitalized costs, including certain software components no longer utilized. In addition, the increase resulted from non-deferred sales related costs of $10.4 million due to lower sales volume and higher severance costs of $2.3 million associated with the recently completed workforce reduction resulting from the lower expected business volume in 2009.

The impairment expense of $27.0 million in the third quarter of 2009 represents the impairment of goodwill for one of the Company’s subsidiaries, PFG.

In the third quarter of 2009, we had net realized losses of $17.4 million, compared with net realized losses of $59.7 million in the third quarter of 2008. The realized losses in the third quarter of 2009 were primarily from other-than-temporary impairment losses of $14.9 million. The realized losses in the third quarter of 2008 were a result of other-than-temporary impairment losses of $38.8 million and transaction-related losses of $20.9 million.

Our tax expense related to continuing operations decreased by $14.3 million to a tax benefit of $11.4 million in the third quarter of 2009 compared to tax expense of $2.9 million in the third quarter of 2008. In the third quarter of 2009, we decreased the valuation allowance on the net deferred tax asset by $63.3 million, excluding a $134.0 million reduction related to a revision of the amount estimated for 2008 capital losses related to the Virtus spin-off. This reduction in the valuation allowance, which was primarily driven by significant appreciation in available-for-sale securities with unrealized gains, was partially offset by the allocation of tax expense to continuing operations from other comprehensive income due to intra-period tax accounting rules. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax asset will be recoverable, including consideration of expiration of loss carryovers and credits.

Nine months ended September 30, 2009 vs. September 30, 2008

We had a net loss for the nine-month period ended September 30, 2009 of $212.6 million, or $1.84 per share, compared to a net loss for nine-month period ended September 30, 2008 of $347.7 million, or $3.04 per share. The results for the nine-month period ended September 30, 2009 reflect an increase to the valuation allowance against net deferred tax assets, realized investment losses, unfavorable mortality and a charge to the discontinued group accident and health reinsurance business. These items were partially offset by favorable impacts from higher equity markets. For the nine-month period ended September 30, 2008, the $340.2 million loss in discontinued operations was primarily driven by an impairment on goodwill and other intangible assets associated with our divested asset management business.

Analysis of Consolidated Financial Condition

Stockholders’ equity increased by $319.9 million to $1,184.9 million for the period ended September 30, 2009, compared with $865.0 million at December 31, 2008, primarily due to other comprehensive income of $511.3 million, driven by unrealized gains on available-for-sale debt securities, partially offset by the net loss of $212.6 million. Stockholders’ equity also rose as a result of a cumulative effect adjustment of $20.4 million related to new accounting guidance on previous impairments on debt securities recorded directly to accumulated deficit and accumulated other comprehensive loss. Total assets decreased $357.0 million to $25,411.8 million at September 30, 2009, compared with $25,768.8 million at December 31, 2008, primarily from lower deferred policy acquisition costs and lower deferred income taxes, partially offset by the favorable market impacts on available-for-sale debt securities and separate account assets.

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Deposits	$76.7	$251.2	$225.7	$679.5
Performance and interest credited	386.6	(484.4)	710.3	(485.6)
Fees	(14.1)	(17.8)	(45.8)	(56.4)
Benefits and surrenders	(180.2)	(288.2)	(758.2)	(942.0)
Change in funds on deposit	269.0	(539.2)	132.0	(804.5)
Funds on deposit, beginning of period	6,759.6	8,964.2	6,896.6	9,229.5
Annuity funds on deposit, end of period	$7,028.6	$8,425.0	$7,028.6	$8,425.0

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

For the three and nine months ended September 30, 2009, annuity funds on deposit increased compared to a decrease in the comparable prior year. The primary drivers of these improvements were stronger fund performance from stronger equity markets and a reduction in the dollar amount of surrenders. These improvements were partially offset by lower deposits in 2009 as compared to 2008.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Deposits	$39.3	$46.3	$115.7	$189.0
Performance and interest credited	166.5	(249.8)	240.6	(354.7)
Acquisitions	—	11.2	—	11.2
Fees and cost of insurance	(25.8)	(28.4)	(82.7)	(88.3)
Benefits and surrenders	(46.1)	(29.4)	(145.0)	(115.9)
Change in funds on deposit	133.9	(250.1)	128.6	(358.7)
Funds on deposit, beginning of period	1,972.6	2,587.7	1,977.9	2,696.3
Variable universal life funds on deposit, end of period	$2,106.5	$2,337.6	$2,106.5	$2,337.6

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

For the three and nine months ended September 30, 2009, the change in variable universal life funds on deposit improved compared to the prior year periods. These improvements reflected stronger equity markets during the second and third quarters of 2009. Partially offsetting these improvements were lower deposits from lower sales, as well as higher surrenders.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2009	2008	2009	2008

Deposits	$88.1	$133.6	$267.9	$462.4
Interest credited	24.5	24.7	71.9	72.8
Fees and cost of insurance	(110.7)	(103.8)	(324.2)	(300.1)
Benefits and surrenders	(53.6)	(22.6)	(145.1)	(83.5)
Change in funds on deposit	(51.7)	31.9	(129.5)	151.6
Funds on deposit, beginning of period	2,178.2	2,243.6	2,256.0	2,123.9
Universal life funds on deposit, end of period	$2,126.5	$2,275.5	$2,126.5	$2,275.5

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

For the three and nine month periods ended September 30, 2009, universal life funds on deposit decreased. The decrease in the current period was primarily a result of lower sales but also included the effects of less favorable mortality and surrenders in the second quarter of 2009 as compared to the prior year. Assessments for cost of insurance fees were higher in the current year due to both the aging of the inforce block and an increase in the net amount at risk, primarily reflecting lower fund values as a percentage of the inforce amount.

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

See Note 10 to our consolidated financial statements in this Form 10-Q as well as Note 13 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for more information.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of September 30, 2009, our general account held debt securities with a carrying value of $10,545.5 million, representing 76.4% of total general account investments. Public debt securities represented 70.9% of total debt securities, with the remaining 29.1% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Rating	Designation	2009	2008	2009	2008	2009	2008

1	AAA/AA/A	$6,113.2	$6,124.7	$4,801.7	$4,801.8	$1,311.5	$1,322.9
2	BBB	3,229.2	2,901.2	1,917.2	1,584.7	1,312.0	1,316.5
Total investment grade		9,342.4	9,025.9	6,718.9	6,386.5	2,623.5	2,639.4
3	BB	621.6	475.3	364.2	347.3	257.4	128.0
4	B	279.7	212.4	179.3	112.6	100.4	99.8
5	CCC and lower	209.4	103.7	164.5	70.4	44.9	33.3
6	In or near default	92.4	13.7	53.0	3.8	39.4	9.9
Total debt securities		$10,545.5	$9,831.0	$7,479.9	$6,920.6	$3,065.6	$2,910.4

Debt Securities by Type:	As of September 30, 2009
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$865.8	$850.5	$33.0	$(17.7)	$15.3
State and political subdivision	191.5	188.9	6.8	(4.2)	2.6
Foreign government	164.7	142.6	22.1	—	22.1
Corporate	5,813.3	5,903.1	236.1	(325.9)	(89.8)
Commercial mortgage-backed	1,002.9	1,053.4	27.6	(78.1)	(50.5)
Residential mortgage-backed	2,010.4	2,169.7	44.2	(203.5)	(159.3)
CDO/CLO	246.6	361.4	0.7	(115.5)	(114.8)
Other asset-backed	250.3	279.5	3.2	(32.4)	(29.2)
Total debt securities	$10,545.5	$10,949.1	$373.7	$(777.3)	$(403.6)
Debt securities outside closed block:
Unrealized gains	$2,488.2	$2,387.1	$101.1	$—	$101.1
Unrealized losses	1,668.7	2,111.3	—	(442.6)	(442.6)
Total outside the closed block	4,156.9	4,498.4	101.1	(442.6)	(341.5)
Debt securities in closed block:
Unrealized gains	4,590.1	4,317.5	272.6	—	272.6
Unrealized losses	1,798.5	2,133.2	—	(334.7)	(334.7)
Total in the closed block	6,388.6	6,450.7	272.6	(334.7)	(62.1)
Total debt securities	$10,545.5	$10,949.1	$373.7	$(777.3)	$(403.6)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2009 in our debt securities portfolios were banking (6.4%), electrical utilities (4.4%), insurance (3.5%), diversified financial services (2.9%) and services (2.9%).

Residential Mortgage-Backed Securities (“RMBS”)

The weakness in the U.S. residential real estate markets, tighter credit standards and rising unemployment continue to plague the RMBS market. Delinquency rates for all sectors of the RMBS market including sub-prime, Alt-A and prime have increased beyond historical averages.

We invest directly in RMBS through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. As of September 30, 2009, 90% of the total residential portfolio was rated AAA or AA. We have $138.3 million of sub-prime exposure, $179.8 million of Alt-A exposure and $450.3 million of prime exposure, which combined amount to 5.5% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 63% being AAA rated and another 10% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through September 30, 2009, we have taken impairments of $16.3 million on our RMBS portfolio. This represents 0.8% of our total RMBS portfolio and 0.1% of the general account. These impairments consist of $3.0 million from prime, $7.2 million from Alt-A and $6.1 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of September 30, 2009
	Carrying	Market	% General					BB and	% Closed
	Value(2)	Value(2)	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,199.6	$1,242.0	8.9%	100.0%	0.0%	0.0%	0.0%	0.0%	67.0%
Prime	522.7	450.3	3.2%	68.8%	10.9%	1.6%	6.4%	12.3%	41.2%
Alt-A	257.2	179.8	1.3%	45.5%	9.6%	1.6%	8.1%	35.2%	35.8%
Sub-prime	190.2	138.3	1.0%	66.2%	10.1%	7.9%	10.1%	5.7%	4.9%
Total	$2,169.7	$2,010.4	14.4%	85.8%	4.0%	1.0%	2.9%	6.3%	54.1%

———————

(1)

Percentages based on Market Value.

(2)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$342.8	$309.8	2.2%	0.0%	4.4%	15.0%	27.8%	52.8%
AA	58.6	48.9	0.4%	4.9%	15.5%	16.4%	36.0%	27.2%
A	8.6	7.2	0.0%	0.0%	0.0%	95.4%	0.0%	4.6%
BBB	36.0	29.0	0.2%	0.0%	37.5%	42.9%	7.3%	12.3%
BB and Below	76.7	55.4	0.4%	23.1%	58.9%	16.6%	1.4%	0.0%
Total	$522.7	$450.3	3.2%	3.4%	14.4%	18.4%	23.6%	40.2%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$111.8	$81.8	0.6%	0.0%	43.2%	11.2%	44.2%	1.4%
AA	25.5	17.3	0.1%	0.0%	0.0%	0.0%	43.9%	56.1%
A	4.4	2.9	0.0%	0.0%	0.0%	13.8%	0.0%	86.2%
BBB	23.5	14.6	0.1%	0.0%	0.0%	0.0%	93.3%	6.7%
BB and Below	92.0	63.2	0.5%	4.6%	34.1%	61.0%	0.3%	0.0%
Total	$257.2	$179.8	1.3%	1.6%	31.6%	26.8%	32.0%	8.0%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$116.1	$91.6	0.7%	21.2%	3.6%	34.1%	33.7%	7.4%
AA	21.9	14.0	0.1%	15.4%	0.0%	57.0%	0.0%	27.6%
A	17.4	10.9	0.1%	0.0%	77.5%	22.5%	0.0%	0.0%
BBB	23.4	13.9	0.1%	44.5%	15.3%	0.0%	31.0%	9.2%
BB and Below	11.4	7.9	0.0%	32.8%	16.1%	46.7%	4.4%	0.0%
Total	$190.2	$138.3	1.0%	21.9%	11.0%	32.8%	25.7%	8.6%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 and	% Closed
	Value(1)	Value	Account(2)	2007	2006	2005	2004	Prior	Block
Rating
AAA	$860.0	$856.6	6.2%	5.4%	7.1%	4.0%	12.5%	71.0%	76.7%
AA	107.6	80.7	0.6%	8.0%	8.1%	15.1%	0.0%	68.8%	63.3%
A	95.0	75.1	0.5%	16.6%	4.1%	14.8%	0.8%	63.7%	57.3%
BBB	41.7	18.3	0.1%	0.0%	9.6%	15.1%	10.4%	64.9%	53.4%
BB and Below	8.2	1.4	0.0%	73.6%	0.0%	26.4%	0.0%	0.0%	21.0%
Total	$1,112.5	$1,032.1	7.4%	6.4%	7.0%	5.9%	10.6%	70.1%	73.8%

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

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Total other-than-temporary debt impairments	$(33.1)	$—	$(121.4)	$—
Portion of loss recognized in other comprehensive income	22.8	—	60.5	—
Net debt impairments recognized in earnings	$(10.3)	$—	$(60.9)	$—

Debt security impairments	$(10.3)	$(37.1)	$(60.9)	$(94.6)
Equity security impairments	(3.5)	(1.0)	(3.5)	(1.6)
Debt and equity securities pledged as collateral impairments	—	(0.7)	—	(0.7)
Other investments impairments	(1.1)	—	(9.8)	(8.8)
Impairment losses	(14.9)	(38.8)	(74.2)	(105.7)
Debt security transaction gains	1.6	1.8	18.5	5.5
Debt security transaction losses	(9.8)	(9.8)	(58.8)	(16.3)
Equity security transaction gains	—	1.5	2.2	9.0
Equity security transaction losses	—	(4.0)	—	(9.4)
Debt and equity securities pledged as collateral gains	—	0.2	—	1.8
Debt and equity securities pledged as collateral losses	—	(0.1)	—	(0.3)
Other investments transaction gains (losses)	(0.2)	(0.6)	(0.1)	(0.3)
Venture capital partnership transaction losses	(0.3)	—	(1.3)	—
CDO deconsolidation gains	—	—	57.0	—
Net transaction gains (losses)	(8.7)	(11.0)	17.5	(10.0)
Realized gains (losses) on fair value option investments	2.7	(4.6)	3.3	(8.0)
Realized gains (losses) on derivative assets and liabilities	3.5	(5.3)	(24.8)	(8.2)
Net realized investment gains (losses), excluding impairment losses	(2.5)	(20.9)	(4.0)	(26.2)
Net realized investment losses, including impairment losses	$(17.4)	$(59.7)	$(78.2)	$(131.9)

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

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

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

Given the continued stress and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $176.0 million ($41.8 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at September 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $20.9 million and an unrealized loss of $50.5 million, these are multi-class, cash flow CDOs backed by a pool of trust preferred securities (TruPS) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security and, therefore, a temporary impairment is appropriate.

•

Royal Bank of Scotland Group (RBSG) – With a fair value of $2.7 million and an unrealized loss of $12.3 million, these securities, ABN Amro and National Westminster, were issued by banks now owned by RBSG, one of the largest banks in the United Kingdom. RBSG joined with several other banks to acquire the Dutch bank ABN Amro in 2007. Shortly thereafter, the financial crisis hit the markets, resulting in a change in the ownership structure such that RBSG is the ultimate obligor for ABN Amro. The bank appears to have sufficient liquidity, and has announced they will be participating in the Asset Protection Scheme that is facilitated by the UK government. Despite the recent announcement of potential deferrals, it is not determinable how cash flows would be affected, if at all. Therefore, in combination with their pending governmental support and a currently adequate liquidity position, recovery remains more likely than not and a temporary impairment is appropriate at this time.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.5 million and an unrealized loss of $8.5 million, this security is a seasoned, mezzanine tranche of a static, sequential pay $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/MDY respectively. Our DFX tranche has a remaining average life of 2.25 years. The deal has a strong seasoned collateral manager in Lennar who is special servicer on all of the underlying CMBS transactions and has retained all equity and junior notes in this deal. The deal benefits from credit support, seasoned vintages, underlying deal subordination, and strong credit performance to date. We continue to monitor the delinquency trends. At this time, we believe there is ample likelihood of receiving our contractual cash flows, and the bond currently pays us our scheduled interest. The combination of our weighted average credit enhancement and a breakeven credit default rate provide adequate protection from future losses even under extreme stress scenarios. The current status of this issue merits a temporary impairment.

Corporate Debt Securities

Corporate debt securities make up approximately 44% of the unrealized loss balance. Of these securities with unrealized losses, approximately 55% are of investment grade quality. This asset class, in general, continues to experience depressed valuations despite high ratings, relatively low default rates, and continued ability to pay obligations.

Effective January 1, 2009, we adopted ASC 320-10-65 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of ASC 320-10-65, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect consisted of a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, and included an adjustment of $12.6 million to the deferred tax valuation allowance.

Fixed maturity other-than-temporary impairments recorded in the third quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized through earnings related to such credit-related circumstances were $10.3 million in the third quarter of 2009 and $60.9 million year-to-date.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $22.8 million in the third quarter of 2009 and $60.5 million year-to-date.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months	Nine Months
($ in millions)	Ended	Ended
	September 30, 2009

Debt securities credit losses, beginning of period	$(48.2)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(5.2)	(28.0)
Less: Credit losses on securities sold	18.0	38.4
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(2.6)	(6.8)
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of period	$(38.0)	$(38.0)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 36% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have minimal direct mortgage loan or real estate holdings.

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

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings; and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of September 30, 2009. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of September 30, 2009
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,355	1,640	1,480	1,184	875	456
Unrealized gains (losses)	$373.7	$(777.3)	$101.1	$(442.6)	$272.6	$(334.7)
Applicable policyholder dividend obligation (reduction)	272.6	(284.4)	—	—	272.6	(284.4)
Applicable deferred policy acquisition costs (benefit)	20.1	(256.8)	20.1	(233.7)	—	(23.1)
Applicable deferred income taxes (benefit)	28.3	(82.7)	28.3	(73.2)	—	(9.5)
Offsets to net unrealized gains (losses)	321.0	(623.9)	48.4	(306.9)	272.6	(317.0)
Unrealized gains (losses) after offsets	$52.7	$(153.4)	$52.7	$(135.7)	$—	$(17.7)
Net unrealized losses after offsets		$(100.7)		$(83.0)		$(17.7)

Equity securities
Number of positions	61	6	39	3	22	3
Unrealized gains (losses)	$1.1	$(0.2)	$1.1	$(0.1)	$—	$(0.1)
Applicable policyholder dividend obligation (reduction)	—	(0.1)	—	—	—	(0.1)
Applicable deferred income taxes (benefit)	0.4	—	0.4	—	—	—
Offsets to net unrealized gains (losses)	0.4	(0.1)	0.4	—	—	(0.1)
Unrealized gains (losses) after offsets	$0.7	$(0.1)	$0.7	$(0.1)	$—	$—
Net unrealized gains (losses) after offsets	$0.6		$0.6		$—

Total net unrealized losses on debt and equity securities as of September 30, 2009 were $402.7 million (unrealized gains of $374.8 million less unrealized losses of $777.5 million). Of that net amount, $340.5 million was outside the closed block ($82.4 million after offsets for taxes and deferred policy acquisition costs) and $62.2 million was in the closed block ($17.7 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation).

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

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Nine Months
has been Recognized (Non-Credit Losses):	Ended
($ in millions)	Sept 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of ASC 320-10-65, beginning balance	$(36.0)
Changes in net investment gains (losses) arising during the period	(25.6)
Reclassification adjustment for amounts included in net income(1)	42.3
Balance of fixed maturity non-credit losses in AOCI, September 30, 2009	(19.3)
All other net unrealized investment gains (losses) in AOCI	(383.4)
Total net unrealized investment gains (losses) in AOCI	$(402.7)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in millions)	2009(1)	2008

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(7.8)	—
Commercial mortgage-backed	—	—
Residential mortgage-backed	(12.5)	—
CDO/CLO	(31.5)	—
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(51.8)	$—

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Duration of Gross Unrealized Losses on	As of September 30, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,668.7	$68.2	$77.4	$1,523.1
Total amortized cost	2,111.3	78.1	94.1	1,939.1
Unrealized losses	$(442.6)	$(9.9)	$(16.7)	$(416.0)
Unrealized losses after offsets	$(136.0)	$(4.0)	$(5.4)	$(126.6)
Number of securities	1,184	46	61	1,077

Investment grade:
Unrealized losses	$(218.0)	$(5.5)	$(2.8)	$(209.7)
Unrealized losses after offsets	$(69.5)	$(2.3)	$(0.9)	$(66.3)

Below investment grade:
Unrealized losses	$(224.6)	$(4.4)	$(13.9)	$(206.3)
Unrealized losses after offsets	$(66.5)	$(1.7)	$(4.5)	$(60.3)

Equity securities outside closed block
Unrealized losses	$(0.1)	$—	$—	$(0.1)
Unrealized losses after offsets	$(0.1)	$—	$—	$(0.1)
Number of securities	3	1	1	1

For debt securities outside of the closed block with gross unrealized losses, 51.1% of the unrealized losses after offsets pertain to investment grade securities and 48.9% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(335.2)	$(16.7)	$(161.6)	$(156.9)
Unrealized losses over 20% of cost after offsets	$(99.8)	$(6.2)	$(47.2)	$(46.4)
Number of securities	398	29	197	172

Investment grade:
Unrealized losses over 20% of cost	$(135.1)	$(7.9)	$(53.2)	$(74.0)
Unrealized losses over 20% of cost after offsets	$(41.6)	$(3.0)	$(14.6)	$(24.0)

Below investment grade:
Unrealized losses over 20% of cost	$(200.1)	$(8.8)	$(108.4)	$(82.9)
Unrealized losses over 20% of cost after offsets	$(58.2)	$(3.2)	$(32.6)	$(22.4)

Equity securities outside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	1	1	—	—

Duration of Gross Unrealized Losses on	As of September 30, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,798.5	$79.4	$119.3	$1,599.8
Total amortized cost	2,133.2	87.5	141.9	1,903.8
Unrealized losses	$(334.7)	$(8.1)	$(22.6)	$(304.0)
Unrealized losses after offsets	$(17.8)	$(0.4)	$(1.2)	$(16.2)
Number of securities	456	21	38	397

Investment grade:
Unrealized losses	$(219.4)	$(6.7)	$(15.2)	$(197.5)
Unrealized losses after offsets	$(11.6)	$(0.4)	$(0.8)	$(10.4)

Below investment grade:
Unrealized losses	$(115.3)	$(1.4)	$(7.4)	$(106.5)
Unrealized losses after offsets	$(6.2)	$—	$(0.4)	$(5.8)

Equity securities inside closed block
Unrealized losses	$(0.1)	$—	$—	$(0.1)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	3	2	—	1

For debt securities inside the closed block with gross unrealized losses, 65.6% of the unrealized losses after offsets pertain to investment grade securities and 34.4% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(233.3)	$(16.5)	$(78.5)	$(138.3)
Unrealized losses over 20% of cost after offsets	$(6.8)	$(0.5)	$(2.3)	$(4.0)
Number of securities	153	12	64	77

Investment grade:
Unrealized losses over 20% of cost	$(138.5)	$(12.8)	$(36.6)	$(89.1)
Unrealized losses over 20% of cost after offsets	$(4.1)	$(0.4)	$(1.1)	$(2.6)

Below investment grade:
Unrealized losses over 20% of cost	$(94.8)	$(3.7)	$(41.9)	$(49.2)
Unrealized losses over 20% of cost after offsets	$(2.7)	$(0.1)	$(1.2)	$(1.4)

Equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	1	1	—	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2009	2008	2009 vs. 2008
Continuing operations
Cash from (for) operating activities	$(499.2)	$20.9	$(520.1)	NM
Cash from investing activities	440.7	192.0	248.7	130%
Cash for financing activities	(173.0)	(473.3)	300.3	(63%)
	$(231.5)	$(260.4)	$28.9	(11%)
Discontinued operations
Cash for operating activities	$(35.3)	$(33.3)	$(2.0)	6%
Cash from investing activities	11.4	42.0	(30.6)	(73%)
	$(23.9)	$8.7	$(32.6)	(375%)

———————

Not meaningful (NM)

Nine months ended September 30, 2009 vs. September 30, 2008

Cash from continuing operations decreased by $231.5 million in the first nine months of 2009. The primary drivers of this decrease were policy benefits and surrenders of $1.6 billion and net deposit fund withdrawals of $162.4 million. The $1.6 billion primarily consisted of surrenders of $1.0 billion and death benefits of $0.3 billion. The surrenders included approximately $328.3 million of policy loans which are reflected in the cash from investing activities. These were partially offset by premiums and fees collected of $976.0 million.

Cash from investing activities increased by $248.7 million for the first nine months of 2009. The primary driver of this increase was $226.1 million of policy loans repaid upon one large cash surrender.

See Note 8 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary sources of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $53.4 million in 2009. See Note 22 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

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

On January 6, 2009, we filed an automatic shelf registration statement with the SEC (our “prior shelf registration statement”) for the potential offering and sale of up to $750 million of debt and equity securities. Because we were a well-known seasoned issuer (“WKSI”) at the time of filing, as defined in Rule 405 under the Securities Act of 1933, the existing shelf registration statement went effective immediately upon filing. On March 5, 2009, the filing date of our Annual Report on Form 10-K, we lost our status as a WKSI as a result of not satisfying the related minimum market capitalization requirement, which means we may no longer issue debt and equity securities utilizing our prior shelf registration statement. On June 17, 2009, we filed a non-automatic shelf registration with the SEC (our “new shelf registration statement”) for the potential offering and sale of up to $650 million of debt and equity securities. The SEC has indicated that it has no further comments related to the new shelf registration statement. We will evaluate the costs and benefits of having the new shelf registration statement declared effective as part of our ongoing liquidity management.

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

Future minimum annual principal payments on indebtedness as of September 30, 2009 are: in 2032, $259.5 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including	Three Months Ended		Nine Months Ended
Amortization of Debt Issuance Costs:	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Surplus notes	$3.1	$3.1	$9.5	$9.5
Senior unsecured bonds	5.1	5.7	15.6	16.9
Equity units	—	—	—	1.4
Interest expense on indebtedness	$8.2	$8.8	$25.1	$27.8

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

Ratings

Rating agencies assign Phoenix Life financial strength ratings and assign the holding company debt ratings based in each case on their opinions of the relevant company’s ability to meet its financial obligations. Rating declines may result in lower sales, higher surrenders and increased or decreased interest costs in connection with future borrowings.

In the second half of 2008, A.M. Best Company, Inc., Moody’s Investors Service and Standard & Poor’s each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings. On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1.

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

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be changed at any time and without any notice by any rating agency.

The financial strength and debt ratings as of November 6, 2009 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative	bb+ (“Speculative”)	Negative
Moody’s	Ba1 (“Questionable”)	Negative	B1 (“Poor”)	Negative
Standard & Poor’s	BB (“Marginal”)	Negative	B- (“Weak”)	Negative

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

See our 2008 Annual Report on Form 10-K for additional information as to liquidity and capital resources related to our Life Companies.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Sept 30,	Dec 31,	percentage change
	2009	2008	2009 vs. 2008
ASSETS
Available-for-sale debt securities, at fair value	$10,545.5	$9,831.0	$714.5	7%
Available-for-sale equity securities, at fair value	22.0	25.2	(3.2)	(13%)
Venture capital partnerships, at equity in net assets	186.5	200.8	(14.3)	(7%)
Policy loans, at unpaid principal balances	2,422.0	2,535.7	(113.7)	(4%)
Other investments	556.2	616.9	(60.7)	(10%)
Fair value option investments	67.4	84.1	(16.7)	(20%)
	13,799.6	13,293.7	505.9	4%
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0	(148.0)	(100%)
Total investments	13,799.6	13,441.7	357.9	3%
Cash and cash equivalents	127.0	381.1	(254.1)	(67%)
Accrued investment income	205.4	203.4	2.0	1%
Receivables	360.2	368.0	(7.8)	(2%)
Deferred policy acquisition costs	2,095.8	2,731.4	(635.6)	(23%)
Deferred income taxes	195.6	456.7	(261.1)	(57%)
Goodwill	3.1	30.1	(27.0)	(90%)
Other assets	195.2	226.2	(31.0)	(14%)
Separate account assets	8,429.9	7,930.2	499.7	6%
Total assets	$25,411.8	$25,768.8	$(357.0)	(1%)

LIABILITIES
Policy liabilities and accruals	$13,409.6	$14,008.8	$(599.2)	(4%)
Policyholder deposit funds	1,379.5	1,616.6	(237.1)	(15%)
Indebtedness	433.6	458.0	(24.4)	(5%)
Other liabilities	574.3	645.0	(70.7)	(11%)
Non-recourse collateralized debt obligations	—	245.2	(245.2)	(100%)
Separate account liabilities	8,429.9	7,930.2	499.7	6%
Total liabilities	24,226.9	24,903.8	(676.9)	(3%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,628.5	2,627.7	0.8	0%
Accumulated deficit	(1,040.3)	(839.5)	(200.8)	24%
Accumulated other comprehensive loss	(223.8)	(743.7)	519.9	(70%)
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,184.9	865.0	319.9	37%
Total liabilities and stockholders’ equity	$25,411.8	$25,768.8	$(357.0)	(1%)

September 30, 2009 compared to December 31, 2008

Assets

•

Available-for-sale debt securities increased primarily due to unrealized gains on debt securities from spread tightening across all sectors in the first nine months of 2009.

•

Available-for-sale debt and equity securities pledged as collateral decreased to zero from the deconsolidation of the remaining two CDOs in the first quarter of 2009 (See Note 10) with a corresponding decrease to zero in non-recourse collateralized debt obligations.

•

Cash and cash equivalents decreased primarily as a result of higher policy benefits and a continued shift from cash equivalents to investments in highly liquid securities that are classified as available-for-sale debt securities.

•

Deferred policy acquisition costs decreased by $635.6 million primarily due to lower unrealized losses on debt securities.

•

The deferred income tax asset decreased due to the net increase in the valuation allowance recorded in the first nine months of 2009 and the effect of significant net unrealized appreciation in available-for-sale securities.

Liabilities and Stockholders’ Equity

•

Non-recourse collateralized debt obligations decreased to zero from the deconsolidation of the remaining two CDOs in the first quarter of 2009 (See Note 10) with a corresponding decrease to zero in available-for-sale debt and equity securities pledged as collateral.

•

The accumulated deficit increased due to continued net losses for the Company in the first nine months of 2009.

•

The accumulated other comprehensive loss decreased primarily as a result of unrealized gains on available-for-sale debt securities and the favorable impact of the deconsolidation of two CDOs in the first quarter of 2009.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Sept 30,	Dec 31,	percentage change
($ in millions)	2009	2008	2009 vs. 2008

Variable universal life	$319.1	$336.9	$(17.8)	(5%)
Universal life	968.3	1,215.3	(247.0)	(20%)
Variable annuities	259.2	321.3	(62.1)	(19%)
Fixed annuities	7.1	10.4	(3.3)	(32%)
Traditional life	542.1	847.5	(305.4)	(36%)
Total deferred policy acquisition costs	$2,095.8	$2,731.4	$(635.6)	(23%)

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2009, the Company had unfunded commitments of $291.0 million under such investments.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 10 to our consolidated financial statements in this Form 10-Q for information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the recent downgrade of Scottish Re in February 2009, we are continuing to closely monitor its financial situation and will periodically assess the recoverability of the reinsurance recoverable during the remainder of 2009. As of September 30, 2009, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) decreased from $853.7 million at December 31, 2008 to $600.5 million at September 30, 2009. The principal factors resulting in this decrease were losses from operations of $13.3 million, net realized losses of $105.5 million, unrealized investment losses of $99.9 million and changes in deferred taxes and non-admitted assets of $25.5 million. Statutory results are preliminary until filed with the regulatory authorities.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2009, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2008 Annual Report on Form 10-K.

Phoenix Life made a contribution of $1.9 million to the pension plan during the second quarter of 2009 and $1.6 million during the third quarter of 2009. Over the next 12 months, Phoenix Life expects to make contributions of approximately $52.0 million, of which approximately $44.0 million will be funded in the first quarter of 2010.

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

See our 2008 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at September 30, 2009 in comparison to December 31, 2008.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at September 30, 2009 in comparison to December 31, 2008.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2008 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. We intend to continue to perform these additional analyses and other procedures until both full remediation and testing of the remediation of the material weakness are complete. As a result of our consideration of the events and circumstances giving rise to the material weakness and these additional analyses and procedures, we concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

In response, the Company has substantially completed a remediation plan as described below. However, because these remedial actions have not yet been tested, we were not able to conclude that this material weakness has been remediated. As a result, management concluded that our internal control over financial reporting was not effective as of September 30, 2009.

Remediation Plan

We have engaged external resources to provide expertise for income tax accounting. These resources will complete control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in the third quarter of 2009, we have completed the engagement of external resources to provide dedicated expertise to ensure proper accounting for income taxes.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” below and Note 18 to our consolidated financial statements in this Form 10-Q for additional information.

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

Over the past 18 months, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments over the past 18 months. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes, and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. While the unrealized loss position of our investment portfolio has had significant improvement in 2009, the valuations on our investments are still under stress, with an unrealized loss position of $403.6 million before offsets, at September 30, 2009. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected and could experience further realized and/or unrealized losses if the delinquency rates of the underlying mortgage loans increase.

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

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, were adversely affected in the first half of this year and produced a net loss of $55.3 million before offsets. While there has been significant improvement in the third quarter of 2009 which resulted in a net gain of $4.4 million before offsets for these asset classes, there may be similar adverse effects in the future. In addition, alternative assets generate returns that are more volatile than other asset classes. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

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

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At December 31, 2008, we carried a valuation allowance of $287.9 million on $744.6 million of deferred tax assets. In the first nine months of 2009, we decreased the valuation allowance by $51.5 million to a balance of $236.4 million on deferred tax assets of $432.0 million at September 30, 2009.

•

The funding requirements of our pension plan have increased. The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. The value of the assets supporting the pension plan decreased by $143.4 million in 2008, thereby increasing the requirement for future funding. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding. We made contributions of $3.5 million to the pension plan during the first nine months of 2009. Over the next 12 months, Phoenix Life expects to make contributions of approximately $52.0 million, of which approximately $44.0 million will be funded in the first quarter of 2010.

Economic and market conditions have materially and adversely affected us. While there are some signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to take hold or whether the financial markets will once again deteriorate. The lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings.

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

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was State Farm. Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 27% of our total life insurance premiums. In 2008, State Farm accounted for approximately 68% and National Life Group accounted for approximately 14% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $260 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. In March 2009, State Farm suspended the sale of our products pending a re-evaluation of the relationship between the companies and National Life Group suspended the sale of our products. This has materially adversely affected our revenues.

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

While we restructured our agreement with State Farm in July 2009, to amend the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, the restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 in-force Phoenix policies and contracts sold through State Farm agents.

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In the last few years we have been involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. For example, in the three months ended June 30, 2009, we received and evaluated additional claims information that became available from certain ceding companies. We also resolved a dispute with a ceding company that had been the subject of arbitration. Based on management’s best estimate, we increased reserves and recorded a pre-tax charge of $25.0 million in discontinued operations. Our total net reserves are $19.3 million as of September 30, 2009.

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

On December 31, 2008, we spun off our former asset management business through a dividend of the stock of Virtus Investment Partners, Inc. (“Virtus”) to our stockholders. The spin-off and related transactions pose certain risks. Additionally, our asset management business provides certain benefits, the absence of which could have an adverse impact on our results of operations and financial position. Risks associated with our decision to spin off the asset management business into an independent publicly-traded company include, but are not limited to, the following:

•

We expect to take additional actions to reduce expenses in addition to those taken year-to-date that were formerly allocated to the asset management business. Our failure to effectively and expeditiously achieve these savings could increase our expense levels and thereby depress our profitability.

•

We are a smaller, less diversified company than prior to the spin-off. We now have fewer sources of liquidity in our holding company, and our primary source of liquidity is dividends from our regulated life insurance subsidiary. These dividends are subject to the earnings of our subsidiary and are restricted by the applicable laws of New York State. Constraints on the dividend capacity of our subsidiary could adversely affect our ability to meet holding company obligations.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and September 30, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008 and September 30, 2009. The material weakness is described in Part I, Item 4 entitled “Controls and Procedures” of this Quarterly Report on Form 10-Q. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

During the three months ended September 30, 2009, we issued 133,740 restricted stock units (“RSUs”) to 14 of our independent directors, without registration under the Securities Exchange Act of 1934 in reliance on exemptions from registration set forth in Section 4(2) under the Securities Act of 1933 and Regulation D promulgated thereunder. Each RSU is potentially convertible into one share of our common stock.

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

10.7	The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.8	First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan*

10.9	The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.10	The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009*

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

10.15

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

10.23	The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.24	The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.25	The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

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

10.29	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.30	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.31	Discussion of compensation of David R. Pellerin (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.32

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.33

Form of Restricted Stock Units Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.34

Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.35	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.36

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.37

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.38

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.39

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

THE PHOENIX COMPANIES, INC.

Date: November 6, 2009	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer