Form 10-K
period 2009-12-31
PHOENIX COMPANIES INC/DE
filed 2010-03-02
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

As of June 30, 2009, the aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $0.2 billion based on the last reported sale price of $1.67 per share of the common stock on the New York Stock Exchange on that date. On February 26, 2010 the registrant had 115.9 million shares of common stock outstanding; it had no non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.

Business

Description of Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our historical expertise is in the high-net-worth and affluent market; more recently, we also have begun to focus on the needs of the broader middle market. Most of our life insurance in force is permanent life insurance (whole life, universal life and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate, fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

We have $56.1 billion of net life insurance in force and $3.9 billion of annuity assets under management.

We believe our competitive strengths include:

•

competitive and innovative products;

•

underwriting and mortality risk management expertise;

•

ability to develop business partnerships; and

•

value-added support provided to distributors by our wholesalers and operating personnel.

In 2009, we initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing strengths and includes our newly formed distribution subsidiary, Saybrus Partners, Inc., repositioning some of our core life and annuity products for the middle market and establishing new relationships with distributors within that market, and identifying market opportunities for our alternative retirement solutions products.

Underlying this plan is a strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Sustainable growth.

Our principal operating subsidiaries are Phoenix Life Insurance Company and PHL Variable Insurance Company.

On January 4, 2010, we signed a definitive agreement to sell PFG Holdings, Inc. and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP. We expect the transaction to close in the second quarter of 2010. However, we cannot assure that the transaction will close or that the closing will occur at the currently anticipated time.

Products

Life Products

Our life insurance products include universal life, variable universal life and other insurance products. We offer single life, first-to-die and second-to-die products. Under first-to-die policies, multiple lives (between two and five) may be insured with the policy proceeds paid after the death of the first of the insured lives. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

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

Variable Universal Life: Like universal life products, variable universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances, may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Annuity Products

We offer a wide range of annuity products including fixed, variable and other types of annuities in both deferred and immediate varieties. Deferred annuities accumulate for a number of years before periodic payments begin and enable the contract owner to save for retirement and provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income within the first year.

Fixed Annuities: Fixed annuities provide a guaranteed rate of return over a specified period of time. Contract owners do not bear any investment risk in a fixed annuity. We offer deferred fixed indexed annuities, a deferred fixed annuity and an immediate fixed annuity. Our major source of revenue from fixed annuities is the excess of the investment income we earn over interest and index credits, if any.

Our single-premium deferred modified guaranteed fixed indexed annuities offer a fixed account and various indexed accounts. The fixed account earns interest at a specified rate of return determined by us, subject to certain minimums. The indexed accounts provide index credits based on various crediting methodologies and are linked to a number of domestic and international stock and bond indices. Indexed annuity contract owners may also elect a guaranteed minimum withdrawal benefit (“GMWB”), which provides a guaranteed income stream for the lifetime of the contract owner(s).

Our single-premium deferred modified guaranteed fixed annuity meets the needs of clients who want a guaranteed rate of return over a specified period. The fixed annuity offers a variety of interest rate guarantee periods. The contract owner receives a guaranteed rate of return over the initial interest rate guarantee period and has the option to elect a new guarantee period at the end of the initial term, at then current rates.

Our single premium immediate fixed annuity provides a guaranteed income stream for a specified period of time and/or over the lifetime of the annuitant(s).

Variable Annuities: Deferred variable annuities allow contract owners to direct deposits into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Life Companies) or into the general accounts of the Life Companies. Deposits allocated to the general account earn interest at a specified rate of return determined by us, subject to certain minimums. In the separate investment accounts, the contract owner bears the risk of investment results. We credit to the separate investment accounts a return net of fees and charges.

We collect fees for the management of these various investment accounts and assess charges against these accounts for the administrative services we provide. Our major sources of revenue from variable annuities are mortality and expense fees charged to the contract owner, generally determined as a percentage of the market value of any underlying separate account balances and a portion of the fees we collect for the management of the various investment accounts.

Our variable annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive the full amount of any premiums paid if the annuitant dies. Certain contracts have enhanced GMDBs in exchange for an additional fee.

Variable annuity contract owners may also elect certain living benefit guarantees, including guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”).

Other Annuities: We also offer a single-premium deferred equity indexed annuity and a single premium immediate fixed and variable annuity.

The equity indexed annuity is registered with the Securities and Exchange Commission (“SEC”) and features a choice of three indexed accounts and a fixed account. The fixed account earns interest at a specified rate of return determined by us, subject to certain minimums. The indexed accounts provide index credits based on various crediting methodologies and are linked to the performance of the S&P 500 Index.

The single premium immediate fixed and variable annuity provides an income stream for a specified period of time and/or over the lifetime of the annuitant(s). The contract owner can allocate the single premium to the fixed income allocation or to a variety of separate investment accounts. The fixed income allocation provides a guaranteed income stream. The separate investment accounts provide an income stream that fluctuates with the investment performance of the separate investment accounts.

Other Products and Services

We established the Alternative Retirement Solutions unit in 2007 to develop innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers. In 2008, we were the first company to launch a hybrid insurance/investment product, which adds a lifetime income guarantee to an investor’s managed account assets.

Through Goodwin Capital Advisers, Inc. (“Goodwin”), we manage fixed income investments for third parties, including mutual funds, pension plans and endowments. We subadvise certain mutual funds for our former affiliate, Virtus Investment Partners, Inc. (“Virtus”).

Underwriting and Mortality Risk Management

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges.

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we manage the risks associated with our life insurance products through reinsurance. Our reinsurance program is designed to limit potential losses, reduce exposure to larger risks and provide capital relief. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, this does not relieve us of our primary liability to our policyholders. The failure of any reinsurer to meet its obligations could result in losses to the Company. Since we bear the risk of nonpayment, we carefully consider the initial selection and actively monitor the financial condition and ratings of our reinsurers throughout the term of the contract.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Our current retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. We also assume reinsurance from other insurers. Typically our reinsurance contracts allow us to recapture ceded policies after a specified period. This right is valuable in the event our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2009. Also included is the A.M. Best rating of each reinsurer as of February 26, 2010.

Principal Life Reinsurers:	As of December 31, 2009
	Reinsurance	Reinsurer’s
	Recoverable	A.M. Best
	Balances	Rating
	($ in millions)
RGA Reinsurance Company	$184.9	A +
Swiss Reinsurance Group(1)	$141.8	A
AEGON USA(2)	$120.6	A
Munich American Reassurance Co	$56.6	A +
Scottish Re US Inc	$56.2	E

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America Inc and Reassure America Life Insurance Co.

(2)

Transamerica Financial Life and Transamerica Life Insurance are both subsidiaries of AEGON.

See Note 5 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding reinsurance.

Distribution and Support Services

In light of downgrades to our financial strength ratings in 2008 and 2009, sales through our traditional distribution sources declined in 2009 and prompted us to refocus our distribution strategy on independent marketing organizations and independent producers.

Suspension of Traditional Key Distribution Relationships: In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. On July 30, 2009, we restructured our agreement with State Farm, amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 in force Phoenix policies and contracts sold through State Farm agents. Also in 2009, various other distributors suspended the sale of Phoenix products. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Recent Developments” for a discussion of the suspension of our distribution relationships.

In 2008, we experienced strong growth through Brokerage General Agencies (“BGAs”), which offer specialty products and services to agents and advisors. The services they provide include product and case design, underwriting negotiation and delivery, commission payment and service. We sold a significant amount of universal life insurance through these distributors. With declines in our ratings, sales through BGAs substantially declined in 2009.

Establishment of Saybrus Partners, Inc. In response to the loss of our traditional distribution relationships, we established a new distribution company, Saybrus Partners, Inc. (“Saybrus”), in the fourth quarter of 2009. In addition to selling Phoenix products through selected agencies and independent marketing organizations (“IMOs”), Saybrus provides consulting services to distribution organizations in support of life and annuity policies written by companies other than Phoenix, through relationships with brokers such as Edward D. Jones & Co., L.P.

The service and support we provide distributors includes:

•

customized advice on estate planning, charitable giving planning and retirement planning, provided by a staff of professionals with specialized expertise in the advanced application of life insurance. Our experienced attorneys combine their advice with tailored presentations, educational materials and specimen legal documents;

•

market research and education programs designed to help advisors better understand which financial products the affluent and high-net-worth market demands. We assist advisors in marketing to specific customer segments such as senior corporate executives, business owners and high-net-worth households; and

•

nationwide teams of life and annuity product specialists who provide education and sales support to distributors and who can act as part of the advisory team for case design and technical support.

Competition

We believe our competitive strengths include innovative products and product features, underwriting and mortality risk management expertise, partnering capabilities and value-added support provided to our distributors. Our ability to compete is based on these as well as other factors, including investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. Because the changes to our financial strength ratings over the past year have made it difficult to compete in the markets we have pursued in the past, we are entering markets and channels historically served by companies not in the highest rating categories.

While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms. In general, larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively.

General Development of Business

PNX was incorporated in Delaware in 2000. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this Annual Report on Form 10-K and is not incorporated into this report by reference.)

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

On February 7, 2008, we announced that our Board of Directors had decided to pursue the spin-off of our asset management subsidiary, Virtus, excluding the assets and business of Goodwin, in order to enhance stockholder value. On December 12, 2008, our Board of Directors formally approved the spin-off and declared a dividend payable to each holder of record at the close of business on December 22, 2008, of one share of Virtus common stock for every 20 shares of our common stock held by such holder. We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

On January 4, 2010, we signed a definitive agreement to sell PFG Holdings, Inc. and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP. We expect the transaction to close in the second quarter of 2010. However, we cannot assure that the transaction will close or that the closing will occur at the currently anticipated time. The agreement includes a transition services agreement.

The following chart illustrates our corporate structure as of December 31, 2009.

	The Phoenix Companies, Inc.

100%	100%	100%	Various %s

Phoenix Life Insurance Company	Goodwin Capital Advisers	Saybrus Partners, Inc.	Other Domestic and Foreign Subsidiaries

100%

PM Holdings, Inc.

Various %s

Other Domestic and Foreign Subsidiaries

At December 31, 2009, we employed approximately 725 people.

Executive Officers of the Registrant

See Part III, Item 10 herein.

Available Information

We make available free of charge on or through our Internet web site (http://www.phoenixwm.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.

Risk Factors

In addition to the normal risks of business, we are subject to other risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity. Such risks could cause the Company’s actual results to differ materially from those referred to or implied in any forward looking statements.

Our business, financial condition, and results of operations have been, and are expected to continue to be, materially and adversely affected by unfavorable general economic developments, as well as by specific related factors such as the performance of the debt and equity markets and changes in interest rates.

Since the middle of 2008, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home and commercial real estate prices, rising mortgage defaults and increasing foreclosures, resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the likely continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests, were adversely affected in the first half of 2009 and produced a net loss of $55.3 million before offsets. While there was a significant improvement in the second half of 2009 which resulted in a net gain of $15.6 million before offsets for these asset classes, there may be adverse effects in the future. In addition, alternative assets generate returns that are more volatile than other asset classes. These assets are also relatively illiquid and may be harder to value or sell in adverse market conditions.

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At December 31, 2009, we carried a valuation allowance of $253.2 million on $419.4 million of deferred tax assets.

•

The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. After a significant decline in 2008, the value of the assets supporting the pension plan increased by $29.2 million in 2009. We made contributions of $3.6 million to the pension plans during 2009. During 2010, Phoenix expects to make contributions of approximately $29 million to these plans, of which approximately $17 million will be funded in the first quarter of 2010. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

•

The value of our investment portfolio had an unrealized loss position before offsets of $325 million, at December 31, 2009. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

•

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

Interest rate fluctuations could adversely affect our business and results of operations.

Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our results of operations.

Continuing adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Continued adverse capital and credit market conditions may limit our access to liquidity and affect the availability and cost of borrowed funds. We need liquidity to meet policyholder obligations and to pay operating expenses and interest on our debt, as well as any shareholder dividends declared by our Board of Directors. Our principal source of liquidity is cash flow generated by operations and investment activities. Without sufficient liquidity, we could be forced to curtail certain of our operations, which would adversely impact our results of operations. Additional actions could include, but are not limited to:

•

Access to external sources of capital, including the debt or equity markets;

•

Limiting or curtailing sales of certain products and/or restructuring existing products;

•

Undertaking asset sales; and

•

Seeking temporary or permanent changes to regulatory rules.

Certain of these actions could require regulatory approval.

The principal internal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, to the extent they consist of cash or assets that are readily convertible into cash. Under normal circumstances, we maintain access to external sources of liquidity, including the potential issuance of debt and equity securities.

The availability of external sources of liquidity depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. The current uncertainty or volatility in the financial markets and the deterioration of our credit ratings has reduced our ability to obtain new financing in support of our business on favorable terms, and eliminated altogether our ability to access certain markets.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

The unprecedented current market conditions have made it difficult to value certain illiquid securities in our investment portfolio because trading has become less frequent and/or market data less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations and financial condition.

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Given current market conditions and liquidity concerns, management’s determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. Hedging losses were $4.2 million in 2009 and $38.1 million in 2008. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that did not qualify for hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a disproportionate rate. This reduces the statutory surplus used in calculating our RBC ratios. We have recently taken capital management actions to bolster our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements.

We may be unsuccessful in our efforts to implement a new business plan.

In light of downgrades to our financial strength ratings and the loss or impairment of our relationships with several key distribution partners, we have initiated a new business plan that leverages existing product manufacturing strengths and partnering capabilities to shift the focus of new business development to areas that are less capital intensive, appeal to an expanded range of distributors including those with middle market clients, and not dependent on particular distribution partners. This plan shifts the focus of new business development to distributing other companies’ products through our newly formed distribution company, selling core products through new distribution channels including independent marketing organizations and expanding alternative retirement product solutions. This new business plan may not succeed and may adversely affect our results of operations and our ability to retain existing customers or attract new customers.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Downgrades of debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

Rating agencies assign Phoenix Life and its subsidiaries financial strength ratings, and assign us debt ratings, based in each case on their opinions of the Company’s or Phoenix Life’s ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades have adversely affected our reputation and, hence, our ability to distribute our products through unaffiliated third parties. These downgrades in ratings have materially and adversely affected new sales of our products and the persistency of existing customers, as well as our ability to borrow. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Any rating downgrades may also result in a lack of access to or increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth and may require us to reduce our operations.

We have recently been downgraded and continue to have a negative outlook.

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings.

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings.

•

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and lowered our senior debt rating from B- to CCC+. They maintained their negative outlook on all ratings.

On May 4, 2009, we informed Fitch Ratings Ltd. that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

In light of the difficulties experienced recently by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response. Accordingly, further downgrades may occur in the future at any time and without notice by any rating agency.

Our results may be negatively impacted if investment returns, mortality rates, persistency rates, funding levels, expenses or other factors differ significantly from our assumptions used in pricing products.

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

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability of premium financing suggest that the reasons for purchasing our products are changing. At the same time, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Deviations in actual experience from our pricing assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We are implementing an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment and any other permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2009, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2009 we had an unlocking of deferred policy acquisition costs of $18.0 million. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

Losses due to defaults by others, including issuers of fixed income securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) could adversely affect our business, financial condition and results of operations.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our business, financial condition and results of operations. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2009, 64.5% of the total face amount of our written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. Recent adverse economic and market conditions may exacerbate the inability or unwillingness of our reinsurers to meet their obligations. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. Recent adverse economic and market conditions may decrease the availability and increase the cost of reinsurance. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as securities analysts, portfolio managers, sales personnel, underwriters, technology professionals and actuaries can be intense. In general, our employees are not subject to employment contracts or non-compete agreements.

In 2009, to reduce and control our expenditures, we implemented a series of actions, including the freezing of senior management salaries and our qualified and non-qualified pension plans, that could impact our relationship with our senior management and our ability to retain or attract senior executives, key employees or professionals we need to operate our business successfully. These actions and further actions that may be implemented could have a negative impact on us.

Our business operations and results could be adversely affected by inadequate performance of third-party relationships.

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

We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and adversely affect our results of operations.

We face strong competition in our businesses from insurance companies and other financial services firms. This competition could impair our ability to retain existing customers, attract new customers and maintain our results of operations.

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

In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our results of operations and financial condition could be materially and adversely affected.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and pay future dividends.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. When economic or market conditions deteriorate, as they have recently, the ability of our subsidiaries to pay dividends or to advance or repay funds may be impaired. This is especially true of our insurance company subsidiaries. Payments of dividends and advances or repayment of funds to us by our insurance company subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. For example, the ability of Phoenix Life to pay dividends to the Company without special regulatory approval declined from $53.4 million for 2009 to $29.2 million for 2010, based on unaudited preliminary results. Changes to these laws, or the application or implementation of those laws by any of the regulatory agencies, especially those of New York State, the domiciliary state of Phoenix Life, could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

We might need to fund deficiencies in our closed block, which would adversely impact results of operations and could also result in a reduction in investments in our on-going business.

We have allocated assets to our closed block to produce cash flows that, together with additional revenues from the closed block policies, are reasonably expected to support our obligations relating to these policies. Our allocation of assets to the closed block was based on actuarial assumptions about the performance of policies in the closed block and the continuation of the non-guaranteed policyholder dividend scales in effect for 2000, as well as assumptions about the investment earnings the closed block assets will generate over time. Since actual performance is likely to be different from these assumptions, it is possible that the cash flows generated by the closed block assets and the anticipated revenues from the policies included in the closed block will prove insufficient to provide for the benefits guaranteed under these policies even if the non-guaranteed policyholder dividend scale were to be reduced. If this were to occur, we would have to fund the resulting shortfall from assets outside of the closed block, which could adversely affect our results of operations and reduce our ability to invest in other on-going businesses.

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

We also benefit from certain tax benefits, including but not limited to, deductibility of performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our consolidated results of operations could be adversely impacted.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. These laws and regulations are administered and enforced by a number of different governmental authorities including foreign regulators, state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general. In light of recent events involving certain financial institutions and the current financial crisis, it is likely that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

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

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

Regulatory actions could result in financial losses or harm to our businesses.

Various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. We have had inquiries relating to market timing and distribution practices in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While the regulatory authorities have not taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, it is possible that the U.S. government will heighten its oversight of the financial services industry in general or of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

It is not feasible to predict or determine the ultimate outcome of all regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Legal actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

We are, and in the future may be, subject to legal actions in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects or result in regulatory or legislative responses.

Our litigation matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on the Company’s financial position.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total net reserves were $60.7 million as of December 31, 2009.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves as the level of business diminishes. In addition, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. For these reasons, we cannot know today what our actual claims experience will be. In addition, we are involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. See Note 23 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

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

It is possible that these and other future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 2 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data—Adoption of New Accounting Standards” in this Annual Report on Form 10-K for more information.

Our internal control over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

We believe that we have adequately addressed the previously disclosed deficiencies, but there can be no assurance that we have discovered all of the deficiencies that may exist now and in the future. If our internal control over financial reporting and disclosure controls and procedures have not been sufficiently improved and we were to determine that such weaknesses continue to exist, our investors could lose confidence in the accuracy and completeness of our financial statements and our reports that we file with the SEC, which in turn could cause our stock price to decline.

We are exposed to the risks of natural and man-made disasters, which may adversely affect our operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions and pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations or financial condition. For example, a natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe natural disaster or pandemic could result in a substantial increase in mortality experience and have a significant negative impact on our capital and surplus. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of our business within such area and the general economic climate, which in turn could have an adverse affect on us. The possible macroeconomic effects of a pandemic could also adversely affect our investment portfolio. While widespread outbreaks of communicable diseases, such as the outbreak of swine flu experienced world-wide in April 2009, have not adversely affected us thus far, a worsening of this outbreak, or the occurrence of another outbreak of a different communicable disease, may adversely affect our operations or financial condition in the future.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

The Company is aware of the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires. To the extent that climate change impacts mortality rates or consumer behavior and those changes do not match the long-term mortality assumptions in our product pricing, our financial condition, profitability or cash flows could be impacted.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. We also lease space in two garages in Hartford, Connecticut for employee parking. Property is also leased for our home offices in East Greenbush, New York and for our field operations elsewhere in the U.S.

Item 3.

Legal Proceedings

See Note 23 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.

[Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “PNX”. As of February 26, 2010, there were 215,694 registered holders of our common stock.

Unregistered Shares

We issued the following shares of common stock to eligible policyholders of Phoenix Life, effective as of June 25, 2001, in connection with Phoenix Life’s demutualization on that date: 56,174,373 shares in 2001 and 5,502 shares in the eight years ended December 31, 2009. We issued these shares in exchange for their membership interests without registration in reliance on an applicable exemption from registration under the Securities Act of 1933.

Throughout 2009, we issued an aggregate of 548,755 restricted stock units (“RSUs”) to our 14 independent directors (reduced to 10 effective November 6, 2009) in lieu of current compensation as elected by the directors, without registration in reliance on an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 as amended. Each of the RSUs is potentially convertible into one share of our common stock.

Stock Price

The following table presents the intraday high and low per share prices for our common stock on the New York Stock Exchange for each fiscal quarter during the years 2009 and 2008. The closing price of our common stock was $2.78 per share at December 31, 2009.

	2009		2008
	High	Low	High	Low

First Quarter	$3.57	$0.20	$12.58	$9.56
Second Quarter	$2.90	$1.20	$13.88	$7.59
Third Quarter	$3.59	$1.20	$13.98	$7.37
Fourth Quarter	$4.60	$2.45	$10.41	$1.07

Dividends

In 2008, we paid a cash dividend of $0.16 per share to shareholders of record on June 13, 2008. For a discussion of our dividends policy, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K under the heading “Liquidity and Capital Resources.”

On December 31, 2008, we completed the spin-off of Virtus Investment Partners, Inc., our asset management subsidiary, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders. The dividend was payable to each holder of record at the close of business on December 22, 2008 in the amount of one share of Virtus common stock for every 20 shares of our common stock held by such holder. No fractional shares were issued. Those stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu of the fractional shares.

Stock performance

The following graph compares the cumulative total return on PNX Common Stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Life and Health Insurance Index and a peer group index selected by us (the “Peer Group Index”) for the period December 31, 2004 through December 31, 2009.

In 2008, the Company exited the asset management business with its spin-off of Virtus Investment Partners, Inc. The most appropriate comparative index is now the Standard & Poor’s 500 Life and Health Insurance Index. The peer group index we have historically used has been included for comparative purposes.

The Peer Group Index members are: Franklin Resources, Inc., Janus Capital Group, Inc. (formerly Stilwell Financial Inc.), Lincoln National Corporation, MetLife, Inc., Principal Financial Group, Inc., Prudential Financial, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. The Peer Group Index is capitalization-weighted.

The indices assume that $100 was invested on December 31, 2004, with dividends being reinvested.

Cumulative Total Return

December 31, 2004 through December 31, 2009

$160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
PNX
S&P 500
Peer Group Index
S&P 500 Life & Health Insurance Index

Item 6.

Selected Financial Data

Our selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2009 follows. We derived the balance sheet data for the years ended December 31, 2009 and 2008 and the income statement data for the years ended December 31, 2009, 2008 and 2007 from our consolidated financial statements in this Annual Report on Form 10-K. We derived the balance sheet data for the years ended December 31, 2007, 2006 and 2005 and the income statement data for the years ended December 31, 2006 and 2005 from audited consolidated financial statements not in this Annual Report on Form 10-K. We have reclassified certain amounts for prior years to conform with our fiscal year 2009 presentation.

We prepared the following financial data, other than statutory data, in conformity with GAAP. We derived the statutory data from the Annual Statements of our Life Companies filed with state insurance regulatory authorities and prepared it in accordance with statutory accounting practices prescribed or permitted by state insurance regulators, which vary in certain material respects from GAAP.

The following should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in this Annual Report on Form 10-K.

Selected Financial Data:	Years Ended December 31,
($ in millions, except per share data)	2009	2008	2007	2006	2005
Income Statement Data(1)
Premiums	$684.2	$765.9	$798.3	$839.7	$928.7
Fee income	648.1	601.3	499.4	399.5	327.8
Net investment income	787.2	913.1	1,057.4	1,046.8	1,099.0
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(201.5)	(245.0)	(51.9)	(8.9)	(35.3)
Portion of OTTI losses recognized in other comprehensive income	93.1	—	—	—	—
Net OTTI losses recognized in earnings	(108.4)	(245.0)	(51.9)	(8.9)	(35.3)
Net realized investment gains (losses), excluding OTTI losses	6.2	(50.8)	45.9	84.1	69.9
Net realized investment gains (losses)	(102.2)	(295.8)	(6.0)	75.2	34.6
Total revenues	$2,017.3	$1,984.5	$2,349.1	$2,361.2	$2,390.1
Total benefits and expenses	$2,103.9	$2,279.2	$2,215.0	$2,197.8	$2,236.7

Income (loss) from continuing operations	$(195.7)	$(176.5)	$113.7	$112.6	$108.8
Income (loss) from discontinued operations, net of income taxes	(123.3)	(549.5)	3.9	(17.3)	(0.4)
Net income (loss)	$(319.0)	$(726.0)	$117.6	$95.3	$108.4

Basic Earnings Per Share(1)
Income (loss) from continuing operations	$(1.68)	$(1.54)	$1.00	$1.02	$1.15
Net income (loss)	$(2.74)	$(6.35)	$1.03	$0.86	$1.14
Diluted Earnings Per Share(1)
Income (loss) from continuing operations	$(1.68)	$(1.54)	$0.98	$0.99	$1.06
Net income (loss)	$(2.74)	$(6.35)	$1.01	$0.84	$1.06

Dividends per share	$—	$0.16	$0.16	$0.16	$0.16

Ratio of Earnings to Fixed Charges and Preferred Dividends
Ratio of earnings to combined fixed charges and preferred dividends(2)	0.5	—	1.7	1.8	1.8
Ratio of earnings to combined fixed charges and preferred dividends excluding interest credited on policyholder contract balances(3)(4)	—	—	4.1	4.4	4.8

Balance Sheet Data
Cash and general account investments	$13,750.4	$13,607.9	$15,719.5	$16,079.0	$16,667.0
Total assets	$24,582.3	$25,808.6	$30,500.8	$29,128.1	$27,851.9
Indebtedness	$428.0	$458.0	$627.7	$628.2	$659.9
Total liabilities	$23,451.2	$24,943.5	$28,221.8	$26,896.6	$25,844.8
Total stockholders’ equity	$1,131.1	$865.1	$2,279.0	$2,231.5	$2,007.1

Combined Statutory Data
Premiums, deposits and fees	$1,368.9	$2,395.9	$2,566.2	$2,866.0	$2,646.2
Net income (loss)	$(112.2)	$(267.4)	$(25.2)	$138.6	$88.3
Capital and surplus(5)	$517.2	$758.9	$848.1	$932.5	$885.5
Asset valuation reserve (“AVR”)(6)	59.7	94.8	207.6	202.3	216.5
Capital, surplus and AVR	$576.9	$853.7	$1,055.7	$1,134.8	$1,102.0

———————

(1)

Impacts from the reclassification of PFG to discontinued operations have been reflected for all years.

(2)

Due to losses during 2009, the ratio of earnings to fixed charges for that year was less than 1:1. We would need $81.6 million in additional earnings for the year 2009 to achieve a 1:1 coverage ratio.

(3)

This ratio is disclosed for the convenience of investors and may be more comparable to the ratio disclosed by other issuers of fixed income securities. See Exhibit 12 to this Annual Report on Form 10-K for a reconciliation of the supplemental ratio of earnings to fixed charges.

(4)

Due to our losses during 2009, the ratio coverages, excluding interest credited on policyholder contract balances, were less than 1:1. We would need $81.6 million in additional earnings for the year 2009 to achieve a 1:1 coverage ratio.

(5)

In accordance with accounting practices prescribed by the New York State Insurance Department, Phoenix Life’s capital and surplus includes $174.1 million, $174.1 million, $156.5 million, $156.5 million and $186.7 million of surplus notes outstanding at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(6)

The AVR is a statutory reserve intended to mitigate changes to the balance sheet as a result of fluctuations in asset values.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of continuing adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vii) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (viii) the possibility that we not be successful in our efforts to implement a new business plan; (ix) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (xiii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiv) our ability to attract and retain key personnel in a competitive environment; (xv) our dependence on third parties to maintain critical business and administrative functions; (xvi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvii) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xviii) the potential need to fund deficiencies in our closed block; (xix) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xx) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xxi) legislative or regulatory developments; (xxii) regulatory or legal actions; (xxiii) potential future material losses from our discontinued reinsurance business; (xxiv) changes in accounting standards; (xxv) the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence and our stock price;(xxvi) the risks related to a man-made or natural disaster; (xxvii) risks related to changing climate conditions; and (xxviii) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our consolidated financial condition at December 31, 2009 and 2008; our consolidated results of operations for the years 2009, 2008 and 2007; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with “Selected Financial Data” included in Item 6 and our consolidated financial statements in this Annual Report on Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our historical expertise is in the high-net-worth and affluent market. More recently, we also have begun to focus on the needs of the broader middle market. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate and fixed variable annuities with a variety of death benefit and guaranteed living benefit options.

In 2009, we initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing strengths and includes our newly formed distribution subsidiary, Saybrus Partners, Inc., repositioning some of our core life and annuity products for the middle market and establishing new relationships with distributors within that market, and identifying market opportunities for our alternative retirement solutions products.

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Sustainable growth.

Earnings Drivers

A substantial but gradually declining share of our earnings is derived from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path, subject to the maintenance of a positive policyholder dividend obligation. See Note 4 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the closed block.

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

•

Non-deferred operating expenses including expenses related to servicing the products and policyholders offered by the Company, consisting of various maintenance and overhead-type expenses, including pension and other benefit costs.

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

•

Net realized investment gains or losses on our general account investments and hedging programs.

•

Income tax expense which is a function of pretax income and significant judgments we make with respect to the reversal of certain temporary book-to-tax differences, and specifically our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

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

Recent Economic Market Conditions and Industry Trends

Since the middle of 2008, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home and commercial real estate prices, rising mortgage defaults and increasing foreclosures, resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the likely continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability of premium financing suggest that the reasons for purchasing our products are changing. At the same time, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, we are implementing an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment, any other permitted adjustments or any additional steps taken to manage our in force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas in the year ended December 31, 2009 as compared to the year ended December 31, 2008:

•

Interest margins. Investment income on assets backing surplus was a negative $2.3 million in 2009, compared to $24.6 million in 2008. The decrease of $26.9 million was driven by lower income from our alternative investments which are reported to the Company on a one quarter lag basis in accordance with partnership accounting. Universal life interest margins were relatively flat in 2009 compared to 2008 as the Company decreased credited rates to customers to reflect the decline in investment income on assets supporting these products. Variable annuity interest margins showed some modest spread compression.

•

Deferred policy acquisition cost. Deferred policy cost amortization decreased by $145.4 million to $260.6 million in 2009, compared to $406.0 million in 2008. In 2009, we had an unlocking of assumptions related to deferred policy acquisition costs resulting in an acceleration of amortization of $42.5 million, as compared to an unlocking impact to amortization of $162.1 million in 2008. In 2009, these deferred policy acquisition cost unlocking adjustments were partially offset by $24.5 million and, in 2008, included an additional $20.3 million in related unlocking adjustments affecting death benefit and other insurance benefit reserves and unearned fee revenues. We revised our estimates of future net investment income, mortality experience, cost of insurance charges, policy maintenance expenses, premium persistency and lapses and, in 2008, equity market movements resulted in a reduction in overall projected gross profits or margins, and an acceleration of the amortization of deferred policy acquisition costs.

•

Fees on our life and annuity products. Excluding the impact of the unlocking noted above, fee revenues decreased by $23.0 million to $110.9 million in 2009, compared to $133.9 million in 2008. The decrease was primarily driven by lower asset-based fees of $10.3 million on our variable annuity products driven by lower account balances reflecting the unfavorable equity markets in late 2008 and early 2009. Additionally, the decrease reflects lower policy and premium-based fees of $12.7 million on our universal life and variable universal life products reflecting lower sales and policies in force.

•

Mortality margins. Prior to the impact of the unlocking noted above, mortality margins in universal life decreased by $37.6 million to $152.1 million in 2009, compared to $189.7 million in 2008, resulting from unfavorable mortality in 2009. Mortality margins in variable universal life increased by $4.1 million to $52.0 million in 2009, compared to $47.9 million in 2008, resulting from favorable mortality in 2009. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In 2009, we had net realized losses of $102.2 million, compared to net realized losses of $295.8 million in 2008. Realized losses in 2009 were primarily driven by other-than-temporary impairment losses of $108.4 million, partially offset by transaction-related gains of $6.2 million. Realized losses in 2008 were driven by other-than-temporary impairment losses of $245.0 million and transaction-related losses of $50.8 million.

•

Operating expenses. Non-deferred operating expenses increased by $48.6 million to $303.5 million in 2009, compared to $254.9 million in 2008. The increase was primarily driven by $36.0 million of non-deferred sales related costs due to lower sales volume and higher pension expenses of $25.7 million, partially offset with savings related to our workforce reduction and cost-savings initiative. In addition, 2009 expenses reflect the impairment of $18.7 million for capitalized costs including certain software components that were previously capitalized and not fully utilized.

•

Income taxes. In 2009, the Company recorded income tax expense of $109.1 million to continuing operations compared to an income tax benefit of $118.2 million in 2008. The income tax expense in 2009 reflects an increase in the valuation allowance of $168.4 million after intraperiod accounting. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of expiration of loss carryovers and credits.

Outlook

During 2009, we took significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities in light of ratings downgrades as the loss of traditional distributors. These actions are beginning to have their intended effect and, we believe, position us for improved results in 2010, particularly if overall market and economic conditions continue to improve. However, further market volatility and/or a “double-dip” recession could have further material adverse effects on our business, financial condition and results of operations. In such an environment, we could face lower fees and net investment income from life and annuity products, adverse mortality as a result of anti-selective policy surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments. Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking.

Following are recent rating actions that may contribute to these adverse effects, which could be compounded should we experience additional downgrades:

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings.

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings.

•

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and lowered our senior debt rating from B- to CCC+. They maintained their negative outlook on all ratings.

In response to these developments, we expect to continue to focus on the following key strategic pillars in 2010:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Sustainable growth.

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

Suspension of Distribution Relationships

In March 2009, State Farm suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products, accounting for approximately 27% of our total life insurance premiums and approximately 68% of our annuity deposits. On July 30, 2009, we restructured our agreement with State Farm, amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 in-force Phoenix policies and contracts sold through State Farm agents.

Also in March 2009, National Life Group suspended the sale of Phoenix products. In 2008, National Life Group was our second largest distributor of annuity products, accounting for approximately 14% of our annuity deposits.

The actions by these and other distribution partners were primarily in response to downgrades by rating agencies and ultimately reduce our ability to borrow. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Recent Acquisitions and Dispositions

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. In November 2007, we amended the original purchase agreement to extend the term for achievement of performance targets related to additional purchase consideration through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As of December 31, 2009, the performance targets that required additional cash payments were not achieved and no remaining obligation existed relating to the purchase agreement.

In the fourth quarter of 2009, we were actively pursuing the sale of PFG and its subsidiaries, including AGL Life Assurance Company. On January 4, 2010, we signed a definitive agreement to sell PFG to Tiptree Financial Partners, LP and expect the transaction to close in the second quarter of 2010. However, we cannot assure that the transaction will close or that the closing will occur at the currently anticipated time. This transfer of ownership is subject to regulatory approval. Because of the expected divestiture, we have determined that these operations should be reflected as discontinued operations. As such, the consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. For comparative purposes, we have reclassified our prior period financial presentation to conform to this change. We recognized a loss of $22.7 million in 2009 on the anticipated sale.

Lombard International Assurance S.A.

In 2005, we disposed of our interests in Lombard International Assurance S.A. In the first quarters of 2007 and 2006, we realized after-tax gains of $8.9 million and $6.5 million, respectively, which included earn-out gain consideration received. We are not entitled to any additional consideration related to this sale.

EMCO

On December 20, 2007, we sold all of the outstanding stock of Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. We realized an after-tax loss of $4.8 million on this sale. This loss and EMCO’s results up through the date of sale are reported in discontinued operations in our consolidated financial statements in this Annual Report on Form 10-K. Prior year results have also been reported in discontinued operations.

Spin-Off of Virtus

On February 7, 2008, we announced that our Board of Directors had decided to pursue the spin-off of our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., excluding the assets and business of Goodwin Capital Advisers, Inc. (“Goodwin”), in order to enhance stockholder value. On December 12, 2008, our Board of Directors formally approved the spin-off and declared a dividend payable to each holder of record at the close of business on December 22, 2008 of one share of Virtus common stock for every 20 shares of our common stock held by such holder. We distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Following the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

Impact of New Accounting Standards

For a discussion of accounting standards and change in accounting, see Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are then projected for the estimated lives of the contracts within each cohort. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2009 and 2008.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models together with actual experience. Actual gross profits that vary from management’s initial estimates in a given reporting period, result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct comprehensive assumption reviews, typically during the fourth quarter of each year. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

Policy Liabilities and Accruals

Reserves are liabilities representing estimates of the amounts that will come due to our policyholders at some point in the future. GAAP prescribes the methods of establishing reserves, allowing some degree of managerial judgment.

See Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for more information.

Embedded Derivative Liabilities

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB, meet the definition of an embedded derivative. These embedded derivatives are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in earnings. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the liability, we calculate the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries.

This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation. For example, the December 31, 2009 fair value of $25.5 million would increase to $28.0 million if the chosen spread decreased by 50 basis points. If the chosen spread increased by 50 basis points the fair value would decrease to $23.2 million.

Goodwill and Other Intangible Assets

For goodwill and other intangible assets, we perform impairment tests on an annual basis or in the event there is a reason to believe their fair values have been impaired. We compare the calculated fair value to the recorded values and record an impairment, if warranted. As of December 31, 2009, we had no goodwill recorded on our balance sheet and intangible assets of $0.7 million related to continuing operations and $2.5 million related to discontinued operations.

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

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2009
by Pricing Source:	Fixed	% of
($ in millions)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$6,663.6	64.4%
Priced via matrices	2,730.7	26.4%
Priced via broker quotations	354.7	3.4%
Priced via other methods	460.5	4.5%
Short-term investments*	136.0	1.3%
Total	$10,345.5	100.0%

*Short-term investments are valued at amortized cost, which approximates fair value.

See Note 14 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional disclosures of our fair value methodologies.

Other-Than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in other comprehensive income. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery, and

•

the financial condition and near term prospects of the issuer.

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

On a quarterly basis, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” and the Debt and Equity Securities and Enterprise Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for more information.

Deferred Income Taxes

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

As of December 31, 2009, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we have concluded that a cumulative loss in recent years exists. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses for the thirty-six months ended December 31, 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing unsettled capital and credit market conditions, all of which adversely affected prior income projections.

These negative developments during 2009 highlighted the possibility that unexpected events may adversely affect future financial projections. Accordingly, although we project earnings in the core life subgroup business beyond 2009, we did not rely on these projections when assessing the realizability of our deferred tax assets.

For the twelve months ended December 31, 2009, we recorded a net decrease in the valuation allowance of $34.7 million. The net reduction includes an increase in the valuation allowance related to beginning of the year deferred tax assets in the amount of $136.0 million. This increase was offset by a reduction in the valuation allowance of $158.1 million related to a revision of the amount estimated for 2008 capital losses related to the Virtus spin-off, and a decrease in the valuation allowance of $12.6 million related to the adoption of a new accounting standard (see Note 2 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). The revision of this estimate had no impact on our consolidated results from continuing operations or on our consolidated shareholders’ equity. The valuation allowance activity, excluding the Virtus item, is reflected as elements of income from continuing operations and other comprehensive income.

We have concluded that a valuation allowance on the $166.2 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

As of December 31, 2009, we had deferred tax assets of $170.0 million and $132.8 million related to net operating and capital losses, respectively, for federal income tax purposes. The related federal net operating losses of $485.7 million are scheduled to expire between the years 2019 and 2029. The federal capital losses of $379.4 million are scheduled to expire in 2010, 2012, 2013 and 2014. As of December 31, 2009, a valuation allowance of $64.3 million was carried against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions. As of December 31, 2009, the deferred tax assets for the net operating loss were considered with other non-capital loss deferred taxes in assessing the necessary valuation allowance.

As of December 31, 2009, we had deferred income tax assets of $14.6 million related to foreign tax credit carryovers, which are expected to expire between the 2011 and 2017 tax years. As of December 31, 2009, we had deferred income tax assets of $36.6 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2029. At the end of 2009, a full valuation allowance was carried relative to the foreign tax and general business tax credits.

See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information related to income taxes.

Pension and Other Post-Employment Benefits

We have three defined benefit plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The supplemental plans provide benefits in excess of the primary plan. Retirement benefits under all plans are a function of years of service and compensation. Effective July 1, 2007 (except for grandfathered employees as defined in the July 1, 2007 plan changes), the formula for accruals from July 1, 2007 and thereafter was amended to a pension equity formula.

In December 2009, we announced that, effective March 31, 2010, we are freezing all benefit accruals under our funded and unfunded defined benefit plans. This decision was inclusive of employees who had been grandfathered in the traditional formula (i.e., all participants will stop earning additional years of benefit accrual service and their pension benefit will be based on their earnings history as of March 31, 2010). A curtailment was recognized which lowered our projected benefit obligation for the reduction in the expected years of future service.

We have historically provided our employees with other post-employment benefits that include health care and life insurance. In December 2009, we announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the company’s contribution to pre-65 retiree medical costs per participant will be reduced beginning with the 2011 plan year.

This decision affected benefits attributed to past service for employees that were not grandfathered into retiree coverage as well as the expected years of future service for the reduction in the cap for retiree medical costs. Both a negative plan amendment and curtailment were recognized as a result of the plan changes. The net effect was a reduction of our projected benefit obligation.

See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our pension and other post-employment benefits.

Consolidated Results of Operations

Summary Consolidated				Increase (decrease) and
Financial Data:	Years Ended December 31,			percentage change
($ in millions, except per share data)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007

REVENUES
Premiums	$684.2	$765.9	$798.3	$(81.7)	(11%)	$(32.4)	(4%)
Fee income	648.1	601.3	499.4	46.8	8%	101.9	20%
Net investment income	787.2	913.1	1,057.4	(125.9)	(14%)	(144.3)	(14%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(201.5)	(245.0)	(51.9)	43.5	18%	(193.1)	NM
Portion of OTTI losses recognized in other comprehensive income	93.1	—	—	93.1	NM	—	NM
Net OTTI losses recognized in earnings	(108.4)	(245.0)	(51.9)	136.6	56%	(193.1)	NM
Net realized investment gains (losses), excluding OTTI losses	6.2	(50.8)	45.9	57.0	112%	(96.7)	(211%)
Net realized investment gains (losses)	(102.2)	(295.8)	(6.0)	193.6	65%	(289.8)	NM
Total revenues	2,017.3	1,984.5	2,349.1	32.8	2%	(364.6)	(16%)

BENEFITS AND EXPENSES
Policy benefits, excluding policyholder dividends	1,279.9	1,362.3	1,312.4	(82.4)	(6%)	49.9	4%
Policyholder dividends	226.8	207.5	380.0	19.3	9%	(172.5)	(45%)
Policy acquisition cost amortization	260.6	406.0	192.9	(145.4)	(36%)	213.1	110%
Interest expense on indebtedness	33.1	36.7	44.2	(3.6)	(10%)	(7.5)	(17%)
Interest expense on non-recourse collateralized obligations	—	11.8	15.4	(11.8)	(100%)	(3.6)	(23%)
Other operating expenses	303.5	254.9	270.1	48.6	19%	(15.2)	(6%)
Total benefits and expenses	2,103.9	2,279.2	2,215.0	(175.3)	(8%)	64.2	3%
Income (loss) from continuing operations before income taxes	(86.6)	(294.7)	134.1	208.1	71%	(428.8)	NM
Income tax expense (benefit)	109.1	(118.2)	20.4	227.3	192%	(138.6)	NM
Income (loss) from continuing operations	(195.7)	(176.5)	113.7	(19.2)	(11%)	(290.2)	(255%)
Income (loss) from discontinued operations, net of income taxes	(123.3)	(549.5)	3.9	426.2	78%	(553.4)	NM
Net income (loss)	$(319.0)	$(726.0)	$117.6	$407.0	56%	$(843.6)	NM

Earnings (loss) per share:
Basic	$(2.74)	$(6.35)	$1.03	$3.61	57%	$(7.38)	NM
Diluted	$(2.74)	$(6.35)	$1.01	$3.61	57%	$(7.36)	NM

Weighted-average common shares outstanding (in millions)	116.5	114.4	114.1	2.1	2%	0.3	—

Weighted-average common shares outstanding and dilutive potential common shares (in millions)	116.5	114.4	116.0	2.1	2%	(1.6)	(1%)

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Our net loss from continuing operations for 2009 was $195.7 million, or $1.68 per share, which compares to a net loss from continuing operations for 2008 of $176.5 million, or $1.54 per share. The higher loss from continuing operations for 2009 reflects higher tax expense and lower investment income, partially offset by lower deferred policy acquisition cost amortization and lower operating expenses. Including discontinued operations, our net loss for 2009 was $319.0 million, or $2.74 per share, which compares to a net loss for 2008 of $726.0 million, or $6.35 per share. For 2009, the net loss from discontinued operations included $71.7 million of reserve strengthening related to our discontinued accident and health business and $48.5 million associated with PFG, $27.0 million related to the impairment of goodwill and $22.7 million related to the loss on the sale.

Prior to the impact of the unlocking noted above, mortality margins in universal life decreased by $37.6 million to $152.1 million in 2009, compared to $189.7 million in 2008, resulting from unfavorable mortality in 2009. Mortality margins in variable universal life increased by $4.1 million to $52.0 million in 2009, compared to $47.9 million in 2008, resulting from favorable mortality in 2009. Fluctuations in mortality are inherent in our lines of business, as we tend to have larger-than-average policies in force.

Net investment income declined by $125.9 million to $787.2 million in 2009 from $913.1 million in 2008, primarily from lower investment income on alternative investments. The lower investment income included the following:

•

Investment income on assets supporting surplus was a negative $2.3 million in 2009, compared to $24.6 million in 2008. The decrease of $26.9 million was from lower income resulting from our alternative investments which are reported to the Company on a one quarter lag basis in accordance with partnership accounting.

•

Investment income on assets backing annuity reserves declined largely as a result of declining asset balances.

Deferred policy cost amortization decreased by $145.4 million to $260.6 million in 2009, from $406.0 million in 2008. In 2009, we had an unlocking assumptions related to deferred policy acquisition costs resulting in an acceleration of amortization of $42.5 million, as compared to an unlocking impact to amortization of $162.1 million in 2008. These deferred policy acquisition cost unlocking adjustments were partially offset by $24.5 million and $20.3 million in 2009 and 2008, respectively, of related unlocking adjustments affecting death benefit and other insurance benefit reserves and unearned fee revenues. We revised our estimates of future net investment income, mortality experience, cost of insurance charges, policy maintenance expenses, premium persistency and lapses. In 2009, a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulted in an increase in overall projected gross profits or margins, and a slowing of the amortization of deferred policy acquisition costs. In 2008, equity market movements resulted in a reduction in overall projected gross profits or margins, and an acceleration of the amortization of deferred policy acquisition costs.

Non-deferred operating expenses increased by $48.6 million to $303.5 million in 2009, compared to $254.9 million in 2008. The increase was primarily driven by higher non-deferred sales related costs of $36.0 million due to lower sales volume and higher pension costs of $25.7 million, partially offset with savings related to our workforce reduction and cost-savings initiative. In addition, 2009 expenses reflect the impairment of $18.7 million for capitalized costs including certain software components that were previously capitalized and not fully utilized.

In 2009, we had net realized losses of $102.2 million, compared to net realized losses of $295.8 million in 2008. Realized losses in 2009 were primarily driven by other-than-temporary impairment losses of $108.4 million, partially offset by transaction-related gains of $6.2 million. Realized losses in 2008 were driven by other-than-temporary impairment losses of $245.0 million and transaction-related losses of $50.8 million.

Our tax expense related to continuing operations increased by $227.3 million to $109.1 million in 2009 from a tax benefit of $118.2 million in 2008. In 2009, we increased the valuation allowance on the net deferred tax asset by $168.4 million after intraperiod accounting. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of expiration of loss carryovers and credits.

Year ended December 31, 2008 compared to year ended December 31, 2007

Results for year ended December 31, 2008 reflect losses in our discontinued asset management operations as well as negative impacts from the decline in equity markets and return on variable products. The consolidated net loss for the year was $726.0 million, or $6.35 per diluted share.

The net loss from continuing operations of $176.5 in 2008 compares to net income of $113.7 million in 2007, or a decline of $290.2 million. This result reflected unlocking of deferred policy acquisition costs resulting in accelerated amortization of $183.8 million, as compared to an unlocking of $4.1 million in 2007. It also reflected the adverse impacts of the markets on our investments, specifically overall declines and credit spread widening, resulting in $295.8 million in realized capital losses.

Mortality margins in universal life and variable universal life products increased to $237.6 million in 2008, compared to $173.1 million in 2007, or $64.5 million. This reflects a $98.9 million increase in cost of insurance fees, partially offset by a $34.4 million increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Fee revenues increased to $133.9 million in 2008, compared to $130.8 million in 2007, or $3.1 million. The increase was driven by higher premium-based fees of $7.7 million on our universal life and variable universal life products, partially offset by lower asset-based fees of $4.6 million on our variable annuity products.

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

Non-deferred expenses decreased to $254.9 million in 2008, compared to $270.1 million in 2007, or $15.2 million, reflecting actions to reduce expenses as we reposition our business to compete in a rapidly changing environment. These expenses also included $6.3 million in costs associated with the spin-off of our asset management business. In addition, higher mortality margins and increasing in-force blocks created higher policy costs amortization expense of $236.2, compared to $188.9 million in 2007. Amortization in 2008 also increased $183.8 million due to an unlocking of assumptions, while 2007 amortization increased by $4.1 million for an unlocking in that year.

Our effective tax rate was higher in 2008 than in 2007 in part due to the release in 2007 of a valuation allowance related to foreign tax credits, partially offset by the release in 2008 of reserves for unrecognized tax benefits related to settlements with taxing authorities.

Annuity Funds on Deposit:	Years Ended December 31,
($ in millions)	2009	2008	2007

Deposits	$142.6	$628.9	$630.6
Performance and interest credited	732.8	(1,221.9)	338.4
Fees	(53.7)	(55.5)	(61.1)
Benefits and surrenders	(631.1)	(882.3)	(1,016.4)
Change in funds on deposit	190.6	(1,530.8)	(108.5)
Funds on deposit, beginning of year	3,735.5	5,266.3	5,374.8
Annuity funds on deposit, end of year	$3,926.1	$3,735.5	$5,266.3

2009 vs. 2008

For the year ended December 31, 2009, annuity funds on deposit increased compared to a decrease in the comparable prior year. The primary drivers of these improvements were stronger fund performance from stronger equity markets and a reduction in the dollar amount of surrenders. These improvements were partially offset by lower deposits in 2009 as compared to 2008. The decline in deposits reflects the loss of several key distribution relationships in early 2009.

2008 vs. 2007

For the year ended December 31, 2008, annuity funds on deposit decreased due to weak fund performance from a significant drop in the equity markets, partially offset by a reduction in the dollar amount of surrenders.

Variable Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2009	2008	2007

Deposits	$115.8	$142.2	$153.8
Performance and interest credited	244.3	(486.1)	121.5
Fees and cost of insurance	(95.3)	(101.3)	(101.3)
Benefits and surrenders	(161.4)	(110.0)	(114.1)
Change in funds on deposit	103.4	(555.2)	59.9
Funds on deposit, beginning of year	1,065.1	1,620.3	1,560.4
Variable universal life funds on deposit, end of year	$1,168.5	$1,065.1	$1,620.3

2009 vs. 2008

For the year ended December 31, 2009, variable universal life funds on deposit increased compared to the prior year period. The increase reflected stronger equity markets during the second half of 2009. Partially offsetting the increase was a decrease in deposits from lower sales and renewal premiums, as well as higher surrenders than in the prior year.

2008 vs. 2007

For the year ended December 31, 2008, variable universal life funds on deposit decreased by $555.2 million compared to an increase of $59.9 million in the prior year period. This change was primarily driven by weak equity market performance in late 2008.

Universal Life Funds on Deposit:	Years Ended December 31,
($ in millions)	2009	2008	2007

Deposits	$351.4	$587.5	$540.9
Interest credited	96.6	97.7	86.3
Fees and cost of insurance	(434.4)	(405.9)	(307.5)
Benefits and surrenders	(188.9)	(147.2)	(99.9)
Change in funds on deposit	(175.3)	132.1	219.8
Funds on deposit, beginning of year	2,256.0	2,123.9	1,904.1
Universal life funds on deposit, end of year	$2,080.7	$2,256.0	$2,123.9

2009 vs. 2008

For the year ended December 31, 2009, universal life funds on deposit decreased $175.3 million. The decrease was primarily a result of lower sales and renewal premiums but also included the effects of less favorable mortality and higher surrenders than in the prior year. Assessments for cost of insurance fees were higher in the current year due to both the aging of the in-force block and an increase in the net amount at risk, primarily reflecting lower fund values as a percentage of the in-force amount.

2008 vs. 2007

For the year ended December 31, 2008, universal life funds on deposit increased $132.1 million in 2008 compared to $219.8 million in the prior year period, primarily as a result of sales growth and higher interest credited, partially offset by higher benefits and surrenders, as well as fees and cost of insurance.

Analysis of Consolidated Financial Condition

Stockholders’ equity increased by $266.0 million to $1,131.1 million for the period ended December 31, 2009, compared with $865.1 million at December 31, 2008, primarily from other comprehensive income of $563.7 million, driven by unrealized gains on available-for-sale debt securities, partially offset by the net loss of $319.0 million. Stockholders’ equity also increased as a result of a cumulative effect adjustment of $20.4 million related to new accounting guidance on previous impairments on debt securities recorded directly to accumulated deficit and accumulated other comprehensive loss. Total assets decreased $1,226.3 million to $24,582.3 million at December 31, 2009, from $25,808.6 million at December 31, 2008, primarily from appreciation of available-for-sale debt securities and separate account assets, partially offset by lower deferred policy acquisition costs and lower deferred income taxes.

Income Taxes

The effective tax rate for 2009, 2008 and 2007 was (126.0%), 40.1% and 15.2%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% for 2009 was an increase in the valuation allowance. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% for 2008 was investment income not taxed (i.e., dividend received deduction and low income housing tax credits) and the release of reserves as a result of the effective settlement of an IRS audit.

See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information related to income taxes.

Effects of Inflation

For the years 2009, 2008 and 2007, inflation did not have a material effect on our consolidated results of operations.

Enterprise Risk Management

We have a comprehensive, enterprise-wide risk management program. Our Chief Risk Officer reports to the Chief Financial Officer and monitors our risk management activities. During 2009, as part of our strategic repositioning and overall expense reduction effort, we refined our approach to risk management across the enterprise. We have an Enterprise Risk Management Committee, chaired by the Chief Executive Officer, whose functions are to establish risk management principles, monitor key risks and oversee our risk-management practices. Several management committees oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. The Operational Risk Committee, chaired by the Chief Risk Officer, develops an enterprise-wide framework for managing operational risks. This committee meets periodically and includes membership that represents all significant operating, financial and staff departments of the Company. Among the risks the committee reviews and manages and for which it provides general oversight are business continuity risk, disaster recovery risk and risks related to the Company’s information technology systems.

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

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate Portfolio Management and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee (“ALCO”) chaired by the Chief Financial Officer.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2009, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2009
Financial Instruments:		-100 Basis		+100 Basis
($ in millions)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$257.7	$257.9	$257.7	$257.5
Available-for-sale debt securities	10,345.5	10,819.4	10,345.5	9,871.8
Mortgage loans	8.9	8.9	8.7	8.5
Totals	$10,612.1	$11,086.2	$10,611.9	$10,137.8

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2009
($ in millions)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Cross currency swaps	$25.0	4.8	$(1.8)	$(0.8)	$0.1
Equity futures	50.1	0.2	12.1	12.0	11.9
Interest rate swaps	45.0	8.7	3.2	1.1	(0.8)
Call options	23.4	0.4	4.5	4.5	4.6
Put options	475.0	8.8	105.9	90.9	78.1
Swaptions	100.0	1.7	11.1	6.1	3.2
Totals – general account	$718.5		$135.0	$113.8	$97.1

See Note 13 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on derivative instruments.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques. We held $25.2 million in available-for-sale equity securities on our balance sheet as of December 31, 2009. A 10% decline or increase in the relevant equity price would have decreased or increased, respectively, the fair value of these assets by approximately $2.5 million as of December 31, 2009.

Certain annuity products sold by our Life Companies contain guaranteed minimum death benefits. The guaranteed minimum death benefit (“GMDB”) feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2009 and 2008, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $292.9 million and $716.5 million, respectively. This is our exposure to loss should all of our contract owners have died on either December 31, 2009 or 2008. See Note 11 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Certain life and annuity products sold by our Life Companies contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The guaranteed minimum accumulation benefit (“GMAB”) guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The guaranteed minimum withdrawal benefit (“GMWB”) guarantees that a policyholder can withdraw 5% for life regardless of market performance. The guaranteed minimum income benefit (“GMIB”) guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The reserves related to these benefits totaled $41.8 million and $140.5 million at December 31, 2009 and 2008, respectively.

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

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2009 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $1.3 million, before taxes.

If, instead, at December 31, 2009 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $2.9 million, before taxes.

See Note 6 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding deferred policy acquisition costs.

We sponsor defined benefit pension plans for our employees. For GAAP accounting purposes, we assumed an 8.5% long-term rate of return on plan assets in the most recent valuations, performed as of December 31, 2009. To the extent there are deviations in actual returns, there will be changes in our projected expense and funding requirements. As of December 31, 2009, the projected benefit obligation for our funded and unfunded defined benefit plans was in excess of plan assets by $161.3 million and $130.4 million, respectively. We made payments totaling $3.6 million to the pension plans during 2009. We made no payments to the pension plans during 2008. Over the next 12 months, Phoenix Life expects to make contributions of approximately $29 million, of which approximately $17 million will be funded in the first quarter of 2010.

In December 2009, we announced that, effective March 31, 2010, we are freezing all benefit accruals under our funded and unfunded defined benefit plans. This decision was inclusive of employees who had been grandfathered in the traditional formula (i.e., all participants will stop earning additional years of benefit accrual service and their pension benefit will be based on their earnings history as of March 31, 2010). A curtailment was recognized for the reduction in the expected years of future service.

See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our employee benefit plans.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of December 31, 2009, our general account debt securities, with a carrying value of $10,345.5 million, represented 76.7% of total general account investments. Public debt securities represented 70.3% of total debt securities, with the remaining 29.7% represented by private debt securities.

See Note 12 of our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on these debt and equity securities pledged as collateral.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a target portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. As of December 31, 2009, our total below investment grade securities totaled $1,113.5 million, or 10.8%, of our total debt security portfolio. Of that amount, $644.1 million, or 6.2%, of our debt security portfolio was invested in the BB category. The percentage of below investment grade bonds exceeded our target range because of the significant number of downgrades in the fixed income markets during 2009. Our intent is to manage the percentage back to within the range through selective sales of below investment grade securities while minimizing realized losses. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office (“SVO”) securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds.

Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to net realized investment losses and, in certain instances, a charge to other comprehensive income. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
Rating	Designation	2009	2008	2009	2008	2009	2008

1	AAA/AA/A	$5,843.0	$6,117.3	$4,559.2	$4,794.4	$1,283.8	$1,322.9
2	BBB	3,389.0	2,904.0	2,043.7	1,587.5	1,345.3	1,316.5
Total investment grade		9,232.0	9,021.3	6,602.9	6,381.9	2,629.1	2,639.4
3	BB	644.1	475.3	402.6	347.3	241.5	128.0
4	B	231.0	212.4	124.3	112.6	106.7	99.8
5	CCC and lower	150.5	103.7	86.7	70.4	63.8	33.3
6	In or near default	87.9	13.7	59.8	3.8	28.1	9.9
Total debt securities		$10,345.5	$9,826.4	$7,276.3	$6,916.0	$3,069.2	$2,910.4

General Account Debt Securities	As of December 31, 2009
by Type:			Unrealized Gains (Losses)
($ in millions)	Fair		Gross	Gross
	Value	Cost	Gains	Losses	Net

U.S. government and agency	$540.7	$531.5	$27.0	$(17.8)	$9.2
State and political subdivision	179.3	181.0	4.0	(5.7)	(1.7)
Foreign government	169.7	148.8	21.0	(0.1)	20.9
Corporate	5,825.9	5,862.2	239.0	(275.3)	(36.3)
Commercial mortgage-backed	986.7	1,036.5	22.1	(71.9)	(49.8)
Residential mortgage-backed	2,090.4	2,245.5	30.6	(185.7)	(155.1)
CDO/CLO	258.0	347.6	1.9	(91.5)	(89.6)
Other asset-backed	294.8	317.4	2.5	(25.1)	(22.6)
Total debt securities	$10,345.5	$10,670.5	$348.1	$(673.1)	$(325.0)
Debt securities outside closed block
Unrealized gains	$2,077.0	$1,983.5	$93.5	$—	$93.5
Unrealized losses	1,963.4	2,346.6	—	(383.2)	(383.2)
Total outside the closed block	4,040.4	4,330.1	93.5	(383.2)	(289.7)
Debt securities in closed block
Unrealized gains	4,333.9	4,079.3	254.6	—	254.6
Unrealized losses	1,971.2	2,261.1	—	(289.9)	(289.9)
Total in the closed block	6,305.1	6,340.4	254.6	(289.9)	(35.3)
Total debt securities	$10,345.5	$10,670.5	$348.1	$(673.1)	$(325.0)

General Account Debt Securities	As of December 31, 2009
by Type and Credit Quality:	Investment Grade		Below Investment Grade
($ in millions)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$540.7	$531.5	$—	$—
State and political subdivision	174.0	173.7	5.3	7.3
Foreign government	118.5	107.7	51.2	41.1
Corporate	5,183.6	5,112.2	642.3	750.0
Commercial mortgage-backed	975.0	1,008.2	11.7	28.3
Residential mortgage-backed	1,965.2	2,063.1	125.2	182.4
CDO/CLO	55.8	83.5	202.2	264.1
Other asset-backed	219.2	228.1	75.6	89.3
Total debt securities	$9,232.0	$9,308.0	$1,113.5	$1,362.5

Percentage of total debt securities	89.2%	87.2%	10.8%	12.8%

General Account Investment Grade Debt Securities at Fair Value:	As of December 31, 2009
($ in millions)	Total	AAA/AA/A	BBB

U.S. government and agency	$540.7	$489.5	$51.2
State and political subdivision	174.0	113.2	60.8
Foreign government	118.5	45.2	73.3
Corporate	5,183.6	2,217.0	2,966.6
Commercial mortgage-backed	975.0	951.3	23.7
Residential mortgage-backed	1,965.2	1,829.5	135.7
CDO/CLO	55.8	41.5	14.3
Other asset-backed	219.2	155.7	63.5
Total debt securities	$9,232.0	$5,842.9	$3,389.1

Percentage of total debt securities	89.2%	56.5%	32.7%

General Account Below Investment Grade	As of December 31, 2009
Debt Securities at Fair Value:				CC or	In or Near
($ in millions)	Total	BB	B	Lower	Default

U.S. government and agency	$—	$—	$—	$—	$—
State and political subdivision	5.3	5.3	—	—	—
Foreign government	51.2	51.2	—	—	—
Corporate	642.3	416.7	138.9	72.0	14.7
Commercial mortgage-backed	11.7	3.8	2.7	5.2	—
Residential mortgage-backed	125.2	74.1	18.6	25.8	6.7
CDO/CLO	202.2	72.2	56.7	33.6	39.7
Other asset-backed	75.6	20.8	14.1	13.9	26.8
Total debt securities	$1,113.5	$644.1	$231.0	$150.5	$87.9

Percentage of total debt securities	10.8%	6.2%	2.2%	1.5%	0.9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2009 in our debt securities portfolio were banking (6.5%), electrical utilities (4.8%), insurance (3.6%), diversified financial services (2.9%) and services (2.7%).

Residential Mortgage-Backed Securities (“RMBS”)

The weakness in the U.S. residential real estate markets, tighter credit standards and rising unemployment continue to impact the RMBS market. Delinquency rates for all sectors of the RMBS market, including sub-prime, Alt-A and prime, are above historical averages.

We invest directly in RMBS through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. When making investment decisions, we have been focused on identifying those securities that could withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. As of December 31, 2009, 89% of the total residential portfolio was rated AAA or AA. We have $140.5 million of sub-prime exposure, $186.0 million of Alt-A exposure and $504.2 million of prime exposure, which combined amount to 6% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 59% being AAA rated and another 13% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments year-to-date totaled $23.6 million, or 1.1% of our RMBS portfolio. These impairments consist of $3.5 million from prime, $13.9 million from Alt-A and $6.2 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2009
	Carrying	Market	% General					BB and	% Closed
	Value(2)	Value(2)	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,235.6	$1,259.7	9.2%	100.0%	0.0%	0.0%	0.0%	0.0%	62.6%
Prime	578.3	504.2	3.7%	67.7%	10.1%	5.0%	5.1%	12.1%	40.9%
Alt-A	248.4	186.0	1.3%	29.8%	25.8%	1.4%	9.1%	33.9%	36.0%
Sub-prime	183.2	140.5	1.0%	65.0%	7.9%	3.3%	8.8%	15.0%	4.9%
Total	$2,245.5	$2,090.4	15.2%	83.6%	5.3%	1.6%	2.6%	6.9%	51.1%

———————

(1)

Percentages based on Market Value.

(2)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$372.8	$341.4	2.5%	0.0%	4.1%	9.6%	28.2%	58.1%
AA	60.7	51.1	0.4%	5.5%	15.1%	15.5%	40.2%	23.7%
A	30.4	25.0	0.2%	0.0%	0.0%	98.7%	0.0%	1.3%
BBB	32.1	25.7	0.2%	0.0%	43.4%	46.6%	3.3%	6.7%
BB and Below	82.3	61.0	0.4%	20.5%	55.9%	14.7%	6.4%	2.5%
Total	$578.3	$504.2	3.7%	3.0%	13.3%	17.1%	24.1%	42.5%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$73.5	$55.4	0.4%	0.0%	8.5%	20.9%	68.8%	1.8%
AA	55.1	47.9	0.3%	0.0%	73.7%	0.0%	15.7%	10.6%
A	4.2	2.7	0.0%	0.0%	0.0%	8.2%	0.0%	91.8%
BBB	25.7	16.9	0.1%	0.0%	0.0%	0.0%	78.1%	21.9%
BB and Below	89.9	63.1	0.5%	4.6%	33.6%	60.0%	0.3%	1.5%
Total	$248.4	$186.0	1.3%	1.5%	32.9%	26.7%	31.8%	7.1%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 and
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$107.8	$91.3	0.7%	18.5%	3.6%	35.5%	35.0%	7.4%
AA	13.5	11.2	0.1%	0.0%	0.0%	68.9%	0.0%	31.1%
A	6.6	4.7	0.0%	0.0%	50.5%	49.5%	0.0%	0.0%
BBB	20.1	12.3	0.1%	49.6%	1.2%	0.0%	33.9%	15.3%
BB and Below	35.2	21.0	0.1%	45.7%	42.5%	9.5%	1.6%	0.7%
Total	$183.2	$140.5	1.0%	23.3%	10.4%	31.6%	26.0%	8.7%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities (“CMBS”)

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2004 and	% Closed
	Value(1)	Value(1)	Account(2)	2009	2007	2006	2005	Prior	Block
Rating
AAA	$849.8	$842.8	6.1%	1.3%	4.6%	8.3%	5.6%	80.2%	70.2%
AA	97.3	82.8	0.6%	0.0%	15.4%	7.6%	15.7%	61.3%	67.3%
A	103.9	75.7	0.6%	0.0%	17.8%	3.6%	13.1%	65.5%	58.0%
BBB	24.4	7.3	0.1%	0.0%	0.0%	29.9%	0.0%	70.1%	30.2%
BB and Below	20.2	9.3	0.0%	0.0%	10.6%	0.0%	33.5%	55.9%	38.3%
Total	$1,095.6	$1,017.9	7.4%	1.1%	6.5%	7.9%	7.2%	77.3%	68.5%

———————

 (1)

Includes commercial mortgage-backed CDOs with carrying and market values of $59.1 million and $31.2 million, respectively.

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

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2009	2008	2007

Total other-than-temporary debt impairments	$(186.1)	$—	$—
Portion of loss recognized in other comprehensive income	93.1	—	—
Net debt impairments recognized in earnings	$(93.0)	$—	$—

Debt security impairments	$(93.0)	$(224.0)	$(46.7)
Equity security impairments	(5.2)	(2.7)	(0.5)
Other investments impairments	(10.2)	(16.0)	(3.9)
Debt and equity securities pledged as collateral impairments	—	(2.3)	(0.8)
Impairment losses	(108.4)	(245.0)	(51.9)
Debt security transaction gains	38.3	8.1	21.9
Debt security transaction losses	(62.1)	(17.9)	(10.3)
Equity security transaction gains	2.2	13.4	12.5
Equity security transaction losses	—	(42.9)	(3.0)
Mortgage loan transaction gains (losses)	—	(0.1)	1.4
Venture capital partnership transaction gains (losses)	(3.6)	(3.0)	—
Affiliate equity security transaction gains	—	—	13.7
Other investments transaction gains	1.4	—	5.5
Other investments transaction losses	—	(0.9)	(1.8)
Real estate transaction gains	—	2.4	1.6
Real estate transaction losses	—	—	(0.2)
Debt and equity securities pledged as collateral gains	—	2.2	2.6
Debt and equity securities pledged as collateral losses	—	—	(0.8)
CDO deconsolidation	57.0	—	—
Net transaction gains (losses)	33.2	(38.7)	43.1
Realized gains (losses) on fair value option investments	4.0	(18.4)	3.8
Realized gains (losses) on derivative assets and liabilities	(31.0)	6.3	(1.0)
Net realized investment gains (losses), excluding impairment losses	6.2	(50.8)	45.9
Net realized investment gains (losses), including impairment losses	$(102.2)	$(295.8)	$(6.0)

Impairment losses decreased from $245.0 million in 2008 to $108.4 million in 2009. Affiliate transaction gains of $13.7 million for the year ended December 31, 2007 were attributable to the earn-out associated with the 2005 sale of Lombard. Transaction activity resulted in a net gain of $33.2 million for the year ended December 31, 2009 compared to a net loss of $38.7 million for the year ended December 31, 2008. This increase was primarily due to the realized loss on the sale of equities in the closed block portfolio in 2008 that did not repeat in 2009, in addition to a significant gain in 2009 as a result of the CDO deconsolidation. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Other-Than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $145.4 million ($42.2 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell the security before recovery. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at December 31, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $22.1 million and an unrealized loss of $49.0 million, these are multi-class, cash flow CDOs. The Company invests in the senior tranches of the CDOs that can withstand significant immediate defaults before losing any principal. Due to the senior nature of our tranches, we expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security and, therefore, this issue does not merit an other-than-temporary impairment.

•

Farm Credit Bank of Texas – With a fair value of $14.5 million and an unrealized loss of $8.5 million, the Farm Credit Bank of Texas is a member of the Farm Credit System, a nationwide network of cooperatively owned financial institutions established by and subject to the provisions of the Federal Farm Credit Act. As a result, bank members receive the benefits of being a government sponsored entity (GSE). Membership provides reliable funding through Federal Farm Credit System on a joint and several basis and benefits from a $3.0 billion insurance fund. The bank has remained profitable through the current credit crisis and net charge-offs have remained negligible at 0.09% and, therefore, an other-than-temporary impairment is not warranted at this time.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.5 million and an unrealized loss of $8.5 million, this security is a seasoned, mezzanine tranche of an $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/Moody’s respectively. The Company’s tranche of this security has a remaining average life of 2.25 years and is current on principal and interest. There are no indications that the Company will not receive 100% of contractual cash flows and, therefore, an other-than-temporary impairment is not required.

Corporate Debt Securities

Corporate debt securities make up approximately 41% of the unrealized loss balance. Of these securities with unrealized losses, approximately 57% are of investment grade quality. This asset class, in general, continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

Effective January 1, 2009, we adopted new guidance issued by the FASB which amended requirements for the recognition, presentation, and disclosure of other-than-temporarily impaired investments as described in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of the amended guidance, we recognized a cumulative effect adjustment. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative effect recognized in stockholders’ equity was $20.4 million after offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect consisted of a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, and included an adjustment of $12.6 million to the deferred tax valuation allowance.

A credit-related loss impairment is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating and apply the default rate based on the remaining years to maturity. The non-credit related loss component is equal to the difference between the fair value of a bond and its impaired carrying value.

Fixed maturity other-than-temporary impairments recorded in 2009 were concentrated in mortgage-backed securities and corporate holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $93.0 million in 2009.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $93.1 million in 2009.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	As of December 31,
($ in millions)	2009	2008

Debt securities credit losses, beginning of year	$(41.6)	$—
Add: Credit losses on other-than-temporary impairments not previously recognized	(39.4)	—
Less: Credit losses on securities sold	45.4	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(8.8)	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of year	$(44.4)	$—

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

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of December 31, 2009. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 8 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect on our comprehensive income.

Gross and Net	As of December 31, 2009
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,387	1,696	1,506	1,243	881	453
Unrealized gains (losses)	$348.1	$(673.1)	$93.5	$(383.2)	$254.6	$(289.9)
Applicable policyholder dividend obligation (reduction)	254.6	(271.0)	—	—	254.6	(271.0)
Applicable deferred policy acquisition costs (benefit)	27.5	(213.5)	27.5	(201.3)	—	(12.2)
Applicable deferred income taxes (benefit)	23.1	(65.9)	23.1	(63.6)	—	(2.3)
Offsets to net unrealized gains (losses)	305.2	(550.4)	50.6	(264.9)	254.6	(285.5)
Unrealized gains (losses) after offsets	$42.9	$(122.7)	$42.9	$(118.3)	$—	$(4.4)
Net unrealized losses after offsets		$(79.8)		$(75.4)		$(4.4)

Equity securities
Number of positions	61	6	39	3	22	3
Unrealized gains (losses)	$1.2	$(0.4)	$1.2	$(0.2)	$—	$(0.2)
Applicable policyholder dividend obligation (reduction)	—	(0.2)	—	—	—	(0.2)
Applicable deferred income taxes (benefit)	0.4	(0.1)	0.4	(0.1)	—	—
Offsets to net unrealized gains (losses)	0.4	(0.3)	0.4	(0.1)	—	(0.2)
Unrealized gains (losses) after offsets	$0.8	$(0.1)	$0.8	$(0.1)	$—	$—
Net unrealized gains (losses) after offsets	$0.7		$0.7		$—

Total net unrealized losses on debt and equity securities as of December 31, 2009 were $324.2 million (unrealized gains of $349.3 million less unrealized losses of $673.5 million). Of that net amount, $288.7 million was outside the closed block ($74.7 million after offsets for taxes and deferred policy acquisition costs) and $35.5 million was in the closed block ($4.4 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation).

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	As of December 31,
($ in millions)	2009(1)	2008

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.1)	—
Commercial mortgage-backed	(4.1)	—
Residential mortgage-backed	(39.7)	—
CDO/CLO	(32.9)	—
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(80.8)	$—

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2009
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities Outside Closed Block
Total fair value	$1,963.4	$518.4	$38.6	$1,406.4
Total amortized cost	2,346.6	531.2	49.3	1,766.1
Unrealized losses	$(383.2)	$(12.8)	$(10.7)	$(359.7)
Unrealized losses after offsets	$(118.1)	$(4.2)	$(3.7)	$(110.2)
Number of securities	1,243	229	34	980

Investment grade:
Unrealized losses	$(201.7)	$(8.0)	$(4.1)	$(189.6)
Unrealized losses after offsets	$(64.6)	$(2.9)	$(1.3)	$(60.4)

Below investment grade:
Unrealized losses	$(181.5)	$(4.8)	$(6.6)	$(170.1)
Unrealized losses after offsets	$(53.5)	$(1.3)	$(2.4)	$(49.8)

Equity Securities Outside Closed Block
Unrealized losses	$(0.2)	$—	$—	$(0.2)
Unrealized losses after offsets	$(0.1)	$—	$—	$(0.1)
Number of securities	3	2	—	1

For debt securities outside of the closed block with gross unrealized losses, 54.7% of the unrealized losses after offsets pertain to investment grade securities and 45.3% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss), that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2009
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(290.5)	$(19.7)	$(19.0)	$(251.8)
Unrealized losses over 20% of cost after offsets	$(88.3)	$(7.2)	$(6.3)	$(74.8)
Number of securities	352	45	24	283

Investment grade:
Unrealized losses over 20% of cost	$(134.6)	$(13.9)	$(3.8)	$(116.9)
Unrealized losses over 20% of cost after offsets	$(42.9)	$(5.6)	$(1.3)	$(36.0)

Below investment grade:
Unrealized losses over 20% of cost	$(155.9)	$(5.8)	$(15.2)	$(134.9)
Unrealized losses over 20% of cost after offsets	$(45.4)	$(1.6)	$(5.0)	$(38.8)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.2)	$(0.2)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.1)	$(0.1)	$—	$—
Number of securities	1	1	—	—

Duration of Gross Unrealized Losses on	As of December 31, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,971.2	$440.8	$57.2	$1,473.2
Total amortized cost	2,261.1	457.0	66.5	1,737.6
Unrealized losses	$(289.9)	$(16.2)	$(9.3)	$(264.4)
Unrealized losses after offsets	$(4.4)	$(0.2)	$(0.1)	$(4.1)
Number of securities	453	69	20	364

Investment grade:
Unrealized losses	$(200.5)	$(10.5)	$(7.9)	$(182.1)
Unrealized losses after offsets	$(3.1)	$(0.2)	$(0.1)	$(2.8)

Below investment grade:
Unrealized losses	$(89.4)	$(5.7)	$(1.4)	$(82.3)
Unrealized losses after offsets	$(1.3)	$—	$—	$(1.3)

Equity securities inside closed block
Unrealized losses	$(0.2)	$—	$—	$(0.2)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	3	2	—	1

For debt securities inside the closed block with gross unrealized losses, 70.5% of the unrealized losses after offsets pertain to investment grade securities and 29.5% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2009
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(195.1)	$(21.8)	$(15.0)	$(158.3)
Unrealized losses over 20% of cost after offsets	$(1.7)	$(0.2)	$(0.1)	$(1.4)
Number of securities	132	15	11	106

Investment grade:
Unrealized losses over 20% of cost	$(127.1)	$(16.5)	$(7.7)	$(102.9)
Unrealized losses over 20% of cost after offsets	$(1.1)	$(0.1)	$(0.1)	$(0.9)

Below investment grade:
Unrealized losses over 20% of cost	$(68.0)	$(5.3)	$(7.3)	$(55.4)
Unrealized losses over 20% of cost after offsets	$(0.6)	$(0.1)	$—	$(0.5)

Equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	1	1	—	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:				Increase (decrease) and
($ in millions)	Years Ended December 31,			percentage change
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Continuing operations:
Cash from (for) operating activities	$(557.1)	$82.6	$244.1	$(639.7)	NM	$(161.5)	(66%)
Cash from investing activities	707.1	285.5	402.3	421.6	148%	(116.8)	(29%)
Cash for financing activities	(196.8)	(531.5)	(461.8)	334.7	63%	(69.7)	(15%)
	$(46.8)	$(163.4)	$184.6	$116.6	72%	$(348.0)	(189%)

Discontinued operations:
Cash from (for) operating activities	$(25.9)	$(29.5)	$17.6	$3.6	12%	$(47.1)	(268%)
Cash from (for) investing activities	(46.8)	3.0	24.1	(49.8)	NM	(21.1)	(88%)
Cash from (for) financing activities	0.2	35.0	(57.2)	(34.8)	(99%)	92.2	161%
	$(72.5)	$8.5	$(15.5)	$(81.0)	NM	$24.0	155%

———————

Not meaningful (NM)

2009 vs. 2008

Continuing Operations

Cash for operating activities decreased $639.7 million for the year ended December 31, 2009 versus 2008. The primary driver of this decrease was higher policy benefits of $856.8 million related to higher surrenders and benefit payments in 2009 which was partially offset by the repayment of loan balances upon surrender as reflected in cash from investing activities below. Premiums collected also decreased $106.3 million, primarily related to decrease in renewal premiums on participating policies within the closed block. In addition, there was a decrease in net investment income of $50.9 million as a result of lower investment yields and fewer cash distributions from venture capital investments. These items were partially offset by a reduction of policy acquisition costs paid of $330.3 million, as a result of lower sales, and an increase in fee income of $34.7 million, primarily related to higher cost of insurance fees.

Cash from investing activities increased by $421.6 million. The primary driver of this fluctuation was an increase of $283.8 million from repayment of outstanding loan balances primarily associated with one large surrender in the second quarter of 2009. The cash flows associated with surrenders are reflected in cash for operating activities which is offset by any outstanding loan balances at the time of surrender which is reflected in cash from investing activities. Investment purchases net of sales increased $180.7 million, which was partially offset by a decrease of $47.1 related to the deconsolidation of CDOs as of January 1, 2009.

Discontinued Operations

Cash from discontinued operations decreased $81.0 million for the year ended December 31, 2009 versus 2008. This was primarily driven by a $34.8 million decrease in financing cash flows resulting from the sale of a portion of our asset management business in 2008.

2008 vs. 2007

Continuing Operations

Cash from operating activities decreased $161.5 million compared to 2007. This decrease was primarily driven by higher death benefits paid of $217.2 million and a decrease in investment income of $65.2 million. The higher death benefits were due to death claims incurred in late 2007, but not paid until early 2008. Lower investment income was primarily due to lower yields and lower earnings on alternative investments. These items were partially offset by higher fees of $76.3 million, primarily cost of insurance on our universal life products and lower acquisition costs of $63.4 million as a result of lower universal life sales. Historically cash flows from operations have been positive, but the timing of the payment for the death benefits in January 2008 caused the current year to have higher than usual death benefits.

Discontinued Operations

Cash from discontinued operations decreased $24.0 million primarily due to lower levels of cash settlements in our discontinued reinsurance business and, to a lesser extent, non-recurring expenses associated with the spin-off of our asset management business.

See Note 9 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on financing activities.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary sources of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, given unaudited preliminary results, Phoenix Life would be able to pay a dividend of $29.2 million in 2010. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital of that entity. Our capitalization has declined in the past two years and we may have less flexibility to pay dividends to PNX if we experience further declines. As of December 31, 2009, we had $576.9 million of statutory surplus and AVR and our risk-based capital ratio was in excess of 200% at Phoenix Life. See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on Phoenix Life statutory financial information and regulatory matters.

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

On January 6, 2009, we filed an automatic shelf registration statement with the SEC for the potential offering and sale of up to $750 million of debt and equity securities. Because we were a well-known seasoned issuer (“WKSI”) at the time of filing, as defined in Rule 405 under the Securities Act of 1933, the existing shelf registration statement went effective immediately upon filing. On March 5, 2009, the filing date of our 2008 Annual Report on Form 10-K, we lost our status as a WKSI as a result of not satisfying the related minimum market capitalization requirement, which means we may no longer issue debt and equity securities utilizing our prior shelf registration statement. On June 17, 2009, we filed a non-automatic shelf registration with the SEC (our “new shelf registration statement”) for the potential offering and sale of up to $650 million of debt and equity securities. The SEC has indicated that it has no further comments related to the new shelf registration statement. We will evaluate the costs and benefits of having the new shelf registration statement declared effective as part of our ongoing liquidity management.

In 2009, we did not pay any stockholder dividends. In 2008, we paid dividends of $0.16 per share, totaling $18.8 million.

On December 31, 2008, we completed the spin-off of Virtus Investment Partners, Inc., our asset management subsidiary, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders. The dividend was payable to each holder of record at the close of business on December 22, 2008 in the amount of one share of Virtus common stock for every 20 shares of our common stock held by such holder. No fractional shares were issued. Those stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu of the fractional shares.

We sponsor post-employment benefit plans through pension and savings plans for employees of Phoenix Life. Funding of these obligations is provided by Phoenix Life on a 100% cost reimbursement basis through administrative services agreements with the holding company. See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Our principal needs at the holding company level are debt service (approximately $20.1 million net of amounts due on bonds repurchased in 2009), income taxes and operating expenses. Future minimum annual principal payments on indebtedness of PNX as of December 31, 2009 are: in 2032, $253.9 million and in 2034, $175.0 million.

The Phoenix Companies, Inc. Summary Cash Flows (parent company only)

Summary Cash Flows:	Years Ended December 31,			Increase (decrease) and percentage change
($ in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007

Cash from operating activities	$9.1	$24.0	$80.4	$(14.9)	(62%)	$(56.4)	(70%)
Cash from (for) investing activities	(29.3)	9.2	23.0	(38.5)	NM	(13.8)	(60%)
Cash from (for) financing activities	(13.2)	(171.5)	(11.1)	158.3	92%	(160.4)	NM

———————

Not meaningful (NM)

2009 vs. 2008

Cash received from operating activities decreased from the prior year related to lower cash dividends received from subsidiaries which was partially offset by lower tax payments.

Investing activities produced a cash outflow primarily due to purchases of debt securities.

Cash used for financing activities decreased as there was no significant repayment of debt as compared to the prior year. Current year activity represents the repurchase of our senior unsecured bonds.

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

Life Companies

The Life Companies’ liquidity requirements principally relate to: the liabilities associated with various life insurance and annuity products; the payment of dividends by Phoenix Life to the parent company; operating expenses; contributions to subsidiaries; and payment of principal and interest by Phoenix Life on its outstanding debt obligation. Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans. The Life Companies also have liabilities arising from the runoff of the remaining discontinued group accident and health reinsurance operations.

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

Annuity Actuarial Reserves and Deposit Liabilities	As of December 31,
Withdrawal Characteristics:	2009		2008
($ in millions)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$270.2	6%	$299.0	6%
Subject to discretionary withdrawal without adjustment	1,001.7	20%	1,046.3	22%
Subject to discretionary withdrawal with market value adjustment	217.4	4%	265.0	6%
Subject to discretionary withdrawal at contract value less surrender charge	114.7	2%	208.6	4%
Subject to discretionary withdrawal at market value	3,313.6	68%	2,906.1	62%
Total annuity contract reserves and deposit fund liability	$4,917.6	100%	$4,725.0	100%

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

Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of our annuity contract reserves and deposit fund liabilities are subject to withdrawals at market value.

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2009, our Life Companies had approximately $11.5 billion in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2009 were $2.3 billion.

In 2009, in response to our ratings being downgraded and the loss of distribution relationships, surrenders of life insurance policies increased. Aggregate life surrenders in 2009 were 9.6% of related reserves, compared with 5.9% in 2008. We maintained additional liquid assets throughout the year to meet potential spikes in surrender activity. Cash, treasury securities and agency mortgage-backed securities accounted for 10.4% of fixed income investments at year end 2009, compared with 10.3% at year end 2008, both levels as much as two times the typical historical levels. These actions, along with resources we devote to monitoring and managing surrender activity, are key components of our liquidity management.

The primary liquidity risks regarding cash inflows from the investing activities of our Life Companies are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that the existing and expected sources of liquidity for our Life Companies are adequate to meet both current and anticipated needs.

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

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings. On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and downgraded our senior debt rating to bb+ from bbb.

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings. On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1.

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and lowered our senior debt rating from B- to CCC+. They maintained their negative outlook on all ratings. On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and lowered our senior debt rating from B+ to B-. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and lowered our senior debt rating to B+ from BB-. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and downgraded our senior debt rating to BB- from BB.

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

The financial strength and debt ratings as of February 26, 2010 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Negative	bb-	Negative
Moody’s	Ba1	Negative	B1	Negative
Standard & Poor’s	BB-	Negative	CCC+	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	As of December 31,		percentage change
	2009	2008	2009 vs. 2008
ASSETS
Available-for-sale debt securities, at fair value	$10,345.5	$9,826.4	$519.1	5%
Available-for-sale equity securities, at fair value	25.2	25.2	—	—
Venture capital partnerships, at equity in net assets	188.6	200.8	(12.2)	(6%)
Policy loans, at unpaid principal balances	2,324.4	2,477.5	(153.1)	(6%)
Other investments	539.7	616.9	(77.2)	(13%)
Fair value option investments	69.3	84.1	(14.8)	(18%)
	13,492.7	13,230.9	261.8	2%
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0	(148.0)	(100%)
Total investments	13,492.7	13,378.9	113.8	1%
Cash and cash equivalents	257.7	377.0	(119.3)	(32%)
Accrued investment income	176.4	203.3	(26.9)	(13%)
Receivables	356.6	358.0	(1.4)	—
Deferred policy acquisition costs	1,916.0	2,708.3	(792.3)	(29%)
Deferred income taxes	166.2	435.2	(269.0)	(62%)
Other assets	177.8	211.0	(33.2)	(16%)
Discontinued operations assets	3,620.8	4,276.8	(656.0)	(15%)
Separate account assets	4,418.1	3,860.1	558.0	14%
Total assets	$24,582.3	$25,808.6	$(1,226.3)	(5%)

LIABILITIES
Policy liabilities and accruals	$13,151.1	$13,932.9	$(781.8)	(6%)
Policyholder deposit funds	1,342.7	1,616.6	(273.9)	(17%)
Indebtedness	428.0	458.0	(30.0)	(7%)
Other liabilities	509.8	645.6	(135.8)	(21%)
Discontinued operations liabilities	3,601.5	4,185.1	(583.6)	(14%)
Non-recourse collateralized debt obligations	—	245.2	(245.2)	(100%)
Separate account liabilities	4,418.1	3,860.1	558.0	14%
Total liabilities	23,451.2	24,943.5	(1,492.3)	(6%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,628.6	2,627.7	0.9	—
Accumulated deficit	(1,146.7)	(839.5)	(307.2)	(37%)
Accumulated other comprehensive loss	(171.3)	(743.6)	572.3	77%
Treasury stock	(179.5)	(179.5)	—	—
Total stockholders’ equity	1,131.1	865.1	266.0	31%
Total liabilities and stockholders’ equity	$24,582.3	$25,808.6	$(1,226.3)	(5%)

2009 vs. 2008

Available-for-sale debt securities increased primarily due to improvement in unrealized losses from spread tightening in non-treasury sectors partially offset by higher treasury rates.

Policy loans decreased as policy surrenders increased over prior year resulting in repayment of outstanding loan balances.

Available-for-sale debt and equity securities pledged as collateral decreased to zero from the deconsolidation of the remaining two CDOs in the first quarter of 2009 with a corresponding decrease to zero in non-recourse collateralized debt obligations (see Note 9 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

Cash and cash equivalents decreased due to a shift in early 2009 from cash equivalents to investments in highly liquid securities that are classified as available-for-sale debt securities. Additionally, the Company began shifting to longer-term investments late in 2009 as our liquidity needs have lessened.

The deferred policy acquisition cost decrease was primarily driven by universal life and traditional life blocks of business which had significantly lower unrealized losses on debt securities.

The deferred income tax asset decreased due to the net increase in the valuation allowance and the effect of significant net unrealized appreciation in available-for-sale securities.

Other assets decreased as a result of depreciation and amortization of premises and equipment as well as a decrease in investment receivables.

Discontinued operations assets decreased primarily related to a significant withdrawal from a group annuity contract from PFG’s separate account assets.

The increase in separate account assets was primarily attributable to market appreciation.

Liabilities and Stockholders’ Equity

The decrease in policyholder deposit funds was primarily attributable to an increase in cost of insurance charges, higher surrenders and lower sales of universal life funds on deposit.

Non-recourse collateralized debt obligations decreased to zero from the deconsolidation of the remaining two CDOs in the first quarter of 2009 (see Note 9 to our consolidated financial statements included under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K) with a corresponding decrease to zero in available-for-sale debt and equity securities pledged as collateral.

The decrease in other liabilities was attributable to a reduction in investments payable as well as a reduction in pension and tax liabilities due to the announced freeze of our defined benefit pension plans effective March 31, 2010.

Discontinued operations liabilities decreased primarily related to a significant withdrawal from a group annuity contract from PFG’s separate account assets.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	As of December 31,		percentage change
($ in millions)	2009	2008	2009 vs. 2008

Variable universal life	$275.1	$324.2	$(49.1)	(15%)
Universal life	888.3	1,215.3	(327.0)	(27%)
Variable annuities	243.6	310.9	(67.3)	(22%)
Fixed annuities	8.3	10.4	(2.1)	(20%)
Traditional life	500.7	847.5	(346.8)	(41%)
Total deferred policy acquisition costs	$1,916.0	$2,708.3	$(792.3)	(29%)

See Note 6 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in millions)	As of December 31, 2009
	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Contractual Obligations Due
Indebtedness, including interest payments	$1,155.5	$31.4	$62.7	$62.7	$998.7
Operating lease obligations(1)	25.2	2.9	4.2	3.8	14.3
Other purchase liabilities(2)	138.8	33.7	46.5	39.6	19.0
Policyholder contractual obligation(3)	49,724.5	2,572.1	4,615.9	4,354.6	38,181.9
Total contractual obligations(4)	$51,044.0	$2,640.1	$4,729.3	$4,460.7	$39,213.9

Commercial Commitment Expirations
Standby letters of credit(5)	$1.5	$—	$—	$—	$1.5
Other commercial commitments(6)	293.7	95.6	117.0	72.5	8.6
Total commercial commitments	$295.2	$95.6	$117.0	$72.5	$10.1

———————

(1)

Future operation lease obligations include amounts for leased property of our private placement discontinued operations of $0.4 million in 2010 and $0.1 million in 2011.

(2)

Other purchase liabilities relate to open purchase orders and other contractual obligations. This amount does not include our expected pension contribution of approximately $29 million in 2010. See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on pension and other postretirement benefits.

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

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Included in the amounts above are policyholder dividends generated by estimated favorable future investment and mortality, in excess of guaranteed amounts for our closed block. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2009 consolidated balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(4)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.1 million of unrecognized tax benefits have been excluded from this table. See Note 15 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on unrecognized tax benefits.

(5)

Our standby letters of credit automatically renew on an annual basis.

(6)

Other commercial commitments relate to agreements to fund venture capital partnerships. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Commitments Related to Recent Business Combinations

PFG Holdings, Inc. (“PFG”)

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. In November 2007, we amended the original purchase agreement to extend the term for achievement of performance targets related to additional purchase consideration through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As of December 31, 2009, the performance targets that required additional cash payments were not achieved and no remaining obligation existed relating to the purchase agreement.

Obligations Related to Pension and Postretirement Employee Benefit Plans

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. Employee benefit expense related to these plans totaled $46.7 million, $23.5 million and $26.1 million for 2009, 2008 and 2007, respectively.

We have three defined benefit pension plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust, while the supplemental plans are unfunded.

Funded Status of Qualified and Non-Qualified	Employee Plan		Supplemental Plans
Pension Plans:	As of December 31,
($ in millions)	2009	2008	2009	2008

Plan assets, end of year	$387.0	$357.8	$—	$—
Projected benefit obligation, end of year	(548.3)	(533.0)	(130.4)	(132.5)
Plan assets less than projected benefit obligations, end of year	$(161.3)	$(175.2)	$(130.4)	$(132.5)

The changes in the projected benefit obligations of the employee plan and the supplemental plans at December 31, 2009 as compared to December 31, 2008 are principally the result of accrued service cost and interest cost.

We made payments totaling $3.6 million to the pension plans during 2009. We made no payments to the pension plans during 2008. Over the next 12 months, Phoenix Life expects to make contributions of approximately $29 million, of which approximately $17 million will be funded in the first quarter of 2010. In December 2009, we announced that, effective March 31, 2010, we are freezing all benefit accruals under our funded and unfunded defined benefit plans.

We also have a postretirement benefit plan, which is unfunded and had projected benefit obligations of $(61.6) million and $(66.1) million as of December 31, 2009 and 2008, respectively.

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

See Note 17 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K. See Note 12 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on variable interest entities.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of December 31, 2009, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) decreased from $853.7 million at December 31, 2008 to $576.9 million at December 31, 2009. The principal factors resulting in this decrease were losses from operations of $33.1 million, net realized losses of $145.6 million, unrealized investment losses of $102.7 million and changes in deferred taxes and non-admitted assets of $58.0 million.

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

The estimated risk-based capital of Phoenix Life as of December 31, 2009 was in excess of 200% of the Company Action Level.

Statutory results are preliminary until filed with the regulatory authorities.

See Note 21 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K regarding the Life Companies’ statutory financial information and regulatory matters.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

For information about our management of market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.”

Item 8.

Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are presented beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-1 through F-2.

Changes in Internal Control over Financial Reporting

As disclosed in the Company’s annual and quarterly reports filed with the SEC during 2009, management had previously concluded that as of December 31, 2008, the Company had a material weakness in its internal control over financial reporting, specifically those controls designed to ensure proper accounting for income taxes, including the allocation of the Company’s income tax expense (benefit) among income (loss) from continuing operations, income (loss) from discontinued operations and other comprehensive income (loss).

By the end of the fourth quarter of 2009, all of the control enhancements related to accounting for income taxes that were put in place during the year had operated effectively for a period of time sufficient to enable management to conclude that the material weakness had been remediated. These enhancements included the improvement of the processes and controls related to its effective tax rate reconciliation, the allocation of the income tax expense (benefit) and other supporting tax workpapers and the application of tax accounting guidance relevant to the Company.

Management has concluded that as of December 31, 2009, these corrective actions have remediated the Company’s previously reported material weakness in internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405 and paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K, except for Item 401 with respect to the executive officers as disclosed below, is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2010 annual meeting of shareholders, or our 2010 Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and under the sections entitled: “Proposal 1: Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Charter and Report”.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of Phoenix. All ages are as of March 1, 2010.

JAMES D. WEHR, age 52, has been President and Chief Executive Officer since April 2009. Previously, Mr. Wehr served as Senior Executive Vice President and Chief Investment Officer of the Company since February 2007, Executive Vice President and Chief Investment Officer of the Company since February 2005 and as Senior Vice President and Chief Investment Officer of the Company and Phoenix Life since January 1, 2004. Prior to that, Mr. Wehr was Senior Managing Director and Portfolio Manager of Virtus from 1995 through 2003. Mr. Wehr joined the Company in 1981 and held a series of increasingly senior investment positions prior to 1995.

PETER A. HOFMANN, age 51, has been Senior Executive Vice President and Chief Financial Officer of the Company since November 2007. Previously, Mr. Hofmann served as Executive Vice President, head of the Office of the Chairman and Strategic Relations and Chief Strategic Officer of the Company since February 2007, and as Senior Vice President and Chief Strategic Officer of the Company since January 2004. Mr. Hofmann joined the Company in 2001 to establish the investor relations function and to prepare the Company for its demutualization and initial public offering.

PHILIP K. POLKINGHORN, age 52, has been Senior Executive Vice President and President, Life and Annuity of the Company since February 2007. Previously, Mr. Polkinghorn served as Executive Vice President, Life and Annuity of the Company since March 2004. Prior to joining the Company in 2004, Mr. Polkinghorn had been Vice President of Sun Life Financial Company since 2001 with responsibility for the overall management of its annuity business.

CHRISTOPHER M. WILKOS, age 52, has been Executive Vice President and Chief Investment Officer of the Company since April 2009. Previously, Mr. Wilkos served as Senior Vice President of Corporate Portfolio Management since March 2001 and Vice President of Corporate Portfolio Management since January 1998. Prior to that, he was Director of Corporate Portfolio Management since March 1997.

MICHAEL E. HANRAHAN, age 48, was appointed as the Company’s Chief Accounting Officer in February 2010. Mr. Hanrahan had previously held the position of Vice President, Corporate Controller since he joined the Company in November 2008. Prior to that, he had served as Vice President, Corporate Controller of Allied World Assurance Company since 2006 and Vice President, Retirement Division Controller of Prudential Financial since April 2004. Prior to that, Mr. Hanrahan held a series of increasingly senior roles in CIGNA’s retirement and investment businesses since March 1996.

Code of Ethics

We have a code of ethics (the “Code of Conduct”) that is applicable to all of our Company directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct may be reviewed on our web site at www.phoenixwm.com, in the Investor Relations section. The latest amendments to the Code of Conduct will be reflected, together with a description of the nature of any amendments, other than ones that are technical, administrative or non-substantive, on the above web site. In the event we ever waive compliance with the Code of Conduct by our principal executive officer, our principal financial officer, or our principal accounting officer, we will disclose the waiver on that web site. Copies of our Code of Conduct may also be obtained without charge by sending a request either by mail to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056, or by e-mail to: corporate.secretary@phoenixwm.com.

Item 11.

Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled: “Compensation of Executive Officers”, “Compensation Committee Charter, Processes, Interlocks and Report” and “Compensation of Directors” of our 2010 Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Ownership of Common Stock” of our 2010 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the Company’s 2009 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance. In connection with the dividend related to the spin-off of Virtus, effective December 31, 2008, outstanding stock option and non-vested RSU awards were modified through the issuance of additional stock options and RSUs and the adjustment of the stock option exercise prices for existing awards. For each award outstanding, the aggregate intrinsic value of the award immediately after the modification was the same as the aggregate intrinsic value immediately before the modification. The modifications were structured to preserve the value of the awards upon completion of the spin-off and, accordingly, resulted in no additional compensation cost. Also in connection with the spin-off dividend, non-vested awards to Virtus employees were cancelled. As such, unless noted otherwise, the figures listed in the table below and the accompanying footnotes reflect the status of our equity compensation plans after these modifications were made.

	(A)	(B)	(C)
			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise	issue price of	future issuance under
Plan Category	of outstanding options,	outstanding options,	equity compensation plans,
	warrants and rights	warrants and rights(1)	excluding securities
			reflected in Column (A)
Equity compensation plans approved by the Company’s shareholders:
– 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan(2)	1,287,227 (3)	N/A	1,608,503
Equity compensation plans not approved by the Company’s shareholders:
– Stock Incentive Plan(4)	4,253,805 (5)	$11.21	1,249,542
– Directors Stock Plan(6)	142,974 (7)	$13.98	864,815
Total plans not approved by shareholders	4,396,779	$11.30	2,114,357
Total	5,684,006	$11.30	3,722,860

———————

(1)

Does not take RSUs into account.

(2)

A copy of the 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan was filed as Exhibit 10.22 to our first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008.

(3)

This figure consists of the shares underlying 553,111 RSUs that vest over time, 286,753 RSUs that are subject to performance contingencies and 447,363 RSUs that are subject to no contingencies (but which are not currently convertible).

(4)

A copy of the Stock Incentive Plan was filed as Exhibit 10.2 to the first quarter 2008 Form 10-Q filed by the Company with the SEC on May 8, 2008. The first amendment to the Stock Incentive Plan was filed as Exhibit 10.2 to our 2008 Annual Report on Form 10-K filed by the Company with the SEC on March 5, 2009. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

Under the Company’s Stock Incentive Plan, the Compensation Committee (or if the committee delegates such authority to the CEO) (the “Committee”) may grant stock options to officers and employees of the Company and its subsidiaries. The maximum number of shares issuable under the plan with respect to officers and employees of the Company other than Phoenix Investment Partners, Ltd. (now Virtus Investment Partners, Inc., which was spun off by the Company on December 31, 2008, and hereinafter “Virtus”),(including those who are also employees, officers or directors of Virtus and those individuals who were officers or employees of the Company on April 17, 2000) is the aggregate of 5% (approximately 5.25 million prior to adjustment for the spin-off of Virtus) of the shares outstanding on June 26, 2001 (approximately 105 million shares) reduced by the shares issuable pursuant to options or other awards granted under the Company’s Directors Stock Plan and, with respect to officers and employees of Virtus (other than those officers, employees or insurance agents described above), 1% (approximately 1.05 million prior to adjustment for the spin-off of Virtus) of the shares outstanding on June 26, 2001. During any five-year period, no participant may be granted options in respect of more than 5% of the shares available for issuance under the plan. The Board may terminate or amend the plan, but such termination or amendment may not adversely affect any outstanding stock options without the consent of the affected participant. The plan will continue in effect until it is terminated by the Board or until no more shares are available for issuance.

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

(5)

This figure consists of the shares which underlie the options issued under the Stock Incentive Plan (3,073,266 of which are fully vested and 1,180,539 of which are subject to vesting with the passage of time).

(6)

A copy of the Directors Stock Plan was filed as Exhibit 10.6 to the 2008 Form 10-Q filed by the Company on May 8, 2008. The following summary of the material features of the plan is qualified in its entirety by reference to the full text of the plan, which is hereby incorporated by reference.

Under the Directors Stock Plan, the Board of Directors may grant options to outside directors, provided that the aggregate number of shares issuable pursuant to options will not exceed 0.5% of the total shares outstanding on June 26, 2001, or 524,843 shares. Each option entitles the holder to acquire one share of our Common Stock at the stated exercise price. The exercise price per share will not be less than the fair market value of a share on the day such option is granted and the option will be exercisable from the day the option is granted until the earlier of the tenth anniversary of such grant date or the third anniversary of the day the outside director ceases to provide services for the Company. Under the Directors Stock Plan, the Board of Directors may require the outside directors to receive up to one-half of their directors fees in shares instead of cash and the outside directors may elect to receive any portion of such fees in shares instead of cash. The aggregate number of shares that may also be issued in lieu of cash fees may not exceed 524,046 shares, bringing the total available under this plan to 1,048,889 shares.

(7)

This figure consists of the shares which underlie the options issued under the Directors Stock Plan.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled “Proposal 1: Election of Directors” of our 2010 Proxy Statement.

Item 14.

Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Proposal 2: Ratification of the Appointment of our Independent Registered Public Accounting Firm” of our 2010 Proxy Statement.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Annual Report on Form 10-K include:

1.

Financial Statements. The financial statements listed in Part II of the Table of Contents to this Annual Report on Form 10-K are filed as part of this Annual Report on Form 10-K;

2.

Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto; and

3.

Exhibits. The exhibits listed under the caption “Exhibit Index” herein are filed as part of this Annual Report on Form 10-K. Exhibit numbers 10.1 through 10.53 are management contracts or compensatory plans or arrangements.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, we hereby give notice that, in connection with the filing of this Annual Report on Form 10-K, we do not intend to file as exhibits copies of our instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PHOENIX COMPANIES, INC.
(Registrant)

Dated:	March 2, 2010	By:	/s/ James D. Wehr
James D. Wehr
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 2, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 2, 2010	By:	/s/ Michael E. Hanrahan
Michael E. Hanrahan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 2, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

*	*
Martin N. Baily, Director	Jerry J. Jasinowski, Director

*	*
Arthur P. Byrne, Director	Thomas S. Johnson, Chairman

*	*
Sanford Cloud, Jr., Director	Augustus K. Oliver, II, Director

*	*
Gordon J. Davis, Director	James D. Wehr, Director

*	*
John H. Forsgren, Jr., Director	Arthur F. Weinbach, Director

*
Ann Maynard Gray, Director

*By: /s/ John T. Mulrain
John T. Mulrain
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  The Phoenix Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of The Phoenix Companies, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, subsequent to the first quarter of 2009, the Company has had minimal sales of life and annuity products. As discussed in Note 28 to the consolidated financial statements, the Company had downgrades from two rating agencies.

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

To the Board of Directors and Stockholders of

  The Phoenix Companies, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 1, 2010

THE PHOENIX COMPANIES, INC.

Consolidated Balance Sheets

($ in millions, except share data)

December 31, 2009 and 2008

	2009	2008
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,670.5 and $11,471.8)	$10,345.5	$9,826.4
Available-for-sale equity securities, at fair value (amortized cost of $24.4 and $24.3)	25.2	25.2
Venture capital partnerships, at equity in net assets	188.6	200.8
Policy loans, at unpaid principal balances	2,324.4	2,477.5
Other investments	539.7	616.9
Fair value option investments	69.3	84.1
	13,492.7	13,230.9
Available-for-sale debt and equity securities pledged as collateral, at fair value	—	148.0
Total investments	13,492.7	13,378.9
Cash and cash equivalents	257.7	377.0
Accrued investment income	176.4	203.3
Receivables	356.6	358.0
Deferred policy acquisition costs	1,916.0	2,708.3
Deferred income taxes	166.2	435.2
Other assets	177.8	211.0
Discontinued operations assets	3,620.8	4,276.8
Separate account assets	4,418.1	3,860.1
Total assets	$24,582.3	$25,808.6

LIABILITIES:
Policy liabilities and accruals	$13,151.1	$13,932.9
Policyholder deposit funds	1,342.7	1,616.6
Indebtedness	428.0	458.0
Other liabilities	509.8	645.6
Discontinued operations liabilities	3,601.5	4,185.1
Non-recourse collateralized obligations	—	245.2
Separate account liabilities	4,418.1	3,860.1
Total liabilities	23,451.2	24,943.5

COMMITMENTS AND CONTINGENCIES (NOTES 22, 23 & 24)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 115.7 million and 114.4 million shares outstanding	1.3	1.3
Additional paid-in capital	2,627.3	2,626.4
Accumulated deficit	(1,146.7)	(839.5)
Accumulated other comprehensive loss	(171.3)	(743.6)
Treasury stock, at cost: 11.3 million and 12.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,131.1	865.1
Total liabilities and stockholders’ equity	$24,582.3	$25,808.6

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Income and Comprehensive Income

($ in millions, except per share data)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES:
Premiums	$684.2	$765.9	$798.3
Fee income	648.1	601.3	499.4
Net investment income	787.2	913.1	1,057.4
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(201.5)	(245.0)	(51.9)
Portion of OTTI losses recognized in other comprehensive income	93.1	—	—
Net OTTI losses recognized in earnings	(108.4)	(245.0)	(51.9)
Net realized investment gains (losses), excluding OTTI losses	6.2	(50.8)	45.9
Net realized investment gains (losses)	(102.2)	(295.8)	(6.0)
Total revenues	2,017.3	1,984.5	2,349.1

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	1,279.9	1,362.3	1,312.4
Policyholder dividends	226.8	207.5	380.0
Policy acquisition cost amortization	260.6	406.0	192.9
Interest expense on indebtedness	33.1	36.7	44.2
Interest expense on non-recourse collateralized obligations	—	11.8	15.4
Other operating expenses	303.5	254.9	270.1
Total benefits and expenses	2,103.9	2,279.2	2,215.0
Income (loss) from continuing operations before income taxes	(86.6)	(294.7)	134.1
Income tax expense (benefit)	109.1	(118.2)	20.4
Income (loss) from continuing operations	(195.7)	(176.5)	113.7
Income (loss) from discontinued operations, net of income taxes	(123.3)	(549.5)	3.9
Net income (loss)	$(319.0)	$(726.0)	$117.6

EARNINGS (LOSS) PER SHARE:
Earnings (loss) from continuing operations – basic	$(1.68)	$(1.54)	$1.00
Earnings (loss) from continuing operations – diluted	$(1.68)	$(1.54)	$0.98
Earnings (loss) from discontinued operations – basic	$(1.06)	$(4.81)	$0.03
Earnings (loss) from discontinued operations – diluted	$(1.06)	$(4.81)	$0.03
Net earnings (loss) – basic	$(2.74)	$(6.35)	$1.03
Net earnings (loss) – diluted	$(2.74)	$(6.35)	$1.01
Basic weighted-average common shares outstanding (in thousands)	116,473	114,382	114,091
Diluted weighted-average common shares outstanding (in thousands)	116,473	114,382	115,989

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(319.0)	$(726.0)	$117.6
Net unrealized investment gains (losses)	570.1	(530.5)	(58.8)
Portion of OTTI losses recognized in other comprehensive income	(60.5)	—	—
Net unrealized other gains (losses)	58.1	(84.7)	(4.4)
Net unrealized derivative instruments gains (losses)	(4.0)	9.8	(0.3)
Other comprehensive income (loss)	563.7	(605.4)	(63.5)
Comprehensive income (loss)	$244.7	$(1,331.4)	$54.1

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Cash Flows

($ in millions)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Premiums collected	$664.2	$770.5	$776.2
Fee income collected	636.8	602.1	525.8
Investment income collected	864.8	915.7	980.9
Policy benefits paid, excluding policyholder dividends	(2,005.1)	(1,148.3)	(931.1)
Policyholder dividends paid	(318.5)	(347.3)	(338.4)
Policy acquisition costs paid	(67.6)	(397.9)	(461.3)
Interest expense on indebtedness paid	(34.9)	(37.4)	(44.6)
Interest expense on collateralized obligations paid	—	(11.6)	(16.5)
Other operating expenses paid	(294.3)	(262.8)	(250.0)
Income taxes (paid) refunded	(2.5)	(0.4)	3.1
Cash from (for) continuing operations	(557.1)	82.6	244.1
Discontinued operations, net	(25.9)	(29.5)	17.6
Cash from (for) operating activities	(583.0)	53.1	261.7

INVESTING ACTIVITIES:
Investment purchases	(8,244.2)	(5,632.1)	(4,346.9)
Investment sales, repayments and maturities	8,810.9	6,018.1	4,791.6
Policy loan repayments (advances), net	153.1	(130.7)	(51.1)
Debt and equity securities pledged as collateral sales	—	39.8	33.3
Subsidiary purchases	—	—	(5.0)
Premises and equipment additions	(5.4)	(17.9)	(19.6)
Premises and equipment disposals	—	8.3	—
Effect of deconsolidation of collateralized debt obligations	(7.3)	—	—
Discontinued operations, net	(46.8)	3.0	24.1
Cash from investing activities	660.3	288.5	426.4

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	636.6	761.1	745.9
Policyholder deposit fund withdrawals	(818.8)	(1,070.2)	(1,167.4)
Indebtedness repayments	(14.6)	(163.6)	—
Collateralized obligations repayments	—	(40.7)	(23.3)
Common stock dividends paid	—	(18.4)	(18.4)
Proceeds from stock options exercised	—	0.3	1.4
Discontinued operations, net	0.2	35.0	(57.2)
Cash for financing activities	(196.6)	(496.5)	(519.0)
Change in cash and cash equivalents	(119.3)	(154.9)	169.1
Cash and cash equivalents, beginning of year	377.0	531.9	362.8
Cash and cash equivalents, end of year	$257.7	$377.0	$531.9

Included in cash and cash equivalents above is cash pledged as collateral of $0.0 million, $7.3 million, and $12.0 million at December 31, 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

($ in millions, except share data)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
COMMON STOCK:
Balance, beginning of year	$1.3	$1.3	$1.3
Common shares issued	—	—	—
Balance, end of year	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,626.4	$2,616.1	$2,600.3
Issuance of shares and compensation expense on stock compensation awards	0.9	10.3	14.7
Tax benefit on employee stock options and awards	—	—	1.1
Balance, end of year	$2,627.3	$2,626.4	$2,616.1

ACCUMULATED DEFICIT:
Balance, beginning of year	$(839.5)	$(20.7)	$(115.9)
Adjustment for initial application of accounting changes	11.8	(2.9)	(4.0)
Net income (loss)	(319.0)	(726.0)	117.6
Common stock dividend ($0.16 per share)	—	(18.8)	(18.4)
Spin-off dividend distribution	—	(71.1)	—
Balance, end of year	$(1,146.7)	$(839.5)	$(20.7)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(743.6)	$(138.2)	$(74.7)
Other comprehensive income (loss)	563.7	(605.4)	(63.5)
Adjustment for initial application of accounting changes	8.6	—	—
Balance, end of year	$(171.3)	$(743.6)	$(138.2)

TREASURY STOCK, AT COST:
Balance, beginning of year	$(179.5)	$(179.5)	$(179.5)
Change in treasury stock	—	—	—
Balance, end of year	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of year	$865.1	$2,279.0	$2,231.5
Change in stockholders’ equity	266.0	(1,413.9)	47.5
Stockholders’ equity, end of year	$1,131.1	$865.1	$2,279.0

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Consolidated Financial Statements

($ in millions, except per share and per unit data)

Years Ended December 31, 2009, 2008 and 2007

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

The Phoenix Companies, Inc. is a holding company and our operations are conducted through subsidiaries, principally Phoenix Life Insurance Company and PHL Variable Insurance Company. We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. We have eliminated significant intercompany accounts and transactions in consolidating these financial statements.

Effective December 31, 2008, we distributed our interest in our asset management subsidiary, Virtus Investment Partners, Inc. (“Virtus”), formerly known as Phoenix Investment Partners, Ltd., to PNX’s shareholders in a spin-off dividend. See Note 20 for further information regarding the spin-off transaction. We have reflected the results of Virtus prior to the distribution in discontinued operations in these financial statements.

Prior to the spin-off of Virtus, we reported our results in two operating segments. In addition to the two segments, we separately reported corporate operations that were not allocated to operating segments. Effective with the spin-off, we revised our reportable segments to report all of our results, including corporate operations, in one reporting unit.

In 2009, we reported the results of our private placement operation as discontinued operations. As such, the consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. For comparative purposes, we have reclassified our prior period financial presentation to conform to this change.

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 12 to these financial statements. Significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of goodwill; valuation of investments in debt and equity securities and venture capital partnerships; valuation of deferred tax assets; pension and other post-employment benefits liabilities; and accruals for contingent liabilities.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Risks Associated with Current Economic Market Conditions and Industry Trends

The risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the likely continuation of these conditions through 2010. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products and result in higher lapses or surrenders of life and annuity products. More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions may result in a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability of premium financing suggest that the reasons for purchasing our products are changing. At the same time, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Adoption of New Accounting Standards

Measuring the Fair Value of Alternative Investments

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued amending guidance ASC 820, Fair Value Measurements and Disclosures, which provides a practical expedient in estimating the fair value of certain alternative investments. Under the practical expedient, entities are permitted to use net asset value (“NAV”) without adjustment unless it is probable the investment will be sold at something other than NAV. New disclosures of the attributes of all investments within the scope of this guidance is also required, regardless of whether the practical expedient was used to measure the fair value of any of its investments. The adoption of this new accounting guidance as of December 31, 2009 had no material effect on our consolidated financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June, 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all nongovernmental entities. The Codification is the single source of authoritative accounting principles for nongovernmental entities. The Codification supersedes all existing authoritative literature, except for rules and interpretive releases of the SEC for registrants. The adoption of this new accounting guidance in the third quarter of 2009 had no material effect on our consolidated financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, we adopted new guidance issued by the FASB related to determining fair value in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. This accounting guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, provides additional guidance for determining fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of this new accounting guidance had no material effect on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, we adopted new accounting guidance issued by the FASB which amended other-than-temporary impairments guidance and modified the presentation and disclosure requirements for other-than-temporary impairments of debt securities. This accounting guidance, which is now a part of ASC 320, Investments – Debt & Equity Securities, modified the existing requirement from the intent and ability to hold a debt security, to an assessment of whether the Company intends to sell or if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery in value. This accounting guidance also modified the presentation of other-than-temporary impairments for certain debt securities for the bifurcation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. In addition to the changes in measurement and presentation, the disclosures related to other-than-temporary impairments related to debt securities are expanded, with all such disclosures required for both interim and annual periods.

Adoption of this guidance was effective for interim periods ending after June 15, 2009, with optional early adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Upon adoption of this guidance, we calculated the credit and non-credit components of previously recognized other-than-temporary impairments and recorded the related impact as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment included related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $20.4 million after offsets and is reflected in stockholders’ equity. The cumulative effect consisted of a decrease to accumulated deficit of $11.8 million after offsets and a decrease to accumulated other comprehensive loss of $8.6 million after offsets, and included an adjustment of $12.6 million to the deferred tax valuation allowance

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued updated the interim disclosure guidance, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance, which is now a part of ASC 825, Financial Instruments, also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of this guidance in the second quarter of 2009 resulted in additional disclosures but, otherwise, had no material effect on our consolidated financial statements.

Beneficial Interests in Securitized Financial Assets

In January 2009, the FASB issued amended impairment guidance related to beneficial interests in securitized financial assets. The amended guidance, which is now part of ASC 325, Investment, requires that management judgment be used in assessing the probability that an adverse change in future cash flows has occurred rather than exclusively relying upon market participant assumptions. Our adoption of this guidance in the first quarter of 2009 had no material effect on our consolidated financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Employers’ Disclosures about Postretirement Benefit Plan Assets

In January 2009, the FASB issued guidance which expands the disclosures related to postretirement benefit plan assets. The guidance, which is now a part of ASC 715, Compensation – Retirement Benefits, adds required disclosures about investment allocation decisions made by management, major categories of plan assets, and significant concentrations of risk. Additionally, the new guidance requires an employer to disclose the level of the fair value hierarchy into which plan assets fall, information about the inputs that valuation techniques used to measure the fair value of plan assets, and a reconciliation of the beginning and ending balances of plan assets in Level 3 of the fair value hierarchy. Our adoption of this guidance as of December 31, 2009 had no material effect on our consolidated financial statements.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued amended guidance related to the transfer of financial assets and interests in variable interest entities. This guidance, which is now a part of ASC 810, Consolidation, requires public entities to provide additional disclosures about transfers of financial assets. The expanded guidance also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. Our adoption in the first quarter of 2009 had no material effect on our consolidated financial statements.

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued an update to existing credit derivative guarantee guidance. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, introduced new disclosure requirements for credit derivatives and certain guarantees. Our adoption in the first quarter of 2009 resulted in additional disclosures but, otherwise, had no material effect on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued updated guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share. This updated guidance, which is now a part of ASC 260, Earnings Per Share, was adopted as of January 1, 2009. Our adoption had no material effect on our consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated guidance on the requirements for the presentation of minority interests and for deconsolidation accounting. This updated guidance, which is now a part of ASC 810, Consolidation, was adopted as of January 1, 2009. Our adoption had no material effect on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued new guidance which gave entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. This guidance, which is now a part of ASC 825, Financial Instruments, requires subsequent changes in fair value to be recorded in earnings. In addition, this guidance allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted this guidance as of January 1, 2008 with no net effect to equity, as further described below.

We elected to apply the fair value option to available-for-sale equity securities with a fair value of $74.6 million at January 1, 2008. These securities back our deferred compensation liabilities. Previously, changes in the fair value of the securities were recorded in other comprehensive income while changes in the liability were recorded in earnings. Electing the fair value option resulted in a decrease to accumulated other comprehensive loss and an offsetting increase to accumulated deficit of $2.9 million, net of tax, and allows us to mitigate the associated accounting volatility. Following election of the fair value option, changes in the fair value of these securities are recorded in earnings.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Fair Value Measurements

In September 2006, the FASB issued new guidance concerning fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value when required under existing accounting standards. The framework consists of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted this guidance effective January 1, 2008 with no material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted

Amendments to Consolidation Guidance for Variable Interest Entries

In June 2009, the FASB issued guidance to ASC 810, Consolidation, which amends consolidation requirements applicable to variable interest entities (“VIE”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity by replacing the quantitative approach previously required with a qualitative approach. An entity would be considered a primary beneficiary and consolidate a VIE when the entity has both of the following characteristics; (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The new guidance also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE.

This revised guidance is effective for all VIEs owned on, or formed after, January 1, 2010. In preparation for adoption of this amended guidance, we have evaluated our investment portfolio including venture capital partnerships, collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), and other structures and entities to identify any variable interests. Furthermore, for any variable interests identified we assessed based on the applicable criteria if we could potentially be the primary beneficiary.

Based upon this assessment, although we have investments in various variable interest entities, we are not the primary beneficiary based on the facts and circumstances of the contractual arrangements and the applicable criteria. Our qualifying variable interests primarily consist of private equity holdings in limited partnerships in which we participate in a proportionate share of the entities’ earnings, but our influence on the economic activities of the partnerships is insignificant. In addition, we do not have exposure to liquidity arrangements, guarantees, structured products, derivatives, securitizations or other third party commitments that would require analysis based upon amended guidance. Given this information, we expect to adopt this guidance effective January 1, 2010 with no material effect on our consolidated financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance to ASC 860, Transfers and Servicing. The amended guidance eliminates the concept of qualifying special-purpose entities and changes requirements for when a financial asset should be derecognized. Additional disclosures are also required on risk related to a transferor’s continuing involvement in transferred financial assets. Adoption of this guidance on January 1, 2010 will not have a material effect on our consolidated financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Significant Accounting Policies

Investments

Debt and Equity Securities

Our debt and equity securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of other comprehensive income, net of the closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable deferred income taxes.

Venture Capital Partnerships

We utilize the equity method of accounting, initially recording the investment at cost and subsequently adjusting the carrying amount of the investment to recognize our share of the earnings or losses. We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships. Recognition of net investment income is generally on a three-month delay due to the lag in availability of the related financial statements.

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

Net Investment Income

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

Other-Than-Temporary Impairments on Available-for-Sale Securities

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in other comprehensive income. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery, and

•

the financial condition and near term prospects of the issuer.

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

On a quarterly basis, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with original maturities of three months or less.

Deferred Policy Acquisition Costs and Present Value of Future Profits

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

2.

Basis of Presentation and Significant Accounting Policies (continued)

We amortize deferred policy acquisition costs and present value of future profits based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimate gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are then projected for the estimated lives of the contracts within each cohort. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2009 and 2008.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models together with actual experience. Actual gross profits that vary from management’s initial estimates in a given reporting period result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct comprehensive assumption reviews, typically during the fourth quarter of each year. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

Goodwill and Other Intangible Assets

For goodwill and other intangible assets, we perform impairment tests on an annual basis or in the event there is a reason to believe their fair values have been impaired. We compare the calculated fair value to the recorded values and record an impairment, if warranted. As of December 31, 2009, we had no goodwill recorded on our balance sheet and intangible assets of $0.7 million related to continuing operations and $2.5 million related to discontinued operations.

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

Policy Liabilities and Accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future benefit liabilities for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

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

Amounts received as payment for interest sensitive life contracts, deferred annuities and contracts without life contingencies are considered deposits and are not included in revenue. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts. Related benefit expenses include universal life benefit claims in excess of fund values, net investment income credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

Income Taxes

Income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryovers. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any increase or reduction in allowances in accordance with intraperiod allocation rules. We assess all significant tax positions to determine if a liability for uncertain tax position is necessary, and, if so, the impact on the current or deferred income tax balances. Also, if indicated, we recognize interest or penalties related to income taxes as a component of the income tax provision.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Pension and Other Post-Employment Benefits

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

3.

Business Combinations and Dispositions

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. In November 2007, we amended the original purchase agreement to extend the term for achievement of performance targets related to additional purchase consideration through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As of December 31, 2009 the performance targets that required additional cash payments were not achieved and no remaining obligation existed relating to the purchase agreement.

In the fourth quarter of 2009, we were actively pursuing the sale of PFG Holdings, Inc. and its subsidiaries, including AGL Life Assurance Company. On January 4, 2010, we signed a definitive agreement to sell PFG to Tiptree Financial Partners, LP and expect the transaction to close in the second quarter of 2010. However, we cannot assure that the transaction will close or that the closing will occur at the currently anticipated time. This transfer of ownership is subject to regulatory approval. Because of the expected divestiture, we have determined that these operations should be reflected as discontinued operations. As such, the consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. For comparative purposes, we have reclassified our prior period financial presentation to conform to this change. We recognized a loss of $22.7 million in 2009 on the anticipated sale.

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

4.

Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	As of December 31,
($ in millions)	2009	2008	Inception

Debt securities	$6,305.1	$6,011.4	$4,773.1
Equity securities	6.7	9.0	—
Mortgage loans	6.2	8.9	399.0
Venture capital partnerships	180.2	188.5	—
Policy loans	1,378.5	1,377.0	1,380.0
Other investments	142.8	153.3	—
Total closed block investments	8,019.5	7,748.1	6,552.1
Cash and cash equivalents	33.3	57.2	—
Accrued investment income	105.9	113.0	106.8
Receivables	53.3	49.5	35.2
Deferred income taxes	270.3	418.3	389.4
Other closed block assets	22.6	338.0	6.2
Total closed block assets	8,504.9	8,724.1	7,089.7
Policy liabilities and accruals	9,246.5	9,742.7	8,301.7
Policyholder dividends payable	297.8	311.1	325.1
Other closed block liabilities	57.9	72.0	12.3
Total closed block liabilities	9,602.2	10,125.8	8,639.1
Excess of closed block liabilities over closed block assets	$1,097.3	$1,401.7	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Years Ended
Policyholder Dividend Obligations:	From	December 31,
($ in millions)	Inception	2009	2008	2007
Closed block revenues
Premiums	$8,950.8	$647.0	$719.3	$745.6
Net investment income	5,420.9	457.8	523.1	571.6
Net realized investment losses	(241.6)	(43.8)	(124.4)	(0.6)
Total revenues	14,130.1	1,061.0	1,118.0	1,316.6
Policy benefits, excluding dividends	9,735.0	771.9	847.6	869.2
Other operating expenses	87.4	3.4	5.1	6.1
Total benefits and expenses, excluding policyholder dividends	9,822.4	775.3	852.7	875.3
Closed block contribution to income before dividends and income taxes	4,307.7	285.7	265.3	441.3
Policyholder dividends	(3,575.0)	(226.4)	(206.9)	(379.3)
Closed block contribution to income before income taxes	732.7	59.3	58.4	62.0
Applicable income tax expense	(255.2)	(21.7)	(19.2)	(20.9)
Closed block contribution to income	$477.5	$37.6	$39.2	$41.1

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,633.4	$226.4	$206.9	$379.3
Policyholder dividends provided through other comprehensive income	(16.4)	78.4	(128.0)	(121.5)
Additions to policyholder dividend liabilities	3,617.0	304.8	78.9	257.8
Policyholder dividends paid	(3,644.3)	(318.1)	(346.6)	(337.6)
Decrease in policyholder dividend liabilities	(27.3)	(13.3)	(267.7)	(79.8)
Policyholder dividend liabilities, beginning of year	325.1	311.1	578.8	658.6
Policyholder dividend liabilities, end of year	297.8	297.8	311.1	578.8
Policyholder dividends payable, end of year	(297.8)	(297.8)	(311.1)	(332.8)
Policyholder dividend obligation, end of year	$—	$—	$—	$246.0

As of December 31, 2009, the policyholder dividend obligation includes approximately $16.4 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Due to the downgrade of Scottish Re, we closely monitored the situation and reassessed the recoverability of the reinsurance recoverable during the interim reporting periods of 2009. As of December 31, 2009, we believe we have no material exposure to uncollected amounts from Scottish Re.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2009. Also included is the A.M. Best rating of each reinsurer as of February 26, 2010.

Principal Life Reinsurers:	As of December 31, 2009
	Reinsurance	Reinsurer’s
	Recoverable	A.M. Best
	Balances	Rating
	($ in millions)
RGA Reinsurance Company	$184.9	A +
Swiss Reinsurance Group(1)	$141.8	A
AEGON USA(2)	$120.6	A
Munich American Reassurance Co	$56.6	A +
Scottish Re US Inc	$56.2	E

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America Inc and Reassure America Life Insurance Co.

(2)

Transamerica Financial Life and Transamerica Life Insurance are both subsidiaries of AEGON.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Our current retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. We also assume reinsurance from other insurers.

Direct Business and Reinsurance in Continuing Operations:	Years Ended December 31,
($ in millions)	2009	2008	2007

Direct premiums	$887.0	$1,025.2	$886.6
Premiums assumed from reinsureds	11.3	13.5	13.6
Premiums ceded to reinsurers	(214.1)	(272.8)	(101.9)
Premiums	$684.2	$765.9	$798.3
Percentage of amount assumed to net premiums	1.7%	1.8%	1.7%

Direct policy benefits incurred	$695.6	$686.4	$547.6
Policy benefits assumed from reinsureds	17.0	(5.3)	17.9
Policy benefits ceded to reinsurers	(133.3)	(205.1)	(88.7)
Policy benefits	$579.3	$476.0	$476.8

Direct life insurance in force	$153,572.2	$164,604.6	$151,228.5
Life insurance in force assumed from reinsureds	1,552.3	2,022.3	1,937.0
Life insurance in force ceded to reinsurers	(98,990.1)	(105,344.0)	(92,660.8)
Life insurance in force	$56,134.4	$61,282.9	$60,504.7
Percentage of amount assumed to net insurance in force	2.7%	3.3%	3.2%

Our reinsurance program cedes various types of risks to other reinsurers primarily under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

5.

Reinsurance (continued)

We cede the majority of mortality risk on most new issues of term insurance. Effective October 1, 2009, PHL Variable Insurance Company and Phoenix Life and Annuity Company coinsured all the benefit risks, net of existing reinsurance, on the previously unreinsured portion of their term life business in force.

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders, withdrawals and policyholder dividends and other items, which total $927.4 million, $1,093.8 million and $1,215.6 million, net of reinsurance, for the years ended December 31, 2009, 2008 and 2007, respectively.

Irrevocable letters of credit aggregating $55.4 million at December 31, 2009 have been arranged with commercial banks in our favor to collateralize the ceded reserves. This includes $4.1 million of irrevocable letters of credit related to our discontinued group accident and health reinsurance operations.

We assume and cede business related to our discontinued group accident and health reinsurance operations. While we are not writing any new contracts, we are contractually obligated to assume and cede premiums related to existing contracts. See Note 23 to these financial statements for more information.

6.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2009	2008	2007

Policy acquisition costs deferred	$67.6	$339.6	$461.3
Costs amortized to expenses:
Recurring costs	(266.4)	(431.8)	(192.7)
Realized investment gains (losses)	5.8	25.8	(0.2)
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income	(587.0)	709.3	63.4
Cumulative effect of adoption of new guidance	(4.7)	—	—
Other	(7.6)	(0.5)	—
Change in deferred policy acquisition costs	(792.3)	642.4	331.8
Deferred policy acquisition costs, beginning of year	2,708.3	2,065.9	1,734.1
Deferred policy acquisition costs, end of year	$1,916.0	$2,708.3	$2,065.9

Upon completion of a study during the fourth quarter of 2009, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, cost of insurance charges, policy maintenance expenses, lapse experience, expense, net investment income. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. Additionally, we updated the lapse rate assumptions for annuities, decreasing the rates for variable annuities while increasing them for fixed annuities. We reflected a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulting in an increase in overall projected gross profits or margins. We also reflected the lower interest earned in investments, consistent with recent experience.

Upon completion of a study during the fourth quarter of 2008, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, lapse experience, expense, net investment income, premium persistency and cost of insurance charges. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. We also updated our projected separate account investment return assumption to the long term investment return as of January 1, 2009. The impact was to fully absorb the actual investment performance through December 31, 2008 into the amortization of deferred policy acquisition cost amortization and the projection of death benefit and other insurance benefit reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) riders. The greatest impact of the unlocking was on the annuity block, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization for the annuity block of $116.8 million and an increase in the GMIB and GMDB reserves of $11.3 million and $3.4 million, respectively.

6.

Deferred Policy Acquisition Costs (continued)

Upon completion of a study during the fourth quarter of 2007, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include lapse experience, investment margins and expenses. In our review to develop the best estimate, we examined our own experience and market conditions. We reflected higher interest earned in the investments, consistent with recent experience. Maintenance expenses were updated and reallocated among various lines of business. Additionally, we updated our system for calculating the death benefit and other insurance benefit reserves for guaranteed minimum death benefits, resulting in a release in the benefit reserve and a corresponding increase in deferred policy acquisition cost amortization for the quarter.

7.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for participating life insurance policies and universal life insurance policies. For universal life, this includes deposits received from customers and interest credited to their fund balances, which range from 1.4% to 5.0% as of December 31, 2009, less administrative and mortality charges.

Participating Life Insurance

Participating life insurance in force was 19.2% and 20.1% of the face value of total gross individual life insurance in force at December 31, 2009 and 2008, respectively.

8.

Investing Activities

Debt and Equity Securities

See Note 12 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities:	December 31, 2009		December 31, 2008
($ in millions)	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$540.7	$531.5	$608.2	$609.0
State and political subdivision	179.3	181.0	188.0	190.6
Foreign government	169.7	148.8	182.5	174.3
Corporate	5,825.9	5,862.2	5,814.7	6,770.0
Commercial mortgage-backed	986.7	1,036.5	925.5	1,088.4
Residential mortgage-backed	2,090.4	2,245.5	1,478.6	1,652.5
CDO/CLO	258.0	347.6	169.6	384.0
Other asset-backed	294.8	317.4	459.3	603.0
Available-for-sale debt securities	$10,345.5	$10,670.5	$9,826.4	$11,471.8

Amounts applicable to the closed block	$6,305.1	$6,340.4	$6,011.4	$6,796.7

Available-for-sale equity securities	$25.2	$24.4	$25.2	$24.3

Amounts applicable to the closed block	$6.7	$6.9	$9.0	$9.1

8.

Investing Activities (continued)

Unrealized Gains and Losses from General Account Securities:	As of December 31,
	2009		2008
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$27.0	$(17.8)	$23.8	$(24.6)
State and political subdivision	4.0	(5.7)	4.6	(7.2)
Foreign government	21.0	(0.1)	11.0	(2.8)
Corporate	239.0	(275.3)	43.0	(998.3)
Commercial mortgage-backed	22.1	(71.9)	2.4	(165.3)
Residential mortgage-backed	30.6	(185.7)	19.6	(193.5)
CDO/CLO	1.9	(91.5)	—	(214.4)
Other asset-backed	2.5	(25.1)	3.5	(147.2)
Debt securities gains (losses)	$348.1	$(673.1)	$107.9	$(1,753.3)
Debt securities net losses		$(325.0)		$(1,645.4)

Equity securities gains (losses)	$1.2	$(0.4)	$1.1	$(0.2)
Equity securities net gains (losses)	$0.8		$0.9

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	As of December 31,
($ in millions)	2009(1)	2008

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.1)	—
Commercial mortgage-backed	(4.1)	—
Residential mortgage-backed	(39.7)	—
CDO/CLO	(32.9)	—
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(80.8)	$—

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

8.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$42.6	$(1.4)	$51.1	$(16.4)	$93.7	$(17.8)
State and political subdivision	22.9	(0.2)	42.3	(5.5)	65.2	(5.7)
Foreign government	7.9	(0.1)	—	—	7.9	(0.1)
Corporate	298.5	(22.6)	1,428.8	(252.7)	1,727.3	(275.3)
Commercial mortgage-backed	112.3	(1.5)	297.9	(70.4)	410.2	(71.9)
Residential mortgage-backed	491.4	(14.6)	698.3	(171.1)	1,189.7	(185.7)
CDO/CLO	16.7	(8.3)	225.7	(83.2)	242.4	(91.5)
Other asset-backed	62.7	(0.3)	135.5	(24.8)	198.2	(25.1)
Debt securities	$1,055.0	$(49.0)	$2,879.6	$(624.1)	$3,934.6	$(673.1)
Equity securities	0.9	—	0.6	(0.4)	1.5	(0.4)
Total temporarily impaired securities	$1,055.9	$(49.0)	$2,880.2	$(624.5)	$3,936.1	$(673.5)

Amounts inside the closed block	$498.5	$(25.5)	$1,473.5	$(264.6)	$1,972.0	$(290.1)

Amounts outside the closed block	$557.4	$(23.5)	$1,406.7	$(359.9)	$1,964.1	$(383.4)

Amounts outside the closed block that are below investment grade	$39.8	$(11.4)	$414.9	$(170.1)	$454.7	$(181.5)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(7.9)		$(110.2)		$(118.1)

Number of securities		356		1,346		1,702

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $155.9 million at December 31, 2009 ($45.4 million after offsets for taxes and deferred policy acquisition cost amortization). Of this amount, $134.9 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $68.0 million at December 31, 2009 ($0.6 million after offsets for taxes, deferred policy acquisition costs and policy dividend obligation). Of this amount, $55.4 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

8.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2008
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$79.8	$(5.1)	$33.7	$(19.5)	$113.5	$(24.6)
State and political subdivision	36.4	(4.7)	39.3	(2.5)	75.7	(7.2)
Foreign government	64.9	(2.8)	1.0	—	65.9	(2.8)
Corporate	2,693.9	(358.4)	1,765.3	(639.9)	4,459.2	(998.3)
Commercial mortgage-backed	558.9	(66.9)	242.6	(98.4)	801.5	(165.3)
Residential mortgage-backed	99.8	(15.0)	456.2	(178.5)	556.0	(193.5)
CDO/CLO	42.2	(42.9)	123.9	(171.5)	166.1	(214.4)
Other asset-backed	123.4	(25.1)	257.0	(122.1)	380.4	(147.2)
Debt securities	$3,699.3	$(520.9)	$2,919.0	$(1,232.4)	$6,618.3	$(1,753.3)
Equity securities	0.9	(0.2)	—	—	0.9	(0.2)
Total temporarily impaired securities	$3,700.2	$(521.1)	$2,919.0	$(1,232.4)	$6,619.2	$(1,753.5)

Amounts inside the closed block	$2,353.9	$(305.9)	$1,456.1	$(554.5)	$3,810.0	$(860.4)

Amounts outside the closed block	$1,346.3	$(215.2)	$1,462.9	$(677.9)	$2,809.2	$(893.1)

Amounts outside the closed block that are below investment grade	$145.5	$(49.9)	$159.4	$(94.3)	$304.9	$(144.2)
Total after offsets for deferred policy acquisition cost adjustment and taxes		$(62.9)		$(199.0)		$(261.9)

Number of securities		1,652		1,628		3,280

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

Other-Than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $145.4 million ($42.2 million after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it was more likely than not that we would be required to sell it before recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

8.

Investing Activities (continued)

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors in our significant accounting policies described in Note 2. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

The three holdings at December 31, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $22.1 million and an unrealized loss of $49.0 million, these are multi-class, cash flow CDOs. The Company invests in the senior tranches of the CDOs that can withstand significant immediate defaults before losing any principal. Due to the senior nature of our tranches, we expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security and, therefore, this issue does not merit an other-than-temporary impairment.

•

Farm Credit Bank of Texas – With a fair value of $14.5 million and an unrealized loss of $8.5 million, the Farm Credit Bank of Texas is a member of the Farm Credit System, a nationwide network of cooperatively owned financial institutions established by and subject to the provisions of the Federal Farm Credit Act. As a result, bank members receive the benefits of being a government sponsored entity (GSE). Membership provides reliable funding through Federal Farm Credit System on a joint and several basis and benefits from a $3.0 billion insurance fund. The bank has remained profitable through the current credit crisis and net charge-offs have remained negligible at 0.09% and, therefore, an other-than-temporary impairment is not warranted at this time.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.5 million and an unrealized loss of $8.5 million, this security is a seasoned, mezzanine tranche of an $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/Moody’s respectively. The Company’s tranche of this security has a remaining average life of 2.25 years and is current on principal and interest. There are no indications that the Company will not receive 100% of contractual cash flows and, therefore, an other-than-temporary impairment is not required.

Corporate Debt Securities

Corporate debt securities make up approximately 41% of the unrealized loss balance. Of these securities with unrealized losses, approximately 57% are of investment grade quality. This asset class, in general, continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

Effective January 1, 2009, we adopted new accounting guidance for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

A credit-related loss impairment is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating and apply the default rate based on the remaining years to maturity. The non-credit related loss component is equal to the difference between the fair value of a bond and its impaired carrying value.

8.

Investing Activities (continued)

Fixed maturity other-than-temporary impairments recorded in 2009 were concentrated in mortgage-backed securities and corporate holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $93.0 million in 2009.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $93.1 million in 2009.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Years Ended December 31,
($ in millions)	2009	2008

Debt securities credit losses, beginning of year	$(41.6)	$—
Add: Credit losses on other-than-temporary impairments not previously recognized	(39.4)	—
Less: Credit losses on securities sold	45.4	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(8.8)	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of year	$(44.4)	$—

Venture Capital Partnerships

Investment Activity in Venture Capital Partnerships:	Years Ended December 31,
($ in millions)	2009	2008	2007

Contributions	$29.1	$50.3	$60.0
Equity in earnings (loss) of partnerships	(25.9)	(4.7)	27.0
Distributions	(15.4)	(18.5)	(30.1)
Change in venture capital partnerships	(12.2)	27.1	56.9
Venture capital partnership investments, beginning of year	200.8	173.7	116.8
Venture capital partnership investments, end of year	$188.6	$200.8	$173.7

Amounts applicable to the closed block	$180.2	$188.5	$157.3

8.

Investing Activities (continued)

Other Investments

Other Investments:	As of December 31,
($ in millions)	2009	2008

Transportation and other equipment leases	$47.6	$52.6
Mezzanine partnerships	176.2	174.8
Affordable housing partnerships	8.7	15.3
Derivative instruments (Note 13)	116.6	177.7
Real estate	34.9	42.4
Other partnership interests(1)	111.2	111.6
Other interests	35.6	30.9
Mortgage loans	8.9	11.6
Other investments	$539.7	$616.9

Amounts applicable to the closed block	$142.8	$153.3

———————

(1)

Represents primarily direct equity investments.

Statutory Deposits

Pursuant to certain statutory requirements, as of December 31, 2009, our Life Companies had on deposit securities with a fair value of $53.8 million in insurance department special deposit accounts. Our Life Companies are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net Investment Income

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2009	2008	2007

Debt securities	$649.4	$714.7	$775.1
Equity securities	0.4	4.3	8.2
Mortgage loans	0.7	1.0	1.7
Venture capital partnerships	(25.9)	(4.7)	27.0
Policy loans	183.6	187.0	179.5
Other investments	(14.3)	13.4	43.9
Fair value option investments	1.5	(7.6)	—
Other income	3.3	3.8	8.3
Cash and cash equivalents	0.3	7.5	18.8
Total investment income	799.0	919.4	1,062.5
Discontinued operations	(4.3)	(6.0)	(11.2)
Investment expenses	(7.5)	(8.2)	(9.6)
Net investment income, general account investments	787.2	905.2	1,041.7
Debt and equity securities pledged as collateral (Note 12)	—	7.9	15.7
Net investment income	$787.2	$913.1	$1,057.4

Amounts applicable to closed block	$457.8	$523.1	$571.6

8.

Investing Activities (continued)

Net Realized Investment Gains (Losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2009	2008	2007

Total other-than-temporary debt impairments	$(186.1)	$—	$—
Portion of loss recognized in other comprehensive income	93.1	—	—
Net debt impairments recognized in earnings	$(93.0)	$—	$—

Debt security impairments	$(93.0)	$(224.0)	$(46.7)
Equity security impairments	(5.2)	(2.7)	(0.5)
Other investments impairments	(10.2)	(16.0)	(3.9)
Debt and equity securities pledged as collateral impairments	—	(2.3)	(0.8)
Impairment losses	(108.4)	(245.0)	(51.9)
Debt security transaction gains	38.3	8.1	21.9
Debt security transaction losses	(62.1)	(17.9)	(10.3)
Equity security transaction gains	2.2	13.4	12.5
Equity security transaction losses	—	(42.9)	(3.0)
Mortgage loan transaction gains (losses)	—	(0.1)	1.4
Venture capital partnership transaction gains (losses)	(3.6)	(3.0)	—
Affiliate equity security transaction gains	—	—	13.7
Other investments transaction gains	1.4	—	5.5
Other investments transaction losses	—	(0.9)	(1.8)
Real estate transaction gains	—	2.4	1.6
Real estate transaction losses	—	—	(0.2)
Debt and equity securities pledged as collateral gains	—	2.2	2.6
Debt and equity securities pledged as collateral losses	—	—	(0.8)
CDO deconsolidation	57.0	—	—
Net transaction gains (losses)	33.2	(38.7)	43.1
Realized gains (losses) on fair value option investments	4.0	(18.4)	3.8
Realized gains (losses) on derivative assets and liabilities	(31.0)	6.3	(1.0)
Net realized investment gains (losses), excluding impairment losses	6.2	(50.8)	45.9
Net realized investment gains (losses), including impairment losses	$(102.2)	$(295.8)	$(6.0)

Unrealized Investment Gains (Losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2009	2008	2007

Debt securities	$1,356.5	$(1,544.0)	$(247.1)
Equity securities	(0.3)	(31.4)	1.2
Debt and equity securities pledged as collateral	—	(2.0)	(16.4)
Other investments	5.4	(2.9)	(1.6)
Net unrealized investment gains (losses)	$1,361.6	$(1,580.3)	$(263.9)

Net unrealized investment gains (losses)	$1,361.6	$(1,580.3)	$(263.9)
Applicable policyholder dividend obligation	(78.4)	128.0	121.5
Applicable deferred policy acquisition cost	(603.6)	709.3	63.4
Applicable deferred income tax	(170.0)	212.5	20.2
Offsets to net unrealized investment gains (losses)	(852.0)	1,049.8	205.1
Net unrealized investment gains (losses) included in other comprehensive income (Note 16)	$509.6	$(530.5)	$(58.8)

8.

Investing Activities (continued)

Investing Cash Flows

Investment Purchases, Sales, Repayments and Maturities:	Years Ended December 31,
($ in millions)	2009	2008	2007

Debt security purchases	$(7,988.5)	$(5,053.1)	$(4,050.1)
Equity security purchases	(5.3)	(85.2)	(76.6)
Venture capital partnership investments	(29.1)	(50.3)	(60.0)
Other investments purchases	(221.3)	(443.5)	(160.2)
Investment purchases	$(8,244.2)	$(5,632.1)	$(4,346.9)

Debt securities sales	$7,161.9	$4,247.4	$3,085.6
Debt securities maturities and repayments	1,524.1	1,177.3	1,430.6
Equity security sales	2.3	172.1	68.6
Mortgage loan maturities and principal repayments	2.6	3.9	57.7
Venture capital partnership capital distributions	15.4	18.5	30.0
Real estate and other invested assets sales	104.6	398.9	119.1
Investment sales, repayments and maturities	$8,810.9	$6,018.1	$4,791.6

The maturities of general account debt securities and mortgage loans, by contractual sinking fund payment and maturity, as of December 31, 2009 are summarized in the following table. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers and we may refinance mortgage loans. Refinancing of mortgage loans was not significant during the three years ended December 31, 2009.

Maturities of General Account Debt Securities:	Maturities at
($ in millions)	Fair Value

Due in one year or less	$392.9
Due after one year through five years	2,166.5
Due after five years through ten years	2,691.1
Due after ten years	5,095.0
Total	$10,345.5

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

As of December 31, 2009, we held derivative assets, net of liabilities, with a fair value of $113.8 million. Derivative credit exposure was diversified with six different counterparties. We also had debt securities of these issuers with a carrying value of $130.8 million. Our maximum amount of loss due to credit risk with these issuers was $244.6 million. See Note 13 to these financial statements for more information regarding derivatives.

9.

Financing Activities

Indebtedness

Indebtedness at Carrying Value:	As of December 31,
($ in millions)	2009	2008

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	253.9	283.9
Total indebtedness	$428.0	$458.0

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. During 2009, we repurchased $30.0 million of par value of these bonds for $14.6 million resulting, in a gain of $15.4 million. During 2008, we repurchased $16.1 million of par value of these bonds for $10.0 million resulting, in a gain of $6.1 million.

We have recorded indebtedness at unpaid principal balances of each instrument net of issue discount. The Company or its subsidiaries may, from time to time, purchase its debt securities in the open market subject to considerations including, but not limited to, market conditions, relative valuations, capital allocation and the continued determination that it is in the best interest of the Company and its stakeholders.

At December 31, 2008, the Company and its subsidiary, Phoenix Life, had a $100 million unsecured senior revolving credit facility. The Company terminated the credit facility effective March 12, 2009. As of the termination date, there were no borrowings on the credit facility.

Future minimum annual principal payments on indebtedness as of December 31, 2009 are: in 2032, $253.9 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including Amortization of Debt Issuance Costs:	Years Ended December 31,
($ in millions)	2009	2008	2007

Surplus notes	$12.5	$12.5	$12.4
Senior unsecured bonds	20.6	22.8	20.6
Bank credit facility and other	—	—	0.2
Equity units	—	1.4	11.0
Interest expense on indebtedness	$33.1	$36.7	$44.2

Common Stock Dividends

On December 31, 2008, we completed the spin-off of Virtus Investment Partners, Inc., our asset management subsidiary, into an independent publicly traded asset management firm. The spin-off occurred through a pro rata distribution of Virtus common stock to Phoenix stockholders. The dividend was payable to each holder of record at the close of business on December 22, 2008 in the amount of one share of Virtus common stock for every 20 shares of our common stock held by such holder. No fractional shares were issued. Those stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu of the fractional shares.

In 2009, we did not pay any stockholder dividends. In 2008 and 2007, we paid dividends of $0.16 per share to shareholders of record on June 13, 2008 and 2007.

10.

Common Stock and Stock Repurchase Program

We have authorization for the issuance of one billion shares of our common stock. Through December 31, 2009, we have issued 127.0 million common shares (56.2 million shares to our policyholders in exchange for their interests in the mutual company and 70.8 million shares in sales to the public and to settle share-based compensation awards). As of December 31, 2009, we had 115.7 million shares outstanding, net of 11.3 million common shares of treasury stock. Shares issued and outstanding include 0.5 million shares held in a rabbi trust to fund equity awards on which recipients are allowed to vote their shares. As of December 31, 2009, we also had 10.1 million common shares reserved for issuance under our stock option plans (5.9 million shares) and our restricted stock unit (“RSU”) plans (4.2 million shares). We have an outstanding authorization from our Board of Directors to repurchase up to 0.7 million additional shares of our common stock.

State Farm Mutual Automobile Insurance Company (“State Farm”) currently owns of record more than 5% of our outstanding common stock. In 2009, 2008 and 2007, we incurred $29.3 million, $73.9 million and $62.3 million, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. In 2009 and 2008 there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in millions)	2009	2008

Debt securities	$661.2	$619.8
Equity funds	2,244.6	1,810.1
Other	99.5	135.7
Total	$3,005.3	$2,565.6

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2009
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	5.4	(5.8)
Paid	(10.2)	—
Liability balance as of December 31, 2009	$5.1	$16.3

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2008
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2008	$3.2	$5.9
Incurred	11.7	16.2
Paid	(5.0)	—
Liability balance as of December 31, 2008	$9.9	$22.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2007
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2007	$32.2	$3.7
Incurred	(26.3)	2.2
Paid	(2.7)	—
Liability balance as of December 31, 2007	$3.2	$5.9

The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. In a manner consistent with our policy for deferred policy acquisition costs, we regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

We also offer certain variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”) and a guaranteed pay-out annuity floor (“GPAF”).

The GMWB rider guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, these contracts have a feature that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

The GMAB rider provides the contract owner with a minimum accumulation of the contract owner’s purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GPAF rider provides the policyholder with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The Combination rider includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

11.

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

As of December 31, 2009 and 2008, there was no reinsurance of the aggregate account value with the GMWB, GMAB and GPAF features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB and GPAF are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2009 and 2008. There were benefit payments made of $0.6 million and $0.3 million for GPAF during 2009 and 2008, respectively.

Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2009	2008

GMWB	$3.8	$63.7
GMAB	19.5	52.8
GPAF	2.2	2.0
Total embedded derivatives	$25.5	$118.5

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,097.4	$58.6	60
GMDB step up	1,611.8	222.9	61
GMDB earnings enhancement benefit (EEB)	49.2	1.4	61
GMDB greater of annual step up and roll up	32.8	10.0	64
Total GMDB at December 31, 2009	$2,791.2	$292.9

Combination Rider	$10.4		58
GMAB	417.9		55
GMIB	525.8		61
GMWB	592.6		60
GPAF	18.9		75
Total at December 31, 2009	$1,565.6

11.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,069.4	$184.6	60
GMDB step up	1,438.8	509.4	60
GMDB earnings enhancement benefit (EEB)	50.1	7.3	60
GMDB greater of annual step up and roll up	28.1	15.2	63
Total GMDB at December 31, 2008	$2,586.4	$716.5

Combination Rider	$5.3		59
GMAB	335.6		55
GMIB	464.1		60
GMWB	413.2		60
GPAF	18.5		75
Total at December 31, 2008	$1,236.7

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

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2009 and 2008, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $89.4 million and $68.0 million, respectively.

12.

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities and, as a result, we may be deemed to hold interests in those entities. In particular, we serve as the investment advisor to two collateralized obligation trusts that were organized to take advantage of bond market arbitrage opportunities. The collateralized obligation trusts reside in bankruptcy remote special purpose entities (“SPEs”) for which we provide neither recourse nor guarantees. We consolidated two collateralized obligation trusts as of December 31, 2008 and 2007. As of December 31, 2008, we had no direct investment in the two consolidated collateralized obligation trusts. As a result of management’s decision in the first quarter of 2009 to legally assign Virtus as the collateral manager, we performed an analysis of both of these CDOs and determined that we were no longer the primary beneficiary. Accordingly, we deconsolidated these two CDOs effective January 1, 2009, resulting in an increase to shareholders’ equity of $88.8 million for the year ended December 31, 2009, of which $57.0 million was recorded as a realized gain and $31.8 million was reflected as other comprehensive income, effectively reversing losses recorded in earnings and other comprehensive income in prior years. We earned investment income on debt and equity securities pledged as collateral, net of interest expense on collateralized obligations and applicable minority interest of $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively, related to these consolidated obligation trusts.

Fair Value and Cost of Debt and Equity Securities	As of December 31,
Pledged as Collateral:	2008
($ in millions)	Fair Value	Cost

Debt securities pledged as collateral	$148.0	$150.5
Equity securities pledged as collateral	—	0.1
Total debt and equity securities pledged as collateral	$148.0	$150.6

Cash and accrued investment income included $8.4 million at December 31, 2008.

Non-recourse collateralized obligations are comprised of callable collateralized obligations of $240.1 million and non-recourse derivative cash flow hedge liability of $5.1 million (notional amount of $170.7 million with a maturity of June 1, 2009) at December 31, 2008.

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

12.

Investments Pledged as Collateral and Non-Recourse Collateralized Obligations (continued)

The amount of collateralized debt obligation-related derivative cash flow hedge ineffectiveness recognized through earnings for the years ended December 31, 2009, 2008 and 2007 was $0.0 million, $0.3 million and $0.8 million, respectively. See Note 8 to these financial statements for information on realized investment losses related to these collateralized debt obligations.

Effect of Consolidation (Deconsolidation) of	As of and for the
Collateralized Obligation Trusts:	Years Ended December 31,
($ in millions)	2009	2008	2007

Increase (decrease) in net income	$57.0	$(4.2)	$1.0
Increase (reduction) to stockholders’ equity	$88.8	$(88.8)	$(85.4)

The impact to net income in 2009 represents the realized gain recognized upon the deconsolidation of the CDOs in 2009. The above credits (charges) to net income (loss) and stockholders’ equity primarily relate to realized and unrealized investment losses within the collateralized obligation trusts. Upon maturity or other liquidation of the trusts, the fair value of the investments pledged as collateral will be used to settle the non-recourse collateralized obligations with any shortfall in such investments inuring to the third-party note and equity holders. To the extent there remains a recorded liability for non-recourse obligations after all the assets pledged as collateral are exhausted, such amount will be reduced to zero with a corresponding benefit to earnings. Accordingly, these investment losses and any future investment losses under this method of consolidation will ultimately reverse upon the maturity or other liquidation of the non-recourse collateralized obligations. These non-recourse obligations mature between 2011 through 2012 but contain call provisions. The call provisions may be triggered at the discretion of the equity investors based on market conditions and are subject to certain contractual limitations.

13.

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

Derivative Instruments Held in			As of December 31,
General Account:			2009		2008
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$45.0	2018	$1.7	$0.5	$28.6	$1.6
Swaptions	100.0	2011	6.0	—	37.5	—
Put options	475.0	2014-2024	90.9	—	73.1	—
Call options	23.4	2010	5.3	0.8	1.2	—
Futures contracts	50.1	2010	12.0	—	25.6	—
	693.5		115.9	1.3	166.0	1.6
Hedging Derivative Instruments
Cross currency swaps	25.0	2012-2016	0.7	1.5	5.4	0.2
Futures contracts	—	—	—	—	6.3	—
	25.0		0.7	1.5	11.7	0.2
Total derivative instruments	$718.5		$116.6	$2.8	$177.7	$1.8

13.

Derivative Instruments (continued)

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

Interest Rate Options

We use interest rate options, such as swaptions, to hedge against market risks to assets or liabilities from substantial changes in interest rates. An interest rate swaption gives us the right but not the obligation to enter into an underlying swap. Swaptions are options on interest rate swaps. All of our swaption contracts are receiver swaptions, which give us the right to enter into a swap where we will receive the agreed-upon fixed rate and pay the floating rate. If the market conditions are favorable and the swap is needed to continue hedging our in force liability business, we will exercise the swaption and enter into a fixed rate swap. If a swaption contract is not exercised by its option maturity date, it expires with no value.

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

13.

Derivative Instruments (continued)

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

During the twelve months ended December 31, 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at December 31, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. Two of the counterparties that held positions of financed premiums requested immediate payment of the balance of the financed amounts, totaling $33.9 million. These amounts represented all the financed premium positions held, leaving all remaining derivative instruments fully paid.

As of December 31, 2009, we held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

14.

Fair Value of Financial Instruments

ASC 820-10, defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

14.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$349.3	$9,181.0	$815.2	$10,345.5
Available-for-sale equity securities	1.0	5.0	19.2	25.2
Derivative assets	—	116.6	—	116.6
Separate account assets	4,327.5	90.6	—	4,418.1
Fair value option investments	33.5	35.8	—	69.3
Total assets	$4,711.3	$9,429.0	$834.4	$14,974.7
Liabilities
Derivative liabilities	$—	$2.8	$25.5	$28.3
Total liabilities	$—	$2.8	$25.5	$28.3

Fair Values of Financial Instruments by Level:	As of December 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$223.9	$8,658.5	$944.0	$9,826.4
Available-for-sale equity securities	0.8	1.0	23.4	25.2
Derivative assets	—	177.7	—	177.7
Separate account assets	3,771.6	87.9	0.6	3,860.1
Debt and equity securities pledged as collateral	—	139.2	8.8	148.0
Fair value option investments	49.7	34.4	—	84.1
Total assets	$4,046.0	$9,098.7	$976.8	$14,121.5
Liabilities
Derivative liabilities	$—	$1.8	$118.5	$120.3
Total liabilities	$—	$1.8	$118.5	$120.3

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2009		2008
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$257.7	$257.7	$377.0	$377.0
Available-for-sale debt securities	10,345.5	10,345.5	9,826.4	9,826.4
Available-for-sale equity securities	25.2	25.2	25.2	25.2
Mortgage loans	8.9	8.7	11.6	11.1
Debt and equity securities pledged as collateral	—	—	148.0	148.0
Derivative financial instruments	116.6	116.6	177.7	177.7
Fair value option investments	69.3	69.3	84.1	84.1
Financial assets	$10,823.2	$10,823.0	$10,650.0	$10,649.5

Investment contracts	$1,342.7	$1,358.6	$1,616.6	$1,627.3
Non-recourse collateralized debt obligations	—	—	245.2	156.4
Indebtedness	428.0	269.6	458.0	242.5
Derivative financial instruments	28.3	28.3	120.3	120.3
Financial liabilities	$1,799.0	$1,656.5	$2,440.1	$2,146.5

Available-for-sale debt securities as of December 31, 2009 and 2008 are reported net of $67.3 million and $39.0 million of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

Separate account assets as of December 31, 2009 and 2008 are reported net of $3,423.6 million and $4,070.1 million of Level 1 investments included in discontinued assets on our balance sheet related to PFG.

Fair value option investments at December 31, 2009 include $33.5 million of available-for-sale equity securities backing our deferred compensation liabilities.

14.

Fair Value of Financial Instruments (continued)

Fair value option investments also include a structured loan asset valued at $35.8 million as of December 31, 2009. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

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

Structured Assets

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest cash flows relative to original cash flows. In addition, we apply reasonable management judgment to the probability of collectibility of all amounts due to us. After consideration is given to the available information relevant to the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data, and the financial condition of the issuer. Such factors as composite credit ratings, industry forecast and analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations reflect the quoted fair value.

14.

Fair Value of Financial Instruments (continued)

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligation (“CDO”) assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize the following method.

For CLO and CDO assets, fair value was determined based on projected cash flows under default, recovery, collateral prepayment, and reinvestment spread assumptions which reflect the underlying collateral’s actual default experience, collateral performance, assessment of the collateral manager’s ability to actively manage and effect portfolio credit decisions, 12-month trailing credit migration trends in the bank loan and corporate debt markets, and historical studies, where available. An appropriate discount rate was then applied, determined by using a rate composed of the current U.S. Treasury rate, plus a current net credit spread derived from corporate bonds with the same credit rating, plus an additional spread for liquidity and structure relative to active markets, based on average life and credit rating. In addition to the level of implied liquidity spreads embedded in broker pricing indications, current AAA-rated CLO spreads and liquidity spreads by rating, we also gave consideration to deal-specific characteristics, such as rating stability, credit subordination, collateral performance tests, collateral composition, collateral manager and default scenario sensitivity testing results to assess the available cushion against the emergence of future losses.

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

14.

Fair Value of Financial Instruments (continued)

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

14.

Fair Value of Financial Instruments (continued)

Valuation of Embedded Derivatives

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB, meet the definition of an embedded derivative. These embedded derivatives are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in earnings. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at December 31, 2009 and 2008 was a reduction of $18.5 million and $46.8 million in the reserves associated with these riders, respectively.

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

Level 3 Financial Assets:	As of December 31, 2009
($ in millions)	Asset-			Common	Preferred		YTD
	Backed	Corporates	CMO	Stocks	Stocks	CDO	Assets

Balance, beginning of year	$231.8	$511.9	$177.6	$23.4	$23.3	$8.8	$976.8
Net purchases/(sales)	(10.0)	(123.7)	(0.6)	(2.2)	0.2	—	(136.3)
Transfers into Level 3(1)	8.1	171.0	2.2	1.1	0.2	—	182.6
Transfers out of Level 3(2)	(24.1)	(315.4)	(30.6)	—	—	(8.8)	(378.9)
Realized gains (losses)	(19.7)	(22.0)	(3.4)	(3.0)	(3.1)	—	(51.2)
Unrealized gains (losses) included in other comprehensive income (loss)	141.6	77.6	14.8	(0.2)	1.9	—	235.7
Amortization/accretion	0.6	2.5	2.6	—	—	—	5.7
Balance, end of year	$328.3	$301.9	$162.6	$19.1	$22.5	$—	$834.4
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(18.6)	$(20.2)	$(4.5)	$(5.2)	$(3.1)	$—	$(51.6)

14.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2008
($ in millions)	Asset-			Common	Preferred		YTD
	Backed	Corporates	CMO	Stocks	Stocks	CDO	Assets

Balance, beginning of year	$466.6	$653.6	$318.0	$29.4	$22.5	$28.8	$1,518.9
Net purchases/(sales)	(35.2)	(70.0)	(38.7)	(5.4)	(0.1)	(22.4)	(171.8)
Transfers into Level 3(1)	160.8	415.8	36.8	1.0	17.3	6.6	638.3
Transfers out of Level 3(2)	(210.8)	(345.8)	(21.4)	—	(13.5)	—	(591.5)
Realized gains (losses)	(15.4)	(0.6)	(60.8)	0.9	(1.3)	—	(77.2)
Unrealized gains (losses) included in other comprehensive income (loss)	(133.8)	(141.7)	(58.7)	(2.5)	(1.6)	(4.2)	(342.5)
Amortization/accretion	(0.4)	0.6	2.4	—	—	—	2.6
Balance, end of year	$231.8	$511.9	$177.6	$23.4	$23.3	$8.8	$976.8
Portion of gain (loss) included in net loss relating to those assets/liabilities still held	$(29.2)	$(30.3)	$(76.9)	$(1.0)	$(1.3)	$(1.3)	$(140.0)

———————

(1)

Transfers into Level 3 for the years ended December 31, 2009 and 2008 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the years ended December 31, 2009 and 2008 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable. In addition, there were significant sales of Level 3 assets.

Level 3 Financial Liabilities:	Years Ended December 31,
($ in millions)	2009	2008
	Embedded Derivatives

Balance, beginning of year	$118.5	$2.0
Net purchases/(sales)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	(93.0)	116.5
Unrealized (gains) losses included in other comprehensive loss	—	—
Amortization/accretion	—	—
Balance, end of year	$25.5	$118.5
Portion of (gain) loss included in net loss relating to those liabilities still held	$(93.0)	$116.5

15.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2009	2008	2007

Income tax expense (benefit) applicable to:
Current	$(0.3)	$(3.4)	$(3.1)
Deferred	109.4	(114.8)	23.5
Continuing operations	109.1	(118.2)	20.4
Discontinued operations	—	(45.0)	7.8
Income tax expense (benefit)	109.1	(163.2)	28.2
Other comprehensive income (loss)	182.0	(255.9)	(23.6)
Comprehensive income (loss)	$291.1	$(419.1)	$4.6

15.

Income Taxes (continued)

Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2009	2008	2007

Income tax expense (benefit) at statutory rate of 35%	$(30.3)	$(103.4)	$46.9
Dividend received deduction	(2.2)	(4.8)	(4.3)
Low income housing tax credit	(2.5)	(3.5)	(4.1)
Valuation allowance increase (release)	168.4	1.0	(11.0)
Realized losses (gains) on available-for-sale securities pledged as collateral	(20.0)	1.5	(0.4)
State income taxes (benefit)	(1.0)	(0.9)	0.2
FIN 48 decrease	(9.3)	(6.6)	(2.0)
IRS audit settlements/adjustments	7.1	—	—
Other, net	(1.1)	(1.5)	(4.9)
Income tax expense (benefit) applicable to continuing operations	$109.1	$(118.2)	$20.4
Effective income tax rates	(126.0%)	40.1%	15.2%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2009	2008
Deferred income tax assets
Future policyholder benefits	$203.4	$330.7
Unearned premiums / deferred revenues	103.7	108.8
Employee benefits	121.4	129.9
Investments	84.2	266.7
Net operating and capital loss carryover benefits	302.8	361.9
Foreign tax credits carryover benefits	14.6	14.6
General business tax credits	36.6	33.0
Valuation allowance	(253.1)	(287.8)
Gross deferred income tax assets	613.6	957.8

Deferred tax liabilities
Deferred policy acquisition costs	(441.4)	(520.5)
Other	(6.0)	(2.1)
Gross deferred income tax liabilities	(447.4)	(522.6)
Deferred income tax assets	$166.2	$435.2

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

As of December 31, 2009, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we have concluded that a cumulative loss in recent years exists. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•

estimates of future taxable income from our operations, including our core life subgroup business;

•

consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•

the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

15.

Income Taxes (continued)

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results. However, as a result of cumulative pre-tax losses for the thirty-six months ended December 31, 2009, we concluded that our estimates of future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. We reached this conclusion after consideration of additional negative evidence that emerged during 2009, including rating downgrades, the resulting suspension of sales by major distribution partners, increased transition costs associated with expense management initiatives and continuing unsettled capital and credit market conditions, all of which adversely affected prior income projections.

These negative developments during 2009 highlighted the possibility that unexpected events may adversely affect future financial projections. Accordingly, although we project earnings in the core life subgroup business beyond 2009, we did not rely on these projections when assessing the realizability of our deferred tax assets.

For the twelve months ended December 31, 2009, we recorded a net decrease in the valuation allowance of $34.7 million. The net reduction includes an increase in the valuation allowance related to beginning of the year deferred tax assets in the amount of $136.0 million. This increase was offset by a reduction in the valuation allowance of $158.1 million related to a revision of the amount estimated for 2008 capital losses related to the Virtus spin-off, and a decrease in the valuation allowance of $12.6 million related to the adoption of a new accounting standard (see Note 2 to these financial statements). The revision of this estimate had no impact on our consolidated results from continuing operations or on our consolidated shareholders’ equity. The valuation allowance activity, excluding the Virtus item, is reflected as elements of income from continuing operations and other comprehensive income.

We have concluded that a valuation allowance on the $166.2 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

As of December 31, 2009, we had deferred tax assets of $170.0 million and $132.8 million related to net operating and capital losses, respectively, for federal income tax purposes. The related federal net operating losses of $485.7 million are scheduled to expire between the years 2019 and 2029. The federal capital losses of $379.4 million are scheduled to expire in 2010, 2012, 2013 and 2014. As of December 31, 2009, a valuation allowance of $64.3 million was carried against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions. As of December 31, 2009, the deferred tax assets for the net operating loss were considered with other non-capital loss deferred taxes in assessing the necessary valuation allowance.

As of December 31, 2009, we had deferred income tax assets of $14.6 million related to foreign tax credit carryovers, which are expected to expire between the 2011 and 2017 tax years. As of December 31, 2009, we had deferred income tax assets of $36.6 million related to general business tax credit carryovers, which are expected to expire between the years 2022 and 2029. At the end of 2009, a full valuation allowance was carried relative to the foreign tax and general business tax credits.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. During 2009, the Company resolved examination issues for tax years 2004 and 2005. No material unanticipated assessments were incurred, and we adjusted our liability for uncertain tax positions accordingly.

The Company does not anticipate that any event will result in a significant change in the existing balance of unrecognized tax benefits within 12 months. Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

15.

Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2009	2008
($ in millions)
Balance, beginning of year	$8.7	$17.9
Reductions for tax positions of prior years	—	(6.6)
Settlements with taxing authorities	(8.6)	(2.6)
Balance, end of year	$0.1	$8.7

The amount of unrecognized tax benefits at December 31, 2009 that would, if recognized, impact the annual effective tax rate upon recognition was $0.1 million.

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the existing unrecognized tax benefits that would have a significant impact on the financial position of the Company.

On November 6, 2009, President Barack Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009 which includes, among other things, a provision allowing all businesses - except those that received funds under the Troubled Asset Relief Program - to elect a five-year carry back of net operating losses. The Act allows taxpayers to elect to increase the present-law carry back period for an applicable net operating loss from two years up to five years for taxable years ending after December 31, 2007. A taxpayer may elect an extended carry back period for only one taxable year. Based on the Company’s initial analysis of additional net operating loss carryback capacity, no additional benefit has been recorded for the period ending December 31, 2009.

16.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Years Ended December 31,
($ in millions)	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$1,241.8	$450.4	$(1,846.4)	$(621.2)	$(289.0)	$(85.0)
Net realized investment (gains) losses on available-for-sale securities included in net income	119.8	59.2	266.1	90.7	25.1	26.2
Net unrealized investment gains (losses)	1,361.6	509.6	(1,580.3)	(530.5)	(263.9)	(58.8)
Pension liability adjustment	40.4	26.3	(130.9)	(85.1)	(4.5)	(2.8)
Effect of deconsolidation of CDOs	31.8	31.8	—	—	—	—
Net unrealized foreign currency translation adjustment	—	—	0.6	0.4	1.4	0.9
Other assets	—	—	—	—	(3.9)	(2.5)
Net unrealized derivative instruments	(6.1)	(4.0)	12.0	9.8	(1.1)	(0.3)
Other comprehensive income (loss)	1,427.7	$563.7	(1,698.6)	$(605.4)	(272.0)	$(63.5)
Applicable policyholder dividend obligation	78.4		(128.0)		(121.5)
Applicable deferred policy acquisition cost amortization	603.6		(709.3)		(63.4)
Applicable deferred income tax expense (benefit)	182.0		(255.9)		(23.6)
Offsets to other comprehensive income	864.0		(1,093.2)		(208.5)
Other comprehensive income (loss)	$563.7		$(605.4)		$(63.5)

16.

Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income:	As of December 31,
($ in millions)	2009		2008
	Gross	Net	Gross	Net

Unrealized losses on investments	$(333.1)	$(67.5)	$(1,658.8)	$(585.7)
Unrecognized loss and prior service costs (Note 17)	(188.9)	(122.8)	(229.3)	(149.1)
Unrealized foreign currency translation adjustment and other	1.1	0.6	1.1	0.6
Other assets	30.7	31.3	(1.1)	(0.5)
Unrealized losses on derivative instruments	(28.4)	(12.9)	(22.3)	(8.9)
Accumulated other comprehensive loss	(518.6)	$(171.3)	(1,910.4)	$(743.6)
Applicable policyholder dividend obligation	(16.6)		(81.8)
Applicable deferred policy acquisition costs	(186.0)		(773.0)
Applicable deferred income tax benefit	(144.7)		(312.0)
Offsets to accumulated other comprehensive income	(347.3)		(1,166.8)
Accumulated other comprehensive loss	$(171.3)		$(743.6)

17.

Employee Benefit Plans and Employment Agreements

Pension and Other Post-Employment Benefits

We provide our employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension and Other Post-Employment Benefit Cost:	Years Ended December 31,
($ in millions)	2009	2008	2007
Cost components
Pension benefit expense	$39.1	$13.4	$16.6
Other postretirement benefit expense	2.7	2.8	3.7
Savings plans expense	4.9	7.3	5.8
Total pension and other post-employment benefit cost	$46.7	$23.5	$26.1

Principal Rates and Assumptions:	Years Ended December 31,
	2009	2008	2007
Assumptions Used to Determine Benefit Obligations
Projected benefit obligation discount rate – Employee Plan	5.79%	6.26%	6.00%
Projected benefit obligation discount rate – Supplemental Plan	5.62%	6.28%	6.00%
Projected benefit obligation discount rate – Other Post-Employment Benefits	5.32%	6.30%	6.00%
Future compensation increase rate	Graded(1)	Graded(1)	Graded(1)
Pension plan assets long-term rate of return	8.50%	8.50%	8.50%
Deferred investment gain/loss amortization corridor	5.00%	5.00%	5.00%
Future health care cost increase rate, age 64 and younger	8.00%	8.50%	9.00%
Future health care cost increase rate, age 65 and older	N/A	N/A	10.75%

Assumptions Used to Determine Benefit Expense
Projected benefit obligation discount rate – Employee Plan	6.26%	6.00%	6.00%
Projected benefit obligation discount rate – Supplemental Plan	6.28%	6.00%	6.00%
Projected benefit obligation discount rate – Other Post-Employment Benefits	6.30%	6.00%	5.75%
Future compensation increase rate	Graded(1)	Graded(1)	Graded(1)
Pension plan assets long-term rate of return	8.50%	8.50%	8.50%
Deferred investment gain/loss amortization corridor	5.00%	5.00%	5.00%
Future health care cost increase rate, age 64 and younger	8.50%	9.00%	9.50%
Future health care cost increase rate, age 65 and older	N/A	N/A	11.50%

———————

(1)

Salary scale by age which grades down from 8.5% to 2.5%.

17.

Employee Benefit Plans and Employment Agreements (continued)

The discount rate assumption is developed using upon a yield curve approach based upon future pension and other postretirement obligations and currently available market and industry data. The yield curve utilized is comprised of bonds rated Aa or higher by Moody’s Investor Services or rated AA or higher by Standard & Poor’s with maturities between one and fifteen or more years.

The health care cost trend rate affects the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would have an immaterial effect to the accumulated postretirement benefit obligation with an immaterial change to the annual service and interest costs. Decreasing the assumed health care cost trend rates by one percentage point in each year would have an immaterial effect to the accumulated postretirement benefit obligation with an immaterial change to the annual service and interest costs.

10-Year Benefit Payout Projection:	Employee	Supplemental	Other
($ in millions)	Plan	Plan	Postretirement	Total

2010	$30.3	$11.5	$6.8	$48.6
2011	30.5	11.7	6.5	48.7
2012	30.9	7.9	6.1	44.9
2013	31.3	8.2	5.7	45.2
2014	31.7	8.7	5.5	45.9
2015 to 2019	174.0	47.3	23.5	244.8

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

Employee Pension Plan Asset Allocation:	As of December 31,
	2009	2008
Asset Category
Equity securities	60%	52%
Debt securities	30%	37%
Real estate	4%	6%
Other	6%	5%
Total	100%	100%

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

Pension Plans

We have three defined benefit plans covering our employees. The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The supplemental plans provide benefits in excess of the primary plan. Retirement benefits under all plans are a function of years of service and compensation. Effective July 1, 2007 (except for grandfathered employees as defined in the July 1, 2007 plan changes), the formula for accruals from July 1, 2007 and thereafter was amended to a pension equity formula.

17.

Employee Benefit Plans and Employment Agreements (continued)

In December 2009, we announced that, effective March 31, 2010, we are freezing all benefit accruals under our funded and unfunded defined benefit plans. This decision was inclusive of employees who had been grandfathered in the traditional formula (i.e., all participants will stop earning additional years of benefit accrual service and their pension benefit will be based on their earnings history as of March 31, 2010). A curtailment was recognized for the reduction in the expected years of future service.

Components of Pension Benefit Expense:	Years Ended December 31,
($ in millions)	2009	2008	2007

Service cost	$6.2	$8.1	$11.4
Interest cost	41.1	39.1	38.4
Plan assets expected return	(29.4)	(41.3)	(40.5)
Net loss amortization	21.5	6.9	6.4
Prior service cost amortization	(0.2)	0.3	0.9
Curtailment expense (benefit)	(0.1)	0.3	—
Pension benefit expense	$39.1	$13.4	$16.6

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

Changes in Plan Assets and Benefit Obligations:	Years Ended December 31,
($ in millions)	2009	2008	2009	2008
	Employee Plan		Supplemental Plan
Plans’ Assets
Plan assets’ actual return	$58.5	$(114.0)	$—	$—
Employer contributions	3.6	—	11.4	6.5
Plan disbursements	(32.9)	(29.4)	(11.4)	(6.5)
Change in plan assets	29.2	(143.4)	—	—
Plan assets, beginning of year	357.8	501.2	—	—
Plans’ assets, end of year	$387.0	$357.8	$—	$—

Plans’ Projected Benefit Obligation
Service and interest cost accrual	$(38.0)	$(38.3)	$(9.3)	$(8.8)
Actuarial gain (loss)	(32.8)	(2.3)	(12.2)	10.1
Plan disbursements	32.9	29.4	11.4	6.5
Curtailment gain	22.6	5.0	9.8	0.4
Plan amendments	—	—	2.4	—
Change in projected benefit obligation	(15.3)	(6.2)	2.1	8.2
Projected benefit obligation, beginning of year	(533.0)	(526.8)	(132.5)	(140.7)
Projected benefit obligation, end of year	$(548.3)	$(533.0)	$(130.4)	$(132.5)
Plan assets less than projected benefit obligations, end of year	$(161.3)	$(175.2)	$(130.4)	$(132.5)

Accumulated benefit obligation	$548.3	$504.9	$130.4	$117.2

Amounts Recognized in Consolidated Balance Sheet:	Years Ended December 31,
($ in millions)	2009	2008	2009	2008
	Employee Plan		Supplemental Plan

Other liabilities	$(161.3)	$(175.2)	$(130.4)	$(132.5)

17.

Employee Benefit Plans and Employment Agreements (continued)

Amounts recognized in accumulated other comprehensive loss	Years Ended December 31,
consist of:	2009	2008	2009	2008
($ in millions)	Employee Plan		Supplemental Plan

Prior service (credit) cost	$—	$3.4	$—	$(1.3)
Net actuarial loss	153.4	188.9	45.7	48.1
Total	$153.4	$192.3	$45.7	$46.8

Amounts in accumulated other comprehensive loss that are expected to be recognized	Employee	Supplemental
as components of net periodic cost (credit) during the next fiscal year are as follows:	Plan	Plan
($ in millions)

Prior service (credit) cost	$—	$—
Net actuarial loss	4.8	1.6
Total	$4.8	$1.6

We made payments of $3.6 million to the pension plans during 2009. We made no payments to the pension plans during 2008. Over the next 12 months, we expect to make contributions of approximately $29 million, of which $17 million will be funded in the first quarter of 2010.

Fair Value Measurement—Employee Pension Plan Assets

For a discussion of the methods employed by the Company to measure the fair value of invested assets (see Note 14 to these financial statements). The following discussion of fair value measurements applies exclusively to the Company's employee pension plan assets.

The estimated fair value of U.S. Treasury and equity securities are included in the amount disclosed in Level 1 as the estimates are based on quoted market prices. For fixed income instruments held by the plan for which quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality or by quoted market prices of comparable instruments. Accordingly, the estimates of fair value for our fixed income and state and municipal securities are included in the amount disclosed in Level 2 of the hierarchy.

The following table presents the level within the fair value hierarchy at which the financial assets of the Company's employee pension plan are measured on a recurring basis at December 31, 2009.

Fair Value of Assets by Type and Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total

Equity Securities
Common stocks	$240.1	$1.4	$—	$241.5
Phoenix common stock	1.0	—	—	1.0
Debt Securities
Fixed maturities:
Asset-backed	—	1.1	—	1.1
CMO/CMBS	—	11.8	—	11.8
Corporates	—	27.9	—	27.9
Mortgage-backed	—	31.0	—	31.0
Other	—	5.4	—	5.4
U.S. government securities	15.0	—	—	15.0
State & municipal securities	—	6.0	—	6.0
Total assets at fair value(1)	$256.1	$84.6	$—	$340.7

———————

(1)

Excludes $34.8 million in limited partnerships and real estate investments accounted for on the equity method as well as $11.5 million in cash and cash equivalents and money market funds.

17.

Employee Benefit Plans and Employment Agreements (continued)

The following table presents the changes in the Level 3 fair value category for the employee pension plan for the year ended December 31, 2009.

Level 3 Fair Value of Assets by Type:	As of December 31, 2009
($ in millions)	Fixed	Fixed
	Maturity	Maturity
	Asset-Backed	Other

Balance, beginning of year	$0.5	$0.1
Realized gains (losses)	—	—
Unrealized gains (losses)	—	—
Purchases/sales	(0.5)	(0.1)
Balance, end of year	$—	$—

Other Post-Employment Benefits

We have historically provided our employees with other post-employment benefits that include health care and life insurance. In December 2009, we announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the company’s contribution to pre-65 retiree medical costs per participant will be reduced beginning with the 2011 plan year.

This decision affected benefits attributed to past service for employees that were not grandfathered into retiree coverage as well as the expected years of future service for the reduction in the cap for retiree medical costs. Both a negative plan amendment and curtailment were recognized as a result of the plan changes.

Components of Postretirement Benefit Expense:	Years Ended December 31,
($ in millions)	2009	2008	2007

Service cost	$1.1	$1.6	$1.7
Interest cost	3.9	3.9	3.8
Net gain amortization	(0.2)	(0.1)	(0.2)
Prior service cost amortization	(1.0)	(1.6)	(1.6)
Curtailment credit	(1.1)	(1.0)	—
Other postretirement benefit expense	$2.7	$2.8	$3.7

Changes in Plan Accumulated Benefit Obligation:	Years Ended December 31,
($ in millions)	2009	2008

Service and interest cost accrued	$(4.9)	$(5.6)
Actuarial gain (loss)	(3.6)	2.9
Plan disbursements	6.8	6.9
Plan amendments	6.3	—
Curtailment gain	(0.1)	0.6
Change in projected benefit obligation	4.5	4.8
Projected benefit obligations, beginning of year	(66.1)	(70.9)
Projected benefit obligations, end of year	$(61.6)	$(66.1)

Amounts Recognized in Consolidated Balance Sheet:	As of December 31,
($ in millions)	2009	2008

Other liabilities	$(61.6)	$(66.1)

17.

Employee Benefit Plans and Employment Agreements (continued)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:	As of December 31,
($ in millions)	2009	2008

Prior service credit	$(5.4)	$(1.1)
Net actuarial gain	(4.8)	(8.7)
Total	$(10.2)	$(9.8)

Gain amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic postretirement credits for the next fiscal year are $(1.6) million, all of which relate to prior service cost.

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

18.

Share-Based Payment

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Years Ended December 31,
($ in millions)	2009	2008	2007

Compensation cost charged to income from continuing operations	$2.6	$7.4	$9.2
Income tax expense (benefit) before valuation allowance	$0.9	$(2.6)	$(3.2)

We did not capitalize any cost of stock-based compensation during the three years ended December 31, 2009.

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

18.

Share-Based Payment (continued)

Key Assumptions Used in Option Valuation:	Years Ended December 31,
	2009	2008	2007

Expected term	6 years	6 years	10 years
Weighted-average expected volatility	307.9%	42.9%	29.4%
Weighted-average interest rate	2.5%	2.9%	4.6%
Weighted-average common share dividend yield	0.0%	1.4%	1.1%

Weighted-Average Fair Value:	Years Ended December 31,
	2009		2008
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of year	4,835,224	$11.90	4,087,486	$14.79
Granted	5,000	0.53	1,423,832	11.37
Exercised	—	—	(36,777)	10.33
Forfeited	(129,307)	10.25	(176,207)	12.69
Canceled/expired	(564,138)	12.33	(630,109)	15.82
Outstanding, prior to spin-off	4,146,779	11.87	4,668,225	13.73
Spin-off cancellations of Virtus employee awards	—	—	(498,098)	13.24
Spin-off modification, net	—	N/A	665,097	N/A
Outstanding, end of year	4,146,779	$11.87	4,835,224	$11.90

The aggregate intrinsic value of options outstanding at December 31, 2009 was zero.

As of December 31, 2009, 3.2 million options were vested and exercisable, with an aggregate intrinsic value of zero. These options had a weighted-average exercise price of $12.40 and a weighted-average remaining contractual term of 3.75 years.

Weighted-Average Fair Value:	Years Ended December 31,
	2009		2008		2007
	Common	Grant Date	Common	Grant Date	Common	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Options granted	5,000	$0.53	1,232,244	$4.47	372,500	$5.79

Option Values:	Years Ended December 31,
($ in millions)	2009	2008	2007

Intrinsic value of options exercised	$0.0	$0.0	$0.3

Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $0.0 million, $0.3 million and $1.1 million, respectively. We issue new shares to satisfy option exercises.

As of December 31, 2009, $1.3 million of total compensation cost related to non-vested stock options was unrecognized. That cost is expected to be recognized over a weighted-average period of 6.7 years.

In addition to the stock option activity above, 0.3 million stock options are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these stock options will be resolved no later than June 20, 2014.

18.

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

Total RSU Activity at	Years Ended December 31,
Weighted-Average Grant Price:	2009		2008
	RSUs	Fair Value	RSUs	Fair Value

Outstanding, beginning of year	2,184,388	$2.82	1,664,021	$11.86
Awarded	551,278	2.16	761,301	10.66
Conversion of performance-contingent awards	—	—	141,339	14.86
Converted to common shares/applied to taxes	(1,323,012)	8.33	(106,524)	13.85
Canceled	(146,966)	2.79	(128,505)	13.48
Outstanding, prior to spin-off	1,265,688	3.24	2,331,632	11.47
Spin-off cancellations of Virtus employee awards	—	—	(274,362)	13.76
Spin-off modifications, net	—	N/A	127,118	N/A
Outstanding, end of year	1,265,688	$3.24	2,184,388	$2.82

The shares underlying these awards will be issued upon vesting unless the participant elects to defer receipt. Deferred awards will be issued on each employee’s and each director’s respective termination or retirement. We issue new shares to satisfy RSU conversions.

Weighted-Average Fair Value:	Years Ended December 31,
	2009		2008		2007
		Grant Date		Grant Date		Grant Date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value

RSUs awarded	551,278	$2.16	702,099	$10.93	251,571	$14.01

RSU Values:	Years Ended December 31,
($ in millions)	2009	2008	2007

Intrinsic value of RSUs converted	$3.3	$0.1	$5.6
Total grant date fair value of RSUs vested converted to common shares	$13.0	$0.1	$6.2

As of December 31, 2009, $1.7 million of total compensation cost related to service-vested RSU awards was unrecognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

In addition to the RSU activity above, 0.2 million RSUs are subject to future issuance based on the achievement of market criteria established under certain of our incentive plans. The market contingencies for these RSUs will be resolved no later than June 30, 2012.

19.

Earnings Per Share

Shares Used in Calculation of Earnings Per Share:	Years Ended December 31,
(shares in thousands)	2009	2008	2007

Weighted-average common shares outstanding	116,473	114,382	114,091
Weighted-average effect of dilutive potential common shares:
Restricted stock units	848	1,908	1,751
Employee stock options	2	19	147
Potential common shares	850	1,927	1,898
Less: Potential common shares excluded from calculation due to net losses	(850)	(1,927)	—
Dilutive potential common shares	—	—	1,898
Weighted-average common shares outstanding, including dilutive potential common shares	116,473	114,382	115,989

20.

Discontinued Operations

PFG Holdings, Inc.

In the fourth quarter of 2009, we were actively pursuing the sale of PFG Holdings, Inc. and its subsidiaries, including AGL Life Assurance Company. On January 4, 2010, we signed a definitive agreement to sell PFG to Tiptree Financial Partners, LP and expect the transaction to close in the second quarter of 2010. However, we cannot assure that the transaction will close or that the closing will occur at the currently anticipated time. This transfer of ownership is subject to regulatory approval. Because of the expected divestiture, we have determined that these operations should be reflected as discontinued operations. We recognized a loss of $22.7 million in 2009 on the anticipated sale.

The following tables provide detailed information regarding the financial statement lines identified as discontinued operations.

Summarized Balance Sheet for PFG Holdings, Inc.:	As of December 31,
($ in millions)	2009	2008

Policy loans	$76.8	$58.2
Other assets	41.1	94.9
Separate account assets	3,423.6	4,070.1
Total assets	$3,541.5	$4,223.2

Policy liabilities and accruals and other liabilities	$108.1	$76.5
Separate account liabilities	3,423.6	4,070.1
Total liabilities	$3,531.7	$4,146.6

Other assets decreased from 2008 to 2009 primarily as a result of an impairment of goodwill in 2009 for $27.0 million and an impairment of $22.7 million to write down net assets to fair value based upon expected proceeds from the sale. Separate account assets and liabilities decreased from 2008 to 2009 primarily related to a significant withdrawal from a group annuity contract.

Summarized Statement of Income for PFG Holdings, Inc.:	Years Ended December 31,
($ in millions)	2009	2008	2007

Total revenues	$22.5	$24.3	$19.0
Loss recognized on anticipated sale	(22.7)	—	—
Other benefits and expenses	(48.3)	(21.0)	(14.7)
Earnings before taxes	(48.5)	3.3	4.3
Income tax expense	—	1.2	1.5
Net income (loss) from discontinued operations	$(48.5)	$2.1	$2.8

20.

Discontinued Operations (continued)

Other benefits and expenses for 2009 include goodwill impairment charges of $27.0 million before taxes. During the third quarter of 2009, we recorded this impairment as we determined that a triggering event had occurred as a result of changes in the market environment and accumulation of additional valuation data. We performed the impairment analysis using the methodology applied in annual testing. To test for impairment of goodwill, we utilized standard valuation methods to estimate the fair value of the reporting unit. The primary drivers of the impairment were a precipitous decrease in sales and the ratings downgrades.

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

Prior to the spin-off, Phoenix Life held an inter-company note receivable from Virtus, with a remaining principal balance of $33 million. In connection with the spin-off, Virtus repaid $13 million in principal and issued to Phoenix Life a new $20 million secured note to replace the $20 million remaining principal balance on the old note. The new note was issued at a market rate of interest and other arms length terms and was paid in full in 2009.

As of December 31, 2009 and 2008, there were no assets or liabilities remaining on the balance sheet identified as discontinued operations related to Virtus. Summarized results of operations for our discontinued asset management operations are as follows:

Summarized Statement of Income for Asset Management:	Years Ended December 31,
($ in millions)	2009	2008	2007

Total revenues	$—	$142.6	$204.7
Total benefits and expenses	(3.1)	(740.5)	(192.3)
Earnings before taxes	(3.1)	(597.9)	12.4
Income tax expense (benefit)	—	(46.3)	7.8
Net income (loss) from discontinued operations	$(3.1)	$(551.6)	$4.6

Results for 2009 are comprised of additional expenses incurred during the first quarter of 2009 related to the spin-off.

Expenses for 2008 include goodwill and intangible asset impairment charges of $536.7 million before taxes. During the third quarter of 2008, we determined that a triggering event had occurred as a result of changes in the market environment, significant reductions in the market multiples for asset managers and accumulation of additional valuation data. The changes in the market environment were primarily driven by equity market declines in the third quarter. We used a discounted cash flow model to calculate the fair value of definite- and indefinite-lived intangible assets. The primary drivers of the impairment were a reduction in assets under management, due to markets being at multi-year lows, and valuation multiples for asset managers also being at multi-year lows.

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

20.

Discontinued Operations (continued)

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. A loss of $71.7 million was recognized in 2009 primarily related to adverse developments in the current year. See Note 23 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

Sale of EMCO

During 2007, we sold 100% of the stock held by us in Emprendimiento Compartido S.A. (“EMCO”), an Argentine wholly-owned subsidiary. The net after-tax (loss) included in discontinued operations for the year ended December 31, 2007 was $3.5 million.

Adjustments Related to Prior Years

In the aggregate, a loss of $123.3 million was recognized on our discontinued operations in the current year. Included in this loss was approximately $14.4 million associated with the correction of errors dating back to 1999. We have assessed the impact of these errors on all prior periods and have determined that the errors were not material to any individual year during the intervening period.

21.

Phoenix Life Statutory Financial Information and Regulatory Matters

Our insurance subsidiaries are required to file, with state regulatory authorities, annual statements prepared on an accounting basis prescribed or permitted by such authorities.

As of December 31, 2009, statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily as follows:

•

policy acquisition costs are expensed when incurred;

•

impairments on investments are based on different assumptions;

•

surplus notes are included in surplus rather than debt;

•

postretirement benefit expense allocated to Phoenix Life relate only to vested participants and expense is based on different assumptions and reflect a different method of adoption;

•

life insurance reserves are based on different assumptions; and

•

deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital thresholds.

The Company requested as a permitted practice its intent to accelerate the admission of the remaining $13.7 million indemnity reserve related to the Company’s surplus notes into Phoenix Life’s statutory surplus as of December 31, 2008. The request was approved by the New York Department of Insurance on February 20, 2009.

Statutory Financial Data for Phoenix Life:	As of or for the Years Ended December 31,
($ in millions)	2009	2008	2007

Statutory capital, surplus, and surplus notes	$517.2	$758.9	$848.1
Asset valuation reserve (“AVR”)	57.0	94.4	192.6
Statutory capital, surplus, surplus notes and AVR	$574.2	$853.3	$1,040.7
Statutory gain from operations	$29.2	$53.4	$115.2
Statutory net income (loss)	$(59.9)	$(82.3)	$80.0

The statutory results reflected above are preliminary and unaudited.

21.

Phoenix Life Statutory Financial Information and Regulatory Matters (continued)

New York Insurance Law requires that New York life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Each of the U.S. insurance subsidiaries of Phoenix Life is also subject to these same risk-based capital requirements. Phoenix Life and each of its insurance subsidiaries’ risk-based capital was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2009 and 2008.

Our primary sources of liquidity are dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends in any calendar year without prior approval from the New York State Insurance Department in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Phoenix Life paid no dividends in 2009 and under the above formula would be able to pay $29.2 million in dividends in 2010.

22.

Premises and Equipment

Cost and Carrying Value of Premises and Equipment:	As of December 31,
($ in millions)	2009		2008
		Carrying		Carrying
	Cost	Value	Cost	Value

Real estate	$89.7	$27.7	$89.7	$29.0
Equipment	234.7	35.7	229.2	55.2
Premises and equipment cost and carrying value	324.4	$63.4	318.9	$84.2
Accumulated depreciation and amortization	(261.0)		(234.7)
Premises and equipment	$63.4		$84.2

Depreciation and amortization expense for premises and equipment for 2009, 2008 and 2007 totaled $26.3 million, $13.1 million and $12.8 million, respectively. Depreciation and amortization expense for 2009 includes $13.5 million of impairments associated with capitalized costs, including certain software components no longer utilized.

Rental expenses for operating leases, principally with respect to buildings, amounted to $2.2 million, $2.2 million and $3.0 million in 2009, 2008 and 2007, respectively. Future minimum rental payments under non-cancelable operating leases were $25.2 million as of December 31, 2009, payable as follows: in 2010, $2.9 million; in 2011, $2.3 million; in 2012, $1.9 million; in 2013, $1.9 million; in 2014, $1.9 million and thereafter, $14.3 million. These obligations include amounts for leased property of our discontinued operations of $0.4 in 2009, $0.4 in 2010 and $0.1 in 2011.

23.

Contingent Liabilities

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. In November 2007, we amended the original purchase agreement to extend the term for achievement of performance targets related to additional purchase consideration through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As of December 31, 2009, the performance targets that required additional cash payments were not achieved and no remaining obligation existed relating to the purchase agreement.

23.

Contingent Liabilities (continued)

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

Regulatory actions may be difficult to assess or quantify. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

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

23.

Contingent Liabilities (continued)

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

During 2009, we received and evaluated additional claims information that became available from certain ceding companies. We also resolved a dispute with a ceding company that had been the subject of arbitration and commuted certain contracts with other ceding companies. Based on management’s best estimate, we increased reserves and recorded a pre-tax charge of $71.7 million in discontinued operations. Our total net reserves are $60.7 million as of December 31, 2009.

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

24.

Other Commitments

During 2008, we announced an agreement under which Electronic Data Systems (“EDS”) will continue managing technology infrastructure and software applications through 2015. Our total investment in business technology with EDS, including the value of the new agreement, will be $129.0 million from January 2009 through December 2015.

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of December 31, 2009, the Company had unfunded commitments of $293.7 million under such agreements, of which $95.6 million expire by December 31, 2010.

In connection with the sale of certain venture capital partnerships, Phoenix Life has issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of December 31, 2009, the Company has funded $6.7 million under such guarantees and has established a receivable from the respective partnership for such amounts. To the best of our knowledge, management believes these amounts to be fully collectible. There remains $5.7 million of unfunded commitments subject to this guarantee.

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

25.

Condensed Financial Information of The Phoenix Companies, Inc.

A summary of The Phoenix Companies, Inc. (parent company only) financial information follows:

Parent Company Financial Position:	As of December 31,
($ in millions)	2009	2008
Assets
Available-for-sale debt securities, at fair value	$54.9	$15.8
Cash and cash equivalents	0.6	34.0
Investment in Phoenix Life	1,399.6	1,072.0
Investments in other subsidiaries	7.6	30.5
Advances to subsidiaries	170.2	143.8
Deferred income taxes	92.3	167.2
Other assets	61.0	121.8
Total assets	$1,786.2	$1,585.1
Liabilities and Stockholders’ Equity
Indebtedness (Note 9)	$253.9	$283.9
Accrued pension and post-employment benefits (Note 17)	353.2	373.8
Other liabilities	48.0	62.3
Total liabilities	655.1	720.0
Total stockholders’ equity	1,131.1	865.1
Total liabilities and stockholders’ equity	$1,786.2	$1,585.1

Parent Company Results of Operations:	Years Ended December 31,
($ in millions)	2009	2008	2007
Revenues
Dividends received from subsidiary, Phoenix Life	$—	$83.8	$92.2
Investment income	1.6	1.2	39.0
Net realized investment gains (losses)	4.8	(18.4)	2.2
Total revenues	6.4	66.6	133.4
Interest expense	20.6	24.1	31.7
Other operating expenses	2.0	16.1	32.5
Total expenses	22.6	40.2	64.2
Income (loss) before income taxes and equity in undistributed losses of subsidiaries	(16.2)	26.4	69.2
Income tax expense (benefit)	(121.0)	62.0	19.2
Income (loss) before equity in undistributed earnings of subsidiaries	(137.2)	88.4	88.4
Equity in undistributed earnings of subsidiaries	(58.5)	(264.9)	25.3
Income (loss) from continuing operations	(195.7)	(176.5)	113.7
Income (loss) from discontinued operations of subsidiaries	(123.3)	(549.5)	3.9
Net income (loss)	$(319.0)	$(726.0)	$117.6

Parent Company Cash Flows:	Years Ended December 31,
($ in millions)	2009	2008	2007
Operating Activities
Cash dividends received from subsidiary	$—	$83.8	$92.2
Investment income received	1.6	1.7	10.1
Interest, income taxes and other expenses paid, net	7.5	(61.5)	(21.9)
Cash from operating activities	9.1	24.0	80.4
Debt security sales (purchases), net	(24.6)	21.6	100.4
Advances to subsidiaries and capital contributed to subsidiaries	(4.3)	(12.4)	(64.0)
Purchase of subsidiaries	(0.4)	—	(13.4)
Cash from (for) investing activities	(29.3)	9.2	23.0
Repayment of debt	(13.3)	(153.7)	—
Common stock issuance	0.1	0.6	7.3
Common stock dividend paid	—	(18.4)	(18.4)
Cash for financing activities	(13.2)	(171.5)	(11.1)
Change in cash and cash equivalents	(33.4)	(138.3)	92.3
Cash and cash equivalents, beginning of year	34.0	172.3	80.0
Cash and cash equivalents, end of year	$0.6	$34.0	$172.3

26.

Additional Operating Cash Flow Information

Operating Cash Flows on Indirect Basis:	Years Ended December 31,
($ in millions)	2009	2008	2007
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(195.7)	$(176.5)	$113.7
Net realized investment losses	102.2	295.9	6.0
Amortization and depreciation	26.3	11.7	12.3
Decrease (increase) in accrued investment income	78.5	1.2	(71.5)
Deferred income tax expense (benefit)	94.2	(108.9)	30.6
Decrease (increase) in receivables	9.2	(21.7)	27.9
Decrease (increase) in deferred policy acquisition costs	193.0	8.1	(268.4)
Increase (decrease) in policy liabilities and accruals	(862.8)	131.8	417.1
Other assets and other liabilities net change	(2.0)	(59.0)	(23.6)
Cash from (for) continuing operations	(557.1)	82.6	244.1
Discontinued operations, net	(25.9)	(29.5)	17.6
Cash from (for) operating activities	$(583.0)	$53.1	$261.7

27.

Supplemental Unaudited Financial Information

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2009

Revenues	$536.5	$434.4	$520.4	$526.0

Benefits and expenses	$504.0	$501.1	$529.8	$569.0

Income tax expense (benefit)	$105.8	$16.5	$(11.2)	$(2.0)

Income (loss) from continuing operations(1)	$(73.3)	$(83.2)	$1.8	$(41.0)

Loss from discontinued operations	$(1.5)	$(28.0)	$(28.4)	$(65.4)

Net loss(2)	$(74.8)	$(111.2)	$(26.6)	$(106.4)

Earnings per share:
Basic	$(0.65)	$(0.96)	$(0.23)	$(0.91)
Diluted	$(0.65)	$(0.96)	$(0.23)	$(0.91)

———————

(1)

The primary drivers of the significant loss from continuing operations in the fourth quarter of 2009 was the loss recognized on reinsurance transactions of $19.2 million and the acceleration of deferred policy acquisition cost amortization due to the annual unlocking that occurred in the quarter with a negative impact to earnings of $18.0 million.

(2)

The primary driver of the significant net loss in the fourth quarter of 2009 was a $22.7 million loss recognized related to the sale of PFG Holdings, Inc, the company's private placement insurance business, and an additional $46.7 million charge related to increase in reserves in response to adverse developments in the company's legacy discontinued group accident and health reinsurance business combined with the deferred policy acquisition cost unlocking noted in (1) above.

27.

Supplemental Unaudited Financial Information (continued)

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions, except per share amounts)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2008

Revenues	$525.8	$559.8	$505.3	$393.7

Benefits and expenses	$533.5	$546.6	$518.1	$681.0

Income tax expense (benefit)	$(2.4)	$2.8	$2.3	$(120.8)

Income (loss) from continuing operations(1)	$(5.3)	$10.4	$(15.1)	$(166.5)

Loss from discontinued operations	$(9.1)	$(4.2)	$(324.4)	$(211.8)

Net income (loss)(2)	$(14.4)	$6.2	$(339.5)	$(378.3)

Earnings per share:
Basic	$(0.13)	$0.05	$(2.97)	$(3.31)
Diluted	$(0.13)	$0.05	$(2.97)	$(3.31)

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

28.

Subsequent Events

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings.

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and lowered our senior debt rating from B- to CCC+. They maintained their negative outlook on all ratings.

EXHIBIT INDEX

Exhibit

2.1

Plan of Reorganization (incorporated herein by reference to Exhibit 2.1 to the Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

3.1

Amended and Restated Certificate of Incorporation of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to The Phoenix Companies, Inc. Registration Statement on Form S-l (Registration No. 333-73896), filed November 21, 2001, as amended)

3.2

By-Laws of The Phoenix Companies, Inc., as amended June 5, 2003 (incorporated herein by reference to Exhibit 3.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K (Registration No. 333-73896) filed March 11, 2005)

4.1	Amended and Restated Certificate of Incorporation and By-Laws of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 hereto, respectively)

4.2

Stockholder Rights Agreement, dated as of June 19, 2001, between The Phoenix Companies, Inc. and Equiserve Trust Company, N.A. as Rights Agent (incorporated herein by reference to Exhibit 10.24 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-73896), filed November 21, 2001, as amended)

4.3

Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of The Phoenix Companies, Inc. (attached as Exhibit A to the Stockholder Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Right Certificate (attached as Exhibit B to the Stockholder Rights Agreement filed as Exhibit 4.2 hereto)

4.5

Form of Share Certificate for Common Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.2

First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.6

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.8

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.9

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.10	The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.11

Discussion of The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, as amended (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.12

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.13

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.14

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.15

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.16

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.17

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.18

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.19

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.20

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.21

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.22	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.23

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

10.25

Form of Restricted Stock Units Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.26

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

10.28	The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.29	The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.30	The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.31	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed October 30, 2009)

10.32

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.33

Letter Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.42 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.34

Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.35

Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.36

Consulting Agreement dated March 22, 2009 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 23, 2009)

10.37

Discussion of compensation of Michael E. Hanrahan (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed August 25, 2009 and The Phoenix Companies, Inc. Current Report on Form 8-K filed on February 17,. 2010)

10.38	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.39	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.40	Discussion of director compensation and share ownership guidelines (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2009)

10.41

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.42	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.43

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.44

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

10.45

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

10.46

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.47

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.48

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.49

Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.50

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.51

Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.52

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.53

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