Form 10-Q
period 2010-03-31
PHOENIX COMPANIES INC/DE
filed 2010-05-10
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

On April 30, 2010, the registrant had 116.0 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheets

($ in millions, except share data)

March 31, 2010 (unaudited) and December 31, 2009

	Mar 31,	Dec 31,
	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,665.3 and $10,670.5)	$10,595.7	$10,345.5
Available-for-sale equity securities, at fair value (amortized cost of $24.8 and $24.4)	33.0	25.2
Venture capital partnerships, at equity in net assets	199.6	188.6
Policy loans, at unpaid principal balances	2,341.0	2,324.4
Other investments	536.5	539.7
Fair value option investments	68.7	69.3
Total investments	13,774.5	13,492.7
Cash and cash equivalents	129.8	257.7
Accrued investment income	180.9	176.4
Receivables	364.7	356.6
Deferred policy acquisition costs	1,743.0	1,916.0
Deferred income taxes	192.7	166.2
Other assets	171.8	195.8
Discontinued operations assets	3,565.8	3,620.8
Separate account assets	4,451.6	4,418.1
Total assets	$24,574.8	$24,600.3

LIABILITIES:
Policy liabilities and accruals	$13,140.2	$13,151.1
Policyholder deposit funds	1,318.1	1,342.7
Indebtedness	427.7	428.0
Other liabilities	485.6	527.8
Discontinued operations liabilities	3,545.7	3,601.5
Separate account liabilities	4,451.6	4,418.1
Total liabilities	23,368.9	23,469.2

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 17 & 18)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.0 million and 115.7 million shares outstanding	1.3	1.3
Additional paid-in capital	2,628.0	2,627.3
Accumulated deficit	(1,133.0)	(1,146.7)
Accumulated other comprehensive loss	(110.9)	(171.3)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,205.9	1,131.1
Total liabilities and stockholders’ equity	$24,574.8	$24,600.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Income and Comprehensive Income

($ in millions, except share data)

Three Months Ended March 31, 2010 and 2009

	March 31,
	2010	2009
REVENUES:
Premiums	$151.7	$172.2
Fee income	162.5	154.0
Net investment income	204.7	184.9
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(31.4)	(57.7)
Portion of OTTI losses recognized in other comprehensive income	16.9	19.4
Net OTTI losses recognized in earnings	(14.5)	(38.3)
Net realized investment gains, excluding OTTI losses	17.5	63.7
Net realized investment gains	3.0	25.4
Total revenues	521.9	536.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	288.6	316.2
Policyholder dividends	62.7	37.8
Policy acquisition cost amortization	68.2	65.6
Interest expense on indebtedness	8.0	8.5
Other operating expenses	80.2	76.0
Total benefits and expenses	507.7	504.1
Income from continuing operations before income taxes	14.2	32.4
Income tax expense	0.2	105.7
Income (loss) from continuing operations	14.0	(73.3)
Loss from discontinued operations, net of income taxes	(0.3)	(1.5)
Net income (loss)	$13.7	$(74.8)

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$0.12	$(0.63)
Earnings (loss) from continuing operations – diluted	$0.12	$(0.63)
Loss from discontinued operations – basic	$(0.00)	$(0.02)
Loss from discontinued operations – diluted	$(0.00)	$(0.02)
Net earnings (loss) – basic	$0.12	$(0.65)
Net earnings (loss) – diluted	$0.12	$(0.65)
Basic weighted-average common shares outstanding (in thousands)	116,081	115,619
Diluted weighted-average common shares outstanding (in thousands)	116,575	115,619

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$13.7	$(74.8)
Net unrealized investment gains	78.5	46.1
Portion of OTTI losses recognized in other comprehensive income	(22.5)	(23.4)
Net unrealized other gains	3.6	35.2
Net unrealized derivative instruments gains (losses)	0.8	(2.6)
Other comprehensive income	60.4	55.3
Comprehensive income (loss)	$74.1	$(19.5)

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Three Months Ended March 31, 2010 and 2009

	March 31,
	2010	2009
OPERATING ACTIVITIES:
Premiums collected	$145.5	$159.7
Insurance, investment management and product fees collected	160.5	152.9
Investment income collected	193.7	216.3
Policy benefits paid, excluding policyholder dividends	(437.4)	(420.0)
Policyholder dividends paid	(60.0)	(77.3)
Policy acquisition costs paid	(3.8)	(39.8)
Interest expense on indebtedness paid	(5.6)	(5.6)
Other operating expenses paid	(90.8)	(86.7)
Income taxes paid	—	(2.4)
Cash for continuing operations	(97.9)	(102.9)
Discontinued operations, net	3.7	(7.8)
Cash for operating activities	(94.2)	(110.7)

INVESTING ACTIVITIES:
Investment purchases	(1,678.8)	(1,657.1)
Investment sales, repayments and maturities	1,680.0	1,669.4
Policy loan advances, net	(16.6)	(58.3)
Premises and equipment additions	(0.5)	(2.3)
Effect of deconsolidation of collateralized debt obligations	—	(7.3)
Discontinued operations, net	(4.7)	11.0
Cash for investing activities	(20.6)	(44.6)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	141.5	190.5
Policyholder deposit fund withdrawals	(154.8)	(262.1)
Indebtedness repayments	(0.3)	(1.3)
Minority interest	0.5	—
Cash for financing activities	(13.1)	(72.9)
Change in cash and cash equivalents	(127.9)	(228.2)
Cash and cash equivalents, beginning of period	257.7	377.0
Cash and cash equivalents, end of period	$129.8	$148.8

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Three Months Ended March 31, 2010 and 2009

	March 31,
	2010	2009
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3
Common shares issued	—	—
Balance, end of period	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,627.3	$2,626.4
Issuance of shares and compensation expense on stock compensation awards	0.7	(0.5)
Balance, end of period	$2,628.0	$2,625.9

ACCUMULATED DEFICIT:
Balance, beginning of period	$(1,146.7)	$(839.5)
Adjustment for initial application accounting changes	—	11.8
Net income (loss)	13.7	(74.8)
Balance, end of period	$(1,133.0)	$(902.5)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(171.3)	$(743.6)
Adjustment for initial application of accounting changes	—	8.6
Other comprehensive income (loss)	60.4	55.3
Balance, end of period	$(110.9)	$(679.7)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)
Change in treasury stock	—	—
Balance, end of period	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,131.1	$865.1
Change in stockholders’ equity	74.8	0.4
Stockholders’ equity, end of period	$1,205.9	$865.5

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

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

In 2009, we reported the results of our private placement operation as discontinued operations as we were actively pursuing its sale during the fourth quarter of 2009 and expect the transaction to close in the second quarter of 2010. The consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change. See Note 16 to these financial statements for additional information regarding discontinued operations.

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Our interim consolidated financial statements include the accounts of The Phoenix Companies, Inc., its subsidiaries and certain sponsored collateralized obligation trusts as described in Note 9 to these financial statements. Significant intercompany balances and transactions have been eliminated in consolidating these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair presentation of the consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. Financial results for the three-month period in 2010 are not necessarily indicative of full year results.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Risks Associated with Current Economic Environment

The risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the potential continuation of these conditions throughout 2010. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products and result in higher lapses or surrenders of life and annuity products. More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions may result in a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

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

Adoption of new accounting standards

Consolidation Analysis of Investments Held Through a Separate Account

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance within ASC 810, Consolidation, to clarify that an insurance entity should not consider any separate account interests held for the benefit of policyholders to be the insurer's interests nor should an entity combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The only exception is if the separate account interests are held for the benefit of a related party policy holder. This amended guidance also updated ASC 944, Financial Services – Insurance, to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. Our adoption in the first quarter of 2010 had no material effect on our consolidated financial statements.

Additional Disclosures on Fair Value Measurements

In January 2010, the FASB issued amending guidance ASC 820, Fair Value Measurements and Disclosures, which added new disclosures as well as clarified existing disclosure requirements. The amended guidance includes requirements for detailed disclosures of significant transfers between Level 1 and 2 measurements and the reasons for the transfers as well as a gross presentation of Level 3 sales, issuances and settlements. This amendment also provided additional clarification which states that fair value disclosures are required for each class of assets and liabilities and the valuation techniques and the inputs used in determining fair value should be disclosed for both recurring and non-recurring fair value measurements within Level 2 and Level 3. Our adoption in the first quarter of 2010 resulted in additional disclosures but otherwise had no material effect on our consolidated financial statements.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

This revised guidance is effective for all VIEs owned on, or formed after, January 1, 2010. We have evaluated our investment portfolio including venture capital partnerships, collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), and other structures and entities to identify any variable interests. Furthermore, for any variable interests identified we assessed based on the applicable criteria whether we could potentially be the primary beneficiary. Based upon this assessment, we adopted this guidance effective January 1, 2010 with no material effect on our consolidated financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance to ASC 860, Transfers and Servicing. The amended guidance eliminates the concept of qualifying special-purpose entities and changes requirements for when a financial asset should be derecognized. Additional disclosures are also required on risk related to a transferor’s continuing involvement in transferred financial assets. The adoption of this guidance on January 1, 2010 had no material effect on our consolidated financial statements.

Accounting standards not yet adopted

Amended Exception for Credit Derivatives

In March 2010, the FASB issued amended guidance to ASC 815, Derivatives and Hedging. The amendment clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The amendment will require more financial instruments to be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Entities are allowed to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. We expect to adopt this guidance effective July 1, 2010 and are in the process of assessing the effect on our consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2009 Annual Report on Form 10-K.

3.

Business Combinations and Dispositions

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. In November 2007, we amended the original purchase agreement to extend the term for achievement of performance targets related to additional purchase consideration through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As of December 31, 2009, the performance targets that required additional cash payments were not achieved and no remaining obligation exists relating to the purchase agreement.

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP and expect the transaction to close in the second quarter of 2010. This transfer of ownership is subject to regulatory approval; therefore, we cannot be certain that the transaction will close, or that the closing will occur, at the currently anticipated time. Because of the expected divestiture, we have determined that these operations should be reflected as discontinued operations. The consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change.

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

Closed Block Assets and Liabilities:	Mar 31,	Dec 31,
($ in millions)	2010	2009	Inception

Debt securities	$6,371.5	$6,305.1	$4,773.1
Equity securities	9.9	6.7	—
Mortgage loans	5.7	6.2	399.0
Venture capital partnerships	191.2	180.2	—
Policy loans	1,380.0	1,378.5	1,380.0
Other investments	141.5	142.8	—
Total closed block investments	8,099.8	8,019.5	6,552.1
Cash and cash equivalents	24.6	33.3	—
Accrued investment income	107.4	105.9	106.8
Receivables	55.5	53.3	35.2
Deferred income taxes	264.1	270.3	389.4
Other closed block assets	17.1	22.6	6.2
Total closed block assets	8,568.5	8,504.9	7,089.7
Policy liabilities and accruals	9,167.0	9,246.5	8,301.7
Policyholder dividends payable	299.2	297.8	325.1
Policy dividend obligation	114.8	—	—
Other closed block liabilities	71.5	57.9	12.3
Total closed block liabilities	9,652.5	9,602.2	8,639.1
Excess of closed block liabilities over closed block assets	$1,084.0	$1,097.3	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Three Months Ended
Policyholder Dividend Obligations:	from	March 31,
($ in millions)	Inception	2010	2009

Closed block revenues
Premiums	$9,095.4	$144.6	$159.8
Net investment income	5,543.4	122.5	103.7
Net realized investment losses	(247.9)	(6.3)	(13.3)
Total revenues	14,390.9	260.8	250.2
Policy benefits, excluding dividends	9,913.7	178.7	196.4
Other operating expenses	93.2	5.8	1.2
Total benefits and expenses, excluding policyholder dividends	10,006.9	184.5	197.6
Closed block contribution to income before dividends and income taxes	4,384.0	76.3	52.6
Policyholder dividends	(3,637.6)	(62.6)	(37.7)
Closed block contribution to income before income taxes	746.4	13.7	14.9
Applicable income tax expense	260.0	4.8	5.0
Closed block contribution to income	$486.4	$8.9	$9.9

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,696.0	$62.6	$37.7
Policyholder dividends provided through other comprehensive income	110.0	126.4	40.5
Additions to policyholder dividend liabilities	3,806.0	189.0	78.2
Policyholder dividends paid	(3,717.1)	(72.8)	(77.2)
Increase (decrease) in policyholder dividend liabilities	88.9	116.2	1.0
Policyholder dividend liabilities, beginning of period	325.1	297.8	311.1
Policyholder dividend liabilities, end of period	414.0	414.0	312.1
Policyholder dividends payable, end of period	(299.2)	(299.2)	(312.1)
Policyholder dividend obligation, end of period	$114.8	$114.8	$—

As of March 31, 2010, the policyholder dividend obligation includes approximately $4.8 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization and also includes $110.0 million of net unrealized gains on investments supporting the closed block liabilities. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Policy acquisition costs deferred	$3.8	$35.4
Costs amortized to expenses:
Recurring costs	(67.0)	(66.0)
Realized investment gains (losses)	(1.2)	0.4
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income	(108.6)	(15.6)
Cumulative effect of adoption of new guidance	—	(4.7)
Change in deferred policy acquisition costs	(173.0)	(50.5)
Deferred policy acquisition costs, beginning of period	1,916.0	2,708.3
Deferred policy acquisition costs, end of period	$1,743.0	$2,657.8

6.

Investing Activities

Debt and equity securities

See Note 10 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of General Account Securities:	March 31, 2010		December 31, 2009
($ in millions)	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

U.S. government and agency	$722.7	$710.1	$540.7	$531.5
State and political subdivision	183.2	181.7	179.3	181.0
Foreign government	173.3	150.4	169.7	148.8
Corporate	5,833.5	5,715.9	5,825.9	5,862.2
Commercial mortgage-backed	1,020.7	1,038.6	986.7	1,036.5
Residential mortgage-backed	2,066.4	2,180.7	2,090.4	2,245.5
CDO/CLO	262.8	340.0	258.0	347.6
Other asset-backed	333.1	347.9	294.8	317.4
Available-for-sale debt securities	$10,595.7	$10,665.3	$10,345.5	$10,670.5

Amounts applicable to the closed block	$6,371.5	$6,264.7	$6,305.1	$6,340.4

Available-for-sale equity securities	$33.0	$24.8	$25.2	$24.4

Amounts applicable to the closed block	$9.9	$6.8	$6.7	$6.9

Unrealized Gains and Losses from General Account Securities:	March 31, 2010		December 31, 2009
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$27.9	$(15.3)	$27.0	$(17.8)
State and political subdivision	4.6	(3.1)	4.0	(5.7)
Foreign government	22.9	—	21.0	(0.1)
Corporate	306.8	(189.2)	239.0	(275.3)
Commercial mortgage-backed	34.5	(52.4)	22.1	(71.9)
Residential mortgage-backed	40.8	(155.1)	30.6	(185.7)
CDO/CLO	1.5	(78.7)	1.9	(91.5)
Other asset-backed	3.3	(18.1)	2.5	(25.1)
Debt securities gains (losses)	$442.3	$(511.9)	$348.1	$(673.1)
Debt securities net losses		$(69.6)		$(325.0)

Equity securities gains (losses)	$10.2	$(2.0)	$1.2	$(0.4)
Equity securities net gains	$8.2		$0.8

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

6.

Investing Activities (continued)

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	March 31,	Dec 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.1)	(4.1)
Commercial mortgage-backed	(6.9)	(4.1)
Residential mortgage-backed	(50.6)	(39.7)
CDO/CLO	(35.8)	(32.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(97.4)	$(80.8)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Aging of Temporarily Impaired	As of March 31, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$46.1	$(2.8)	$59.7	$(12.5)	$105.8	$(15.3)
State and political subdivision	11.0	(0.1)	37.5	(3.0)	48.5	(3.1)
Foreign government	2.0	—	—	—	2.0	—
Corporate	167.7	(16.7)	1,148.2	(172.5)	1,315.9	(189.2)
Commercial mortgage-backed	33.2	(0.2)	199.9	(52.2)	233.1	(52.4)
Residential mortgage-backed	346.4	(10.2)	684.5	(144.9)	1,030.9	(155.1)
CDO/CLO	9.9	(2.1)	231.1	(76.6)	241.0	(78.7)
Other asset-backed	51.8	(1.2)	126.6	(16.9)	178.4	(18.1)
Debt securities	$668.1	$(33.3)	$2,487.5	$(478.6)	$3,155.6	$(511.9)
Equity securities	6.4	(2.0)	1.0	—	7.4	(2.0)
Total temporarily impaired securities	$674.5	$(35.3)	$2,488.5	$(478.6)	$3,163.0	$(513.9)

Amounts inside the closed block	$309.2	$(17.9)	$1,248.2	$(187.6)	$1,557.4	$(205.5)

Amounts outside the closed block	$365.3	$(17.4)	$1,240.3	$(291.0)	$1,605.6	$(308.4)

Amounts outside the closed block that are below investment grade	$23.4	$(6.7)	$406.9	$(141.0)	$430.3	$(147.7)

Number of securities		245		1,124		1,369

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $123.8 million at March 31, 2010. Of this amount, $107.2 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $42.6 million at March 31, 2010. Of this amount, $32.9 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at March 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$42.6	$(1.4)	$51.1	$(16.4)	$93.7	$(17.8)
State and political subdivision	22.9	(0.2)	42.3	(5.5)	65.2	(5.7)
Foreign government	7.9	(0.1)	—	—	7.9	(0.1)
Corporate	298.5	(22.6)	1,428.8	(252.7)	1,727.3	(275.3)
Commercial mortgage-backed	112.3	(1.5)	297.9	(70.4)	410.2	(71.9)
Residential mortgage-backed	491.4	(14.6)	698.3	(171.1)	1,189.7	(185.7)
CDO/CLO	16.7	(8.3)	225.7	(83.2)	242.4	(91.5)
Other asset-backed	62.7	(0.3)	135.5	(24.8)	198.2	(25.1)
Debt securities	1,055.0	(49.0)	2,879.6	(624.1)	3,934.6	(673.1)
Equity securities	0.9	—	0.6	(0.4)	1.5	(0.4)
Total temporarily impaired securities	$1,055.9	$(49.0)	$2,880.2	$(624.5)	$3,936.1	$(673.5)

Amounts inside the closed block	$498.5	$(25.5)	$1,473.5	$(264.6)	$1,972.0	$(290.1)

Amounts outside the closed block	$557.4	$(23.5)	$1,406.7	$(359.9)	$1,964.1	$(383.4)

Amounts outside the closed block that are below investment grade	$39.8	$(11.4)	$414.9	$(170.1)	$454.7	$(181.5)

Number of securities		356		1,346		1,702

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $155.9 million at December 31, 2009. Of this amount, $134.9 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $68.0 million at December 31, 2009. Of this amount, $55.4 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

Maturities of General Account Debt Securities:	Maturities at
($ in millions)	Fair Value

Due in one year or less	$512.6
Due after one year through five years	2,124.6
Due after five years through ten years	2,716.3
Due after ten years	5,242.2
Total	$10,595.7

The maturities, as of March 31, 2010, of general account debt securities are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers.

6.

Investing Activities (continued)

Other-Than-Temporary Impairments

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At March 31, 2010, this included debt securities with $128.1 million of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors in our significant accounting policies described in Note 2 of our 2009 Annual Report on Form 10-K. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

6.

Investing Activities (continued)

The three holdings at March 31, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $28.6 million and an unrealized loss of $42.6 million, these are multi-class, cash flow CDOs. The Company invests in the senior tranches of the CDOs that can withstand significant immediate defaults before losing any principal. Due to the senior nature of our tranches, we expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security and, therefore, this issue does not merit an other-than-temporary impairment.

•

GS Mortgage Securities Corp – With a fair value of $11 million and an unrealized loss of $18.4 million, this group of commercial pass-through certificates is backed by static pools of subordinated commercial mortgage-backed security (“CMBS”) tranches. We hold the senior-most tranche of each of the underlying transactions. Delinquent loans within each pool increased during the first quarter of 2010. We ran numerous scenarios using observable data in regards to prepayment speeds, defaults and loss severities and have determined that it is probable that we will be able to collect all amounts due and have the ability and intent to hold these securities until maturity. An other-than-temporary impairment is not required at this time.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.4 million and an unrealized loss of $8.6 million, this security is a seasoned, mezzanine tranche of an $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/Moody’s, respectively. The Company’s tranche of this security has a remaining average life of 2.25 years and is current on principal and interest. There are no indications that the Company will not receive 100% of contractual cash flows and, therefore, an other-than-temporary impairment is not required.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2010 were concentrated in mortgage-backed securities and CDO/CLO holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $14.2 million in the first quarter of 2010 and $31.4 million in the first quarter of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $16.9 million in the first quarter of 2010 and $19.4 million in the first quarter of 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Debt securities credit losses, beginning of period	$(44.4)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(2.3)	(11.0)
Less: Credit losses on securities sold	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(9.9)	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of period	$(56.6)	$(52.6)

6.

Investing Activities (continued)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Contributions	$8.0	$6.2
Equity in earnings (loss) of partnerships	5.3	(20.5)
Distributions	(2.3)	(0.8)
Change in venture capital partnerships	11.0	(15.1)
Venture capital partnership investments, beginning of period	188.6	200.8
Venture capital partnership investments, end of period	$199.6	$185.7

Amounts applicable to the closed block	$191.2	$174.0

Other Investments

Other Investments:	As of Mar 31,	As of Dec 31,
($ in millions)	2010	2009

Transportation and other equipment leases	$46.2	$47.6
Mezzanine partnerships	180.1	176.2
Affordable housing partnerships	8.7	8.7
Derivative instruments (Note 10)	111.5	116.6
Real estate	31.1	34.9
Other partnership interests(1)	114.0	111.2
Other interests	36.5	35.6
Mortgage loans	8.4	8.9
Other investments	$536.5	$539.7

Amounts applicable to the closed block	$141.5	$142.8

———————

(1)

Represents primarily direct equity investments.

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Debt securities	$154.4	$176.4
Equity securities	0.1	—
Venture capital partnerships	5.3	(20.5)
Policy loans	43.4	47.4
Other investments	4.4	(15.4)
Fair value option investments	0.7	(1.5)
Other income	0.2	1.8
Cash and cash equivalents	—	0.1
Total investment income	208.5	188.3
Discontinued operations	(1.7)	(1.0)
Investment expenses	(2.1)	(2.4)
Net investment income	$204.7	$184.9

Amounts applicable to the closed block	$122.5	$103.7

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2010	2009

Total other-than-temporary debt impairment losses	$(31.1)	$(50.8)
Portion of loss recognized in other comprehensive income (before taxes)	16.9	19.4
Net debt impairment losses recognized in earnings	$(14.2)	$(31.4)

Debt security impairments	$(14.2)	$(31.4)
Equity security impairments	(0.3)	—
Other investments impairments	—	(6.9)
Impairment losses	(14.5)	(38.3)
Debt security transaction gains	22.9	3.6
Debt security transaction losses	(5.0)	(3.0)
Equity security transaction gains	—	2.2
Equity security transaction losses	—	—
Venture capital partnership transaction gains (losses)	—	0.4
Other investments transaction gains (losses)	(4.2)	(0.3)
CDO deconsolidation gain	—	57.0
Net transaction gains	13.7	59.9
Realized gains (losses) on fair value option investments	0.2	(2.3)
Realized gains (losses) on derivative assets and liabilities	3.6	6.1
Net realized investment gains (losses), excluding impairment losses	17.5	63.7
Net realized investment gains (losses), including impairments	$3.0	$25.4

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2010	2009

Debt securities	$255.4	$106.5
Equity securities	7.4	—
Debt and equity securities pledged as collateral	—	—
Other investments	0.3	1.1
Net unrealized investment gains (losses)	$263.1	$107.6

Net unrealized investment gains (losses)	$263.1	$107.6
Applicable closed block policyholder dividend obligation	(126.4)	(40.5)
Applicable deferred policy acquisition cost	(108.6)	(32.1)
Applicable deferred income tax	27.9	(12.3)
Offsets to net unrealized investment losses	(207.1)	(84.9)
Net unrealized investment gains (losses) included in other comprehensive income	$56.0	$22.7

Non-Consolidated Variable Interest Entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIEs”). We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE.

6.

Investing Activities (continued)

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in other invested assets category of the balance sheet. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which we are not the primary beneficiary.

Carrying Value of Assets and Liabilities	March 31, 2010			December 31, 2009
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$608.3	$—	$608.3	$575.5	$—	$575.5
Direct equity investments	7.8	—	7.8	9.4	—	9.4
Receivable	11.4	—	11.4	11.4	—	11.4
Total	$627.5	$—	$627.5	$596.3	$—	$596.3

The asset value of our investments in variable interest entities (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $627.5 million as of March 31, 2010. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. See Note 17 to these financial statements for additional information regarding such commitments.

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

As of March 31, 2010, we held derivative assets, net of liabilities, with a fair value of $109.0 million. Derivative credit exposure was diversified with six different counterparties. We also had debt securities of these issuers with a carrying value of $134.6 million. Our maximum amount of loss due to credit risk with these issuers was $243.6 million. See Note 10 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	As of
($ in millions)	Mar 31,	Dec 31,
	2010	2009

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	253.6	253.9
Total indebtedness	$427.7	$428.0

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

7.

Financing Activities (continued)

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $46.5 million of par value of these bonds as of March 31, 2010. During the first quarter 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million. During 2009, we repurchased $30.0 million of par value of these bonds for $14.6 million resulting in a gain of $15.4 million.

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

Future minimum annual principal payments on indebtedness as of March 31, 2010 are: in 2032, $253.6 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including	Three Months Ended
Amortization of Debt Issuance Costs:	March 31,
($ in millions)	2010	2009

Surplus notes	$3.1	$3.1
Senior unsecured bonds	4.9	5.4
Interest expense on indebtedness	$8.0	$8.5

Common stock dividends

In the first quarter of 2010 and in the twelve months ended December 31, 2009, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three-month periods ended March 31, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Mar 31,	Dec 31,
($ in millions)	2010	2009

Debt securities	$661.1	$661.2
Equity funds	2,257.3	2,244.6
Other	96.4	99.5
Total	$3,014.8	$3,005.3

Changes in Guaranteed Liability Balances:	As of
($ in millions)	March 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	1.7	(0.2)
Paid	(2.1)	—
Liability balance as of March 31, 2010	$4.7	$16.1

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	5.4	(5.8)
Paid	(10.2)	—
Liability balance as of December 31, 2009	$5.1	$16.3

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”), a guaranteed pay-out annuity floor (“GPAF”) and a combination rider (“COMBO”).

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

The COMBO includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

The GMWB, GMAB, GPAF and COMBO represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

As of March 31, 2010 and December 31, 2009, there was no reinsurance of the aggregate account value with the GMWB, GMAB, GPAF and COMBO features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made for the GMWB and GMAB during the first quarter of 2010 and 2009. There were benefit payments made of $0.6 million for GPAF during 2009 and $0.1 million during the first quarter of 2010.

Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in millions)	2010	2009

GMWB	$(3.2)	$3.8
GMAB	16.4	20.1
GPAF	2.2	2.2
COMBO	(0.8)	(0.6)
Total embedded derivatives	$14.6	$25.5

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,082.2	$44.7	60
GMDB step up	1,622.8	179.8	61
GMDB earnings enhancement benefit (EEB)	49.3	1.0	61
GMDB greater of annual step up and roll up	32.9	9.3	64
Total GMDB at March 31, 2010	$2,787.2	$234.8

COMBO	$10.6		59
GMAB	425.4		55
GMIB	530.2		61
GMWB	602.1		61
GPAF	18.6		75
Total at March 31, 2010	$1,586.9

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,097.4	$58.6	60
GMDB step up	1,611.8	222.9	61
GMDB earnings enhancement benefit (EEB)	49.2	1.4	61
GMDB greater of annual step up and roll up	32.8	10.0	64
Total GMDB at December 31, 2009	$2,791.2	$292.9

COMBO	$10.4		58
GMAB	417.9		55
GMIB	525.8		61
GMWB	592.6		60
GPAF	18.9		75
Total at December 31, 2009	$1,565.6

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2010 and December 31, 2009, we held additional universal life death benefit and other insurance benefit reserves of $98.1 million and $89.4 million, respectively.

9.

Investments Pledged as Collateral and Non-recourse Collateralized Debt

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

Derivative Instruments Held in			As of Mar 31,		As of Dec 31,
General Account:			2010		2009
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$45.0	2018	$2.6	$0.6	$1.7	$0.5
Swaptions	100.0	2011	6.0	—	6.0	—
Put options	495.0	2014-2024	87.5	—	90.9	—
Call options	16.9	2010-2011	4.9	1.3	5.3	0.8
Equity futures	50.8	2010	9.5	—	12.0	—
	707.7		110.5	1.9	115.9	1.3
Hedging Derivative Instruments
Cross currency swaps	25.0	2012-2016	1.0	0.6	0.7	1.5
	25.0		1.0	0.6	0.7	1.5
Total derivative instruments	$732.7		$111.5	$2.5	$116.6	$2.8

10.

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

10.

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

During 2009, our financial strength ratings fell below the specified threshold levels in certain agreements and remain so at March 31, 2010. As a result, the credit risk related contingent features of the instruments have been triggered with respect to such rating thresholds. However, the Company does not have any net liability obligation payable to any counterparty. No counterparties have exercised their option to terminate the transactions, although they reserve all rights available to them as stated in the agreements.

As of March 31, 2010, the Company held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

11.

Fair Value of Financial Instruments

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

11.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of March 31, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$105.7	$617.0	$—	$722.7
State and political subdivision	—	183.2	—	183.2
Foreign government	—	173.3	—	173.3
Corporate	—	5,587.5	246.0	5,833.5
Commercial mortgage-backed	122.7	836.1	61.9	1,020.7
Residential mortgage-backed	7.6	1,990.8	68.0	2,066.4
CDO/CLO	—	—	262.8	262.8
Other asset-backed	—	245.9	87.2	333.1
Available-for-sale equity securities	0.9	0.7	31.4	33.0
Derivative assets	—	111.5	—	111.5
Separate account assets	4,353.4	98.2	—	4,451.6
Fair value option investments	32.2	36.5	—	68.7
Total assets	$4,622.5	$9,880.7	$757.3	$15,260.5
Liabilities
Derivative liabilities	$—	$2.5	$14.6	$17.1
Total liabilities	$—	$2.5	$14.6	$17.1

There were no transfers between Level 1 and Level 2 assets for the quarter ending March 31, 2010.

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$213.5	$327.2	$—	$540.7
State and political subdivision	—	179.3	—	179.3
Foreign government	—	169.7	—	169.7
Corporate	—	5,540.8	285.1	5,825.9
Commercial mortgage-backed	127.7	802.5	56.5	986.7
Residential mortgage-backed	8.1	1,963.7	118.6	2,090.4
CDO/CLO	—	—	258.0	258.0
Other asset-backed	—	197.8	97.0	294.8
Available-for-sale equity securities	1.0	5.0	19.2	25.2
Derivative assets	—	116.6	—	116.6
Separate account assets	4,327.5	90.6	—	4,418.1
Fair value option investments	33.5	35.8	—	69.3
Total assets	$4,711.3	$9,429.0	$834.4	$14,974.7
Liabilities
Derivative liabilities	$—	$2.8	$25.5	$28.3
Total liabilities	$—	$2.8	$25.5	$28.3

11.

Fair Value of Financial Instruments (continued)

Carrying Amounts and Fair Values	As of March 31,		As of December 31,
of Financial Instruments:	2010		2009
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$129.8	$129.8	$257.7	$257.7
Available-for-sale debt securities	10,595.7	10,595.7	10,345.5	10,345.5
Available-for-sale equity securities	33.0	33.0	25.2	25.2
Mortgage loans	8.4	8.4	8.9	8.7
Derivative financial instruments	111.5	111.5	116.6	116.6
Fair value option investments	68.7	68.7	69.3	69.3
Financial assets	$10,947.1	$10,947.1	$10,823.2	$10,823.0

Investment contracts	$1,318.1	$1,332.0	$1,342.7	$1,358.6
Indebtedness	427.7	270.8	428.0	269.6
Derivative financial instruments	17.1	17.1	28.3	28.3
Financial liabilities	$1,762.9	$1,619.9	$1,799.0	$1,656.5

Available-for-sale debt securities as of March 31, 2010 and December 31, 2009 are reported net of $67.8 million and $67.3 million, respectively, of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

Separate account assets as of March 31, 2010 and December 31, 2009 are reported net of $3,381.5 million and $3,423.6 million, respectively, of Level 1 investments included in discontinued assets on our balance sheet related to PFG.

Fair value option investments at March 31, 2010 include $32.2 million of available-for-sale equity securities backing our deferred compensation liabilities.

Fair value option investments also include a structured loan asset valued at $36.5 million as of March 31, 2010. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

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

11.

Fair Value of Financial Instruments (continued)

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

Structured Securities

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts of the contractual due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations reflect the quoted fair value.

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligation (“CDO”) assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default (LGD) or recovery rate, collateral prepayment rate and reinvestment spread.

Fair value is then determined based on discounted projected cash flows. We use a discount rate based upon a combination of the current U.S. Treasury rate plus the most recent gross CDO/CLO spreads (including the corresponding swap spread) by original tranche rating, which is representative of the inherent credit risk exposure in a deal’s capital structure. A credit loss margin is then deducted from this blended rate equal to the baseline annual default rate times a loss severity rate. The rationale behind the deduction of such credit loss margins is necessary as the projected cash flows have already been default risk-adjusted, taking into account the impact of the projected credit losses in the underlying collateral.

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

11.

Fair Value of Financial Instruments (continued)

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

11.

Fair Value of Financial Instruments (continued)

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

Deposit type funds, including pension deposit administration contracts, dividend accumulations and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at March 31, 2010 and December 31, 2009 was a reduction of $14.8 million and $18.5 million in the reserves associated with these riders, respectively.

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

11.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended March 31, 2010
($ in millions)				Asset-		Common	YTD
	CDO	RMBS	Corp	Backed	CMBS	Stock	Assets

Balance, beginning of period	$258.0	$118.6	$285.2	$97.0	$56.5	$19.2	$834.5
Net purchases	0.1	1.0	42.9	10.0	1.3	—	55.3
Net sales	(2.1)	(8.0)	(93.4)	(1.7)	(3.7)	—	(108.9)
Transfers into Level 3(1)	—	—	26.1	—	—	4.5	30.6
Transfers out of Level 3(2)	—	(40.4)	(58.0)	(18.4)	—	—	(116.8)
Realized gains (losses) included in earnings	(5.6)	(0.8)	20.7	(1.5)	—	(1.7)	11.1
Unrealized gains (losses) included in other comprehensive income (loss)	12.4	(2.7)	22.5	1.8	7.7	9.4	51.1
Amortization/accretion	—	0.3	—	—	0.1	—	0.4
Balance, end of period	$262.8	$68.0	$246.0	$87.2	$61.9	$31.4	$757.3

Level 3	Three Months Ended March 31, 2009
Financial Assets:		Common		Asset-			Gov’t	Foreign	YTD
($ in millions)	Corp	Stock	CMBS	Backed	CDO/CLO	RMBS	Agency	Gov’t	Assets

Balance, beginning of period	$489.0	$23.4	$81.5	$132.0	$175.2	$71.1	$4.2	$0.4	$976.8
Net purchases	2.2	—	—	—	3.8	3.1	—	—	9.1
Net sales	(26.3)	—	(7.7)	(9.7)	(2.0)	(7.0)	(0.9)	(0.2)	(53.8)
Transfers into Level 3(1)	55.0	1.0	—	18.0	2.4	2.2	—	—	78.6
Transfers out of Level 3(2)	(38.2)	—	(8.9)	(9.9)	(8.8)	(6.4)	(3.2)	—	(75.4)
Realized gains (losses) included in earnings	(5.3)	—	—	(3.8)	(2.6)	(3.8)	—	—	(15.5)
Unrealized gains (losses) included in other comprehensive income (loss)	(1.8)	—	(8.7)	(2.8)	58.3	(0.8)	(0.1)	—	44.1
Amortization/accretion	(0.1)	—	0.1	0.4	0.1	0.7	—	—	1.2
Balance, end of period	$474.5	$24.4	$56.3	$124.2	$226.4	$59.1	$—	$0.2	$965.1

———————

(1)

Transfers into Level 3 for the three months ended March 31, 2010 and 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended March 31, 2010 and 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

11.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Three Months Ended
($ in millions)	March 31,
	2010	2009
	Embedded Derivatives

Balance, beginning of period	$25.5	$118.5
Net purchases/(sales)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	10.9	4.6
Unrealized (gains) losses included in other comprehensive loss	—	—
Amortization/accretion	—	—
Balance, end of period	$14.6	$113.9
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$10.9	$4.6

Level 3 Gains and Losses:	Three Months Ended
($ in millions)	March 31, 2010
	Trading	Other
	Revenues	Revenues

Total gains or losses included in earnings (or changes in net assets) for the period	$20.0	$(8.8)
Change in unrealized gains or losses relating to assets still held at the reporting date included in other comprehensive income	$—	$51.3

12.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the movement in the deferred income taxes and related valuation allowance for the three months ended March 31, 2010 has been computed based on the first three months of 2010 as a discrete period. Due to our continued conclusion that a full valuation allowance is necessary against the net deferred tax asset, the effective tax rate for the three months ended March 31, 2010 is 0%. Similarly, the Company anticipates that the full year end effective tax rate will be 0%.

Maintaining our prior period conclusion regarding the need for a valuation allowance, and considering the movement in the estimated value of individual deferred tax assets and liabilities because of operations, for the three months ended March 31, 2010, we recorded a net decrease in the valuation allowance of $43.3 million. This net movement was recognized as a benefit to the income statement components of $6.9 million and a benefit to equity components of $36.4 million.

We have concluded that a valuation allowance on the $192.7 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

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

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Service cost	$0.8	$1.7
Interest cost	9.5	10.1
Expected return on plan assets	(8.2)	(7.3)
Net loss amortization	1.6	5.5
Prior service cost amortization	—	—
Pension benefit cost	$3.7	$10.0

Components of Other Postretirement Benefit Costs:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Service cost	$0.1	$0.3
Interest cost	0.8	1.0
Prior service cost amortization	(0.4)	(0.3)
Other postretirement benefit cost	$0.5	$1.0

For the three months ended March 31, 2010, other comprehensive loss includes unrealized gains of $0.8 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen and no new participants will be accepted into the plans.

We made contributions of $16.8 million to the pension plans in the first quarter of 2010. We expect to make additional contributions of approximately $12 million by December 31, 2010.

Savings plans

During the three months ended March 31, 2010 and 2009, we incurred costs of $1.2 million and $1.8 million, respectively, for contributions to our employer-sponsored savings plans.

14.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-based Compensation Plans:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Compensation cost charged to income from continuing operations	$0.8	$0.4
Income tax expense (benefit) before valuation allowance	$0.2	$(0.1)

We did not capitalize any of the cost of stock-based compensation during the three-month periods ended March 31, 2010 and 2009.

14.

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

Stock Option Activity at	Three Months Ended March 31,
Weighted-Average Exercise Price:	2010		2009
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,146,779	$11.87	4,835,224	$11.90
Granted	213,794	2.84	5,000	0.53
Exercised	—	—	—	—
Canceled	(267,256)	11.77	(93,470)	13.19
Forfeited	(35,973)	10.41	—	—
Outstanding, end of period	4,057,344	$11.41	4,746,754	$11.86

Options granted during the three months ended March 31, 2010 had a weighted-average fair value of $1.42 per unit.

As of March 31, 2010, 3.4 million of outstanding stock options were exercisable, with a weighted-average exercise price of $12.14 per unit.

As of March 31, 2010, there was $1.2 million of total unrecognized compensation cost related to unvested stock option grants.

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

Time-Vested RSU Activity at Weighted-Average Grant Price:	Three Months Ended March 31,
	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,265,688	$3.45	2,184,388	$6.68
Awarded	68,117	2.79	105,777	3.12
Converted to common shares/applied to taxes	(413,623)	3.09	(1,259,744)	8.61
Canceled	(4,630)	2.82	—	—
Outstanding, end of period	915,552	$3.56	1,030,421	$3.97

14.

Share-based compensation (continued)

Performance Contingent RSU Activity at	Three Months Ended March 31,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	786,629	$2.55	1,343,741	$2.82
Awarded	1,360,079	2.84	—	—
Adjustment for performance results	6,041	2.82	(530,203)	2.82
Converted to common shares/applied to taxes	(23,858)	2.82	(31,883)	2.82
Canceled	(517,538)	2.82	(81,329)	2.82
Outstanding, end of period	1,611,353	$2.71	700,326	$2.82

The intrinsic value of RSUs converted during the three months ended March 31, 2010 was $1.1 million.

As of March 31, 2010, there was $1.5 million of total unrecognized compensation cost related to unvested RSU grants.

In addition to the RSU activity above, 0.2 million RSUs are subject to future issuance based on the achievement of market-based criteria established under certain of our incentive plans. The market contingencies for these RSUs will be resolved no later than December 31, 2011.

15.

Earnings Per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Basic and Diluted Earnings per Share:	Three Months Ended
(in thousands)	March 31,
	2010	2009

Weighted-average common shares outstanding	116,081	115,619
Weighted-average effect of dilutive potential common shares:
Restricted stock units	492	626
Stock options	2	—
Potential common shares	494	626
Less: Potential common shares excluded from calculation due to operating losses	—	(626)
Dilutive potential common share	494	—
Weighted-average common shares outstanding, including dilutive potential common shares	116,575	115,619

Stock options excluded from calculation due to anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	3,437	4,742

As a result of the net loss available to common shareholders for the three months ended March 31, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended March 31, 2009 diluted loss per share, since the inclusion of 0.6 million shares of restricted stock units would have been anti-dilutive to the earnings per share calculation.

16.

Discontinued Operations

PFG Holdings, Inc.

In 2003, we acquired the remaining interest in PFG Holdings, Inc. (“PFG”), the holding company for our private placement operation. In November 2007, we amended the original purchase agreement to extend the term for achievement of performance targets related to additional purchase consideration through the end of 2009 and to establish a more objective mechanism to value PFG and calculate the final amount of contingent consideration. As of December 31, 2009, the performance targets that required additional cash payments were not achieved and no remaining obligation exists relating to the purchase agreement.

16.

Discontinued Operations (continued)

On January 4, 2010, we signed a definitive agreement to sell PFG and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP and expect the transaction to close in the second quarter of 2010. This transfer of ownership is subject to regulatory approval; therefore, we cannot be certain that the transaction will close, or that the closing will occur, at the currently anticipated time. Because of the expected divestiture, we have determined that these operations should be reflected as discontinued operations. The consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change.

The following tables provide detailed information regarding the financial statement lines identified as discontinued operations.

Summarized Balance Sheet for PFG:	As of December 31,
	Mar 31,	Dec 31,
($ in millions)	2010	2009

Policy loans	$81.6	$76.8
Other assets	24.2	41.1
Separate account assets	3,381.5	3,423.6
Total assets	$3,487.3	$3,541.5

Policy liabilities and accruals and other liabilities	$63.3	$108.1
Separate account liabilities	3,381.5	3,423.6
Total liabilities	$3,444.8	$3,531.7

A net loss of $0.3 million was recognized during the three months ended March 31, 2010. Net income of $0.3 million was recognized during the three months ended March 31, 2009.

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

As of March 31, 2010 and December 31, 2009, no assets or liabilities on the balance sheet identified as discontinued operations related to Virtus. A net loss of $1.8 million was recognized during the three months ended March 31, 2009 related to additional expenses incurred related to the spin-off.

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

16.

Discontinued Operations (continued)

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. See Note 18 to these financial statements for additional discussion on remaining liabilities of our discontinued reinsurance operations.

17.

Other Commitments

During the normal course of business, the Company enters into agreements to fund venture capital partnerships and to purchase private placement investments. As of March 31, 2010, the Company had unfunded commitments of $315.6 million under such agreements, of which $136.0 million are expected to be funded by December 31, 2010.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of March 31, 2010, the Company has funded $6.7 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.5 million of unfunded commitments remain subject to this guarantee.

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

18.

Contingent Liabilities (continued)

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total net reserves were $60.2 million as of March 31, 2010 and $60.7 million as of December 31, 2009.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vii) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (viii) the possibility that we not be successful in our efforts to implement a new business plan; (ix) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (xiii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiv) our ability to attract and retain key personnel in a competitive environment; (xv) our dependence on third parties to maintain critical business and administrative functions; (xvi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvii) our reliance, as a holding company, on dividends and other payments from our subsidiaries to meet our financial obligations and pay future dividends, particularly since our insurance subsidiaries’ ability to pay dividends is subject to regulatory restrictions; (xviii) the potential need to fund deficiencies in our closed block; (xix) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xx) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xxi) legislative or regulatory developments; (xxii) regulatory or legal actions; (xxiii) potential future material losses from our discontinued reinsurance business; (xxiv) changes in accounting standards; (xxv) the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence and our stock price;(xxvi) the risks related to a man-made or natural disaster; (xxvii) risks related to changing climate conditions; and (xxviii) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations”. You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of March 31, 2010 as compared to December 31, 2009; our consolidated results of operations for the three months ended March 31, 2010 and 2009; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2009 in our 2009 Annual Report on Form 10-K.

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

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Profitable growth.

Earnings Drivers

A substantial but gradually declining share of our earnings derives from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path, subject to the maintenance of a positive policyholder dividend obligation. See Note 4 to our consolidated financial statements in this Form 10-Q and in our 2009 Annual Report on Form 10-K for more information on the closed block.

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

•

Income taxes expense which is a function of pretax income and significant judgments we make with respect to the reversal of certain temporary book-to-tax differences, and specifically our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

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

Under accounting principles generally accepted in the United States of America (“GAAP”), premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheet as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the potential continuation of these conditions through 2010.

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

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, we have implemented an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment, any other permitted adjustments or any additional steps taken to manage our in force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Interest margins. Investment income on assets backing surplus was $5.6 million in the first quarter of 2010, compared to a net loss of $6.7 million in the first quarter of 2009. The increase of $12.3 million was primarily from improved valuations and equity in income of alternative asset classes, notably venture capital partnerships. Universal life and variable annuity interest margins both declined as a result of lower investment income on assets supporting these products as a result of lower yields.

•

Deferred policy acquisition cost. Deferred policy acquisition cost amortization remained relatively flat at $68.2 million compared to $65.6 million in the first quarter 2010 and 2009, respectively. The change in offsets to deferred policy acquisition costs related to net unrealized investment gains or losses increased to $108.6 million as of March 31, 2010 compared to $15.6 million as of March 31, 2009. The significant fluctuation in offsets was primarily from the improvement in net unrealized losses during the first quarter of 2010.

•

Fees on our life and annuity products. Fee revenues increased by $8.5 million to $162.5 million in the first quarter of 2010, compared to $154.0 million in the first quarter of 2009. The increase was primarily driven by $6.1 million of higher cost of insurance charges on our universal life policies. In addition, asset-based fees increased $2.7 million on our variable annuity products from higher account balances reflecting the favorable equity markets during the past 12 months.

•

Mortality margins. Universal life mortality margin increased by $5.8 million to $59.5 million in the first quarter 2010, compared to $53.7 million in the first quarter of 2009. This was a result of continued favorable mortality as well as an increase in cost of insurance charges. Mortality margins in variable universal life decreased by $1.9 million to $10.6 million in the first quarter of 2010, compared to $12.5 million in the first quarter of 2009, resulting from lower cost of insurance charges as well as less favorable mortality. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the first quarter of 2010, we had net realized investment gains of $3.0 million, compared to $25.4 million in the first quarter of 2009. Realized gains in the first quarter of 2010 were primarily from the sale of a private investment holding, partially offset by other-than-temporary impairment losses of $14.5 million. In contrast, realized gains in the first quarter of 2009 were primarily the result of the gain recognized on the CDO deconsolidation of $57.0 million offset by other-than-temporary impairment losses of $38.3 million.

•

Operating expenses. Non-deferred operating expenses increased by $4.2 million to $80.2 million in the first quarter of 2010, compared to $76.0 million in the first quarter of 2009. The increase was primarily from premium tax adjustment and targeted investments in growth initiatives, notably Saybrus, our new distribution company. This was partially offset by significant expense reductions implemented during the year.

•

Income taxes. The Company recorded income tax expense of $0.2 million in first quarter 2010 to continuing operations compared to $105.7 million in the first quarter of 2009. The Company had a full valuation allowance as of December 31, 2009 and an effective tax rate of 0% for the three months ended March 31, 2010. In the first quarter of 2009, an increase in the valuation allowance of $115.9 million was recorded on our deferred tax asset with an offsetting increase to tax expense. The valuation allowance arose based on our inability to rely on future taxable income over the periods in which the deferred tax asset will be recoverable, as well as consideration of expiration of capital losses.

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

Following are the most recent rating actions from each agency that may contribute to these adverse effects, which could be compounded should we experience additional downgrades:

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

In response to these developments, we expect to continue to focus on the following key strategic pillars in 2010:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Profitable growth.

Recent Developments

Formation of Distribution Company

On November 3, 2009, we announced the formation of a distribution company subsidiary, Saybrus Partners, Inc. (“Saybrus”) and that Saybrus had entered into an agreement with financial services firm Edward Jones to provide life insurance consulting services to the firm’s financial advisors. Phoenix formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for Phoenix’s product line within our own distribution channels. The initial agreement with Edward Jones is for three years and will focus Saybrus consultants on two new insurance carriers in the Edward Jones retail distribution network.

Suspension of Distribution Relationships

During 2008, State Farm was our largest distributor of annuity and life insurance products. In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. On July 30, 2009, we restructured our agreement with State Farm, amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 90,000 inforce Phoenix policies and contracts sold through State Farm agents.

In 2008, National Life Group was our second largest distributor of annuity products. In March 2009, National Life Group suspended the sale of Phoenix products.

The actions by these and other distribution partners were primarily in response to downgrades by rating agencies. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Recent Acquisitions and Dispositions

See Note 3 to our consolidated financial statements in this Form 10-Q for a discussion of our recent acquisitions and dispositions.

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

A complete description of our critical accounting estimates is set forth in our 2009 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2009 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. A summary of certain of our critical accounting estimates, updated with information subsequent to the filing of our 2009 Annual Report on Form-10-K, is as follows:

Deferred Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Maintaining our prior period conclusion regarding the need for a valuation allowance, and considering the movement in the estimated value of individual deferred tax assets and liabilities because of operations, for the three months ended March 31, 2010, we recorded a net decrease in the valuation allowance of $43.3 million. This net movement was recognized as a benefit to the income statement components of $6.9 million and a benefit to equity components of $36.4 million.

We have concluded that a valuation allowance on the $192.7 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

See our 2009 Annual Report on Form 10-K for further information on critical accounting estimates related to deferred income taxes.

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

See Note 6 to our consolidated financial statements in this Form 10-Q for more information.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both March 31, 2010 and December 31, 2009.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$151.7	$172.2	$(20.5)	(12%)
Fee income	162.5	154.0	8.5	6%
Net investment income	204.7	184.9	19.8	11%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(31.4)	(57.7)	26.3	46%
Portion of OTTI losses recognized in other comprehensive income	16.9	19.4	(2.5)	(13%)
Net OTTI losses recognized in earnings	(14.5)	(38.3)	23.8	62%
Net realized investment gains, excluding OTTI losses	17.5	63.7	(46.2)	(73%)
Total net realized investment gains	3.0	25.4	(22.4)	(88%)
Total revenues	521.9	536.5	(14.6)	(3%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	288.6	316.2	(27.6)	(9%)
Policyholder dividends	62.7	37.8	24.9	66%
Policy acquisition cost amortization	68.2	65.6	2.6	4%
Interest expense on indebtedness	8.0	8.5	(0.5)	(6%)
Other operating expenses	80.2	76.0	4.2	6%
Total benefits and expenses	507.7	504.1	3.6	1%
Income before income taxes	14.2	32.4	(18.2)	(56%)
Income tax expense	0.2	105.7	(105.5)	(100%)
Income (loss) from continuing operations	14.0	(73.3)	87.3	119%
Loss from discontinued operations, net of income taxes	(0.3)	(1.5)	1.2	80%
Net income (loss)	$13.7	$(74.8)	$88.5	118%

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended March 31, 2010 vs. March 31, 2009

Net income from continuing operations for the three months ended March 31, 2010 was $14.0 million, or $0.12 per share, which compares to a net loss from continuing operations for the three months ended March 31, 2009 of $73.3 million, or ($0.63) per share. The improvement from continuing operations reflects higher net investment income, lower policy benefits, and lower income taxes. These improvements were partially offset by lower premiums and lower net realized investment gains.

Net investment income increased by $19.8 million to $204.7 million during the three months ended March 31, 2010 from $184.9 million for the three months ended March 31, 2009. Interest on surplus improved $12.3 million, an increase to $5.6 million in the first quarter of 2010 compared to a loss of $6.7 million in the first quarter of 2009. This improvement was primarily driven by positive valuations and equity in income of venture capital partnerships. Universal life and variable annuity interest margins both declined as a result of lower investment income on assets supporting these products as a result of lower yields.

Policy benefits decreased by $27.6 million to $288.6 million in the first quarter of 2010 from $316.2 million in the first quarter of 2009. This decrease was primarily a result of a reduction in policyholder reserves within the closed block as the number of policies inforce continues to decrease.

In the first quarter of 2010, we had net realized gains of $3.0 million, compared to $25.4 million in the first quarter of 2009. Realized gains in the first quarter of 2010 were primarily driven by the sale of a private investment holding, partially offset by other-than-temporary impairment losses of $14.5 million. In contrast, realized gains in the first quarter of 2009 were primarily driven from the gain recognized on the CDO deconsolidation of $57.0 million offset by other-than-temporary impairment losses of $38.3 million.

The Company recorded income tax expense of $0.2 million in the first quarter of 2010 to continuing operations compared to $105.7 million in the first quarter of 2009. The Company had a full valuation allowance as of December 31, 2009 and an effective tax rate of 0% for the three months ended March 31, 2010. In the first quarter of 2009, an increase in the valuation allowance of $115.9 million was recorded on our deferred tax asset with an offsetting increase to tax expense. The amount of the valuation allowance was determined based on our estimates of future taxable income over the periods in which the deferred tax asset will be recoverable, including consideration of expiration of capital losses.

The net loss recognized associated with our discontinued accident and health business and private placement business held for sale was comparable at $0.3 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of March 31, 2010, our general account held debt securities with a carrying value of $10,595.7 million, representing 76.9% of total general account investments. Public debt securities represented 71.3% of total debt securities, with the remaining 28.7% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
Rating	Designation	2010	2009	2010	2009	2010	2009

1	AAA/AA/A	$6,122.6	$5,843.0	$4,817.2	$4,559.2	$1,305.4	$1,283.8
2	BBB	3,405.6	3,389.0	2,065.3	2,043.7	1,340.3	1,345.3
Total investment grade		9,528.2	9,232.0	6,882.5	6,602.9	2,645.7	2,629.1
3	BB	574.7	644.1	384.9	402.6	189.8	241.5
4	B	237.7	231.0	125.7	124.3	112.0	106.7
5	CCC and lower	173.6	150.5	101.0	86.7	72.6	63.8
6	In or near default	81.5	87.9	61.7	59.8	19.8	28.1
Total debt securities		$10,595.7	$10,345.5	$7,555.8	$7,276.3	$3,039.9	$3,069.2

Debt Securities by Type:	As of March 31, 2010
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$722.7	$710.1	$27.9	$(15.3)	$12.6
State and political subdivision	183.2	181.7	4.6	(3.1)	1.5
Foreign government	173.3	150.4	22.9	—	22.9
Corporate	5,833.5	5,715.9	306.8	(189.2)	117.6
Commercial mortgage-backed	1,020.7	1,038.6	34.5	(52.4)	(17.9)
Residential mortgage-backed	2,066.4	2,180.7	40.8	(155.1)	(114.3)
CDO/CLO	262.8	340.0	1.5	(78.7)	(77.2)
Other asset-backed	333.1	347.9	3.3	(18.1)	(14.8)
Total debt securities	$10,595.7	$10,665.3	$442.3	$(511.9)	$(69.6)
Debt securities outside closed block:
Unrealized gains	$2,624.8	$2,494.0	$130.8	$—	$130.8
Unrealized losses	1,599.4	1,906.6	—	(307.2)	(307.2)
Total outside the closed block	4,224.2	4,400.6	130.8	(307.2)	(176.4)
Debt securities in closed block:
Unrealized gains	4,815.3	4,503.8	311.5	—	311.5
Unrealized losses	1,556.2	1,760.9	—	(204.7)	(204.7)
Total in the closed block	6,371.5	6,264.7	311.5	(204.7)	106.8
Total debt securities	$10,595.7	$10,665.3	$442.3	$(511.9)	$(69.6)

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2010 in our debt securities portfolios were banking (6.3%), electrical utilities (4.8%), insurance (3.5%), diversified financial services (2.9%) and oil (2.7%).

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

Most of our RMBS portfolio is highly rated. As of March 31, 2010, 88% of the total residential portfolio was rated AAA or AA. We have $149.6 million of sub-prime exposure, $188.6 million of Alt-A exposure and $500.4 million of prime exposure, which combined amount to 6.1% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 56% being AAA rated and another 17% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of March 31, 2010 totaled $5.4 million. These impairments consist of $0.7 million from prime, $4.6 million from Alt-A and $0.1 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of March 31, 2010
	Carrying	Market	% General					BB and	% Closed
	Value(2)	Value(2)	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,192.9	$1,227.8	8.8%	100.0%	0.0%	0.0%	0.0%	0.0%	63.4%
Prime	563.0	500.4	3.6%	64.0%	12.4%	4.1%	5.9%	13.6%	41.2%
Alt-A	238.7	188.6	1.4%	29.3%	22.0%	1.8%	9.1%	37.8%	35.4%
Sub-prime	186.1	149.6	1.1%	64.0%	7.5%	0.7%	11.4%	16.4%	5.4%
Total	$2,180.7	$2,066.4	14.9%	82.2%	5.6%	1.2%	3.1%	7.9%	51.3%

———————

(1)

Percentages based on Market Value.

(2)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$343.9	$320.3	2.3%	0.0%	0.0%	2.6%	9.5%	27.3%	60.6%
AA	69.5	62.1	0.4%	0.0%	4.1%	15.0%	13.1%	48.8%	19.0%
A	24.4	20.6	0.2%	0.0%	0.0%	25.2%	73.2%	0.0%	1.6%
BBB	36.4	29.4	0.2%	0.0%	0.0%	38.9%	52.7%	2.6%	5.8%
BB and Below	88.8	68.0	0.5%	0.0%	17.8%	52.8%	23.2%	4.9%	1.3%
Total	$563.0	$500.4	3.6%	0.0%	2.9%	14.0%	17.0%	24.4%	41.7%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$68.5	$55.2	0.4%	0.0%	0.0%	0.0%	22.2%	76.1%	1.7%
AA	46.1	41.5	0.3%	0.0%	0.0%	85.6%	0.0%	0.0%	14.4%
A	5.0	3.4	0.1%	0.0%	0.0%	0.0%	1.4%	28.2%	70.4%
BBB	25.4	17.2	0.1%	0.0%	0.0%	0.0%	0.0%	78.6%	21.4%
BB and Below	93.7	71.3	0.5%	0.0%	4.0%	30.0%	54.4%	10.3%	1.3%
Total	$238.7	$188.6	1.4%	0.0%	1.5%	30.2%	27.1%	33.8%	7.4%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$105.2	$95.8	0.7%	5.2%	13.3%	3.4%	32.9%	33.7%	11.5%
AA	12.7	11.2	0.1%	0.0%	25.4%	0.0%	43.0%	0.0%	31.6%
A	1.1	1.0	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	29.3	17.0	0.1%	0.0%	28.5%	12.0%	23.3%	23.7%	12.5%
BB and Below	37.8	24.6	0.2%	0.0%	53.3%	35.7%	9.5%	1.5%	0.0%
Total	$186.1	$149.6	1.1%	3.3%	22.4%	9.4%	29.2%	24.5%	11.2%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities (“CMBS”)

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General	Post-				2004 and	% Closed
	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block
Rating
AAA	$844.7	$859.3	6.2%	1.3%	5.3%	8.3%	5.7%	79.4%	69.3%
AA	88.9	77.0	0.6%	0.0%	11.4%	11.6%	16.9%	60.1%	66.0%
A	107.6	85.6	0.6%	6.1%	16.6%	3.4%	16.2%	57.7%	52.3%
BBB	37.6	19.7	0.1%	0.0%	21.6%	12.9%	0.0%	65.5%	51.3%
BB and Below	18.8	11.7	0.1%	0.0%	7.5%	0.0%	26.3%	66.2%	41.0%
Total	$1,097.6	$1,053.3	7.6%	1.6%	7.0%	8.1%	7.5%	75.8%	67.0%

———————

 (1)

Includes commercial mortgage-backed CDOs with carrying and market values of $58.9 million and $32.6 million, respectively.

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

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in millions)	March 31,
	2010	2009

Total other-than-temporary debt impairment losses	$(31.1)	$(50.8)
Portion of loss recognized in other comprehensive income (before taxes)	16.9	19.4
Net debt impairment losses recognized in earnings	$(14.2)	$(31.4)

Debt security impairments	$(14.2)	$(31.4)
Equity security impairments	(0.3)	—
Other investments impairments	—	(6.9)
Impairment losses	(14.5)	(38.3)
Debt security transaction gains	22.9	3.6
Debt security transaction losses	(5.0)	(3.0)
Equity security transaction gains	—	2.2
Equity security transaction losses	—	—
Venture capital partnership transaction gains (losses)	—	0.4
Other investments transaction gains (losses)	(4.2)	(0.3)
CDO deconsolidation gain	—	57.0
Debt and equity securities pledged as collateral gains	—	—
Debt and equity securities pledged as collateral losses	—	—
Net transaction gains	13.7	59.9
Realized gains (losses) on fair value option investments	0.2	(2.3)
Realized gains (losses) on derivative assets and liabilities	3.6	6.1
Net realized investment gains (losses), excluding impairment losses	17.5	63.7
Net realized investment gains (losses), including impairments	$3.0	$25.4

Other-Than-Temporary Impairments

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At March 31, 2010, this included debt securities with $128.1 million of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at March 31, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $28.6 million and an unrealized loss of $42.6 million, these are multi-class, cash flow CDOs. The Company invests in the senior tranches of the CDOs that can withstand significant immediate defaults before losing any principal. Due to the senior nature of our tranches, we expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security and, therefore, this issue does not merit an other-than-temporary impairment.

•

GS Mortgage Securities Corp – With a fair value of $11 million and an unrealized loss of $18.4 million, this group of commercial pass-through certificates is backed by static pools of subordinated commercial mortgage-backed security (“CMBS”) tranches. We hold the senior-most tranche of each of the underlying transactions. Delinquent loans within each pool increased during the first quarter of 2010. We ran numerous scenarios using observable data in regards to prepayment speeds, defaults and loss severities and have determined that it is probable that we will be able to collect all amounts due and have the ability and intent to hold these securities until maturity. An other-than-temporary impairment is not required at this time.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.4 million and an unrealized loss of $8.6 million, this security is a seasoned, mezzanine tranche of an $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/Moody’s, respectively. The Company’s tranche of this security has a remaining average life of 2.25 years and is current on principal and interest. There are no indications that the Company will not receive 100% of contractual cash flows and, therefore, an other-than-temporary impairment is not required.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2010 were concentrated in mortgage-backed securities and CDO/CLO holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $14.2 million in the first quarter of 2010 and $31.4 million during the first quarter of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $16.9 million in the first quarter of 2010 and $19.4 million in the first quarter of 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Debt securities credit losses, beginning of period	$(44.4)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(2.3)	(11.0)
Less: Credit losses on securities sold	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Add: Credit losses on previously impaired securities	(9.9)	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Debt securities credit losses, end of period	$(56.6)	$(52.6)

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

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of March 31, 2010. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes are reflected in comprehensive income.

Gross and Net	As of March 31, 2010
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	2,711	1,361	1,752	1,002	959	359
Unrealized gains (losses)	$442.3	$(511.9)	$130.8	$(307.2)	$311.5	$(204.7)
Applicable policyholder dividend obligation (reduction)	311.5	(204.7)	—	—	311.5	(204.7)
Applicable deferred policy acquisition costs (benefit)	96.3	(173.6)	96.3	(173.6)	—	—
Applicable deferred income taxes (benefit)	12.1	(46.8)	12.1	(46.8)	—	—
Offsets to net unrealized gains (losses)	419.9	(425.1)	108.4	(220.4)	311.5	(204.7)
Unrealized gains (losses) after offsets	$22.4	$(86.8)	$22.4	$(86.8)	$—	$—
Net unrealized losses after offsets		$(64.4)		$(64.4)		$—

Equity securities
Number of positions	63	8	41	6	22	2
Unrealized gains (losses)	$10.2	$(2.0)	$6.3	$(1.2)	$3.9	$(0.8)
Applicable policyholder dividend obligation (reduction)	3.9	(0.8)	—	—	3.9	(0.8)
Applicable deferred income taxes (benefit)	2.2	(0.4)	2.2	(0.4)	—	—
Offsets to net unrealized gains (losses)	6.1	(1.2)	2.2	(0.4)	3.9	(0.8)
Unrealized gains (losses) after offsets	$4.1	$(0.8)	$4.1	$(0.8)	$—	$—
Net unrealized gains after offsets	$3.3		$3.3		$—

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	March 31,	Dec 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.1)	(4.1)
Commercial mortgage-backed	(6.9)	(4.1)
Residential mortgage-backed	(50.6)	(39.7)
CDO/CLO	(35.8)	(32.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(97.4)	$(80.8)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Duration of Gross Unrealized Losses on	As of March 31, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,599.4	$323.4	$36.1	$1,239.9
Total amortized cost	1,906.6	332.3	43.4	1,530.9
Unrealized losses	$(307.2)	$(8.9)	$(7.3)	$(291.0)
Unrealized losses after offsets	$(86.9)	$(2.9)	$(3.0)	$(81.0)
Number of securities	1,002	165	19	818

Investment grade:
Unrealized losses	$(159.5)	$(4.5)	$(5.0)	$(150.0)
Unrealized losses after offsets	$(46.4)	$(1.4)	$(2.1)	$(42.9)

Below investment grade:
Unrealized losses	$(147.7)	$(4.4)	$(2.3)	$(141.0)
Unrealized losses after offsets	$(40.5)	$(1.5)	$(0.9)	$(38.1)

Equity securities outside closed block
Unrealized losses	$(1.2)	$(1.2)	$—	$—
Unrealized losses after offsets	$(0.8)	$(0.8)	$—	$—
Number of securities	6	5	—	1

For debt securities outside of the closed block with gross unrealized losses, 53.4% of the unrealized losses after offsets pertain to investment grade securities and 46.6% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(223.0)	$(20.8)	$(6.2)	$(196.0)
Unrealized losses over 20% of cost after offsets	$(60.8)	$(5.5)	$(2.7)	$(52.6)
Number of securities	271	53	12	206

Investment grade:
Unrealized losses over 20% of cost	$(99.2)	$(6.5)	$(3.9)	$(88.8)
Unrealized losses over 20% of cost after offsets	$(28.2)	$(1.5)	$(1.8)	$(24.9)

Below investment grade:
Unrealized losses over 20% of cost	$(123.8)	$(14.3)	$(2.3)	$(107.2)
Unrealized losses over 20% of cost after offsets	$(32.6)	$(4.0)	$(0.9)	$(27.7)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.8)	$(0.8)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.5)	$(0.5)	$—	$—
Number of securities	1	1	—	—

Duration of Gross Unrealized Losses on	As of March 31, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,556.2	$279.8	$28.8	$1,247.6
Total amortized cost	1,760.9	290.7	35.0	1,435.2
Unrealized losses	$(204.7)	$(10.9)	$(6.2)	$(187.6)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	359	45	10	304

Investment grade:
Unrealized losses	$(135.1)	$(5.9)	$(5.9)	$(123.3)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(69.6)	$(5.0)	$(0.3)	$(64.3)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(0.8)	$(0.8)	$—	$—
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	2	1	—	1

For debt securities inside the closed block with gross unrealized losses, 66.2% of the unrealized losses after offsets pertain to investment grade securities and 33.8% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of March 31, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(120.2)	$(13.3)	$(10.6)	$(96.3)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	89	16	6	67

Investment grade:
Unrealized losses over 20% of cost	$(77.6)	$(3.9)	$(10.3)	$(63.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(42.6)	$(9.4)	$(0.3)	$(32.9)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	1	1	—	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2010	2009	2010 vs. 2009
Continuing operations
Cash for operating activities	$(97.9)	$(102.9)	$5.0	5%
Cash for investing activities	(15.9)	(55.6)	39.7	71%
Cash for financing activities	(13.1)	(72.9)	59.8	82%
	$(126.9)	$(231.4)	$104.5	45%

Discontinued operations
Cash from (for) operating activities	$3.7	$(7.8)	$11.5	147%
Cash from (for) investing activities	(4.7)	11.0	(15.7)	(143%)
	$(1.0)	$3.2	$(4.2)	(131%)

———————

Not meaningful (NM)

Three months ended March 31, 2010 vs. March 31, 2009

Continuing Operations

Cash used for operating activities declined 5% in the first quarter of 2010 compared to the first quarter of 2009. Acquisition costs were $36.0 million lower as a result of decline in sales. Investment income declined $22.6 million in the first quarter of 2010 primarily as a result of lower yields. Policyholder benefits increased $17.4 million consistent with less favorable mortality related to variable universal life blocks of business. Premium payments and dividends declined $14.2 million and $17.3 million, respectively, as a result of the decrease in participating policies within the closed block. While operating cash flows remain negative as of March 31, 2010, this is primarily driven by cash surrenders of deposit-type contracts for which funds are readily available in segregated separate accounts or liquid general account assets.

Cash used for investing activities decreased by $39.7 million in the first quarter of 2010 compared to the first quarter of 2009. The primary driver of this fluctuation was a decrease of $41.7 million in outflows for policyholder loan advances as well as increased investment purchase activity consistent with lower surrenders.

A decrease in financing activities of $59.8 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily driven by a decline in withdrawals consistent with decrease in surrenders as well as a decline in policyholder deposits. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows decreased $4.2 million from discontinued operations for the first quarter of 2010 as compared with the first quarter of 2009 primarily as a result of settlement activity in this block of business.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary sources of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, given unaudited preliminary results, Phoenix Life would be able to pay a dividend of $29.2 million in 2010. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital of that entity. Our capitalization has declined in the past two years and we may have less flexibility to pay dividends to PNX if we experience further declines. As of March 31, 2010, we had $661.2 million of statutory surplus and asset valuation reserve (“AVR”) and our risk-based capital ratio was in excess of 250% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds as of the three months ended March 31, 2010 and 2009 was $4.9 million and $5.4 million, respectively. As of March 31, 2010, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

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

Annualized life surrenders were elevated in 2009, but improved in the first quarter of 2010, dropping to 8.4%, the lowest level since 2008. As the bond market improved in 2009, we were able to shift the composition of our liquidity position from primarily very low yielding treasury bills and notes to include a larger percentage of higher yielding agency mortgage-backed securities. Based on the improvement in portfolio valuations and reduced surrender activity, at the end of the first quarter we reduced our liquidity target from 10% of the portfolio down to 8%. This decrease in liquid assets will be redeployed into investment grade securities to enhance investment income.

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

The financial strength and debt ratings as of May 7, 2010 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Negative	bb-	Negative
Moody’s	Ba1	Negative	B1	Negative
Standard & Poor’s	BB-	Negative	CCC+	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Mar 31,	Dec 31,	percentage change
	2010	2009	2010 vs. 2009
ASSETS
Available-for-sale debt securities, at fair value	$10,595.7	$10,345.5	$250.2	2%
Available-for-sale equity securities, at fair value	33.0	25.2	7.8	31%
Venture capital partnerships, at equity in net assets	199.6	188.6	11.0	6%
Policy loans, at unpaid principal balances	2,341.0	2,324.4	16.6	1%
Other investments	536.5	539.7	(3.2)	(1%)
Fair value option investments	68.7	69.3	(0.6)	(1%)
Total investments	13,774.5	13,492.7	281.8	2%
Cash and cash equivalents	129.8	257.7	(127.9)	(50%)
Accrued investment income	180.9	176.4	4.5	3%
Receivables	364.7	356.6	8.1	2%
Deferred policy acquisition costs	1,743.0	1,916.0	(173.0)	(9%)
Deferred income taxes	192.7	166.2	26.5	16%
Other assets	171.8	195.8	(24.0)	(12%)
Discontinued operations assets	3,565.8	3,620.8	(55.0)	(2%)
Separate account assets	4,451.6	4,418.1	33.5	1%
Total assets	$24,574.8	$24,600.3	$(25.5)	—

LIABILITIES
Policy liabilities and accruals	$13,140.2	$13,151.1	$(10.9)	—
Policyholder deposit funds	1,318.1	1,342.7	(24.6)	(2%)
Indebtedness	427.7	428.0	(0.3)	—
Other liabilities	485.6	527.8	(42.2)	(8%)
Discontinued operations liabilities	3,545.7	3,601.5	(55.8)	(2%)
Separate account liabilities	4,451.6	4,418.1	33.5	1%
Total liabilities	23,368.9	23,469.2	(100.3)	—

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,629.3	2,628.6	0.7	—
Accumulated deficit	(1,133.0)	(1,146.7)	13.7	1%
Accumulated other comprehensive loss	(110.9)	(171.3)	60.4	35%
Treasury stock	(179.5)	(179.5)	—	—
Total stockholders’ equity	1,205.9	1,131.1	74.8	7%
Total liabilities and stockholders’ equity	$24,574.8	$24,600.3	$(25.5)	—

March 31, 2010 compared to December 31, 2009

Assets

Available-for-sale debt securities increased primarily due to improvement in unrealized losses from spread tightening in non-treasury sectors.

Venture capital partnerships increased primarily as a result of improvement in valuations as well as equity in earnings for the partnerships.

Cash and cash equivalents decreased due to a shift to available-for-sale debt securities.

Deferred policy acquisition costs decreased as a result of significantly lower unrealized losses on debt securities in the universal life, traditional life and variable annuity blocks of business.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Mar 31,	Dec 31,	percentage change
($ in millions)	2010	2009	2010 vs. 2009

Variable universal life	$267.0	$275.1	$(8.1)	(3%)
Universal life	807.5	888.3	(80.8)	(9%)
Variable annuities	191.2	243.6	(52.4)	(22%)
Fixed annuities	8.0	8.3	(0.3)	(4%)
Traditional life	469.3	500.7	(31.4)	(6%)
Total deferred policy acquisition costs	$1,743.0	$1,916.0	$(173.0)	(9%)

Other assets decreased as a result of a decrease in receivables related to premium taxes, a reduction in prepaid expenses and a decrease in property and equipment related to depreciation.

Liabilities and Stockholders’ Equity

The decrease in other liabilities was attributable to a reduction in general accounts payable, including amounts due reinsurers, as well as a reduction in pension liabilities from a contribution of $16.8 million during the first quarter of 2010.

Accumulated other comprehensive loss improved as a result of decrease in unrealized losses as well as a corresponding decrease in deferred acquisition cost offsets.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended
($in millions)	March 31,
	2010	2009

Deposits	$19.3	$99.6
Performance and interest credited	124.5	(181.5)
Fees	(14.6)	(11.0)
Benefits and surrenders	(137.3)	(191.3)
Change in funds on deposit	(8.1)	(284.2)
Funds on deposit, beginning of period	3,926.1	3,735.5
Annuity funds on deposit, end of period	$3,918.0	$3,451.3

Three months ended March 31, 2010 vs. March 31, 2009

Annuity funds on deposit decreased $8.1 million during the three months ended March 31, 2010 compared with a decrease of $284.2 million in the three months ended March 31, 2009. During the first quarter of 2009, performance of equity markets was poor and this was compounded with benefits and surrenders. In contrast, in the first quarter of 2010, fund performance rebounded and there were lower benefits and surrenders. First quarter 2010 results were partially offset by a decline in deposits reflecting the loss of several key distribution relationships in early 2009.

Variable Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Deposits	$28.7	$31.2
Performance and interest credited	41.6	(63.7)
Fees and cost of insurance	(22.5)	(24.9)
Benefits and surrenders	(48.4)	(27.1)
Change in funds on deposit	(0.6)	(84.5)
Funds on deposit, beginning of period	1,168.5	1,065.1
Variable universal life funds on deposit, end of period	$1,167.9	$980.6

Three months ended March 31, 2010 vs. March 31, 2009

For the three months ended March 31, 2010, the change in variable universal life funds on deposit was essentially flat compared to an $84.5 million decrease in the same prior year period. These improvements reflected stronger equity markets. Partially offsetting these improvements were higher surrenders.

Universal Life Funds on Deposit:	Three Months Ended
($ in millions)	March 31,
	2010	2009

Deposits	$84.3	$95.3
Interest credited	23.1	24.0
Fees and cost of insurance	(110.4)	(106.3)
Benefits and surrenders	(45.4)	(38.9)
Change in funds on deposit	(48.4)	(25.9)
Funds on deposit, beginning of period	2,080.7	2,256.0
Universal life funds on deposit, end of period	$2,032.3	$2,230.1

Three months ended March 31, 2010 vs. March 31, 2009

Universal life funds on deposit decreased during both the three months ended March 31, 2010 and 2009. The decrease was $22.5 million higher in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of higher surrenders and lower sales.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of March 31, 2010, the Company had unfunded commitments of $315.6 million under such investments.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of March 31, 2010, the Company has funded $6.7 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.5 million of unfunded commitments remain subject to this guarantee.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of March 31, 2010, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) increased from $576.9 million at December 31, 2009 to $665.9 million at March 31, 2010. The principal factors resulting in this increase were net income, unrealized investment gains and changes in deferred taxes and non-admitted assets. Statutory results are preliminary until filed with the regulatory authorities.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of March 31, 2010, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2009 Annual Report on Form 10-K.

We made a contribution of $16.8 million to the pension plans in the first quarter of 2010. We made payments totaling $3.6 million during 2009. Over the next nine months, we expect to make additional contributions to the plans of approximately $12 million. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

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

See our 2009 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2010 in comparison to December 31, 2009.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at March 31, 2010 in comparison to December 31, 2009.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

RISK FACTORS

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity. The following risk factors amend and restate the risk factors presented in our 2009 Annual Report on Form 10-K in their entirety.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the potential continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests generate returns that are more volatile than other asset classes are also relatively illiquid and may be harder to value or sell in adverse market conditions. Our investments in alternative asset classes produced a net loss before offsets of $40.1 million in the year ended December 31, 2009 as a result of adverse market conditions in the first half of 2009. Market conditions significantly improved during the second half of 2009 through 2010, resulting in a net gain before offsets of $9.7 million recognized during the three months ended March 31, 2010.

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At March 31, 2010, we carried a valuation allowance of $209.9 million on $402.6 million of deferred tax assets.

•

The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. During the first quarter of 2010, Phoenix made $16.8 million in contributions and we expect to make additional contributions of approximately $12 million by December 31, 2010. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

•

The value of our investment portfolio had an unrealized loss position before offsets of $69.6 million, at March 31, 2010. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

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

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Given current market conditions and liquidity concerns, management’s determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

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

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. Hedging gains were $5.1 million for the three months ended March 31, 2010. Hedging losses were $4.2 million in 2009. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

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

Deviations in actual experience from our pricing assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have implemented an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment and any other permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2009, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2009 we had an unlocking of deferred policy acquisition costs of $18.0 million. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

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

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. When economic or market conditions deteriorate, as they have recently, the ability of our subsidiaries to pay dividends or to advance or repay funds may be impaired. This is especially true of our insurance company subsidiaries. Payments of dividends and advances or repayment of funds to us by our insurance company subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. For example, the ability of Phoenix Life to pay dividends to the Company without special regulatory approval declined from $53.4 million for 2009 to $29.2 million for 2010. Changes to these laws, or the application or implementation of those laws by any of the regulatory agencies, especially those of New York State, the domiciliary state of Phoenix Life, could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects or result in regulatory or legislative responses.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total net reserves were $60.2 million as of March 31, 2010.

We expect our reserves and reinsurance to cover the run-off of the business; however, the nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Therefore, we expect to pay claims out of existing estimated reserves as the level of business diminishes. In addition, unfavorable or favorable claims and/or reinsurance recovery experience is reasonably possible and could result in our recognition of additional losses or gains, respectively, in future years. For these reasons, we cannot know today what our actual claims experience will be. In addition, we are involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. See Note 23 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for more information.

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

It is possible that these and other future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 2 to our consolidated financial statements under Item 8 “Financial Statements and Supplementary Data—Adoption of New Accounting Standards” in our 2009 Annual Report on Form 10-K for more information.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

(b)

Not applicable.

(c)

Not applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.

REMOVED AND RESERVED

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

10.8	First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated*

10.9

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

10.11	The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.12

Discussion of The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, as amended (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.13

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.14	First Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009*

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

10.17	First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated*

10.18

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.19

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.20	First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated*

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

10.25

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.26	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.27

Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.28

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

10.32	The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.33	The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.34	The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.35	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed October 30, 2009)

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

10.39

Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.40

Consulting Agreement dated March 22, 2009 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 23, 2009)

10.41

Discussion of compensation of Michael E. Hanrahan (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed August 25, 2009 and The Phoenix Companies, Inc. Current Report on Form 8-K filed on February 17,. 2010)

10.42	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.43	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.44	Discussion of director compensation and share ownership guidelines (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2009)

10.45

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.46	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.47

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.48

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

10.49

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

10.50

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.51

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.52

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

10.54

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.55

Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.56

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.57

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

THE PHOENIX COMPANIES, INC.

Date: May 10, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer