Form 10-Q
period 2010-06-30
PHOENIX COMPANIES INC/DE
filed 2010-08-06
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

On July 30, 2010, the registrant had 116.0 million shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheets

($ in millions, except share data)

June 30, 2010 (unaudited) and December 31, 2009

	June 30,	Dec 31,
	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,697.5 and $10,670.5)	$10,812.7	$10,345.5
Available-for-sale equity securities, at fair value (amortized cost of $25.0 and $24.4)	37.7	25.2
Venture capital partnerships, at equity in net assets	206.9	188.6
Policy loans, at unpaid principal balances	2,337.6	2,324.4
Other investments	599.8	539.7
Fair value option investments	60.8	69.3
Total investments	14,055.5	13,492.7
Cash and cash equivalents	119.8	257.7
Accrued investment income	181.0	176.4
Receivables	417.2	356.6
Deferred policy acquisition costs	1,638.0	1,916.0
Deferred income taxes	233.2	166.2
Other assets	185.5	195.8
Discontinued operations assets	69.6	3,620.8
Separate account assets	3,974.5	4,418.1
Total assets	$20,874.3	$24,600.3

LIABILITIES:
Policy liabilities and accruals	$13,150.7	$13,151.1
Policyholder deposit funds	1,369.5	1,342.7
Indebtedness	427.7	428.0
Other liabilities	585.7	527.8
Discontinued operations liabilities	59.0	3,601.5
Separate account liabilities	3,974.5	4,418.1
Total liabilities	19,567.1	23,469.2

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 17 & 18)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.0 million and 115.7 million shares outstanding	1.3	1.3
Additional paid-in capital	2,629.3	2,627.3
Accumulated deficit	(1,122.7)	(1,146.7)
Accumulated other comprehensive loss	(21.2)	(171.3)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,307.2	1,131.1
Total liabilities and stockholders’ equity	$20,874.3	$24,600.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Income and Comprehensive Income

($ in millions, except share data)

Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Premiums	$155.5	$170.6	$307.2	$342.8
Fee income	155.6	155.7	318.1	309.7
Net investment income	217.0	194.3	421.7	379.2
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(23.8)	(39.2)	(55.2)	(96.9)
Portion of OTTI losses recognized in other comprehensive income	11.4	18.3	28.3	37.7
Net OTTI losses recognized in earnings	(12.4)	(20.9)	(26.9)	(59.2)
Net realized investment gains (losses), excluding OTTI losses	42.9	(65.3)	60.4	(1.6)
Total realized investment gains (losses)	30.5	(86.2)	33.5	(60.8)
Total revenues	558.6	434.4	1,080.5	970.9

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	317.2	343.9	605.8	660.2
Policyholder dividends	97.5	46.6	160.2	84.4
Policy acquisition cost amortization	65.9	27.8	134.1	93.4
Interest expense on indebtedness	7.9	8.3	15.9	16.8
Other operating expenses	75.0	74.5	155.2	150.3
Total benefits and expenses	563.5	501.1	1,071.2	1,005.1
Income (loss) from continuing operations before income taxes	(4.9)	(66.7)	9.3	(34.2)
Income tax expense (benefit)	(0.2)	16.5	—	122.3
Income (loss) from continuing operations	(4.7)	(83.2)	9.3	(156.5)
Income (loss) from discontinued operations, net of income taxes	15.0	(28.0)	14.7	(29.5)
Net income (loss)	$10.3	$(111.2)	$24.0	$(186.0)

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$(0.04)	$(0.72)	$0.08	$(1.35)
Earnings (loss) from continuing operations – diluted	$(0.04)	$(0.72)	$0.08	$(1.35)
Earnings (loss) from discontinued operations – basic	$0.13	$(0.24)	$0.13	$(0.25)
Earnings (loss) from discontinued operations – diluted	$0.13	$(0.24)	$0.13	$(0.25)
Net earnings (loss) – basic	$0.09	$(0.96)	$0.21	$(1.60)
Net earnings (loss) – diluted	$0.09	$(0.96)	$0.21	$(1.60)
Basic weighted-average common shares outstanding (in thousands)	116,170	116,006	116,178	115,903
Diluted weighted-average common shares outstanding (in thousands)	116,170	116,006	116,724	115,903

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$10.3	$(111.2)	$24.0	$(186.0)
Net unrealized investment gains	81.4	180.0	128.7	215.3
Non-credit portion of OTTI losses recognized in other comprehensive income	(0.8)	(11.9)	7.9	(24.5)
Net unrealized other gains (losses)	6.5	(0.7)	10.1	34.5
Net unrealized derivative instruments gains (losses)	2.6	(0.7)	3.4	(3.3)
Other comprehensive income	89.7	166.7	150.1	222.0
Comprehensive income	$100.0	$55.5	$174.1	$36.0

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Premiums collected	$306.6	$328.6
Fee income collected	312.1	311.7
Investment income collected	418.3	452.9
Policy benefits paid, excluding policyholder dividends	(894.4)	(860.0)
Policyholder dividends paid	(149.1)	(155.5)
Policy acquisition costs paid	(3.5)	(52.9)
Interest expense on indebtedness paid	(17.4)	(17.4)
Other operating expenses paid	(128.6)	(165.7)
Income taxes paid	(0.3)	1.0
Cash for continuing operations	(156.3)	(157.3)
Discontinued operations, net	(1.4)	(13.1)
Cash for operating activities	(157.7)	(170.4)

INVESTING ACTIVITIES:
Investment purchases	(3,609.2)	(3,806.5)
Investment sales, repayments and maturities	3,625.0	3,981.6
Policy loan advances, net	(13.2)	(101.0)
Premises and equipment additions	(1.9)	(4.1)
Effect of deconsolidation of collateralized debt obligations	—	(7.3)
Proceeds from sale of subsidiary	28.5	—
Discontinued operations, net	(3.6)	(10.0)
Cash from investing activities	25.6	52.7

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	317.0	370.9
Policyholder deposit fund withdrawals	(323.1)	(490.1)
Non-controlling interest	0.5	—
Indebtedness repayments	(0.2)	(4.9)
Cash for financing activities	(5.8)	(124.1)
Change in cash and cash equivalents	(137.9)	(241.8)
Cash and cash equivalents, beginning of period	257.7	377.0
Cash and cash equivalents, end of period	$119.8	$135.2

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Three and Six Months Ended June 30, 2010 and 2009

	Three Months		Six Months
	June 30,		June 30
	2010	2009	2010	2009
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3	$1.3	$1.3
Common shares issued	—	—	—	—
Balance, end of period	$1.3	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,628.0	$2,625.9	$2,627.3	$2,626.4
Issuance of shares and compensation expense on stock compensation awards	1.3	0.7	2.0	0.2
Balance, end of period	$2,629.3	$2,626.6	$2,629.3	$2,626.6

ACCUMULATED DEFICIT:
Balance, beginning of period, as previously reported	$(1,133.0)	$(902.5)	$(1,146.7)	$(839.5)
Adjustment for initial application of accounting changes	—	—	—	11.8
Net income (loss)	10.3	(111.2)	24.0	(186.0)
Balance, end of period	$(1,122.7)	$(1,013.7)	$(1,122.7)	$(1,013.7)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(110.9)	$(679.8)	$(171.3)	$(743.7)
Adjustment for initial application of accounting changes	—	—	—	8.6
Other comprehensive income (loss)	89.7	166.7	150.1	222.0
Balance, end of period	$(21.2)	$(513.1)	$(21.2)	$(513.1)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,205.9	$865.4	$1,131.1	$865.0
Change in stockholders’ equity	101.3	56.2	176.1	56.6
Stockholders’ equity, end of period	$1,307.2	$921.6	$1,307.2	$921.6

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

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

In 2009, we reported the results of our private placement operation as discontinued operations as we were actively pursuing its sale during the fourth quarter of 2009. The sale closed on June 23, 2010. The 2009 consolidated balance sheet has been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change. See Note 16 to these financial statements for additional information regarding discontinued operations.

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. Financial results for the three and six month periods in 2010 are not necessarily indicative of full year results.

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

Accounting standards not yet adopted

Amended Exception for Credit Derivatives

In March 2010, the FASB issued amended guidance to ASC 815, Derivatives and Hedging. The amendment clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The amendment will require more financial instruments to be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Entities are allowed to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. Adoption of this guidance was effective on the first day of the quarter beginning after June 15, 2010, on a prospective basis only. Our adoption in the third quarter of 2010 will not have a material effect on our consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our consolidated financial statements in our 2009 Annual Report on Form 10-K.

3.

Business Combinations and Dispositions

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG Holdings, Inc. (“PFG”) and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP (“Tiptree”). Because of the divestiture, we determined that these operations are reflected as discontinued operations. The 2009 consolidated balance sheet has been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change.

On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company believes that the claims lack merit and intends to defend this matter vigorously.

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

Closed Block Assets and Liabilities:	June 30,	Dec 31,
($ in millions)	2010	2009	Inception

Debt securities	$6,480.7	$6,305.1	$4,773.1
Equity securities	12.3	6.7	—
Mortgage loans	5.2	6.2	399.0
Venture capital partnerships	197.9	180.2	—
Policy loans	1,371.0	1,378.5	1,380.0
Other investments	148.3	142.8	—
Total closed block investments	8,215.4	8,019.5	6,552.1
Cash and cash equivalents	22.6	33.3	—
Accrued investment income	102.1	105.9	106.8
Receivables	61.5	53.3	35.2
Deferred income taxes	261.1	270.3	389.4
Other closed block assets	37.0	22.6	6.2
Total closed block assets	8,699.7	8,504.9	7,089.7
Policy liabilities and accruals	9,077.0	9,246.5	8,301.7
Policyholder dividends payable	296.3	297.8	325.1
Policy dividend obligation	248.5	—	—
Other closed block liabilities	152.9	57.9	12.3
Total closed block liabilities	9,774.7	9,602.2	8,639.1
Excess of closed block liabilities over closed block assets	$1,075.0	$1,097.3	$1,549.4

4.

Demutualization and Closed Block (continued)

Closed Block Revenues and Expenses and Changes in	Cumulative	Six Months Ended
Policyholder Dividend Obligations:	from	June 30,
($ in millions)	Inception	2010	2009

Closed block revenues
Premiums	$9,244.4	$293.6	$322.5
Net investment income	5,675.0	254.1	214.3
Net realized investment losses	(231.6)	10.0	(29.5)
Total revenues	14,687.8	557.7	507.3
Policy benefits, excluding dividends	10,097.9	362.9	391.0
Other operating expenses	94.9	7.5	2.6
Total benefits and expenses, excluding policyholder dividends	10,192.8	370.4	393.6
Closed block contribution to income before dividends and income taxes	4,495.0	187.3	113.7
Policyholder dividends	(3,734.9)	(159.9)	(84.1)
Closed block contribution to income before income taxes	760.1	27.4	29.6
Applicable income tax expense	264.7	9.5	9.9
Closed block contribution to income	$495.4	$17.9	$19.7

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,793.3	$159.9	$97.3
Policyholder dividends provided through other comprehensive income	219.6	236.0	58.6
Additions to policyholder dividend liabilities	4,012.9	395.9	155.9
Policyholder dividends paid	(3,793.2)	(148.9)	(155.3)
Increase (decrease) in policyholder dividend liabilities	219.7	247.0	0.6
Policyholder dividend liabilities, beginning of period	325.1	297.8	311.1
Policyholder dividend liabilities, end of period	544.8	544.8	311.7
Policyholder dividends payable, end of period	(296.3)	(296.3)	(311.7)
Policyholder dividend obligation, end of period	$248.5	$248.5	$—

As of June 30, 2010, the policyholder dividend obligation includes approximately $28.9 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization and also includes $219.6 million of net unrealized gains on investments supporting the closed block liabilities. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Policy acquisition costs deferred	$(0.3)	$17.5	$3.5	$52.9
Costs amortized to expenses:
Recurring costs	(67.3)	(33.0)	(134.3)	(99.0)
Realized investment gains	1.4	5.2	0.2	5.6
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income	(38.8)	(229.3)	(147.4)	(244.9)
Cumulative effect of adoption of new guidance	—	—	—	(4.7)
Other	—	(0.8)	—	(0.8)
Change in deferred policy acquisition costs	(105.0)	(240.4)	(278.0)	(290.9)
Deferred policy acquisition costs, beginning of period	1,743.0	2,657.8	1,916.0	2,708.3
Deferred policy acquisition costs, end of period	$1,638.0	$2,417.4	$1,638.0	$2,417.4

6.

Investing Activities

Debt and equity securities

See Note 9 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of	June 30, 2010		December 31, 2009
General Account Securities:	Fair	Amortized	Fair	Amortized
($ in millions)	Value	Cost	Value	Cost

U.S. government and agency	$717.7	$688.8	$540.7	$531.5
State and political subdivision	192.7	188.7	179.3	181.0
Foreign government	165.1	144.4	169.7	148.8
Corporate	5,910.5	5,701.5	5,825.9	5,862.2
Commercial mortgage-backed	1,102.9	1,102.0	986.7	1,036.5
Residential mortgage-backed	2,117.4	2,172.0	2,090.4	2,245.5
CDO/CLO	248.9	334.8	258.0	347.6
Other asset-backed	357.5	365.3	294.8	317.4
Available-for-sale debt securities	$10,812.7	$10,697.5	$10,345.5	$10,670.5

Amounts applicable to the closed block	$6,480.7	$6,266.5	$6,305.1	$6,340.4

Available-for-sale equity securities	$37.7	$25.0	$25.2	$24.4

Amounts applicable to the closed block	$12.3	$7.1	$6.7	$6.9

Unrealized Gains and Losses from General Account Securities:	June 30, 2010		December 31, 2009
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$38.7	$(9.8)	$27.0	$(17.8)
State and political subdivision	6.7	(2.7)	4.0	(5.7)
Foreign government	20.7	—	21.0	(0.1)
Corporate	402.2	(193.2)	239.0	(275.3)
Commercial mortgage-backed	45.1	(44.2)	22.1	(71.9)
Residential mortgage-backed	68.2	(122.8)	30.6	(185.7)
CDO/CLO	1.1	(87.0)	1.9	(91.5)
Other asset-backed	5.7	(13.5)	2.5	(25.1)
Debt securities gains (losses)	$588.4	$(473.2)	$348.1	$(673.1)
Debt securities net gains (losses)	$115.2			$(325.0)

Equity securities gains (losses)	$15.0	$(2.3)	$1.2	$(0.4)
Equity securities net gains	$12.7		$0.8

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

6.

Investing Activities (continued)

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	June 30,	Dec 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.2)	(4.1)
Commercial mortgage-backed	(9.0)	(4.1)
Residential mortgage-backed	(60.1)	(39.7)
CDO/CLO	(35.5)	(32.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(108.8)	$(80.8)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Aging of Temporarily Impaired	As of June 30, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$48.1	$(9.8)	$48.1	$(9.8)
State and political subdivision	5.3	—	16.9	(2.7)	22.2	(2.7)
Foreign government	2.3	—	—	—	2.3	—
Corporate	132.1	(19.2)	884.3	(174.0)	1,016.4	(193.2)
Commercial mortgage-backed	26.7	(0.5)	135.4	(43.7)	162.1	(44.2)
Residential mortgage-backed	30.0	(1.5)	611.1	(121.3)	641.1	(122.8)
CDO/CLO	9.7	(0.1)	194.7	(86.9)	204.4	(87.0)
Other asset-backed	37.0	(0.9)	123.3	(12.6)	160.3	(13.5)
Debt securities	$243.1	$(22.2)	$2,013.8	$(451.0)	$2,256.9	$(473.2)
Equity securities	6.6	(2.1)	0.7	(0.2)	7.3	(2.3)
Total temporarily impaired securities	$249.7	$(24.3)	$2,014.5	$(451.2)	$2,264.2	$(475.5)

Amounts inside the closed block	$101.8	$(13.7)	$958.1	$(174.5)	$1,059.9	$(188.2)

Amounts outside the closed block	$147.9	$(10.6)	$1,056.4	$(276.7)	$1,204.3	$(287.3)

Amounts outside the closed block that are below investment grade	$27.9	$(5.8)	$339.0	$(149.3)	$366.9	$(155.1)

Number of securities		174		963		1,137

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $136.6 million at June 30, 2010. Of this amount, $115.7 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $59.2 million at June 30, 2010. Of this amount, $43.9 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at June 30, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

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

Maturities of General Account Debt Securities:	Maturities at
($ in millions)	Fair Value

Due in one year or less	$400.9
Due after one year through five years	2,104.3
Due after five years through ten years	2,774.2
Due after ten years	5,533.3
Total	$10,812.7

The maturities of general account debt securities, as of June 30, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers.

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At June 30, 2010, this included debt securities with $121.1 million of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

6.

Investing Activities (continued)

The three holdings at June 30, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $29.4 million and an unrealized loss of $41.9 million, these are multi-class, cash flow CDOs. The Company invests in the senior tranches of the CDOs that can withstand significant immediate defaults before losing any principal. Due to the senior nature of our tranches, we expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security. Therefore, an other-than-temporary impairment is not required.

•

GS Mortgage Securities Corp – With a fair value of $15.6 million and an unrealized loss of $18.8 million, this group of commercial pass-through certificates is backed by static pools of subordinated commercial mortgage-backed security (“CMBS”) tranches. We hold the senior-most tranche of each of the underlying transactions. Despite the continued upward trend in delinquent loans and interest shortfalls within each pool, we have run numerous scenarios of stress cash flows using observable data in regards to prepayment speeds, defaults and loss severities and have determined that it is probable that we will be able to collect all amounts due and have the ability and intent to hold these securities until maturity. Therefore, an other-than-temporary impairment is not required.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.4 million and an unrealized loss of $8.6 million, this security is a seasoned, mezzanine tranche of an $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/Moody’s, respectively. The Company’s tranche of this security has a remaining average life of 2.25 years and is current on principal and interest. There are no indications that the Company will not receive 100% of contractual cash flows. Therefore, an other-than-temporary impairment is not required.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first half of 2010 were concentrated in mortgage-backed securities and CDO/CLO holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $12.2 million in the second quarter of 2010 and $19.1 million in the second quarter of 2009 and $26.4 million in the first half of 2010 and $50.5 million in the first half of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $11.4 million in the second quarter of 2010 and $18.3 million in the second quarter of 2009 and $28.3 million in the first half of 2010 and $37.7 million in the first half of 2009.

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

6.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(56.6)	$(52.6)	$(44.4)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(6.6)	(11.8)	(8.9)	(22.8)
Less: Credit losses on securities sold	—	20.4	—	20.4
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Add: Credit losses on previously impaired securities	(2.6)	(4.2)	(12.5)	(4.2)
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Debt securities credit losses, end of period	$(65.8)	$(48.2)	$(65.8)	$(48.2)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Contributions	$5.6	$7.6	$13.6	$13.7
Equity in earnings (loss) of partnerships	11.8	(10.0)	17.1	(30.5)
Distributions	(10.1)	(3.8)	(12.4)	(4.5)
Change in venture capital partnerships	7.3	(6.2)	18.3	(21.3)
Venture capital partnership investments, beginning of period	199.6	185.7	188.6	200.8
Venture capital partnership investments, end of period	$206.9	$179.5	$206.9	$179.5

Amounts applicable to the closed block	$197.9	$168.3	$197.9	$168.3

Other Investments

Other Investments:	June 30,	Dec 31,
($ in millions)	2010	2009

Transportation and other equipment leases	$28.5	$47.6
Mezzanine partnerships	186.4	176.2
Affordable housing partnerships	7.3	8.7
Derivative instruments (Note 10)	185.7	116.6
Real estate	31.8	34.9
Other partnership interests(1)	118.2	111.2
Other interests	36.7	35.6
Mortgage loans	5.2	8.9
Other investments	$599.8	$539.7

Amounts applicable to the closed block	$148.3	$142.8

———————

(1)

Represents primarily private equity partnerships, hedge funds and direct equity investments.

6.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Debt securities	$150.2	$164.7	$304.6	$341.1
Equity securities	0.6	0.3	0.7	0.3
Venture capital partnerships	11.9	(10.0)	17.2	(30.5)
Policy loans	42.1	50.5	85.5	97.9
Other investments	14.8	(9.4)	19.2	(24.8)
Fair value option investments	0.2	1.0	0.9	(0.5)
Other income	0.7	0.2	0.9	2.0
Cash and cash equivalents	0.1	—	0.1	0.1
Total investment income	220.6	197.3	429.1	385.6
Discontinued operations	(1.6)	(0.9)	(3.3)	(1.9)
Investment expenses	(2.0)	(2.1)	(4.1)	(4.5)
Net investment income	$217.0	$194.3	$421.7	$379.2

Amounts applicable to the closed block	$131.6	$110.6	$254.1	$214.3

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Total other-than-temporary debt impairment losses	$(23.6)	$(37.4)	$(54.7)	$(88.2)
Portion of loss recognized in other comprehensive income	11.4	18.3	28.3	37.7
Net debt impairment losses recognized in earnings	$(12.2)	$(19.1)	$(26.4)	$(50.5)

Debt security impairments	$(12.2)	$(19.1)	$(26.4)	$(50.5)
Equity security impairments	(0.2)	—	(0.5)	—
Other investments impairments	—	(1.8)	—	(8.7)
Impairment losses	(12.4)	(20.9)	(26.9)	(59.2)
Debt security transaction gains	23.2	13.2	46.1	16.8
Debt security transaction losses	(2.2)	(46.0)	(7.2)	(49.0)
Equity security transaction gains	—	—	—	2.2
Other investments transaction gains (losses)	2.8	0.4	(1.4)	0.1
Venture capital partnership transaction losses	—	(1.4)	—	(1.0)
CDO deconsolidation gains	—	—	—	57.0
Net transaction gains (losses)	23.8	(33.8)	37.5	26.1
Realized gains (losses) on fair value option investments	(0.6)	2.9	(0.4)	0.6
Realized gains (losses) on derivative assets and liabilities	19.7	(34.4)	23.3	(28.3)
Net realized investment gains (losses), excluding impairment losses	42.9	(65.3)	60.4	(1.6)
Net realized investment gains (losses), including impairment losses	$30.5	$(86.2)	$33.5	$(60.8)

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Debt securities	$184.8	$502.0	$440.2	$608.5
Equity securities	4.5	(1.4)	11.9	(1.4)
Other investments	(0.5)	3.5	(0.2)	4.6
Net unrealized investment gains (losses)	$188.8	$504.1	$451.9	$611.7

Net unrealized investment gains (losses)	$188.8	$504.1	$451.9	$611.7
Applicable closed block policyholder dividend obligation	(109.6)	(31.3)	(236.0)	(71.8)
Applicable deferred policy acquisition cost	(38.8)	(229.4)	(147.4)	(261.5)
Applicable deferred income tax	40.2	(75.3)	68.1	(87.6)
Offsets to net unrealized investment gains	(108.2)	(336.0)	(315.3)	(420.9)
Net unrealized investment gains (losses) included in other comprehensive income	$80.6	$168.1	$136.6	$190.8

Non-Consolidated Variable Interest Entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIEs”). We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE. We reassess our VIE determination with respect to an entity on an ongoing basis.

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

Carrying Value of Assets and Liabilities	June 30, 2010			December 31, 2009
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$597.5	$—	$597.5	$575.5	$—	$575.5
Direct equity investments	17.1	—	17.1	9.4	—	9.4
Receivable	11.3	—	11.3	11.4	—	11.4
Total	$625.9	$—	$625.9	$596.3	$—	$596.3

The asset value of our investments in variable interest entities (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $625.9 million as of June 30, 2010. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. See Note 17 to these financial statements for additional information regarding such commitments.

6.

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

As of June 30, 2010, we held derivative assets, net of liabilities, with a fair value of $184.1 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $149.4 million. Our maximum amount of loss due to credit risk with these issuers was $333.5 million. See Note 10 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	June 30,	Dec 31,
($ in millions)	2010	2009

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	253.6	253.9
Total indebtedness	$427.7	$428.0

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

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $46.5 million of par value of these bonds as of June 30, 2010. During the first half of 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million. During 2009, we repurchased $30.0 million of par value of these bonds for $14.6 million resulting in a gain of $15.4 million.

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

Future minimum annual principal payments on indebtedness as of June 30, 2010 are: in 2032, $253.6 million and in 2034, $175.0 million.

7.

Financing Activities (continued)

Interest Expense on Indebtedness, including	Three Months Ended		Six Months Ended
Amortization of Debt Issuance Costs:	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Surplus notes	$3.2	$3.0	$6.3	$6.3
Senior unsecured bonds	4.7	5.3	9.6	10.5
Interest expense on indebtedness	$7.9	$8.3	$15.9	$16.8

Common stock dividends

In the first half of 2010 and in the twelve months ended December 31, 2009, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three and six month periods ended June 30, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	June 30,	Dec 31,
($ in millions)	2010	2009

Debt securities	$624.6	$661.2
Equity funds	1,957.6	2,244.6
Other	112.0	99.5
Total	$2,694.2	$3,005.3

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	As of
($ in millions)	June 30, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	3.8	2.7
Paid	(2.9)	—
Liability balance as of June 30, 2010	$6.0	$19.0

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	5.4	(5.8)
Paid	(10.2)	—
Liability balance as of December 31, 2009	$5.1	$16.3

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

As of June 30, 2010 and December 31, 2009, there was no reinsurance of the aggregate account value with the GMWB, GMAB, GPAF and COMBO features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2009 and the first half of 2010. There were benefit payments made of $0.6 million for GPAF during 2009 and $0.3 million during the first half of 2010.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in millions)	2010	2009

GMWB	$25.1	$3.8
GMAB	32.0	20.1
GPAF	2.3	2.2
COMBO	(0.4)	(0.6)
Total embedded derivatives	$59.0	$25.5

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

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$972.5	$74.2	60
GMDB step up	1,471.0	266.5	61
GMDB earnings enhancement benefit (EEB)	43.3	2.3	61
GMDB greater of annual step up and roll up	29.2	11.3	64
Total GMDB at June 30, 2010	$2,516.0	$354.3

COMBO	$10.0		59
GMAB	381.2		56
GMIB	476.4		62
GMWB	544.9		61
GPAF	15.5		76
Total at June 30, 2010	$1,428.0

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,097.4	$58.6	60
GMDB step up	1,611.8	222.9	61
GMDB earnings enhancement benefit (EEB)	49.2	1.4	61
GMDB greater of annual step up and roll up	32.8	10.0	64
Total GMDB at December 31, 2009	$2,791.2	$292.9

COMBO	$10.4		58
GMAB	417.9		55
GMIB	525.8		61
GMWB	592.6		60
GPAF	18.9		75
Total at December 31, 2009	$1,565.6

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

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2010 and December 31, 2009, we held additional universal life death benefit and other insurance benefit reserves of $107.2 million and $89.4 million, respectively.

9.

Investments Pledged as Collateral and Non-recourse Collateralized Debt

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities (“VIEs”) and, as a result, we may be deemed to hold interests in those entities. In particular, our former asset management affiliate serves as the investment advisor to two collateralized debt obligations (“CDOs”) that were organized to take advantage of bond market arbitrage opportunities. The CDOs reside in bankruptcy remote special-purpose entities (“SPEs”) for which we provide neither recourse nor guarantees. We consolidated these two CDOs at December 31, 2008. As a result of management’s decision in the first quarter of 2009 to legally assign Virtus Investment Partners, Inc. (“Virtus”) as the collateral manager, we performed an analysis of both of these CDOs and determined that we are no longer the primary beneficiary. Accordingly, we deconsolidated these two CDOs effective January 1, 2009, resulting in an increase to shareholders’ equity of $88.8 million for the three months ended March 31, 2009, of which $57.0 million was recorded as a realized gain and $31.8 million was reflected as other comprehensive income, effectively reversing losses recorded in earnings and other comprehensive income in prior years.

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

10.

Derivative Instruments (continued)

Derivative Instruments Held in			June 30,		December 31,
General Account:			2010		2009
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$45.0	2018	$4.3	$1.3	$1.7	$0.5
Swaptions	44.0	2011	5.6	—	6.0	—
Put options	551.0	2014-2024	158.1	—	90.9	—
Call options	14.1	2010-2011	1.7	0.3	5.3	0.8
Equity futures	49.9	2010	14.7	—	12.0	—
	704.0		184.4	1.6	115.9	1.3
Hedging Derivative Instruments
Cross currency swaps	15.0	2012-2016	1.3	—	0.7	1.5
	15.0		1.3	—	0.7	1.5
Total derivative instruments	$719.0		$185.7	$1.6	$116.6	$2.8

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

10.

Derivative Instruments (continued)

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

During 2009, our financial strength ratings fell below the specified threshold levels in certain agreements and remain so at June 30, 2010. As a result, the credit risk related contingent features of the instruments have been triggered with respect to such rating thresholds. However, the Company does not have any net liability obligation payable to any counterparty. No counterparties have exercised their option to terminate the transactions, although they reserve all rights available to them as stated in the agreements.

As of June 30, 2010, the Company held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

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

11.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of June 30, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$86.1	$612.2	$19.4	$717.7
State and political subdivision	—	192.7	—	192.7
Foreign government	—	165.1	—	165.1
Corporate	—	5,614.6	295.9	5,910.5
Commercial mortgage-backed	123.7	911.5	67.7	1,102.9
Residential mortgage-backed	—	2,048.1	69.3	2,117.4
CDO/CLO	—	—	248.9	248.9
Other asset-backed	—	282.7	74.8	357.5
Available-for-sale equity securities	1.0	0.6	36.1	37.7
Derivative assets	—	185.7	—	185.7
Separate account assets	3,895.2	79.3	—	3,974.5
Fair value option investments	24.1	36.7	—	60.8
Total assets	$4,130.1	$10,129.2	$812.1	$15,071.4
Liabilities
Derivative liabilities	$—	$1.6	$59.0	$60.6
Total liabilities	$—	$1.6	$59.0	$60.6

There were no transfers between Level 1 and Level 2 assets for the three and six months ending June 30, 2010.

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$213.5	$327.2	$—	$540.7
State and political subdivision	—	179.3	—	179.3
Foreign government	—	169.7	—	169.7
Corporate	—	5,540.8	285.1	5,825.9
Commercial mortgage-backed	127.7	802.5	56.5	986.7
Residential mortgage-backed	8.1	1,963.7	118.6	2,090.4
CDO/CLO	—	—	258.0	258.0
Other asset-backed	—	197.8	97.0	294.8
Available-for-sale equity securities	1.0	5.0	19.2	25.2
Derivative assets	—	116.6	—	116.6
Separate account assets	4,327.5	90.6	—	4,418.1
Fair value option investments	33.5	35.8	—	69.3
Total assets	$4,711.3	$9,429.0	$834.4	$14,974.7
Liabilities
Derivative liabilities	$—	$2.8	$25.5	$28.3
Total liabilities	$—	$2.8	$25.5	$28.3

11.

Fair Value of Financial Instruments (continued)

Carrying Amounts and Fair Values	June 30,		December 31,
of Financial Instruments:	2010		2009
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$119.8	$119.8	$257.7	$257.7
Available-for-sale debt securities	10,812.7	10,812.7	10,345.5	10,345.5
Available-for-sale equity securities	37.7	37.7	25.2	25.2
Separate account assets	3,974.5	3,974.5	4,418.1	4,418.1
Mortgage loans	5.2	5.2	8.9	8.7
Derivative financial instruments	185.7	185.7	116.6	116.6
Fair value option investments	60.8	60.8	69.3	69.3
Financial assets	$15,196.4	$15,196.4	$15,241.3	$15,241.1

Investment contracts	$1,369.5	$1,385.9	$1,342.7	$1,358.6
Indebtedness	427.7	276.6	428.0	269.6
Separate account liabilities	3,974.5	3,974.5	4,418.1	4,418.1
Derivative financial instruments	60.6	60.6	28.3	28.3
Financial liabilities	$5,832.3	$5,697.6	$6,217.1	$6,074.6

Available-for-sale debt securities as of June 30, 2010 and December 31, 2009 are reported net of $59.3 million and $67.3 million, respectively, of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations.

Separate account assets as of December 31, 2009 are reported net of $3,423.6 million, respectively, of Level 1 investments included in discontinued assets on our balance sheet related to PFG. There were no discontinued assets related to PFG on our balance sheet as of June 30, 2010.

Fair value option investments at June 30, 2010 and December 31, 2009 include $24.1 million and $33.5 million, respectively, of available-for-sale equity securities backing our deferred compensation liabilities.

Fair value option investments also include a structured loan asset valued at $36.7 million and $35.8 million as of June 30, 2010 and December 31, 2009, respectively. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

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

11.

Fair Value of Financial Instruments (continued)

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

11.

Fair Value of Financial Instruments (continued)

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

11.

Fair Value of Financial Instruments (continued)

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at June 30, 2010 and December 31, 2009 was a reduction of $41.8 million and $18.5 million in the reserves associated with these riders, respectively.

Indebtedness

Fair value of indebtedness is based on quoted market prices.

11.

Fair Value of Financial Instruments (continued)

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

Level 3 Financial Assets:	Three Months Ended June 30, 2010
($ in millions)				Asset-		Common	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Assets

Balance, beginning of period	$262.8	$68.0	$246.0	$87.2	$61.9	$31.4	$757.3
Purchases	0.1	—	18.4	(10.0)	4.0	0.4	12.9
Sales	(2.1)	(1.4)	(4.9)	(1.5)	(0.9)	—	(10.8)
Transfers into Level 3(1)	—	—	49.5	—	—	—	49.5
Transfers out of Level 3(2)	—	(2.4)	5.7	(0.1)	—	—	3.2
Realized gains (losses) included in earnings	(3.4)	—	(0.8)	(2.4)	—	(0.2)	(6.8)
Unrealized gains (losses) included in other comprehensive income (loss)	(8.6)	4.7	1.4	1.6	2.7	4.5	6.3
Amortization/accretion	0.2	0.3	—	—	—	—	0.5
Balance, end of period	$249.0	$69.2	$315.3	$74.8	$67.7	$36.1	$812.1

Level 3 Financial Assets:	Six Months Ended June 30, 2010
($ in millions)				Asset-		Common	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Assets

Balance, beginning of period	$258.0	$118.6	$285.2	$97.0	$56.5	$19.2	$834.5
Purchases	0.2	1.0	61.3	—	5.3	0.4	68.2
Sales	(4.2)	(9.4)	(98.3)	(3.2)	(4.6)	—	(119.7)
Transfers into Level 3(1)	—	—	75.6	—	—	4.5	80.1
Transfers out of Level 3(2)	—	(42.8)	(52.3)	(18.5)	—	—	(113.6)
Realized gains (losses) included in earnings	(9.0)	(0.8)	19.9	(3.9)	—	(1.9)	4.3
Unrealized gains (losses) included in other comprehensive income (loss)	3.8	2.0	23.9	3.4	10.4	13.9	57.4
Amortization/accretion	0.2	0.6	—	—	0.1	—	0.9
Balance, end of period	$249.0	$69.2	$315.3	$74.8	$67.7	$36.1	$812.1

11.

Fair Value of Financial Instruments (continued)

Level 3	Three Months Ended June 30, 2009
Financial Assets:				Asset-		Common	Gov’t	Foreign	Total
($ in millions)	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Agency	Gov’t	Assets

Balance, beginning of period	$226.4	$59.1	$474.5	$124.2	$56.3	$24.4	$—	$0.2	$965.1
Purchases	0.3	—	3.5	18.1	—	—	—	—	21.9
Sales	(10.3)	(10.9)	(17.3)	(17.6)	(3.5)	—	—	—	(59.6)
Transfers into Level 3(1)	—	—	40.7	1.4	—	—	3.1	—	45.2
Transfers out of Level 3(2)	(7.3)	(3.6)	—	(6.8)	—	—	—	—	(17.7)
Realized gains (losses) included in earnings	(5.5)	2.2	(0.3)	0.1	(0.8)	—	—	—	(4.3)
Unrealized gains (losses) included in other comprehensive income (loss)	9.7	(4.9)	21.9	3.8	4.3	(1.4)	—	—	33.4
Amortization/accretion	0.1	0.7	0.3	0.2	—	—	—	—	1.3
Balance, end of period	$213.4	$42.6	$523.3	$123.4	$56.3	$23.0	$3.1	$0.2	$985.3

Level 3	Six Months Ended June 30, 2009
Financial Assets:				Asset-		Common	Gov’t	Foreign	Total
($ in millions)	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Agency	Gov’t	Assets

Balance, beginning of period	$175.2	$71.1	$489.0	$132.0	$81.5	$23.4	$4.2	$0.4	$976.8
Purchases	4.1	3.1	5.7	18.1	—	—	—	—	31.0
Sales	(12.4)	(17.9)	(43.6)	(27.2)	(11.2)	—	(0.9)	(0.2)	(113.4)
Transfers into Level 3(1)	2.4	2.2	95.7	19.4	—	1.0	3.1	—	123.8
Transfers out of Level 3(2)	(16.1)	(10.0)	(38.2)	(16.7)	(8.9)	—	(3.2)	—	(93.1)
Realized gains (losses) included in earnings	(8.0)	(1.6)	(5.6)	(3.8)	(0.8)	—	—	—	(19.8)
Unrealized gains (losses) included in other comprehensive income (loss)	68.0	(5.7)	20.1	1.0	(4.4)	(1.4)	(0.1)	—	77.5
Amortization/accretion	0.2	1.4	0.2	0.6	0.1	—	—	—	2.5
Balance, end of period	$213.4	$42.6	$523.3	$123.4	$56.3	$23.0	$3.1	$0.2	$985.3

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2010 and 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the six months ended June 30, 2010 and 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

11.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning of period	$14.6	$113.9	$25.5	$118.5
Net purchases/(sales)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses	(44.4)	53.2	(33.5)	57.8
Unrealized (gains) losses included in other comprehensive loss	—	—	—	—
Amortization/accretion	—	—	—	—
Balance, end of period	$59.0	$60.7	$59.0	$60.7
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$(44.4)	$53.2	$(33.5)	$57.8

Level 3 Gains and Losses:	Six Months Ended
($ in millions)	June 30, 2010
	Trading	Other
	Revenues	Revenues

Total gains or losses included in earnings (or changes in net assets) for the period	$20.0	$(15.7)
Change in unrealized gains or losses relating to assets still held at the reporting date included in other comprehensive income	$—	$53.9

12.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the movement in the deferred income taxes and related valuation allowance for the three and six months ended June 30, 2010 has been computed based on the first six months of 2010 as a discrete period. Due to our continued conclusion that a full valuation allowance is necessary against the net deferred tax asset, the effective tax rate for the three and six months ended June 30, 2010 is 0%. Similarly, the Company anticipates that the full year end effective tax rate will be 0%.

Maintaining our prior period conclusion regarding the need for a valuation allowance, and considering the movement in the estimated value of individual deferred tax assets and liabilities because of operations, for the three and six months ended June 30, 2010, we recorded a net decrease in the valuation allowance of $51.0 million and $94.3 million, respectively. Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net movement was recognized partially through the income statement as an expense of $4.1 million with the balance recognized as a benefit through equity of $55.1 million. Mostly offsetting the portion of the net movement recognized through the income statement was a $3.9 million benefit recognized in current tax expense due to the loss from continuing operations in the three months ended June 30, 2010. For the six month period, the net movement was recognized partially through the income statement as a benefit of $2.8 million with the balance recognized as a benefit through equity of $91.5 million. Offsetting the portion of the net movement recognized through the income statement was a $2.8 million tax expense due to the income from continuing operations in the six months ended June 30, 2010.

We have concluded that a valuation allowance on the $233.2 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

Phoenix and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

12.

Income Taxes (continued)

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

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$0.7	$1.6	$1.3	$3.3
Interest cost	9.3	10.2	18.8	20.5
Expected return on plan assets	(8.1)	(7.3)	(16.2)	(14.6)
Net loss amortization	1.5	5.4	3.0	10.8
Prior service cost amortization	—	—	—	(0.1)
Pension benefit cost	$3.4	$9.9	$6.9	$19.9

Components of Other Postretirement Benefit Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$0.1	$0.3	$0.2	$0.6
Interest cost	0.7	1.0	1.4	1.9
Net gain amortization	—	(0.1)	—	(0.1)
Prior service cost amortization	(0.5)	(0.3)	(1.0)	(0.5)
Other postretirement benefit cost	$0.3	$0.9	$0.6	$1.9

For the three months ended June 30, 2010, accumulated other comprehensive loss includes unrealized gains of $4.0 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the six months ended June 30, 2010, accumulated other comprehensive loss includes unrealized gains of $4.8 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen and no new participants will be accepted into the plans.

We made a contribution of $4.1 million to the pension plan in the second quarter of 2010. During the six months ended June 30, 2010, we made contributions of $20.9 million to the pension plan. We expect to make additional contributions of approximately $4.8 million by December 31, 2010.

Savings plans

During the three months ended June 30, 2010 and 2009, we incurred costs of $1.0 million and $1.3 million, respectively, for contributions to our employer-sponsored savings plans. During the six months ended June 30, 2010 and 2009, we incurred costs of $2.2 million and $3.1 million, respectively, for contributions to our employer-sponsored savings plans.

Effective April 1, 2010, all grandfathered participants are subject to the tiered matching contributions schedule that the non-grandfathered participants have been subject to since July 1, 2007. Also effective April 1, 2010, employees (except Saybrus employees) in the Company savings plans are eligible to receive an employer discretionary contribution according to the plan terms.

14.

Share-based compensation

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Compensation cost charged to income from continuing operations	$1.2	$2.7	$2.0	$3.0
Income tax expense (benefit) before valuation allowance	$(0.3)	$0.9	$(0.1)	$0.7

We did not capitalize any of the cost of stock-based compensation during the three and six month periods ended June 30, 2010 and 2009.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock. The employees’ options generally vest over a three-year period while the directors’ options vest immediately. Certain options involve both service and market criteria and vest at the later of a stated number of years from the grant date or when the market criterion has been met. If the market criterion has not been met within five years from the grant date, the options will be forfeited. The fair values of options granted are measured as of the grant date or modification date and expensed ratably over the vesting period.

Stock Option Activity at	Three Months Ended June 30,
Weighted-Average Exercise Price:	2010		2009
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,057,344	$11.41	4,746,754	$11.86
Granted	6,607	1.45	—	—
Exercised	—	—	—	—
Canceled	(143,658)	2.82	(187,611)	11.95
Forfeited	(17,813)	2.82	(73,423)	10.25
Outstanding, end of period	3,902,480	$2.74	4,485,720	$11.88

Stock Option Activity at	Six Months Ended June 30,
Weighted-Average Exercise Price:	2010		2009
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,146,779	$11.87	4,835,224	$11.90
Granted	220,401	2.84	5,000	0.53
Exercised	—	—	—	—
Canceled	(410,914)	11.73	(281,081)	12.37
Forfeited	(53,786)	10.33	(73,423)	10.25
Outstanding, end of period	3,902,480	$2.74	4,485,720	$11.88

Options granted during the six months ended June 30, 2010 had a weighted-average fair value of $1.42 per unit.

As of June 30, 2010, 3.3 million of outstanding stock options were exercisable, with a weighted-average exercise price of $12.14 per unit.

As of June 30, 2010, there was $1.2 million of total unrecognized compensation cost related to unvested stock option grants.

In addition to the stock option activity above, 0.3 million stock options are subject to future issuance based on the achievement of a market criterion established under certain of our incentive plans. The market contingency for these stock options will be resolved no later than June 30, 2014.

14.

Share-based compensation (continued)

Restricted stock units

We have restricted stock unit (“RSU”) plans under which we grant RSUs to employees and non-employee directors. Each RSU, once vested, entitles the holder to one share of our common stock when the restriction expires. We recognize compensation expense over the vesting period of the RSUs, which is generally three years for each award.

Time-Vested RSU Activity at	Three Months Ended June 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	915,552	$3.56	1,030,421	$3.97
Awarded	78,644	2.40	213,381	1.58
Converted to common shares/applied to taxes	(18,289)	4.67	(3,158)	2.67
Canceled	(1,755)	2.82	(126,772)	2.79
Outstanding, end of period	974,152	$3.45	1,113,872	$3.65

Time-Vested RSU Activity at	Six Months Ended June 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,265,688	$3.45	2,184,388	$6.68
Awarded	146,761	2.60	319,158	2.09
Converted to common shares/applied to taxes	(431,912)	3.16	(1,262,902)	8.59
Canceled	(6,385)	2.82	(126,772)	2.79
Outstanding, end of period	974,152	$3.45	1,113,872	$3.65

Performance Contingent RSU Activity at	Three Months Ended June 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,611,352	$2.71	700,326	$2.82
Awarded	29,412	2.72	215,000	1.85
Adjustment for performance results	—	—	—	—
Converted to common shares/applied to taxes	(4,553)	2.82	—	—
Canceled	—	—	(109,741)	2.82
Outstanding, end of period	1,636,211	$2.71	805,585	$2.56

Performance Contingent RSU Activity at	Six Months Ended June 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	786,629	$2.55	1,343,741	$2.82
Awarded	1,389,491	2.84	215,000	1.85
Adjustment for performance results	6,041	2.82	(530,203)	2.82
Converted to common shares/applied to taxes	(28,411)	2.82	(31,883)	2.82
Canceled	(517,539)	2.82	(191,070)	2.82
Outstanding, end of period	1,636,211	$2.71	805,585	$2.56

The intrinsic value of RSUs converted during the three months ended June 30, 2010 was $0.1 million. The intrinsic value of RSUs converted during the six months ended June 30, 2010 was $1.2 million.

As of June 30, 2010, there was $4.5 million of total unrecognized compensation cost related to unvested RSU grants.

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

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Six Months Ended
Earnings per Share:	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Weighted-average common shares outstanding	116,170	116,006	116,178	115,903
Weighted-average effect of dilutive potential common shares:
Restricted stock units	449	950	543	912
Stock options	3	2	3	2
Potential common shares	452	952	546	914
Less: Potential common shares excluded from calculation due to operating losses	(452)	(952)	—	(914)
Dilutive potential common shares	—	—	546	—
Weighted-average common shares outstanding, including dilutive potential common shares	116,170	116,006	116,724	115,903

Stock options excluded from calculation due to
anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	3,320	4,731	3,320	4,731

As a result of the net loss from continuing operations available to common shareholders for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

16.

Discontinued Operations

PFG Holdings, Inc.

On January 4, 2010, we signed a definitive agreement to sell PFG Holdings, Inc. (“PFG”) and its subsidiaries, including AGL Life Assurance Company, to Tiptree Financial Partners, LP (“Tiptree”). Because of the divestiture, we determined that these operations are reflected as discontinued operations. The 2009 consolidated balance sheet has been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change.

On June 23, 2010, the Company completed the divestiture of PFG and closed the transaction.

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company believes that the claims lack merit and intends to defend this matter vigorously.

16.

Discontinued Operations (continued)

The following table provides detailed information regarding the financial statement lines identified as discontinued operations as of December 31, 2009. There were no assets or liabilities on the balance sheet identified as discontinued operations related to PFG as of June 30, 2010.

Summarized Balance Sheet for PFG:	Dec 31,
($ in millions)	2009

Policy loans	$76.8
Other assets	41.1
Separate account assets	3,423.6
Total assets	$3,541.5

Policy liabilities and accruals and other liabilities	$108.1
Separate account liabilities	3,423.6
Total liabilities	$3,531.7

During the three months ended June 30, 2010, net income of $15.0 million was recorded. This reflects a correction of an error of $15.6 million that decreased the estimated loss on the sale of PFG that was initially recorded in the fourth quarter of 2009 from $22.9 million to $7.3 million. We have assessed the impact of this error and have determined that the error was not material to the current or prior periods.

This compared to a net loss of $1.7 million recognized during the three months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, net gains of $14.7 million and net losses of $1.4 million were recognized, respectively.

Spin-Off of Virtus

As a result of the announced spin-off, we distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations) on December 31, 2008. Since the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

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

As of June 30, 2010 and December 31, 2009, no assets or liabilities on the balance sheet identified as discontinued operations related to Virtus. During the three and six months ended June 30, 2009, net losses of $1.3 million and $3.1 million were recognized for additional expenses incurred related to the spin-off.

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

17.

Other Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of June 30, 2010, the Company had unfunded commitments of $245.7 million under such agreements, of which $72.7 million is expected to be funded by December 31, 2010.

In addition, the Company enters into agreements to purchase private placement investments. As of June 30, 2010, the Company had open commitments of $64.0 million under such agreements which are expected to be funded by December 31, 2010.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of June 30, 2010, the Company has funded $6.6 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.1 million of unfunded commitments remain subject to this guarantee.

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

Our discontinued group accident and health reinsurance operations also include other (non-Unicover) workers’ compensation reinsurance contracts and personal accident reinsurance contracts, including contracts assumed in the London market. We have been engaged in arbitrations, disputes or investigations with several ceding companies over the validity of, or amount of liabilities assumed under, their contracts. These arbitrations, disputes or investigations have been substantially resolved or settled.

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

Our total net reserves were $51.8 million as of June 30, 2010 and $60.7 million as of December 31, 2009. During the first half of 2009, additional claims information from certain ceding companies became available and resolution of a dispute with a ceding company that had been the subject of arbitration was reached. Based on management’s best estimate, reserves were increased which resulted in a pre-tax charge of $25.0 million in discontinued operations in the three months ended June 30, 2009. No additional losses were recognized in the first half of 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of June 30, 2010 as compared to December 31, 2009; our consolidated results of operations for the three and six months ended June 30, 2010 and 2009; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2009 in our 2009 Annual Report on Form 10-K.

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

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Profitable growth.

Earnings Drivers

A substantial but gradually declining amount of our earnings derives from the closed block, which consists primarily of participating life insurance policies sold prior to our demutualization and initial public offering in 2001. We do not expect the net income contribution from the closed block to deviate materially from its actuarially projected path, subject to the maintenance of a positive policyholder dividend obligation. See Note 4 to our consolidated financial statements in this Form 10-Q and in our 2009 Annual Report on Form 10-K for more information on the closed block.

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

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Interest margins. Investment income on assets backing surplus was $9.6 million in the second quarter of 2010, compared to a net loss of $2.2 million in the second quarter of 2009. The increase of $11.8 million was primarily from equity in income of alternative asset classes, notably venture capital partnerships. Universal life interest margin remained stable as a result of comparable declines in both investment income on assets supporting these products as well as interest credited. Variable annuity interest margins declined as a result of lower investment income on assets supporting these products as a result of lower yields.

•

Deferred policy acquisition cost. Deferred policy acquisition cost amortization increased by $38.1 million to $65.9 million in the second quarter 2010 compared to $27.8 million in the second quarter of 2009. The increase was driven by higher deferred policy acquisition cost amortization related to our variable annuity products as a result of poor market performance. Amortization on universal life products also increased as a result of lower death claims and higher lapses.

•

Mortality margins. Universal life mortality margin increased by $9.2 million to $32.4 million in the second quarter 2010, compared to $23.2 million in the second quarter of 2009. This was a result of better mortality. Mortality margins in variable universal life increased by $2.1 million to $14.5 million in the second quarter of 2010, compared to $12.4 million in the second quarter of 2009, resulting from more favorable mortality partially offset by lower cost of insurance charges. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the second quarter of 2010, we had net realized investment gains of $30.5 million, compared to net realized losses of $86.2 million in the second quarter of 2009. The realized gains in the second quarter of 2010 were primarily driven by realized gains on the embedded derivative associated with our variable annuity guarantees, $27.0 million of which is associated with the non-performance risk factor, partially offset by $7.3 million of hedge losses associated with those guarantees. In addition, we had $12.4 million of other-than-temporary impairments and $23.8 of transaction-related gains. The realized losses in the second quarter of 2009 were primarily driven by realized losses on the embedded derivatives associated with our variable annuity guarantees, $45.5 million of which is associated with the non-performance risk factor, partially offset by $11.1 million of hedge gains associated with those guarantees. In addition, we had $20.9 million of other-than-temporary impairments and $33.8 of transaction-related losses.

•

Operating expenses. Non-deferred operating expenses were relatively flat at $75.0 million in the second quarter of 2010, compared to $74.5 million in the second quarter of 2009. Favorable impacts from significant expense reductions implemented over the last 12 months were offset by a $10.5 million charge related to a renegotiated 2008 life reinsurance contract.

•

Income taxes. The Company recorded an income tax benefit of $0.2 million in second quarter 2010 to continuing operations compared to an income tax expense of $16.5 million in the second quarter of 2009. The Company had a full valuation allowance as of December 31, 2009 and an effective tax rate of 0% for the three months ended June 30, 2010. In the second quarter of 2009, an increase in the valuation allowance of $42.5 million was recorded due to the Company’s inability to recognize tax benefits generated in current and prior periods.

Outlook

During 2009, we took significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities in light of ratings downgrades and the loss of traditional distributors. These actions are beginning to have their intended effect and, we believe, position us for improved results in 2010 and beyond. However, market volatility and/or a “double-dip” recession has had and could have further material adverse effects on our business, financial condition and results of operations. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost-of-insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments. Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking.

Following are the most recent rating actions from each agency that may contribute to these adverse effects, which could be compounded should we experience additional downgrades:

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings.

•

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2 and lowered our senior debt rating from B1 to B3. They changed their outlook on all ratings from negative to stable.

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

A complete description of our critical accounting estimates is set forth in our 2009 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2009 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. Certain of our critical accounting estimates are as follows:

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

Maintaining our prior period conclusion regarding the need for a valuation allowance, and considering the movement in the estimated value of individual deferred tax assets and liabilities because of operations, for the three and six months ended June 30, 2010, we recorded a net decrease in the valuation allowance of $51.0 million and $94.3 million, respectively. Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net movement was recognized partially through the income statement as an expense of $4.1 million with the balance recognized as a benefit through equity of $55.1 million. For the six month period, the net movement was recognized partially through the income statement as a benefit of $2.8 million with the balance recognized as a benefit through equity of $91.5 million.

We have concluded that a valuation allowance on the $233.2 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both June 30, 2010 and December 31, 2009.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$155.5	$170.6	$(15.1)	(9%)
Fee income	155.6	155.7	(0.1)	0%
Net investment income	217.0	194.3	22.7	12%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(23.8)	(39.2)	15.4	39%
Portion of OTTI losses recognized in other comprehensive income	11.4	18.3	(6.9)	(38%)
Net OTTI losses recognized in earnings	(12.4)	(20.9)	8.5	41%
Net realized investment gains (losses), excluding OTTI losses	42.9	(65.3)	108.2	166%
Total net realized investment gains (losses)	30.5	(86.2)	116.7	135%
Total revenues	558.6	434.4	124.2	29%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	317.2	343.9	(26.7)	(8%)
Policyholder dividends	97.5	46.6	50.9	109%
Policy acquisition cost amortization	65.9	27.8	38.1	137%
Interest expense on indebtedness	7.9	8.3	(0.4)	(5%)
Other operating expenses	75.0	74.5	0.5	1%
Total benefits and expenses	563.5	501.1	62.4	12%
Loss from continuing operations before income taxes	(4.9)	(66.7)	61.8	93%
Income tax expense (benefit)	(0.2)	16.5	(16.7)	(101%)
Loss from continuing operations	(4.7)	(83.2)	78.5	94%
Income (loss) from discontinued operations, net of income taxes	15.0	(28.0)	43.0	154%
Net income (loss)	$10.3	$(111.2)	$121.5	109%

Summary Consolidated Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$307.2	$342.8	$(35.6)	(10%)
Fee income	318.1	309.7	8.4	3%
Net investment income	421.7	379.2	42.5	11%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(55.2)	(96.9)	41.7	43%
Portion of OTTI losses recognized in other comprehensive income	28.3	37.7	(9.4)	(25%)
Net OTTI losses recognized in earnings	(26.9)	(59.2)	32.3	(55%)
Net realized investment gains (losses), excluding OTTI losses	60.4	(1.6)	62.0	NM
Total net realized investment gains (losses)	33.5	(60.8)	94.3	155%
Total revenues	1,080.5	970.9	109.6	11%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	605.8	660.2	(54.4)	(8%)
Policyholder dividends	160.2	84.4	75.8	90%
Policy acquisition cost amortization	134.1	93.4	40.7	44%
Interest expense on indebtedness	15.9	16.8	(0.9)	(5%)
Other operating expenses	155.2	150.3	4.9	3%
Total benefits and expenses	1,071.2	1,005.1	66.1	7%
Income (loss) from continuing operations before income taxes	9.3	(34.2)	43.5	127%
Income tax expense (benefit)	—	122.3	(122.3)	(100%)
Income (loss) from continuing operations	9.3	(156.5)	165.8	106%
Income (loss) from discontinued operations, net of income taxes	14.7	(29.5)	44.2	150%
Net income (loss)	$24.0	$(186.0)	$210.0	113%

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended June 30, 2010 vs. June 30, 2009

The net loss from continuing operations for the three months ended June 30, 2010 was $4.7 million, or ($0.04) per share, which compares to a net loss from continuing operations for the three months ended June 30, 2009 of $83.2 million, or ($0.72) per share. The improvement from continuing operations reflects improved net realized investment gains, higher net investment income and lower income taxes. These improvements were partially offset by increased amortization of deferred acquisition costs and lower premiums. The net income from discontinued operations for the three months ended June 30, 2010 reflects a correction of an error of $15.6 million that decreased the estimated loss on the sale of PFG that was initially recorded in the fourth quarter of 2009 from $22.9 million to $7.3 million.

Net investment income increased by $22.7 million to $217.0 million during the three months ended June 30, 2010 from $194.3 million for the three months ended June 30, 2009. Interest on surplus improved $11.8 million, an increase to $9.6 million in the second quarter of 2010 compared to a loss of $2.2 million in the second quarter of 2009. This improvement was primarily driven by equity in income of venture capital partnerships.

Policy acquisition cost amortization expense increased $38.1 million to $65.9 million in the second quarter of 2010 compared to $27.8 million in the second quarter of 2009. The increase in policy acquisition cost amortization was driven by higher amortization in our variable annuity business due to lower equity markets. Amortization on universal life products also increased as a result of lower death claims and higher lapses. Policy benefits decreased by $26.7 million to $317.2 million in the second quarter of 2010 from $343.9 million in the second quarter of 2009. This decrease was primarily a result of a reduction in policyholder reserves within the closed block as the number of policies in-force continues to decrease.

In the second quarter of 2010, we had net realized investment gains of $30.5 million, compared to net realized losses of $86.2 million in the second quarter of 2009. The realized gains in the second quarter of 2010 were primarily the result of realized gains on the embedded derivative associated with our variable annuity guarantees, $27.0 million of which is associated with the non-performance risk factor, partially offset by $7.3 million of hedge losses associated with those guarantees. In addition, we had $12.4 million of other-than-temporary impairments and $23.8 of transaction-related gains. The realized losses in the second quarter of 2009 were primarily the result of realized losses on the embedded derivatives associated with our variable annuity guarantees, $45.5 million of which was associated with the non-performance risk factor, partially offset by $11.1 million of hedge gains associated with those guarantees. In addition, we had $20.9 million of other-than-temporary impairments and $33.8 of transaction-related losses.

The Company recorded an income tax benefit of $0.2 million in the second quarter of 2010 to continuing operations compared to an income tax expense of $16.5 million in the second quarter of 2009. The Company had a full valuation allowance as of December 31, 2009 and an effective tax rate of 0% for the three months ended June 30, 2010. In the first quarter of 2009, an increase in the valuation allowance of $115.9 million was recorded on our deferred tax asset with an offsetting increase to tax expense due to the Company’s inability to recognize tax benefits generated in current and prior periods.

Six months ended June 30, 2010 vs. June 30, 2009

Net income from continuing operations for the six months ended June 30, 2010 was $9.3 million, or $0.08 per share, which compares to a net loss from continuing operations for the six months ended June 30, 2009 of $156.5 million, or ($1.35) per share. The improvement from continuing operations reflects improved net realized investment gains, higher net investment income and lower income taxes. These improvements were partially offset by increased amortization of deferred acquisition costs and lower premiums.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of June 30, 2010, our general account held debt securities with a carrying value of $10,812.7 million, representing 76.9% of total general account investments. Public debt securities represented 70.8% of total debt securities, with the remaining 29.2% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
Rating	Designation	2010	2009	2010	2009	2010	2009

1	AAA/AA/A	$6,340.9	$5,843.0	$4,979.2	$4,559.2	$1,361.7	$1,283.8
2	BBB	3,485.0	3,389.0	2,071.6	2,043.7	1,413.4	1,345.3
Total investment grade		9,825.9	9,232.0	7,050.8	6,602.9	2,775.1	2,629.1
3	BB	543.4	644.1	357.4	402.6	186.0	241.5
4	B	194.1	231.0	106.1	124.3	88.0	106.7
5	CCC and lower	162.0	150.5	75.5	86.7	86.5	63.8
6	In or near default	87.3	87.9	68.8	59.8	18.5	28.1
Total debt securities		$10,812.7	$10,345.5	$7,658.6	$7,276.3	$3,154.1	$3,069.2

Debt Securities by Type:	As of June 30, 2010
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$717.7	$688.8	$38.7	$(9.8)	$28.9
State and political subdivision	192.7	188.7	6.7	(2.7)	4.0
Foreign government	165.1	144.4	20.7	—	20.7
Corporate	5,910.5	5,701.5	402.2	(193.2)	209.0
Commercial mortgage-backed	1,102.9	1,102.0	45.1	(44.2)	0.9
Residential mortgage-backed	2,117.4	2,172.0	68.2	(122.8)	(54.6)
CDO/CLO	248.9	334.8	1.1	(87.0)	(85.9)
Other asset-backed	357.5	365.3	5.7	(13.5)	(7.8)
Total debt securities	$10,812.7	$10,697.5	$588.4	$(473.2)	$115.2
Debt securities outside closed block:
Unrealized gains	$3,133.7	$2,946.7	$187.0	$—	$187.0
Unrealized losses	1,198.3	1,484.3	—	(286.0)	(286.0)
Total outside the closed block	4,332.0	4,431.0	187.0	(286.0)	(99.0)
Debt securities in closed block:
Unrealized gains	5,422.1	5,020.7	401.4	—	401.4
Unrealized losses	1,058.6	1,245.8	—	(187.2)	(187.2)
Total in the closed block	6,480.7	6,266.5	401.4	(187.2)	214.2
Total debt securities	$10,812.7	$10,697.5	$588.4	$(473.2)	$115.2

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2010 in our debt securities portfolios were banking (6.5%), electrical utilities (4.9%), insurance (3.3%), oil (2.9%) and services (2.7%).

Residential Mortgage-Backed Securities (“RMBS”)

The weakness in the U.S. residential real estate markets, tighter credit standards and rising unemployment continue to plague the RMBS market. Delinquency rates for all sectors of the RMBS market, including sub-prime, Alt-A and prime, have increased beyond historical averages.

We invest directly in RMBS through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. As of June 30, 2010, 86.0% of the total residential portfolio was rated AAA or AA. We have $153.1 million of sub-prime exposure, $217.0 million of Alt-A exposure and $507.7 million of prime exposure, which combined amount to 6.2% of our general account. The majority of our sub-prime, Alt-A and prime exposure is investment grade, with 54.5% being AAA rated and another 11.7% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of June 30, 2010 totaled $9.7 million. These impairments consist of $2.6 million from prime, $7.0 million from Alt-A and $0.1 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of June 30, 2010
	Carrying	Market	% General					BB and	% Closed
	Value(2)	Value(2)	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,178.5	$1,239.6	8.8%	100.0%	0.0%	0.0%	0.0%	0.0%	62.2%
Prime	550.4	507.7	3.6%	59.7%	11.8%	2.5%	1.5%	24.5%	41.9%
Alt-A	259.2	217.0	1.5%	34.7%	16.3%	7.4%	8.2%	33.4%	33.9%
Sub-prime	183.9	153.1	1.1%	65.6%	5.2%	0.1%	9.8%	19.3%	5.4%
Total	$2,172.0	$2,117.4	15.0%	81.1%	4.9%	1.4%	1.9%	10.7%	50.3%

———————

(1)

Percentages based on Market Value.

(2)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$314.0	$303.0	2.1%	0.0%	0.0%	1.8%	7.1%	25.7%	65.4%
AA	64.7	59.7	0.4%	0.0%	3.3%	25.2%	0.0%	51.9%	19.6%
A	13.0	12.7	0.1%	0.0%	0.0%	0.0%	97.4%	0.0%	2.6%
BBB	10.1	7.8	0.1%	0.0%	0.0%	0.0%	72.5%	5.9%	21.6%
BB and Below	148.6	124.5	0.9%	0.0%	9.6%	47.6%	39.3%	2.7%	0.8%
Total	$550.4	$507.7	3.6%	0.0%	2.7%	15.7%	17.5%	22.2%	41.9%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$88.1	$75.3	0.5%	0.0%	0.0%	8.1%	16.7%	69.4%	5.8%
AA	38.0	35.3	0.3%	0.0%	0.0%	82.9%	0.0%	0.0%	17.1%
A	17.4	16.1	0.1%	0.0%	0.0%	0.0%	79.2%	5.6%	15.2%
BBB	25.1	17.9	0.1%	0.0%	0.0%	0.0%	0.0%	78.7%	21.3%
BB and Below	90.6	72.4	0.5%	0.0%	3.9%	28.9%	55.4%	10.5%	1.3%
Total	$259.2	$217.0	1.5%	0.0%	1.3%	25.9%	30.2%	34.5%	8.1%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$105.8	$100.4	0.7%	5.9%	12.0%	4.4%	30.5%	33.7%	13.5%
AA	9.4	8.0	0.1%	0.0%	0.0%	0.0%	53.2%	0.0%	46.8%
A	0.1	0.1	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	25.2	15.0	0.1%	0.0%	33.8%	11.4%	14.9%	26.3%	13.6%
BB and Below	43.4	29.6	0.2%	0.0%	43.6%	29.3%	24.7%	1.3%	1.1%
Total	$183.9	$153.1	1.1%	3.9%	19.6%	9.6%	29.1%	24.9%	12.9%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities (“CMBS”)

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General	Post-				2004 and	% Closed
	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block
Rating
AAA	$900.2	$929.4	6.6%	1.7%	5.0%	9.8%	7.3%	76.2%	67.5%
AA	83.7	77.8	0.5%	0.0%	12.0%	10.9%	16.7%	60.4%	62.4%
A	107.8	93.6	0.7%	12.8%	15.8%	3.1%	17.6%	50.7%	50.0%
BBB	21.3	15.2	0.1%	0.0%	28.5%	0.0%	0.0%	71.5%	54.8%
BB and Below	48.0	20.8	0.1%	0.0%	4.5%	35.4%	14.2%	45.9%	44.0%
Total	$1,161.0	$1,136.8	8.0%	2.4%	6.7%	9.7%	8.8%	72.4%	65.1%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $59.0 million and $33.9 million, respectively.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2010	2009	2010	2009

Total other-than-temporary debt impairment losses	$(23.6)	$(37.4)	$(54.7)	$(88.2)
Portion of loss recognized in other comprehensive income	11.4	18.3	28.3	37.7
Net debt impairment losses recognized in earnings	$(12.2)	$(19.1)	$(26.4)	$(50.5)

Debt security impairments	$(12.2)	$(19.1)	$(26.4)	$(50.5)
Equity security impairments	(0.2)	—	(0.5)	—
Other investments impairments	—	(1.8)	—	(8.7)
Impairment losses	(12.4)	(20.9)	(26.9)	(59.2)
Debt security transaction gains	23.2	13.2	46.1	16.8
Debt security transaction losses	(2.2)	(46.0)	(7.2)	(49.0)
Equity security transaction gains	—	—	—	2.2
Other investments transaction gains (losses)	2.8	0.4	(1.4)	0.1
Venture capital partnership transaction losses	—	(1.4)	—	(1.0)
CDO deconsolidation gains	—	—	—	57.0
Net transaction gains (losses)	23.8	(33.8)	37.5	26.1
Realized gains (losses) on fair value option investments	(0.6)	2.9	(0.4)	0.6
Realized gains (losses) on derivative assets and liabilities	19.7	(34.4)	23.3	(28.3)
Net realized investment gains (losses), excluding impairment losses	42.9	(65.3)	60.4	(1.6)
Net realized investment gains (losses), including impairment losses	$30.5	$(86.2)	$33.5	$(60.8)

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At June 30, 2010, this included debt securities with $121.1 million of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at June 30, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $29.4 million and an unrealized loss of $41.9 million, these are multi-class, cash flow CDOs. The Company invests in the senior tranches of the CDOs that can withstand significant immediate defaults before losing any principal. Due to the senior nature of our tranches, we expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security. Therefore, an other-than-temporary impairment is not required.

•

GS Mortgage Securities Corp – With a fair value of $15.6 million and an unrealized loss of $18.8 million, this group of commercial pass-through certificates is backed by static pools of subordinated commercial mortgage-backed security (“CMBS”) tranches. We hold the senior-most tranche of each of the underlying transactions. Despite the continued upward trend in delinquent loans and interest shortfalls within each pool, we have run numerous scenarios of stress cash flows using observable data in regards to prepayment speeds, defaults and loss severities and have determined that it is probable that we will be able to collect all amounts due and have the ability and intent to hold these securities until maturity. Therefore, an other-than-temporary impairment is not required.

•

LNR CDO Ltd 2002-1A DFX – With a fair value of $3.4 million and an unrealized loss of $8.6 million, this security is a seasoned, mezzanine tranche of an $800 million CMBS CDO originally rated A-/A-/A3 and currently rated BBB-/BBB+/Ba2 by Fitch/S&P/Moody’s, respectively. The Company’s tranche of this security has a remaining average life of 2.25 years and is current on principal and interest. There are no indications that the Company will not receive 100% of contractual cash flows. Therefore, an other-than-temporary impairment is not required.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first half of 2010 were concentrated in mortgage-backed securities and CDO/CLO holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $12.2 million in the second quarter of 2010 and $19.1 million during the second quarter of 2009 and $26.4 million in the first half of 2010 and $50.5 million in the first half of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $11.4 million in the second quarter of 2010 and $18.3 million in the second quarter of 2009 and $28.3 million in the first half of 2010 and $37.7 million in the first half of 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(56.6)	$(52.6)	$(44.4)	$(41.6)
Add: Credit losses on other-than-temporary impairments not previously recognized	(6.6)	(11.8)	(8.9)	(22.8)
Less: Credit losses on securities sold	—	20.4	—	20.4
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Add: Credit losses on previously impaired securities	(2.6)	(4.2)	(12.5)	(4.2)
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Debt securities credit losses, end of period	$(65.8)	$(48.2)	$(65.8)	$(48.2)

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

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of June 30, 2010. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes are reflected in comprehensive income.

Gross and Net	As of June 30, 2010
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,097	1,125	2,056	843	1,041	282
Unrealized gains (losses)	$588.4	$(473.2)	$187.0	$(286.0)	$401.4	$(187.2)
Applicable policyholder dividend obligation (reduction)	401.4	(187.2)	—	—	401.4	(187.2)
Applicable deferred policy acquisition costs (benefit)	123.7	(162.2)	123.7	(162.2)	—	—
Applicable deferred income taxes (benefit)	22.2	(43.3)	22.2	(43.3)	—	—
Offsets to net unrealized gains (losses)	547.3	(392.7)	145.9	(205.5)	401.4	(187.2)
Unrealized gains (losses) after offsets	$41.1	$(80.5)	$41.1	$(80.5)	$—	$—
Net unrealized losses after offsets		$(39.4)		$(39.4)		$—

Equity securities
Number of positions	62	12	41	7	21	5
Unrealized gains (losses)	$15.0	$(2.3)	$8.8	$(1.3)	$6.2	$(1.0)
Applicable policyholder dividend obligation (reduction)	6.2	(1.0)	—	—	6.2	(1.0)
Applicable deferred income taxes (benefit)	3.0	(0.5)	3.0	(0.5)	—	—
Offsets to net unrealized gains (losses)	9.2	(1.5)	3.0	(0.5)	6.2	(1.0)
Unrealized gains (losses) after offsets	$5.8	$(0.8)	$5.8	$(0.8)	$—	$—
Net unrealized gains after offsets	$5.0		$5.0		$—

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	June 30,	Dec 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(4.2)	(4.1)
Commercial mortgage-backed	(9.0)	(4.1)
Residential mortgage-backed	(60.1)	(39.7)
CDO/CLO	(35.5)	(32.9)
Other asset-backed	—	—
Fixed maturity non-credit losses in AOCI	$(108.8)	$(80.8)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Duration of Gross Unrealized Losses on	As of June 30, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$1,198.3	$107.2	$35.0	$1,056.1
Total amortized cost	1,484.3	111.0	40.6	1,332.7
Unrealized losses	$(286.0)	$(3.8)	$(5.6)	$(276.6)
Unrealized losses after offsets	$(80.4)	$(1.4)	$(2.1)	$(76.9)
Number of securities	843	106	24	713

Investment grade:
Unrealized losses	$(130.9)	$(1.5)	$(2.1)	$(127.3)
Unrealized losses after offsets	$(37.5)	$(0.5)	$(1.1)	$(35.9)

Below investment grade:
Unrealized losses	$(155.1)	$(2.3)	$(3.5)	$(149.3)
Unrealized losses after offsets	$(42.9)	$(0.9)	$(1.0)	$(41.0)

Equity securities outside closed block
Unrealized losses	$(1.3)	$(1.2)	$—	$(0.1)
Unrealized losses after offsets	$(0.8)	$(0.7)	$—	$(0.1)
Number of securities	7	6	—	1

For debt securities outside of the closed block with gross unrealized losses, 46.6% of the unrealized losses after offsets pertain to investment grade securities and 53.4% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(220.5)	$(27.4)	$(6.3)	$(186.8)
Unrealized losses over 20% of cost after offsets	$(60.0)	$(8.0)	$(2.3)	$(49.7)
Number of securities	279	68	20	191

Investment grade:
Unrealized losses over 20% of cost	$(83.9)	$(9.3)	$(3.5)	$(71.1)
Unrealized losses over 20% of cost after offsets	$(23.1)	$(2.6)	$(1.6)	$(18.9)

Below investment grade:
Unrealized losses over 20% of cost	$(136.6)	$(18.1)	$(2.8)	$(115.7)
Unrealized losses over 20% of cost after offsets	$(36.9)	$(5.4)	$(0.7)	$(30.8)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(1.1)	$(1.1)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.7)	$(0.7)	$—	$—
Number of securities	5	5	—	—

Duration of Gross Unrealized Losses on	As of June 30, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$1,058.6	$73.1	$27.8	$957.7
Total amortized cost	1,245.8	77.2	36.5	1,132.1
Unrealized losses	$(187.2)	$(4.1)	$(8.7)	$(174.4)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	282	26	8	248

Investment grade:
Unrealized losses	$(107.6)	$(1.4)	$(4.2)	$(102.0)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(79.6)	$(2.7)	$(4.5)	$(72.4)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(1.0)	$(0.9)	$—	$(0.1)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	5	4	—	1

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets pertaining to investment grade securities and there were no unrealized losses after offsets pertaining to below investment grade securities at June 30, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of June 30, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(118.8)	$(20.8)	$(11.3)	$(86.7)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	88	21	6	61

Investment grade:
Unrealized losses over 20% of cost	$(59.6)	$(8.3)	$(8.5)	$(42.8)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(59.2)	$(12.5)	$(2.8)	$(43.9)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(1.0)	$(1.0)	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	3	3	—	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2010	2009	2010 vs. 2009
Continuing operations
Cash for operating activities	$(156.3)	$(157.3)	$1.0	1%
Cash from investing activities	29.2	62.7	(33.5)	(53%)
Cash for financing activities	(5.8)	(124.1)	118.3	95%
	$(132.9)	$(218.7)	$85.8	39%

Discontinued operations
Cash for operating activities	$(1.4)	$(13.1)	$11.7	89%
Cash from (for) investing activities	(3.6)	(10.0)	6.4	64%
	$(5.0)	$(23.1)	$18.1	78%

———————

Not meaningful (NM)

Six months ended June 30, 2010 vs. June 30, 2009

Continuing Operations

Cash for operating activities remained relatively steady in the first six months of 2010 compared to the first half of 2009. Premiums collected and policy acquisition costs were $22.0 million and $49.4 million lower, respectively, as a result of decline in sales. Investment income collected declined $34.6 million as a result of lower yields as compared to prior year and loss in income recognized on previously impaired bonds. Policyholder benefits increased $34.4 million consistent with larger claims payments in 2010 related to the closed block and universal life block of business.

Cash from investing activities decreased by $33.5 million in the first half of 2010 compared to the first half of 2009. Investment proceeds, net of purchases, decreased by $159.3 million. This was partially offset by a decrease of $84.4 million in outflows for policyholder loan advances and cash proceeds of $28.5 million received from the sale of PFG.

Cash used for financing activities decreased by $118.3 million in the first half of 2010 compared to the first half of 2009 primarily driven by a decline in withdrawals consistent with lower surrenders. This was partially offset by a decline in policyholder deposits. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

While cash flows remain negative for the six months ended June 30, 2010, this was primarily driven by cash withdrawals and surrenders for which funds are readily available in segregated separate accounts or liquid general account assets.

Discontinued Operations

Cash for discontinued operations decreased $18.1 million for the first half of 2010 compared to the first half of 2009 primarily as a result of lower claims payments related to the discontinued reinsurance operations business.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary sources of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $29.2 million in 2010. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital of that entity. Our capitalization has declined in the past two years and we may have less flexibility to pay dividends to PNX if we experience further declines. As of June 30, 2010, we had $714.7 million of statutory surplus and asset valuation reserve (“AVR”) and our risk-based capital ratio was in excess of 250% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds as of the six months ended June 30, 2010 and 2009 was $9.6 million and $10.5 million, respectively. As of June 30, 2010, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

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

Annualized life surrenders were elevated in 2009, but improved in the second quarter of 2010, dropping to 7.9%, the lowest level since 2008. As the bond market improved in 2009, we were able to shift the composition of our liquidity position from primarily very low yielding treasury bills and notes to include a larger percentage of higher yielding agency mortgage-backed securities. Based on the improvement in portfolio valuations and reduced surrender activity, we have reduced our liquidity target from 10% of the portfolio down to 8%. This decrease in liquid assets will be redeployed into investment grade securities to enhance investment income.

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

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2 and lowered our senior debt rating from B1 to B3. They changed their outlook on all ratings from negative to stable. On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1 and lowered our senior debt rating from Ba2 to B1. They maintained their negative outlook on all ratings. On March 10, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa2 from Baa1 and downgraded our senior debt rating to Ba2 from Ba1.

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

The financial strength and debt ratings as of August 5, 2010 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Negative	bb-	Negative
Moody’s	Ba2	Stable	B3	Stable
Standard & Poor’s	BB-	Negative	CCC+	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	June 30,	Dec 31,	percentage change
	2010	2009	2010 vs. 2009
ASSETS
Available-for-sale debt securities, at fair value	$10,812.7	$10,345.5	$467.2	5%
Available-for-sale equity securities, at fair value	37.7	25.2	12.5	50%
Venture capital partnerships, at equity in net assets	206.9	188.6	18.3	10%
Policy loans, at unpaid principal balances	2,337.6	2,324.4	13.2	1%
Other investments	599.8	539.7	60.1	11%
Fair value option investments	60.8	69.3	(8.5)	(12%)
Total investments	14,055.5	13,492.7	562.8	4%
Cash and cash equivalents	119.8	257.7	(137.9)	(54%)
Accrued investment income	181.0	176.4	4.6	3%
Receivables	417.2	356.6	60.6	17%
Deferred policy acquisition costs	1,638.0	1,916.0	(278.0)	(15%)
Deferred income taxes	233.2	166.2	67.0	40%
Other assets	185.5	195.8	(10.3)	(5%)
Discontinued operations assets	69.6	3,620.8	(3,551.2)	(98%)
Separate account assets	3,974.5	4,418.1	(443.6)	(10%)
Total assets	$20,874.3	$24,600.3	$(3,726.0)	(15%)

LIABILITIES
Policy liabilities and accruals	$13,150.7	$13,151.1	$(0.4)	0%
Policyholder deposit funds	1,369.5	1,342.7	26.8	2%
Indebtedness	427.7	428.0	(0.3)	0%
Other liabilities	585.4	527.8	57.6	11%
Discontinued operations liabilities	59.0	3,601.5	(3,542.5)	(98%)
Separate account liabilities	3,974.5	4,418.1	(443.6)	(10%)
Total liabilities	19,566.8	23,469.2	(3,902.4)	(17%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,630.6	2,628.6	2.0	0%
Accumulated deficit	(1,122.4)	(1,146.7)	24.3	2%
Accumulated other comprehensive loss	(21.2)	(171.3)	150.1	88%
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,307.5	1,131.1	176.4	16%
Total liabilities and stockholders’ equity	$20,874.3	$24,600.3	$(3,726.0)	(15%)

———————

Not meaningful (NM)

June 30, 2010 compared to December 31, 2009

Assets

The increase in total investments was primarily driven by an increase in unrealized gains on available-for-sale debt securities from lower interest rates and spread tightening in non-treasury sectors. Venture capital partnerships increased primarily as a result of equity in earnings for the partnerships. Within other investments, derivatives contributed to the majority of the increase as a result of appreciation related to hedging of guarantees on variable annuity liabilities.

Cash and cash equivalents decreased due to a shift to available-for-sale debt securities.

Receivables increased as a result of reinsurance recoverables on several large death claims on reinsured policies in the second quarter of 2010.

Deferred policy acquisition costs decreased as a result of significantly lower offsets for unrealized losses on debt securities in the universal life and variable annuity blocks of business. Amortization in the first half of 2010 also contributed to the decrease.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	June 30,	Dec 31,	percentage change
($ in millions)	2010	2009	2010 vs. 2009

Variable universal life	$258.0	$275.1	$(17.1)	(6%)
Universal life	737.4	888.3	(150.9)	(17%)
Variable annuities	176.1	243.6	(67.5)	(28%)
Fixed annuities	7.8	8.3	(0.5)	(6%)
Traditional life	458.7	500.7	(42.0)	(8%)
Total deferred policy acquisition costs	$1,638.0	$1,916.0	$(278.0)	(15%)

The decrease in discontinued operations assets related to the sale of PFG. See Note16 to our consolidated financial statements in this Form 10-Q for additional information.

Liabilities and Stockholders’ Equity

The increase in other liabilities was attributable to an increase in investment payables due to timing which was partially offset by a reduction in pension liabilities from contributions of $20.9 million during the first half of 2010.

Accumulated other comprehensive loss improved as a result of unrealized gains in available-for-sale debt securities partially offset by a corresponding decrease in deferred policy acquisition cost offsets.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Deposits	$26.8	$17.9	$46.1	$117.5
Performance and interest credited	(209.7)	383.6	(85.2)	202.1
Fees	(14.0)	(15.7)	(28.6)	(26.7)
Benefits and surrenders	(139.1)	(162.9)	(276.4)	(354.2)
Change in funds on deposit	(336.0)	222.9	(344.1)	(61.3)
Funds on deposit, beginning of period	3,918.0	3,451.3	3,926.1	3,735.5
Annuity funds on deposit, end of period	$3,582.0	$3,674.2	$3,582.0	$3,674.2

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Annuity funds on deposit decreased during the three and six months ended June 30, 2010. The primary driver of the decrease was negative performance of equity markets during the second quarter of 2010. In contrast, during the three and six months ended June 30, 2009, there was positive fund performance as equity markets rebounded. Partially offsetting negative fund performance was a reduction in the dollar amount of surrenders during both the three and six months ended June 30, 2010 as compared with the same periods in prior year. Deposits for the three months ended June 30, 2010 and 2009 were comparable. Deposits for the six months ended June 30, 2010 were lower than the same period in prior year reflecting decrease in sales following the loss of several key distribution relationships early in 2009.

Variable Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Deposits	$27.6	$31.7	$56.3	$62.9
Performance and interest credited	(81.5)	122.8	(39.9)	59.1
Fees and cost of insurance	(22.5)	(24.6)	(45.0)	(49.5)
Benefits and surrenders	(43.1)	(53.4)	(91.5)	(80.5)
Change in funds on deposit	(119.5)	76.5	(120.1)	(8.0)
Funds on deposit, beginning of period	1,167.9	980.6	1,168.5	1,065.1
Variable universal life funds on deposit, end of period	$1,048.4	$1,057.1	$1,048.4	$1,057.1

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

For the three and six months ended June 30, 2010, variable universal life funds on deposit decreased as compared to an increase in funds during the three months ended June 30, 2009 and funds remained relatively flat during the six months ended June 30, 2009. The primary driver of these changes was market performance, which declined during 2010 as compared to the market rebounds experienced in 2009. Fluctuations in benefits and surrenders also contributed to the change in funds, with lower surrender benefits and mortality in the three months ended June 30, 2010 compared to 2009. Benefits and surrenders remained higher for the six months ended June 30, 2010 compared to 2009.

Universal Life Funds on Deposit:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2010	2009	2010	2009

Deposits	$75.1	$84.5	$159.4	$179.8
Interest credited	21.5	23.4	44.6	47.4
Fees and cost of insurance	(105.5)	(107.2)	(215.9)	(213.5)
Benefits and surrenders	(42.0)	(52.6)	(87.4)	(91.5)
Change in funds on deposit	(50.9)	(51.9)	(99.3)	(77.8)
Funds on deposit, beginning of period	2,032.3	2,230.1	2,080.7	2,256.0
Universal life funds on deposit, end of period	$1,981.4	$2,178.2	$1,981.4	$2,178.2

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Universal life funds on deposit decreased during the three and six month periods ended June 30, 2010 and 2009. The decrease for the three months ended June 30, 2010 and 2009 was comparable. The decrease in deposits was offset by a lower amount of surrenders in the second quarter 2010. The decrease in funds on deposit was greater during the first half of 2010 compared to 2009 primarily as a result of lower sales and renewal premiums.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of June 30, 2010, the Company had unfunded commitments of $245.7 million under such agreements, of which $72.7 million is expected to be funded by December 31, 2010.

In addition, the Company enters into agreements to purchase private placement investments. As of June 30, 2010, the Company had open commitments of $64.0 million under such agreements which are expected to be funded by December 31, 2010.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of June 30, 2010, the Company has funded $6.6 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.1 million of unfunded commitments remain subject to this guarantee.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of June 30, 2010, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) increased from $576.9 million at December 31, 2009 to $719.0 million at June 30, 2010. The principal factors resulting in this increase were net income, unrealized investment gains and changes in deferred taxes and non-admitted assets. Statutory results are preliminary until filed with the regulatory authorities.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of June 30, 2010, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2009 Annual Report on Form 10-K.

We made contributions to the pension plan of $16.8 million in the first quarter of 2010 and $4.1 million in the second quarter of 2010. We made payments totaling $3.6 million during 2009. Over the next six months, we expect to make additional contributions to the plans of approximately $4.8 million. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

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

See our 2009 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at June 30, 2010 in comparison to December 31, 2009.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at June 30, 2010 in comparison to December 31, 2009.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests generate returns that are more volatile than other asset classes are also relatively illiquid and may be harder to value or sell in adverse market conditions. Our investments in alternative asset classes produced a net loss before offsets of $40.1 million in the year ended December 31, 2009 as a result of adverse market conditions in the first half of 2009. Market conditions significantly improved during the second half of 2009 through 2010, resulting in a net gain before offsets of $36.1 million recognized during the six months ended June 30, 2010.

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At June 30, 2010, we carried a valuation allowance of $143.3 million on $376.5 million of deferred tax assets.

•

The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. During the first half of 2010, Phoenix made $20.9 million in contributions and we expect to make additional contributions of approximately $4.8 million by December 31, 2010. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

•

The value of our investment portfolio had an unrealized loss position after offsets of $34.4 million, at June 30, 2010. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

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

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. Hedging gains were $0.4 million for the six months ended June 30, 2010. Hedging losses were $4.2 million in 2009. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

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

We have recently been downgraded and continue to have a negative outlook with two rating agencies.

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and downgraded our senior debt rating from bb+ to bb-. They maintained their negative outlook on all ratings.

•

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2 and lowered our senior debt rating from B1 to B3. They changed their outlook on all ratings from negative to stable.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. The Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. We are uncertain as to the impact that this new legislation will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total net reserves were $51.8 million as of June 30, 2010.

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

(REMOVED AND RESERVED)

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

4.5

Form of Share Certificate for Common Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.2

First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.5

Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.6

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.8

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.9

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.10

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.11

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.12

Discussion of The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, as amended (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.13

First Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.14

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.15

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.16

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.17

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.18

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.19

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.20

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.21

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.22

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.23

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.24

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

10.25	Form of Restricted Stock Units Agreement for Cliff Vested Grants (incorporated herein by reference to Exhibit 10.21 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 1, 2007)

10.26

Form of Restricted Stock Units Agreement for Performance-Based Grants Tied to Business Line Metrics (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 9, 2007)

10.27

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

10.29

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

10.31	The Phoenix Companies, Inc. Equity Deferral Plan (incorporated herein by reference to Exhibit 10.36 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.32	The Phoenix Companies, Inc. Directors Equity Deferral Plan (incorporated herein by reference to Exhibit 10.37 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.33	The Phoenix Companies, Inc. Directors Cash Deferral Plan (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.34	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed October 30, 2009)

10.35

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004)

10.36

Letter Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.42 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.37

Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.38

Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.39

Consulting Agreement dated March 22, 2009 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 23, 2009)

10.40

Discussion of compensation of Michael E. Hanrahan (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed August 25, 2009 and The Phoenix Companies, Inc. Current Report on Form 8-K filed on February 17, 2010)

10.41	Discussion of compensation of James D. Wehr (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.42	Discussion of compensation of Peter A. Hofmann (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 14, 2007)

10.43	Discussion of director compensation and share ownership guidelines (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 9, 2009)

10.44

Form of Cash Agreement for Long-Term Incentive Cycle Performance-Based Grants with Post-Performance Service-Vesting Criteria (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 24, 2009)

10.45	Stockholder Rights Agreement dated as of June 19, 2001 (incorporated herein by reference to Exhibit 4.2 hereto)

10.46

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005)

10.47

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

10.48

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

10.49

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.50

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.51

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.52

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

10.55

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.56

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

THE PHOENIX COMPANIES, INC.

Date: August 6, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer