Form 10-Q
period 2010-09-30
PHOENIX COMPANIES INC/DE
filed 2010-11-05
CIK 1129633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

On October 29, 2010, the registrant had 116.1 million shares of common stock outstanding.

3

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Balance Sheets

($ in millions, except share data)

September 30, 2010 (unaudited) and December 31, 2009

	Sept 30,	Dec 31,
	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $10,464.7 and $10,657.8)	$10,926.1	$10,333.0
Available-for-sale equity securities, at fair value (amortized cost of $28.7 and $24.4)	46.7	25.2
Venture capital partnerships, at equity in net assets	208.9	188.6
Policy loans, at unpaid principal balances	2,312.9	2,324.4
Other investments	582.9	539.7
Fair value option investments	96.1	69.3
Total investments	14,173.6	13,480.2
Cash and cash equivalents	208.6	256.7
Accrued investment income	194.7	176.3
Receivables	405.8	356.6
Deferred policy acquisition costs	1,471.7	1,916.0
Deferred income taxes	266.9	166.2
Other assets	159.8	195.7
Discontinued operations assets	80.8	3,634.5
Separate account assets	4,231.5	4,418.1
Total assets	$21,193.4	$24,600.3

LIABILITIES:
Policy liabilities and accruals	$13,214.9	$13,151.1
Policyholder deposit funds	1,389.9	1,342.7
Indebtedness	427.7	428.0
Other liabilities	513.6	527.8
Discontinued operations liabilities	55.8	3,601.5
Separate account liabilities	4,231.5	4,418.1
Total liabilities	19,833.4	23,469.2

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 17 & 18)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 116.0 million and 115.7 million shares outstanding	1.3	1.3
Additional paid-in capital	2,630.0	2,627.3
Accumulated deficit	(1,151.9)	(1,146.7)
Accumulated other comprehensive income (loss)	60.1	(171.3)
Treasury stock, at cost: 11.3 million and 11.3 million shares	(179.5)	(179.5)
Total stockholders’ equity	1,360.0	1,131.1
Total liabilities and stockholders’ equity	$21,193.4	$24,600.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Income and Comprehensive Income

($ in millions, except share data)

Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Premiums	$154.1	$170.9	$461.3	$513.7
Fee income	157.9	166.4	476.1	476.1
Net investment income	194.3	200.4	615.7	579.4
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(25.0)	(37.7)	(80.2)	(134.7)
Portion of OTTI losses recognized in other comprehensive income	13.1	22.8	41.4	60.5
Net OTTI losses recognized in earnings	(11.9)	(14.9)	(38.8)	(74.2)
Net realized investment gains (losses), excluding OTTI losses	(2.2)	(2.5)	58.2	(4.0)
Total realized investment gains (losses)	(14.1)	(17.4)	19.4	(78.2)
Total revenues	492.2	520.3	1,572.5	1,491.0

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	288.7	305.6	894.5	965.8
Policyholder dividends	64.7	63.9	224.9	148.3
Policy acquisition cost amortization	99.7	64.0	233.8	157.4
Interest expense on indebtedness	7.9	8.2	23.9	25.1
Other operating expenses	64.0	88.2	219.1	238.4
Total benefits and expenses	525.0	529.9	1,596.2	1,535.0
Loss from continuing operations before income taxes	(32.8)	(9.6)	(23.7)	(44.0)
Income tax expense (benefit)	(7.7)	(11.3)	(7.8)	111.0
Income (loss) from continuing operations	(25.1)	1.7	(15.9)	(155.0)
Income (loss) from discontinued operations, net of income taxes	0.1	(28.3)	14.9	(57.6)
Net loss	$(25.0)	$(26.6)	$(1.0)	$(212.6)

EARNINGS PER SHARE:
Earnings (loss) from continuing operations – basic	$(0.22)	$0.01	$(0.14)	$(1.34)
Earnings (loss) from continuing operations – diluted	$(0.22)	$0.01	$(0.14)	$(1.34)
Earnings (loss) from discontinued operations – basic	$0.00	$(0.24)	$0.13	$(0.50)
Earnings (loss) from discontinued operations – diluted	$0.00	$(0.24)	$0.13	$(0.50)
Net earnings (loss) – basic	$(0.22)	$(0.23)	$(0.01)	$(1.84)
Net earnings (loss) – diluted	$(0.22)	$(0.23)	$(0.01)	$(1.84)
Basic weighted-average common shares outstanding (in thousands)	116,258	115,907	116,265	115,791
Diluted weighted-average common shares outstanding (in thousands)	116,258	116,945	116,265	115,791

COMPREHENSIVE INCOME (LOSS):
Net loss	$(25.0)	$(26.6)	$(1.0)	$(212.6)
Net unrealized investment gains	81.1	311.2	209.9	526.5
Non-credit portion of OTTI losses recognized in other comprehensive income	0.8	(14.8)	8.6	(39.3)
Net unrealized other gains (losses)	1.2	(6.4)	11.3	28.1
Net unrealized derivative instruments losses	(3.5)	(0.7)	(0.1)	(4.0)
Other comprehensive income	79.6	289.3	229.7	511.3
Comprehensive income	$54.6	$262.7	$228.7	$298.7

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Cash Flows

($ in millions)

Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Premiums collected	$467.8	$489.6
Fee income collected	462.3	467.0
Investment income collected	596.5	635.3
Policy benefits paid, excluding policyholder dividends	(1,311.5)	(1,563.3)
Policyholder dividends paid	(228.6)	(234.0)
Policy acquisition costs paid	(8.4)	(62.8)
Interest expense on indebtedness paid	(23.0)	(23.0)
Other operating expenses paid	(189.0)	(220.2)
Income taxes paid	(0.7)	(5.2)
Cash for continuing operations	(234.6)	(516.6)
Discontinued operations, net	(4.4)	(16.5)
Cash for operating activities	(239.0)	(533.1)

INVESTING ACTIVITIES:
Investment purchases	(5,027.3)	(5,732.3)
Investment sales, repayments and maturities	5,150.6	6,076.1
Policy loan repayments, net	11.5	131.7
Premises and equipment additions	(4.4)	(4.9)
Effect of deconsolidation of collateralized debt obligations	—	(7.3)
Proceeds from sale of subsidiary	28.5	—
Discontinued operations, net	(1.2)	(6.7)
Cash from investing activities	157.7	456.6

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	579.5	506.0
Policyholder deposit fund withdrawals	(546.6)	(668.4)
Non-controlling interest	0.5	—
Indebtedness repayments	(0.2)	(10.6)
Cash from (for) financing activities	33.2	(173.0)
Change in cash and cash equivalents	(48.1)	(249.5)
Cash and cash equivalents, beginning of period	256.7	373.8
Cash and cash equivalents, end of period	$208.6	$124.3

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity

($ in millions)

Three and Nine Months Ended September 30, 2010 and 2009

	Three Months		Nine Months
	September 30,		September 30
	2010	2009	2010	2009
COMMON STOCK:
Balance, beginning of period	$1.3	$1.3	$1.3	$1.3
Common shares issued	—	—	—	—
Balance, end of period	$1.3	$1.3	$1.3	$1.3

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$2,629.3	$2,626.6	$2,627.3	$2,626.4
Issuance of shares and compensation expense on stock compensation awards	0.7	0.6	2.7	0.8
Balance, end of period	$2,630.0	$2,627.2	$2,630.0	$2,627.2

ACCUMULATED DEFICIT:
Balance, beginning of period, as previously reported	$(1,122.7)	$(1,013.7)	$(1,146.7)	$(839.5)
Adjustment for initial application of accounting changes	(4.2)	—	(4.2)	11.8
Net loss	(25.0)	(26.6)	(1.0)	(212.6)
Balance, end of period	$(1,151.9)	$(1,040.3)	$(1,151.9)	$(1,040.3)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(21.2)	$(513.1)	$(171.3)	$(743.7)
Adjustment for initial application of accounting changes	1.7	—	1.7	8.6
Other comprehensive income	79.6	289.3	229.7	511.3
Balance, end of period	$60.1	$(223.8)	$60.1	$(223.8)

TREASURY STOCK, AT COST:
Balance, beginning of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)
Balance, end of period	$(179.5)	$(179.5)	$(179.5)	$(179.5)

TOTAL STOCKHOLDERS’ EQUITY:
Balance, beginning of period	$1,307.2	$921.6	$1,131.1	$865.0
Change in stockholders’ equity	52.8	263.3	228.9	319.9
Stockholders’ equity, end of period	$1,360.0	$1,184.9	$1,360.0	$1,184.9

The accompanying notes are an integral part of these financial statements.

THE PHOENIX COMPANIES, INC.

Notes to Unaudited Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

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

At December 31, 2009, we reported the results of our private placement operation as discontinued operations as we were actively pursuing its sale during the fourth quarter of 2009. The sale closed on June 23, 2010. The consolidated balance sheets have been presented with the gross assets and liabilities of discontinued operations in separate lines and the consolidated statements of income and comprehensive income have been presented with the net results from discontinued operations, shown after the results from continuing operations. We have reclassified prior period financial statements to conform to this change. See Note 16 to these financial statements for additional information regarding discontinued operations.

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. Financial results for the three and nine month periods in 2010 are not necessarily indicative of full year results.

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

Amended Exception for Credit Derivatives

In March 2010, the FASB issued amended guidance to ASC 815, Derivatives and Hedging. The amendment clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The amendment requires more financial instruments to be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Entities are allowed to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. Adoption of this guidance was effective on the first day of the quarter beginning after June 15, 2010, on a prospective basis only. Our adoption in the third quarter of 2010 had no material effect on our consolidated financial statements.

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

Accounting standards not yet adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance is effective for periods beginning after December 15, 2011, on a prospective basis. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. We are in the process of determining the effect on our consolidated financial statements.

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

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend this matter vigorously.

Phoenix Life and Reassurance Company of New York

Included within the January 4, 2010 agreement with Tiptree was a provision for the purchase of Phoenix Life and Reassurance Company of New York (“PLARNY”) pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY for an amount equal to its aggregate capital and surplus. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

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

4.

Demutualization and Closed Block (continued)

Closed Block Assets and Liabilities:	Sept 30,	Dec 31,
($ in millions)	2010	2009	Inception

Debt securities	$6,581.3	$6,305.1	$4,773.1
Equity securities	19.4	6.7	—
Mortgage loans	4.5	6.2	399.0
Venture capital partnerships	199.4	180.2	—
Policy loans	1,349.1	1,378.5	1,380.0
Other investments	122.6	142.8	—
Fair value option investments	15.1	—	—
Total closed block investments	8,291.4	8,019.5	6,552.1
Cash and cash equivalents	27.5	33.3	—
Accrued investment income	102.1	105.9	106.8
Receivables	72.5	53.3	35.2
Deferred income taxes	246.9	270.3	389.4
Other closed block assets	14.1	22.6	6.2
Total closed block assets	8,754.5	8,504.9	7,089.7
Policy liabilities and accruals	8,975.2	9,246.5	8,301.7
Policyholder dividends payable	294.8	297.8	325.1
Policy dividend obligation	457.3	—	—
Other closed block liabilities	93.4	57.9	12.3
Total closed block liabilities	9,820.7	9,602.2	8,639.1
Excess of closed block liabilities over closed block assets	$1,066.2	$1,097.3	$1,549.4

Closed Block Revenues and Expenses and Changes in	Cumulative	Nine Months Ended
Policyholder Dividend Obligations:	from	September 30,
($ in millions)	Inception	2010	2009

Closed block revenues
Premiums	$9,390.4	$439.6	$483.4
Net investment income	5,789.8	368.9	333.5
Net realized investment gains (losses)	(232.9)	8.7	(39.8)
Total revenues	14,947.3	817.2	777.1
Policy benefits, excluding dividends	10,276.7	541.7	580.9
Other operating expenses	97.3	9.9	3.8
Total benefits and expenses, excluding policyholder dividends	10,374.0	551.6	584.7
Closed block contribution to income before dividends and income taxes	4,573.3	265.6	192.4
Policyholder dividends	3,799.6	224.6	148.0
Closed block contribution to income before income taxes	773.7	41.0	44.4
Applicable income tax expense	269.5	14.2	15.1
Closed block contribution to income	$504.2	$26.8	$29.3

Policyholder dividend obligation
Policyholder dividends provided through earnings	$3,852.9	$219.5	$161.2
Policyholder dividends provided through other comprehensive income	441.5	457.9	69.9
Additions to policyholder dividend liabilities	4,294.4	677.4	231.1
Policyholder dividends paid	(3,867.4)	(223.1)	(233.8)
Increase (decrease) in policyholder dividend liabilities	427.0	454.3	(2.7)
Policyholder dividend liabilities, beginning of period	325.1	297.8	311.1
Policyholder dividend liabilities, end of period	752.1	752.1	308.4
Policyholder dividends payable, end of period	294.8	294.8	308.4
Policyholder dividend obligation, end of period	$457.3	$457.3	$—

As of September 30, 2010, the policyholder dividend obligation includes approximately $15.8 million for cumulative closed block earnings in excess of expected amounts calculated at the date of demutualization and also includes $441.5 million of net unrealized gains on investments supporting the closed block liabilities. These closed block earnings will not inure to stockholders, but will result in additional future dividends to closed block policyholders unless otherwise offset by future performance of the closed block that is less favorable than expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in net income.

5.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Policy acquisition costs deferred	$4.9	$10.0	$8.4	$62.8
Costs amortized to expenses:
Recurring costs	(100.0)	(62.9)	(234.3)	(161.9)
Realized investment gains (losses)	0.3	(1.1)	0.5	4.5
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income	(69.9)	(291.3)	(217.3)	(536.2)
Cumulative effect of adoption of new guidance	(1.6)	—	(1.6)	(4.6)
Other	—	—	—	(0.8)
Change in deferred policy acquisition costs	(166.3)	(345.3)	(444.3)	(636.2)
Deferred policy acquisition costs, beginning of period	1,638.0	2,417.4	1,916.0	2,708.3
Deferred policy acquisition costs, end of period	$1,471.7	$2,072.1	$1,471.7	$2,072.1

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

We conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Upon completion of a study during the third quarter of 2010, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated included surrenders, lapse experience, net investment income, and premium funding. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. The greatest impact of the unlocking was on the universal life line of business, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization of $36.6 million. This impact was primarily driven by increased lapses in portions of our universal life business and the impact of the low interest rate environment. Annuities and variable universal life lines of business had increases in amortization of $8.2 million and $1.6 million, respectively.

6.

Investing Activities

Debt and equity securities

See Note 9 to these financial statements for information on available-for-sale debt and equity securities pledged as collateral.

Fair Value and Cost of	September 30, 2010		December 31, 2009
General Account Securities:	Fair	Amortized	Fair	Amortized
($ in millions)	Value	Cost	Value	Cost

U.S. government and agency	$650.5	$597.9	$535.6	$526.6
State and political subdivision	189.5	181.0	178.8	180.5
Foreign government	176.6	150.8	169.7	148.8
Corporate	6,133.4	5,690.9	5,822.4	5,858.3
Commercial mortgage-backed	1,114.7	1,085.1	985.3	1,035.1
Residential mortgage-backed	2,063.7	2,087.1	2,089.5	2,244.5
CDO/CLO	228.0	304.2	258.0	347.6
Other asset-backed	369.7	367.7	293.7	316.4
Available-for-sale debt securities	$10,926.1	$10,464.7	$10,333.0	$10,657.8

Amounts applicable to the closed block	$6,581.3	$6,147.5	$6,305.1	$6,340.4

Available-for-sale equity securities	$46.7	$28.7	$25.2	$24.4

Amounts applicable to the closed block	$19.4	$11.7	$6.7	$6.9

Unrealized Gains and Losses from General Account Securities:	September 30, 2010		December 31, 2009
($ in millions)	Gains	Losses	Gains	Losses

U.S. government and agency	$61.6	$(9.0)	$26.8	$(17.8)
State and political subdivision	10.8	(2.3)	4.0	(5.7)
Foreign government	25.8	—	21.0	(0.1)
Corporate	572.5	(130.0)	239.0	(274.9)
Commercial mortgage-backed	59.4	(29.8)	22.1	(71.9)
Residential mortgage-backed	74.0	(97.4)	30.5	(185.5)
CDO/CLO	4.2	(80.4)	1.9	(91.5)
Other asset-backed	9.3	(7.3)	2.4	(25.1)
Debt securities gains (losses)	$817.6	$(356.2)	$347.7	$(672.5)
Debt securities net gains (losses)	$461.4			$(324.8)

Equity securities gains (losses)	$18.5	$(0.5)	$1.2	$(0.4)
Equity securities net gains	$18.0		$0.8

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

6.

Investing Activities (continued)

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(9.3)	(4.1)
Commercial mortgage-backed	(14.8)	(4.1)
Residential mortgage-backed	(62.0)	(39.7)
CDO/CLO	(35.5)	(32.9)
Other asset-backed	(0.2)	—
Fixed maturity non-credit losses in AOCI	$(121.8)	$(80.8)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

Aging of Temporarily Impaired	As of September 30, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$38.1	$(9.0)	$38.1	$(9.0)
State and political subdivision	1.3	—	11.9	(2.3)	13.2	(2.3)
Foreign government	—	—	—	—	—	—
Corporate	62.4	(10.3)	656.3	(119.7)	718.7	(130.0)
Commercial mortgage-backed	39.3	(1.9)	79.5	(27.9)	118.8	(29.8)
Residential mortgage-backed	38.3	(2.7)	510.8	(94.7)	549.1	(97.4)
CDO/CLO	10.4	(0.3)	173.2	(80.1)	183.6	(80.4)
Other asset-backed	32.6	(0.5)	72.8	(6.8)	105.4	(7.3)
Debt securities	$184.3	$(15.7)	$1,542.6	$(340.5)	$1,726.9	$(356.2)
Equity securities	5.6	(0.3)	0.7	(0.2)	6.3	(0.5)
Total temporarily impaired securities	$189.9	$(16.0)	$1,543.3	$(340.7)	$1,733.2	$(356.7)

Amounts inside the closed block	$83.1	$(7.1)	$684.5	$(119.1)	$767.6	$(126.2)

Amounts outside the closed block	$106.8	$(8.9)	$858.8	$(221.6)	$965.6	$(230.5)

Amounts outside the closed block that are below investment grade	$39.4	$(5.4)	$291.3	$(140.5)	$330.7	$(145.9)

Number of securities		138		746		884

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $134.4 million at September 30, 2010. Of this amount, $112.7 million was below 80% of amortized cost for more than 12 months.

Unrealized losses on below investment grade debt securities held in the closed block with a fair value of less than 80% of amortized cost totaled $47.8 million at September 30, 2010. Of this amount, $32.4 million was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at September 30, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell it before recovery.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$42.6	$(1.4)	$51.1	$(16.4)	$93.7	$(17.8)
State and political subdivision	22.9	(0.2)	42.3	(5.5)	65.2	(5.7)
Foreign government	7.9	(0.1)	—	—	7.9	(0.1)
Corporate	298.5	(22.6)	1,426.7	(252.3)	1,725.2	(274.9)
Commercial mortgage-backed	112.3	(1.5)	297.5	(70.4)	409.8	(71.9)
Residential mortgage-backed	491.4	(14.6)	697.6	(170.9)	1,189.0	(185.5)
CDO/CLO	16.7	(8.3)	225.7	(83.2)	242.4	(91.5)
Other asset-backed	62.7	(0.3)	135.5	(24.8)	198.2	(25.1)
Debt securities	1,055.0	(49.0)	2,876.4	(623.5)	3,931.4	(672.5)
Equity securities	0.9	—	0.6	(0.4)	1.5	(0.4)
Total temporarily impaired securities	$1,055.9	$(49.0)	$2,877.0	$(623.9)	$3,932.9	$(672.9)

Amounts inside the closed block	$498.5	$(25.5)	$1,473.5	$(264.6)	$1,972.0	$(290.1)

Amounts outside the closed block	$557.4	$(23.5)	$1,403.5	$(359.3)	$1,960.9	$(382.8)

Amounts outside the closed block that are below investment grade	$39.8	$(11.4)	$414.6	$(170.0)	$454.4	$(181.4)

Number of securities		356		1,338		1,694

Unrealized losses on below investment grade debt securities outside the closed block with a fair value of less than 80% of amortized cost totaled $155.8 million at December 31, 2009. Of this amount, $134.8 million was below 80% of amortized cost for more than 12 months.

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

Maturities of General Account Debt Securities:	Maturities at
($ in millions)	Fair Value

Due in one year or less	$153.8
Due after one year through five years	2,110.5
Due after five years through ten years	2,841.7
Due after ten years	5,820.1
Total	$10,926.1

The maturities of general account debt securities, as of September 30, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, we have the right to put or sell certain obligations back to the issuers.

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At September 30, 2010, this included debt securities with $85.6 million of gross unrealized losses of 50% or more for which no other-than-temporary impairment (“OTTI”) was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors in our significant accounting policies described in Note 2 of our 2009 Annual Report on Form 10-K. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of OTTI charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Debt Securities

Fixed maturity OTTIs recorded in the first three quarters of 2010 were concentrated in mortgage-backed securities and CDO/CLO holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $11.8 million in the third quarter of 2010 and $10.3 million in the third quarter of 2009 and $38.2 million for the first nine months of 2010 and $60.9 million for the first nine months of 2009.

6.

Investing Activities (continued)

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $13.1 million in the third quarter of 2010 and $22.8 million in the third quarter of 2009 and $41.4 million for the first nine months of 2010 and $60.5 million for the first nine months of 2009.

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

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(65.8)	$(48.2)	$(44.4)	$(41.6)
Add: Credit losses on OTTIs not previously recognized	(6.9)	(5.2)	(15.8)	(28.0)
Less: Credit losses on securities sold	1.1	18.0	1.1	38.4
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Add: Credit losses on previously impaired securities	(3.1)	(2.6)	(15.6)	(6.8)
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Debt securities credit losses, end of period	$(74.7)	$(38.0)	$(74.7)	$(38.0)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Contributions	$8.2	$7.2	$21.8	$20.9
Equity in earnings (loss) of partnerships	(2.3)	2.0	14.8	(28.5)
Distributions	(3.9)	(2.2)	(16.3)	(6.7)
Change in venture capital partnerships	2.0	7.0	20.3	(14.3)
Venture capital partnership investments, beginning of period	206.9	179.5	188.6	200.8
Venture capital partnership investments, end of period	$208.9	$186.5	$208.9	$186.5

Amounts applicable to the closed block	$199.4	$174.8	$199.4	$174.8

6.

Investing Activities (continued)

Other Investments

Other Investments:	Sept 30,	Dec 31,
($ in millions)	2010	2009

Transportation and other equipment leases	$28.0	$47.6
Mezzanine partnerships	190.8	176.2
Affordable housing partnerships	6.4	8.7
Derivative instruments (Note 10)	195.7	116.6
Real estate	2.2	34.9
Other partnership interests(1)	118.0	111.2
Other interests	37.3	35.6
Mortgage loans	4.5	8.9
Other investments	$582.9	$539.7

Amounts applicable to the closed block	$122.6	$142.8

———————

(1)

Represents primarily private equity partnerships, hedge funds and direct equity investments.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Debt securities	$147.2	$154.8	$451.8	$495.9
Equity securities	—	0.1	0.7	0.4
Venture capital partnerships	(2.4)	2.0	14.8	(28.5)
Policy loans	43.0	42.0	128.5	139.9
Other investments	9.5	2.5	28.7	(22.3)
Fair value option investments	(0.7)	1.4	0.2	0.9
Other income	0.4	0.4	1.3	2.4
Cash and cash equivalents	—	—	0.1	0.1
Total investment income	197.0	203.2	626.1	588.8
Discontinued operations	(0.8)	(1.4)	(4.4)	(3.5)
Investment expenses	(1.9)	(1.4)	(6.0)	(5.9)
Net investment income	$194.3	$200.4	$615.7	$579.4

Amounts applicable to the closed block	$114.8	$119.2	$368.9	$333.5

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Total other-than-temporary debt impairment losses	$(24.9)	$(33.1)	$(79.6)	$(121.4)
Portion of loss recognized in other comprehensive income	13.1	22.8	41.4	60.5
Net debt impairment losses recognized in earnings	$(11.8)	$(10.3)	$(38.2)	$(60.9)

Debt security impairments	$(11.8)	$(10.3)	$(38.2)	$(60.9)
Equity security impairments	(0.1)	(3.5)	(0.6)	(3.5)
Other investments impairments	—	(1.1)	—	(9.8)
Impairment losses	(11.9)	(14.9)	(38.8)	(74.2)
Debt security transaction gains	6.8	1.6	52.9	18.5
Debt security transaction losses	(0.9)	(9.8)	(8.1)	(58.8)
Equity security transaction gains	0.1	—	0.1	2.2
Other investments transaction gains (losses)	0.1	(0.2)	(1.3)	(0.1)
Venture capital partnership transaction losses	(0.3)	(0.3)	(0.3)	(1.3)
CDO deconsolidation gains	—	—	—	57.0
Net transaction gains (losses)	5.8	(8.7)	43.3	17.5
Realized gains on fair value option investments	1.5	2.7	1.1	3.3
Realized gains (losses) on derivative assets and liabilities	(9.5)	3.5	13.8	(24.8)
Net realized investment gains (losses), excluding impairment losses	(2.2)	(2.5)	58.2	(4.0)
Net realized investment gains (losses), including impairment losses	$(14.1)	$(17.4)	$19.4	$(78.2)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Debt securities	$335.8	$669.1	$776.0	$1,277.6
Equity securities	5.3	1.4	17.2	—
Other investments	0.3	1.1	0.1	5.7
Net unrealized investment gains	$341.4	$671.6	$793.3	$1,283.3

Net unrealized investment gains	$341.4	$671.6	$793.3	$1,283.3
Applicable closed block policyholder dividend obligation	(217.0)	(11.3)	(453.0)	(83.1)
Applicable deferred policy acquisition cost	(69.9)	(291.3)	(217.3)	(552.8)
Applicable deferred income tax	27.4	(72.6)	95.5	(160.2)
Offsets to net unrealized investment gains	(259.5)	(375.2)	(574.8)	(796.1)
Net unrealized investment gains included in other comprehensive income	$81.9	$296.4	$218.5	$487.2

Non-Consolidated Variable Interest Entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE. We reassess our VIE determination with respect to an entity on an ongoing basis.

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

Carrying Value of Assets and Liabilities	September 30, 2010			December 31, 2009
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in millions)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$537.1	$—	$537.1	$540.7	$—	$540.7
Direct equity investments	17.2	—	17.2	9.4	—	9.4
Receivable	11.1	—	11.1	11.4	—	11.4
Total	$565.4	$—	$565.4	$561.5	$—	$561.5

The asset value of our investments in VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $565.4 million as of September 30, 2010. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

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

As of September 30, 2010, we held derivative assets, net of liabilities, with a fair value of $192.6 million. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $157.0 million. Our maximum amount of loss due to credit risk with these issuers was $349.6 million. See Note 10 to these financial statements for more information regarding derivatives.

7.

Financing Activities

Indebtedness at Carrying Value:	Sept 30,	Dec 31,
($ in millions)	2010	2009

7.15% surplus notes	$174.1	$174.1
7.45% senior unsecured bonds	253.6	253.9
Total indebtedness	$427.7	$428.0

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

7.

Financing Activities (continued)

Our senior unsecured bonds were issued in December 2001 for gross proceeds of $300.0 million (net proceeds of $290.6 million) and mature in January 2032. We pay interest at an annual rate of 7.45%. We may redeem any or all of the bonds from January 2007 at a redemption price equal to 100% of principal plus accrued and unpaid interest to the redemption date. We have repurchased a cumulative amount of $46.5 million of par value of these bonds as of September 30, 2010. During the nine months ended September 30, 2010, we repurchased $0.3 million of par value of these bonds for $0.3 million. During 2009, we repurchased $30.0 million of par value of these bonds for $14.6 million resulting in a gain of $15.4 million.

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

Future minimum annual principal payments on indebtedness as of September 30, 2010 are: in 2032, $253.6 million and in 2034, $175.0 million.

Interest Expense on Indebtedness, including	Three Months Ended		Nine Months Ended
Amortization of Debt Issuance Costs:	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Surplus notes	$3.2	$3.1	$9.4	$9.5
Senior unsecured bonds	4.7	5.1	14.5	15.6
Interest expense on indebtedness	$7.9	$8.2	$23.9	$25.1

Common stock dividends

During the nine months ended September 30, 2010 and in the twelve months ended December 31, 2009, we did not pay any stockholder dividends.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in fee income. For the three and nine month periods ended September 30, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Variable annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Sept 30,	Dec 31,
($ in millions)	2010	2009

Debt securities	$655.6	$661.2
Equity funds	2,125.7	2,244.6
Other	103.6	99.5
Total	$2,884.9	$3,005.3

Changes in Guaranteed Liability Balances:	As of
($ in millions)	September 30, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5.1	$16.3
Incurred	4.2	2.7
Paid	(4.1)	—
Liability balance as of September 30, 2010	$5.2	$19.0

Changes in Guaranteed Liability Balances:	Year Ended
($ in millions)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9.9	$22.1
Incurred	5.4	(5.8)
Paid	(10.2)	—
Liability balance as of December 31, 2009	$5.1	$16.3

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

As of September 30, 2010 and December 31, 2009, there was no reinsurance of the aggregate account value with the GMWB, GMAB, GPAF and COMBO features. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during fourth quarter 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2009 and the first nine months of 2010. There were benefit payments made of $0.6 million for GPAF during 2009 and $0.4 million during the first nine months of 2010.

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in millions)	2010	2009

GMWB	$13.5	$3.8
GMAB	24.5	20.1
GPAF	4.6	2.2
COMBO	(0.6)	(0.6)
Total embedded derivatives	$42.0	$25.5

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,007.4	$39.1	61
GMDB step up	1,553.3	161.4	62
GMDB earnings enhancement benefit (EEB)	46.0	0.9	61
GMDB greater of annual step up and roll up	31.3	9.3	65
Total GMDB at September 30, 2010	$2,638.0	$210.7

COMBO	$10.6		59
GMAB	413.4		56
GMIB	505.4		62
GMWB	586.1		61
GPAF	16.3		76
Total at September 30, 2010	$1,531.8

Additional Insurance Benefits:		Net Amount	Average
($ in millions)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,097.4	$58.6	60
GMDB step up	1,611.8	222.9	61
GMDB earnings enhancement benefit (EEB)	49.2	1.4	61
GMDB greater of annual step up and roll up	32.8	10.0	64
Total GMDB at December 31, 2009	$2,791.2	$292.9

COMBO	$10.4		58
GMAB	417.9		55
GMIB	525.8		61
GMWB	592.6		60
GPAF	18.9		75
Total at December 31, 2009	$1,565.6

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

8.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2010 and December 31, 2009, we held additional universal life death benefit and other insurance benefit reserves of $106.5 million and $89.4 million, respectively.

9.

Investments Pledged as Collateral and Non-recourse Collateralized Debt

We are involved with various entities in the normal course of business that may be deemed to be VIEs and, as a result, we may be deemed to hold interests in those entities. In particular, our former asset management affiliate serves as the investment advisor to two CDOs that were organized to take advantage of bond market arbitrage opportunities. The CDOs reside in bankruptcy remote special-purpose entities (“SPEs”) for which we provide neither recourse nor guarantees. We consolidated these two CDOs at December 31, 2008. As a result of management’s decision in the first quarter of 2009 to legally assign Virtus Investment Partners, Inc. (“Virtus”) as the collateral manager, we performed an analysis of both of these CDOs and determined that we are no longer the primary beneficiary. Accordingly, we deconsolidated these two CDOs effective January 1, 2009, resulting in an increase to stockholders’ equity of $88.8 million for the three months ended March 31, 2009, of which $57.0 million was recorded as a realized gain and $31.8 million was reflected as other comprehensive income, effectively reversing losses recorded in earnings and other comprehensive income in prior years.

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

Derivative Instruments Held in			September 30,		December 31,
General Account:			2010		2009
($ in millions)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$45.0	2018	$6.0	$1.5	$1.7	$0.5
Swaptions	44.0	2011	7.7	—	6.0	—
Put options	551.0	2014-2024	137.3	—	90.9	—
Call options	211.8	2010-2011	10.0	1.3	5.3	0.8
Equity futures	248.6	2010	34.7	—	12.0	—
	1,100.4		195.7	2.8	115.9	1.3
Hedging Derivative Instruments
Cross currency swaps	15.0	2012-2016	—	0.3	0.7	1.5
	15.0		—	0.3	0.7	1.5
Total derivative instruments	$1,115.4		$195.7	$3.1	$116.6	$2.8

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

During 2009, our financial strength ratings fell below the specified threshold levels in certain agreements and remain so at September 30, 2010. As a result, the credit risk related contingent features of the instruments have been triggered with respect to such rating thresholds. However, the Company does not have any net liability obligation payable to any counterparty. No counterparties have exercised their option to terminate the transactions, although they reserve all rights available to them as stated in the agreements.

As of September 30, 2010, the Company held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

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

ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 securities include highly liquid government bonds and exchange-traded equities.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include government-backed mortgage products, certain collateralized mortgage and debt obligations and certain high-yield debt securities.

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

11.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of September 30, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$87.9	$562.6	$—	$650.5
State and political subdivision	—	189.5	—	189.5
Foreign government	—	176.6	—	176.6
Corporate	—	5,833.9	299.5	6,133.4
Commercial mortgage-backed	—	1,055.5	59.2	1,114.7
Residential mortgage-backed	—	1,990.3	73.4	2,063.7
CDO/CLO	—	—	228.0	228.0
Other asset-backed	—	305.2	64.5	369.7
Available-for-sale equity securities	0.4	—	46.3	46.7
Derivative assets	—	195.7	—	195.7
Separate account assets	4,146.1	85.4	—	4,231.5
Fair value option investments	24.1	35.6	36.4	96.1
Total assets	$4,258.5	$10,430.3	$807.3	$15,496.1
Liabilities
Derivative liabilities	$—	$3.1	$42.0	$45.1
Total liabilities	$—	$3.1	$42.0	$45.1

There were transfers of $123.7 million of Level 1 assets as of June 30, 2010 to Level 2 for September 30, 2010 because they no longer definitively qualify as Level 1 securities.

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$208.3	$327.3	$—	$535.6
State and political subdivision	—	178.8	—	178.8
Foreign government	—	169.7	—	169.7
Corporate	—	5,537.3	285.1	5,822.4
Commercial mortgage-backed	127.7	801.1	56.5	985.3
Residential mortgage-backed	8.1	1,962.8	118.6	2,089.5
CDO/CLO	—	—	258.0	258.0
Other asset-backed	—	196.7	97.0	293.7
Available-for-sale equity securities	1.0	5.0	19.2	25.2
Derivative assets	—	116.6	—	116.6
Separate account assets	4,327.5	90.6	—	4,418.1
Fair value option investments	33.5	35.8	—	69.3
Total assets	$4,706.1	$9,421.7	$834.4	$14,962.2
Liabilities
Derivative liabilities	$—	$2.8	$25.5	$28.3
Total liabilities	$—	$2.8	$25.5	$28.3

11.

Fair Value of Financial Instruments (continued)

Available-for-sale debt securities as of September 30, 2010 and December 31, 2009 exclude $55.7 million and $67.3 million, respectively, of Level 2 investments included in discontinued assets on our balance sheet related to discontinued reinsurance operations. Available-for-sale debt securities as of December 31, 2009 also exclude $7.4 million of Level 2 investments included in discontinued operations assets related to PLARNY. There were no Level 2 investments related to PLARNY as of September 30, 2010.

Separate account assets as of December 31, 2009 are reported net of $3,423.6 million, respectively, of Level 1 investments included in discontinued assets on our balance sheet related to PFG. There were no discontinued assets related to PFG on our balance sheet as of September 30, 2010.

Carrying Amounts and Fair Values	September 30,		December 31,
of Financial Instruments:	2010		2009
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$208.6	$208.6	$256.7	$256.7
Available-for-sale debt securities	10,926.1	10,926.1	10,333.0	10,333.0
Available-for-sale equity securities	46.7	46.7	25.2	25.2
Separate account assets	4,231.5	4,231.5	4,418.1	4,418.1
Mortgage loans	4.5	4.5	8.9	8.7
Derivative financial instruments	195.7	195.7	116.6	116.6
Fair value option investments	96.1	96.1	69.3	69.3
Financial assets	$15,709.2	$15,709.2	$15,227.8	$15,227.6

Investment contracts	$1,389.9	$1,409.6	$1,342.7	$1,358.6
Indebtedness	427.7	275.4	428.0	269.6
Separate account liabilities	4,231.5	4,231.5	4,418.1	4,418.1
Derivative financial instruments	45.1	45.1	28.3	28.3
Financial liabilities	$6,094.2	$5,961.6	$6,217.1	$6,074.6

Fair value option investments at September 30, 2010 and December 31, 2009 include $24.1 million and $33.5 million, respectively, of available-for-sale equity securities backing our deferred compensation liabilities.

Fair value option investments also include assets valued at $35.6 million and $35.8 million as of September 30, 2010 and December 31, 2009, respectively. We elected to apply the fair value option to these assets at the time of their acquisition. We purchased these assets to obtain principal protection without sacrificing earnings. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of this security’s underlying economics. Changes in the fair value of these assets are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in eight securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $36.4 million as of September 30, 2010. This election was not in existence at December 31, 2009.

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA at September 30, 2010 and December 31, 2009 was a reduction of $35.9 million and $18.5 million in the reserves associated with these riders, respectively.

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

Level 3 Financial Assets:	Three Months Ended September 30, 2010
($ in millions)				Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$249.0	$69.2	$315.3	$74.8	$67.7	$36.1	$—	$812.1
Purchases	1.9	1.3	5.2	4.0	8.1	5.2	—	25.7
Sales	(0.5)	(2.4)	(12.0)	(4.7)	(2.2)	(0.1)	—	(21.9)
Adjustment for initial application of accounting changes(1)	(19.9)	—	—	(9.3)	(7.2)	—	36.4	—
Transfers into Level 3(2)	—	—	31.8	7.9	—	—	—	39.7
Transfers out of Level 3(3)	(1.9)	—	(63.8)	(9.3)	(12.6)	—	—	(87.6)
Realized gains (losses) included in earnings	(3.7)	—	(1.1)	(0.5)	(2.0)	(0.2)	—	(7.5)
Unrealized gains (losses) included in other comprehensive income (loss)	3.3	5.0	23.3	1.6	7.4	5.3	—	45.9
Amortization/accretion	(0.2)	0.3	0.8	—	—	—	—	0.9
Balance, end of period	$228.0	$73.4	$299.5	$64.5	$59.2	$46.3	$36.4	$807.3

Level 3 Financial Assets:	Nine Months Ended September 30, 2010
($ in millions)				Asset-		Common	Fair Value	Total
	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Options	Assets

Balance, beginning of period	$258.0	$118.6	$285.1	$97.0	$56.5	$19.2	$—	$834.4
Purchases	2.1	2.3	66.5	4.0	13.4	5.6	—	93.9
Sales	(4.7)	(11.8)	(110.3)	(7.9)	(6.8)	(0.1)	—	(141.6)
Adjustment for initial application of accounting changes(1)	(19.9)	—	—	(9.3)	(7.2)	—	36.4	—
Transfers into Level 3(2)	—	—	107.4	7.9	—	4.5	—	119.8
Transfers out of Level 3(3)	(1.9)	(42.8)	(116.1)	(27.8)	(12.6)	—	—	(201.2)
Realized gains (losses) included in earnings	(12.7)	(0.8)	18.8	(4.4)	(2.0)	(2.1)	—	(3.2)
Unrealized gains (losses) included in other comprehensive income (loss)	7.1	7.0	47.3	5.0	17.8	19.2	—	103.4
Amortization/accretion	—	0.9	0.8	—	0.1	—	—	1.8
Balance, end of period	$228.0	$73.4	$299.5	$64.5	$59.2	$46.3	$36.4	$807.3

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the three and nine months ended September 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(3)

Transfers out of Level 3 for the three and nine months ended September 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

11.

Fair Value of Financial Instruments (continued)

Level 3	Three Months Ended September 30, 2009
Financial Assets:				Asset-		Common	Gov’t	Foreign	Total
($ in millions)	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Agency	Gov’t	Assets

Balance, beginning of period	$213.4	$42.6	$523.3	$123.4	$56.3	$23.0	$3.1	$0.2	$985.3
Purchases	16.2	2.5	90.2	29.7	10.8	—	—	—	149.4
Sales	(17.8)	(4.7)	(148.6)	(33.1)	(20.2)	—	—	(0.2)	(224.6)
Transfers into Level 3(1)	—	—	53.0	—	—	0.2	—	—	53.2
Transfers out of Level 3(2)	—	—	(1.3)	(2.8)	—	—	—	—	(4.1)
Realized gains (losses) included in earnings	(5.9)	(0.5)	(1.9)	(0.2)	—	(3.5)	—	—	(12.0)
Unrealized gains (losses) included in other comprehensive income (loss)	30.8	3.5	29.3	17.7	17.3	1.3	—	—	99.9
Amortization/accretion	—	0.2	1.2	0.3	0.1	—	0.1	—	1.9
Balance, end of period	$236.7	$43.6	$545.2	$135.0	$64.3	$21.0	$3.2	$—	$1,049.0

Level 3	Nine Months Ended September 30, 2009
Financial Assets:				Asset-		Common	Gov’t	Foreign	Total
($ in millions)	CDO/CLO	RMBS	Corp	Backed	CMBS	Stock	Agency	Gov’t	Assets

Balance, beginning of period	$175.2	$71.1	$489.0	$132.0	$81.5	$23.4	$4.2	$0.4	$976.8
Purchases	20.3	5.6	95.9	47.7	10.8	—	—	—	180.3
Sales	(30.2)	(22.6)	(192.2)	(60.3)	(31.3)	—	(0.9)	(0.4)	(337.9)
Transfers into Level 3(1)	2.4	2.2	148.7	19.4	—	1.2	3.1	—	177.0
Transfers out of Level 3(2)	(16.1)	(10.0)	(39.6)	(19.4)	(8.9)	—	(3.2)	—	(97.2)
Realized gains (losses) included in earnings	(13.9)	(2.1)	(7.5)	(4.0)	(0.8)	(3.5)	—	—	(31.8)
Unrealized gains (losses) included in other comprehensive income (loss)	98.8	(2.2)	49.4	18.8	12.8	(0.1)	(0.1)	—	177.4
Amortization/accretion	0.2	1.6	1.5	0.8	0.2	—	0.1	—	4.4
Balance, end of period	$236.7	$43.6	$545.2	$135.0	$64.3	$21.0	$3.2	$—	$1,049.0

———————

(1)

Transfers into Level 3 for the three and nine months ended September 30, 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three and nine months ended September 30, 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

11.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$59.0	$60.7	$25.5	$118.5
Net purchases/(sales)	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses	17.0	18.5	(16.5)	76.3
Unrealized (gains) losses included in other comprehensive loss	—	—	—	—
Amortization/accretion	—	—	—	—
Balance, end of period	$42.0	$42.2	$42.0	$42.2
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$17.0	$18.5	$(16.5)	$76.3

Level 3 Gains and Losses:	Nine Months Ended
($ in millions)	September 30, 2010
	Trading	Other
	Revenues	Revenues

Total gains or losses included in earnings (or changes in net assets) for the period	$—	$(3.2)
Change in unrealized gains or losses relating to assets still held at the reporting date included in other comprehensive income	$—	$103.3

12.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three and nine months ended September 30, 2010 has been computed based on the first nine months of 2010 as a discrete period. The effective tax rate for the three and nine months ended September 30, 2010 is 0%, before the application of intraperiod rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Similarly, the Company anticipates that the full-year effective tax rate will be 0% before the application.

As of September 30, 2010, we recorded net deferred tax assets of $266.9 million. This includes $290.9 million attributable to available-for-sale securities with gross unrealized losses offset by $24.0 million of deferred tax liabilities which cannot be offset by losses. We have concluded that a valuation allowance on the $290.9 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

As of September 30, 2010, we have determined that a valuation allowance of $86.9 million is necessary against the net deferred tax asset. Excluding the increase in the valuation allowance related to the adoption of a new accounting standard (see Note 2 to these financial statements), for the three and nine months ended September 30, 2010, we recorded a net decrease in the valuation allowance of $57.9 million and $152.2 million, respectively. This decrease was primarily the result of appreciation of available-for-sale securities with unrealized gains. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net change was recognized partially through the income statement as a benefit of $7.4 million with the balance recognized as a benefit through other comprehensive income of $50.5 million. Additionally, a $0.3 million benefit was recognized in current tax expense due to the loss from continuing operations in the three months ended September 30, 2010. For the nine month period, the net change was recognized partially through the income statement as a benefit of $10.2 million with the balance recognized as a benefit through other comprehensive income of $142.0 million. Partially offsetting the portion of the net change recognized through the income statement was a $2.4 million tax expense due to the income from continuing operations in the nine months ended September 30, 2010.

12.

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

13.

Employee Benefits

Pension and other postretirement benefits

We provide our employees with postemployment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. The components of pension and postretirement benefit costs follow:

Components of Pension Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$0.7	$1.6	$2.0	$4.7
Interest cost	9.3	10.3	28.2	30.8
Expected return on plan assets	(8.1)	(7.4)	(24.4)	(22.1)
Net loss amortization	1.5	5.3	4.5	16.1
Prior service cost amortization	—	—	—	(0.1)
Curtailment cost	—	0.6	—	0.6
Pension benefit cost	$3.4	$10.4	$10.3	$30.0

Components of Other Postretirement Benefit Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$0.1	$0.3	$0.3	$0.8
Interest cost	0.7	1.0	2.1	2.9
Net gain amortization	—	—	(0.1)	(0.1)
Prior service cost amortization	(0.5)	(0.2)	(1.5)	(0.7)
Curtailment credit	—	(0.1)	—	(0.1)
Other postretirement benefit cost	$0.3	$1.0	$0.8	$2.8

For the three months ended September 30, 2010, accumulated other comprehensive loss includes unrealized gains of $0.7 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. For the nine months ended September 30, 2010, accumulated other comprehensive loss includes unrealized gains of $5.4 million, net of taxes, relating to the amortization of net prior service costs and net gains/losses. Effective March 31, 2010, the benefit accruals under all defined benefit pension plans were frozen and no new participants will be accepted into the plans.

During the three and nine months ended September 30, 2010, we made contributions of $2.7 million and $23.6 million, respectively, to the pension plan. We expect to make additional contributions of approximately $2.1 million by December 31, 2010.

13.

Employee Benefits (continued)

Savings plans

During the three months ended September 30, 2010 and 2009, we incurred costs of $0.8 million and $1.0 million, respectively, for contributions to our employer-sponsored savings plans. During the nine months ended September 30, 2010 and 2009, we incurred costs of $3.0 million and $4.1 million, respectively, for contributions to our employer-sponsored savings plans.

14.

Share-based compensation

Effective April 1, 2010, all grandfathered participants are subject to the tiered matching contributions schedule that the non-grandfathered participants have been subject to since July 1, 2007. Also effective April 1, 2010, employees (except Saybrus employees) participating in the Company savings plans are eligible to receive an employer discretionary contribution according to the plan terms.

We provide share-based compensation to certain of our employees and non-employee directors, as further described below. The compensation cost that has been charged against income for these plans is summarized in the following table:

Share-Based Compensation Plans:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Compensation cost charged to income from continuing operations	$0.7	$2.3	$2.7	$5.3
Income tax expense (benefit) before valuation allowance	$(0.2)	$(0.8)	$(0.3)	$(0.1)

We did not capitalize any of the cost of stock-based compensation during the three and nine month periods ended September 30, 2010 and 2009.

Stock options

We have stock option plans under which we grant options for a fixed number of common shares to employees and non-employee directors. Our options have an exercise price equal to the market value of the shares at the date of grant. Each option, once vested, entitles the holder to purchase one share of our common stock at the exercise price. The employees’ options generally vest pro-rata over a three-year period while the directors’ options vest immediately. Certain options involve both service and market criteria and vest at the later of a stated number of years from the grant date or when the market criterion has been met. If the market criterion has not been met within five years from the grant date, the options will be forfeited. The fair values of options granted are measured as of the grant date or modification date and expensed ratably over the vesting period.

Stock Option Activity at	Three Months Ended September 30,
Weighted-Average Exercise Price:	2010		2009
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	3,902,480	$11.40	4,485,720	$11.88
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(118,118)	11.23	(190,911)	12.78
Forfeited	(387)	9.84	(10,431)	10.03
Outstanding, end of period	3,783,975	$11.40	4,284,378	$11.84

14.

Share-based compensation (continued)

Stock Option Activity at	Nine Months Ended September 30,
Weighted-Average Exercise Price:	2010		2009
	Common		Common
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,146,779	$11.87	4,835,224	$11.90
Granted	220,401	2.84	5,000	0.53
Exercised	—	—	—	—
Canceled	(529,032)	11.62	(471,992)	12.54
Forfeited	(54,173)	10.33	(83,854)	10.23
Outstanding, end of period	3,783,975	$11.40	4,284,378	$11.84

Options granted during the nine months ended September 30, 2010 had a weighted-average fair value of $1.42 per unit. There were no options granted during the three months ended September 30, 2010.

As of September 30, 2010, 3.2 million of outstanding stock options were exercisable, with a weighted-average exercise price of $12.18 per unit.

As of September 30, 2010, there was $0.9 million of total unrecognized compensation cost related to unvested stock option grants.

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

Time-Vested RSU Activity at	Three Months Ended September 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	974,152	$3.45	1,113,872	$3.65
Awarded	91,184	2.07	133,740	1.74
Converted to common shares/applied to taxes	(14,143)	2.82	(4,474)	2.82
Canceled	—	—	(6,766)	2.82
Outstanding, end of period	1,051,193	$3.34	1,236,372	$3.45

Time-Vested RSU Activity at	Nine Months Ended September 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,265,688	$3.45	2,184,388	$6.68
Awarded	237,945	2.39	452,899	1.99
Converted to common shares/applied to taxes	(446,055)	3.13	(1,267,377)	8.57
Canceled	(6,385)	2.82	(133,538)	2.79
Outstanding, end of period	1,051,193	$3.34	1,236,372	$3.45

14.

Share-based compensation (continued)

Performance Contingent RSU Activity at	Three Months Ended September 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	1,636,211	$2.71	805,585	$2.56
Awarded	—	—	—	—
Adjustment for performance results	—	—	—	—
Converted to common shares/applied to taxes	—	—	—	—
Canceled	—	—	(5,611)	2.82
Outstanding, end of period	1,636,211	$2.71	799,974	$2.56

Performance Contingent RSU Activity at	Nine Months Ended September 30,
Weighted-Average Grant Price:	2010		2009
	RSUs	Price	RSUs	Price

Outstanding, beginning of period	786,629	$2.55	1,343,741	$2.82
Awarded	1,389,491	2.84	215,000	1.85
Adjustment for performance results	6,041	2.82	(530,203)	2.82
Converted to common shares/applied to taxes	(28,411)	2.82	(31,883)	2.82
Canceled	(517,539)	2.82	(196,681)	2.82
Outstanding, end of period	1,636,211	$2.71	799,974	$2.56

The intrinsic value of RSUs converted during the three months ended September 30, 2010 was $0.1 million. The intrinsic value of RSUs converted during the nine months ended September 30, 2010 was $1.2 million.

As of September 30, 2010, there was $3.9 million of total unrecognized compensation cost related to unvested RSU grants.

Included in the RSU activity above, 0.2 million RSUs are subject to future issuance based on the achievement of market-based criteria established under certain of our incentive plans. The market contingencies for these RSUs will be resolved no later than December 31, 2011.

15.

Earnings per Share

The following table presents a reconciliation of shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

Shares Used in Calculation of Basic and Diluted	Three Months Ended		Nine Months Ended
Earnings per Share:	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Weighted-average common shares outstanding	116,258	115,907	116,265	115,791
Weighted-average effect of dilutive potential common shares:
Restricted stock units	371	1,035	363	959
Stock options	2	3	3	2
Potential common shares	373	1,038	366	961
Less: Potential common shares excluded from calculation due to operating losses	(373)	—	(366)	(961)
Dilutive potential common shares	—	1,038	—	—
Weighted-average common shares outstanding, including dilutive potential common shares	116,258	116,945	116,265	115,791

Stock options excluded from calculation due to
anti-dilutive exercise prices
(i.e., in excess of average common share market prices)
Stock options	3,202	4,279	3,202	4,279

15.

Earnings per Share (continued)

As a result of the net loss from continuing operations for the three months ended September 30, 2010 and the nine months ended September 30, 2010 and 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares of restricted stock units and options would have been anti-dilutive to the earnings per share calculation.

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

The definitive agreement contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend this matter vigorously.

The following table provides detailed information regarding the financial statement lines identified as discontinued operations as of December 31, 2009. There were no assets or liabilities on the balance sheet identified as discontinued operations related to PFG at September 30, 2010.

Summarized Balance Sheet for PFG:	Dec 31,
($ in millions)	2009

Policy loans	$76.8
Other assets	41.1
Separate account assets	3,423.6
Total assets	$3,541.5

Policy liabilities and accruals and other liabilities	$108.1
Separate account liabilities	3,423.6
Total liabilities	$3,531.7

During the three months ended September 30, 2010, no net income related to PFG was recorded. During the nine months ended September 30, 2010, net gains of $14.7 million were recognized. This reflects the correction of an error in the second quarter of 2010 of $15.6 million which decreased the estimated loss on the sale of PFG that was initially recorded in the fourth quarter of 2009 from $22.9 million to $7.3 million. We have assessed the impact of this error and have determined that the error was not material to the current or prior periods.

During the three and nine months ended September 30, 2009 net losses of $27.1 million and $28.5 million, respectively, were recognized. This reflects an impairment of $27.0 million of goodwill caused by a decrease in sales and ratings downgrades during the third quarter of 2009.

Phoenix Life and Reassurance Company of New York

Included in the January 4, 2010 agreement with Tiptree was a provision for the purchase of Phoenix Life and Reassurance Company of New York (“PLARNY”) pending regulatory approval. On September 24, 2010, approval was obtained from the State of New York Insurance Department for Tiptree and PFG Holdings Acquisition Corporation to acquire PLARNY for an amount equal to its aggregate capital and surplus. The transaction closed on October 6, 2010. Because of the divestiture, these operations are reflected as discontinued operations. We have reclassified prior period financial statements to conform to this change.

16.

Discontinued Operations (continued)

As of September 30, 2010 and December 31, 2009, $14.3 million and $13.7 million of assets and $0.2 million and $0.1 million of liabilities were reflected as discontinued operations on the balance sheet. Prior to the closing of the transaction, PLARNY made a dividend distribution in the fourth quarter of 2010 of $10.0 million to its parent company, PM Holdings, Inc., in accordance with the sales agreement. A loss of $0.4 million was recognized during the three months ended September 30, 2010 related to this transaction.

During the three months ended September 30, 2010 and 2009, net income of $0.1 million and $0.1 million was recognized, respectively. During the nine months ended September 30, 2010 and 2009, net income of $0.1 million and $0.2 million was recognized, respectively.

Spin-Off of Virtus

On December 31, 2008, we distributed 100% of Virtus common stock to our stockholders (other than shares withheld to satisfy certain withholding obligations). Since the spin-off, we and Virtus are independent of each other and have separate boards of directors and management.

At September 30, 2010 and December 31, 2009, no assets or liabilities on the balance sheet identified as discontinued operations related to Virtus. During the three and nine months ended September 30, 2009, net losses of $1.5 million and $4.6 million were recognized for additional expenses incurred related to the spin-off.

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

17.

Other Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2010, the Company had unfunded commitments of $236.2 million under such agreements, of which $69.4 million is expected to be funded by December 31, 2010.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2010, the Company had open commitments of $40.2 million under such agreements which are expected to be funded by December 31, 2010.

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of September 30, 2010, the Company has funded $6.7 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.0 million of unfunded commitments remain subject to this guarantee.

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

The definitive agreement to sell PFG contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend this matter vigorously.

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

18.

Contingent Liabilities (continued)

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

Our total net reserves were $48.2 million as of September 30, 2010 and $60.7 million as of December 31, 2009. During the first half of 2009, additional claims information from certain ceding companies became available and resolution of a dispute with a ceding company that had been the subject of arbitration was reached. Based on management’s best estimate, reserves were increased which resulted in a pre-tax charge of $25.0 million in discontinued operations in the three months ended June 30, 2009. No additional losses were recognized in the nine months ended September 30, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our consolidated financial condition as of September 30, 2010 as compared to December 31, 2009; our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our consolidated financial statements for the year ended December 31, 2009 in our 2009 Annual Report on Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our historical expertise is in the high-net-worth and affluent market. More recently, we also have begun to focus on the needs of the broader middle market. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate and fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and lower interest rates. Each of these factors has and may continue to impact the liquidity and value of our investments and a decline in our reinvestment rates. The lower interest rate environment may also impact our net investment income.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products included sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, effective April 1, 2010 we implemented an increase in the cost of insurance rates for certain universal life policies. However, this adjustment, any other permitted adjustments or any additional steps taken to manage our in-force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders, and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Deferred policy acquisition cost. Deferred policy acquisition cost amortization increased by $35.7 million to $99.7 million in the third quarter 2010 compared to $64.0 million in the third quarter of 2009. As a result of a comprehensive review in the third quarter of 2010, we had an unlocking of assumptions related to deferred policy acquisition costs resulting in an acceleration of amortization of $46.4 million, primarily driven by increased lapses in portions of our universal life business and the impact of the low interest rate environment. As part of the unlocking, revisions were also made to estimates of future net investment income, surrenders, and premium funding. Excluding the impact of unlocking, amortization on universal life decreased by $6.7 million as a result of lower surrenders and lower insurance margins.

•

Mortality margins. Prior to the impact of the deferred policy acquisition cost unlocking noted above, universal life mortality margins decreased by $3.4 million to $43.5 million in the third quarter 2010, compared to $46.9 million in the third quarter of 2009. This was a result of lower death benefits partially offset by lower fee income earned on cost of insurance charges. Mortality margins for variable universal life decreased by $1.7 million to $12.3 million in the third quarter of 2010, compared to $14.0 million in the third quarter of 2009, also a result of lower cost of insurance charges and higher death benefits. Fluctuations in mortality are inherent in our lines of business.

•

Interest margins. Investment income on assets backing surplus was $5.8 million in the third quarter of 2010, compared to $3.6 million in the third quarter of 2009. The increase of $2.2 million was primarily from equity in income of alternative asset classes. Universal life interest margins increased primarily as a result of lower interest credited. Variable annuity interest margins declined as a result of lower investment income on assets supporting these products as well as a decline in funds under management.

•

Operating expenses. Non-deferred operating expenses decreased $24.2 million to $64.0 million in the third quarter of 2010, compared to $88.2 million in the third quarter of 2009. Lower operating expenses were a result of the significant expense reductions implemented over the last 18 months.

•

Net realized investment gains or losses on our general account investments. In the third quarter of 2010, we had net realized investment losses of $14.1 million, compared to $17.4 million in the third quarter of 2009. Realized losses in the third quarter of 2010 were driven by debt security impairments of $11.8 million and realized losses of $9.5 million on the embedded derivative associated with our variable annuity guarantees, $5.9 million of which is associated with the non-performance risk factor in addition to $1.2 million of hedge losses associated with those guarantees. This was partially offset by $5.8 million of transaction-related gains. Realized losses in the third quarter of 2009 were driven by impairments of $10.3 million on debt securities and $3.5 million on equity securities as well as transaction losses on debt securities of $9.8 million. This was partially offset by gains of $3.5 million on the embedded derivatives associated with our variable annuity guarantees, $7.5 million of which is associated with the non-performance risk factor, partially offset by $4.0 million of hedge gains associated with those guarantees.

•

Income taxes. The Company recorded an income tax benefit of $7.7 million in third quarter 2010 to continuing operations compared to $11.3 million in the third quarter of 2009. The Company had a full valuation allowance as of December 31, 2009 and an effective tax rate of 0% for the three months ended September 30, 2010, before the application of intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. In the third quarter of 2009, the income tax benefit was driven by a decrease in the valuation allowance, partially offset by the allocation of tax expense to continuing operations from other comprehensive income due to intraperiod tax accounting.

Outlook

During 2009, we took significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities in light of ratings downgrades and the loss of traditional distributors. These actions are beginning to have their intended effect and, we believe, position us for improved results in 2010 and beyond. However, market volatility and/or a “double-dip” recession has had and could have further material adverse effects on our business, financial condition and results of operations. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost-of-insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments (“OTTIs”). Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking.

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

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

In response to these developments, we continue to focus on the following key strategic pillars in 2010:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Profitable growth.

Recent Developments

Formation of Distribution Company

On November 3, 2009, we announced the formation of a distribution company subsidiary, Saybrus Partners, Inc. (“Saybrus”) and that Saybrus had entered into an agreement with financial services firm Edward Jones to provide life insurance consulting services to the firm’s financial advisors. Phoenix formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for Phoenix’s product line within our own distribution channels. Saybrus has signed two additional consulting clients in 2010.

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

As of September 30, 2010, we recorded net deferred tax assets of $266.9 million. This includes $290.9 million attributable to available-for-sale securities with gross unrealized losses offset by $24.0 million of deferred tax liabilities which cannot be offset by losses. We have concluded that a valuation allowance on the $290.9 million of deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold available-for-sale debt securities with gross unrealized losses until recovery of fair value or contractual maturity to avoid realizing taxable capital losses on those securities.

As of September 30, 2010, we have determined that a valuation allowance of $86.9 million is necessary against the net deferred tax asset. Excluding the increase in the valuation allowance related to the adoption of a new accounting standard (see Note 2 to our consolidated financial statements in this Form 10-Q), for the three and nine months ended September 30, 2010, we recorded a net decrease in the valuation allowance of $57.9 million and $152.2 million, respectively. This decrease was primarily the result of appreciation of available-for-sale securities with unrealized gains. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net change was recognized partially through the income statement as a benefit of $7.4 million with the balance recognized as a benefit through other comprehensive income of $50.5 million. Additionally, a $0.3 million benefit was recognized in current tax expense due to the loss from continuing operations in the three months ended September 30, 2010. For the nine month period, the net change was recognized partially through the income statement as a benefit of $10.2 million with the balance recognized as a benefit through other comprehensive income of $142.0 million. Partially offsetting the portion of the net change recognized through the income statement was a $2.4 million tax expense due to the income from continuing operations in the nine months ended September 30, 2010.

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

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment (“OTTI”) has occurred. In situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations.

On a quarterly basis, we review all securities for potential recognition of an OTTI. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

The closed block policyholder dividend obligation, applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses and OTTIs, are each reported separately as components of net income.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both September 30, 2010 and December 31, 2009.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

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

Consolidated Results of Operations

Summary Consolidated Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$154.1	$170.9	$(16.8)	(10%)
Fee income	157.9	166.4	(8.5)	(5%)
Net investment income	194.3	200.4	(6.1)	(3%)
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(25.0)	(37.7)	12.7	34%
Portion of OTTI losses recognized in other comprehensive income	13.1	22.8	(9.7)	(43%)
Net OTTI losses recognized in earnings	(11.9)	(14.9)	3.0	20%
Net realized investment gains (losses), excluding OTTI losses	(2.2)	(2.5)	0.3	12%
Total net realized investment gains (losses)	(14.1)	(17.4)	3.3	19%
Total revenues	492.2	520.3	(28.1)	(5%)

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	288.7	305.6	(16.9)	(6%)
Policyholder dividends	64.7	63.9	0.8	1%
Policy acquisition cost amortization	99.7	64.0	35.7	56%
Interest expense on indebtedness	7.9	8.2	(0.3)	(4%)
Other operating expenses	64.0	88.2	(24.2)	(27%)
Total benefits and expenses	525.0	529.9	(4.9)	(1%)
Loss from continuing operations before income taxes	(32.8)	(9.6)	(23.2)	NM
Income tax benefit	(7.7)	(11.3)	3.6	32%
Income (loss) from continuing operations	(25.1)	1.7	(26.8)	NM
Income (loss) from discontinued operations, net of income taxes	0.1	(28.3)	28.4	100%
Net loss	$(25.0)	$(26.6)	$1.6	6%

Summary Consolidated Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$461.3	$513.7	$(52.4)	(10%)
Fee income	476.1	476.1	—	0%
Net investment income	615.7	579.4	36.3	6%
Net realized investment losses:
Total other-than-temporary impairment (“OTTI”) losses	(80.2)	(134.7)	54.5	40%
Portion of OTTI losses recognized in other comprehensive income	41.4	60.5	(19.1)	(32%)
Net OTTI losses recognized in earnings	(38.8)	(74.2)	35.4	48%
Net realized investment gains (losses), excluding OTTI losses	58.2	(4.0)	62.2	NM
Total net realized investment gains (losses)	19.4	(78.2)	97.6	125%
Total revenues	1,572.5	1,491.0	81.5	5%

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	894.5	965.8	(71.3)	(7%)
Policyholder dividends	224.9	148.3	76.6	52%
Policy acquisition cost amortization	233.8	157.4	76.4	49%
Interest expense on indebtedness	23.9	25.1	(1.2)	(5%)
Other operating expenses	219.1	238.4	(19.3)	(8%)
Total benefits and expenses	1,596.2	1,535.0	61.2	4%
Loss from continuing operations before income taxes	(23.7)	(44.0)	20.3	46%
Income tax expense (benefit)	(7.8)	111.0	(118.8)	(107%)
Loss from continuing operations	(15.9)	(155.0)	139.1	90%
Income (loss) from discontinued operations, net of income taxes	14.9	(57.6)	72.5	126%
Net loss	$(1.0)	$(212.6)	$211.6	100%

———————

Not meaningful (NM)

Analysis of Consolidated Results of Operations

Three months ended September 30, 2010 vs. September 30, 2009

The net loss from continuing operations for the three months ended September 30, 2010 was $25.1 million, or ($0.22) per share, which compares to net income from continuing operations for the three months ended September 30, 2009 of $1.7 million, or $0.01 per share. The decrease in results from continuing operations reflects increased amortization of deferred acquisition costs, lower premiums, and lower net investment income. These were partially offset by lower operating expenses and policyholder benefits.

The net loss in the third quarter included $36.3 million related to an unlocking of assumptions underlying deferred policy acquisition cost amortization, unearned revenue recognition and certain policy reserves.

Policy acquisition cost amortization expense increased $35.7 million to $99.7 million in the third quarter of 2010 compared to $64.0 million in the third quarter of 2009. The increase was driven by an unlocking of assumptions which resulted in an acceleration of amortization of $46.4 million, primarily in the universal life line of business. Excluding the impact of unlocking, amortization on universal life decreased $6.7 million as a result of lower surrenders and lower insurance margins.

Decline in premiums was primarily due to the closed block as the number of policies in-force continues to decline.

Net investment income decreased by $6.1 million to $194.3 million during the three months ended September 30, 2010 from $200.4 million for the three months ended September 30, 2009. The decrease was primarily due to lower yields as compared with prior year and loss in income on previously impaired bonds. In addition, equity in income of venture capital partnerships was lower as a result of market declines in the second quarter of 2010. Recognition of net investment income related to venture capital partnerships is generally on a three-month lag due to the availability of the related financial statements.

Policy benefits decreased by $16.9 million to $288.7 million in the third quarter of 2010 from $305.6 million in the third quarter of 2009. This decrease included $7.7 million related to the unlocking adjustments affecting death benefit and other insurance benefit reserves. In addition, policyholder reserves within the closed block decreased as the number of policies in-force continues to decline.

Operating expenses improved $24.2 million to $64.0 million in the second quarter of 2010 from $88.2 million in the second quarter of 2009. This was a result of result of the significant expense reductions implemented over the last 18 months.

The Company recorded an income tax benefit of $7.7 million in third quarter 2010 to continuing operations compared $11.3 million in the third quarter of 2009. The Company had a full valuation allowance as of December 31, 2009 and an effective tax rate of 0% for the three months ended September 30, 2010, before the application of intraperiod rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. In the third quarter of 2009, a decrease in the valuation allowance of $197.3 million was recorded due to the Company’s inability to recognize tax benefits generated in current and prior periods.

Nine months ended September 30, 2010 vs. September 30, 2009

Net loss from continuing operations for the nine months ended September 30, 2010 was $15.9 million, or ($0.14) per share, which compares to a net loss from continuing operations for the nine months ended September 30, 2009 of $155.0 million, or ($1.34) per share. The improvement from continuing operations reflects improved net realized investment gains, higher net investment income and lower policy benefits and operating expenses. These improvements were partially offset by increased amortization of deferred acquisition costs and policyholder dividends and by lower premiums.

The net income from discontinued operations for the nine months ended September 30, 2010 reflects a correction of an error of $15.6 million in the second quarter of 2010 that decreased the estimated loss on the sale of PFG that was initially recorded in the fourth quarter of 2009 from $22.9 million to $7.3 million.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities. As of September 30, 2010, our general account held debt securities with a carrying value of $10,926.1 million, representing 77.1% of total general account investments. Public debt securities represented 69.7% of total debt securities, with the remaining 30.3% represented by private debt securities.

General Account Debt Securities at Fair Value:
($ in millions)
		Total Debt Securities		Public Debt Securities		Private Debt Securities
SVO	S&P Equivalent	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Rating	Designation	2010	2009	2010	2009	2010	2009

1	AAA/AA/A	$6,369.5	$5,832.8	$4,896.2	$4,549.0	$1,473.3	$1,283.8
2	BBB	3,577.7	3,387.0	2,113.0	2,041.7	1,464.7	1,345.3
Total investment grade		9,947.2	9,219.8	7,009.2	6,590.7	2,938.0	2,629.1
3	BB	577.9	643.8	389.7	402.3	188.2	241.5
4	B	176.5	231.0	109.6	124.3	66.9	106.7
5	CCC and lower	170.8	150.5	69.6	86.7	101.2	63.8
6	In or near default	53.7	87.9	37.0	59.8	16.7	28.1
Total debt securities		$10,926.1	$10,333.0	$7,615.1	$7,263.8	$3,311.0	$3,069.2

Debt Securities by Type:	As of September 30, 2010
($ in millions)			Unrealized Gains (Losses)
	Fair		Gross	Gross	Net Gains
	Value	Cost	Gains	Losses	(Losses)

U.S. government and agency	$650.5	$597.9	$61.6	$(9.0)	$52.6
State and political subdivision	189.5	181.0	10.8	(2.3)	8.5
Foreign government	176.6	150.8	25.8	—	25.8
Corporate	6,133.4	5,690.9	572.5	(130.0)	442.5
Commercial mortgage-backed	1,114.7	1,085.1	59.4	(29.8)	29.6
Residential mortgage-backed	2,063.7	2,087.1	74.0	(97.4)	(23.4)
CDO/CLO	228.0	304.2	4.2	(80.4)	(76.2)
Other asset-backed	369.7	367.7	9.3	(7.3)	2.0
Total debt securities	$10,926.1	$10,464.7	$817.6	$(356.2)	$461.4
Debt securities outside closed block:
Unrealized gains	$3,380.1	$3,122.3	$257.8	$—	$257.8
Unrealized losses	964.7	1,194.9	—	(230.2)	(230.2)
Total outside the closed block	4,344.8	4,317.2	257.8	(230.2)	27.6
Debt securities in closed block:
Unrealized gains	5,819.1	5,259.3	559.8	—	559.8
Unrealized losses	762.2	888.2	—	(126.0)	(126.0)
Total in the closed block	6,581.3	6,147.5	559.8	(126.0)	433.8
Total debt securities	$10,926.1	$10,464.7	$817.6	$(356.2)	$461.4

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2010 in our debt securities portfolios were banking (6.7%), electrical utilities (5.1%), insurance (3.4%), hospital management and services (2.9%) and oil (2.9%).

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

Most of our RMBS portfolio is highly rated. As of September 30, 2010, 85.0% of the total residential portfolio was rated AAA or AA. We have $153.8 million of sub-prime exposure, $222.6 million of Alt-A exposure and $536.1 million of prime exposure, which combined amount to 6.3% of our general account. The majority of our sub-prime, Alt-A and prime exposure is investment grade, with 54.4% being AAA rated and another 14.3% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of September 30, 2010 totaled $10.2 million. These impairments consist of $2.6 million from prime, $7.5 million from Alt-A and $0.1 million from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in millions)	As of September 30, 2010
	Carrying	Market	% General					BB and	% Closed
	Value(2)	Value(2)	Account(1)	AAA	AA	A	BBB	Below	Block
Collateral
Agency	$1,089.0	$1,151.2	8.0%	100.0%	0.0%	0.0%	0.0%	0.0%	63.4%
Prime	561.0	536.1	3.7%	60.7%	11.6%	2.3%	0.7%	24.7%	42.1%
Alt-A	258.2	222.6	1.5%	32.5%	15.9%	7.4%	8.1%	36.1%	34.4%
Sub-prime	178.9	153.8	1.1%	65.6%	5.2%	0.0%	10.0%	19.2%	5.5%
Total	$2,087.1	$2,063.7	14.3%	79.9%	5.1%	1.4%	1.8%	11.8%	50.5%

———————

(1)

Percentages based on Market Value.

(2)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

General Account Prime Mortgage-Backed Securities:
($ in millions)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$326.6	$325.2	2.3%	0.0%	0.0%	1.7%	7.8%	29.3%	61.2%
AA	65.7	62.2	0.4%	0.0%	3.0%	28.0%	0.0%	50.7%	18.3%
A	12.4	12.6	0.1%	0.0%	0.0%	0.0%	98.0%	0.0%	2.0%
BBB	4.8	3.6	0.0%	0.0%	0.0%	0.0%	52.1%	3.5%	44.4%
BB and Below	151.5	132.5	0.9%	0.0%	9.1%	46.2%	41.6%	2.5%	0.6%
Total	$561.0	$536.1	3.7%	0.0%	2.6%	15.7%	17.7%	24.3%	39.7%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in millions)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$81.2	$72.3	0.5%	0.0%	0.0%	0.0%	18.7%	71.6%	9.7%
AA	37.7	35.3	0.2%	0.0%	0.0%	82.9%	0.0%	0.0%	17.1%
A	17.1	16.5	0.1%	0.0%	0.0%	0.0%	81.0%	4.1%	14.9%
BBB	24.9	18.1	0.1%	0.0%	0.0%	0.0%	0.0%	80.0%	20.0%
BB and Below	97.3	80.4	0.6%	0.0%	4.1%	32.3%	52.9%	9.6%	1.1%
Total	$258.2	$222.6	1.5%	0.0%	1.5%	24.8%	31.2%	33.5%	9.0%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in millions)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 and
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$103.1	$100.9	0.7%	7.7%	10.9%	4.6%	30.8%	32.6%	13.4%
AA	9.0	8.0	0.1%	0.0%	0.0%	0.0%	52.4%	0.0%	47.6%
A	0.1	0.1	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	24.4	15.4	0.1%	0.0%	34.4%	9.4%	16.0%	24.6%	15.6%
BB and Below	42.3	29.4	0.2%	0.0%	44.3%	30.3%	24.8%	0.0%	0.6%
Total	$178.9	$153.8	1.1%	5.1%	19.1%	9.8%	29.3%	23.8%	12.9%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities (“CMBS”)

General Account Commercial Mortgage-Backed Securities:
($ in millions)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General	Post-				2004 and	% Closed
	Value	Value(1)	Account(2)	2007	2007	2006	2005	Prior	Block
Rating
AAA	$884.0	$932.8	6.5%	2.7%	3.9%	10.2%	7.5%	75.7%	67.5%
AA	96.1	90.7	0.6%	0.0%	13.5%	13.2%	16.3%	57.0%	54.5%
A	87.5	82.3	0.6%	22.2%	15.0%	3.6%	6.6%	52.6%	48.2%
BBB	21.3	16.5	0.1%	0.0%	26.9%	0.0%	0.0%	73.1%	52.8%
BB and Below	51.9	26.3	0.2%	0.0%	16.2%	30.5%	46.5%	6.8%	44.2%
Total	$1,140.8	$1,148.6	8.0%	3.8%	6.1%	10.2%	8.9%	71.0%	64.4%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $55.7 million and $33.9 million, respectively.

(2)

Percentages based on Market Value.

Realized Gains and Losses

The following table presents certain information with respect to realized investment gains and losses, including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2010	2009	2010	2009

Total other-than-temporary debt impairment losses	$(24.9)	$(33.1)	$(79.6)	$(121.4)
Portion of loss recognized in other comprehensive income	13.1	22.8	41.4	60.5
Net debt impairment losses recognized in earnings	$(11.8)	$(10.3)	$(38.2)	$(60.9)

Debt security impairments	$(11.8)	$(10.3)	$(38.2)	$(60.9)
Equity security impairments	(0.1)	(3.5)	(0.6)	(3.5)
Other investments impairments	—	(1.1)	—	(9.8)
Impairment losses	(11.9)	(14.9)	(38.8)	(74.2)
Debt security transaction gains	6.8	1.6	52.9	18.5
Debt security transaction losses	(0.9)	(9.8)	(8.1)	(58.8)
Equity security transaction gains	0.1	—	0.1	2.2
Other investments transaction gains (losses)	0.1	(0.2)	(1.3)	(0.1)
Venture capital partnership transaction losses	(0.3)	(0.3)	(0.3)	(1.3)
CDO deconsolidation gains	—	—	—	57.0
Net transaction gains (losses)	5.8	(8.7)	43.3	17.5
Realized gains (losses) on fair value option investments	1.5	2.7	1.1	3.3
Realized gains (losses) on derivative assets and liabilities	(9.5)	3.5	13.8	(24.8)
Net realized investment gains (losses), excluding impairment losses	(2.2)	(2.5)	58.2	(4.0)
Net realized investment gains (losses), including impairment losses	$(14.1)	$(17.4)	$19.4	$(78.2)

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At September 30, 2010, this included debt securities with $85.6 million of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of OTTI charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Debt Securities

Fixed maturity OTTIs recorded in the first three quarters of 2010 were concentrated in mortgage-backed securities and CDO/CLO holdings. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $11.8 million in the third quarter of 2010 and $10.3 million in the third quarter of 2009 and $38.2 million for the first nine months of 2010 and $60.9 million for the first nine months of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $13.1 million in the third quarter of 2010 and $22.8 million in the third quarter of 2009 and $41.4 million for the first nine months of 2010 and $60.5 million for the first nine months of 2009.

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

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(65.8)	$(48.2)	$(44.4)	$(41.6)
Add: Credit losses on OTTIs not previously recognized	(6.9)	(5.2)	(15.8)	(28.0)
Less: Credit losses on securities sold	1.1	18.0	1.1	38.4
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Add: Credit losses on previously impaired securities	(3.1)	(2.6)	(15.6)	(6.8)
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Debt securities credit losses, end of period	$(74.7)	$(38.0)	$(74.7)	$(38.0)

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

Unrealized Gains and Losses

The following tables present certain information with respect to our gross unrealized losses related to our investments in general account debt securities, both outside and inside the closed block, as of September 30, 2010. In the tables, we separately present information that is applicable to unrealized losses both outside and inside the closed block. See Note 4 to our consolidated financial statements in this Form 10-Q for more information regarding the closed block. Applicable deferred policy acquisition costs and deferred income taxes are reflected in comprehensive income.

Gross and Net	As of September 30, 2010
Unrealized Gains (Losses):	Total		Outside Closed Block		Closed Block
($ in millions)	Gains	Losses	Gains	Losses	Gains	Losses

Debt securities
Number of positions	3,374	870	2,249	661	1,125	209
Unrealized gains (losses)	$817.6	$(356.2)	$257.8	$(230.2)	$559.8	$(126.0)
Applicable policyholder dividend obligation (reduction)	559.8	(126.0)	—	—	559.8	(126.0)
Applicable deferred policy acquisition costs (benefit)	167.3	(133.6)	167.3	(133.6)	—	—
Applicable deferred income taxes (benefit)	31.7	(33.8)	31.7	(33.8)	—	—
Offsets to net unrealized gains (losses)	758.8	(293.4)	199.0	(167.4)	559.8	(126.0)
Unrealized gains (losses) after offsets	$58.8	$(62.8)	$58.8	$(62.8)	$—	$—
Net unrealized losses after offsets		$(4.0)		$(4.0)		$—

Equity securities
Number of positions	63	14	42	6	21	8
Unrealized gains (losses)	$18.5	$(0.5)	$10.6	$(0.3)	$7.9	$(0.2)
Applicable policyholder dividend obligation (reduction)	7.9	(0.2)	—	—	7.9	(0.2)
Applicable deferred income taxes (benefit)	3.7	(0.1)	3.7	(0.1)	—	—
Offsets to net unrealized gains (losses)	11.6	(0.3)	3.7	(0.1)	7.9	(0.2)
Unrealized gains (losses) after offsets	$6.9	$(0.2)	$6.9	$(0.2)	$—	$—
Net unrealized gains after offsets	$6.7		$6.7		$—

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in millions)	2010(1)	2009(1)

U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(9.3)	(4.1)
Commercial mortgage-backed	(14.8)	(4.1)
Residential mortgage-backed	(62.0)	(39.7)
CDO/CLO	(35.5)	(32.9)
Other asset-backed	(0.2)	—
Fixed maturity non-credit losses in AOCI	$(121.8)	$(80.8)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

Duration of Gross Unrealized Losses on	As of September 30, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Total fair value	$964.7	$77.0	$29.2	$858.5
Total amortized cost	1,194.9	81.5	33.4	1,080.0
Unrealized losses	$(230.2)	$(4.5)	$(4.2)	$(221.5)
Unrealized losses after offsets	$(62.9)	$(1.4)	$(1.4)	$(60.1)
Number of securities	661	74	24	563

Investment grade:
Unrealized losses	$(84.3)	$(3.0)	$(0.3)	$(81.0)
Unrealized losses after offsets	$(24.5)	$(0.9)	$(0.1)	$(23.5)

Below investment grade:
Unrealized losses	$(145.9)	$(1.5)	$(3.9)	$(140.5)
Unrealized losses after offsets	$(38.4)	$(0.5)	$(1.3)	$(36.6)

Equity securities outside closed block
Unrealized losses	$(0.3)	$(0.2)	$—	$(0.1)
Unrealized losses after offsets	$(0.2)	$(0.1)	$—	$(0.1)
Number of securities	6	5	—	1

For debt securities outside of the closed block with gross unrealized losses, 39.0% of the unrealized losses after offsets pertain to investment grade securities and 61.0% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2010
General Account Securities Outside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities outside closed block
Unrealized losses over 20% of cost	$(186.3)	$(12.1)	$(17.4)	$(156.8)
Unrealized losses over 20% of cost after offsets	$(49.2)	$(3.8)	$(4.8)	$(40.6)
Number of securities	251	41	46	164

Investment grade:
Unrealized losses over 20% of cost	$(51.9)	$(3.5)	$(4.3)	$(44.1)
Unrealized losses over 20% of cost after offsets	$(14.5)	$(1.1)	$(1.5)	$(11.9)

Below investment grade:
Unrealized losses over 20% of cost	$(134.4)	$(8.6)	$(13.1)	$(112.7)
Unrealized losses over 20% of cost after offsets	$(34.7)	$(2.7)	$(3.3)	$(28.7)

Equity securities outside closed block
Unrealized losses over 20% of cost	$(0.3)	$(0.3)	$—	$—
Unrealized losses over 20% of cost after offsets	$(0.1)	$(0.1)	$—	$—
Number of securities	4	4	—	—

Duration of Gross Unrealized Losses on	As of September 30, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Total fair value	$762.2	$49.3	$28.8	$684.1
Total amortized cost	888.2	52.1	33.0	803.1
Unrealized losses	$(126.0)	$(2.8)	$(4.2)	$(119.0)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	209	18	10	181

Investment grade:
Unrealized losses	$(66.7)	$(1.4)	$(0.2)	$(65.1)
Unrealized losses after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(59.3)	$(1.4)	$(4.0)	$(53.9)
Unrealized losses after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses	$(0.2)	$(0.1)	$—	$(0.1)
Unrealized losses after offsets	$—	$—	$—	$—
Number of securities	8	7	—	1

For debt securities inside the closed block with gross unrealized losses, there were no unrealized losses after offsets pertaining to investment grade securities and there were no unrealized losses after offsets pertaining to below investment grade securities at September 30, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of September 30, 2010
General Account Securities Inside Closed Block:		0 – 6	6 – 12	Over 12
($ in millions)	Total	Months	Months	Months

Debt securities inside closed block
Unrealized losses over 20% of cost	$(89.5)	$(8.0)	$(11.8)	$(69.7)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	75	13	13	49

Investment grade:
Unrealized losses over 20% of cost	$(41.7)	$(2.3)	$(2.1)	$(37.3)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(47.8)	$(5.7)	$(9.7)	$(32.4)
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Equity securities inside closed block
Unrealized losses over 20% of cost	$(1.0)	$(1.0)	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—
Number of securities	3	3	—	—

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

The Phoenix Companies, Inc. (consolidated)

Summary Consolidated Cash Flows:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2010	2009	2010 vs. 2009
Continuing operations
Cash for operating activities	$(234.6)	$(516.6)	$282.0	55%
Cash from investing activities	158.9	463.3	(304.4)	(66%)
Cash from (for) financing activities	33.2	(173.0)	206.2	119%
	$(42.5)	$(226.3)	$183.8	81%

Discontinued operations
Cash for operating activities	$(4.4)	$(16.5)	$12.1	73%
Cash for investing activities	(1.2)	(6.7)	5.5	82%
	$(5.6)	$(23.2)	$17.6	76%

Nine months ended September 30, 2010 vs. September 30, 2009

Continuing Operations

Cash used for operating activities decreased by $282.0 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This was primarily the result of a decrease in policyholder benefits of $251.8 million consistent with favorable mortality and lower surrenders as compared with prior year. Operating expenses were $31.2 million lower as a result of cost saving initiatives implemented over the past 18 months. Premiums collected were $21.8 million lower, which was offset by $54.4 million of lower policy acquisition costs as a result of decline in sales. Investment income collected declined $38.8 million primarily as a result of lower yields as compared to prior year and loss in income recognized on previously impaired bonds.

Investment proceeds, net of purchases, decreased by $220.5 million. In addition, outflows for policyholder loan advances decreased by $120.2 million from both a decline in surrenders and the cash proceeds of $28.5 million received from the sale of PFG.

Cash flows from financing activities were positive during the first nine months of 2010, an increase of $206.2 million compared to the first nine months of 2009. This was primarily the result of a decrease of $121.8 million in withdrawals, as well as an increase of $73.5 million in policyholder deposits. See Note 7 to our consolidated financial statements in this Form 10-Q for additional information on financing activities.

Discontinued Operations

Cash flows increased $17.6 million from discontinued operations for the first nine months of 2010 as compared with the first nine months of 2009 primarily as a result of lower claims payments related to the discontinued reinsurance operations business.

The Phoenix Companies, Inc. Sources and Uses of Cash (parent company only)

In addition to existing cash and securities, our primary sources of liquidity consist of dividends from Phoenix Life. Under New York Insurance Law, Phoenix Life is permitted to pay stockholder dividends to the holding company in any calendar year without prior approval from the New York Superintendent of Insurance in the amount of the lesser of 10% of Phoenix Life’s surplus to policyholders as of the immediately preceding calendar year or Phoenix Life’s statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. Based on this calculation, Phoenix Life would be able to pay a dividend of $29.2 million in 2010. In assessing our ability to pay dividends from Phoenix Life, we also consider the level of statutory capital and risk-based capital of that entity. Our capitalization has declined in the past two years and we may have less flexibility to pay dividends to PNX if we experience further declines. As of September 30, 2010, we had $737.9 million of statutory surplus and asset valuation reserve (“AVR”) and our estimated risk-based capital ratio was in excess of 250% at Phoenix Life.

Our principal needs at the holding company level are debt service (net of amounts due on bonds repurchased), income taxes and operating expenses. Interest expense on senior unsecured bonds as of the nine months ended September 30, 2010 and 2009 was $14.5 million and $15.6 million, respectively. As of September 30, 2010, future minimum annual principal payments on senior unsecured bonds are $253.6 million in 2032.

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

Annualized life surrenders were elevated in 2009, but improved in the nine months ended September 30, 2010, dropping to 8.0%. As the bond market improved in 2009, we were able to shift the composition of our liquidity position from primarily very low yielding treasury bills and notes to include a larger percentage of higher yielding agency mortgage-backed securities. Based on the improvement in portfolio valuations and reduced surrender activity, we have reduced our liquidity target from 10% of the portfolio down to 8%. This decrease in liquid assets will be redeployed into investment grade securities to enhance investment income.

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

The financial strength and debt ratings as of November 4, 2010 were as follows:

Financial Strength Rating
Rating Agency	of Phoenix Life	Outlook	Senior Debt Rating of PNX	Outlook

A.M. Best Company, Inc.	B+	Negative	bb-	Negative
Moody’s	Ba2	Stable	B3	Stable
Standard & Poor’s	BB-	Negative	CCC+	Negative

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Consolidated Financial Condition

Consolidated Balance Sheet:			Increase (decrease) and
($ in millions)	Sept 30,	Dec 31,	percentage change
	2010	2009	2010 vs. 2009
ASSETS
Available-for-sale debt securities, at fair value	$10,926.1	$10,333.0	$593.1	6%
Available-for-sale equity securities, at fair value	46.7	25.2	21.5	85%
Venture capital partnerships, at equity in net assets	208.9	188.6	20.3	11%
Policy loans, at unpaid principal balances	2,312.9	2,324.4	(11.5)	0%
Other investments	582.9	539.7	43.2	8%
Fair value option investments	96.1	69.3	26.8	39%
Total investments	14,173.6	13,480.2	693.4	5%
Cash and cash equivalents	208.6	256.7	(48.1)	(19%)
Accrued investment income	194.7	176.3	18.4	10%
Receivables	405.8	356.6	49.2	14%
Deferred policy acquisition costs	1,471.7	1,916.0	(444.3)	(23%)
Deferred income taxes	266.9	166.2	100.7	61%
Other assets	159.8	195.7	(35.9)	(18%)
Discontinued operations assets	80.8	3,634.5	(3,553.7)	(98%)
Separate account assets	4,231.5	4,418.1	(186.6)	(4%)
Total assets	$21,193.4	$24,600.3	$(3,406.9)	(14%)

LIABILITIES
Policy liabilities and accruals	$13,214.9	$13,151.1	$63.8	0%
Policyholder deposit funds	1,389.9	1,342.7	47.2	4%
Indebtedness	427.7	428.0	(0.3)	0%
Other liabilities	513.6	527.8	(14.2)	(3%)
Discontinued operations liabilities	55.8	3,601.5	(3,545.7)	(98%)
Separate account liabilities	4,231.5	4,418.1	(186.6)	(4%)
Total liabilities	19,833.4	23,469.2	(3,635.8)	(15%)

STOCKHOLDERS’ EQUITY
Common stock and additional paid in capital	2,631.3	2,628.6	2.7	0%
Accumulated deficit	(1,151.9)	(1,146.7)	(5.2)	0%
Accumulated other comprehensive income (loss)	60.1	(171.3)	231.4	135%
Treasury stock	(179.5)	(179.5)	—	0%
Total stockholders’ equity	1,360.0	1,131.1	228.9	20%
Total liabilities and stockholders’ equity	$21,193.4	$24,600.3	$(3,406.9)	(14%)

———————

Not meaningful (NM)

September 30, 2010 compared to December 31, 2009

Assets

The increase in total investments was primarily the result of an increase in the value of available-for-sale debt securities from lower interest rates and spread tightening in non-treasury sectors. Available-for-sale equity securities also increased in value as a result of an increase in unrealized gains as equity markets recovered in the third quarter. Venture capital partnerships increased primarily as a result of equity in earnings for the partnerships. Within other investments, derivatives contributed to the majority of the increase as a result of appreciation related to hedging of guarantees on variable annuity liabilities. Fair value option investments increased as a result of the election of the fair value option on beneficial interests in securitized financial assets pursuant to our adoption of new accounting guidance in the third quarter of 2010. See Note 2 to our consolidated financial statements in this Form 10-Q for additional information.

Cash and cash equivalents decreased due to a shift to available-for-sale debt securities.

Receivables increased as a result of reinsurance recoverables on several death claims on reinsured policies in the third quarter of 2010.

Composition of Deferred Policy Acquisition Costs			Increase (decrease) and
by Product:	Sept 30,	Dec 31,	percentage change
($ in millions)	2010	2009	2010 vs. 2009

Variable universal life	$246.9	$275.1	$(28.2)	(10%)
Universal life	605.6	888.3	(282.7)	(32%)
Variable annuities	173.8	243.6	(69.8)	(29%)
Fixed annuities	1.1	8.3	(7.2)	(87%)
Traditional life	444.3	500.7	(56.4)	(11%)
Total deferred policy acquisition costs	$1,471.7	$1,916.0	$(444.3)	(23%)

Deferred policy acquisition costs decreased as a result of declines in offsets for unrealized losses on debt securities as well as amortization. Also contributing to the decrease was an unlocking of assumptions related to deferred policy acquisition costs during the third quarter of 2010 which resulted in an acceleration of amortization of $46.4 million, primarily in the universal life line of business.

The increase in the deferred tax asset was primarily driven by an increase in the closed block policyholder dividend obligation.

The decrease in discontinued operations assets related to the sale of PFG. See Note 16 to our consolidated financial statements in this Form 10-Q for additional information.

Liabilities and Stockholders’ Equity

Accumulated other comprehensive loss improved as a result of an increase in the value of investments as well as a corresponding decrease in deferred policy acquisition cost offsets.

Funds on Deposit

Annuity Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Deposits	$38.7	$12.6	$84.8	$130.1
Performance and interest credited	282.2	386.6	197.0	588.7
Fees	(13.3)	(12.2)	(41.9)	(38.9)
Benefits and surrenders	(120.8)	(143.0)	(397.2)	(497.2)
Change in funds on deposit	186.8	244.0	(157.3)	182.7
Funds on deposit, beginning of period	3,582.0	3,674.2	3,926.1	3,735.5
Annuity funds on deposit, end of period	$3,768.8	$3,918.2	$3,768.8	$3,918.2

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Annuity funds on deposit increased during the three months ended September 30, 2010. However, for the nine months ended September 30, 2010 annuity funds on deposit decreased overall. During the third quarter of 2010, there was positive performance of the equity markets as they rebounded from the second quarter of 2010. In addition, lower surrenders and higher premium inflows as compared with the same period in prior year contributed to positive fund flows.

The primary driver of the decrease for the nine months ended September 30, 2010 was negative performance of equity markets during the second quarter of 2010. Partially offsetting negative fund performance was a reduction in the dollar amount of surrenders as compared with the same period in prior year. Deposits for the nine months ended September 30, 2010 were lower than the same period in prior year reflecting decrease in sales following the loss of several key distribution relationships early in 2009.

Variable Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Deposits	$26.2	$28.4	$82.5	$91.3
Performance and interest credited	97.9	130.5	58.0	189.6
Fees and cost of insurance	(22.1)	(22.1)	(67.1)	(71.6)
Benefits and surrenders	(40.6)	(36.3)	(132.1)	(116.8)
Change in funds on deposit	61.4	100.5	(58.7)	92.5
Funds on deposit, beginning of period	1,048.4	1,057.1	1,168.5	1,065.1
Variable universal life funds on deposit, end of period	$1,109.8	$1,157.6	$1,109.8	$1,157.6

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

For the three months ended September 30, 2010, variable universal life funds on deposit increased as compared to an overall decrease in funds for the nine months ended September 30, 2009. The primary driver of these changes was market performance which had positive returns in the third quarter of 2010. Deposits remained relatively flat for both the three and nine month period. However, benefits and surrenders remained higher for the nine months ended September 30, 2010 compared to 2009.

Universal Life Funds on Deposit:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2010	2009	2010	2009

Deposits	$80.8	$88.1	$240.2	$267.9
Interest credited	20.7	24.5	65.3	71.9
Fees and cost of insurance	(103.6)	(110.7)	(319.5)	(324.2)
Benefits and surrenders	(42.5)	(53.6)	(129.9)	(145.1)
Change in funds on deposit	(44.6)	(51.7)	(143.9)	(129.5)
Funds on deposit, beginning of period	1,981.4	2,178.2	2,080.7	2,256.0
Universal life funds on deposit, end of period	$1,936.8	$2,126.5	$1,936.8	$2,126.5

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Universal life funds on deposit decreased during the three and nine month periods ended September 30, 2010 and 2009. The decrease for the three months ended September 30, 2010 and 2009 was comparable. The decrease in deposits was offset by a lower amount of surrenders in the third quarter 2010. The decrease in funds on deposit was greater during the first nine months of 2010 compared to 2009 primarily as a result of lower sales and renewal premiums.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into agreements to fund limited partnerships that make debt and equity investments. As of September 30, 2010, the Company had unfunded commitments of $236.2 million under such agreements, of which $69.4 million is expected to be funded by December 31, 2010.

In addition, the Company enters into agreements to purchase private placement investments. At September 30, 2010, the Company had open commitments of $40.2 million under such agreements which are expected to be funded by December 31, 2010.

Commitments Related to Recent Business Combinations

Under the terms of purchase agreements related to certain business combinations, we are subject to certain contractual obligations and commitments related to additional purchase consideration and other purchase arrangements as described in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of certain venture capital partnerships, Phoenix Life issued a guarantee with respect to the outstanding unfunded commitments related to the partnerships that were sold. As of September 30, 2010, the Company has funded $6.7 million under this guarantee and has established a receivable from the respective partnerships for this amount. Management believes the receivable to be fully collectible. An additional $5.0 million of unfunded commitments remain subject to this guarantee.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of September 30, 2010, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Phoenix Life’s and its subsidiaries’ combined statutory basis capital and surplus (including AVR) increased from $576.9 million at December 31, 2009 to $743.2 million at September 30, 2010. The principal factors resulting in this increase were lower annuity reserves resulting from favorable equity market performance, unrealized investment gains and an increase to the admitted deferred tax assets. Statutory results are preliminary until filed with the regulatory authorities.

Obligations Related to Pension and Postretirement Employee Benefit Plans

As of September 30, 2010, there were no material changes to our obligations related to pension and postretirement employee benefit plans as described in our 2009 Annual Report on Form 10-K.

We made contributions to the pension plan of $16.8 million in the first quarter of 2010, $4.1 million in the second quarter of 2010 and $2.7 million in the third quarter of 2010. We made contributions totaling $3.6 million during 2009. Over the next three months, we expect to make additional contributions to the plans of approximately $2.1 million. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

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

See our 2009 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at September 30, 2010 in comparison to December 31, 2009.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There were no material changes in our exposure to operational and market risk exposure at September 30, 2010 in comparison to December 31, 2009.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The definitive agreement to sell PFG contains a provision requiring the Company to indemnify Tiptree for any losses due to actions resulting from certain specified acts or omissions associated with the divested business prior to closing. There has been litigation filed that falls within this provision of the agreement. The Company intends to defend this matter vigorously.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

Our investments in alternative asset classes, such as hedge funds, private equity funds and limited partnership interests generate returns that are more volatile than other asset classes are also relatively illiquid and may be harder to value or sell in adverse market conditions. Our investments in alternative asset classes produced a net loss before offsets of $40.1 million in the year ended December 31, 2009 as a result of adverse market conditions in the first half of 2009. Market conditions significantly improved during the second half of 2009 through 2010, resulting in a net gain before offsets of $43.1 million recognized during the nine months ended September 30, 2010.

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At September 30, 2010, we carried a valuation allowance of $86.9 million on $353.8 million of deferred tax assets.

•

The funding requirements of our pension plan are dependent on the performance of the debt and equity markets. During the nine months ended September 30, 2010, Phoenix made $23.6 million in contributions and we expect to make additional contributions of approximately $2.1 million by December 31, 2010. Future market declines could result in additional funding requirements. Also, the funding requirements of our pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

•

The value of our investment portfolio had an unrealized gain position after offsets of $2.7 million, at September 30, 2010. Despite the net gain position, we may experience future realized or unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can become depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

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

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. Hedging gains were $3.4 million for the nine months ended September 30, 2010. Hedging losses were $4.2 million in 2009. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

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

Our litigation matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on the Company’s financial position. See Part I, Item 1, Note 18 and Part II, Item 1 for further details.

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

We have established reserves for claims and related expenses that we expect to pay on our discontinued group accident and health reinsurance business. These reserves are based on currently known facts and estimates about, among other things, the amount of insured losses and expenses that we believe we will pay, the period over which they will be paid, the amount of reinsurance we believe we will collect from our retrocessionaires and the likely legal and administrative costs of winding down the business. Our total net reserves were $48.2 million as of September 30, 2010.

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

4.5

Form of Share Certificate for Common Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 to The Phoenix Companies, Inc. Registration Statement on Form S-1 (Registration No. 333-55268), filed February 9, 2001, as amended)

10.1

The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.2

First Amendment to The Phoenix Companies, Inc. Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.3

Form of Incentive Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.4

Form of Non-Qualified Stock Option Agreement under The Phoenix Companies, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.5

Form of Non-Qualified Stock Option Agreement (Performance and Service-Vesting Awards) (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed May 4, 2009)

10.6

The Phoenix Companies, Inc. Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.6 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.7

The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.8

First Amendment to The Phoenix Companies, Inc. Excess Benefit Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.9

The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.10

First Amendment to The Phoenix Companies, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009) (merged into The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, effective September 1, 2009)

10.11

The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed November 6, 2009)

10.12

Discussion of The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan, as amended (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.13

First Amendment to The Phoenix Companies, Inc. Non-Qualified Excess Investment Plan amended and restated as of September 1, 2009 (incorporated herein by reference to Exhibit 10.14 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.14

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.9 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.15

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.16

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.17

The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.10 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.18

Discussion of The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Item 5.02(e) to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 9, 2009)

10.19

First Amendment to The Phoenix Companies, Inc. Nonqualified Supplemental Executive Retirement Plan B, as amended and restated (incorporated herein by reference to Exhibit 10.20 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2010)

10.20

The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.22 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.21

Form of Award Letter under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.22

Form of Description of Long Term Incentive Cycle under The Phoenix Companies, Inc. 2003 Restricted Stock, Restricted Stock Unit and Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 8, 2006)

10.23

Form of Restricted Stock Units Agreement of The Phoenix Companies, Inc. (incorporated herein by reference to Exhibit 10.27 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 10, 2006)

10.24

Form of Restricted Stock Units Agreement Individual for Performance-Based Incentive Grants (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed February 28, 2007)

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

10.35

Offer Letter dated February 9, 2004 by The Phoenix Companies, Inc. to Philip K. Polkinghorn (incorporated herein by reference to Exhibit 10.50 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 22, 2004; SEC File Number 001-16517)

10.36

Letter Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to Exhibit 10.42 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2008)

10.37

Second Amended and Restated Employment Agreement dated May 6, 2008 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.38

Amended and Restated Employment Continuation Agreement effective January 1, 2008, between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 5, 2009)

10.39

Consulting Agreement dated March 22, 2009 between The Phoenix Companies, Inc. and Dona D. Young (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed March 23, 2009)

10.40

Discussion of compensation of Michael E. Hanrahan (incorporated herein by reference to The Phoenix Companies, Inc. Current Report on Form 8-K filed August 25, 2009 and The Phoenix Companies, Inc. Current Report on Form 8-K filed on February 17, 2010)

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

10.46

Fiscal Agency Agreement dated as of December 15, 2004 between Phoenix Life Insurance Company and The Bank of New York (incorporated herein by reference to Exhibit 10.38 to The Phoenix Companies, Inc. Annual Report on Form 10-K filed March 11, 2005; SEC File Number 001-16517)

10.47

First Amended and Restated Credit Agreement dated as of April 2, 2008, by and among The Phoenix Companies, Inc., and Phoenix Life Insurance Company as Borrowers; Wachovia Bank, National Association, as Administrative Agent; The Bank of New York, as Syndication Agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as Documentation Agents; and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 7, 2008)

10.48

First Amendment to First Amended and Restated Credit Agreement, dated as of November 7, 2008, by and among The Phoenix Companies, Inc. and Phoenix Life Insurance Company as borrowers; Wachovia Bank, National Association, as administrative agent; The Bank of New York, as syndication agent; BMO Capital Markets Financing, Inc., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as documentation agents; and the other lenders party thereto (incorporated herein by reference to Exhibit 10.55 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q dated November 10, 2008)

10.49

Agreement, dated as of April 16, 2008, among The Phoenix Companies, Inc. Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed April 16, 2008)

10.50

Investment and Contribution Agreement, dated as of October 30, 2008, by and among The Phoenix Companies, Inc., Phoenix Investment Management Company, Virtus Holdings, Inc. and Harris Bankcorp, Inc. (incorporated by reference herein to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed November 5, 2008)

10.51

Separation Agreement, Plan of Reorganization and Distribution by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.52

Transition Services Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.2 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.53

Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.3 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.54

Amendment to Tax Separation Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of April 8, 2009 (incorporated herein by reference to Exhibit 10.39 to The Phoenix Companies, Inc. Quarterly Report on Form 10-Q filed May 8, 2009)

10.55

Employee Matters Agreement by and between The Phoenix Companies, Inc. and Virtus Investment Partners, Inc. dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.4 to The Phoenix Companies, Inc. Current Report on Form 8-K filed December 23, 2008)

10.56

Amended and Restated Technology Services Agreement by and among Phoenix Life Insurance Company and Electronic Data Systems, LLC dated January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K dated January 6, 2009)

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

THE PHOENIX COMPANIES, INC.

Date: November 5, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer